Form 10-Q
period 2014-06-29
LOCKHEED MARTIN CORP
filed 2014-07-23
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

There were 317,388,019 shares of our common stock, $1 par value per share, outstanding as of June 29, 2014.

Lockheed Martin Corporation

Form 10-Q

For the Quarterly Period Ended June 29, 2014

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

Lockheed Martin Corporation

Consolidated Statements of Earnings

(unaudited; in millions, except per share data)

	Quarters Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net sales
Products	$ 8,980	$ 9,005	$ 17,390	$ 17,711
Services	2,326	2,403	4,566	4,767
Total net sales	11,306	11,408	21,956	22,478
Cost of sales
Products	(7,930)	(7,815)	(15,269)	(15,486)
Services	(2,063)	(2,137)	(4,013)	(4,271)
Severance charges	—	—	—	(30)
Other unallocated, net	28	(232)	38	(426)
Total cost of sales	(9,965)	(10,184)	(19,244)	(20,213)
Gross profit	1,341	1,224	2,712	2,265
Other income, net	85	74	146	152
Operating profit	1,426	1,298	2,858	2,417
Interest expense	(85)	(88)	(171)	(180)
Other non-operating income (expense), net	—	1	2	(1)
Earnings before income taxes	1,341	1,211	2,689	2,236
Income tax expense	(452)	(352)	(867)	(616)
Net earnings	$ 889	$ 859	$ 1,822	$ 1,620

Earnings per common share
Basic	$ 2.81	$ 2.68	$ 5.73	$ 5.04
Diluted	$ 2.76	$ 2.64	$ 5.63	$ 4.97

Cash dividends paid per common share	$ 1.33	$ 1.15	$ 2.66	$ 2.30

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Comprehensive Income

(unaudited; in millions)

	Quarters Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net earnings	$889	$859	$1,822	$1,620
Other comprehensive (loss) income, net of tax
Postretirement benefit plans
Net other comprehensive loss recognized during the period due to plan re-measurements	(735)	—	(735)	—
Amounts reclassified from accumulated other comprehensive loss	167	253	334	507
Other, net	21	(12)	18	(55)
Other comprehensive (loss) income, net of tax	(547)	241	(383)	452
Comprehensive income	$342	$1,100	$1,439	$2,072

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Balance Sheets

(in millions, except par value)

	June 29, 2014	December 31, 2013

	(unaudited)
Assets
Current assets
Cash and cash equivalents	$3,436	$ 2,617
Receivables, net	6,434	5,834
Inventories, net	2,646	2,977
Deferred income taxes	1,153	1,088
Other current assets	494	813

Total current assets	14,163	13,329

Property, plant, and equipment, net	4,559	4,706
Goodwill	10,505	10,348
Deferred income taxes	3,113	2,850
Other noncurrent assets	4,910	4,955

Total assets	$37,250	$ 36,188

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,956	$ 1,397
Customer advances and amounts in excess of costs incurred	6,199	6,349
Salaries, benefits, and payroll taxes	1,813	1,809
Other current liabilities	2,179	1,565

Total current liabilities	12,147	11,120

Accrued pension liabilities	10,046	9,361
Other postretirement benefit liabilities	901	902
Long-term debt, net	6,169	6,152
Other noncurrent liabilities	3,668	3,735

Total liabilities	32,931	31,270

Stockholders’ equity
Common stock, $1 par value per share	315	319
Additional paid-in capital	—	—
Retained earnings	13,988	14,200
Accumulated other comprehensive loss	(9,984)	(9,601)

Total stockholders’ equity	4,319	4,918

Total liabilities and stockholders’ equity	$37,250	$ 36,188

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Cash Flows

(unaudited; in millions)

	Six Months Ended

	June 29, 2014	June 30, 2013

Operating activities
Net earnings	$ 1,822	$1,620
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	479	472
Stock-based compensation	97	112
Severance charges	—	30
Changes in operating assets and liabilities
Receivables, net	(598)	(244)
Inventories, net	307	43
Accounts payable	557	5
Customer advances and amounts in excess of costs incurred	(160)	(120)
Postretirement benefit plans	125	236
Income taxes	311	569
Other, net	137	(15)

Net cash provided by operating activities	3,077	2,708

Investing activities
Capital expenditures	(253)	(282)
Acquisitions of businesses and investments in affiliates	(172)	(63)
Other, net	(1)	6

Net cash used for investing activities	(426)	(339)

Financing activities
Repurchases of common stock	(1,230)	(926)
Proceeds from stock option exercises	223	389
Dividends paid	(865)	(742)
Repayments of long-term debt	—	(150)
Other, net	40	7

Net cash used for financing activities	(1,832)	(1,422)

Net change in cash and cash equivalents	819	947
Cash and cash equivalents at beginning of period	2,617	1,898

Cash and cash equivalents at end of period	$ 3,436	$2,845

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Stockholders’ Equity

(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2013	$319	$—	$14,200	$(9,601)	$4,918
Net earnings	—	—	1,822	—	1,822
Other comprehensive loss, net of tax	—	—	—	(383)	(383)
Repurchases of common stock	(8)	(472)	(750)	—	(1,230)
Dividends declared	—	—	(1,284)	—	(1,284)
Stock-based awards and ESOP activity	4	472	—	—	476
Balance at June 29, 2014	$315	$—	$13,988	$(9,984)	$4,319

Balance at December 31, 2012	$321	$—	$13,211	$(13,493)	$39
Net earnings	—	—	1,620	—	1,620
Other comprehensive income, net of tax	—	—	—	452	452
Repurchases of common stock	(9)	(615)	(290)	—	(914)
Dividends declared	—	—	(1,125)	—	(1,125)
Stock-based awards and ESOP activity	7	615	—	—	622
Balance at June 30, 2013	$319	$—	$13,416	$(13,041)	$694

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

We close our books and records on the last Sunday of the calendar quarter, which was on June 29 for the second quarter of 2014 and June 30 for the second quarter of 2013, to align our financial closing with our business processes. The consolidated financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods, as our fiscal year ends on December 31.

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

NOTE 2 – EARNINGS PER COMMON SHARE

The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended		Six Months Ended

	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

Weighted average common shares outstanding for basic computations	316.8	320.8	318.0	321.2
Weighted average dilutive effect of equity awards	5.3	5.1	5.6	4.9

Weighted average common shares outstanding for diluted computations	322.1	325.9	323.6	326.1

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

The computation of diluted earnings per common share excluded 3.3 million and 4.9 million stock options for the quarter and six months ended June 30, 2013 because their inclusion would have been anti-dilutive, primarily due to their exercise prices exceeding the average market prices of our common stock. There were no anti-dilutive stock options for the quarter and six months ended June 29, 2014.

NOTE 3 – BUSINESS SEGMENT INFORMATION

We operate in five business segments: Aeronautics, Information Systems & Global Solutions (IS&GS), Missiles and Fire Control, Mission Systems and Training (MST), and Space Systems. We organize our business segments based on the nature of the products and services offered.

Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation. Intercompany transactions are generally negotiated under terms and conditions that share many similar characteristics (e.g., contract structures, funding profiles, target cost values, contract progress reports) with our third-party contracts, primarily the U.S. Government.

Operating profit of our business segments includes our share of earnings or losses from equity method investees because the operating activities of the equity method investees are closely aligned with the operations of our business segments. United Launch Alliance (ULA), which is part of our Space Systems business segment, is our primary equity method investee. Operating profit of our business segments excludes the FAS/CAS pension adjustment described below; expense for stock-based compensation; the effects of items not considered part of management’s evaluation of segment operating performance, such as charges related to significant severance actions (Note 8, under the caption “Restructuring Charges”) and goodwill impairments; gains or losses from divestitures; the effects of certain legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “Unallocated, net” between operating profit from our business segments and our consolidated operating profit. See Note 8 (under the caption “Changes in Estimates”) for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.

Our business segments’ results of operations include pension expense only as calculated under U.S. Government Cost Accounting Standards (CAS), which we refer to as CAS cost. We recover CAS cost through the pricing of our products and services on U.S. Government contracts and, therefore, the CAS cost is recognized in each of our business segments’ net sales and cost of sales. Since our consolidated financial statements must present pension expense calculated in accordance with the financial accounting standards (FAS) requirements under GAAP, which we refer to as FAS pension expense, the FAS/CAS pension adjustment increases or decreases the CAS pension expense recorded in our business segments’ results of operations to equal the FAS pension expense. As a result, to the extent that CAS cost exceeds FAS pension expense, which occurred for the quarter and six months ended June 29, 2014, we have FAS/CAS pension income and, conversely, to the extent FAS pension expense exceeds CAS cost, which occurred for the quarter and six months ended June 30, 2013, we have FAS/CAS pension expense.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Six Months Ended

	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

Net sales
Aeronautics	$3,855	$3,407	$7,241	$6,593
Information Systems & Global Solutions	1,941	2,101	3,851	4,207
Missiles and Fire Control	1,891	2,043	3,758	4,031
Mission Systems and Training	1,771	1,770	3,399	3,600
Space Systems	1,848	2,087	3,707	4,047

Total net sales	$11,306	$11,408	$21,956	$22,478

Operating profit
Aeronautics	$453	$407	$846	$786
Information Systems & Global Solutions	175	194	349	383
Missiles and Fire Control	345	381	703	725
Mission Systems and Training	185	275	435	476
Space Systems	248	276	502	506

Total business segment operating profit	1,406	1,533	2,835	2,876

Unallocated, net
FAS/CAS pension adjustment
FAS pension expense	(314)	(487)	(627)	(974)
Less: CAS cost	399	367	798	733

FAS/CAS pension income (expense) (a)	85	(120)	171	(241)
Severance charges (b)	—	—	—	(30)
Stock-based compensation	(49)	(59)	(97)	(112)
Other, net	(16)	(56)	(51)	(76)

Total unallocated, net	20	(235)	23	(459)

Total consolidated operating profit	$1,426	$1,298	$2,858	$2,417

Intersegment sales
Aeronautics	$30	$49	$57	$99
Information Systems & Global Solutions	172	173	348	363
Missiles and Fire Control	76	71	163	124
Mission Systems and Training	298	252	613	479
Space Systems	26	26	53	49

Total intersegment sales	$602	$571	$1,234	$1,114

(a)	The change in the FAS/CAS pension adjustment from expense to income between the periods was due to lower FAS pension expense in 2014 primarily as a result of the increase in the discount rate to 4.75% used in the measurement of our GAAP postretirement benefit plan obligations at the end of 2013 compared to 4.00% used at the end of 2012, and incrementally higher CAS costs in 2014 as a result of phasing in the CAS Harmonization rules as disclosed in our 2013 Form 10-K. The re-measurements of the assets and benefit obligations related to substantially all of our defined benefit pension plans in the quarter ended June 29, 2014 (Note 5) did not impact the FAS/CAS pension adjustment in any of the periods reflected above.
(b)	Severance charges during the six months ended June 30, 2013 consisted of amounts, net of state tax benefits, associated with the elimination of certain positions at our IS&GS business segment (Note 8, under the caption “Restructuring Charges”). Severance charges for initiatives that are not significant are included in business segment operating profit.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Total assets for each of our business segments were as follows (in millions):

	June 29, 2014	December 31, 2013

Assets
Aeronautics	$ 5,979	$ 5,821
Information Systems & Global Solutions	5,973	5,798
Missiles and Fire Control	4,165	4,159
Mission Systems and Training	6,351	6,512
Space Systems	3,536	3,522

Total business segment assets	26,004	25,812
Corporate assets (a)	11,246	10,376

Total assets	$ 37,250	$ 36,188

(a)	Corporate assets primarily include cash and cash equivalents, deferred income taxes, environmental receivables, and investments held in a separate trust to fund certain of our non-qualified deferred compensation plans.

Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented approximately 18% and 17% of our total consolidated net sales for the quarter and six months ended June 29, 2014 and 15% for both the quarter and six months ended June 30, 2013.

NOTE 4 – INVENTORIES, NET

Inventories, net consisted of the following (in millions):

	June 29, 2014	December 31, 2013

Work-in-process, primarily related to long-term contracts and programs in progress	$ 7,341	$ 7,073
Less: customer advances and progress payments	(5,271)	(4,834)

	2,070	2,239
Other inventories	576	738

Total inventories, net	$ 2,646	$ 2,977

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

NOTE 5 – POSTRETIREMENT BENEFIT PLANS

Net Periodic Benefit Cost

Our pretax benefit cost related to our qualified defined benefit pension plans and retiree medical and life insurance plans consisted of the following (in millions):

	Quarters Ended		Six Months Ended

	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

Qualified defined benefit pension plans
Service cost	$243	$285	$486	$571
Interest cost	488	450	976	900
Expected return on plan assets	(659)	(621)	(1,319)	(1,243)
Recognized net actuarial losses	221	353	442	706
Amortization of prior service costs	21	20	42	40

Total net periodic benefit cost	$314	$487	$627	$974

Retiree medical and life insurance plans
Service cost	$6	$7	$11	$14
Interest cost	30	29	61	58
Expected return on plan assets	(37)	(37)	(73)	(73)
Recognized net actuarial losses	6	11	12	22
Amortization of prior service costs (credits)	1	(4)	2	(9)

Total net periodic benefit cost	$6	$6	$13	$12

The recognized net actuarial losses and the amortization of prior service costs (credits) in the table above, as well as similar amounts related to our other postretirement benefit plans, reflect costs that were reclassified from accumulated other comprehensive loss (AOCL) and recorded as a component of net periodic benefit cost for the periods presented. These costs totaled $167 million (net of $92 million of tax expense) and $334 million (net of $183 million of tax expense) for the quarter and six months ended June 29, 2014, and $253 million (net of $139 million of tax expense) and $507 million (net of $278 million of tax expense) for the quarter and six months ended June 30, 2013, which are recorded on our Statements of Comprehensive Income as an increase to other comprehensive income. These amounts were not impacted by the re-measurements to our defined benefit pension plans described below.

Plan Amendments and Re-measurements

In the quarter ended June 29, 2014, we amended certain of our qualified and nonqualified defined benefit pension plans for non-union employees to freeze future retirement benefits. Currently, the calculation of retirement benefits under the affected defined benefit pension plans is determined by a formula that takes into account the participants’ years of credited service and average compensation.

The freeze will take effect in two stages. Beginning on January 1, 2016, the pay-based component of the formula used to determine retirement benefits will be frozen so that future pay increases, annual incentive bonuses, or other amounts earned for or related to periods after December 31, 2015 will not be used to calculate retirement benefits. On January 1, 2020, the service-based component of the formula used to determine retirement benefits will also be frozen so that participants will no longer earn further credited service for any period after December 31, 2019. When the freeze is complete, the majority of our salaried employees will have transitioned to an enhanced defined contribution retirement savings plan.

As a result of these plan amendments, we were required to re-measure the assets and benefit obligations for the affected defined benefit pension plans in the quarter ended June 29, 2014. The amounts we record related to our defined benefit pension plans are measured using actuarial valuations, which are dependent upon key assumptions such as the discount rate, employee turnover, participant longevity (also known as mortality), the expected rates of increase in future compensation levels through December 31, 2015, and the expected long-term rate of return on plan assets. Longevity assumptions are used to estimate the life expectancy of plan participants during which they are expected to receive benefit payments. Recent actuarial studies indicate life expectancies are longer and have the resultant effect of

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

increasing the total expected benefit payments to plan participants. Our re-measurements reflect the use of updated assumptions, including new longevity assumptions. We also elected to re-measure the assets and benefit obligations of substantially all other defined benefit pension plans in the quarter ended June 29, 2014 to incorporate current actuarial assumptions, including new longevity assumptions, and to align the measurement date across substantially all of our defined benefit pension plans.

Changes in our benefit obligations, plan assets, and the unfunded status of our qualified defined benefit pension plans, inclusive of the impacts of the re-measurements, are set forth in the following table (in millions):

Benefit obligations at December 31, 2013	$(42,161)
Changes in benefit obligations due to re-measurements
Plan amendments related to the salary freeze	4,580
New longevity assumptions	(3,390)
Discount rate (a)	(3,309)
Other	157
Service cost	(486)
Interest cost	(976)
Benefits paid	975
Benefit obligations at June 29, 2014	$(44,610)
Plan assets at December 31, 2013	$33,010
Actual return on plan assets (b)
Expected return on plan assets	1,319
Incremental return on plan assets recognized in re-measurements	904
Company contributions	515
Benefits paid	(975)
Plan assets at June 29, 2014	34,773
Net unfunded status of the plans at June 29, 2014 (c)	$(9,837)

(a)	Reflects a decrease in the discount rate from 4.75% at December 31, 2013 to 4.25% at the re-measurement date.
(b)	The expected return on plan assets represents the expected long-term rate of return on plan assets of 4.00% for the six months ended June 29, 2014 (the half-year proportional effect of our expected 8.00% annual long-term rate of return on plan assets assumption). The incremental return on plan assets recognized in re-measurements represents the difference between our actual return on plan assets of 6.70% and our expected return of 4.00% for the six months ended June 29, 2014.
(c)	For plans where the benefit obligation is in excess of plan assets, we record the net obligation (which was $10,046 million as of June 29, 2014) as accrued pension liabilities on our Balance Sheet. Conversely, for plans where the assets exceed the benefit obligation, we record the net asset (which was $209 million as of June 29, 2014) within other noncurrent assets on our Balance Sheet. The net unfunded status of the plans represents the net total of these two amounts.

The effect of freezing the pay-based component of the formula used to determine retirement benefits under the affected plans reduced our qualified defined benefit pension obligations by $4.6 billion, which resulted in a corresponding reduction, net of tax, in the AOCL component of stockholders’ equity. This amount will be recognized as a reduction of net periodic benefit cost over the estimated remaining service period of the covered employees, which is approximately 10 years, beginning in the third quarter of 2014.

The net effect of changes in the actuarial assumptions used in the re-measurements increased our qualified defined benefit pension obligations by $6.5 billion, which resulted in a corresponding increase, net of tax, in the AOCL component of stockholders’ equity. This $6.5 billion increase from changes in actuarial assumptions reflects an increase of $3.4 billion due to new longevity assumptions and $3.3 billion due to a reduction in the discount rate, which were partially offset by a decrease of $157 million due to changes in other assumptions. The incremental return on plan assets recognized as part of the re-measurements increased our qualified defined benefit pension assets by $904 million, which resulted in a corresponding reduction, net of tax, in the AOCL component of stockholders’ equity.

The amounts recorded in AOCL related to changes in actuarial assumptions net of the incremental return on plan assets will be recognized as an increase in net periodic benefit cost over the estimated remaining service period of the covered employees (currently estimated at approximately 10 years) beginning in the third quarter of 2014 and continuing through December 31, 2019. Subsequent to that date, we will reevaluate the amortization period for net actuarial gains or losses. Net actuarial gains or losses in AOCL are adjusted annually when the funded status of our postretirement benefit plans are measured.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

The net increase of $1.1 billion related to the re-measurements of our qualified defined benefit pension obligations and plan assets reflected in the table above, in addition to a net increase of $79 million related to the re-measurements of our nonqualified defined benefit pension obligations, resulted in a corresponding increase of $735 million to other comprehensive loss, net of $402 million of tax benefits. The re-measurements did not impact our results of operations for the quarter and six months ended June 29, 2014. We expect our 2014 FAS pension expense will be $1.2 billion.

Contributions

We determine funding requirements for our defined benefit pension plans in a manner consistent with CAS and the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006. During the quarter and six months ended June 29, 2014, we made $515 million in contributions to our qualified defined benefit pension plans compared to $750 million during the quarter and six months ended June 30, 2013. Additionally, we made contributions of $485 million in July 2014, which completes our planned funding of $1.0 billion for 2014. We may review options for further contributions in the remainder of 2014. We do not expect to make any contributions to our retiree medical and life insurance plans in 2014.

NOTE 6 – LEGAL PROCEEDINGS AND CONTINGENCIES

We are a party to or have property subject to litigation and other proceedings that arise in the ordinary course of our business, including matters arising under provisions relating to the protection of the environment, and are subject to contingencies related to certain businesses we previously owned. These types of matters could result in fines, penalties, compensatory or treble damages or non-monetary relief. We believe the probability is remote that the outcome of each of these matters, including the legal proceedings mentioned below, will have a material adverse effect on the Corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular interim reporting period. Among the factors that we consider in this assessment are the nature of existing legal proceedings and claims, the asserted or possible damages or loss contingency (if estimable), the progress of the case, existing law and precedent, the opinions or views of legal counsel and other advisers, our experience in similar cases and the experience of other companies, the facts available to us at the time of assessment, and how we intend to respond to the proceeding or claim. Our assessment of these factors may change over time as individual proceedings or claims progress.

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

Legal Proceedings

On April 24, 2009, we filed a declaratory judgment action against the New York Metropolitan Transportation Authority and its Capital Construction Company (collectively, the MTA) asking the U.S. District Court for the Southern District of New York to find that the MTA is in material breach of our agreement based on the MTA’s failure to provide access to sites where work must be performed and customer-furnished equipment necessary to complete the contract. The MTA filed an answer and counterclaim alleging that we breached the contract, and subsequently terminated the contract for alleged default. The primary damages sought by the MTA are the cost to complete the contract and potential re-procurement costs. While we are unable to estimate the cost of another contractor to complete the contract and the costs of re-procurement, we note that our contract with the MTA had a total value of $323 million, of which $241 million was paid to us. We dispute the MTA’s allegations and are defending against them. Additionally, following an investigation, our sureties on a performance bond related to this matter, who were represented by independent counsel, concluded that the MTA’s termination of the contract was improper. Finally, our declaratory judgment action was later amended to include claims for monetary damages against the MTA. A bench trial of this matter is scheduled to begin on October 6, 2014.

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

At June 29, 2014 and December 31, 2013, the aggregate amount of liabilities recorded relative to environmental matters was $980 million and $997 million, most of which are recorded in other noncurrent liabilities on our Balance Sheets. We have recorded receivables totaling $848 million and $863 million at June 29, 2014 and December 31, 2013, most of which are recorded in other noncurrent assets on our Balance Sheets, for the estimated future recovery of these costs, as we consider the recovery probable based on the factors previously mentioned. We project costs and recovery of costs over approximately 20 years.

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

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

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

On April 15, 2014, the California Department of Public Health submitted its final regulation related to hexavalent chromium, which separately regulates the contaminant in drinking water and sets the maximum level at 10 parts per billion (ppb). On May 28, 2014, California’s Office of Administrative Law approved the final regulation, which became effective on July 1, 2014. If the new standard remains at 10 ppb, it will not have a material impact on our existing remediation costs in California. However, we cannot predict the outcome of any challenges opposing the new standard by environmental groups and the regulated community.

In addition, California is reevaluating its existing drinking water standard with respect to perchlorate, and the U.S. Environmental Protection Agency (U.S. EPA) is also considering whether to regulate perchlorate and hexavalent chromium in drinking water. If substantially lower standards are adopted, in either California or at the federal level, for perchlorate or, if the U.S. EPA were to adopt a standard for hexavalent chromium lower than 10 ppb, we expect a material increase in our estimates for environmental liabilities and the related assets for the portion of the increased costs that are probable of future recovery in the pricing of our products and services for the U.S. Government. The amount that would be allocable to our non-U.S. Government contracts or that is determined to be unallowable for pricing under U.S. Government contracts would be expensed, which may have a material effect on our earnings in any particular interim reporting period.

Letters of Credit, Surety Bonds, and Third-Party Guarantees

We have entered into standby letters of credit, surety bonds, and third-party guarantees with financial institutions and other third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as venture partners. We had total outstanding letters of credit, surety bonds, and third-party guarantees aggregating $2.5 billion and $2.4 billion at June 29, 2014 and December 31, 2013.

At June 29, 2014 and December 31, 2013, third-party guarantees totaled $778 million and $696 million, of which approximately 90% related to guarantees of contractual performance of ventures to which we currently are or previously were a party. This amount represents our estimate of the maximum amount we would expect to incur upon the contractual non-performance of the venture partners. In addition, we generally have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a venture partner. We believe our current and former venture partners will be able to perform their obligations, as they have done through June 29, 2014, and that it will not be necessary to make payments under the guarantees. In determining our exposures, we evaluate the reputation, technical capabilities, and credit quality of our current and former venture partners.

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

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

In addition, both we and Boeing have cross-indemnified each other for guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through June 29, 2014, and that it will not be necessary to make payments under the cross-indemnities or guarantees.

NOTE 7 – FAIR VALUE MEASUREMENTS

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	June 29, 2014			December 31, 2013
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Equity securities	$108	$108	$—	$77	$77	$—
Mutual funds	636	636	—	613	613	—
U.S. Government securities	136	—	136	238	—	238
Other securities	168	—	168	131	—	131
Derivatives	25	—	25	28	—	28
Liabilities
Derivatives	15	—	15	23	—	23

Substantially all assets measured at fair value, other than derivatives, represent investments classified as trading securities held in a separate trust to fund certain of our non-qualified deferred compensation plans and are recorded in other noncurrent assets on our Balance Sheets. The fair values of equity securities and mutual funds are determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. The fair values of U.S. Government and other securities are determined using model-derived valuations in which all significant inputs are observable in active markets. The fair values of derivative instruments, which consist of foreign currency exchange forward and interest rate swap contracts, primarily are determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates, credit spreads, and foreign currency exchange rates. We did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the six months ended June 29, 2014.

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

The aggregate notional amount of our outstanding foreign currency hedges at June 29, 2014 and December 31, 2013 was $1.1 billion and $1.0 billion. The aggregate notional amount of our outstanding interest rate swaps at June 29, 2014 and December 31, 2013 was $1.3 billion and $1.2 billion. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters and six months ended June 29, 2014 and June 30, 2013. Substantially all of our derivatives are designated for hedge accounting.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and debt. The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $7.7 billion and $7.4 billion at June 29, 2014 and December 31, 2013, and the outstanding principal amount was $7.0 billion at both June 29, 2014 and December 31, 2013, excluding unamortized discounts of $877 million and $882 million. The estimated fair values of our outstanding debt were determined based on quoted prices for similar instruments in active markets (Level 2 inputs).

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

Many of our contracts span several years and include highly complex technical requirements. At the outset of a contract, we identify and monitor risks to the achievement of the technical, schedule, and cost aspects of the contract, and assess the effects of those risks on our estimates of total costs to complete the contract. The estimates consider the technical requirements (e.g., a newly-developed product versus a mature product), the schedule and associated tasks (e.g., the number and type of milestone events), and costs (e.g., material, labor, subcontractor, overhead, and the estimated costs to fulfill our industrial cooperation agreements, sometimes referred to as offset agreements, required under certain contracts with international customers). The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements, schedule, and costs in the initial estimated total costs to complete. Profit booking rates may increase during the performance of the contract if we successfully retire risks surrounding the technical, schedule, and cost aspects of the contract. Conversely, our profit booking rates may decrease if the estimated total costs to complete the contract increase. All of the estimates are subject to change during the performance of the contract and may affect the profit booking rate.

In addition, comparability of our segment sales, operating profit, and operating margins may be impacted, favorably or unfavorably, by changes in profit booking rates on our contracts accounted for using the percentage-of-completion method of accounting. Segment operating profit and margins may also be impacted, favorably or unfavorably, by other items. Favorable items may include the positive resolution of contractual matters, cost recoveries on restructuring charges, and insurance recoveries. Unfavorable items may include the adverse resolution of contractual matters; restructuring charges, except for significant severance actions (such as those mentioned below under the caption “Restructuring Charges”) which are excluded from segment operating results; reserves for disputes; and significant asset impairments. Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, net of state income taxes, increased segment operating profit by approximately $440 million and $965 million for the quarter and six months ended June 29, 2014 and $585 million and $1.1 billion for the quarter and six months ended June 30, 2013. These adjustments increased net earnings by approximately $285 million ($.88 per share) and $625 million ($1.93 per share) for the quarter and six months ended June 29, 2014 and $380 million ($1.17 per share) and $685 million ($2.10 per share) for the quarter and six months ended June 30, 2013.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Stockholders’ Equity

Repurchases of Common Stock

During the six months ended June 29, 2014, we repurchased 7.7 million shares of our common stock for $1.2 billion. We had total remaining authorization of $2.3 billion for future common share repurchases under our program as of June 29, 2014. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.

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

In January 2014, we also granted certain employees performance stock units (PSUs) with an aggregate target award of approximately 0.2 million shares of our common stock. The PSUs vest three years from the grant date based on continuous service, with the number of shares earned (0% to 200% of the target award) depending upon the extent to which we achieve certain financial and market performance targets measured over the period from January 1, 2014 through December 31, 2016. About half of the PSUs were valued at $146.85 per PSU in a manner similar to RSUs mentioned above as the financial targets are based on our operating results. We recognize the grant-date fair value of these PSUs, less estimated forfeitures, as compensation expense ratably over the vesting period based on the number of awards expected to vest at each reporting date. The remaining PSUs were valued at $134.15 per PSU using a Monte Carlo model as the performance target is related to our total shareholder return relative to our peer group. We recognize the grant-date fair value of these awards, less estimated forfeitures, as compensation expense ratably over the vesting period.

Dividends

During the quarter and six months ended June 29, 2014, we declared cash dividends totaling $856 million ($2.66 per share) and $1.3 billion ($3.99 per share). The 2014 dividend amounts include the declaration of our 2014 third quarter dividend of $1.33 per share, which totaled $428 million. During the quarter and six months ended June 30, 2013, we declared cash dividends totaling $754 million ($2.30 per share) and $1.1 billion ($3.45 per share). The 2013 dividend amounts include the declaration of our 2013 third quarter dividend of $1.15 per share, which totaled $375 million.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Accumulated Other Comprehensive Loss

Changes in AOCL, net of tax, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL
Balance at December 31, 2013	$ (9,649)	$ 48	$ (9,601)
Other comprehensive (loss) income before reclassifications
Net actuarial losses (a)	(3,778)	—	(3,778)
Prior service credits (a)	3,043	—	3,043
Other	—	15	15
Total other comprehensive (loss) income before reclassifications	(735)	15	(720)
Amounts reclassified from AOCL
Recognition of net actuarial losses	306	—	306
Amortization of prior service costs	28	—	28
Other	—	3	3
Total reclassified from AOCL (b)	334	3	337
Total other comprehensive (loss) income	(401)	18	(383)
Balance at June 29, 2014	$ (10,050)	$ 66	$ (9,984)

Balance at December 31, 2012	$ (13,532)	$ 39	$ (13,493)
Other comprehensive loss before reclassifications
Other	—	(52)	(52)
Total other comprehensive loss before reclassifications	—	(52)	(52)
Amounts reclassified from AOCL
Recognition of net actuarial losses	487	—	487
Amortization of prior service costs	20	—	20
Other	—	(3)	(3)
Total reclassified from AOCL (b)	507	(3)	504
Total other comprehensive income (loss)	507	(55)	452
Balance at June 30, 2013	$ (13,025)	$ (16)	$ (13,041)

(a)	Changes in AOCL before reclassifications related to our postretirement benefit plans include net actuarial losses from the re-measurements of substantially all our defined benefit pension plans in the quarter ended June 29, 2014 and prior service credits from plan amendments to freeze future retirement benefits in certain of our qualified and nonqualified defined benefit pension plans for non-union employees (Note 5).
(b)	Reclassifications from AOCL related to our postretirement benefit plans were recorded as a component of net periodic benefit cost for each period presented (Note 5). These amounts include $167 million and $253 million for the quarters ended June 29, 2014 and June 30, 2013, which are comprised of the recognition of net actuarial losses of $153 million and $243 million for the quarters ended June 29, 2014 and June 30, 2013, and the amortization of prior service costs of $14 million and $10 million for the quarters ended June 29, 2014 and June 30, 2013.

Income Taxes

Our effective income tax rates were 33.7% and 32.2% for the quarter and six months ended June 29, 2014, and 29.1% and 27.5% for the quarter and six months ended June 30, 2013. The rates for all periods benefited from tax deductions for U.S. manufacturing activities and for dividends paid to our defined contribution plans with an employee stock ownership plan feature. The effective tax rates for the quarter and six months ended June 29, 2014 were higher primarily due to tax reserve adjustments recorded in the quarter ended June 29, 2014 and the benefit of research and development tax credits recognized in the quarter and six months ended June 30, 2013, which expired on December 31, 2013 and, therefore, will not be recognized in 2014 unless and until legislation is enacted.

We made net tax payments of approximately $560 million and $140 million during the six months ended June 29, 2014 and June 30, 2013, which are net of $200 million and $550 million in tax refunds primarily attributable to our tax-deductible pension contributions made during the quarters ended December 31, 2013 and 2012.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

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

We expect to incur total accelerated costs (e.g., accelerated depreciation expense related to long-lived assets at the sites to be closed) and incremental costs (e.g., relocation of equipment and other employee related costs) of approximately $15 million, $50 million, and $135 million at our IS&GS, MST, and Space Systems business segments through the completion of this plan in 2015. As of June 29, 2014, we have incurred total accelerated and incremental costs of approximately $50 million, inclusive of amounts incurred during the quarter and six months ended June 29, 2014. The accelerated and incremental costs are recorded as incurred in cost of sales on our Statement of Earnings and included in the respective business segment’s results of operations.

During the quarter ended December 31, 2013, we incurred severance charges of $171 million, net of state tax benefits, of which $53 million, $37 million, and $81 million related to our IS&GS, MST, and Space Systems business segments. Upon separation, terminated employees receive lump-sum severance payments primarily based on years of service. As of June 29, 2014, we have paid approximately $75 million in severance payments associated with this action, of which approximately $60 million was paid during the six months ended June 29, 2014. The remaining severance payments are expected to be paid through the middle of 2015.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard that will change the way we recognize revenue and significantly expand the disclosure requirements for revenue arrangements. Unless the FASB delays the effective date of the new standard, it will be effective for us beginning on January 1, 2017, and may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained earnings at the effective date for existing contracts with remaining performance obligations. Early adoption is not permitted. We are currently evaluating the methods of adoption allowed by the new standard and the effect the standard is expected to have on our consolidated financial statements and related disclosures. As the new standard will supersede all existing revenue guidance affecting us under GAAP, it could impact revenue and cost recognition on thousands of contracts across all our business segments, in addition to our business processes and our information technology systems. As a result, our evaluation of the effect of the new standard will likely extend over several future periods.

Review Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm

Board of Directors

Lockheed Martin Corporation

We have reviewed the consolidated balance sheet of Lockheed Martin Corporation as of June 29, 2014, and the related consolidated statements of earnings and comprehensive income for the quarters and six months ended June 29, 2014 and June 30, 2013, and the consolidated statements of cash flows and stockholders’ equity for the six months ended June 29, 2014 and June 30, 2013. These financial statements are the responsibility of the Corporation’s management.

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

July 23, 2014

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

CONSOLIDATED RESULTS OF OPERATIONS

Since our operating cycle is long term and involves many types of contracts for the design, development, and manufacture of products and related activities with varying delivery schedules, the results of operations of a particular period, or period-to-period comparisons of recorded sales and profits, may not be indicative of future operating results. The following discussions of comparative results among periods should be reviewed in this context. All per share amounts cited in these discussions are presented on a “per diluted share” basis, unless otherwise noted. Our consolidated results of operations were as follows (in millions, except per share data):

	Quarters Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net sales	$11,306	$11,408	$21,956	$22,478
Cost of sales	(9,965)	(10,184)	(19,244)	(20,213)
Gross profit	1,341	1,224	2,712	2,265
Other income, net	85	74	146	152
Operating profit	1,426	1,298	2,858	2,417
Interest expense	(85)	(88)	(171)	(180)
Other non-operating income (expense), net	—	1	2	(1)
Earnings before income taxes	1,341	1,211	2,689	2,236
Income tax expense	(452)	(352)	(867)	(616)
Net earnings	889	859	1,822	1,620
Diluted earnings per common share	$2.76	$2.64	$5.63	$4.97

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

Net Sales

We generate sales from the delivery of products and services. Products sales are predominantly generated in our Aeronautics, MFC, MST, and Space Systems business segments, and most of our services sales are generated in our IS&GS and MFC business segments. Our consolidated net sales were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Products	$8,980	$9,005	$17,390	$17,711
Services	2,326	2,403	4,566	4,767
Total net sales	$11,306	$11,408	$21,956	$22,478

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Products Sales

Our products sales represent about 80% of our net sales for both the quarters ended June 29, 2014 and June 30, 2013. Products sales during the quarter ended June 29, 2014 were comparable to the quarter ended June 30, 2013. Lower products sales of about $230 million at Space Systems, about $155 million at IS&GS, and about $65 million at MFC were partially offset by increased products sales of about $435 million at Aeronautics. The decrease at Space Systems was primarily due to lower volume for government satellite programs (primarily Advanced Extremely High Frequency (AEHF) and Mobile User Objective System (MUOS)). The decrease at IS&GS was primarily driven by the wind-down or completion of certain programs (primarily command and control programs) and lower volume for various other programs. The decrease at MFC was primarily due to fewer deliveries for tactical missiles programs (including High Mobility Artillery Rocket System (HIMARS)). Higher products sales at Aeronautics were attributable to increased volume on F-35 production contracts, increased aircraft deliveries (C-130 and C-5 programs), and the F-35 development contract due to an adjustment recorded during the quarter ended June 30, 2013 to reflect the inception-to-date impact of the downward revision to the profit booking rate that was not repeated in 2014.

Our products sales represent about 80% of our net sales for both the six months ended June 29, 2014 and June 30, 2013. Products sales decreased $321 million, or 2%, during the six months ended June 29, 2014, compared to the six months ended June 30, 2013. Lower products sales of about $350 million at IS&GS, about $330 million at Space Systems, about $225 million at MST, and about $60 million at MFC were partially offset by increased products sales of about $640 million at Aeronautics. The decrease at IS&GS was primarily driven by the wind-down or completion of certain programs (primarily command and control programs) and lower volume for various other programs. The decline at Space Systems was due to lower volume for government satellite programs (primarily AEHF, MUOS, and Global Positioning System III (GPS-III)) and the Orion program. The decrease at MST was attributable to decreased volume for undersea systems programs and various integrated warfare systems and sensors programs (primarily Symphony and Aegis). The decline at MFC was primarily due to fewer deliveries for tactical missiles programs (including HIMARS). Higher products sales at Aeronautics were attributable to increased volume on F-35 production contracts, increased aircraft deliveries (C-5 program), and the F-35 development contract due to the adjustment mentioned above recorded during the quarter ended June 30, 2013.

Services Sales

Our services sales represent about 20% of our net sales for both the quarters ended June 29, 2014 and June 30, 2013. Services sales decreased $77 million, or 3%, during the quarter ended June 29, 2014, compared to the quarter ended June 30, 2013, and decreased $201 million, or 4%, during the six months ended June 29, 2014, compared to the six months ended June 30, 2013. The decreases were primarily due to lower services sales at MFC of about $90 million and $215 million during the quarter and six months ended June 29, 2014 primarily attributable to lower volume for various technical services programs.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Cost of Sales

Cost of sales, for both products and services, consist of materials, labor, subcontracting costs, an allocation of indirect costs (overhead and general and administrative), as well as the costs to fulfill our industrial cooperation agreements, sometimes referred to as offset agreements, required under certain contracts with international customers. For each of our contracts, we monitor the nature and amount of costs at the contract level, which form the basis for estimating our total costs to complete the contract. Our consolidated cost of sales were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Cost of products sales	$(7,930)	$(7,815)	$(15,269)	$(15,486)
% of products sales	88.3%	86.8%	87.8%	87.4%
Cost of services sales	(2,063)	(2,137)	(4,013)	(4,271)
% of services sales	88.7%	88.9%	87.9%	89.6%
Severance charges	—	—	—	(30)
Other unallocated, net	28	(232)	38	(426)
Total cost of sales	$(9,965)	$(10,184)	$(19,244)	$(20,213)

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

Cost of Products Sales

Cost of products sales increased $115 million, or 1%, during the quarter ended June 29, 2014, compared to the quarter ended June 30, 2013. Higher cost of products sales of about $405 million at Aeronautics and about $80 million at MST were partially offset by lower cost of products sales of about $195 million at Space Systems and about $145 million at IS&GS. The increase at Aeronautics was primarily attributable to increased volume on F-35 production contracts and increased aircraft deliveries (C-130 and C-5 programs). The increase at MST was primarily due to the settlements of contract cost matters on certain programs during the quarter ended June 30, 2013 (including a portion of the terminated presidential helicopter program) that were not repeated in 2014 and reserves recorded on certain training and logistics solutions programs during the quarter ended June 29, 2014. The decreases in cost of products sales at Space Systems and IS&GS were attributable to lower volume for various programs as mentioned above. The 1.5% increase in the percentage of cost of products sales relative to products sales for the quarter ended June 29, 2014 compared to the quarter ended June 30, 2013 was primarily due to the items increasing cost of products sales at MST mentioned above.

Cost of products sales decreased $217 million, or 1%, during the six months ended June 29, 2014, compared to the six months ended June 30, 2013. Lower cost of products sales of about $310 million at Space Systems, about $295 million at IS&GS, about $145 million at MST, and about $45 million at MFC were partially offset by higher cost of products sales of about $585 million at Aeronautics. The decreases at Space Systems, MST, IS&GS, and MFC were attributable to lower volume and fewer deliveries for various programs as mentioned above. The increase in cost of products sales at Aeronautics was primarily attributable to increased volume on F-35 production contracts and increased aircraft deliveries (C-5 program).

Cost of Services Sales

Cost of services sales decreased $74 million, or 3%, during the quarter ended June 29, 2014 as compared to the quarter ended June 30, 2013, and decreased $258 million, or 6%, during the six months ended June 29, 2014, compared to the six months ended June 30, 2013. The decrease during the quarter ended June 29, 2014 was primarily due to lower cost of services sales of about $80 million at MFC, mostly attributable to lower volume for various technical services programs. The decrease during the six months ended June 29, 2014 was primarily due to lower cost of services sales of about $195 million at MFC and about $20 million at both IS&GS and MST. The decrease at MFC was primarily attributable to lower volume for various technical services programs. The decrease at IS&GS was primarily attributable to increased risk retirements for various services programs, and the decrease at MST was primarily attributable to reserves recorded in the six months ended June 30, 2013 that were not repeated in the six months ended June 29, 2014. The 1.7% decrease in the percentage of cost of services sales relative to services sales for the six months ended June 29, 2014 compared to the six months ended June 30, 2013 was primarily due to the items decreasing cost of services sales at both IS&GS and MST mentioned above.

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

We expect to incur total accelerated costs (e.g., accelerated depreciation expense related to long-lived assets at the sites to be closed) and incremental costs (e.g., relocation of equipment and other employee related costs) of approximately $15 million, $50 million, and $135 million at our IS&GS, MST, and Space Systems business segments through the completion of this plan in 2015. As of June 29, 2014, we have incurred total accelerated and incremental costs of approximately $50 million, inclusive of amounts incurred during the quarter and six months ended June 29, 2014. The accelerated and incremental costs are recorded as incurred in cost of sales on our Statement of Earnings and included in the respective business segment’s results of operations.

During the quarter ended December 31, 2013, we incurred severance charges of $171 million, net of state tax benefits, of which $53 million, $37 million, and $81 million related to our IS&GS, MST, and Space Systems business segments. Upon separation, terminated employees receive lump-sum severance payments primarily based on years of service. As of June 29, 2014, we have paid approximately $75 million in severance payments associated with this action, of which approximately $60 million was paid during the six months ended June 29, 2014. The remaining severance payments are expected to be paid through the middle of 2015.

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

Other Unallocated, Net

Other unallocated, net principally includes the FAS/CAS pension adjustment as described in the Business Segment Results of Operations section below, stock-based compensation, and other corporate costs. These items are not allocated to the business segments and, therefore, are excluded from the costs of products and services sales. Other unallocated, net was $28 million and $38 million of income for the quarter and six months ended June 29, 2014, compared to $232 million and $426 million of expense for the quarter and six months ended June 30, 2013. The fluctuation between each respective period was primarily attributable to the change in the FAS/CAS pension adjustment to income of $85 million and $171 million for the quarter and six months ended June 29, 2014 compared to expense of $120 million and $241 million for the quarter and six months ended June 30, 2013. This change was due to lower FAS pension expense in 2014 primarily as a result of the increase in the discount rate to 4.75% used in the measurement of our GAAP postretirement benefit plan obligations at the end of 2013 compared to 4.00% used at the end of 2012, and incrementally higher U.S. Government Cost Accounting Standards (CAS) costs in 2014 as a result of phasing in the CAS Harmonization rules as disclosed in our 2013 Form 10-K. The re-measurements of the assets and benefit obligations related to substantially all of our defined benefit pension plans in the quarter ended June 29, 2014 (Note 5) did not impact the FAS/CAS pension adjustment for the quarter and six months ended June 29, 2014.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Other Income, Net

Other income, net principally includes our share of earnings or losses from equity method investees. For the quarter and six months ended June 29, 2014, other income, net was $85 million and $146 million, compared to $74 million and $152 million for the quarter and six months ended June 30, 2013. The fluctuations were attributable to changes in various items, none of which were individually significant.

Interest Expense

Interest expense for the quarter and six months ended June 29, 2014 was $85 million and $171 million, about the same for the respective prior periods.

Other Non-Operating Income (Expense), Net

Other non-operating income (expense), net for the quarter and six months ended June 29, 2014 was comparable to the respective prior periods.

Income Tax Expense

Our effective income tax rates were 33.7% and 32.2% for the quarter and six months ended June 29, 2014, and 29.1% and 27.5% for the quarter and six months ended June 30, 2013. The rates for all periods benefited from tax deductions for U.S. manufacturing activities and for dividends paid to our defined contribution plans with an employee stock ownership plan feature. The effective tax rates for the quarter and six months ended June 29, 2014 were higher primarily due to tax reserve adjustments recorded in the quarter ended June 29, 2014 and the benefit of research and development tax credits recognized in the quarter and six months ended June 30, 2013, which expired on December 31, 2013 and, therefore, will not be recognized in 2014 unless and until legislation is enacted.

Future changes in tax law could significantly impact our provision for income taxes, the amount of taxes payable, and our deferred tax asset and liability balances. Recent proposals to lower the U.S. corporate income tax rate would require us to reduce our net deferred tax assets upon enactment of new tax legislation, with a corresponding material, one-time, non-cash increase in income tax expense, but our income tax expense and payments would be materially reduced in subsequent years. Our net deferred tax assets as of June 29, 2014 and December 31, 2013 were $4.3 billion and $3.9 billion, based on a 35% Federal statutory income tax rate, and primarily relate to our postretirement benefit plans. If legislation reducing the Federal statutory income tax rate to 25% had been enacted at June 29, 2014, our net deferred tax assets would have been reduced by $1.2 billion, and we would have recorded a corresponding one-time, non-cash increase in income tax expense of $1.2 billion. This additional expense would be less if the legislation phased in the tax rate reduction or if the final rate was higher than 25%. The amount of net deferred tax assets will change periodically based on several factors, including the measurement of our postretirement benefit plan obligations and actual cash contributions to our postretirement benefit plans.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Net Earnings

Net earnings for the quarter and six months ended June 29, 2014 were $889 million ($2.76 per share) and $1.8 billion ($5.63 per share), compared to $859 million ($2.64 per share) and $1.6 billion ($4.97 per share) for the quarter and six months ended June 30, 2013. Both net earnings and earnings per share were affected by the factors mentioned above.

BUSINESS SEGMENT RESULTS OF OPERATIONS

We operate in five business segments: Aeronautics, IS&GS, MFC, MST, and Space Systems. We organize our business segments based on the nature of the products and services offered.

Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation. Intercompany transactions are generally negotiated under terms and conditions that share many similar characteristics (e.g., contract structures, funding profiles, target cost values, contract progress reports) with our third-party contracts, primarily the U.S. Government.

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

Our business segments’ results of operations include pension expense only as calculated under CAS, which we refer to as CAS cost. We recover CAS cost through the pricing of our products and services on U.S. Government contracts and, therefore, the CAS cost is recognized in each of our business segments’ net sales and cost of sales. Since our consolidated financial statements must present pension expense calculated in accordance with the financial accounting standards (FAS) requirements under U.S. generally accepted accounting principles (GAAP), which we refer to as FAS pension expense, the FAS/CAS pension adjustment increases or decreases the CAS pension expense recorded in our business segments’ results of operations to equal the FAS pension expense. As a result, to the extent that CAS cost exceeds FAS pension expense, which occurred for the quarter and six months ended June 29, 2014, we have FAS/CAS pension income and, conversely, to the extent FAS pension expense exceeds CAS cost, which occurred for the quarter and six months ended June 30, 2013, we have FAS/CAS pension expense.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net sales
Aeronautics	$3,855	$3,407	$7,241	$6,593
Information Systems & Global Solutions	1,941	2,101	3,851	4,207
Missiles and Fire Control	1,891	2,043	3,758	4,031
Mission Systems and Training	1,771	1,770	3,399	3,600
Space Systems	1,848	2,087	3,707	4,047
Total net sales	$11,306	$11,408	$21,956	$22,478

Operating profit
Aeronautics	$453	$407	$846	$786
Information Systems & Global Solutions	175	194	349	383
Missiles and Fire Control	345	381	703	725
Mission Systems and Training	185	275	435	476
Space Systems	248	276	502	506
Total business segment operating profit	1,406	1,533	2,835	2,876
Unallocated, net
FAS/CAS pension adjustment
FAS pension expense	(314)	(487)	(627)	(974)
Less: CAS cost	399	367	798	733
FAS/CAS pension income (expense) (a)	85	(120)	171	(241)
Severance charges (b)	—	—	—	(30)
Stock-based compensation	(49)	(59)	(97)	(112)
Other, net	(16)	(56)	(51)	(76)
Total unallocated, net	20	(235)	23	(459)
Total consolidated operating profit	$1,426	$1,298	$2,858	$2,417

(a)	The change in the FAS/CAS pension adjustment from expense to income between the periods was due to lower FAS pension expense in 2014 primarily as a result of the increase in the discount rate to 4.75% used in the measurement of our GAAP postretirement benefit plan obligations at the end of 2013 compared to 4.00% used at the end of 2012, and incrementally higher CAS costs in 2014 as a result of phasing in the CAS Harmonization rules as disclosed in our 2013 Form 10-K. The re-measurements of the assets and benefit obligations related to substantially all of our defined benefit pension plans in the quarter ended June 29, 2014 (Note 5) did not impact the FAS/CAS pension adjustment in any of the periods reflected above.
(b)	Severance charges during the six months ended June 30, 2013 consisted of amounts, net of state tax benefits, associated with the elimination of certain positions at our IS&GS business segment (Note 8, under the caption “Restructuring Charges”). Severance charges for initiatives that are not significant are included in business segment operating profit.

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Many of our contracts span several years and include highly complex technical requirements. At the outset of a contract, we identify and monitor risks to the achievement of the technical, schedule, and cost aspects of the contract, and assess the effects of those risks on our estimates of total costs to complete the contract. The estimates consider the technical requirements (e.g., a newly-developed product versus a mature product), the schedule and associated tasks (e.g., the number and type of milestone events), and costs (e.g., material, labor, subcontractor, overhead, and the estimated costs to fulfill our industrial cooperation agreements required under certain contracts with international customers). The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements, schedule, and costs in the initial estimated total costs to complete. Profit booking rates may increase during the performance of the contract if we successfully retire risks surrounding the technical, schedule, and cost aspects of the contract. Conversely, our profit booking rates may decrease if the estimated total costs to complete the contract increase. All of the estimates are subject to change during the performance of the contract and may affect the profit booking rate.

Changes in net sales and operating profit generally are expressed in terms of volume. Changes in volume refer to increases or decreases in sales or operating profit resulting from varying production activity levels, deliveries, or service levels on individual contracts. Volume changes in segment operating profit are typically based on the current profit booking rate for a particular contract.

In addition, comparability of our segment sales, operating profit, and operating margins may be impacted by changes in profit booking rates on our contracts accounted for using the percentage-of-completion method of accounting. Increases in the profit booking rates, typically referred to as risk retirements, usually relate to revisions in the estimated total costs that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate resulting in an increase in the estimated total costs to complete and a reduction of the profit booking rate. Increases or decreases in profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Segment operating profit and margins may also be impacted, favorably or unfavorably, by other items. Favorable items may include the positive resolution of contractual matters, cost recoveries on restructuring charges, and insurance recoveries. Unfavorable items may include the adverse resolution of contractual matters; restructuring charges, except for significant severance actions (Note 8, under the caption “Restructuring Charges”) which are excluded from segment operating results; reserves for disputes; and significant asset impairments. Segment operating profit and items such as risk retirements, reductions of profit booking rates, or other matters are presented net of state income taxes.

Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, net of state income taxes, increased segment operating profit by approximately $440 million and $965 million for the quarter and six months ended June 29, 2014 and $585 million and $1.1 billion for the quarter and six months ended June 30, 2013. The consolidated net adjustments for the quarter and six months ended June 29, 2014 include reserves recorded on certain training and logistics solutions programs at MST and net warranty reserve adjustments for various programs (including Joint Air-to-Surface Standoff Missile (JASSM) and Guided Multiple Launch Rocket System (GMLRS)) at MFC as mentioned in the respective business segment’s results of operations. The consolidated net adjustments for the quarter and six months ended June 30, 2013 include a significant profit reduction on the F-35 development contract as mentioned in our Aeronautics business segment’s results of operations.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Aeronautics

Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net sales	$3,855	$3,407	$7,241	$6,593
Operating profit	453	407	846	786
Operating margins	11.8%	11.9%	11.7%	11.9%

Aeronautics’ net sales for the quarter ended June 29, 2014 increased $448 million, or 13%, compared to the quarter ended June 30, 2013. The increase was primarily attributable to higher net sales of about $210 million for F-35 production contracts due to increased volume; approximately $85 million for the F-35 development contract due to an adjustment recorded during the quarter ended June 30, 2013 to reflect the inception-to-date impact of the downward revision to the profit booking rate that was not repeated in 2014; about $75 million for the C-130 program due to increased aircraft deliveries (six aircraft delivered in the quarter ended June 29, 2014 compared to five delivered during the quarter ended June 30, 2013) and aircraft contract mix, partially offset by decreased sustainment activities; approximately $45 million for the C-5 program due to increased aircraft deliveries (two aircraft delivered in the quarter ended June 29, 2014 compared to one delivered during the quarter ended June 30, 2013), partially offset by decreased support and spares activities; and approximately $40 million for the F-22 program due to increased risk retirements and volume. Net sales for the F-16 program were comparable as aircraft contract mix was offset by increased sustainment activities.

Aeronautics’ operating profit for the quarter ended June 29, 2014 increased $46 million, or 11%, compared to the quarter ended June 30, 2013. The increase was primarily attributable to higher operating profit of about $35 million for the F-22 program due to increased risk retirements; approximately $25 million for the C-130 program due primarily to aircraft contract mix; and about $85 million for the F-35 development contract due to the adjustment mentioned above recorded during the quarter ended June 30, 2013. The increases were partially offset by lower operating profit of approximately $80 million for the F-16 program due to decreased risk retirements and aircraft contract mix; and about $15 million for various other programs due to lower risk retirements. Operating profit was comparable for F-35 production contracts, as increased volume was offset by lower risk retirements. Adjustments not related to volume, including net profit booking rate adjustments, for the quarter ended June 29, 2014 were comparable to the quarter ended June 30, 2013.

Aeronautics’ net sales for the six months ended June 29, 2014 increased $648 million, or 10%, compared to the six months ended June 30, 2013. The increase was primarily attributable to higher net sales of approximately $400 million for F-35 production contracts due to increased volume; about $215 million for the C-5 program due to increased aircraft deliveries (four aircraft delivered during the six months ended June 29, 2014 compared to one delivered during the six months ended June 30, 2013), partially offset by decreased support and spares activities; about $30 million for the F-35 development contract due to the adjustment mentioned above recorded during the quarter ended June 30, 2013, partially offset by lower volume; and about $20 million for the F-16 program due primarily to increased sustainment activities partially offset by delivered aircraft contract mix (eight aircraft delivered during the six months ended June 29, 2014 compared to seven aircraft delivered during the six months ended June 30, 2013). The increases were partially offset by lower net sales of approximately $15 million for the C-130 program due to lower sustainment activities partially offset by delivered aircraft contract mix (11 aircraft delivered during both the six months ended June 29, 2014 and June 30, 2013). Net sales were comparable for the F-22 program.

Aeronautics’ operating profit for the six months ended June 29, 2014 increased $60 million, or 8%, compared to the six months ended June 30, 2013. The increase was primarily attributable to higher operating profit of approximately $85 million for the F-35 development contract due to the adjustment mentioned above recorded during the quarter ended June 30, 2013; about $60 million for the C-130 program due increased risk retirements and aircraft contract mix; about $25 million for the F-22 program due to increased risk retirements; and approximately $20 million for F-35 production contracts due to increased volume partially offset by lower risk retirements. The increases were partially offset by lower operating profit of about $90 million for the F-16 program due to decreased risk retirements and the resolution of a contractual matter during the quarter ended March 31, 2013; approximately $10 million for the C-5 program as increased aircraft deliveries were more than offset by a lower profit booking rate; and about $30 million for various other programs due to decreased risk retirements. Adjustments not related to volume, including net profit booking rate adjustments, were approximately $15 million lower for the six months ended June 29, 2014 compared to the six months ended June 30, 2013.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

We expect Aeronautics’ net sales to increase in 2014 in the mid-single digit percentage range as compared to 2013 primarily due to an increase in net sales from F-35 production contracts. Operating profit is expected to increase slightly, but to a lesser extent than sales, from 2013, resulting in a slight decrease in operating margins between the years due to program mix.

Information Systems & Global Solutions

Summary operating results for our IS&GS business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net sales	$1,941	$2,101	$3,851	$4,207
Operating profit	175	194	349	383
Operating margins	9.0%	9.2%	9.1%	9.1%

IS&GS’ net sales for the quarter ended June 29, 2014 decreased $160 million, or 8%, compared to the quarter ended June 30, 2013. The decrease was primarily attributable to lower net sales of approximately $175 million due to the wind-down or completion of certain programs (primarily command and control programs); and about $150 million due to a decline in volume for various programs, which reflects lower funding levels and programs impacted by in-theater force reductions (such as Persistent Threat Detection System (PTDS)). The decreases were partially offset by higher net sales of about $165 million due to the start-up of new programs, growth in recently awarded programs and integration of recently acquired companies.

IS&GS’ operating profit for the quarter ended June 29, 2014 decreased $19 million, or 10%, compared to the quarter ended June 30, 2013. The decrease was primarily attributable to the activities mentioned above for sales. Adjustments not related to volume, including net profit booking rate adjustments, for the quarter ended June 29, 2014 were comparable to the quarter ended June 30, 2013.

IS&GS’ net sales for the six months ended June 29, 2014 decreased $356 million, or 8%, compared to the six months ended June 30, 2013. The decrease was primarily attributable to lower net sales of approximately $395 million due to the wind-down or completion of certain programs (primarily command and control programs); and about $265 million due to a decline in volume for various programs, which reflects lower funding levels and programs impacted by in-theater force reductions (such as PTDS). The decreases were partially offset by higher net sales of about $305 million due to the start-up of new programs, growth in recently awarded programs and integration of recently acquired companies.

IS&GS’ operating profit for the six months ended June 29, 2014 decreased $34 million, or 9%, compared to the six months ended June 30, 2013. The decrease was primarily attributable to the activities mentioned above for sales. Adjustments not related to volume, including net profit booking rate adjustments, for the six months ended June 29, 2014 were comparable to the six months ended June 30, 2013.

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Missiles and Fire Control

Summary operating results for our MFC business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net sales	$1,891	$2,043	$3,758	$4,031
Operating profit	345	381	703	725
Operating margins	18.2%	18.6%	18.7%	18.0%

MFC’s net sales for the quarter ended June 29, 2014 decreased $152 million, or 7%, compared to the quarter ended June 30, 2013. The decrease was primarily attributable to lower net sales of approximately $125 million for various technical services programs due to lower volume; and approximately $125 million for tactical missiles programs due to fewer deliveries (including HIMARS). These decreases were partially offset by higher net sales of about $55 million for fire control programs (primarily Apache due to increased deliveries and Special Operations Forces Contractor Logistical Support Services (SOF CLSS) due to higher volume); and approximately $25 million for air and missile defense programs (primarily Terminal High-Altitude Area Defense (THAAD) due to higher volume, partially offset by Patriot Advanced Capability-3 (PAC-3) due to fewer deliveries).

MFC’s operating profit for the quarter ended June 29, 2014 decreased $36 million, or 9%, compared to the quarter ended June 30, 2013. The decrease was primarily attributable to lower operating profit of approximately $35 million for tactical missile programs due to fewer deliveries and net warranty reserve adjustments for various programs (including JASSM and GMLRS). Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $35 million lower for the quarter ended June 29, 2014 compared to the quarter ended June 30, 2013.

MFC’s net sales for the six months ended June 29, 2014 decreased $273 million, or 7%, compared to the six months ended June 30, 2013. The decrease was primarily attributable to lower sales of approximately $250 million for various technical services programs due to lower volume; and about $150 million for tactical missile programs (including HIMARS) due to fewer deliveries. The decreases were partially offset by higher net sales of about $110 million for fire control programs (primarily Apache and LANTIRN® due to increased deliveries and SOF CLSS due to higher volume). Net sales were comparable for air and missile defense programs as increased volume for THAAD was offset by fewer deliveries for PAC-3.

MFC’s operating profit for the six months ended June 29, 2014 decreased $22 million, or 3%, compared to the six months ended June 30, 2013. The decrease was primarily attributable to lower operating profit of approximately $15 million for tactical missile programs due to lower risk retirements and fewer deliveries, partially offset by the Hellfire program due to increased risk retirements; and about $15 million for various other programs primarily due to lower risk retirements. The decreases were partially offset by higher operating profit of approximately $15 million for air and missile defense programs due to higher volume for the THAAD program and increased risk retirements (primarily PAC-3 and THAAD). Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $20 million lower for the six months ended June 29, 2014 compared to the six months ended June 30, 2013.

We expect MFC’s net sales to decline in 2014 in the low single digit percentage range as compared to 2013, primarily due to a decrease in net sales on technical services programs partially offset by an increase in net sales from missiles and fire control programs. Operating profit is expected to decrease in the mid single digit percentage range, driven by a reduction in expected risk retirements in 2014. Accordingly, operating profit margin is expected to slightly decline from 2013.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Mission Systems and Training

Summary operating results for our MST business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net sales	$1,771	$1,770	$3,399	$3,600
Operating profit	185	275	435	476
Operating margins	10.4%	15.5%	12.8%	13.2%

MST’s net sales for the quarter ended June 29, 2014 were comparable to the quarter ended June 30, 2013. Net sales increased approximately $50 million for integrated warfare systems and sensors programs primarily due to increased deliveries for radar programs and increased volume and risk retirements for the Aegis program. The increase was offset by lower net sales of approximately $30 million for the settlements of contract cost matters on certain programs during the quarter ended June 30, 2013 (including a portion of the terminated presidential helicopter program) that were not repeated in 2014; and about $15 million for various other programs due to lower volume.

MST’s operating profit for the quarter ended June 29, 2014 decreased $90 million, or 33%, compared to the quarter ended June 30, 2013. The decrease was primarily attributable to lower operating profit of approximately $75 million due to the settlements of contract cost matters on certain programs during the quarter ended June 30, 2013 (including a portion of the terminated presidential helicopter program) that were not repeated in 2014; and about $50 million for reserves recorded on certain training and logistics solutions programs. The decreases were partially offset by higher operating profit of about $30 million due to increased risk retirements on MH-60 and combat systems programs. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $80 million lower for the quarter ended June 29, 2014 compared to the quarter ended June 30, 2013.

MST’s net sales for the six months ended June 29, 2014 decreased $201 million, or 6%, compared to the six months ended June 30, 2013. The decrease was primarily attributable to lower net sales of approximately $105 million for undersea systems programs due to lower volume; about $65 million for various integrated warfare systems and sensors programs (primarily Symphony and Aegis) due to lower volume; and approximately $30 million for the settlements of contract cost matters on certain programs during the quarter ended June 30, 2013 (including a portion of the terminated presidential helicopter program) that were not repeated in 2014.

MST’s operating profit for the six months ended June 29, 2014 decreased $41 million, or 9%, compared to the six months ended June 30, 2013. The decrease was primarily attributable to lower operating profit of approximately $75 million due to the settlements of contract cost matters on certain programs in the quarter ended June 30, 2013 (including a portion of the terminated presidential helicopter program) that were not repeated in 2014; about $25 million due to reserves recorded on certain training and logistics solutions programs, partially offset by increased volume and risk retirements on other training and logistics programs; and about $30 million for various other programs due to lower risk retirements. The decreases were partially offset by higher operating profit of about $60 million due to increased risk retirements on radar surveillance, MH-60 and combat systems programs; and approximately $35 million for performance matters and reserves recorded in the six months ended June 30, 2013 that were not repeated in the six months ended June 29, 2014, including reserves for a supply chain management contract (Fleet Automotive Support Initiative) and undersea systems programs (primarily Common Broadband Advanced Sonar System). Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $40 million lower for the six months ended June 29, 2014 compared to the six months ended June 30, 2013.

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Space Systems

Summary operating results for our Space Systems business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net sales	$1,848	$2,087	$3,707	$4,047
Operating profit	248	276	502	506
Operating margins	13.4%	13.2%	13.5%	12.5%

Space Systems’ net sales for the quarter ended June 29, 2014 decreased $239 million, or 11%, compared to the quarter ended June 30, 2013. The decrease was primarily attributable to lower net sales of about $205 million for government satellite programs due to lower volume (primarily AEHF and MUOS).

Space Systems’ operating profit for the quarter ended June 29, 2014 decreased $28 million, or 10%, compared to the quarter ended June 30, 2013. The decrease was primarily attributable to lower operating profit of approximately $30 million for government satellite programs due to lower risk retirements and volume (primarily Space Based Infrared System and MUOS). The decrease was partially offset by higher operating profit of about $10 million due to higher equity earnings and other program activities. Adjustments not related to volume, including net profit booking rate adjustments, were approximately $25 million lower for the quarter ended June 29, 2014 compared to the quarter ended June 30, 2013.

Space Systems’ net sales for the six months ended June 29, 2014 decreased $340 million, or 8%, compared to the six months ended June 30, 2013. The decrease was primarily attributable to lower net sales of about $260 million for government satellite programs due to lower volume (primarily AEHF, MUOS, and GPS-III); and about $55 million for the Orion program due to lower volume.

Space Systems’ operating profit for the six months ended June 29, 2014 was comparable to the six months ended June 30, 2013 as lower operating profit of about $20 million for government satellite programs due to lower volume and risk retirements (primarily GPS III and MUOS) was offset by higher equity earnings of about $15 million and other program activities. Adjustments not related to volume, including net profit booking rate adjustments, were approximately $15 million lower for the six months ended June 29, 2014 compared to the six months ended June 30, 2013.

Total equity earnings (primarily ULA) recognized by Space Systems represented approximately $80 million, or 32%, and approximately $150 million, or 30%, of this business segment’s operating profit for the quarter and six months ended June 29, 2014, compared to approximately $75 million, or 27%, and approximately $140 million, or 28%, of this business segment’s operating profit for the quarter and six months ended June 30, 2013.

We expect Space Systems’ net sales to decline in 2014 in the mid-single digit percentage range as compared to 2013 primarily due to a decrease in volume on satellite programs in 2014. Operating profit is also expected to decline in the mid single digit percentage range in 2014 primarily due to lower earnings on satellite programs, expected charges, net of recoveries, in 2014 for accelerated depreciation expense and incremental costs related to the November 2013 restructuring plan as described in the “Consolidated Results of Operations” section above, and lower equity earnings. Operating margins are expected to decline slightly between the years.

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

We have generated strong operating cash flows, which have been the primary source of funding for our operations, capital expenditures, acquisitions, debt service and repayments, dividends, share repurchases, and postretirement

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

benefit plan funding. We have accessed the capital markets on limited occasions, as needed or when opportunistic. We expect our cash from operations will continue to be sufficient to support our operations and anticipated capital expenditures for the foreseeable future. As mentioned in the “Capital Resources” section below, we have financing resources available to fund potential cash outflows that are less predictable or more discretionary, should they occur. We also have access to credit markets, if needed, for liquidity or general corporate purposes, including, but not limited to, our revolving credit facility or the ability to issue commercial paper, and letters of credit to support customer advance payments and for other trade finance purposes such as guaranteeing our performance on particular contracts.

The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	Six Months Ended
	June 29, 2014	June 30, 2013
Cash and cash equivalents at beginning of period	$2,617	$1,898
Operating activities
Net earnings	1,822	1,620
Non-cash adjustments	576	614
Changes in working capital	106	(316)
Other, net	573	790
Net cash provided by operating activities	3,077	2,708
Net cash used for investing activities	(426)	(339)
Net cash used for financing activities	(1,832)	(1,422)
Net change in cash and cash equivalents	819	947
Cash and cash equivalents at end of period	$3,436	$2,845

Operating Activities

Net cash provided by operating activities increased $369 million in the six months ended June 29, 2014 compared to the six months ended June 30, 2013. The increase was driven by changes in working capital, lower pension contributions, and improved operating results. The $422 million increase in cash flows related to working capital changes (defined as receivables, net and inventories, net less accounts payable and customer advances and amounts in excess of costs incurred) was primarily attributable to a reduction in payments made to suppliers due to timing. We made $515 million in contributions to our qualified defined benefit pension plans during the six months ended June 29, 2014 compared to $750 million during the six months ended June 30, 2013. Partially offsetting the improved cash flows was an increase in net tax payments. We made net tax payments of approximately $560 million and $140 million during the six months ended June 29, 2014 and June 30, 2013, which are net of $200 million and $550 million in tax refunds primarily attributable to our tax-deductible pension contributions made during the quarters ended December 31, 2013 and 2012.

In July 2014, we made contributions of $485 million to our qualified defined benefit pension plans, which completes our anticipated funding of $1.0 billion in 2014. We may review options for further contributions in the remainder of 2014.

Investing Activities

The majority of our capital expenditures related to equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for development or purchase of internal-use software. Capital expenditures were $253 million and $282 million for the six months ended June 29, 2014 and June 30, 2013. During the six months ended June 29, 2014, we paid $172 million related to the acquisitions of businesses and investments in affiliates, compared to $63 million during the six months ended June 30, 2013.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Financing Activities

We paid $1.2 billion and $926 million to repurchase 7.7 million and 9.6 million shares of our common stock during the six months ended June 29, 2014 and June 30, 2013. We had total remaining authorization of $2.3 billion for future common share repurchases under our program as of June 29, 2014.

Cash received from the issuance of our common stock in connection with employee stock option exercises during the six months ended June 29, 2014 and June 30, 2013 totaled $223 million and $389 million. Those exercises resulted in the issuance of 2.6 million shares and 5.1 million shares of our common stock during the respective periods.

During the six months ended June 29, 2014, we paid dividends totaling $865 million, which consisted of our 2014 first and second quarter dividends ($1.33 per share each quarter) and dividend-equivalent cash payments associated with the vesting of the January 2011 restricted stock unit grants. During the six months ended June 30, 2013, we paid dividends totaling $742 million, which consisted of our 2013 first and second quarter dividends ($1.15 per share each quarter). Also, during the six months ended June 30, 2013, we repaid $150 million of long-term notes with a fixed interest rate of 7.38% due to their scheduled maturities.

Capital Resources

At June 29, 2014, we held cash and cash equivalents of $3.4 billion. As of June 29, 2014, approximately $475 million of our cash and cash equivalents was held outside of the U.S. by foreign subsidiaries. Although those balances are generally available to fund ordinary business operations without legal or other restrictions, a significant portion is not immediately available to fund U.S. operations unless repatriated. Our intention is to permanently reinvest earnings from our foreign subsidiaries. While we do not intend to do so, if this cash had been repatriated at June 29, 2014, the amount of additional U.S. federal income tax that would be due after considering foreign tax credits would not be significant.

Our outstanding debt, net of unamortized discounts, amounted to $6.2 billion, and mainly is in the form of publicly-issued notes that bear interest at fixed rates. As of June 29, 2014, we were in compliance with all covenants contained in our debt and credit agreements.

At June 29, 2014, we had in place with a group of banks a $1.5 billion revolving credit facility that expires in August 2016. We may request and the banks may grant, at their discretion, an increase to the credit facility by an additional amount up to $500 million. There were no borrowings outstanding under the credit facility through June 29, 2014. We also have agreements in place with financial institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding through June 29, 2014. If we were to issue commercial paper, the borrowings would be supported by the credit facility. We also have an effective shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission to provide for the issuance of an indeterminate amount of debt securities.

Our stockholders’ equity was $4.3 billion at June 29, 2014, a decrease of $599 million from December 31, 2013. The decrease was primarily due to dividends declared of $1.3 billion, the repurchase of 7.7 million shares of our common stock for $1.2 billion, and the re-measurements of the assets and benefit obligations related to substantially all of our defined benefit pension plans of $735 million (Note 5) during the six months ended June 29, 2014. These decreases were partially offset by net earnings of $1.8 billion, employee stock-based award activity of $476 million, and the recognition of net actuarial losses and amortization of prior service costs related to our postretirement benefit plans of $334 million during the six months ended June 29, 2014. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.

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

On the development contract, the U.S. Government continues to complete various operational tests, including ship trials, mission system evaluations, and weapons testing, with the aircraft recently surpassing 17,000 flight hours. Progress continues to be made on the production of aircraft. In 2013, the F-35 program reached a significant milestone as we completed the assembly of the 100th aircraft. As of June 29, 2014, we have delivered 87 production aircraft to our domestic and international partners, and have 79 production aircraft in backlog, including orders from our international partners.

Given the size and complexity of the F-35 program, we anticipate that there will be continual reviews related to aircraft performance, program schedule, cost, and requirements as part of the DoD, Congressional, and international partners’ oversight and budgeting processes. Current program challenges include, but are not limited to, supplier and partner performance, software development, level of cost associated with lifecycle operations and sustainment and warranties, receiving funding for production contracts on a timely basis, executing future flight tests, findings resulting from testing, and operating the aircraft.

Contingencies

See Note 6 for information regarding our contingent obligations, including off-balance sheet arrangements.

Critical Accounting Policies

There have been no significant changes to the critical accounting policies we disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10-K. However, as set forth below, we have updated our disclosures related to our postretirement benefit plans to describe amendments to freeze future retirement benefits under certain of our qualified and nonqualified defined benefit pension plans for non-union employees and the re-measurements of the assets and benefit obligations related to substantially all of our defined benefit pension plans (Note 5, under the caption “Plan Amendments and Re-measurements”).

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Postretirement Benefit Plans

Overview

Many of our employees participate in qualified and nonqualified defined benefit pension plans, retiree medical and life insurance plans, and other postemployment plans. The majority of our unfunded employee benefit obligations relate to our qualified defined benefit pension plans and retiree medical and life insurance plans. We recognize on a plan-by-plan basis the net funded status of these postretirement plans under GAAP as either an asset or a liability on our Balance Sheets. The GAAP funded status represents the difference between the fair value of the plan’s assets and the benefit obligation of the plan. The GAAP benefit obligation represents the present value of the future benefits we currently expect to pay to plan participants based on past service.

In the quarter ended June 29, 2014, we amended certain of our qualified and nonqualified defined benefit pension plans for non-union employees to freeze future retirement benefits. Currently, the calculation of retirement benefits under the affected defined benefit pension plans is determined by a formula that takes into account the participants’ years of credited service and average compensation.

The freeze will take effect in two stages. Beginning on January 1, 2016, the pay-based component of the formula used to determine retirement benefits will be frozen so that future pay increases, annual incentive bonuses, or other amounts earned for or related to periods after December 31, 2015 will not be used to calculate retirement benefits. On January 1, 2020, the service-based component of the formula used to determine retirement benefits will also be frozen so that participants will no longer earn further credited service for any period after December 31, 2019. When the freeze is complete, the majority of our salaried employees will have transitioned to an enhanced defined contribution retirement savings plan.

As a result of these plan amendments, we were required to re-measure the assets and benefit obligations for the affected defined benefit pension plans in the quarter ended June 29, 2014. We also elected to re-measure the assets and benefit obligations of substantially all other defined benefit pension plans in the quarter ended June 29, 2014 to incorporate current actuarial assumptions (described below), including new longevity assumptions (also described below), and to align the measurement date across substantially all of our defined benefit pension plans. See Note 5 for the impact these re-measurements had to the assets and benefit obligations of our defined benefit pension plans.

The funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006 (PPA). Our goal has been to fund the pension plans to a level of at least 80%, as determined under the PPA. This ERISA funded status is calculated on a different basis than under GAAP. The ERISA liability does not reflect anticipated future pay increases for plan participants as required under GAAP and is currently measured using a higher discount rate than for GAAP, primarily due to The Moving Ahead for Progress in the 21st Century Act of 2012 (MAP-21) which provides temporary funding relief due to the historically low interest rate environment. The ERISA funded status of our qualified defined benefit pension plans was about 90% as of December 31, 2013 and was not impacted by the re-measurements. The GAAP funded status of our qualified defined benefit pension plans after the re-measurements was about 78% at June 29, 2014, which is the same as the GAAP funded status at December 31, 2013.

Actuarial Assumptions

The plan assets and benefit obligations are measured at the end of each year, or more frequently, upon the occurrence of certain events such as a plan amendment, settlement, or curtailment. As mentioned above, we re-measured the assets and benefit obligations of substantially all of our qualified and nonqualified defined benefit pension plans in the quarter ended June 29, 2014. The amounts we record related to our defined benefit pension plans are measured using actuarial valuations, which are dependent upon key assumptions such as the discount rate, employee turnover, participant longevity (also known as mortality), the expected rates of increase in future compensation levels through December 31, 2015, and the expected long-term rate of return on plan assets. The assumptions we make affect both the calculation of the benefit obligations as of the measurement date and the calculation of net periodic benefit cost in subsequent periods. When reassessing these assumptions we consider past and current market conditions and make judgments about future market trends. We also consider factors such as the timing and amounts of expected contributions to the plans and benefit payments to plan participants.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

We utilized a discount rate of 4.25% when calculating our benefit obligations related to our defined benefit pension plans at the re-measurement date, compared to 4.75% at December 31, 2013. We evaluate several data points in order to arrive at an appropriate discount rate, including results from cash flow models, quoted rates from long-term bond indices, and changes in long-term bond rates over the past year. As part of our evaluation, we calculate the approximate average yields on corporate bonds rated AA or better selected to match our projected postretirement benefit plan cash flows.

Longevity assumptions are used to estimate the life expectancy of plan participants during which they are expected to receive benefit payments. Recent actuarial studies indicate life expectancies are longer and would have the resultant effect of increasing the total expected benefit payments to plan participants. Our re-measurements reflect the use of updated assumptions, including new longevity assumptions.

For the asset return assumption at the re-measurement date, we utilized an expected long-term rate of return on plan assets of 8.00%, consistent with the rate used at December 31, 2013. The long-term rate of return assumption represents the expected long-term rate of return on the funds invested, or to be invested, to provide for the benefits included in the benefit obligations. This assumption is based on several factors including historical market index returns, the anticipated long-term allocation of plan assets, the historical return data for the trust funds, plan expenses, and the potential to outperform market index returns. The difference between the long-term rate of return on plan assets assumption we select and the actual return on plan assets in any given year affects both the funded status of our benefit plans and the calculation of FAS pension expense in subsequent periods. Although the actual return in any specific year likely will differ from the assumption, the average expected return over a long-term future horizon should be approximately equal to the assumption. As a result, changes in this assumption are less frequent than changes in the discount rate.

Funding Considerations

We determine funding requirements for our defined benefit pension plans in a manner consistent with CAS and ERISA, as amended by the PPA. During the quarter and six months ended June 29, 2014, we made $515 million in contributions to our qualified defined benefit pension plans. Additionally, we made contributions of $485 million in July 2014, which completes our planned funding of $1.0 billion for 2014. We may review options for further contributions in the remainder of 2014.

CAS govern the extent to which our pension costs are allocable to and recoverable under contracts with the U.S. Government, including FMS. Under CAS, amounts funded are recovered over time through the pricing of our products and services on U.S. Government contracts, including FMS, and are recognized in our cost of sales and net sales. Amounts contributed in excess of the CAS funding requirements are considered to be prepayment credits under the CAS rules. As of June 29, 2014, our prepayment credits were approximately $9.9 billion, inclusive of return, as compared to $9.6 billion at December 31, 2013. Pursuant to the CAS Harmonization rules, the prepayment balance will increase or decrease based on our actual investment return on plan assets. Our CAS prepayment credits were not impacted by the re-measurements of the assets and benefit obligations related to substantially all of our defined benefit pension plans in the quarter ended June 29, 2014.

Trends

The CAS Board published its revised pension accounting rules (CAS Harmonization) with an effective date of February 27, 2012 to better align the recovery of pension contributions, including prepayment credits, on U.S. Government contracts with the accelerated funding requirements of the PPA. The CAS Harmonization rules increased our CAS costs beginning in 2013. There is a transition period during which the cost impact of the new rules is phased in, with the full impact occurring in 2017. We expect the incremental impact of CAS Harmonization will increase successively through 2017. Based on our current assumptions, which may change, we continue to expect that the higher 2014 CAS costs due to CAS Harmonization should be in excess of the pension expense we record under GAAP (FAS pension expense). Accordingly, our FAS/CAS pension adjustment, described further in the “Business Segment Results of Operations” section above, has increased earnings in the first two quarters of 2014, which we expect to continue for the remainder of 2014 as mentioned below, rather than decreased earnings as it has in the past few years.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Our CAS recoveries are expected to exceed our cash contributions to our qualified defined benefit pension plans in 2014 and for several years thereafter, as we recover the $9.9 billion of prepayment credits at June 29, 2014 under the CAS rules. In 2014, we anticipate recovering $1.6 billion as CAS cost on our contracts, which would increase our cash flow from operations as we have completed our planned funding of $1.0 billion as mentioned above. We expect our net recoveries in 2015 and 2016 to be sequentially higher than 2014.

We expect our 2014 FAS pension expense will be $1.2 billion, which is less than our previously expected 2014 FAS pension expense of $1.3 billion. The decrease reflects a decline of approximately $435 million related to the plan amendments and $85 million primarily related to return on plan assets, which was mostly offset by an increase of $265 million due to the new longevity assumptions and $155 million related to a reduction in the discount rate from 4.75% at December 31, 2013 to 4.25% used at the re-measurement date. We do not expect our 2014 CAS cost to change from our previously expected 2014 CAS cost of $1.6 billion, as the impact of the plan amendments is not required to be incorporated into our CAS cost until 2015.

We expect our 2014 FAS pension expense will be less than our 2013 FAS pension expense of $1.9 billion, primarily due to the plan amendments and the discount rates used in 2014 compared to 2013, partially offset by the impact of the new longevity assumptions. We also expect FAS pension expense to decline sequentially in future years from the 2014 amount.

We currently expect FAS/CAS pension income in 2014 of about $445 million, as compared to FAS/CAS pension expense of $482 million in 2013, primarily due to the decrease in the FAS pension expense and higher CAS costs due to CAS Harmonization. We continue to expect our 2014 earnings per share to be higher than in 2013, primarily due to our expected FAS/CAS pension income in 2014. FAS/CAS pension income for 2015 is expected to be about two times greater than the 2014 amount with sequential growth through 2016.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard that will change the way we recognize revenue and significantly expand the disclosure requirements for revenue recognition. Unless the FASB delays the effective date of the new standard, it will be effective for us beginning on January 1, 2017. See Note 8 (under the caption “New Accounting Pronouncements”) for additional information related to this new standard.

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

ITEM 4.  Controls and Procedures.

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 29, 2014. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of June 29, 2014.

There were no changes in our internal control over financial reporting during the quarter ended June 29, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements

This Form 10-Q contains statements that, to the extent they are not recitations of historical fact, constitute forward-looking statements within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “scheduled,” “forecast,” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results may differ materially due to factors such as:

•	the availability of funding for our products and services both domestically and internationally due to general economic conditions, performance, cost, or other factors;
•	our dependence on U.S. Government contracts (e.g., the F-35 program);
•	changes in domestic and international customer priorities and requirements (including declining budgets resulting from general economic conditions; affordability initiatives; the potential for deferral or termination of awards; the implementation of automatic sequestration under the Budget Control Act of 2011 or Congressional actions intended to replace sequestration; U.S. Government operations under a future continuing resolution; or any future shutdown of U.S. Government operations) and the success of our strategy to mitigate some of these risks by focusing on expanding into adjacent markets close to our core capabilities and growing international sales;
•	the accuracy of our estimates and assumptions including those as to schedule, cost, technical, and performance issues under our contracts, cash flow, actual returns (or losses) on pension plan assets, movements in interest rates, and other changes that may affect pension plan assumptions;
•	the effect of capitalization changes (such as share repurchase activity, accelerated pension funding, stock option exercises, or debt levels);
•	difficulties in developing and producing operationally advanced technology systems, cyber security or other security threats, information technology failures, natural disasters, public health crises or other disruptions;
•	the timing and customer acceptance of product deliveries;
•	materials availability and the performance of key suppliers, teammates, venture partners, subcontractors, and customers;
•	charges from any future impairment reviews that may result in the recognition of losses and a reduction in the book value of goodwill or other long-term assets;
•	the future effect of legislation, rulemaking, and changes in accounting, tax, defense procurement, changes in policy, interpretations, or challenges to the allowability and recovery of costs incurred under government cost accounting standards, export policy, changes in contracting policy and contract mix;
•	the future impact of acquisitions or divestitures, ventures, teaming arrangements, or internal reorganizations;

Lockheed Martin Corporation

•	compliance with laws and regulations, the outcome of legal proceedings and other contingencies (including lawsuits, government investigations or audits, and the cost of completing environmental remediation efforts), and U.S. Government identification of deficiencies in our business systems;
•	the competitive environment for our products and services, export policies, and potential for delays in procurement due to bid protests;
•	our efforts to increase the efficiency of our operations and improve the affordability of our products and services including difficulties associated with moving or consolidating operations; providing for the orderly transition of management; attracting and retaining key personnel or the transfer of critical knowledge to the extent we lose key personnel through wage competition, normal attrition (including retirement), and specific actions such as workforce reductions; and supply chain management; and
•	economic, business, and political conditions domestically and internationally (including potential impacts resulting from the continuing tension between the international community and Russia over Ukraine) and our increased reliance on securing international and adjacent business.

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see our filings with the U.S. Securities and Exchange Commission (SEC) including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and in this Form 10-Q. Our filings may be accessed through the Investor Relations page of our website, www.lockheedmartin.com/investor, or through the website maintained by the SEC at www.sec.gov.

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

ITEM 1A.  Risk Factors.

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K) describes some of the risks and uncertainties associated with our business, including U.S. Government defense spending priorities, as further described in the “Industry Considerations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. These risks and uncertainties have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results, and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2013 Form 10-K.

Lockheed Martin Corporation

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the quarter ended June 29, 2014.

The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended June 29, 2014.

Period (a)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Amount Available for Future Share Repurchases Under the Plans or Programs (b)
					(in millions)
March 31, 2014 – April 27, 2014	213,575		$159.43	212,357	$2,431
April 28, 2014 – May 25, 2014	277,253		$164.00	276,074	$2,385
May 26, 2014 – June 29, 2014	268,419		$164.80	268,059	$2,341
Total	759,247(	c)	$163.00	756,490	$2,341

(a)	We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, March 31, 2014 was the first day of our April 2014 fiscal month.
(b)	On October 25, 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. We may also make purchases under the program pursuant to a Rule 10b5-1 plan. The program does not have an expiration date.
(c)	During the quarter ended June 29, 2014, the total number of shares purchased included 2,757 shares that were transferred to us by employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the program.

ITEM 6.  Exhibits.

Exhibit No.	Description

10.1	Lockheed Martin Corporation 2011 Incentive Performance Award Plan, as amended and restated

10.2	Lockheed Martin Corporation Supplemental Retirement Plan, as amended and restated

10.3	Supplemental Retirement Benefit Plan for Certain Transferred Employees of Lockheed Martin Corporation, as amended and restated

10.4	Lockheed Martin Supplementary Pension Plan for Transferred Employees of GE Operations, as amended and restated

10.5	2014 Amendment No. 1 to the Lockheed Martin Corporation Nonqualified Capital Accumulation Plan

15	Acknowledgment of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Marillyn A. Hewson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Bruce L. Tanner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Marillyn A. Hewson and Bruce L. Tanner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Lockheed Martin Corporation

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Lockheed Martin Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: July 23, 2014	By:	/s/ Christopher J. Gregoire
Christopher J. Gregoire
Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)