Form 10-Q
period 2014-09-28
LOCKHEED MARTIN CORP
filed 2014-10-24
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2014

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

There were 315,925,164 shares of our common stock, $1 par value per share, outstanding as of September 28, 2014.

Lockheed Martin Corporation

Form 10-Q

For the Quarterly Period Ended September 28, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Lockheed Martin Corporation

Consolidated Statements of Earnings

(unaudited; in millions, except per share data)

	Quarters Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net sales
Products	$8,602	$8,859	$25,992	$26,570
Services	2,512	2,488	7,078	7,255
Total net sales	11,114	11,347	33,070	33,825
Cost of sales
Products	(7,659)	(7,759)	(22,928)	(23,245)
Services	(2,228)	(2,202)	(6,241)	(6,473)
Severance charges	—	—	—	(30)
Other unallocated, net	48	(202)	86	(628)
Total cost of sales	(9,839)	(10,163)	(29,083)	(30,376)
Gross profit	1,275	1,184	3,987	3,449
Other income, net	117	70	263	222
Operating profit	1,392	1,254	4,250	3,671
Interest expense	(82)	(84)	(253)	(264)
Other non-operating income, net	1	3	3	2
Earnings from continuing operations before income taxes	1,311	1,173	4,000	3,409
Income tax expense	(423)	(331)	(1,290)	(947)
Net earnings from continuing operations	888	842	2,710	2,462
Net earnings from discontinued operations	—	31	—	31
Net earnings	$888	$873	$2,710	$2,493

Earnings per common share
Basic
Continuing operations	$2.81	$2.62	$8.54	$7.66
Discontinued operations	—	.10	—	.10
Basic earnings per common share	$2.81	$2.72	$8.54	$7.76
Diluted
Continuing operations	$2.76	$2.57	$8.39	$7.54
Discontinued operations	—	.09	—	.09
Diluted earnings per common share	$2.76	$2.66	$8.39	$7.63

Cash dividends paid per common share	$1.33	$1.15	$3.99	$3.45

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Comprehensive Income

(unaudited; in millions)

	Quarters Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net earnings	$888	$873	$2,710	$2,493
Other comprehensive (loss) income, net of tax
Postretirement benefit plans
Net other comprehensive loss recognized during the period due to plan re-measurements	—	—	(735)	—
Amounts reclassified from accumulated other comprehensive loss	186	254	520	761
Other, net	(66)	52	(48)	(3)
Other comprehensive income (loss), net of tax	120	306	(263)	758
Comprehensive income	$1,008	$1,179	$2,447	$3,251

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Balance Sheets

(in millions, except par value)

	September 28, 2014	December 31, 2013
	(unaudited)

Assets
Current assets
Cash and cash equivalents	$2,963	$2,617
Receivables, net	6,081	5,834
Inventories, net	2,898	2,977
Deferred income taxes	1,183	1,088
Other current assets	559	813
Total current assets	13,684	13,329

Property, plant, and equipment, net	4,590	4,706
Goodwill	10,774	10,348
Deferred income taxes	2,954	2,850
Other noncurrent assets	4,931	4,955
Total assets	$36,933	$36,188

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,000	$1,397
Customer advances and amounts in excess of costs incurred	5,904	6,349
Salaries, benefits, and payroll taxes	1,919	1,809
Other current liabilities	2,310	1,565
Total current liabilities	12,133	11,120

Accrued pension liabilities	9,556	9,361
Other postretirement benefit liabilities	901	902
Long-term debt, net	6,165	6,152
Other noncurrent liabilities	3,604	3,735
Total liabilities	32,359	31,270

Stockholders’ equity
Common stock, $1 par value per share	314	319
Additional paid-in capital	—	—
Retained earnings	14,124	14,200
Accumulated other comprehensive loss	(9,864)	(9,601)
Total stockholders’ equity	4,574	4,918
Total liabilities and stockholders’ equity	$36,933	$36,188

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Cash Flows

(unaudited; in millions)

	Nine Months Ended
	September 28, 2014	September 29, 2013
Operating activities
Net earnings	$2,710	$2,493
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	726	704
Stock-based compensation	128	150
Severance charges	—	30
Changes in assets and liabilities
Receivables, net	(231)	(310)
Inventories, net	66	18
Accounts payable	596	(119)
Customer advances and amounts in excess of costs incurred	(458)	(157)
Postretirement benefit plans	(96)	(20)
Income taxes	270	690
Other, net	356	129
Net cash provided by operating activities	4,067	3,608

Investing activities
Capital expenditures	(456)	(491)
Acquisitions of businesses and investments in affiliates	(622)	(266)
Other, net	14	(27)
Net cash used for investing activities	(1,064)	(784)

Financing activities
Repurchases of common stock	(1,676)	(1,533)
Proceeds from stock option exercises	278	749
Dividends paid	(1,286)	(1,112)
Repayments of long-term debt	—	(150)
Other, net	27	(15)
Net cash used for financing activities	(2,657)	(2,061)
Net change in cash and cash equivalents	346	763
Cash and cash equivalents at beginning of period	2,617	1,898
Cash and cash equivalents at end of period	$2,963	$2,661

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Stockholders’ Equity

(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2013	$319	$—	$14,200	$(9,601)	$4,918
Net earnings	—	—	2,710	—	2,710
Other comprehensive loss, net of tax	—	—	—	(263)	(263)
Repurchases of common stock	(10)	(643)	(1,023)	—	(1,676)
Dividends declared	—	—	(1,763)	—	(1,763)
Stock-based awards and ESOP activity	5	643	—	—	648
Balance at September 28, 2014	$314	$—	$14,124	$(9,864)	$4,574

Balance at December 31, 2012	$321	$—	$13,211	$(13,493)	$39
Net earnings	—	—	2,493	—	2,493
Other comprehensive income, net of tax	—	—	—	758	758
Repurchases of common stock	(15)	(1,097)	(451)	—	(1,563)
Dividends declared	—	—	(1,559)	—	(1,559)
Stock-based awards and ESOP activity	12	1,097	—	—	1,109
Balance at September 29, 2013	$318	$—	$13,694	$(12,735)	$1,277

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

We close our books and records on the last Sunday of the calendar quarter, which was on September 28 for the third quarter of 2014 and September 29 for the third quarter of 2013, to align our financial closing with our business processes. The consolidated financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods as our fiscal year ends on December 31.

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

NOTE 2 – EARNINGS PER COMMON SHARE

The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Weighted average common shares outstanding for basic computations	316.3	321.3	317.4	321.3
Weighted average dilutive effect of equity awards	5.5	6.2	5.6	5.3
Weighted average common shares outstanding for diluted computations	321.8	327.5	323.0	326.6

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

The computation of diluted earnings per common share excluded 3.2 million stock options for the nine months ended September 29, 2013 because their inclusion would have been anti-dilutive, primarily due to their exercise prices exceeding the average market prices of our common stock. There were no anti-dilutive equity awards for the quarter and nine months ended September 28, 2014 and the quarter ended September 29, 2013.

NOTE 3 – BUSINESS SEGMENT INFORMATION

We operate in five business segments: Aeronautics, Information Systems & Global Solutions (IS&GS), Missiles and Fire Control, Mission Systems and Training (MST), and Space Systems. We organize our business segments based on the nature of the products and services offered.

Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation. Intercompany transactions are generally negotiated under terms and conditions that share many similar characteristics (e.g., contract structures, funding profiles, target cost values, and contract progress reports) with our third-party contracts, primarily with the U.S. Government.

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

Our business segments’ results of operations include pension expense only as calculated under U.S. Government Cost Accounting Standards (CAS), which we refer to as CAS pension cost. We recover CAS pension cost through the pricing of our products and services on U.S. Government contracts and, therefore, the CAS pension cost is recognized in each of our business segments’ net sales and cost of sales. Since our consolidated financial statements must present pension expense calculated in accordance with the financial accounting standards (FAS) requirements under GAAP, which we refer to as FAS pension expense, the FAS/CAS pension adjustment increases or decreases the CAS pension cost recorded in our business segments’ results of operations to equal the FAS pension expense. As a result, to the extent that CAS pension cost exceeds FAS pension expense, which occurred for the quarter and nine months ended September 28, 2014, we have FAS/CAS pension income and, conversely, to the extent FAS pension expense exceeds CAS pension cost, which occurred for the quarter and nine months ended September 29, 2013, we have FAS/CAS pension expense.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net sales
Aeronautics	$3,544	$3,632	$10,785	$10,225
Information Systems & Global Solutions	1,949	2,059	5,800	6,266
Missiles and Fire Control	1,908	2,003	5,666	6,034
Mission Systems and Training	1,679	1,698	5,078	5,298
Space Systems	2,034	1,955	5,741	6,002
Total net sales	$11,114	$11,347	$33,070	$33,825

Operating profit
Aeronautics	$362	$412	$1,208	$1,198
Information Systems & Global Solutions	175	187	524	570
Missiles and Fire Control	335	356	1,038	1,081
Mission Systems and Training	193	216	628	692
Space Systems	281	284	783	790
Total business segment operating profit	1,346	1,455	4,181	4,331
Unallocated, net
FAS/CAS pension adjustment
FAS pension expense (a)	(258)	(487)	(885)	(1,461)
Less: CAS pension cost (b)	342	366	1,140	1,099
FAS/CAS pension income (expense)	84	(121)	255	(362)
Severance charges (c)	—	—	—	(30)
Stock-based compensation	(31)	(38)	(128)	(150)
Other, net	(7)	(42)	(58)	(118)
Total unallocated, net	46	(201)	69	(660)
Total consolidated operating profit	$1,392	$1,254	$4,250	$3,671

Intersegment sales
Aeronautics	$21	$53	$78	$152
Information Systems & Global Solutions	159	160	507	523
Missiles and Fire Control	81	72	244	196
Mission Systems and Training	331	249	944	728
Space Systems	25	25	78	74
Total intersegment sales	$617	$559	$1,851	$1,673

(a)	FAS pension expense for the quarter and nine months ended September 28, 2014 was less than in the quarter and nine months ended September 29, 2013 due to higher discount rates used to calculate our qualified defined benefit obligations and net periodic benefit cost. Additionally, the June 2014 plan amendments to certain of our defined benefit pension plans to freeze future retirement benefits reduced FAS pension expense beginning in the quarter ended September 28, 2014 (Note 5, under the caption “Plan Amendments and Re-measurements”).
(b)	CAS pension cost for the quarter ended September 28, 2014 was less than in the quarter ended September 29, 2013 due to the effect of using a higher interest rate required by the Highway and Transportation Funding Act of 2014 (HATFA), which was enacted on August 8, 2014. The higher CAS pension cost during the nine months ended September 28, 2014 reflects the impact of phasing in CAS Harmonization, partially offset by the effect of higher interest rates required by the HATFA. The effect of adopting the HATFA reduced our CAS pension cost by $55 million (including $35 million related to the first six months of 2014) in the quarter and nine months ended September 28, 2014. See “Critical Accounting Policies – Postretirement Benefit Plans” for a discussion of HATFA and CAS Harmonization and the impact on our CAS pension cost.
(c)	Severance charges during the nine months ended September 29, 2013 consisted of amounts, net of state tax benefits, associated with the elimination of certain positions at our IS&GS business segment (Note 8, under the caption “Restructuring Charges”). Severance charges for initiatives that are not significant are included in business segment operating profit.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Total assets for each of our business segments were as follows (in millions):

	September 28, 2014	December 31, 2013
Assets
Aeronautics	$6,082	$5,821
Information Systems & Global Solutions	5,909	5,798
Missiles and Fire Control	4,178	4,159
Mission Systems and Training	6,216	6,512
Space Systems	3,958	3,522
Total business segment assets	26,343	25,812
Corporate assets (a)	10,590	10,376
Total assets	$36,933	$36,188

(a)	Corporate assets primarily include cash and cash equivalents, deferred income taxes, environmental receivables, and investments held in a separate trust to fund certain of our non-qualified deferred compensation plans.

Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented 17% of our total consolidated net sales for both the quarter and nine months ended September 28, 2014 and 16% and 15% for the quarter and nine months ended September 29, 2013.

NOTE 4 – INVENTORIES, NET

Inventories, net consisted of the following (in millions):

	September 28, 2014	December 31, 2013
Work-in-process, primarily related to long-term contracts and programs in progress	$7,365	$7,073
Less: customer advances and progress payments	(4,968)	(4,834)
	2,397	2,239
Other inventories	501	738
Total inventories, net	$2,898	$2,977

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

NOTE 5 – POSTRETIREMENT BENEFIT PLANS

Net Periodic Benefit Cost

Our pretax benefit cost related to our qualified defined benefit pension plans and retiree medical and life insurance plans consisted of the following (in millions):

	Quarters Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Qualified defined benefit pension plans
Service cost	$208	$286	$694	$857
Interest cost	468	450	1,444	1,350
Expected return on plan assets	(687)	(621)	(2,006)	(1,864)
Recognized net actuarial losses	365	352	807	1,058
Amortization of net prior service (credits) costs	(96)	20	(54)	60
Total net periodic benefit cost	$258	$487	$885	$1,461

Retiree medical and life insurance plans
Service cost	$5	$7	$16	$21
Interest cost	31	29	92	87
Expected return on plan assets	(36)	(36)	(109)	(109)
Recognized net actuarial losses	5	11	17	33
Amortization of net prior service costs (credits)	1	(4)	3	(13)
Total net periodic benefit cost	$6	$7	$19	$19

The recognized net actuarial losses and the amortization of prior service (credits) costs in the table above, as well as similar amounts related to our other postretirement benefit plans, reflect amounts that were reclassified from accumulated other comprehensive loss (AOCL) and recorded as a component of net periodic benefit cost for the periods presented. These costs totaled $186 million (net of $102 million of tax expense) and $520 million (net of $285 million of tax expense) for the quarter and nine months ended September 28, 2014, and $254 million (net of $138 million of tax expense) and $761 million (net of $417 million of tax expense) for the quarter and nine months ended September 29, 2013, which are recorded on our Statements of Comprehensive Income as an increase to other comprehensive income.

Plan Amendments and Re-measurements

In June 2014, we amended certain of our qualified and nonqualified defined benefit pension plans for non-union employees to freeze future retirement benefits. The freeze will take effect in two stages. Beginning on January 1, 2016, the pay-based component of the formula used to determine retirement benefits will be frozen so that future pay increases, annual incentive bonuses, or other amounts earned for or related to periods after December 31, 2015 will not be used to calculate retirement benefits. On January 1, 2020, the service-based component of the formula used to determine retirement benefits will also be frozen so that participants will no longer earn further credited service for any period after December 31, 2019. When the freeze is complete, the majority of our salaried employees will have transitioned to an enhanced defined contribution retirement savings plan.

As a result of these plan amendments, we were required to re-measure the assets and benefit obligations for the affected defined benefit pension plans in June 2014. The amounts we record related to our defined benefit pension plans are measured using actuarial valuations, which are dependent upon key assumptions such as the discount rate, employee turnover, participant longevity (also known as mortality), the expected rates of increase in future compensation levels through December 31, 2015, and the expected long-term rate of return on plan assets. Longevity assumptions are used to estimate the life expectancy of plan participants during which they are expected to receive benefit payments. Recent actuarial studies indicate life expectancies are longer and have the resultant effect of increasing the total expected

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

benefit payments to plan participants. Our re-measurements reflected the use of new longevity assumptions. We also elected to re-measure the assets and benefit obligations of substantially all other defined benefit pension plans in June 2014 to align the measurement date across substantially all of our defined benefit pension plans. These re-measurements also incorporated new longevity assumptions.

Changes recorded in the second quarter of 2014 in our benefit obligations and plan assets of our qualified defined benefit pension plans as a result of the re-measurements performed in June 2014 are set forth in the following table (in millions):

Changes in benefit obligations due to re-measurements
Plan amendments related to the salary freeze	$4,580
New longevity assumptions	(3,390)
Discount rate (a)	(3,309)
Other	157
Increase in benefit obligations due to re-measurements	$(1,962)
Incremental return on plan assets recognized in re-measurements (b)	904
Increase in net benefit obligations due to re-measurements	$(1,058)

(a)	Reflects a decrease in the discount rate from 4.75% at December 31, 2013 to 4.25% in June 2014.
(b)	The incremental return on plan assets recognized in re-measurements represents the difference between our actual return on plan assets of 6.70% and our expected return of 4.00% for the six months ended June 29, 2014 (the half-year proportional effect of our expected 8.00% annual long-term rate of return on plan assets assumption).

The effect of freezing the pay-based component of the formula used to determine retirement benefits under the affected plans reduced our qualified defined benefit pension obligations by $4.6 billion, which resulted in a corresponding reduction, net of tax, in the AOCL component of stockholders’ equity. This amount is being recognized as a reduction of net periodic benefit cost over the estimated remaining service period of the covered employees, which is approximately 10 years, beginning in the third quarter of 2014.

The net effect of changes in the actuarial assumptions used in the re-measurements increased our qualified defined benefit pension obligations by $6.5 billion, which resulted in a corresponding increase, net of tax, in the AOCL component of stockholders’ equity. This $6.5 billion increase from changes in actuarial assumptions reflected an increase of $3.4 billion due to new longevity assumptions and $3.3 billion due to a reduction in the discount rate, which were partially offset by a decrease of $157 million due to changes in other assumptions. The incremental return on plan assets recognized as part of the re-measurements increased our qualified defined benefit pension assets by $904 million, which resulted in a corresponding reduction, net of tax, in the AOCL component of stockholders’ equity.

The amounts recorded in AOCL related to changes in actuarial assumptions net of the incremental return on plan assets are recognized as an increase in net periodic benefit cost over the estimated remaining service period of the covered employees (currently estimated at approximately 10 years) beginning in the third quarter of 2014 and continuing through December 31, 2019. Subsequent to that date, we will reevaluate the amortization period for net actuarial gains or losses. Net actuarial gains or losses in AOCL are adjusted annually when the funded status of our postretirement benefit plans are measured.

In June 2014, we recorded the net increase of $1.1 billion to our qualified defined benefit pension obligations reflected in the table above and a net increase of $79 million to our nonqualified defined benefit pension obligations, which combined resulted in a corresponding increase of $735 million to other comprehensive loss, net of $402 million of tax benefits.

Contributions

We determine funding requirements for our defined benefit pension plans in a manner consistent with CAS and the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006. During the quarter and nine months ended September 28, 2014, we made $485 million and $1.0 billion in contributions to our

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

qualified defined benefit pension plans, and we anticipate contributing an incremental $1.0 billion in the fourth quarter of 2014. We do not expect to make any contributions to our retiree medical and life insurance plans in 2014. We made contributions of $750 million and $1.5 billion to our qualified defined benefit pension plans during the quarter and nine months ended September 29, 2013.

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

Legal Proceedings

On April 24, 2009, we filed a declaratory judgment action against the New York Metropolitan Transportation Authority and its Capital Construction Company (collectively, the MTA) asking the U.S. District Court for the Southern District of New York to find that the MTA is in material breach of our agreement based on the MTA’s failure to provide access to sites where work must be performed and customer-furnished equipment necessary to complete the contract. The MTA filed an answer and counterclaim alleging that we breached the contract, and subsequently terminated the contract for alleged default. The primary damages sought by the MTA are the cost to complete the contract and potential re-procurement costs. While we are unable to estimate the cost of another contractor to complete the contract and the costs of re-procurement, we note that our contract with the MTA had a total value of $323 million, of which $241 million was paid to us. We dispute the MTA’s allegations and are defending against them. Additionally, following an investigation, our sureties on a performance bond related to this matter, who were represented by independent counsel, concluded that the MTA’s termination of the contract was improper. Finally, our declaratory judgment action was later amended to include claims for monetary damages against the MTA. A bench trial of this matter began on October 6, 2014.

On August 28, 2003, the U.S. Department of Justice (DOJ) filed complaints in partial intervention in two lawsuits filed under the civil qui tam provisions of the False Claims Act in the U.S. District Court for the Western District of Kentucky, United States ex rel. Natural Resources Defense Council, et al., v. Lockheed Martin Corporation, et al., and United States ex rel. John D. Tillson v. Lockheed Martin Energy Systems, Inc., et al. The DOJ alleges that we committed violations of the Resource Conservation and Recovery Act at the Paducah Gaseous Diffusion Plant by not properly handling, storing, and transporting hazardous waste and that we violated the False Claims Act by misleading Department of Energy officials and state regulators about the nature and extent of environmental noncompliance at the plant. The complaint does not allege a specific calculation of damages. On April 16, 2013, the parties attended a settlement conference ordered by the magistrate judge. The conference focused on the parties’ sharply differing views of the merits of the case and did not significantly contribute to our understanding of the damages sought. Court ordered mediation is anticipated to occur in

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

December 2014. As part of the process in which the parties selected a mediator, the plaintiffs expressly declined to quantify the damages sought, even in the form of a range, and stated only that their view of the merits of the case continues to differ substantially from ours. Accordingly, we cannot estimate the reasonably possible loss, or range of loss, which could be incurred if the plaintiffs were to prevail, but we believe we have substantial defenses. We dispute the allegations and are defending against them.

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

At September 28, 2014 and December 31, 2013, the aggregate amount of liabilities recorded relative to environmental matters was $963 million and $997 million, most of which are recorded in other noncurrent liabilities on our Balance Sheets. We have recorded receivables totaling $834 million and $863 million at September 28, 2014 and December 31, 2013, most of which are recorded in other noncurrent assets on our Balance Sheets, for the estimated future recovery of these costs, as we consider the recovery probable based on the factors previously mentioned. We project costs and recovery of costs over approximately 20 years.

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

On July 1, 2014, a regulation became effective in California setting the maximum level of the contaminant hexavalent chromium in drinking water at 10 parts per billion (ppb). In May 2014, the Manufacturers and Technology Association filed a suit alleging the 10 ppb threshold is lower than is required to protect public health and thus imposes unjustified costs on the regulated community. We cannot predict the outcome of this suit, or whether other challenges may be advanced by the regulated community or environmental groups which had sought a significantly higher and lower standard, respectively. If the new standard remains at 10 ppb, it will not have a material impact on our existing remediation costs in California.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

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

Letters of Credit, Surety Bonds, and Third-Party Guarantees

We have entered into standby letters of credit, surety bonds, and third-party guarantees with financial institutions and other third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as venture partners. We had total outstanding letters of credit, surety bonds, and third-party guarantees aggregating $2.4 billion at both September 28, 2014 and December 31, 2013.

At September 28, 2014 and December 31, 2013, third-party guarantees totaled $743 million and $696 million, of which approximately 90% related to guarantees of contractual performance of ventures to which we currently are or previously were a party. This amount represents our estimate of the maximum amount we would expect to incur upon the contractual non-performance of the venture partners. In addition, we generally have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a venture partner. We believe our current and former venture partners will be able to perform their obligations, as they have done through September 28, 2014, and that it will not be necessary to make payments under the guarantees. In determining our exposures, we evaluate the reputation, technical capabilities, and credit quality of our current and former venture partners.

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

In addition, both we and Boeing have cross-indemnified each other for guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through September 28, 2014, and that it will not be necessary to make payments under the cross-indemnities or guarantees.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

NOTE 7 – FAIR VALUE MEASUREMENTS

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	September 28, 2014			December 31, 2013
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Equity securities	$93	$93	$—	$77	$77	$—
Mutual funds	582	582	—	613	613	—
U.S. Government securities	132	—	132	238	—	238
Other securities	157	—	157	131	—	131
Derivatives	23	—	23	28	—	28
Liabilities
Derivatives	18	—	18	23	—	23

Substantially all assets measured at fair value, other than derivatives, represent investments classified as trading securities held in a separate trust to fund certain of our non-qualified deferred compensation plans and are recorded in other noncurrent assets on our Balance Sheets. The fair values of equity securities and mutual funds are determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. The fair values of U.S. Government and other securities are determined using model-derived valuations in which all significant inputs are observable in active markets. The fair values of derivative instruments, which consist of foreign currency exchange forward and interest rate swap contracts, primarily are determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates, credit spreads, and foreign currency exchange rates. We did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the nine months ended September 28, 2014.

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

The aggregate notional amount of our outstanding interest rate swaps at September 28, 2014 and December 31, 2013 was $1.3 billion and $1.2 billion. The aggregate notional amount of our outstanding foreign currency hedges at September 28, 2014 and December 31, 2013 was $988 million and $1.0 billion. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters and nine months ended September 28, 2014 and September 29, 2013. Substantially all of our derivatives are designated for hedge accounting.

In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable, and debt. The carrying amounts for cash and cash equivalents, receivables, and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $7.7 billion and $7.4 billion at September 28, 2014 and December 31, 2013, and the

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

outstanding principal amount was $7.0 billion at both September 28, 2014 and December 31, 2013, excluding unamortized discounts of $875 million and $882 million. The estimated fair values of our outstanding debt were determined based on quoted prices for similar instruments in active markets (Level 2 inputs).

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

Comparability of our segment sales, operating profit and operating margins may be impacted, favorably or unfavorably, by changes in profit booking rates on our contracts accounted for using the percentage-of-completion method of accounting. Segment operating profit and margins may also be impacted, favorably or unfavorably, by other items. Favorable items may include the positive resolution of contractual matters, cost recoveries on restructuring charges, and insurance recoveries. Unfavorable items may include the adverse resolution of contractual matters; restructuring charges, except for significant severance actions (such as those mentioned below under the caption “Restructuring Charges”) which are excluded from segment operating results; reserves for disputes; and significant asset impairments. Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, net of state income taxes, increased segment operating profit by approximately $400 million and $1.4 billion for the quarter and nine months ended September 28, 2014 and $510 million and $1.6 billion for the quarter and nine months ended September 29, 2013. These adjustments increased net earnings by approximately $260 million ($.81 per share) and $885 million ($2.74 per share) for the quarter and nine months ended September 28, 2014 and $330 million ($1.01 per share) and $1.0 billion ($3.12 per share) for the quarter and nine months ended September 29, 2013.

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

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

We expect to incur total accelerated costs (e.g., accelerated depreciation expense related to long-lived assets at the sites to be closed) and incremental costs (e.g., relocation of equipment and other employee related costs) of approximately $15 million, $50 million, and $175 million at our IS&GS, MST, and Space Systems business segments through the completion of this plan in 2015. As of September 28, 2014, we have incurred total accelerated and incremental costs of approximately $78 million, inclusive of amounts incurred during the nine months ended September 28, 2014. The accelerated and incremental costs are recorded as incurred in cost of sales on our Statements of Earnings and included in the respective business segment’s results of operations.

During the quarter ended December 31, 2013, we incurred severance charges related to this action of $171 million, net of state tax benefits, of which $53 million, $37 million, and $81 million related to our IS&GS, MST, and Space Systems business segments. Upon separation, terminated employees receive lump-sum severance payments primarily based on years of service. As of September 28, 2014, we have paid approximately $95 million in severance payments associated with this action, of which approximately $80 million was paid during the nine months ended September 28, 2014. The remaining severance payments are expected to be paid through the middle of 2015.

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

Income Taxes

Our effective income tax rates were 32.3% for both the quarter and nine months ended September 28, 2014 and 28.2% and 27.8% for the quarter and nine months ended September 29, 2013. The rates for all periods benefited from tax deductions for U.S. manufacturing activities and for dividends paid to our defined contribution plans with an employee stock ownership plan feature. The effective tax rates for the quarter and nine months ended September 28, 2014 were higher, primarily due to the benefit of research and development tax credits recognized in the quarter and nine months ended September 29, 2013. The credit expired on December 31, 2013 and, therefore, will not be recognized in 2014 unless and until legislation is enacted. The effective tax rate for the nine months ended September 28, 2014 was also higher due to tax reserve adjustments recorded in the quarter ended June 29, 2014.

We made net tax payments of approximately $1.0 billion and $387 million during the nine months ended September 28, 2014 and September 29, 2013, which were net of $200 million and $550 million in tax refunds primarily attributable to our tax-deductible pension contributions made during the quarters ended December 31, 2013 and 2012.

Discontinued Operations

Discontinued operations for the quarter and nine months ended September 29, 2013 include a benefit of $31 million resulting from the resolution of certain tax matters related to a business sold prior to 2013.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Stockholders’ Equity

Repurchases of Common Stock

During the nine months ended September 28, 2014, we repurchased 10.3 million shares of our common stock for $1.7 billion. On September 25, 2014, our Board of Directors approved a $2.0 billion increase to our share repurchase program. Inclusive of this increase, the total remaining authorization for future common share repurchases under our program was $3.9 billion as of September 28, 2014. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.

Dividends

During the quarter and nine months ended September 28, 2014, we declared cash dividends totaling $479 million ($1.50 per share) and $1.8 billion ($5.49 per share). During the quarter and nine months ended September 29, 2013, we declared cash dividends totaling $434 million ($1.33 per share) and $1.6 billion ($4.78 per share). Dividends declared in the quarter ended September 28, 2014 represent our 2014 fourth quarter dividend payment, a per share increase of 13% over our 2014 third quarter dividend of $1.33 per share which we declared in the second quarter of 2014.

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

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Accumulated Other Comprehensive Loss

Changes in AOCL, net of tax, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL
Balance at December 31, 2013	$(9,649)	$48	$(9,601)
Other comprehensive (loss) income before reclassifications
Net actuarial losses (a)	(3,778)	—	(3,778)
Prior service credits (a)	3,043	—	3,043
Other	—	(48)	(48)
Total other comprehensive (loss) income before reclassifications	(735)	(48)	(783)
Amounts reclassified from AOCL
Recognition of net actuarial losses	556	—	556
Amortization of net prior service credits	(36)	—	(36)
Total reclassified from AOCL (b)	520	—	520
Total other comprehensive (loss) income	(215)	(48)	(263)
Balance at September 28, 2014	$(9,864)	$—	$(9,864)

Balance at December 31, 2012	$(13,532)	$39	$(13,493)
Other comprehensive loss before reclassifications
Other	—	(1)	(1)
Total other comprehensive loss before reclassifications	—	(1)	(1)
Amounts reclassified from AOCL
Recognition of net actuarial losses	730	—	730
Amortization of net prior service costs	31	—	31
Other	—	(2)	(2)
Total reclassified from AOCL (b)	761	(2)	759
Total other comprehensive income (loss)	761	(3)	758
Balance at September 29, 2013	$(12,771)	$36	$(12,735)

(a)	Changes in AOCL before reclassifications related to our postretirement benefit plans include net actuarial losses from the re-measurements of substantially all our defined benefit pension plans in June 2014 and prior service credits from plan amendments to freeze future retirement benefits in certain of our qualified and nonqualified defined benefit pension plans for non-union employees (Note 5).
(b)	Reclassifications from AOCL related to our postretirement benefit plans were recorded as a component of net periodic benefit cost for each period presented (Note 5). These amounts include $186 million and $254 million for the quarters ended September 28, 2014 and September 29, 2013, which are comprised of the recognition of net actuarial losses of $250 million and $243 million for the quarters ended September 28, 2014 and September 29, 2013 and the amortization of net prior service (credits) costs of $(64) million and $11 million for the quarters ended September 28, 2014 and September 29, 2013.

Acquisitions

We paid $622 million during the nine months ended September 28, 2014 for acquisitions of businesses and investments in affiliates, net of cash acquired, primarily related to the acquisitions of Zeta Associates, Inc. (Zeta) and Industrial Defender, Inc. (Industrial Defender). On August 18, 2014, we completed the acquisition of all interests in Zeta, which designs systems that enable collection, processing, safeguarding and dissemination of information for intelligence and defense communities, which has been included in our Space Systems business segment. On April 7, 2014, we completed the acquisition of all interests in Industrial Defender, a provider of cyber security solutions for control systems in the oil and gas, utility, and chemical industries, which has been included in our IS&GS business segment. In connection with these acquisitions, we preliminarily recorded goodwill of $425 million, which is not deductible for tax purposes. Additionally, we recorded other intangible assets of $138 million, primarily related to customer relationships and technologies, which will be amortized over a weighted average period of nine years.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

We paid $266 million during the nine months ended September 29, 2013 for acquisitions of businesses and investments in affiliates, net of cash acquired, primarily related to the acquisition of all interests in Amor Group Ltd. (Amor), a company based in the United Kingdom specializing in information technology, civil government services, and the energy market. Amor has been included in our IS&GS business segment. In connection with the Amor acquisition, we recorded goodwill of $167 million, which will not be amortized for tax purposes. Additionally, we recorded other intangible assets of $34 million, primarily relating to customer relationships and technologies, which will be amortized over a weighted average period of eight years.

Long-term Debt

In August 2014, we entered into a new $1.5 billion revolving credit facility with a syndicate of banks and concurrently terminated our existing $1.5 billion revolving credit facility which was scheduled to expire in August 2016. The new credit facility expires August 2019, and we may request and the banks may grant, at their discretion, an increase to the new credit facility of up to an additional $500 million. The credit facility also includes a sublimit of up to $300 million available for the issuance of letters of credit. There were no borrowings outstanding under the new facility through September 28, 2014. Borrowings under the new credit facility would be unsecured and bear interest at rates based, at our option, on a Eurodollar Rate or a Base Rate, as defined in the new credit facility. Each bank’s obligation to make loans under the new credit facility is subject to, among other things, our compliance with various representations, warranties, and covenants, including covenants limiting our ability and certain of our subsidiaries’ ability to encumber assets and a covenant not to exceed a maximum leverage ratio, as defined in the new credit facility. The leverage ratio covenant excludes the adjustments recognized in stockholders’ equity related to postretirement benefit plans. As of September 28, 2014, we were in compliance with all covenants contained in the credit facility and our debt agreements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard that will change the way we recognize revenue and significantly expand the disclosure requirements for revenue arrangements. Unless the FASB delays the effective date of the new standard, it will be effective for us beginning on January 1, 2017, and may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained earnings at the effective date for existing contracts with remaining performance obligations. Early adoption is not permitted. We are currently evaluating the methods of adoption allowed by the new standard and the effect the standard is expected to have on our consolidated financial statements and related disclosures. As the new standard will supersede substantially all existing revenue guidance affecting us under GAAP, it could impact revenue and cost recognition on thousands of contracts across all our business segments, in addition to our business processes and our information technology systems. As a result, our evaluation of the effect of the new standard will likely extend over several future periods.

Review Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm

Board of Directors

Lockheed Martin Corporation

We have reviewed the consolidated balance sheet of Lockheed Martin Corporation as of September 28, 2014, and the related consolidated statements of earnings and comprehensive income for the quarters and nine months ended September 28, 2014 and September 29, 2013, and the consolidated statements of cash flows and stockholders’ equity for the nine months ended September 28, 2014 and September 29, 2013. These financial statements are the responsibility of the Corporation’s management.

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

October 23, 2014

Lockheed Martin Corporation

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS OVERVIEW

We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration, and sustainment of advanced technology systems, products, and services. We also provide a broad range of management, engineering, technical, scientific, logistic, and information services. We serve both domestic and international customers with products and services that have defense, civil, and commercial applications, with our principal customers being agencies of the U.S. Government. In 2013, 82% of our $45.4 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 61% from the Department of Defense (DoD)), 17% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government), and 1% were from U.S. commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security, and information technology, including cyber security.

We expect 2015 net sales will decline at a low single digit rate from 2014 levels and that total business segment operating margin will be in the 11.5% to 12.0% range. Our preliminary outlook for 2015 assumes the U.S. Government continues to support and fund our key programs, consistent with the continuing resolution funding measure through December 2014, and the U.S. Government approves budget legislation for government fiscal year (GFY) 2015 consistent with the President’s proposed budget. Changes in circumstances may require us to revise our assumptions, which could materially change our current estimate of 2015 net sales and operating margin.

The following discussion is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and with our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K).

INDUSTRY CONSIDERATIONS

U.S. Government Funding Constraints

The U.S. Government, our principal customer, continues to face significant fiscal and economic challenges. To address those challenges, the U.S. Government has implemented various initiatives, including measures to reduce its spending levels pursuant to the Budget Control Act of 2011 (Budget Control Act). The Budget Control Act established limits on discretionary spending, which provided for reductions to planned defense spending by $487 billion over a 10 year period that began with GFY 2012 (a U.S. Government fiscal year starts on October 1 and ends on September 30). The Budget Control Act also provided for additional automatic spending reductions, known as sequestration, which went into effect on March 1, 2013, that would have reduced planned defense spending by an additional $500 billion over a nine-year period that began in GFY 2013.

In December 2013, the U.S. Government enacted the Bipartisan Budget Act of 2013 (Bipartisan Budget Act), which increased the limits on discretionary spending for GFY 2015 among other fiscal changes. Although the Bipartisan Budget Act allows for more certainty in the budget planning process for GFY 2015, it retained sequestration cuts for GFYs 2016 through 2021, including the across-the-board spending reduction methodology provided for in the Budget Control Act. As a result, there remains uncertainty regarding how sequestration cuts beyond GFY 2015 will be applied as the DoD and other agencies may have significantly less flexibility in how to apply budget cuts in future years. While the defense budget sustained the largest single reductions under the Budget Control Act, other civil agencies and programs have also been impacted by significant spending reductions. In light of the Budget Control Act and deficit reduction pressures, it is likely that discretionary spending by the U.S. Government will remain constrained for a number of years.

In March 2014, the President’s budget request for GFY 2015 was submitted to Congress, which supports the current national security strategy and is within the revised defense spending limit of $521 billion for GFY 2015 imposed by the Bipartisan Budget Act. However, Congress has not yet approved the GFY 2015 budget. In September 2014, the U.S. Government passed a continuing resolution funding measure to finance all U.S. Government activities through December 11, 2014. Under this continuing resolution, partial-year funding is available at prior year levels, subject to certain restrictions, but new spending initiatives are not authorized.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

During periods covered by continuing resolutions (or until the regular appropriation bills are passed) we may experience delays in the procurement of our products and services and collection of payment due to lack of funding, and such delays may affect our results of operations, financial position, and cash flows.

We anticipate there will continue to be a significant debate within the U.S. Government over defense spending throughout the budget process for GFY 2015 and beyond. The outcome of these debates could have long-term consequences for our industry and company as described below. However, we continue to believe that our portfolio of products and services will continue to be well supported in a strategically focused allocation of budget resources.

Potential Impacts of Budget Reductions

While recent budget actions such as the Bipartisan Budget Act provide a more measured and strategic approach to addressing the U.S. Government’s fiscal challenges, sequestration remains a long-term concern. If not further modified, sequestration could have significant negative impacts on our industry and company in future periods. There may be disruption of ongoing programs, impacts to our supply chain, contractual actions (including partial or complete terminations), potential facilities closures, and thousands of personnel reductions across the industry that will severely impact advanced manufacturing operations and engineering expertise, and accelerate the loss of skills and knowledge. Sequestration, or other budgetary cuts in lieu of sequestration, could have a material negative effect on our company.

Despite the continued uncertainty surrounding U.S. Government budgets, the investments and acquisitions we have made in recent years have sought to align our businesses with what we believe are the most critical national priorities and mission areas. Additionally, we are seeking to lessen our dependence on contracts with the U.S. Government by focusing on expanding into adjacent markets close to our core capabilities and growing international sales. The possibility remains, however, that our programs could be materially reduced, extended, or terminated as a result of the U.S. Government’s continuing assessment of priorities, changes in government priorities, or budget reductions, including sequestration (particularly in those circumstances where sequestration is implemented across-the-board without regard to national priorities). Additionally, decreases in production volume associated with budget cuts, including sequestration, will increase unit costs making our products less affordable for both our domestic and international customers. In particular, sequestration may also result in significant rescheduling or termination activity with our supplier base. Such activity could result in claims from our suppliers, which may include the amount established in any settlement agreements, the costs of evaluating the supplier settlement proposals, and the costs of negotiating settlement agreements. Budget cuts, including sequestration, could result in restructuring charges, impairment of assets, including goodwill, or other charges. We expect costs associated with claims from our suppliers and restructuring charges will be recovered from our customers.

Generally, we expect that the impact of budget reductions on our operating results will lag in certain of our businesses with longer cycles such as our Aeronautics and Space Systems business segments, and our products businesses within our Missiles and Fire Control (MFC) and Mission Systems and Training (MST) business segments, due to our production contract backlog. However, our businesses with smaller, short-term contracts are the most susceptible to the impacts of budget reductions, such as our Information Systems & Global Solutions (IS&GS) business segment and certain services businesses within our MFC and MST business segments. We have also experienced increased market pressures in these services businesses including lower in-theater support as troop levels are drawn down and increased re-competition coupled with the fragmentation of large contracts into multiple smaller contracts that are awarded primarily on the basis of price. Additionally, our service businesses across all of our business segments have experienced lower volume due to improved product field performance that require less service support.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

CONSOLIDATED RESULTS OF OPERATIONS

Since our operating cycle is long term and involves many types of contracts for the design, development, and manufacture of products and related activities with varying delivery schedules, the results of operations of a particular period, or period-to-period comparisons of sales and profits, may not be indicative of future operating results. The following discussions of comparative results among periods should be reviewed in this context. All per share amounts cited in these discussions are presented on a “per diluted share” basis, unless otherwise noted. Our consolidated results of operations were as follows (in millions, except per share data):

	Quarters Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net sales	$11,114	$11,347	$33,070	$33,825
Cost of sales	(9,839)	(10,163)	(29,083)	(30,376)
Gross profit	1,275	1,184	3,987	3,449
Other income, net	117	70	263	222
Operating profit	1,392	1,254	4,250	3,671
Interest expense	(82)	(84)	(253)	(264)
Other non-operating income, net	1	3	3	2
Earnings from continuing operations before income taxes	1,311	1,173	4,000	3,409
Income tax expense	(423)	(331)	(1,290)	(947)
Net earnings from continuing operations	888	842	2,710	2,462
Net earnings from discontinued operations	—	31	—	31
Net earnings	888	873	2,710	2,493
Diluted earnings per common share
Continuing operations	2.76	2.57	8.39	7.54
Discontinued operations	—	.09	—	.09
Total diluted earnings per common share	$2.76	$2.66	$8.39	$7.63

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

Net Sales

We generate sales from the delivery of products and services. Products sales are predominantly generated in our Aeronautics, MFC, MST, and Space Systems business segments, and most of our services sales are generated in our IS&GS and MFC business segments. Our consolidated net sales were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Products	$8,602	$8,859	$25,992	$26,570
Services	2,512	2,488	7,078	7,255
Total net sales	$11,114	$11,347	$33,070	$33,825

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Products Sales

Our products sales represent about 80% of our net sales for both the quarters ended September 28, 2014 and September 29, 2013. Products sales decreased $257 million, or 3%, during the quarter ended September 28, 2014, compared to the quarter ended September 29, 2013, primarily due to lower products sales of about $110 million at IS&GS, about $80 million at Space Systems, and about $30 million at both MFC and Aeronautics. The decrease at IS&GS was primarily driven by the wind-down or completion of certain programs (primarily command and control programs) and lower volume for various other programs. The decrease at Space Systems was primarily due to lower volume for government satellite programs (primarily Advanced Extremely High Frequency (AEHF)). The decline at MFC was primarily attributable to tactical missile programs due to fewer missile and launcher deliveries (including the Guided Multiple Launcher Rocket Systems (GMLRS)). The decrease at Aeronautics was primarily attributable to fewer aircraft deliveries for the C-130 program, partially offset by increased volume on the F-35 production contracts and increased deliveries on the F-16 program.

Our products sales represent about 80% of our net sales for both the nine months ended September 28, 2014 and September 29, 2013. Products sales decreased $578 million, or 2%, during the nine months ended September 28, 2014, compared to the nine months ended September 29, 2013. Lower products sales of about $455 million at IS&GS, about $410 million at Space Systems, about $235 million at MST, and about $90 million at MFC were partially offset by increased products sales of about $610 million at Aeronautics. The decrease at IS&GS was primarily driven by the wind-down or completion of certain programs (primarily command and control programs) and lower volume for various other programs. The decline at Space Systems was due to lower volume for government satellite programs (primarily AEHF, Mobile User Objective System (MUOS), and Global Positioning System III (GPS-III)). The decrease at MST was attributable to decreased volume for undersea systems programs, various integrated warfare systems and sensors programs (primarily electronic warfare, radar surveillance programs and Aegis) and settlements of contract cost matters on certain programs in the prior year (including a portion of the terminated presidential helicopter program) that were not repeated in 2014. The decline at MFC was primarily attributable to tactical missiles programs due to fewer missile and launcher deliveries (including GMLRS). Higher products sales at Aeronautics were attributable to increased volume on F-35 production contracts and increased aircraft deliveries (C-5 and F-16 programs).

Services Sales

Our services sales represent about 20% of our net sales for both the quarters and nine months ended September 28, 2014 and September 29, 2013. Services sales increased $24 million, or 1%, during the quarter ended September 28, 2014, compared to the quarter ended September 29, 2013. Higher services sales of about $160 million at Space Systems for commercial space transportation programs due to launch-related activities were partially offset by lower services sales of approximately $65 million at MFC, primarily attributable to lower volume for various technical services programs due to lower volume reflecting market pressures, and about $60 million at Aeronautics, mostly related to a decrease in sustainment activities.

Services sales decreased $177 million, or 2%, during the nine months ended September 28, 2014, compared to the nine months ended September 29, 2013. The decreases were primarily due to lower services sales at MFC of about $280 million primarily attributable to lower volume for various technical services due to lower volume reflecting market pressures, and lower services sales at Aeronautics of about $50 million attributable to decreased sustainment activities. These decreases were partially offset by higher services sales at Space Systems of about $150 million for commercial space transportation programs due to launch-related activities.

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

	Quarters Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2014	2013	2014	2013
Cost of products sales	$(7,659)	$(7,759)	$(22,928)	$(23,245)
% of products sales	89.0%	87.6%	88.2%	87.5%
Cost of services sales	(2,228)	(2,202)	(6,241)	(6,473)
% of services sales	88.7%	88.5%	88.2%	89.2%
Severance charges	—	—	—	(30)
Other unallocated, net	48	(202)	86	(628)
Total cost of sales	$(9,839)	$(10,163)	$(29,083)	$(30,376)

Due to the nature of percentage-of-completion accounting, changes in our cost of sales for both products and services are typically accompanied by changes in our net sales. The following discussion of material changes in our consolidated cost of sales for products and services should be read in tandem with the preceding discussion of changes in our consolidated net sales and our business segment results of operations. We have not identified any developing trends in cost of sales for products and services that would have a material impact on our future operations.

Cost of Products Sales

Cost of products sales decreased $100 million, or 1%, during the quarter ended September 28, 2014, compared to the quarter ended September 29, 2013. Lower cost of products sales of about $80 million at IS&GS and about $45 million at Space Systems were partially offset by higher cost of products sales of about $35 million at Aeronautics. The decreases in cost of products sales at IS&GS and Space Systems were attributable to lower volume for various programs as mentioned in the products sales summary above. The increase at Aeronautics was primarily attributable to increased volume on F-35 production contracts and increased deliveries and decreased risk retirements on the F-16 program. The 1.4% increase in the percentage of cost of products sales relative to products sales for the quarter ended September 28, 2014 compared to the quarter ended September 29, 2013 was primarily due to reserves recorded for contractual matters, and the decrease of risk retirements on the F-16 program at Aeronautics and decrease in risk retirements for government satellite programs (primarily AEHF) at Space Systems.

Cost of products sales decreased $317 million, or 1%, during the nine months ended September 28, 2014, compared to the nine months ended September 29, 2013. Lower cost of products sales of about $375 million at IS&GS, about $355 million at Space Systems, about $145 million at MST, and about $60 million at MFC were partially offset by higher cost of products sales of about $615 million at Aeronautics. The decreases at IS&GS, Space Systems, MST, and MFC were attributable to lower volume and fewer deliveries for various programs as mentioned in the products sales summary above. The increase in cost of products sales at Aeronautics was primarily attributable to increased volume on F-35 production contracts and increased aircraft deliveries (C-5 and F-16 programs) and lower risk retirements (primarily the F-16 program). The 0.7% increase in the percentage of cost of products sales relative to products sales for the nine months ended September 28, 2014 compared to the nine months ended September 29, 2013 was primarily attributable to Aeronautics due to lower risk retirements (primarily the F-16 program), MST due to the settlements of contract cost matters on certain programs in the prior year (including a portion of the terminated presidential helicopter program) that were not repeated in 2014 and reserves recorded on certain training and logistics solutions programs during the nine months ended September 28, 2014 and MFC due to net warranty reserve adjustments (including Joint Air-to-Surface Standoff Missile (JASSM), and GMLRS) during the nine months ended September 28, 2014.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Cost of Services Sales

Cost of services sales increased $26 million, or 1%, during the quarter ended September 28, 2014 compared to the quarter ended September 29, 2013. Higher cost of services sales of about $145 million at Space Systems for commercial space transportation programs due to launch-related activities were partially offset by about $70 million at MFC, primarily attributable to lower volume for various technical services programs, and about $45 million at Aeronautics, mostly related to a decrease in sustainment activities.

Cost of services sales decreased $232 million, or 4%, during the nine months ended September 28, 2014, compared to the nine months ended September 29, 2013. Lower costs of services sales of about $265 million at MFC, about $55 million at Aeronautics, and about $35 million at IS&GS were partially offset by an increase in cost of service sales of about $135 million at Space Systems. The decrease at MFC was attributable to lower volume for various technical services programs. The decline at Aeronautics was mostly attributable to decreased sustainment activities. The decrease at IS&GS was primarily driven by the wind-down or completion of certain programs (primarily command and control programs) and lower volume for various other programs. The increase at Space Systems was primarily attributable to commercial space transportation programs due to launch-related activities. The 1.0% decrease in the percentage of cost of services sales relative to services sales for the nine months ended September 28, 2014 compared to the nine months ended September 29, 2013 was primarily due to the items decreasing cost of services sales at IS&GS and MFC.

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

We expect to incur total accelerated costs (e.g., accelerated depreciation expense related to long-lived assets at the sites to be closed) and incremental costs (e.g., relocation of equipment and other employee related costs) of approximately $15 million, $50 million, and $175 million at our IS&GS, MST, and Space Systems business segments through the completion of this plan in 2015. As of September 28, 2014, we have incurred total accelerated and incremental costs of approximately $78 million, inclusive of amounts incurred during the nine months ended September 28, 2014. The accelerated and incremental costs are recorded as incurred in cost of sales on our Statements of Earnings and included in the respective business segment’s results of operations.

During the quarter ended December 31, 2013, we incurred severance charges related to this action of $171 million, net of state tax benefits, of which $53 million, $37 million, and $81 million related to our IS&GS, MST, and Space Systems business segments. Upon separation, terminated employees receive lump-sum severance payments primarily based on years of service. As of September 28, 2014, we have paid approximately $95 million in severance payments associated with this action, of which approximately $80 million was paid during the nine months ended September 28, 2014. The remaining severance payments are expected to be paid through the middle of 2015.

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

Other Unallocated, Net

Other unallocated, net primarily includes the FAS/CAS pension adjustment as described in the Business Segment Results of Operations section below, stock-based compensation, and other corporate costs. These items are not allocated to the business segments and, therefore, are excluded from costs of sales for products and services. Other unallocated, net was $48 million and $86 million of income for the quarter and nine months ended September 28, 2014, compared to $202 million and $628 million of expense for the quarter and nine months ended September 29, 2013.

The fluctuation between each respective period was primarily attributable to the change in the FAS/CAS pension adjustment to income of $84 million and $255 million for the quarter and nine months ended September 28, 2014 compared to expense of $121 million and $362 million for the quarter and nine months ended September 29, 2013. The changes in the FAS/CAS pension adjustment between the periods were attributable to various items impacting the calculations of financial accounting standards (FAS) pension expense and U.S. Government Cost Accounting Standards (CAS) pension cost. FAS pension expense for the quarter and nine months ended September 28, 2014 was less than in the quarter and nine months ended September 29, 2013 due to higher discount rates used to calculate our qualified defined benefit obligations and net periodic benefit cost. Additionally, the June 2014 plan amendments to certain of our defined benefit pension plans reduced FAS pension expense beginning in the quarter ended September 28, 2014 (Note 5, under the caption “Plan Amendments and Re-measurements”). CAS pension cost in the quarter ended September 28, 2014 was less than in the quarter ended September 29, 2013 due to the effect of using a higher interest rate required by the Highway and Transportation Funding Act of 2014 (HATFA), which was enacted on August 8, 2014. The higher CAS pension cost during the nine months ended September 28, 2014 reflects the impact of phasing in CAS Harmonization, partially offset by the effect of higher interest rates required by the HATFA. The effect of adopting the HATFA reduced our CAS pension cost by $55 million (including $35 million related to the first six months of 2014) in the quarter and nine months ended September 28, 2014. See “Critical Accounting Policies – Postretirement Benefit Plans” for a discussion of HATFA and CAS Harmonization and the impact on our CAS pension cost.

Other Income, Net

Other income, net primarily includes our share of earnings or losses from equity method investees. For the quarter and nine months ended September 28, 2014, other income, net was $117 million and $263 million, compared to $70 million and $222 million for the quarter and nine months ended September 29, 2013. The changes were primarily attributable to fluctuations in our share of earnings from equity method investees, as discussed in the “Business Segment Results of Operations” section under the caption “Space Systems.”

Interest Expense

Interest expense for the quarter and nine months ended September 28, 2014 was $82 million and $253 million, about the same for the respective prior periods.

Other Non-Operating Income, Net

Other non-operating income, net for the quarter and nine months ended September 28, 2014 was comparable to the respective prior periods.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Income Tax Expense

Our effective income tax rates were 32.3% for both the quarter and nine months ended September 28, 2014 and 28.2% and 27.8% for the quarter and nine months ended September 29, 2013. The rates for all periods benefited from tax deductions for U.S. manufacturing activities and for dividends paid to our defined contribution plans with an employee stock ownership plan feature. The effective tax rates for the quarter and nine months ended September 28, 2014 were higher, primarily due to the benefit of research and development tax credits recognized in the quarter and nine months ended September 29, 2013. The credit expired on December 31, 2013 and, therefore, will not be recognized in 2014 unless and until legislation is enacted. The effective tax rate for the nine months ended September 28, 2014 was also higher due to tax reserve adjustments recorded in the quarter ended June 29, 2014.

Future changes in tax law could significantly impact our provision for income taxes, the amount of taxes payable, and our deferred tax asset and liability balances. Recent proposals to lower the U.S. corporate income tax rate would require us to reduce our net deferred tax assets upon enactment of new tax legislation, with a corresponding material, one-time, non-cash increase in income tax expense, but our income tax expense and payments would be materially reduced in subsequent years. Our net deferred tax assets as of September 28, 2014 and December 31, 2013 were $4.1 billion and $3.9 billion, based on a 35% Federal statutory income tax rate, and primarily relate to our postretirement benefit plans. If legislation reducing the Federal statutory income tax rate to 25% had been enacted at September 28, 2014, our net deferred tax assets would have been reduced by $1.2 billion, and we would have recorded a corresponding one-time, non-cash increase in income tax expense of $1.2 billion. This additional expense would be less if the legislation phased in the tax rate reduction or if the final rate was higher than 25%. The amount of net deferred tax assets will change periodically based on several factors, including the measurement of our postretirement benefit plan obligations and actual cash contributions to our postretirement benefit plans.

Net Earnings from Continuing Operations

Net earnings from continuing operations for the quarter and nine months ended September 28, 2014 were $888 million ($2.76 per share) and $2.7 billion ($8.39 per share), compared to $842 million ($2.57 per share) and $2.5 billion ($7.54 per share) for the quarter and nine months ended September 29, 2013. Both net earnings and earnings per share were affected by the factors mentioned above. Earnings per share also benefited from a net decrease of approximately four million common shares outstanding from September 29, 2013 to September 28, 2014 as a result of share repurchases, which were partially offset by share issuances under our stock-based awards and certain defined contribution plans.

Net Earnings from Discontinued Operations

Net earnings from discontinued operations for the quarter and nine months ended September 29, 2013 include a benefit of $31 million resulting from the resolution of certain tax matters related to a business sold prior to 2013.

BUSINESS SEGMENT RESULTS OF OPERATIONS

We operate in five business segments: Aeronautics, IS&GS, MFC, MST, and Space Systems. We organize our business segments based on the nature of the products and services offered.

Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation. Intercompany transactions are generally negotiated under terms and conditions that share many similar characteristics (e.g., contract structures, funding profiles, target cost values, and contract progress reports) with our third-party contracts, primarily with the U.S. Government.

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

Our business segments’ results of operations include pension expense only as calculated under U.S. Government Cost Accounting Standards (CAS), which we refer to as CAS pension cost. We recover CAS pension cost through the pricing of our products and services on U.S. Government contracts and, therefore, the CAS pension cost is recognized in each of our business segments’ net sales and cost of sales. Since our consolidated financial statements must present pension expense calculated in accordance with the FAS requirements under U.S. generally accepted accounting principles (GAAP), which we refer to as FAS pension expense, the FAS/CAS pension adjustment increases or decreases the CAS pension cost recorded in our business segments’ results of operations to equal the FAS pension expense. As a result, to the extent that CAS pension cost exceeds FAS pension expense, which occurred for the quarter and nine months ended September 28, 2014, we have FAS/CAS pension income and, conversely, to the extent FAS pension expense exceeds CAS pension cost, which occurred for the quarter and nine months ended September 29, 2013, we have FAS/CAS pension expense.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net sales
Aeronautics	$3,544	$3,632	$10,785	$10,225
Information Systems & Global Solutions	1,949	2,059	5,800	6,266
Missiles and Fire Control	1,908	2,003	5,666	6,034
Mission Systems and Training	1,679	1,698	5,078	5,298
Space Systems	2,034	1,955	5,741	6,002
Total net sales	$11,114	$11,347	$33,070	$33,825

Operating profit
Aeronautics	$362	$412	$1,208	$1,198
Information Systems & Global Solutions	175	187	524	570
Missiles and Fire Control	335	356	1,038	1,081
Mission Systems and Training	193	216	628	692
Space Systems	281	284	783	790
Total business segment operating profit	1,346	1,455	4,181	4,331
Unallocated, net
FAS/CAS pension adjustment
FAS pension expense (a)	(258)	(487)	(885)	(1,461)
Less: CAS pension cost (b)	342	366	1,140	1,099
FAS/CAS pension income (expense)	84	(121)	255	(362)
Severance charges (c)	—	—	—	(30)
Stock-based compensation	(31)	(38)	(128)	(150)
Other, net	(7)	(42)	(58)	(118)
Total unallocated, net	46	(201)	69	(660)
Total consolidated operating profit	$1,392	$1,254	$4,250	$3,671

(a)	FAS pension expense for the quarter and nine months ended September 28, 2014 was less than in the quarter and nine months ended September 29, 2013 due to higher discount rates used to calculate our qualified defined benefit obligations and net periodic benefit cost. Additionally, the June 2014 plan amendments to certain of our defined benefit pension plans to freeze future retirement benefits reduced FAS pension expense beginning in the quarter ended September 28, 2014 (Note 5, under the caption “Plan Amendments and Re-measurements”).
(b)	CAS pension cost for the quarter ended September 28, 2014 was less than in the quarter ended September 29, 2013 due to the effect of using a higher interest rate required by the HATFA, which was enacted on August 8, 2014. The higher CAS pension cost during the nine months ended September 28, 2014 reflects the impact of phasing in CAS Harmonization, partially offset by the effect of higher interest rates required by the HATFA. The effect of adopting the HATFA reduced our CAS pension cost by $55 million (including $35 million related to the first six months of 2014) in the quarter and nine months ended September 28, 2014. See “Critical Accounting Policies – Postretirement Benefit Plans” for a discussion of HATFA and CAS Harmonization and the impact on our CAS pension cost.
(c)	Severance charges during the nine months ended September 29, 2013 consisted of amounts, net of state tax benefits, associated with the elimination of certain positions at our IS&GS business segment (Note 8, under the caption “Restructuring Charges”). Severance charges for initiatives that are not significant are included in business segment operating profit.

Management evaluates performance on our contracts by focusing on net sales and operating profit, and not by type or amount of operating expense. Consequently, our discussion of business segment performance focuses on net sales and operating profit, consistent with our approach for managing the business. This approach is consistent throughout the life cycle of our contracts, as management assesses the bidding of each contract by focusing on net sales and operating profit, and monitors performance on our contracts in a similar manner through their completion.

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

In addition, comparability of our segment sales, operating profit and operating margins may be impacted by changes in profit booking rates on our contracts accounted for using the percentage-of-completion method of accounting. Increases in the profit booking rates, typically referred to as risk retirements, usually relate to revisions in the estimated total costs that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate resulting in an increase in the estimated total costs to complete and a reduction in the profit booking rate. Increases or decreases in profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Segment operating profit and margins may also be impacted, favorably or unfavorably, by other items. Favorable items may include the positive resolution of contractual matters, cost recoveries on restructuring charges, and insurance recoveries. Unfavorable items may include the adverse resolution of contractual matters; restructuring charges, except for significant severance actions (Note 8, under the caption “Restructuring Charges”) which are excluded from segment operating results; reserves for disputes; and significant asset impairments. Segment operating profit and items such as risk retirements, reductions of profit booking rates or other matters are presented net of state income taxes.

Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, net of state income taxes, increased segment operating profit by approximately $400 million and $1.4 billion for the quarter and nine months ended September 28, 2014 and $510 million and $1.6 billion for the quarter and nine months ended September 29, 2013. The consolidated net adjustments for the nine months ended September 28, 2014 include reserves recorded on certain training and logistics solutions programs at MST and net warranty reserve adjustments for various programs (including JASSM and GMLRS) at MFC as mentioned in the respective business segment’s results of operations. The consolidated net adjustments for the nine months ended September 29, 2013 include significant profit reductions on the F-35 development contract, and the C-5 program for the quarter and nine months ended September 29, 2013, as mentioned in our Aeronautics business segment’s results of operations.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Aeronautics

Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2014	2013	2014	2013
Net sales	$ 3,544	$ 3,632	$ 10,785	$ 10,225
Operating profit	362	412	1,208	1,198
Operating margins	10.2%	11.3%	11.2%	11.7%

Aeronautics’ net sales for the quarter ended September 28, 2014 decreased $88 million, or 2%, compared to the quarter ended September 29, 2013. The decrease was primarily attributable to lower net sales of approximately $225 million for the C-130 program due to fewer deliveries (five aircraft delivered in the quarter ended September 28, 2014 compared to eight delivered in the quarter ended September 29, 2013) and lower sustainment activities; about $80 million for the F-35 development contract due to lower volume; and approximately $30 million for other sustainment activities due to lower volume. The decreases were partially offset by higher net sales of approximately $130 million for F-35 production contracts due to increased volume, partially offset by lower risk retirements; and approximately $115 million for various other programs due to increased volume.

Aeronautics’ operating profit for the quarter ended September 28, 2014 decreased $50 million, or 12%, compared to the quarter ended September 29, 2013. The decrease was primarily attributable to lower operating profit of approximately $50 million for the C-130 program due to lower risk retirements and fewer aircraft deliveries; about $40 million for other sustainment activities due to lower risk retirements and lower volume; and approximately $30 million due to reserves recorded for contractual matters. The decreases were partially offset by higher operating profit of about $35 million for the C-5 program due to the absence in the quarter ended September 28, 2014 of the downward revision in the profit booking rate that occurred in the quarter ended September 29, 2013; and approximately $40 million for various other programs and equity earnings from a joint venture. Operating profit was comparable for the F-35 development contract. Operating profit was comparable for F-35 production contracts due to increased volume offset by lower risk retirements. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $65 million lower for the quarter ended September 28, 2014 compared to the quarter ended September 29, 2013.

Aeronautics’ net sales for the nine months ended September 28, 2014 increased $560 million, or 5%, compared to the nine months ended September 29, 2013. The increase was primarily attributable to higher net sales of approximately $530 million for F-35 production contracts due to increased volume; about $220 million for the C-5 program due to increased aircraft deliveries (six aircraft delivered in the nine months ended September 28, 2014 compared to two delivered in the nine months ended September 29, 2013), partially offset by decreased support and spares activities; and approximately $50 million for the F-16 program due to increased aircraft deliveries (11 aircraft delivered in the nine months ended September 28, 2014 compared to nine delivered in the nine months ended September 29, 2013) and sustainment activities, partially offset by aircraft configuration mix. The increases were partially offset by lower net sales of approximately $240 million for the C-130 program due to fewer deliveries (16 aircraft delivered in the nine months ended September 28, 2014 compared to 19 delivered in the nine months ended September 29, 2013) and decreased sustainment activities, partially offset by delivered aircraft contract mix; and about $50 million for the F-35 development contract due to lower volume, partially offset by the absence of downward revisions to the profit booking rate for the nine months ended September 28, 2014.

Aeronautics’ operating profit for the nine months ended September 28, 2014 was comparable to the nine months ended September 29, 2013. Operating profit increased by approximately $85 million for the F-35 development contract due to the absence in the nine months ended September 28, 2014 of the downward revision in the profit booking rate that occurred in the nine months ended September 29, 2013; about $35 million for the C-5 program due to the absence of downward revisions to the profit booking rate in the nine months ended September 28, 2014; approximately $20 million for F-35 production contracts due to increased volume, partially offset by lower risk retirements; and about $70 million for various other programs and equity earnings from a joint venture. The increases were offset by lower operating profit of about $105 million for the F-16 program due to lower risk retirements; approximately $60 million for other sustainment activities due to lower volume and risk retirements; and about $30 million due to reserves recorded for contractual matters. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $80 million lower for the nine months ended September 28, 2014 compared to the nine months ended September 29, 2013.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

We expect Aeronautics’ net sales to increase in 2014 in the mid-single digit percentage range as compared to 2013, primarily due to an increase in net sales from F-35 production contracts. Operating profit is expected to increase slightly from that in 2013 but to a lesser extent than sales, resulting in a slight decrease in operating margins between the years due to program mix.

Information Systems & Global Solutions

Summary operating results for our IS&GS business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net sales	$ 1,949	$ 2,059	$ 5,800	$ 6,266
Operating profit	175	187	524	570
Operating margins	9.0%	9.1%	9.0%	9.1%

IS&GS’ net sales decreased $110 million, or 5%, for the quarter ended September 28, 2014 and $466 million, or 7%, for the nine months ended September 28, 2014 compared to the quarter and nine months ended September 29, 2013. The decreases in both periods were primarily attributable to lower net sales of approximately $150 million for the quarter ended September 28, 2014 and about $525 million for the nine months ended September 28, 2014 due to the wind-down or completion of certain programs (primarily command and control programs); and about $60 million for the quarter ended September 28, 2014 and approximately $345 million for the nine months ended September 28, 2014 due to a decline in volume for various programs, which reflects lower funding levels and programs impacted by in-theater force reductions. The decreases were partially offset by higher net sales of about $100 million for the quarter ended September 28, 2014 and approximately $400 million for the nine months ended September 28, 2014 due to the start-up of new programs, growth in recently awarded programs and integration of recently acquired companies.

IS&GS’ operating profit for the quarter ended September 28, 2014 decreased $12 million, or 6%, and $46 million, or 8%, for the nine months ended September 28, 2014 compared to the quarter and nine months ended September 29, 2013. The decreases in both periods were primarily attributable to the activities mentioned above for sales. Adjustments not related to volume, including net profit booking rate adjustments, for both the quarter and nine months ended September 28, 2014 were comparable to the quarter and nine months ended September 29, 2013.

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Missiles and Fire Control

Summary operating results for our MFC business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net sales	$ 1,908	$ 2,003	$ 5,666	$ 6,034
Operating profit	335	356	1,038	1,081
Operating margins	17.6%	17.8%	18.3%	17.9%

MFC’s net sales for the quarter ended September 28, 2014 decreased $95 million, or 5%, compared to the quarter ended September 29, 2013. The decrease was primarily attributable to lower net sales of approximately $95 million for various technical services programs due to lower volume reflecting market pressures; and about $70 million for tactical missile programs due to fewer missile and launcher deliveries (including GMLRS). The decreases were partially offset by higher net sales of about $60 million for various programs due to increased volume. Net sales for air and missile defense programs were comparable as increased volume for Terminal High-Altitude Area Defense (THAAD) was offset by fewer deliveries for the Patriot Advanced Capability-3 (PAC-3) program.

MFC’s operating profit for the quarter ended September 28, 2014 decreased $21 million, or 6%, compared to the quarter ended September 29, 2013. The decrease was primarily attributable to lower operating profit of approximately $20 million for various technical services programs due to lower volume and reserves recorded on certain programs. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $15 million lower for the quarter ended September 28, 2014 compared to the quarter ended September 29, 2013.

MFC’s net sales for the nine months ended September 28, 2014 decreased $368 million, or 6%, compared to the nine months ended September 29, 2013. The decrease was primarily attributable to lower net sales of approximately $340 million for various technical services programs due to lower volume reflecting market pressures; and about $225 million for tactical missiles programs due to fewer missile and launcher deliveries. The decreases were partially offset by higher net sales of about $120 million for fire control programs due to increased deliveries (including Apache programs); and approximately $70 million for various other programs due to increased volume. Net sales for air and missile defense programs were comparable as increased volume for THAAD was offset by fewer deliveries for the PAC-3 program.

MFC’s operating profit for the nine months ended September 28, 2014 decreased $43 million, or 4%, compared to the nine months ended September 29, 2013. The decrease was primarily attributable to lower operating profit of approximately $30 million for various technical services programs due to lower volume and reserves recorded on certain programs; and about $45 million for various programs due to lower risk retirements and net warranty reserve adjustments (including JASSM and GMLRS). The decreases were partially offset by higher operating profit of about $20 million for fire control programs due to higher volume and risk retirements (including Apache programs); and approximately $20 million for air and missile defense programs due to higher volume and risk retirements for THAAD. The increase in operating margin was due to the reduction in volume of various technical services programs which have a lower operating margin compared to MFC’s overall operating margin. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $35 million lower for the nine months ended September 28, 2014 compared to the nine months ended September 29, 2013.

We expect MFC’s net sales to decline in 2014 in the low single digit percentage range as compared to 2013, primarily due to a decrease in net sales on technical services programs partially offset by an increase in net sales from missiles and fire control programs. Operating profit is expected to decrease in the mid-single digit percentage range, driven by a reduction in expected risk retirements in 2014. Accordingly, operating profit margin is expected to decline in 2014 from 2013.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Mission Systems and Training

Summary operating results for our MST business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net sales	$ 1,679	$ 1,698	$ 5,078	$ 5,298
Operating profit	193	216	628	692
Operating margins	11.5%	12.7%	12.4%	13.1%

MST’s net sales for the quarter ended September 28, 2014 decreased $19 million, or 1%, compared to the quarter ended September 29, 2013. The decrease was primarily attributable to lower net sales of approximately $30 million for ship and aviation systems programs due to lower volume (primarily the Merlin Capability Sustainment Program). The decrease was partially offset by higher net sales of approximately $25 million for undersea systems programs due to higher volume.

MST’s operating profit for the quarter ended September 28, 2014 decreased $23 million, or 11%, compared to the quarter ended September 29, 2013. The decrease was primarily attributable to lower operating profit of approximately $35 million for integrated warfare systems and sensor programs due to lower risk retirements (primarily radar surveillance programs). Adjustments not related to volume, including net profit booking rate adjustments, were approximately $20 million lower for the quarter ended September 28, 2014 compared to the quarter ended September 29, 2013.

MST’s net sales for the nine months ended September 28, 2014 decreased $220 million, or 4%, compared to the nine months ended September 29, 2013. The decrease was primarily attributable to lower net sales of approximately $80 million for undersea systems programs due to lower volume; about $80 million for integrated warfare systems and sensors programs due to lower volume (primarily electronic warfare, radar surveillance programs and Aegis); and approximately $30 million for the settlements of contract cost matters on certain programs during the nine months ended September 29, 2013 (including a portion of the terminated presidential helicopter program) that were not repeated in 2014.

MST’s operating profit for the nine months ended September 28, 2014 decreased $64 million, or 9%, compared to the nine months ended September 29, 2013. The decrease was primarily attributable to lower operating profit of approximately $75 million due to the settlements of contract cost matters on certain programs in the nine months ended September 29, 2013 (including a portion of the terminated presidential helicopter program) that were not repeated in 2014; and approximately $60 million due to reserves recorded on certain training and logistics solutions programs. The decreases were partially offset by higher operating profit of approximately $40 million for performance matters and reserves recorded in the nine months ended September 29, 2013 that were not repeated in 2014; and about $30 million for ship and aviation systems programs due to increased risk retirements (primarily MH-60). Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $60 million lower for the nine months ended September 28, 2014 compared to the nine months ended September 29, 2013.

We expect MST’s net sales to decrease slightly in 2014 compared to 2013. Operating profit is also expected to decrease in the high single digit percentage range from 2013 primarily due to the absence of favorable contractual resolutions that occurred in 2013 as described above and expected charges, net of recoveries, in 2014 for incremental costs related to the November 2013 restructuring plan described in the “Consolidated Results of Operations” section above, resulting in a decline in operating margins between the years.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Space Systems

Summary operating results for our Space Systems business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net sales	$2,034	$1,955	$5,741	$6,002
Operating profit	281	284	783	790
Operating margins	13.8%	14.5%	13.6%	13.2%

Space Systems’ net sales for the quarter ended September 28, 2014 increased $79 million, or 4%, compared to the quarter ended September 29, 2013. The increase was primarily attributable to higher net sales of approximately $145 million for commercial space transportation programs due to launch-related activities; and about $70 million for the Orion program due to increased volume. The increases were partially offset by lower net sales of approximately $140 million for government satellite programs due to lower volume (primarily AEHF).

Space Systems’ operating profit for the quarter ended September 28, 2014 was comparable to the quarter ended September 29, 2013. Operating profit decreased by approximately $30 million for government satellite programs due to lower volume and risk retirements (primarily AEHF). Operating profit increased by approximately $20 million due to higher equity earnings for joint ventures. Adjustments not related to volume, including net profit booking rate adjustments, were approximately $15 million lower for the quarter ended September 28, 2014 compared to the quarter ended September 29, 2013.

Space Systems’ net sales for the nine months ended September 28, 2014 decreased $261 million, or 4%, compared to the nine months ended September 29, 2013. The decrease was primarily attributable to lower net sales of approximately $400 million for government satellite programs due to lower volume (primarily AEHF, MUOS and GPS-III). The decrease was partially offset by higher net sales of approximately $145 million for commercial space transportation programs due to launch-related activities.

Space Systems’ operating profit for the nine months ended September 28, 2014 was comparable to the nine months ended September 29, 2013. Operating profit decreased by approximately $55 million for government satellite programs due to lower volume and risk retirements (including AEHF). Operating profit increased by approximately $35 million due to higher equity earnings for joint ventures; and about $15 million for various programs (including commercial space transportation programs due to launch-related activities). Adjustments not related to volume, including net profit booking rate adjustments, were approximately $30 million lower for the nine months ended September 28, 2014 compared to the nine months ended September 29, 2013.

Total equity earnings (primarily ULA) recognized by Space Systems represented approximately $90 million, or 32%, and approximately $240 million, or 31%, of this business segment’s operating profit for the quarter and nine months ended September 28, 2014, compared to approximately $70 million, or 25%, and approximately $210 million, or 27%, for the quarter and nine months ended September 29, 2013.

We expect Space Systems’ net sales to remain flat in 2014 compared to 2013. Operating profit is expected to decline in the mid-single digit percentage range in 2014 primarily due to lower earnings on satellite programs, expected charges, net of recoveries, in 2014 for accelerated depreciation expense and incremental costs related to the November 2013 restructuring plan described in the “Consolidated Results of Operations” section above, and lower equity earnings. Operating margins are expected to decline slightly between the years.

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

We have generated strong operating cash flows, which have been the primary source of funding for our operations, capital expenditures, acquisitions, debt service and repayments, dividends, share repurchases, and postretirement benefit plan contributions. We have accessed the capital markets on limited occasions, as needed or when opportunistic. We expect our cash from operations will continue to be sufficient to support our operations and anticipated capital expenditures for the foreseeable future. As mentioned in the “Capital Resources” section below, we have financing resources available to fund potential cash outflows that are less predictable or more discretionary, should they occur. We also have access to credit markets, if needed, for liquidity or general corporate purposes, including, but not limited to, our revolving credit facility or the ability to issue commercial paper, and letters of credit to support customer advance payments and for other trade finance purposes such as guaranteeing our performance on particular contracts.

The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	Nine Months Ended
	September 28, 2014	September 29, 2013
Cash and cash equivalents at beginning of period	$2,617	$1,898
Operating activities
Net earnings	2,710	2,493
Non-cash adjustments	854	884
Changes in working capital	(27)	(568)
Other, net	530	799
Net cash provided by operating activities	4,067	3,608
Net cash used for investing activities	(1,064)	(784)
Net cash used for financing activities	(2,657)	(2,061)
Net change in cash and cash equivalents	346	763
Cash and cash equivalents at end of period	$2,963	$2,661

Operating Activities

Net cash provided by operating activities increased $459 million in the nine months ended September 28, 2014 compared to the nine months ended September 29, 2013. The increase was driven by changes in working capital, lower pension contributions, and improved operating results. The $541 million increase in cash flows related to working capital changes (defined as receivables, net and inventories, net less accounts payable and customer advances and amounts in excess of costs incurred) was primarily attributable to a reduction in payments made to suppliers due to timing. We made $1.0 billion in contributions to our qualified defined benefit pension plans during the nine months ended September 29, 2014 compared to $1.5 billion during the nine months ended September 29, 2013, and we anticipate contributing an incremental $1.0 billion in the fourth quarter of 2014. Partially offsetting the improved cash flows was an increase in net tax payments. We made net tax payments of approximately $1.0 billion and $387 million during the nine months ended September 28, 2014 and September 29, 2013, which are net of $200 million and $550 million in tax refunds primarily attributable to our tax-deductible pension contributions made during the quarters ended December 31, 2013 and 2012.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Investing Activities

The majority of our capital expenditures were for equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for development or purchase of internal-use software. Capital expenditures were $456 million and $491 million for the nine months ended September 28, 2014 and September 29, 2013.

During the nine months ended September 28, 2014, we paid $622 million related to the acquisitions of businesses and investments in affiliates, compared to $266 million during the nine months ended September 29, 2013 (Note 8, under the caption “Acquisitions”).

Financing Activities

We paid $1.7 billion and $1.5 billion to repurchase 10.3 million and 14.5 million shares of our common stock during the nine months ended September 28, 2014 and September 29, 2013. On September 25, 2014, our Board of Directors approved a $2.0 billion increase to our share repurchase program. Inclusive of this increase, the total remaining authorization for future common share repurchases under our program was $3.9 billion as of September 28, 2014. We anticipate at least $2.0 billion of share repurchases in 2015, subject to market conditions and management’s discretion.

Cash received from the issuance of our common stock in connection with employee stock option exercises during the nine months ended September 28, 2014 and September 29, 2013 totaled $278 million and $749 million. Those exercises resulted in the issuance of 3.3 million shares and 9.1 million shares of our common stock during the respective periods.

During the nine months ended September 28, 2014, we paid dividends totaling $1.3 billion, which consisted of our 2014 first, second, and third quarter dividends ($1.33 per share each quarter) and dividend-equivalent cash payments associated with the vesting of the January 2011 restricted stock unit grants. During the quarter ended September 28, 2014, we also declared our 2014 fourth quarter dividend of $1.50 per share, a per share increase of 13% over our 2014 third quarter dividend. During the nine months ended September 29, 2013, we paid dividends totaling $1.1 billion, which consisted of our 2013 first, second, and third quarter dividends ($1.15 per share each quarter).

Also, during the nine months ended September 29, 2013, we repaid $150 million of long-term notes with a fixed interest rate of 7.38% due to their scheduled maturities.

Capital Resources

At September 28, 2014, we held cash and cash equivalents of $3.0 billion. As of September 28, 2014, approximately $500 million of our cash and cash equivalents was held outside of the U.S. by foreign subsidiaries. Although those balances are generally available to fund ordinary business operations without legal or other restrictions, a significant portion is not immediately available to fund U.S. operations unless repatriated. Our intention is to permanently reinvest earnings from our foreign subsidiaries. While we do not intend to do so, if this cash had been repatriated at September 28, 2014, the amount of additional U.S. federal income tax that would be due after considering foreign tax credits would not be significant.

Our outstanding debt, net of unamortized discounts, amounted to $6.2 billion, and mainly is in the form of publicly-issued notes that bear interest at fixed rates. As of September 28, 2014, we were in compliance with all covenants contained in our debt and credit agreements.

In August 2014, we entered into a new $1.5 billion revolving credit facility with a syndicate of banks and concurrently terminated our existing $1.5 billion revolving credit facility which was scheduled to expire in August 2016. We may request and the banks may grant, at their discretion, an increase to the new credit facility up to an additional $500 million. The credit facility also includes a sublimit of up to $300 million available for the issuance of letters of credit. The new credit

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

facility expires in August 2019. There were no borrowings outstanding under the new credit facility through September 28, 2014. We also have agreements in place with financial institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding through September 28, 2014. If we were to issue commercial paper, the borrowings would be supported by the credit facility. We also have an effective shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission to provide for the issuance of an indeterminate amount of debt securities.

Our stockholders’ equity was $4.6 billion at September 28, 2014, a decrease of $344 million from December 31, 2013. The decrease was primarily due to dividends declared of $1.8 billion, the repurchase of 10.3 million shares of our common stock for $1.7 billion, and the re-measurements of the assets and benefit obligations related to substantially all of our defined benefit pension plans of $735 million (Note 5) during the nine months ended September 28, 2014. These decreases were partially offset by net earnings of $2.7 billion, employee stock-based award activity of $648 million, and the recognition of net actuarial losses and amortization of prior service costs related to our postretirement benefit plans of $520 million during the nine months ended September 28, 2014. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.

OTHER MATTERS

Status of the F-35 Program

The F-35 program consists of a development contract and multiple production contracts. The development contract is being performed concurrent with the production contracts. Concurrent performance of development and production contracts is used for complex programs to test aircraft, shorten the time to field systems, and achieve overall cost savings. We expect the development portion of the F-35 program will be substantially complete in 2017, with less significant efforts continuing into 2019. Production of the aircraft is expected to continue for many years given the U.S. Government’s current inventory objective of 2,443 aircraft for the Air Force, Marine Corps, and Navy; commitments from our eight international partners and three international customers; as well as expressions of interest from other countries.

The U.S. Government continues to complete various operational tests, including ship trials, mission system evaluations, and weapons testing, with the F-35 aircraft fleet recently surpassing 22,000 flight hours. Progress continues to be made on the production of aircraft. As of September 28, 2014, we have delivered 95 production aircraft to our domestic and international partners including delivery of the final low-rate initial production contract 5 aircraft, and have 71 production aircraft in backlog, including orders from our international partners.

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Critical Accounting Policies

There have been no significant changes to the critical accounting policies we disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10-K. However, as set forth below, we have updated our disclosures related to our postretirement benefit plans and goodwill to reflect recent activity.

Postretirement Benefit Plans

Plan Amendments and Re-measurements

In June 2014, we amended certain of our qualified and nonqualified defined benefit pension plans for non-union employees to freeze future retirement benefits. The freeze will take effect in two stages. Beginning on January 1, 2016, the pay-based component of the formula used to determine retirement benefits will be frozen so that future pay increases, annual incentive bonuses, or other amounts earned for or related to periods after December 31, 2015 will not be used to calculate retirement benefits. On January 1, 2020, the service-based component of the formula used to determine retirement benefits will also be frozen so that participants will no longer earn further credited service for any period after December 31, 2019. When the freeze is complete, the majority of our salaried employees will have transitioned to an enhanced defined contribution retirement savings plan.

As a result of these plan amendments, we were required to re-measure the assets and benefit obligations for the affected defined benefit pension plans in June 2014. We also elected to re-measure the assets and benefit obligations of substantially all other defined benefit pension plans in June 2014 to align the measurement date across substantially all of our defined benefit pension plans. These re-measurements also incorporated updated actuarial assumptions (described below), including new longevity assumptions (also described below).

As a result of the re-measurements, in June 2014 we recorded a net increase of $1.1 billion to our qualified defined benefit pension obligations and a net increase of $79 million to our nonqualified defined benefit pension obligations, which combined resulted in a corresponding increase of $735 million to other comprehensive loss, net of $402 million of tax benefits. We expect our 2014 FAS pension expense will be about $1.2 billion. See Note 5 for additional information regarding the plan amendments and re-measurements.

When calculating our benefit obligations related to our defined benefit pension plans in June 2014, we utilized a discount rate of 4.25% compared to 4.75% at December 31, 2013. We evaluated several data points in determining an appropriate discount rate, including results from cash flow models, quoted rates from long-term bond indices, and changes in long-term bond rates over the past year. As part of our evaluation, we calculated the approximate average yields on corporate bonds rated AA or better selected to match our projected postretirement benefit plan cash flows.

Longevity assumptions are used to estimate the life expectancy of plan participants during which they are expected to receive benefit payments. Recent actuarial studies indicate life expectancies are longer and would have the resultant effect of increasing the total expected benefit payments to plan participants. Our re-measurements reflected the use of new longevity assumptions.

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Funding Considerations

During the quarter and nine months ended September 28, 2014, we made contributions of $485 million and $1.0 billion to our qualified defined benefit pension plans, and we anticipate contributing an incremental $1.0 billion in the fourth quarter of 2014. Funding of our defined benefit pension plans is determined in a manner consistent with CAS and in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006 (PPA). In July 2012, the U.S. Government passed the Moving Ahead for Progress in the 21st Century Act of 2012 (MAP-21), which included a provision that changed the methodology for calculating the interest rate assumption used in determining the minimum funding requirements under the PPA. As a result of MAP-21 there was an increase in the interest rate assumption, which in turn lowered the minimum funding requirements. The impact of MAP-21 decreased each year and was scheduled to phase out by 2016. On August 8, 2014, the HATFA was enacted, which extends the methodology put in place by MAP-21 to calculate the interest rate assumption so that the impact will begin to decrease in 2018 and phase out by 2021. Accordingly, the HATFA has the effect of lowering our minimum funding requirements during the affected periods from what they otherwise would have been had the MAP-21 methodology not been extended.

Contributions to our defined benefit pension plans are recovered over time through the pricing of our products and services on U.S. Government contracts, including FMS, and are recognized in our cost of sales and net sales. CAS govern the extent to which our pension costs are allocable to and recoverable under contracts with the U.S. Government, including FMS. The enactment of the HATFA also increased the interest rate assumption used to determine our CAS pension costs, which has the effect of lowering the recovery of pension contributions during the affected periods as it decreases our CAS pension costs. In the quarter ended September 28, 2014, we adjusted our 2014 CAS pension cost to reflect the higher interest rate provisions of the HATFA retroactive to the beginning of 2014. As a result, we expect to reduce our 2014 CAS pension cost by $70 million, of which $55 million (including $35 million related to the first six months of 2014) was recognized during the quarter ended September 28, 2014. We now expect our total CAS pension cost to be approximately $1.5 billion and FAS/CAS income to be $375 million in 2014, inclusive of the effects of the HATFA. The HATFA and MAP-21 legislation does not impact our FAS pension expense.

Pension cost recoveries under CAS occur in different periods from when pension contributions are made under the PPA. Amounts contributed in excess of the CAS pension costs recovered under U.S. Government contracts are considered to be prepayment credits under the CAS rules. As of September 28, 2014, our prepayment credits were approximately $10.0 billion, inclusive of the impacts of HATFA, as compared to $9.6 billion at December 31, 2013. The prepayment balance will increase or decrease based on our actual investment return on plan assets. Our CAS prepayment credits were not impacted by the re-measurements of the assets and benefit obligations of substantially all of our defined benefit pension plans in June 2014.

Trends

We expect 2015 FAS/CAS pension income of approximately $650 million assuming a 4.25% discount rate at the end of 2014, the same rate used for the re-measurement of our defined benefit pension obligations in June 2014, an 8.00% actual return on plan assets in 2014 and incremental pension contributions of $1.0 billion anticipated in the fourth quarter of 2014, among other assumptions. A change of plus or minus 25 basis points to the assumed discount rate, with all other assumptions held constant, would result in an incremental increase or decrease of approximately $120 million to the estimated 2015 FAS/CAS pension income. With these same assumptions, FAS/CAS pension income is expected to increase sequentially at an approximate 50% rate annually through 2017.

We do not expect to make contributions to our qualified defined benefit pension plans in 2015 through 2017. However, we anticipate recovering approximately $1.6 billion of CAS pension cost in 2015 and our CAS recoveries in 2016 and 2017 to be sequentially higher than in 2015 as we begin to recover the $10.0 billion of prepayment credits at September 28, 2014 under the CAS rules.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Accounting for postretirement benefit plans under GAAP requires that the amounts we record are computed using actuarial valuations. These valuations include many assumptions, including those we make regarding financial markets and other economic conditions. Changes in those annual assumptions can impact our total stockholders’ equity at any given year-end, and the amount of expense we record for our postretirement benefits plans in the following year. We will finalize the postretirement benefit plan assumptions and determine the 2014 actual return on plan assets on December 31, 2014. The final assumptions for 2014 may differ materially from those discussed above, as well as the actual investment returns on plan assets for 2014.

Goodwill

We continue to experience uncertainty in our business environment due to significant fiscal and economic challenges facing the U.S. Government, our primary customer, as well as market pressures. While initiatives such as the Bipartisan Budget Act of 2013 provide a more measured and strategic approach to addressing the U.S. Government’s fiscal challenges, budget reductions, including sequestration, remain a long-term concern as the act retained sequestration cuts for GFYs 2016 through 2021 and the across-the-board spending reduction methodology provided for in the Budget Control Act of 2011. Generally, our businesses with smaller, short-term contracts are the most susceptible to the impacts of budget reductions, such as our Civil reporting unit within our IS&GS business segment and Technical Services (TS) reporting unit within our MFC business segment. These reporting units have also been adversely impacted by increased market pressures including lower in-theater support as troop levels are drawn down and increased re-competition coupled with the fragmentation of large contracts into multiple smaller contracts that are awarded primarily on the basis of price.

The carrying values of our Civil and TS reporting units included goodwill of $1.9 billion and $270 million as of September 28, 2014. Currently, we estimate that the fair values of our Civil and TS reporting units exceed their carrying values by margins of approximately 15%. Budget reductions, contract cancellations and terminations, or market pressures could cause our sales, earnings, and cash flows to further decline below our current projections. Similarly, changes in market factors utilized in the impairment analysis, including long-term growth rates, discount rates, and relevant comparable public company earnings multiples and transaction multiples, could negatively impact the fair value of our reporting units. Based on our current assessment of these circumstances we have determined that our Civil and TS reporting units are at risk of a future goodwill impairment should there be further deterioration of projected cash flows, negative changes in market factors, or a significant increase in the carrying value of these reporting units.

Impairment assessments inherently involve management judgments regarding a number of assumptions described above. Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of our recorded goodwill, differences in assumptions could have a material effect on the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. We will complete our 2014 annual impairment test of goodwill in the fourth quarter and our risk and impairment conclusions may change.

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

ITEM 4. Controls and Procedures.

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 28, 2014. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of September 28, 2014.

There were no changes in our internal control over financial reporting during the quarter ended September 28, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements

This Form 10-Q contains statements that, to the extent they are not recitations of historical fact, constitute forward-looking statements within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “scheduled,” “forecast,” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results may differ materially due to factors such as:

—	the availability of funding for our products and services both domestically and internationally due to general economic conditions, performance, cost, or other factors;
—	our dependence on U.S. Government contracts (e.g., the F-35 program);
—	changes in domestic and international customer priorities and requirements (including declining budgets resulting from general economic conditions; affordability initiatives; the potential for deferral or termination of awards; the implementation of automatic sequestration under the Budget Control Act of 2011 or Congressional actions intended to replace sequestration; U.S. Government operations under a continuing resolution; or any future shutdown of U.S. Government operations) and the success of our strategy to mitigate some of these risks by focusing on expanding into adjacent markets close to our core capabilities and growing international sales;
—	lower demand for our services due to improved product field performance requiring less service support; lower in-theater support as troop levels are drawn down; and increased re-competition coupled with the fragmentation of large contracts into multiple smaller contracts that are awarded primarily on the basis of price;
—	the accuracy of our estimates and assumptions including those as to schedule, cost, technical and performance issues under our contracts, cash flow, actual returns (or losses) on pension plan assets, movements in interest rates, and other changes that may affect pension plan assumptions;
—	the ability to implement, pace, and effect capitalization changes such as share repurchase activity and accelerated pension funding, and the effect of stock option exercises or debt levels;
—	difficulties in developing and producing operationally advanced technology systems, cyber security or other security threats, information technology failures, natural disasters, public health crises or other disruptions;
—	the timing and customer acceptance of product deliveries;
—	materials availability and the performance of key suppliers, teammates, venture partners, subcontractors, and customers;
—	charges from any future impairment reviews that may result in the recognition of losses and a reduction in the book value of goodwill or other long-term assets;

Lockheed Martin Corporation

—	the future effect of legislation, rulemaking, and changes in accounting, tax, defense procurement, changes in policy, interpretations, or challenges to the allowability and recovery of costs incurred under government cost accounting standards, export policy, changes in contracting policy and contract mix;
—	the future impact of acquisitions or divestitures, ventures, teaming arrangements, or internal reorganizations;
—	compliance with laws and regulations, the outcome of legal proceedings and other contingencies (including lawsuits, government investigations or audits, and the cost of completing environmental remediation efforts), and U.S. Government identification of deficiencies in our business systems;
—	the competitive environment for our products and services, export policies, and potential for delays in procurement due to bid protests;
—	our efforts to increase the efficiency of our operations and improve the affordability of our products and services including difficulties associated with moving or consolidating operations; providing for the orderly transition of management; attracting and retaining key personnel or the transfer of critical knowledge to the extent we lose key personnel through wage competition, normal attrition (including retirement), and specific actions such as workforce reductions; and supply chain management; and
—	economic, business, and political conditions domestically and internationally (including potential impacts resulting from the continuing tension between the international community and Russia over Ukraine) and our increased reliance on securing international and adjacent business.

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

Lockheed Martin Corporation

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the quarter ended September 28, 2014.

The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended September 28, 2014.

Period (a)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Amount Available for Future Share Repurchases Under the Plans or Programs (b)

					(in millions)
June 30, 2014 – July 27, 2014	158,660		$162.13	158,398	$2,316
July 28, 2014 – August 31, 2014	1,620,581		$170.37	1,613,714	$2,041
September 1, 2014 – September 28, 2014	842,524		$175.57	827,717	$3,895

Total	2,621,765	(c)	$171.54	2,599,829	$3,895

(a)	We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, June 30, 2014 was the first day of our July 2014 fiscal month.
(b)	On October 25, 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. On September 25, 2014, our Board of Directors authorized a $2.0 billion increase to the program. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. We may also make purchases under the program pursuant to a Rule 10b5-1 plan. The program does not have an expiration date.
(c)	During the quarter ended September 28, 2014, the total number of shares purchased included 21,936 shares that were transferred to us by employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the program.

ITEM 6.  Exhibits.

Exhibit No.	Description

10.1	Five-Year Credit Agreement dated as of August 14, 2014, among Lockheed Martin Corporation, the lenders listed therein, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on August 15, 2014)

10.2	Amendment dated July 18, 2014 to Lockheed Martin Corporation Executive Severance Plan

15	Acknowledgment of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Marillyn A. Hewson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Bruce L. Tanner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Marillyn A. Hewson and Bruce L. Tanner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

Lockheed Martin Corporation

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Lockheed Martin Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation (Registrant)

Date: October 23, 2014	By:	/s/ Brian P. Colan
Brian P. Colan
Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)