Form 10-K
period 2014-12-31
LOCKHEED MARTIN CORP
filed 2015-02-09
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the last sales price of such stock, as of the last business day of the registrant’s most recently completed second fiscal quarter, which was June 27, 2014, was approximately $51.3 billion.

There were 315,583,849 shares of our common stock, $1 par value per share, outstanding as of January 23, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Lockheed Martin Corporation’s 2015 Definitive Proxy Statement are incorporated by reference into Part III of this Form 10-K.

Lockheed Martin Corporation

Form 10-K

For the Year Ended December 31, 2014

PART I

ITEM 1.	Business.

General

We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics and information services. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. In 2014, 79% of our $45.6 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 59% from the Department of Defense (DoD)), 20% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government) and 1% were from U.S. commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security and information technology, including cyber security.

We operate in an environment characterized by both increasing complexity in global security and continuing economic pressures in the U.S. and globally. A significant component of our strategy in this environment is to focus on program execution, improving the quality and predictability of the delivery of our products and services, and placing security capability quickly into the hands of our U.S. and international customers at affordable prices. Recognizing that our customers are resource constrained, we are endeavoring to develop and extend our portfolio domestically in a disciplined manner with a focus on adjacent markets close to our core capabilities, as well as growing our international sales. We continue to focus on affordability initiatives. We also expect to continue to invest in technologies to fulfill new mission requirements for our customers, and invest in our people so that we have the technical skills necessary to succeed without limiting our ability to return cash to our investors in the form of dividends and share repurchases.

We operate in five business segments: Aeronautics, Information Systems & Global Solutions (IS&GS), Missiles and Fire Control (MFC), Mission Systems and Training (MST) and Space Systems. We organize our business segments based on the nature of the products and services offered.

Aeronautics

In 2014, our Aeronautics business segment generated net sales of $14.9 billion, which represented 32% of our total consolidated net sales. Aeronautics’ customers include the military services and various other government agencies of the U.S. and other countries. In 2014, U.S. Government customers accounted for 72% and international customers accounted for 28% of Aeronautics’ net sales. Net sales from Aeronautics’ combat aircraft products and services represented 23% of our total consolidated net sales in 2014 and 21% of our total consolidated net sales in each of 2013 and 2012.

Aeronautics is engaged in the research, design, development, manufacture, integration, sustainment, support and upgrade of advanced military aircraft, including combat and air mobility aircraft, unmanned air vehicles and related technologies. Aeronautics’ major programs include:

•	F-35 Lightning II Joint Strike Fighter – international multi-role, multi-variant, fifth generation stealth fighter;
•	C-130 Hercules – international tactical airlifter;
•	F-16 Fighting Falcon – low-cost, combat-proven, international multi-role fighter;
•	F-22 Raptor – air dominance and multi-mission fifth generation stealth fighter; and
•	C-5M Super Galaxy – strategic airlifter.

The F-35 program is our largest, generating 17% of our total consolidated net sales, as well as 52% of Aeronautics’ net sales in 2014. The F-35 program consists of a development contract and multiple production and sustainment activities. The development contract is being performed concurrently with the production contracts. Concurrent performance of development and production contracts is used for complex programs to test aircraft, shorten the time to field systems and achieve overall cost savings. We expect the development portion of the F-35 program will be substantially complete in 2017, with less significant efforts continuing into 2019. Production of the aircraft is expected to continue for many years given the U.S. Government’s current inventory objective of 2,443 aircraft for the Air Force, Marine Corps and Navy; commitments from our eight international partners and three international customers; as well as expressions of interest from other countries. During 2014, we delivered 36 aircraft to our U.S. and international partners, resulting in total deliveries of 109 production aircraft as of December 31, 2014. We have 100 production aircraft in backlog as of December 31, 2014, including orders from our international partners. For additional information on the F-35 program, see “Status of the F-35 Program” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Aeronautics produces and provides support and sustainment services for the C-130J Super Hercules, as well as upgrades and support services for the legacy C-130 Hercules worldwide fleet. We delivered 24 C-130J aircraft in 2014, including 11 to international customers, and our backlog extends into 2016. We currently have advanced funding from the U.S. Government for additional C-130J aircraft not currently in backlog.

Aeronautics currently produces F-16 aircraft for international customers. Aeronautics also provides service-life extension, modernization and other upgrade programs for our customers’ F-16 aircraft. We delivered 17 F-16 aircraft in 2014, and our backlog extends into 2017.

While production and deliveries of F-22 aircraft were completed in 2012, Aeronautics continues to provide modernization and sustainment activities for the U.S. Air Force’s F-22 aircraft fleet. The modernization program comprises upgrading existing systems requirements, developing new systems requirements, adding capabilities and enhancing the performance of the weapon systems. The sustainment program consists of sustaining the weapon systems of the F-22 fleet, providing training systems, customer support, integrated support planning, supply chain management, aircraft modifications and heavy maintenance, systems engineering and support products.

Aeronautics provides sustainment services for the existing U.S. Air Force C-5 Galaxy fleet and modernization activities to convert 49 C-5 Galaxy aircraft to the C-5M Super Galaxy configuration. These modernization activities include the installation of new engines, landing gear and systems and other improvements that enable a shorter takeoff, a higher climb rate, an increased cargo load and longer flight range. As of December 31, 2014, we had delivered 20 C-5M aircraft under these modernization activities, including seven C-5M aircraft delivered in 2014.

In addition to the above aircraft programs, Aeronautics is involved in advanced development programs incorporating innovative design and rapid prototype applications. Our Advanced Development Programs (ADP) organization, also known as Skunk Works®, is focused on future systems, including unmanned aerial systems and next generation capabilities for advanced strike, intelligence, surveillance, reconnaissance, situational awareness and air mobility. We continue to explore technology advancement and insertion in our existing aircraft. We also are involved in numerous network-enabled activities that allow separate systems to work together to increase effectiveness and we continue to invest in new technologies to maintain and enhance competitiveness in military aircraft design, development and production.

Information Systems & Global Solutions

In 2014, our IS&GS business segment generated net sales of $7.8 billion, which represented 17% of our total consolidated net sales. IS&GS’ customers include the various government agencies of the U.S. and other countries, military services, as well as commercial and other customers. In 2014, U.S. Government customers accounted for 89%, international customers accounted for 8% and U.S. commercial and other customers accounted for 3% of IS&GS’ net sales. IS&GS has been impacted by the continued downturn in certain federal agencies’ information technology budgets and increased re-competition on existing contracts coupled with the fragmentation of large contracts into multiple smaller contracts that are awarded primarily on the basis of price.

IS&GS provides advanced technology systems and expertise, integrated information technology solutions and management services across a broad spectrum of applications for civil, defense, intelligence and other government customers. In addition, IS&GS supports the needs of customers in data analytics, cyber security, air traffic management and energy demand management. IS&GS provides network-enabled situational awareness, delivers communications and command and control capability through complex mission solutions for defense applications, and integrates complex global systems to help our customers gather, analyze and securely distribute critical intelligence data. Also, IS&GS is responsible for various classified systems and services in support of vital national security systems. While IS&GS has a portfolio of many smaller contracts as compared to our other business segments, this business segment’s major programs include:

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
•

The National Science Foundation Antarctic Support program, which manages sites and equipment to enable universities, research institutions and federal agencies to conduct scientific research in the Antarctic.

Missiles and Fire Control

In 2014, our MFC business segment generated net sales of $7.7 billion, which represented 17% of our total consolidated net sales. MFC’s customers include the military services, principally the U.S. Army, and various government agencies of the U.S. and other countries, as well as commercial and other customers. In 2014, U.S. Government customers accounted for 68% and international customers accounted for 32% of MFC’s net sales.

MFC provides air and missile defense systems; tactical missiles and air-to-ground precision strike weapon systems; logistics and other technical services; fire control systems; mission operations support, readiness, engineering support and integration services; and manned and unmanned ground vehicles. MFC’s major programs include:

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

•

The Multiple Launch Rocket System (MLRS), Hellfire, Joint Air-to-Surface Standoff Missile (JASSM) and Javelin tactical missile programs. MLRS is a highly mobile, automatic system that fires surface-to-surface rockets and missiles from the M270 and High Mobility Artillery Rocket System platforms produced for the U.S. Army and international customers. Hellfire is an air-to-ground missile used on rotary and fixed-wing aircraft, which is produced for the U.S. Army, Navy, Marine Corps and international customers. JASSM is an air-to-ground missile launched from fixed-wing aircraft, which is produced for the U.S. Air Force and international customers. Javelin is a shoulder-fired anti-armor rocket system, which is produced for the U.S. Army, Marine Corps and international customers.

•

The Apache, Sniper® and Low Altitude Navigation and Targeting Infrared for Night (LANTIRN®) fire control systems programs. The Apache fire control system provides weapons targeting capability for the Apache helicopter for the U.S. Army and international customers. Sniper® is a targeting system for several fixed-wing aircraft and LANTIRN® is a combined navigation and targeting system for several fixed-wing aircraft. Both Sniper® and LANTIRN® are produced for the U.S. Air Force and international customers.

•

MFC’s Technical Services business provides a comprehensive portfolio of technical and sustainment services to enhance our customers’ mission success, with core markets in engineering services; global aviation solutions; command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) product support; counter threat services; and education and sustainment services. MFC technical services has been impacted by market pressures such as lower in-theater support as troop levels are drawn down and increased re-competition on existing contracts that are awarded primarily on the basis of price.

•	The Special Operations Forces Contractor Logistics Support Services program, which provides logistics support services to the special operations forces of the U.S. military.

Mission Systems and Training

In 2014, our MST business segment generated net sales of $7.1 billion, which represented 16% of our total consolidated net sales. MST’s customers include the military services, principally the U.S. Navy, and various government agencies of the U.S. and other countries, as well as commercial and other customers. In 2014, U.S. Government customers accounted for 75%, international customers accounted for 24% and U.S. commercial and other customers accounted for 1% of MST’s net sales.

MST provides ship and submarine mission and combat systems; mission systems and sensors for rotary and fixed-wing aircraft; sea and land-based missile defense systems; radar systems; the Littoral Combat Ship (LCS); simulation and training services; and unmanned systems and technologies. MST’s major programs include:

•	The Aegis Combat System serves as a fleet ballistic missile defense system for the U.S. Navy and international customers and is also a sea and land-based element of the U.S. missile defense system.
•	The LCS, a surface combatant ship for the U.S. Navy designed to operate in shallow waters and the open ocean.

•	MH-60 maritime helicopter mission systems and sensors, including the digital cockpit and weapons, for the U.S. Navy and international customers.
•	The TPQ-53 Radar System, a sensor that quickly locates and neutralizes mortar and rocket threats, produced for the U.S. Army and international customers.
•	The Advanced Hawkeye Radar System, an airborne early warning radar, which MST provides for the E2-C/E2-D aircraft produced for the U.S. Navy and international customers.
•

The Space Fence system, an advanced ground-based radar system for the U.S. Air Force designed to enhance the way objects are tracked in space and increase the ability to prevent space-based collisions.

Space Systems

In 2014, our Space Systems business segment generated net sales of $8.1 billion, which represented 18% of our total consolidated net sales. Space Systems’ customers include various government agencies of the U.S. and commercial customers. In 2014, U.S. Government customers accounted for 97%, international customers accounted for 1% and U.S. commercial and other customers accounted for 2% of Space Systems’ net sales. Net sales from Space Systems’ satellite products and services represented 12% of our total consolidated net sales in each of 2014, 2013 and 2012.

Space Systems is engaged in the research and development, design, engineering and production of satellites, strategic and defensive missile systems and space transportation systems. Space Systems is also responsible for various classified systems and services in support of vital national security systems. Space Systems’ major programs include:

•	The Space Based Infrared System (SBIRS), which provides the U.S. Air Force with enhanced worldwide missile launch detection and tracking capabilities.
•	The Advanced Extremely High Frequency (AEHF) system, the next generation of highly secure communications satellites for the U.S. Air Force.
•	Global Positioning System (GPS) III, a program to modernize the GPS satellite system for the U.S. Air Force.
•	The Geostationary Operational Environmental Satellite R-Series (GOES-R), which is the National Oceanic and Atmospheric Association’s next generation of meteorological satellites.
•	The Mobile User Objective System (MUOS), a next-generation narrow-band satellite communication system for the U.S. Navy.
•	The Trident II D5 Fleet Ballistic Missile, a program with the U.S. Navy for the only submarine-launched intercontinental ballistic missile currently in production in the U.S.
•

The Orion Multi-Purpose Crew Vehicle (Orion), a spacecraft for the National Aeronautics and Space Administration (NASA) utilizing new technology for human exploration missions beyond low earth orbit. On December 5, 2014, Orion successfully completed its first unmanned test flight.

Operating profit for our Space Systems business segment includes our share of earnings for our 50% ownership interest in United Launch Alliance (ULA).

Financial and Other Business Segment Information

For additional information regarding our business segments, including comparative segment net sales, operating profit and related financial information for 2014, 2013 and 2012, see “Business Segment Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 3 – Information on Business Segments” of our consolidated financial statements.

Competition

Our broad portfolio of products and services competes both domestically and internationally against the products and services of other large aerospace, defense and information technology companies, as well as numerous smaller competitors, particularly in certain of our services businesses. We often form teams with our competitors in efforts to provide our customers with the best mix of capabilities to address specific requirements. In some areas of our business, customer requirements are changing to encourage expanded competition, such as information technology contracts where there may be a wide range of small to large contractors bidding on procurements. Additionally, information technology procurements are increasingly focusing on price over other factors of competition. Principal factors of competition include the value of our products and services to the customer; technical and management capability; the ability to develop and implement complex, integrated system architectures; total cost of ownership; our demonstrated ability to execute and perform against contract requirements; and our ability to provide timely solutions.

The competition for international sales is generally subject to U.S. Government stipulations (e.g., export restrictions, market access, technology transfer, industrial cooperation and contracting practices). We may compete against U.S. and non-U.S. companies (or teams) for contract awards by international governments. International competitions also may be subject to different laws or contracting practices of international governments that may affect how we structure our bid for the procurement. In many international procurements, the purchasing government’s relationship with the U.S. and its industrial cooperation programs are also important factors in determining the outcome of a competition. It is common for international customers to require contractors to comply with their industrial cooperation regulations, sometimes referred to as offset requirements, and we have entered into foreign offset agreements as part of securing some international business. For more information concerning offset agreements, see “Contractual Commitments and Off-Balance Sheet Arrangements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Patents

We routinely apply for and own a substantial number of U.S. and international patents related to the products and services we provide. In addition to owning a large portfolio of intellectual property, we also license intellectual property to and from third parties. The U.S. Government has licenses in our patents that are developed in performance of government contracts and it may use or authorize others to use the inventions covered by our patents for government purposes. Unpatented research, development and engineering skills also make an important contribution to our business. Although our intellectual property rights in the aggregate are important to the operation of our business, we do not believe that any existing patent, license or other intellectual property right is of such importance that its loss or termination would have a material adverse effect on our business taken as a whole.

Raw Materials and Seasonality

Certain of our products require relatively scarce raw materials. Historically, we have been successful in obtaining the raw materials and other supplies needed in our manufacturing processes. We seek to manage raw materials supply risk through long-term contracts and by maintaining a stock of key materials in inventory.

Aluminum and titanium are important raw materials used in certain of our Aeronautics and Space Systems programs. Long-term agreements have helped enable a continued supply of aluminum and titanium. Carbon fiber is an important ingredient in composite materials used in our Aeronautics programs, such as the F-35 aircraft. Aluminum lithium, which we use for F-16 aircraft structural components, is currently only available from limited sources. We have been advised by some suppliers that pricing and the timing of availability of materials in some commodities markets can fluctuate widely. These fluctuations may negatively affect the price and availability of certain materials. While we do not anticipate material problems regarding the supply of our raw materials and believe that we have taken appropriate measures to mitigate these variations, if key materials become unavailable or if pricing fluctuates widely in the future, it could result in delay of one or more of our programs, increased costs or reduced operating profits.

No material portion of our business is considered to be seasonal. Various factors can affect the distribution of our sales between accounting periods, including the timing of government awards, the availability of government funding, product deliveries and customer acceptance.

Government Contracts and Regulations

Our business is heavily regulated. We contract with numerous U.S. Government agencies and entities, including all branches of the U.S. military, the departments of Defense, Homeland Security, Justice, Commerce, Health and Human Services, Transportation and Energy, the U.S. Postal Service, the Social Security Administration, the Federal Aviation Administration, NASA, the U.S. Environmental Protection Agency and Veterans Affairs. Similar government authorities exist in other countries and regulate our international efforts.

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

•

require specific security controls to protect DoD controlled unclassified technical information and restrict the use and dissemination of information classified for national security purposes and the export of certain products, services and technical data; and

•

require the review and approval of contractor business systems, defined in the regulations as: (i) Accounting System; (ii) Estimating System; (iii) Earned Value Management System, for managing cost and schedule performance on certain complex programs; (iv) Purchasing System; (v) Material Management and Accounting System, for planning, controlling and accounting for the acquisition, use, issuing and disposition of material; and (vi) Property Management System.

The U.S. Government may terminate any of our government contracts and subcontracts either at its convenience or for default based on our performance. If a contract is terminated for convenience, we generally are protected by provisions covering reimbursement for costs incurred on the contract and profit on those costs. If a contract is terminated for default, we generally are entitled to payments for our work that has been accepted by the U.S. Government; however, the U.S. Government could make claims to reduce the contract value or recover its procurement costs and could assess other special penalties. For more information regarding the U.S. Government’s right to terminate our contracts, see Item 1A – Risk Factors. For more information regarding government contracting laws and regulations, see Item 1A – Risk Factors as well as “Critical Accounting Policies – Contract Accounting / Sales Recognition” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A portion of our business is classified by the U.S. Government and cannot be specifically described. The operating results of these classified contracts are included in our consolidated financial statements. The business risks associated with classified contracts historically have not differed materially from those of our other U.S. Government contracts. Our internal controls addressing the financial reporting of classified contracts are consistent with our internal controls for our non-classified contracts.

Our operations are subject to and affected by various federal, state, local and foreign environmental protection laws and regulations regarding the discharge of materials into the environment or otherwise regulating the protection of the environment. While the extent of our financial exposure cannot in all cases be reasonably estimated, the costs of environmental compliance have not had, and we do not expect that these costs will have, a material adverse effect on our earnings, financial position and cash flow, primarily because most of our environmental costs are allowable in establishing the price of our products and services under our contracts with the U.S. Government. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or cleanup to the extent probable and estimable, see “Critical Accounting Policies – Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 12 – Legal Proceedings, Commitments and Contingencies” of our consolidated financial statements. See also the discussion of environmental matters within Section 1A – Risk Factors.

Backlog

At December 31, 2014, our backlog was $80.5 billion compared with $82.6 billion at December 31, 2013. Backlog is converted into sales in future periods as work is performed or deliveries are made. Approximately $32.2 billion, or 40%, of our backlog at December 31, 2014 is expected to be converted into sales in 2015.

Our backlog includes both funded (firm orders for our products and services for which funding has been both authorized and appropriated by the customer – Congress, in the case of U.S. Government agencies) and unfunded (firm orders for which funding has not been appropriated) amounts. We do not include unexercised options or potential orders under indefinite-delivery, indefinite-quantity agreements in our backlog. If any of our contracts with firm orders were to be terminated, our backlog would be reduced by the expected value of the unfilled orders of such contracts. Funded backlog was $56.5 billion at December 31, 2014, as compared to $55.0 billion at December 31, 2013. For backlog related to each of our business segments, see “Business Segment Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Research and Development

We conduct research and development activities under customer-sponsored contracts and with our own independent research and development funds. Our independent research and development costs include basic research, applied research, development, systems and other concept formulation studies. Generally, these costs are allocated among all contracts and programs in progress under U.S. Government contractual arrangements. Costs we incur under customer-sponsored research and development programs pursuant to contracts are included in net sales and cost of sales. Under certain arrangements in which a customer shares in product development costs, our portion of the unreimbursed costs is expensed as incurred in cost of sales. Independent research and development costs charged to cost of sales were $751 million in 2014, $697 million in 2013 and $616 million in 2012. See “Research and development and similar costs” in “Note 1 – Significant Accounting Policies” of our consolidated financial statements.

Employees

At December 31, 2014, we had approximately 112,000 employees, about 95% of whom were located in the U.S. Approximately 15% of our employees are covered by collective bargaining agreements with various unions. A number of our existing collective bargaining agreements expire in any given year. Historically, we have been successful in negotiating renewals to expiring agreements without any material disruption of operating activities. Management considers employee relations to be good.

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

Throughout this Form 10-K, we incorporate by reference information from parts of other documents filed with the U.S. Securities and Exchange Commission (SEC). The SEC allows us to disclose important information by referring to it in this manner and you should review that information.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements for our annual stockholders’ meetings and amendments to those reports are available free of charge on our website, www.lockheedmartin.com/investor, as soon as reasonably practical after we electronically file the material with, or furnish it to the SEC. In addition, copies of our annual report will be made available, free of charge, upon written request. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Lockheed Martin Corporation.

Forward-Looking Statements

This Form 10-K contains statements that, to the extent they are not recitations of historical fact, constitute forward-looking statements within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “scheduled,” “forecast” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties.

Statements and assumptions with respect to future sales, income and cash flows, program performance, the outcome of litigation, anticipated pension cost and funding, environmental remediation cost estimates and planned acquisitions or dispositions of assets or the anticipated consequences are examples of forward-looking statements. Numerous factors, including potentially the risk factors described in the following section, could affect our forward-looking statements and actual performance.

Our actual financial results likely will be different from those projected due to the inherent nature of projections. Given these uncertainties, forward-looking statements should not be relied on in making investment decisions. The forward-looking statements contained in this Form 10-K speak only as of the date of its filing. Except where required by applicable law, we expressly disclaim a duty to provide updates to forward-looking statements after the date of this Form 10-K to reflect subsequent events, changed circumstances, changes in expectations, or the estimates and assumptions associated with them. The forward-looking statements in this Form 10-K are intended to be subject to the safe harbor protection provided by the federal securities laws.

ITEM 1A.	Risk Factors.

An investment in our common stock or debt securities involves risks and uncertainties. We seek to identify, manage and mitigate risks to our business, but risk and uncertainty cannot be eliminated or necessarily predicted. You should carefully consider the following factors, in addition to the other information contained in this Annual Report on Form 10-K, before deciding to purchase our common stock or debt securities.

We depend heavily on contracts with the U.S. Government.

We derived 79% of our consolidated net sales from the U.S. Government in 2014, including 59% from the Department of Defense. We expect to continue to derive most of our sales from work performed under U.S. Government contracts. Those contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal-year basis even though contract performance may extend over many years. Consequently, contracts are often partially funded initially and additional funds are committed only as Congress makes further appropriations. If we incur costs in excess of funds obligated on a contract, we may be at risk for reimbursement of those costs unless and until additional funds are obligated to the contract.

The programs in which we participate must compete with other programs and policy imperatives for consideration during the budget and appropriation process. Concerns about increased deficit spending, along with ongoing economic challenges, continue to place pressure on U.S. Government budgets. While we believe that our programs are well aligned with national defense and other priorities, shifts in the U.S. and international spending and tax policy, changes in security, defense and intelligence priorities, the affordability of our products and services, general economic conditions and developments and other factors may affect a decision to fund or the level of funding for existing or proposed programs.

As discussed within the “Industry Considerations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the U.S. Government continues to face significant deficit reduction pressures and it is likely that discretionary spending by the U.S. Government will remain constrained for a number of years. Under such conditions, large or complex programs, which consist of multiple contracts and phases, are potentially subject to increased scrutiny. Our largest program, the F-35, represented 17% of our total consolidated net sales in 2014 and is expected to represent a higher percentage of our sales in future years. A decision to cut spending or reduce planned orders could have an adverse impact on our results of operations. For more information regarding the F-35 program, see “Status of the F-35 Program” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Based upon our diverse range of defense, homeland security and information technology products and services, we believe that this makes it less likely that cuts in any specific contract or program will have a long-term effect on our business. However, termination of multiple or large programs or contracts could adversely affect our business and future financial performance. We could incur expenses beyond those that would be reimbursed if one or more of our existing contracts were terminated for convenience due to lack of funding or other reasons. Potential changes in funding priorities may afford new or additional opportunities for our businesses in terms of existing, follow-on or replacement programs. While we would expect to compete and be well positioned as the incumbent on existing programs, we may not be successful or the replacement programs may be funded at lower levels.

Generally, we expect that the impact of budget reductions on our operating results will lag in certain of our businesses with longer cycles such as our Aeronautics and Space Systems business segments and in our products businesses within our Missiles and Fire Control (MFC) and Mission Systems and Training (MST) business segments due to our production contract backlog. However, our businesses with smaller, short-term contracts are the most susceptible to the impacts of budget reductions, such as our Information Systems & Global Solutions (IS&GS) business segment and certain services businesses within our MFC and MST business segments. We have also experienced increased market pressures in these services businesses including lower in-theater support as troop levels are drawn down and increased re-competition on existing contracts coupled with the fragmentation of large contracts into multiple smaller contracts that are awarded primarily on the basis of price. Additionally, our services businesses across most of our business segments have experienced lower volume due to improved product field performance that require less service support.

On December 16, 2014, the U.S. Government passed the government fiscal year (GFY) 2015 omnibus spending bill to finance most federal activities through September 30, 2015, the end of its current fiscal year, after operating under continuing resolution temporary funding measures from October 1, 2014 to December 16, 2014. Currently, the Department of Homeland Security remains funded through a continuing resolution until February 27, 2015. The omnibus spending bill provides for a revised defense spending limit of $585 billion for GFY 2015 and eliminates much of the uncertainty and inefficiency in procuring products and services under the continuing resolution. Under continuing resolutions, partial-year funding is available at prior year levels, subject to certain restrictions, but new spending initiatives are not authorized. In years when the U.S. Government does not complete its budget process before the end of its fiscal year, government operations typically are funded through a continuing resolution that authorizes agencies of the U.S. Government to continue to operate, but does not authorize new spending initiatives. When the U.S. Government operates under a continuing resolution, delays can occur in contract awards due to lack of funding. Historically, this has not had a material effect on our business. Should a continuing resolution be used to fund U.S. Government Operations after GFY 2015 or decisions regarding sequestration remain pending, it may cause additional government contract awards to be delayed, canceled or funded at lower levels and cause our results of operations to vary between periods. In some circumstances, we may continue to work without funding and use our funds in order to meet our customer’s desired delivery dates for products or services. Such funds could be at risk if the U.S. Government does not provide authorization and additional funding to our programs.

We are subject to a number of procurement laws and regulations. Our business and our reputation could be adversely affected if we fail to comply with these laws.

We must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. Government contracts. Government contract laws and regulations affect how we do business with our customers and impose certain risks and costs on our business. A violation of specific laws and regulations could harm our reputation and result in the imposition of fines and penalties, the termination of our contracts, suspension or debarment from bidding on or being awarded contracts, loss of our ability to export products or services and civil or criminal investigations or proceedings.

In some instances, these laws and regulations impose terms or rights that are different from those typically found in commercial transactions. For example, the U.S. Government may terminate any of our government contracts and subcontracts either at its convenience or for default based on our performance. Upon termination for convenience of a fixed-price type contract, we normally are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process and an allowance for profit on the contract or adjustment for loss if completion of performance would have resulted in a loss.

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

A termination arising out of our default may expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders. In addition, on those contracts for which we are teamed with others and are not the prime contractor, the U.S. Government could terminate a prime contract under which we are a subcontractor, notwithstanding the quality of our services as a subcontractor. In the case of termination for default, the U.S. Government could make claims to reduce the contract value or recover its procurement costs and could assess other special penalties. However, under such circumstances we have rights and remedial actions under laws and the Federal Acquisition Regulation (FAR).

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

U.S. Government agencies, including the Defense Contract Audit Agency, the Defense Contract Management Agency and various agency Inspectors General, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, its cost structure, its business systems and compliance with applicable laws, regulations and standards. Any costs found to be misclassified may be subject to repayment. We have unaudited and/or unsettled incurred cost claims related to past years, which places risk on our ability to issue final billings on contracts for which authorized and appropriated funds may be expiring.

Certain deficiencies identified during government audits of contractor business systems may result in the government withholding payments on our billings. Such deficiencies have not impacted our internal control over financial reporting. Withholding payments on billings are capped at 5% of billings when deficiencies impact a single business system and 10% when deficiencies impact multiple systems. Such withholdings are typically reduced to 2% after the contractor’s corrective action plan has been accepted and progress to implement the corrective actions has been demonstrated and are withdrawn upon satisfactory completion and verification of the corrective action plan.

If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including reductions of the value of contracts, contract modifications or terminations, forfeiture of profits, suspension of payments, penalties, fines and suspension or prohibition from doing business with the U.S. Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Similar government oversight exists in most other countries where we conduct business.

Our profitability and cash flow may vary based on the mix of our contracts and programs, our performance, our ability to control costs and evolving U.S. Government procurement policies.

Our profitability and cash flow may vary materially depending on the types of long-term government contracts undertaken, the nature of the products produced or services performed under those contracts, the costs incurred in performing the work, the achievement of other performance objectives and the stage of performance at which the right to receive fees is determined, particularly under award and incentive-fee contracts.

Our backlog includes a variety of contract types which are intended to address changing risk and reward profiles as a program matures. Contract types include cost-reimbursable, fixed-price incentive-fee, fixed-price and time-and-materials contracts. Contracts for development programs with complex design and technical challenges are typically cost-reimbursable. Under cost-reimbursable contracts, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. In these cases, the associated financial risks primarily relate to a reduction in fees and the program could be cancelled if cost, schedule or technical performance issues arise.

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

The U.S. Government is currently pursuing and implementing policies that could negatively impact our profitability. Changes in procurement policy favoring more incentive-based fee arrangements, different award fee criteria or government contract negotiation offers that indicate what our costs should be may affect the predictability of our profit rates. Our customers are subject to pressures that may result in a change in contract types referenced above earlier in a program’s maturity than is traditional. An example of this is the use of fixed-price incentive-fee contracts for recent LRIP contracts on the F-35 program while the development contract is being performed concurrently. Our customers also may pursue non- traditional contract provisions in negotiation of contracts. For example, changes resulting from the F-35 development contract may need to be implemented on the production contracts, a concept referred to as concurrency, which may require us to pay for a portion of the concurrency costs. An example of customer budget pressures includes the U.S. Government requiring that bid and proposal costs be included in general and administrative costs, rather than charged directly to contracts in certain circumstances.

Other policies could negatively impact our working capital and cash flow. For example, the government has expressed a preference for requiring progress payments rather than performance based payments on new fixed-price contracts, which if implemented, delays our ability to recover a significant amount of costs incurred on a contract and thus affects the timing of our cash flows.

Increased competition and bid protests in a budget-constrained environment may make it more difficult to maintain our financial performance and customer relationships.

We are facing increased competition, particularly in information technology and cyber security at our IS&GS business segment, from non-traditional competitors outside of the aerospace and defense industry, in addition to our customers determining to source work internally rather than hiring a contractor. At the same time, our customers are facing budget constraints, trying to do more with less by cutting costs, identifying more affordable solutions and reducing product development cycles. We have also experienced increased market pressures in our services businesses due to the fragmentation of large contracts into multiple smaller contracts that are awarded primarily on the basis of price. It is critical we maintain strong customer relationships and seek to understand the priorities of their requirements in this price competitive environment.

In international sales, we face substantial competition from both U.S. manufacturers and international manufacturers whose governments sometimes provide research and development assistance, marketing subsidies and other assistance for their products. Additionally, our competitors are also focusing on increasing their international sales to partially mitigate the effect of reduced U.S. Government budgets. To remain competitive, we consistently must maintain strong customer relationships and provide superior performance, advanced technology solutions and service at an affordable cost and with the agility that our customers require to satisfy their mission objectives.

As a leader in defense and global security, we have a large number of programs for which we are the incumbent contractor. A substantial portion of our business is awarded through competitive bidding. The U.S. Government increasingly has relied upon competitive contract award types, including indefinite-delivery, indefinite-quantity, GSA Schedule and other multi-award contracts, which has the potential to create pricing pressure and increase our cost by requiring that we submit multiple bids and proposals. In addition, multi-award contracts require that we make sustained efforts to obtain task orders under the contract. The competitive bidding process entails substantial costs and managerial time to prepare bids and proposals for contracts that may not be awarded to us or may be split among competitors. Following award, we may encounter significant expenses, delays, contract modifications or bid protests from unsuccessful bidders on new program awards. Unsuccessful bidders are more frequently protesting in the hope of being awarded a subcontract for a portion of the work in return for withdrawing the protest. Bid protests could result in significant expenses to us, contract modifications or even loss of the contract award. Even where a bid protest does not result in the loss of a contract award, the resolution can extend the time until the contract activity can begin and, therefore, delay our recognizing sales.

We are the prime contractor on most of our contracts and if our subcontractors, suppliers or teaming agreement or venture partners fail to perform their obligations, our performance and our ability to win future business could be harmed.

For most of our contracts we rely on other companies to provide materials, major components and products and to perform a portion of the services that we provide to our customers. Such arrangements may involve subcontracts, teaming arrangements, ventures or supply agreements with other companies upon which we rely (contracting parties). There is a risk that we may have disputes with our contracting parties, including disputes regarding the quality and timeliness of work performed, the workshare provided to that party, customer concerns about the other party’s performance, our failure to extend existing task orders or issue new task orders, or our hiring of the personnel of a subcontractor, teammate or venture partner or vice versa. In addition, changes in the economic environment, including defense budgets and constraints on available financing, may adversely affect the financial stability of our contracting parties and their ability to meet their performance requirements or to provide needed supplies on a timely basis. A failure for whatever reason by one or more of our contracting parties to provide the agreed-upon supplies or perform the agreed-upon services on a timely basis may affect our ability to perform our obligations and require that we transition the work to other companies. For example, on February 5, 2015, one of our suppliers experienced a fire in its factory which produces propellers for our C-130J aircraft. That supplier is the sole source of these propellers. We are working with that supplier to assess whether the supplier will be able to meet its commitments to us and the potential disruption if it is not. Contracting party performance deficiencies may affect our operating results and could result in a customer terminating our contract for default or convenience. A default termination could expose us to liability and affect our ability to compete for future contracts and orders. Additionally, our efforts to increase the efficiency of our operations and improve the affordability of our products and services could negatively impact our ability to attract and retain suppliers.

International sales may pose different risks.

In 2014, 20% of our net sales were from international customers. We have a strategy to grow international sales over the next several years, inclusive of sales of F-35 aircraft to our international partners and other countries. International sales are subject to numerous political and economic factors, regulatory requirements, significant competition and other risks associated with doing business in foreign countries. Our exposure to such risks may increase if our international sales grow as we anticipate.

Our international business is conducted through foreign military sales (FMS) contracted through the U.S. Government or direct commercial sales (DCS) with international customers. In 2014, approximately half of our sales to international customers were FMS while the other half were DCS. These transaction types differ as FMS transactions represent sales by the U.S. Government to international governments and our contract with the U.S. Government is subject to FAR. By contrast, DCS transactions represent sales by us directly to another international government or commercial customer. All sales to international customers are subject to U.S. and foreign laws and regulations, including, without limitation, regulations relating to anti-corruption, import-export control, technology transfer restrictions, taxation, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act and other anti-corruption laws and the anti-boycott provisions of the U.S. Export Administration Act. We frequently team with international subcontractors and suppliers who are also exposed to similar risks. While we have stringent policies in place to comply with such laws and regulations, failure by us, our employees or others working on our behalf to comply with these laws and regulations could result in administrative, civil or criminal liabilities, including suspension, proposed debarment or debarment from bidding for or performing government contracts or suspension of our export privileges, which could have a material adverse effect on us.

While international sales, whether contracted as FMS or DCS, present risks that are different and potentially greater than those encountered in our U.S. business, DCS with international customers may impose even greater risks as such transactions involve commercial relationships with parties with whom we have less familiarity and where there may be significant cultural differences. Additionally, international procurement rules and regulations, contract laws and regulations and contractual terms differ from those in the U.S., are less familiar to us, may be interpreted by foreign courts less bound by precedent and with more discretion and frequently have terms less favorable to us than the FAR. Export and import, tax and currency risk also may be increased for DCS with international customers. While these risks are potentially greater than those encountered in our U.S. business, the pricing of our products and services is commensurate with the risk profile on DCS with international customers.

Our international business is highly sensitive to changes in regulations, political environments or security risks that may affect our ability to conduct business outside of the U.S., including those regarding investment, procurement, taxation and repatriation of earnings. Our international business also may be impacted by changes in foreign national priorities, foreign government budgets and global economic conditions and fluctuations in foreign currency exchange rates. Sales of military products are also affected by defense budgets and U.S. foreign policy. Additionally, the timing of orders from our international customers can be less predictable than for our U.S. customers and may lead to fluctuations in the amount reported each year for our international sales.

In conjunction with defense procurements, some international customers require contractors to comply with industrial cooperation regulations, including entering into industrial cooperation agreements, sometimes referred to as offset agreements. Offset agreements may require in-country purchases, technology transfers, local manufacturing support, investments in foreign joint ventures and financial support projects as an incentive or as a condition to a contract award. In some countries, these offset agreements may require the establishment of a venture with a local company, which must control the venture. The costs to satisfy our offset obligations are included in the estimates of our total costs to complete the contract and may impact our profitability and cash flows. The ability to recover investments that we make is generally dependent upon the successful operation of ventures that we do not control and may involve products and services that are dissimilar to our business activities. In these and other situations, we could be liable for violations of law for actions taken by these entities such as laws related to anti-corruption, import and export and anti-boycott restrictions. Offset agreements generally extend over several years and may provide for penalties, which are subject to change, in the event we fail to perform in accordance with the offset requirements which are typically subjective and can be outside our control.

Our business involves significant risks and uncertainties that may not be covered by indemnity or insurance.

A significant portion of our business relates to designing, developing and manufacturing advanced defense and technology products and systems. New technologies may be untested or unproven. Failure of some of these products and services could result in extensive loss of life or property damage. Accordingly, we also may incur liabilities that are unique to our products and services, including combat and air mobility aircraft, missile and space systems, command and control systems, air traffic control management systems, cyber security, homeland security and training programs. In some but not all circumstances, we may be entitled to certain legal protections or indemnifications from our customers, either through U.S. Government indemnifications under Public Law 85-804, qualification of our products and services by the Department of Homeland Security under the SAFETY Act provisions of the Homeland Security Act of 2002, contractual provisions or otherwise. We endeavor to obtain insurance coverage from established insurance carriers to cover these risks and liabilities. The amount of insurance coverage that we maintain may not be adequate to cover all claims or liabilities, existing coverage may be cancelled while we remain exposed to the risk, and it is not possible to obtain insurance to protect against all operational risks and liabilities. For example, we are limited in the amount of insurance we can obtain to cover certain natural hazards such as earthquakes and we have significant operations in geographic areas prone to this risk, such as Sunnyvale, California. Even if insurance coverage is available, we may not be able to obtain it at a price or on terms acceptable to us. Additionally, disputes with insurance carriers over coverage terms or the insolvency of one or more of our insurance carriers may significantly affect the amount or timing of our cash flows.

Substantial costs resulting from an accident, failure of or defect in our products or services, natural catastrophe or other incident, or liability arising from our products and services in excess of any legal protection, indemnity and our insurance coverage (or for which indemnity or insurance is not available or not obtained) could adversely impact our financial condition, cash flows or operating results. Any accident or failure of or defect in our products or services, even if fully indemnified or insured, could negatively affect our reputation among our customers and the public and make it more difficult for us to compete effectively. It also could affect the cost and availability of adequate insurance in the future.

Pension funding and costs are dependent on several economic assumptions which if changed may cause our future earnings and cash flow to fluctuate significantly as well as affect the affordability of our products and services.

Many of our employees are covered by defined benefit pension plans and we provide certain health care and life insurance benefits to eligible retirees. The impact of these plans on our U.S. generally accepted accounting principles (GAAP) earnings may be volatile in that the amount of expense we record for our postretirement benefit plans may materially change from year to year because those calculations are sensitive to funding levels as well as changes in several key economic assumptions, including interest rates, rates of return on plan assets and other actuarial assumptions including participant longevity (also known as mortality) estimates, expected rates of increase in future compensation levels through December 31, 2015 for our non-union plans, and employee turnover, as well as the timing of cash funding. Changes in these factors also affect our plan funding, cash flow and stockholders’ equity. In addition, the funding of our plans and recovery of costs on our contracts, as described below, also may be subject to changes caused by legislative or regulatory actions. We have taken certain actions over the last few years to mitigate the volatility the plans may have on our cash flows and earnings, including amendments made in June 2014 to certain of our qualified and nonqualified defined benefit pension plans for non-union employees to freeze future retirement benefits. However, the impact of these actions may be less than anticipated or may be offset by other pension cost increases due to factors such as changes in actuarial assumptions.

With regard to cash flow, in the past few years we have made substantial cash contributions to our plans in excess of the amounts required by the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006 (PPA). We generally are able to recover these contributions related to our plans as allowable costs on our U.S. Government contracts, including FMS, but there is a lag between when we contribute cash to our plans under pension funding rules and recover it under U.S. Government Cost Accounting Standards (CAS). Effective February 2012, the CAS rules were revised to harmonize the measurement and period assignment of the pension cost allocable to government contracts with the PPA (CAS Harmonization). In 2013, the cost impact of CAS Harmonization started being phased in with the goal of better aligning the CAS pension cost and ERISA funding requirements being fully achieved in 2017. The enactment of the Highway and Transportation Funding Act of 2014 increased the interest rate assumption used to determine our CAS pension costs, which has the effect of lowering the recovery of pension contributions during the affected periods as it decreases our CAS pension costs.

For more information on how these factors could impact earnings, financial position, cash flow and stockholders’ equity, see “Critical Accounting Policies – Postretirement Benefit Plans” in Management’s Discussion and Analysis of Financial Conditions and Results of Operations and “Note 9 – Postretirement Plans” of our consolidated financial statements.

If we fail to manage acquisitions, divestitures, equity investments and other transactions successfully, our financial results, business and future prospects could be harmed.

In pursuing our business strategy, we routinely conduct discussions, evaluate targets and enter into agreements regarding possible acquisitions, divestitures, ventures and equity investments. We seek to identify acquisition or investment opportunities that will expand or complement our existing products and services or customer base, at attractive valuations. We often compete with others for the same opportunities. To be successful, we must conduct due diligence to identify valuation issues and potential loss contingencies, negotiate transaction terms, complete and close complex transactions, integrate acquired companies and employees and realize anticipated operating synergies efficiently and effectively. Acquisition, divestiture, venture and investment transactions often require substantial management resources and have the potential to divert our attention from our existing business. Unidentified pre-closing liabilities could affect our future financial results, particularly successor liability under anti-corruption, import-export and technology transfer laws which provide for civil and criminal penalties and the potential for debarment.

Ventures or equity investments operate under shared control with other parties. Under the equity method of accounting for nonconsolidated ventures and investments, we recognize our share of the operating profit of these ventures in our results of operations. Our operating results may be affected by the performance of businesses over which we do not exercise control and which face many of the same risks and uncertainties as we do. The most significant impact of our equity investments is in our Space Systems business segment where approximately 27% of its 2014 operating profit was derived from its share of earnings from equity method investees, particularly that in United Launch Alliance (ULA).

Our ULA investment may be negatively impacted by a provision in the National Defense Authorization Act for Fiscal Year 2015 (NDAA) which prevents the Secretary of Defense from awarding or renewing contracts for evolved expendable launch vehicle services after December 19, 2014 which utilize a rocket engine designed or manufactured in the Russian Federation. ULA uses the Russian-made RD-180 engine for its Atlas V launch vehicle. ULA’s current block buy contract with the Air Force, which provides for launch vehicle services through 2017 (with options through 2019), is exempted from the NDAA prohibition, as are contracts that utilize Russian engines that were paid for or covered by a legally binding commitment prior to February 1, 2014. Lockheed Martin does not anticipate any impact on the carrying value of its equity investment in ULA in 2015 as a consequence of the NDAA prohibition. ULA is currently evaluating domestic engine alternatives for its Atlas V launch vehicle and we will monitor the situation for potential impacts on our Space Systems business segment after 2015.

Our business could be negatively affected by cyber or other security threats or other disruptions.

As a U.S. defense contractor, we face cyber threats, insider threats, threats to the physical security of our facilities and employees and terrorist acts, as well as the potential for business disruptions associated with information technology failures, natural disasters or public health crises.

We routinely experience cyber security threats, threats to our information technology infrastructure and unauthorized attempts to gain access to our company sensitive information, as do our customers, suppliers, subcontractors and venture partners. We may experience similar security threats at customer sites that we operate and manage as a contractual requirement.

Prior cyberattacks directed at us have not had a material impact on our financial results and we believe our threat detection and mitigation processes and procedures are adequate. The threats we face vary from attacks common to most industries to more advanced and persistent, highly organized adversaries who target us because we protect national security information. If we are unable to protect sensitive information, our customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures. Due to the evolving nature of these security threats, however, the impact of any future incident cannot be predicted.

Although we work cooperatively with our customers, suppliers, subcontractors, venture partners and acquisitions to seek to minimize the impact of cyber threats, other security threats or business disruptions, we must rely on the safeguards put in place by these entities, which may affect the security of our information. These entities have varying levels of cyber security expertise and safeguards and their relationships with government contractors, such as Lockheed Martin, may increase the likelihood that they are targeted by the same cyber threats we face.

The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Additionally, some cyber technologies we develop under contract for our customers, particularly those related to homeland security, may raise potential liabilities related to intellectual property and civil liberties, including privacy concerns, which may not be fully insured or indemnified by other means. Occurrence of any of these events could adversely affect our internal operations, the services we provide to our customers, our future financial results, our reputation or our stock price; or such events could result in the loss of competitive advantages derived from our research and development efforts or other intellectual property, early obsolescence of our products and services or contractual penalties.

Environmental costs could affect our future earnings as well as the affordability of our products and services.

Our operations are subject to and affected by a variety of federal, state, local and foreign environmental protection laws and regulations. We are involved in environmental responses at some of our facilities and former facilities and at third-party sites not owned by us where we have been designated a potentially responsible party by the U.S. Environmental Protection Agency or by a state agency. In addition, we could be affected by future regulations imposed in response to concerns over climate change, other aspects of the environment or natural resources. We have an ongoing comprehensive sustainability program to reduce the effects of our operations on the environment.

We manage various government-owned facilities on behalf of the government. At such facilities, environmental compliance and remediation costs historically have been the responsibility of the government and we have relied, and continue to rely with respect to past practices, upon government funding to pay such costs. Although the government remains responsible for capital and operating costs associated with environmental compliance, responsibility for fines and penalties associated with environmental noncompliance typically are borne by either the government or the contractor, depending on the contract and the relevant facts. Some environmental laws include criminal provisions. An environmental law conviction could affect our ability to be awarded future, or perform existing, U.S. Government contracts.

We have incurred and will continue to incur liabilities under various federal, state, local and foreign statutes for environmental protection and remediation. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. Among the variables management must assess in evaluating costs associated with these cases and remediation sites generally are the status of site assessment, extent of the contamination, impacts on natural resources, changing cost estimates, evolution of technologies used to remediate the site and continually evolving governmental environmental standards and cost allowability issues. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or cleanup to the extent probable and estimable, see “Critical Accounting Policies – Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 12 – Legal Proceedings, Commitments and Contingencies” of our consolidated financial statements.

We are involved in a number of legal proceedings. We cannot predict the outcome of litigation and other contingencies with certainty.

Our business may be adversely affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty. As required by GAAP, we estimate loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements. For a description of our current legal proceedings, see Item 3 – Legal Proceedings and “Note 12 – Legal Proceedings, Commitments and Contingencies” of our consolidated financial statements.

Our success depends, in part, on our ability to maintain a qualified workforce.

Due to the specialized nature of our business, our future performance is highly dependent upon our ability to maintain a workforce with the requisite skills in multiple areas including: engineering, science, manufacturing, information technology, cyber security, business development and strategy and management. Our operating performance is also dependent upon personnel who hold security clearances and receive substantial training in order to work on certain programs or tasks. Additionally, as we expand our operations internationally, it will be increasingly important to hire and retain personnel with relevant experience in local laws, regulations, customs, traditions and business practices.

We face a number of challenges that may affect personnel retention such as our endeavors to increase the efficiency of our operations and improve the affordability of our products and services such as workforce reductions and consolidating and relocating certain operations. Additionally, our workforce demographic continues to shift toward a higher population that is nearing retirement. In June 2014, we amended certain of our defined benefit pension plans for non-union employees to freeze future retirement benefits, which may encourage retirement-eligible personnel to elect to retire earlier than anticipated.

To the extent that we lose experienced personnel, it is critical that we develop other employees, hire new qualified personnel, and successfully manage the transfer of critical knowledge. Competition for personnel is intense, and we may not be successful in hiring or retaining personnel with the requisite skills or clearances. We increasingly compete with commercial technology companies outside of the aerospace and defense industry for qualified technical, cyber and scientific positions as the number of qualified domestic engineers is decreasing and the number of cyber professionals is not keeping up with demand. To the extent that these companies grow at a faster rate or face fewer cost and product pricing constraints, they may be able to offer more attractive compensation and other benefits to candidates or our existing employees. To the extent that the demand for skilled personnel exceeds supply, we could experience higher labor, recruiting or training costs in order to attract and retain such employees, or could experience difficulty in performing our contracts if we were unable to do so. We also must manage leadership development and succession planning throughout our business. While we have processes in place for management transition and the transfer of knowledge, the loss of key personnel, coupled with an inability to adequately train other personnel, hire new personnel or transfer knowledge could significantly impact our ability to perform under our contracts.

Approximately 15% of our employees are covered by collective bargaining agreements with various unions. Historically, where employees are covered by collective bargaining agreements with various unions, we have been successful in negotiating renewals to expiring agreements without any material disruption of operating activities. This does not assure, however, that we will be successful in our efforts to negotiate renewals of our existing collective bargaining agreements in the future. If we encounter difficulties with renegotiations or renewals of collective bargaining arrangements or were unsuccessful in those efforts, we could incur additional costs and experience work stoppages. Union actions at suppliers can also affect us. Any delays or work stoppages could adversely affect our ability to perform under our contracts, which could negatively impact our results of operations, cash flows, and financial condition.

Our estimates and projections may prove to be inaccurate.

The accounting for some of our most significant activities is based on judgments and estimates, which are complex and subject to many variables. For example, accounting for sales using the percentage-of-completion method requires that we assess risks and make assumptions regarding schedule, cost, technical and performance issues for each of our thousands of contracts, many of which are long-term in nature. Another example is the $10.9 billion of goodwill assets recorded on our Balance Sheet as of December 31, 2014 from previous acquisitions that were made over time which represent greater than 25% of our total assets and are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in circumstances that indicate goodwill may be impaired. If we experience changes or factors arise that negatively affect the expected cash flows of a reporting unit, we may be required to write off all or a portion of the reporting unit’s related goodwill assets.

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

Actual financial results could differ from our judgments and estimates. Refer to “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 1 – Significant Accounting Policies” of our consolidated financial statements for a complete discussion of our significant accounting policies and use of estimates.

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

At December 31, 2014, we owned or leased building space (including offices, manufacturing plants, warehouses, service centers, laboratories and other facilities) at approximately 540 locations primarily in the U.S. Additionally, we manage or occupy various U.S. Government-owned facilities under lease and other arrangements.

At December 31, 2014, we had significant operations in the following locations:

•	Aeronautics – Palmdale, California; Marietta, Georgia; Greenville, South Carolina; Fort Worth and San Antonio, Texas; and Montreal, Canada.
•	Information Systems & Global Solutions – Colorado Springs and Denver, Colorado; Baltimore, Gaithersburg and Rockville, Maryland; Valley Forge, Pennsylvania; and Herndon, Virginia.
•	Missiles and Fire Control – Camden, Arkansas; Orlando, Florida; Lexington, Kentucky; and Grand Prairie, Texas.
•	Mission Systems and Training – Orlando, Florida; Baltimore, Maryland; Moorestown/Mt. Laurel, New Jersey; Owego and Syracuse, New York; Akron, Ohio; and Manassas, Virginia.
•	Space Systems – Huntsville, Alabama; Sunnyvale, California; Denver, Colorado; Albuquerque, New Mexico; and Newtown, Pennsylvania.
•	Corporate activities – Lakeland, Florida and Bethesda, Maryland.

In November 2013, we committed to a plan to vacate our leased facilities in Goodyear, Arizona and Akron, Ohio, and close our owned facility in Newtown, Pennsylvania and certain owned buildings at our Sunnyvale, California facility. These closures will reduce approximately 2.5 million square feet of facility space. Approximately 200,000 square feet was vacated during 2014 and the remaining 2.3 million square feet will be vacated during 2015. For information regarding these matters, see “Note 14 – Restructuring Charges” of our consolidated financial statements.

The following is a summary of our square feet of floor space by business segment at December 31, 2014, inclusive of the facilities that we plan to vacate as mentioned above (in millions):

	Owned	Leased	U.S. Government- Owned	Total
Aeronautics	5.8	2.5	14.2	22.5
Information Systems & Global Solutions	2.5	5.0	—	7.5
Missiles and Fire Control	4.2	4.9	1.8	10.9
Mission Systems and Training	5.7	5.3	0.4	11.4
Space Systems	8.7	1.8	7.8	18.3
Corporate activities	3.1	0.9	—	4.0
Total	30.0	20.4	24.2	74.6

We believe our facilities are in good condition and adequate for their current use. We may improve, replace or reduce facilities as considered appropriate to meet the needs of our operations.

ITEM 3.	Legal Proceedings.

We are a party to or have property subject to litigation and other proceedings that arise in the ordinary course of our business, including matters arising under provisions relating to the protection of the environment and are subject to contingencies related to certain businesses we previously owned. These types of matters could result in fines, penalties, compensatory or treble damages or non-monetary relief. We believe the probability is remote that the outcome of these matters will have a material adverse effect on the Corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular interim reporting period. We cannot predict the outcome of legal or other proceedings with certainty. These matters include the proceedings summarized in “Note 12 – Legal Proceedings, Commitments and Contingencies” of our consolidated financial statements.

We are subject to federal, state, local and foreign requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have our property subject to various lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in us being involved with related legal proceedings, claims and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Critical Accounting Policies – Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 12 – Legal Proceedings, Commitments and Contingencies” of our consolidated financial statements.

As a U.S. Government contractor, we are subject to various audits and investigations by the U.S. Government to determine whether our operations are being conducted in accordance with applicable regulatory requirements. U.S. Government investigations of us, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension, proposed debarment, debarment from eligibility for future U.S. Government contracting or suspension of export privileges. Suspension or debarment could have a material adverse effect on us because of our dependence on contracts with the U.S. Government. U.S. Government investigations often take years to complete and many result in no adverse action against us. We also provide products and services to customers outside of the U.S., which are subject to U.S. and foreign laws and regulations and foreign procurement policies and practices. Our compliance with local regulations or applicable U.S. Government regulations also may be audited or investigated.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 4(a).	Executive Officers of the Registrant.

Our executive officers as of February 9, 2015 are listed below, with their ages on that date, positions and offices currently held, and principal occupation and business experience during at least the last five years. There were no family relationships among any of our executive officers and directors. All officers serve at the discretion of the Board of Directors.

Richard F. Ambrose (age 56), Executive Vice President – Space Systems

Mr. Ambrose has served as Executive Vice President of Space Systems since April 2013. He previously served as Vice President and Deputy, Space Systems from July 2012 to March 2013; President, Information Systems & Global Solutions – Security from January 2011 to June 2012; and Vice President and General Manager, Space Systems – Surveillance and Navigations Systems from January 2008 to December 2010.

Sondra L. Barbour (age 52), Executive Vice President – Information Systems & Global Solutions

Ms. Barbour has served as Executive Vice President of Information Systems & Global Solutions since April 2013. She previously served as Senior Vice President and Chief Information Officer from January 2012 to March 2013, and Vice President and Chief Information Officer from February 2008 to January 2012.

Dale P. Bennett (age 58), Executive Vice President – Mission Systems and Training

Mr. Bennett has served as Executive Vice President of Mission Systems and Training since December 2012. He previously served as President, Mission Systems & Sensors from August 2011 to December 2012; President, Global Training and Logistics from June 2010 to July 2011; and President, Simulation, Training & Support from July 2005 to May 2010.

Orlando P. Carvalho (age 56), Executive Vice President – Aeronautics

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

Brian P. Colan (age 54), Vice President, Controller, and Chief Accounting Officer

Mr. Colan has served as Vice President, Controller, and Chief Accounting Officer since August 2014. He previously served as Vice President and Controller, Missiles and Fire Control from January 2013 to August 2014; and Vice President and Controller, Electronic Systems from October 2011 to January 2013. He was previously employed by British Aerospace Systems from January 2005 to September 2011, most recently as Vice President, Finance, Land Armaments Operation Group.

Patrick M. Dewar (age 54), Executive Vice President – Lockheed Martin International

Mr. Dewar has served as Executive Vice President of Lockheed Martin International since July 2013. He previously served as Senior Vice President, Corporate Strategy and Business Development from October 2010 to June 2013; and Vice President, Corporate International Business Development from January 2009 to September 2010.

Richard H. Edwards (age 58), Executive Vice President – Missiles and Fire Control

Mr. Edwards has served as Executive Vice President of Missiles and Fire Control since December 2012. He previously served as Executive Vice President, Program and Technology Integration, Missiles and Fire Control from June 2012 to December 2012; and Vice President, Tactical Missiles and Combat Maneuver Systems from July 2005 to June 2012.

Marillyn A. Hewson (age 61), Chairman, President and Chief Executive Officer

Ms. Hewson has served as Chairman, President and Chief Executive Officer of Lockheed Martin since January 2014. Having served 31 years at Lockheed Martin in roles of increasing responsibility, she held the positions of Chief Executive Officer and President from January 2013 to December 2013; President and Chief Operating Officer from November 2012 to December 2012; Executive Vice President – Electronic Systems from January 2010 to November 2012; and President, Systems Integration – Owego from September 2008 to December 2009.

Maryanne R. Lavan (age 55), Senior Vice President, General Counsel and Corporate Secretary

Ms. Lavan has served as Senior Vice President and General Counsel since June 2010 and Corporate Secretary since September 2010. She previously served as Vice President, Internal Audit from February 2007 to June 2010.

Kenneth R. Possenriede (age 55), Vice President and Treasurer

Mr. Possenriede has served as Vice President and Treasurer since July 2011. He previously served as Vice President, Finance and Business Operations of Electronic Systems from July 2008 to June 2011.

Bruce L. Tanner (age 55), Executive Vice President and Chief Financial Officer

Mr. Tanner has served as Executive Vice President and Chief Financial Officer since September 2007.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market, Price and Dividend Information

Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol LMT. As of January 23, 2015, there were 32,534 holders of record of our common stock. The following table sets forth the high and low intra-day trading prices of our common stock as reported on the NYSE and cash dividends paid each quarter within the past two years.

	Dividends Paid Per Share		Stock Prices (High-Low)
Quarter	2014	2013	2014	2013
First	$1.33	$1.15	$168.41 - $144.69	$96.59 - $ 85.88
Second	1.33	1.15	168.87 - 153.54	109.26 - 94.00
Third	1.33	1.15	182.27 - 156.23	131.60 - 105.54
Fourth	1.50	1.33	198.72 - 166.28	149.99 - 121.52
Year	$5.49	$4.78	$198.72 - $144.69	$149.99 - $ 85.88

Stock Performance Graph

The following performance graph provides a comparison of the cumulative total return to stockholders of our common stock, assuming reinvestment of dividends, with cumulative total returns for the Standard and Poor’s (S&P) 500 Index and the S&P Aerospace and Defense Index during the five years ended December 31, 2014. The performance graph assumes $100 was originally invested in each of our common stock and the indices on December 31, 2009. The cumulative total return indicated in the performance graph is not a guarantee of future performance.

The S&P Aerospace and Defense Index is comprised of The Boeing Company, General Dynamics Corporation, Honeywell International Inc., L-3 Communications Holdings, Inc., Lockheed Martin Corporation, Northrop Grumman Corporation, Precision Castparts Corp., Raytheon Company, Rockwell Collins, Inc., Textron Inc. and United Technologies Corporation.

Purchases of Equity Securities

The following table provides information about our repurchases of our common stock registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended December 31, 2014.

Period (a)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Amount Available for Future Share Repurchases Under the Plans or Programs (b)
				(in millions)
September 29, 2014 – October 26, 2014	399,259	$176.96	397,911	$3,825
October 27, 2014 – November 30, 2014	504,300	$187.74	456,904	$3,739
December 1, 2014 – December 31, 2014	365,683	$190.81	357,413	$3,671
Total	1,269,242(c)	$185.23	1,212,228	$3,671

(a)

We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, September 29, 2014 was the first day of our October 2014 fiscal month.

(b)

In October 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. On September 25, 2014, our Board of Directors authorized a $2.0 billion increase to the program. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. We also may make purchases under the program pursuant to Rule 10b5-1 plans. The program does not have an expiration date.

(c)

During the quarter ended December 31, 2014, the total number of shares purchased included 57,014 shares that were transferred to us by employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the program.

ITEM 6.	Selected Financial Data.

(In millions, except per share data)	2014	2013	2012	2011	2010
Operating results
Net sales	$45,600	$45,358	$47,182	$46,499	$45,671
Operating profit (a)(b)	5,592	4,505	4,434	4,020	4,105
Net earnings from continuing operations (a)(b)(c)	3,614	2,950	2,745	2,667	2,614
Net earnings (d)	3,614	2,981	2,745	2,655	2,878
Net earnings from continuing operations per common share
Basic (a)(b)(c)	11.41	9.19	8.48	7.94	7.18
Diluted (a)(b)(c)	11.21	9.04	8.36	7.85	7.10
Net earnings per common share
Basic (d)	11.41	9.29	8.48	7.90	7.90
Diluted (d)	11.21	9.13	8.36	7.81	7.81
Cash dividends declared per common share	$5.49	$4.78	$4.15	$3.25	$2.64
Balance sheet
Cash, cash equivalents and short-term investments (b)(e)	$1,446	$2,617	$1,898	$3,582	$2,777
Total current assets	12,329	13,329	13,855	14,094	12,893
Goodwill	10,862	10,348	10,370	10,148	9,605
Total assets (b)	37,073	36,188	38,657	37,908	35,113
Total current liabilities	11,112	11,120	12,155	12,130	11,401
Long-term debt, net (e)	6,169	6,152	6,158	6,460	5,019
Total liabilities (b)	33,673	31,270	38,618	36,907	31,616
Stockholders’ equity (b)	3,400	4,918	39	1,001	3,497
Common shares at year-end	314	319	321	321	346
Cash flow information
Net cash provided by operating activities (b)(f)	$3,866	$4,546	$1,561	$4,253	$3,801
Net cash used for investing activities (g)	(1,723)	(1,121)	(1,177)	(788)	(533)
Net cash used for financing activities (h)	(3,314)	(2,706)	(2,068)	(2,144)	(3,398)
Backlog	$80,547	$82,600	$82,300	$80,700	$78,400

(a)

Our operating profit, earnings and earnings per share were affected by a non-cash goodwill impairment charge of $119 million ($107 million or $.33 per share, after tax) (Note 1) in 2014; a non-cash goodwill impairment charge of $195 million ($176 million or $.54 per share, after tax) (Note 1) and severance charges of $201 million ($130 million or $.40 per share, after tax) in 2013 (Note 14); severance charges of $136 million ($88 million or $.26 per share, after tax) in 2011; and charges for the Voluntary Executive Separation Program and facilities consolidation totaling $220 million ($143 million or $.38 per share, after tax) in 2010.

(b)

The impact of our postretirement benefit plans can cause our operating profit, earnings, cash flows and amounts recorded on our Balance Sheets to fluctuate. Accordingly, our earnings were affected by FAS/CAS pension income of $376 million in 2014 and expense of $482 million, $830 million, $922 million and $454 million in 2013, 2012, 2011 and 2010. Our 2014 pension contributions of $2.0 billion, as compared to $2.25 billion in 2013, $3.6 billion in 2012 and $2.3 billion in 2011, caused fluctuations in our operating cash flows and cash balance between each of those years. Fluctuations in our total assets, total liabilities and stockholders’ equity between years from 2010 to 2014 primarily were due to the annual measurement of the funded status of our postretirement benefit plans at the end of 2014, 2013, 2012 and 2011. See “Critical Accounting Policies - Postretirement Benefit Plans” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

(c)

Our net earnings from continuing operations included an $89 million reduction in income tax expense in 2011 through the elimination of liabilities for unrecognized tax benefits and an increase in income tax expense of $96 million in 2010 as a result of health care legislation that eliminated the tax deduction for company-paid retiree prescription drug expenses to the extent they are reimbursed under Medicare Part D.

(d)

Our net earnings were affected by the items in notes (a), (b) and (c) above, as well as items related to discontinued operations such as a $184 million gain ($.50 per share) in 2010 on the sale of Enterprise Integration Group and $73 million ($.20 per share) of benefits for certain adjustments related to Pacific Architects and Engineers in 2010.

(e)

The increase in our cash and long-term debt from 2010 to 2011 was primarily due to the issuance of $2.0 billion of long-term notes in 2011, partially offset by our redemption of $584 million in long-term notes in 2011.

(f)

The fluctuations in our net cash provided by operating activities between years from 2011 to 2014 were due to changes in working capital in addition to our pension contributions discussed in note (b) above. See “Liquidity and Cash Flows” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

(g)	The increase in our cash used for investing activities in 2014 was attributable to acquisitions of businesses (Note 13).
(h)

The increase in our cash used for financing activities in 2014 was due to decreased proceeds from stock option exercises, higher dividends paid and increased payments for repurchases of common stock. See “Liquidity and Cash Flows” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics and information services. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. In 2014, 79% of our $45.6 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 59% from the Department of Defense (DoD)), 20% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government) and 1% were from U.S. commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security and information technology, including cyber security.

We operate in five business segments: Aeronautics, Information Systems & Global Solutions (IS&GS), Missiles and Fire Control (MFC), Mission Systems and Training (MST) and Space Systems. We organize our business segments based on the nature of the products and services offered.

We operate in an environment characterized by both increasing complexity in global security and continuing economic pressures in the U.S. and globally. A significant component of our strategy in this environment is to focus on program execution, improving the quality and predictability of the delivery of our products and services and placing security capability quickly into the hands of our U.S. and international customers at affordable prices. Recognizing that our customers are resource constrained, we are endeavoring to develop and extend our portfolio domestically in a disciplined manner with a focus on adjacent markets close to our core capabilities, as well as growing our international sales. We continue to focus on affordability initiatives. We also expect to continue to invest in technologies to fulfill new mission requirements for our customers and invest in our people so that we have the technical skills necessary to succeed without limiting our ability to return substantially all of our free cash flow1 to our investors in the form of dividends and share repurchases over the next three years.

We expect 2015 net sales will decline in the low single digit range from 2014 levels as we continue to see downward pressure from the effects of U.S. Government budget reductions, primarily in our services businesses. We expect our 2015 segment operating profit will decline in the mid to high single digit range from 2014 levels due to an expected decrease in segment operating profit at all five business segments. Accordingly, we expect 2015 segment operating profit margin will be below the 2014 levels, in the 11.5% to 12.0% range. Our outlook for 2015 assumes the U.S. Government continues to support and fund our key programs, consistent with the government fiscal year (GFY) 2015 budget. Changes in circumstances may require us to revise our assumptions, which could materially change our current estimate of 2015 net sales and operating profit margin. For additional information related to trends in net sales and operating profit at our business segments, see the “Business Segment Results of Operations” section below.

Industry Considerations

U.S. Government Funding Constraints

The U.S. Government, our principal customer, continues to face significant fiscal and economic challenges such as financial deficits, budget uncertainty, increasing debt levels, and an economy with restrained growth. To address these challenges, the U.S. Government continues to focus on discretionary spending, entitlement programs, taxes, and other initiatives to stimulate the economy, create jobs, and reduce the deficit. In doing so, the Administration and Congress must balance decisions regarding defense, homeland security, and other federal spending priorities in a constrained fiscal environment largely imposed by the Budget Control Act of 2011 (Budget Control Act). The Budget Control Act established limits on discretionary spending, which provided for reductions to planned defense spending of $487 billion over a 10 year period that began with GFY 2012 (a U.S. Government fiscal year starts on October 1 and ends on September 30). The Budget Control Act also provided for additional automatic spending reductions, known as sequestration, which went into effect on March 1, 2013, that would have reduced planned defense spending by an additional $500 billion over a nine-year period that began in GFY 2013.

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

On December 16, 2014, the U.S. Government passed the GFY 2015 omnibus spending bill to finance most federal activities through September 30, 2015, the end of its current fiscal year, after operating under continuing resolution temporary funding measures from October 1, 2014 to December 16, 2014. Currently, the Department of Homeland Security remains funded through a continuing resolution until February 27, 2015. The omnibus spending bill provides for a revised defense spending limit of $585 billion for GFY 2015 and eliminated much of the uncertainty and inefficiency in procuring products and services under the continuing resolution. Under continuing resolutions, partial-year funding is available at prior year levels, subject to certain restrictions, but new spending initiatives are not authorized.

On February 2, 2015, the President submitted a budget proposal for GFY 2016, which included $534 billion for defense spending, about $35 billion more than the spending limits under the Budget Control Act. The budget also provides for $51 billion in additional war spending. We anticipate there will continue to be a significant debate within the U.S. Government over defense spending throughout the budget process for GFY 2016 and beyond. The outcome of these debates could have long-term consequences for our industry and company as described below. However, we continue to believe that our portfolio of products and services will continue to be well supported in a strategically focused allocation of budget resources.

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

Despite the continued uncertainty surrounding U.S. Government budgets, the investments and acquisitions we have made in recent years have sought to align our businesses with what we believe are the most critical national priorities and mission areas. Additionally, we are seeking to lessen our dependence on contracts with the U.S. Government by focusing on expanding into adjacent markets close to our core capabilities and growing international sales but we may not be successful in this strategy. The possibility remains, however, that our programs could be materially reduced, extended, or terminated as a result of the U.S. Government’s continuing assessment of priorities, changes in government priorities, or budget reductions, including sequestration (particularly in those circumstances where sequestration is implemented across-the-board without regard to national priorities). Additionally, decreases in production volume associated with budget cuts, including sequestration, will increase unit costs making our products less affordable for both our U.S. and international customers. In particular, sequestration may also result in significant rescheduling or termination activity with our supplier base. Such activity could result in claims from our suppliers, which may include the amount established in any settlement agreements, the costs of evaluating the supplier settlement proposals, and the costs of negotiating settlement agreements. Budget cuts, including sequestration, could result in restructuring charges, impairment of assets, including goodwill, or other charges. We expect costs associated with claims from our suppliers and restructuring charges will be recovered from our customers.

Generally, we expect that the impact of budget reductions on our operating results will lag in certain of our businesses with longer cycles such as our Aeronautics and Space Systems business segments, and our products businesses within our MFC and MST business segments, due to our production contract backlog. However, our businesses with smaller, short-term contracts are the most susceptible to the impacts of budget reductions, such as our IS&GS business segment and certain services businesses within our MFC and MST business segments. We have also experienced increased market pressures in these services businesses including lower in-theater support as troop levels are drawn down and increased re-competition on existing contracts coupled with the fragmentation of large contracts into multiple smaller contracts that are awarded primarily on the basis of price. Additionally, our services businesses across most of our business segments have experienced lower volume due to improved product field performance that require less service support.

Other Business Considerations

International Business

A key component of our strategic plan is to grow our international sales. To accomplish this growth, we continue to focus on expanding our in-country presence and strengthening our relationships internationally through partnerships and local production joint technology offices. Since 2013, we have acquired Amor Group, a United Kingdom-based company, and we have opened new in-country offices including Israel, United Kingdom, the United Arab Emirates (UAE) and Saudi Arabia that will enable development of partnerships to create products and enhance our offerings in technology, aerospace and security sectors. We conduct business with international customers primarily through our Aeronautics, MFC and MST business segments.

In our Aeronautics business segment, there remains strong international interest in the F-35 program. The F-35 program includes commitments from eight international partner countries and three international customers; as well as expressions of interest from other countries. The U.S. Government and the eight partner countries continue to work together on the design, testing, production and sustainment of the F-35. The international role on the program is growing as we installed the Autonomic Logistics Information System Central Point of Entry kit at the final assembly and checkout facility in Italy. We also delivered the first two Australian F-35 aircraft in 2014. The number of F-35 aircraft for international customers in recent low-rate initial production (LRIP) contracts continues to increase, with the recent LRIP 8 contract including aircraft orders for Israel and Japan.

Other areas of international expansion at our Aeronautics business segment include the F-16 and C-130J programs. The award from Iraq in 2013 for 18 additional F-16 aircraft extends production into 2017. Also, we delivered 11 C-130J Super Hercules aircraft to various international customers in 2014.

Our MFC business segment produces the Patriot Advanced Capability-3 (PAC-3) and Terminal High Altitude Area Defense (THAAD) air and missile defense systems, which continue to generate significant international interest. The PAC-3 is an advanced missile defense system designed to intercept incoming airborne threats. During 2014, we received an award to provide PAC-3 missile defense equipment to Qatar. Other international customers include Japan, Germany, the Netherlands, Taiwan, Kuwait and the UAE. Other countries in the Middle East and the Asia-Pacific region have also expressed interest in our air and missile defense systems. Additionally, we continue to see international demand for our tactical missile and fire control products.

In our MST business segment, we continue to experience international interest in the Aegis Ballistic Missile Defense System. We perform activities in the development, production, ship integration and test and lifetime support for ships of international customers such as Japan, Spain, Korea and Australia. We have an ongoing program in Canada for combat systems equipment upgrades on 13 Halifax-class frigates. In our Training and Logistics Solutions portfolio, we have active programs and pursuits in United Kingdom, Saudi Arabia, Canada, Singapore, Qatar, and Australia. Also, we integrate mission avionics on the MH-60 program for Australia and Denmark.

Status of the F-35 Program

The F-35 program consists of a development contract and multiple production contracts, including sustainment activities. The development contract is being performed concurrent with the production contracts. Concurrent performance of development and production contracts is used for complex programs to test aircraft, shorten the time to field systems, and achieve overall cost savings. We expect the development portion of the F-35 program will be substantially complete in 2017, with less significant efforts continuing into 2019. Production of the aircraft is expected to continue for many years given the U.S. Government’s current inventory objective of 2,443 aircraft for the Air Force, Marine Corps, and Navy; commitments from our eight international partners and three international customers; as well as expressions of interest from other countries.

The U.S. Government continues to complete various operational tests, including ship trials, mission system evaluations, and weapons testing, with the F-35 aircraft fleet recently surpassing 25,000 flight hours. In November 2014, the U.S. Government successfully completed testing of the carrier variant at sea aboard the USS Nimitz. Progress continues to be made on the production of aircraft. As of December 31, 2014, we have delivered 109 production aircraft to our U.S. and international partners including delivery of the final LRIP contract 5 aircraft, and have 100 production aircraft in backlog, including orders from our international partners.

Given the size and complexity of the F-35 program, we anticipate that there will be continual reviews related to aircraft performance, program schedule, cost, and requirements as part of the DoD, Congressional, and international partners’ oversight and budgeting processes. Current program challenges include, but are not limited to, supplier and partner performance, software development, level of cost associated with life cycle operations and sustainment and warranties, receiving funding for production contracts on a timely basis, executing future flight tests, findings resulting from testing, and operating the aircraft.

Portfolio Shaping Activities

We continuously strive to strengthen our portfolio of products and services to meet the current and future needs of our customers. We accomplish this in part by our independent research and development activities and through acquisition, divestiture and internal realignment activities. Internal realignments are designed to more fully leverage existing capabilities and enhance development and delivery of products and services.

We selectively pursue the acquisition of businesses and investments at attractive valuations that will expand or complement our current portfolio and allow access to new customers or technologies. We have made a number of niche acquisitions of businesses and investments in affiliates during the past several years. We also may explore the divestiture of businesses. In pursuing our business strategy, we routinely conduct discussions, evaluate targets and enter into agreements regarding possible acquisitions, divestitures, ventures and equity investments.

Acquisitions

In 2014, we paid $898 million for acquisitions of businesses and investments in affiliates, net of cash acquired, primarily related to the acquisitions of Systems Made Simple, Zeta Associates, Inc. (Zeta) and Industrial Defender, Inc. (Industrial Defender). Systems Made Simple provides solutions that leverage information technology in the healthcare domain to improve, increase, enable and ensure the exchange and interoperability of information between patients, providers and payers and has been included in our IS&GS business segment. Zeta designs systems that enable collection, processing, safeguarding and dissemination of information for intelligence and defense communities and has been included in our Space Systems business segment. Industrial Defender is a provider of cyber security solutions for control systems in the oil and gas, utility and chemical industries and has been included in our IS&GS business segment.

In 2013, we paid $269 million for acquisitions of businesses and investments in affiliates, net of cash acquired, primarily related to the acquisition of Amor Group, a United Kingdom-based company specializing in information technology, civil government services and the energy market. This acquisition is aligned with our strategy to grow international sales and has been included in our IS&GS business segment.

In 2012, we paid $259 million for acquisitions of businesses and investments in affiliates, net of cash acquired, primarily related to the acquisitions of Chandler/May, Inc. (Chandler/May), CDL Systems Ltd. (CDL) and Procerus Technologies, L.C. (Procerus). These companies specialize in the design, development, manufacturing, control and support of advanced unmanned systems, which expand our offerings in support of our customers’ increased emphasis on advanced unmanned systems and are consistent with our strategy to maintain a portfolio of advanced technology options. These companies are part of our MST business segment where they have been integrated into our portfolio of unmanned systems and technologies to align their product and service offerings to the U.S. Army. For additional information, see “Note 13 – Acquisitions and Divestitures” of our consolidated financial statements.

Consolidated Results of Operations

Since our operating cycle is primarily long term and involves many types of contracts for the design, development and manufacture of products and related activities with varying delivery schedules, the results of operations of a particular year, or year-to-year comparisons of sales and profits, may not be indicative of future operating results. The following discussions of comparative results among years should be reviewed in this context. All per share amounts cited in these discussions are presented on a “per diluted share” basis, unless otherwise noted. Our consolidated results of operations were as follows (in millions, except per share data):

	2014	2013	2012
Net sales	$45,600	$45,358	$47,182
Cost of sales	(40,345)	(41,171)	(42,986)
Gross profit	5,255	4,187	4,196
Other income, net	337	318	238
Operating profit	5,592	4,505	4,434
Interest expense	(340)	(350)	(383)
Other non-operating income, net	6	—	21
Earnings from continuing operations before income taxes	5,258	4,155	4,072
Income tax expense	(1,644)	(1,205)	(1,327)
Net earnings from continuing operations	3,614	2,950	2,745
Net earnings from discontinued operations	—	31	—
Net earnings	$3,614	$2,981	$2,745
Diluted earnings per common share
Continuing operations	$11.21	$9.04	$8.36
Discontinued operations	—	.09	—
Total diluted earnings per common share	$11.21	$9.13	$8.36

Certain amounts reported in other income, net, primarily our share of earnings or losses from equity method investees, are included in the operating profit of our business segments. Accordingly, such amounts are included in our discussion of our business segment results of operations.

Net Sales

We generate sales from the delivery of products and services to our customers. Product sales are predominantly generated in our Aeronautics, MFC, MST and Space Systems business segments and most of our service sales are generated in our IS&GS and MFC business segments. Our consolidated net sales were as follows (in millions):

	2014	2013	2012
Products	$36,093	$35,691	$37,817
Services	9,507	9,667	9,365
Total net sales	$45,600	$45,358	$47,182

Substantially all of our contracts are accounted for using the percentage-of-completion method. Under the percentage-of-completion method, we record net sales on contracts based upon our progress towards completion on a particular contract, as well as our estimate of the profit to be earned at completion. The following discussion of material changes in our consolidated net sales should be read in tandem with the following discussion of changes in our consolidated cost of sales and our business segment results of operations because changes in our sales are typically accompanied by a corresponding change in our cost of sales due to the nature of the percentage-of-completion method.

Product Sales

Our product sales represent about 80% of our total sales for both 2014 and 2013. Product sales increased $402 million, or 1%, in 2014 compared to 2013. Higher product sales of about $815 million at Aeronautics and approximately $280 million at MFC were partially offset by lower product sales of about $570 million at IS&GS and approximately $125 million at Space Systems. The increase in product sales at Aeronautics was attributable to higher volume on F-35 production contracts and sustainment activities, increased aircraft deliveries (F-16 program) and increased risk retirements (F-22 program). Product sales at MFC increased as a result of increased volume on air and missile defense systems programs (primarily THAAD), and increased deliveries on fire control programs (including the Apache Fire Control System (Apache)). Lower product sales at IS&GS were primarily due to the wind-down or completion of certain programs, driven by reductions in direct warfighter support and defense budgets tied to command and control programs. The decline at Space Systems was due to lower volume for government satellite programs (primarily Advanced Extremely High Frequency (AEHF), Global Positioning System III (GPS-III), and Mobile User Objective System (MUOS)), partially offset by the Orion program due to increased volume (primarily the first unmanned test flight of the Orion Multi-Purpose Crew Vehicle (MPCV)).

Our product sales represent about 80% of our total sales for both 2013 and 2012. Product sales decreased $2.1 billion, or 6%, in 2013 compared to 2012 primarily due to lower volume and deliveries. Product sales decreased about $915 million at Aeronautics primarily due to fewer aircraft deliveries (primarily F-16 and C-130) and lower volume and risk retirements on F-22 due to completion of aircraft deliveries in 2012, partially offset by increased volume and risk retirements on F-35 production contracts and increased aircraft deliveries on the C-5 program; about $750 million at IS&GS for various programs due to lower volume (such as Next Generation Identification (NGI) and En Route Automation Modernization (ERAM) programs); about $440 million at MST due to fewer deliveries (primarily PTDS as final surveillance system deliveries occurred during the second quarter of 2012) and lower volume (primarily integrated warfare systems and sensors programs); and about $405 million at Space Systems due to lower volume (primarily commercial satellites and the Orion program) partially offset by increased volume (primarily various government satellite programs). The decreases were partially offset by higher product sales of about $380 million at MFC due to increased volume and risk retirements (primarily THAAD and deliveries of PAC-3).

Service Sales

Our service sales represent about 20% of our total sales for 2014 and 2013. Service sales decreased $160 million, or 2%, in 2014 compared to 2013. The decreases were primarily due to lower service sales at MFC of about $355 million due to various technical services programs as a result of decreased volume reflecting market pressures, and lower service sales at Aeronautics of about $20 million attributable to decreased sustainment activities. These decreases were partially offset by higher service sales at Space Systems of about $230 million primarily for commercial space transportation programs due to launch-related activities.

Our service sales represent about 20% of our total sales for 2013 and 2012. Service sales increased $302 million, or 3%, in 2013 compared to 2012. Service sales increased about $270 million at IS&GS primarily due to the start-up of certain programs (such as the Defense Information Systems Agency – Global Information Grid Services Management-Operations (DISA GSM-O) and the National Science Foundation Antarctic Support); and about $85 million at Aeronautics primarily due to increased sustainment activities (primarily F-16). The increases were partially offset by lower service sales of about $80 million at MFC for various technical services programs due to lower volume, partially offset by various fire control programs (primarily Special Operations Forces Contractor Logistics Support Services (SOF CLSS)) due to higher volume. Service sales for 2013 were comparable to 2012 at both MST and Space Systems.

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

	2014	2013	2012
Cost of sales – products	$(31,965)	$(31,346)	$(33,495)
% of product sales	88.6%	87.8%	88.6%
Cost of sales – services	(8,393)	(8,588)	(8,383)
% of service sales	88.3%	88.8%	89.5%
Goodwill impairment charges	(119)	(195)	—
Severance charges	—	(201)	(48)
Other unallocated, net	132	(841)	(1,060)
Total cost of sales	$(40,345)	$(41,171)	$(42,986)

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

Product Costs

Product costs increased $619 million, or 2%, in 2014 compared to 2013. Product costs increased about $815 million at Aeronautics, approximately $320 million at MFC and about $85 million at MST. Increases in product costs at Aeronautics and MFC were primarily due to the reasons for higher product sales at each respective business segment described above, and net warranty reserve adjustments recorded in 2014 at MFC (including Joint Air-to-Surface Standoff Missile (JASSM), and Guided Multiple Launcher Rocker Systems (GMLRS)). The increase at MST was primarily due to the settlements of contract cost matters on certain programs in the prior year (including a portion of the terminated presidential helicopter program) that were not repeated in 2014 and higher reserves recorded on certain training and logistics solutions programs during 2014. These increases in product costs were partially offset by decreases of about $475 million at IS&GS and $130 million at Space Systems, primarily due to the reasons for lower product sales at each respective business segment described above. The 0.8% increase in product costs as a percentage of product sales in 2014 compared to 2013 was primarily due to the items increasing product costs at MFC and MST mentioned above, and decreased risk retirements at Aeronautics (primarily F-16).

Product costs decreased $2.1 billion, or 6%, in 2013 compared to 2012 primarily due to lower volume and deliveries. Product costs decreased about $770 million at Aeronautics due to fewer aircraft deliveries (primarily F-16 and C-130) and lower volume (primarily F-22), partially offset by increased volume for F-35 production contracts, increased aircraft deliveries and the impact of reducing the profit booking rate in the third quarter of 2013 for the C-5 program and lower risk retirements on various programs (primarily C-130); about $685 million at IS&GS for various programs primarily due to decreased volume; about $570 million at MST primarily due to fewer deliveries and net increased risk retirements for the PTDS program and various integrated warfare systems and sensors programs and for the favorable resolution of certain contract cost matters (including the terminated presidential helicopter program); and about $315 million at Space Systems due to lower volume (primarily commercial satellites and the Orion program). The decreases were partially offset by higher product costs of about $190 million at MFC due to increased volume (primarily THAAD and deliveries of PAC-3), partially offset by various other programs due increased risk retirements (primarily fire control programs). The 0.8% decrease in product costs as a percentage of product sales in 2013 compared to 2012 was primarily due to higher risk retirements (primarily at MFC and MST) and the favorable resolution of contractual matters at MST.

Service Costs

Service costs decreased $195 million, or 2%, in 2014 compared to 2013. Lower service costs of about $325 million at MFC and approximately $40 million at Aeronautics were partially offset by an increase in service costs of approximately $225 million at Space Systems. The decrease at MFC was attributable to lower volume for various technical services programs. The decline at Aeronautics was mostly attributable to decreased sustainment activities. The increase at Space Systems was primarily attributable to commercial space transportation programs due to launch-related activities. The 0.5% decrease in service costs as a percentage of service sales in 2014 compared to 2013 was primarily due to items decreasing service costs at MFC.

Service costs increased $205 million, or 2%, in 2013 compared to 2012. Most of our service costs are in the IS&GS and MFC business segments. The increase in service costs was primarily attributable to higher service costs at our IS&GS and Aeronautics business segments partially offset by lower service costs at our MFC business segment. Service costs increased about $245 million at IS&GS primarily due to the start-up of various programs. Service costs increased about $40 million at Aeronautics primarily due to increased sustainment activities (primarily F-16). Service costs decreased about $75 million at MFC primarily due to lower volume of various technical services programs, partially offset by higher volume from various fire control programs (primarily SOF CLSS). The 0.7% decrease in service costs as a percentage of service sales in 2013 compared to 2012 was primarily due to higher risk retirements on sustainment contracts at Aeronautics.

Goodwill Impairment Charges

In the fourth quarters of 2014 and 2013, we recorded non-cash goodwill impairment charges of $119 million and $195 million, which reduced our net earnings by $107 million ($.33 per share) and $176 million ($.54 per share). For additional information, see the “Critical Accounting Policies – Goodwill” section below and “Note 1 – Significant Accounting Policies” of our consolidated financial statements.

Restructuring Charges

2013 Actions

During 2013, we recorded charges related to certain severance actions totaling $201 million of which $83 million, $37 million and $81 million related to our IS&GS, MST and Space Systems business segments. These charges reduced our net earnings by $130 million ($.40 per share) and primarily related to a plan we committed to in November 2013 to close and consolidate certain facilities and reduce our total workforce by approximately 4,000 positions within our IS&GS, MST and Space Systems business segments. These charges also include $30 million related to certain severance actions at our IS&GS business segment that occurred in the first quarter of 2013, which were subsequently paid in 2013.

The November 2013 plan resulted from a strategic review of facility capacity and future workload projections for these businesses and is intended to better align our organization and cost structure and improve the affordability of our products and services given the changes in U.S. Government spending as well as the rapidly changing competitive and economic landscape. Upon separation, terminated employees receive lump-sum severance payments primarily based on years of service. As of December 31, 2014, we have paid approximately $107 million in severance payments associated with this action, of which approximately $92 million was paid during the year ended December 31, 2014. The remaining severance payments are expected to be paid through the middle of 2015.

We also expect to incur total accelerated costs (e.g., accelerated depreciation expense related to long-lived assets at the sites to be closed) and incremental costs (e.g., relocation of equipment and other employee related costs) of approximately $15 million, $50 million and $175 million at our IS&GS, MST and Space Systems business segments through the completion of this plan in 2015. As of December 31, 2014, we have incurred total accelerated and incremental costs of approximately $110 million, most of which was incurred during the year ended December 31, 2014. The accelerated and incremental costs are recorded as incurred in cost of sales on our Statements of Earnings and included in the respective business segment’s results of operations. We expect to recover a substantial amount of the restructuring charges through the pricing of our products and services to the U.S. Government and other customers, with the impact included in the respective business segment’s results of operations. Of the total accelerated and incremental costs to be incurred mentioned above, we have recovered approximately $50 million in 2014 and expect to recover approximately $50 million in 2015. Also, we expect the restructuring charges will reduce our 2015 cash flow from operations by approximately $170 million, mostly due to expected incremental costs in 2015.

2012 Actions

During 2012, we recorded charges related to certain severance actions totaling $48 million of which $25 million related to our Aeronautics business segment and $23 million related to the reorganization of our former Electronic Systems business segment. These charges reduced our net earnings by $31 million ($.09 per share) and consisted of severance costs associated with the elimination of certain positions through either voluntary or involuntary actions. These severance actions resulted from cost reduction initiatives to better align our organization with changing economic conditions. Upon separation, terminated employees received lump-sum severance payments primarily based on years of service, all of which were paid in 2013.

Other Unallocated, Net

Other unallocated, net primarily includes the FAS/CAS pension adjustment as described in the Business Segment Results of Operations section below, stock-based compensation and other corporate costs. These items are not allocated to the business segments and, therefore, are excluded from the cost of sales for products and services. Other unallocated, net was $132 million of income for 2014, compared to $841 million and $1.1 billion of expense in 2013 and 2012.

The fluctuation between each respective period was primarily attributable to the change in the FAS/CAS pension adjustment to income of $376 million for 2014 compared to expense of $482 million and $830 million for 2013 and 2012, partially offset by fluctuations in other costs associated with various corporate items, none of which were individually significant. The changes in the FAS/CAS pension adjustment between the periods were attributable to various items impacting the calculations of financial accounting standards (FAS) pension expense and U.S. Government Cost Accounting Standards (CAS) pension cost. FAS pension expense in 2014 was less than 2013 and 2012 due to higher discount rates used to calculate our qualified defined benefit obligations and net periodic benefit cost. Additionally, beginning in the quarter ended September 28, 2014, FAS pension expense was reduced by the June 2014 plan amendments to certain of our defined benefit pension plans to freeze future retirement benefits, partially offset by the impact of using new longevity (also known as mortality) assumptions (Note 9). The higher CAS pension cost in 2014 compared to 2013 and 2012 reflects the impact of phasing in CAS Harmonization, partially offset by the effect of higher interest rates required by the Highway and Transportation Funding Act of 2014 (HATFA), which was enacted on August 8, 2014. See “Critical Accounting Policies – Postretirement Benefit Plans” for a discussion of HATFA and CAS Harmonization and the impact on our CAS pension cost.

Other Income, Net

Other income, net primarily includes our share of earnings or losses from equity method investees. Other income, net for 2014 was $337 million, compared to $318 million in 2013 and $238 million in 2012. The changes between years primarily were due to fluctuations in earnings from equity method investees in our Aeronautics and Space Systems business segments, as discussed in the “Business Segment Results of Operations” section below.

Interest Expense

Interest expense for 2014 was $340 million, compared to $350 million in 2013 and $383 million in 2012. The decrease from 2012 to 2013 was primarily attributable to lower interest rates on our outstanding debt from the debt exchange that occurred in December 2012.

Other Non-Operating Income, Net

Other non-operating income, net in 2014 was comparable to 2013. Other non-operating income, net decreased $21 million from 2012 to 2013 primarily due to a gain from the sale of an investment in 2012.

Income Tax Expense

Our effective income tax rate from continuing operations was 31.3% for 2014, 29.0% for 2013 and 32.6% for 2012. The rates for all periods benefited from tax deductions for U.S. manufacturing activities, deductions for dividends paid to our defined contribution plans with an employee stock ownership plan feature, and the retroactive reinstatement of the research and development (R&D) tax credit, which were partially offset by the unfavorable impacts of the non-cash goodwill impairment charges in 2014 and 2013.

The U.S. manufacturing deduction benefit for 2014 and 2013 reduced our effective tax rate by approximately two percentage points as compared to 2012. The decrease between years occurred because our tax-deductible discretionary pension contributions of $2.5 billion in 2012, which reduced U.S. manufacturing deduction benefits by $59 million ($.18 per share), were significantly higher than in 2014 and 2013.

In 2014, the R&D tax credit was temporarily reinstated for one year, retroactive to the beginning of 2014, which reduced our effective tax rate by 0.9 percentage point. In 2013, the R&D tax credit was temporarily reinstated for two years, retroactive to the beginning of 2012. As a result, the effective income tax rate for 2013 reflects the credit for all of 2013 and 2012, which reduced our effective tax rate by 1.8 percentage points. Since the R&D tax credit again expired on December 31, 2014, this benefit will not be incorporated into the Corporation’s 2015 outlook or results unless and until legislation is enacted.

A limited amount of the non-cash goodwill impairment charges will be deductible for tax purposes. Accordingly, the non-cash goodwill impairment charges increased our effective income tax rates by 0.6 percentage point for 2014 and 1.2 percentage points for 2013 (Note 1).

Future changes in tax law could significantly impact our provision for income taxes, the amount of taxes payable and our deferred tax asset and liability balances. Recent proposals to lower the U.S. corporate income tax rate would require us to reduce our net deferred tax assets upon enactment of new tax legislation, with a corresponding material, one-time, non-cash increase in income tax expense, but our income tax expense and payments would be materially reduced in subsequent years. Our net deferred tax assets as of December 31, 2014 and 2013 were $5.5 billion and $3.9 billion, based on a 35% Federal statutory income tax rate, and primarily relate to our postretirement benefit plans. If legislation reducing the Federal statutory income tax rate to 25% had been enacted at December 31, 2014, our net deferred tax assets would have been reduced by $1.6 billion and we would have recorded a corresponding one-time, non-cash increase in income tax expense of $1.6 billion. This additional expense would be less if the legislation phased in the tax rate reduction or if the final rate was higher than 25%. The amount of net deferred tax assets will change periodically based on several factors, including the measurement of our postretirement benefit plan obligations and actual cash contributions to our postretirement benefit plans.

Net Earnings from Continuing Operations

We reported net earnings from continuing operations of $3.6 billion ($11.21 per share) in 2014, $3.0 billion ($9.04 per share) in 2013 and $2.7 billion ($8.36 per share) in 2012. Both net earnings from continuing operations and earnings per share were affected by the factors mentioned above. Earnings per share also benefited from a net decrease of approximately five million common shares outstanding from December 31, 2013 to December 31, 2014 as a result of share repurchases, which were partially offset by share issuance under our stock-based awards and certain defined contribution plans.

Net Earnings from Discontinued Operations

Net earnings from discontinued operations for 2013 include a benefit of $31 million resulting from the resolution of certain tax matters related to a business sold prior to 2013.

Business Segment Results of Operations

We operate in five business segments: Aeronautics, IS&GS, MFC, MST and Space Systems. We organize our business segments based on the nature of the products and services offered. Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation.

Operating profit of our business segments includes our share of earnings or losses from equity method investees because the operating activities of the equity method investees are closely aligned with the operations of our business segments. United Launch Alliance (ULA), which is part of our Space Systems business segment, is our primary equity method investee. Operating profit of our business segments excludes the FAS/CAS pension adjustment described below; expense for stock-based compensation; the effects of items not considered part of management’s evaluation of segment operating performance, such as charges related to goodwill impairments (Note 1) and significant severance actions (Note 14); gains or losses from divestitures (Note 13); the effects of certain legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit.

Our business segments’ results of operations include pension expense only as calculated under U.S. Government Cost Accounting Standards, which we refer to as CAS pension cost. We recover CAS pension cost through the pricing of our products and services on U.S. Government contracts and, therefore, the CAS pension cost is recognized in each of our business segments’ net sales and cost of sales. Since our consolidated financial statements must present pension expense calculated in accordance with FAS requirements under U.S. generally accepted accounting principles (GAAP), which we refer to as FAS pension expense, the FAS/CAS pension adjustment increases or decreases the CAS pension cost recorded in our business segments’ results of operations to equal the FAS pension expense. As a result, to the extent that CAS pension cost exceeds FAS pension expense, which occurred for 2014, we have FAS/CAS pension income and, conversely, to the extent FAS pension expense exceeds CAS pension cost, which occurred for 2013 and 2012, we have FAS/CAS pension expense.

The operating results in the following tables exclude businesses included in discontinued operations (Note 13) for all years presented. Summary operating results for each of our business segments were as follows (in millions):

	2014	2013	2012
Net sales
Aeronautics	$14,920	$14,123	$14,953
Information Systems & Global Solutions	7,788	8,367	8,846
Missiles and Fire Control	7,680	7,757	7,457
Mission Systems and Training	7,147	7,153	7,579
Space Systems	8,065	7,958	8,347
Total net sales	$45,600	$45,358	$47,182
Operating profit
Aeronautics	$1,649	$1,612	$1,699
Information Systems & Global Solutions	699	759	808
Missiles and Fire Control	1,358	1,431	1,256
Mission Systems and Training	843	905	737
Space Systems	1,039	1,045	1,083
Total business segment operating profit	5,588	5,752	5,583
Unallocated items
FAS/CAS pension adjustment
FAS pension expense (a)	(1,144)	(1,948)	(1,941)
Less: CAS pension cost (b)	1,520	1,466	1,111
FAS/CAS pension income (expense) (c)	376	(482)	(830)
Goodwill impairment charges (d)	(119)	(195)	—
Severance charges (e)	—	(201)	(48)
Stock-based compensation	(164)	(189)	(167)
Other, net	(89)	(180)	(104)
Total unallocated items	4	(1,247)	(1,149)
Total consolidated operating profit	$5,592	$4,505	$4,434

(a)

FAS pension expense in 2014 was less than in 2013 due to higher discount rates used to calculate our qualified defined benefit obligations and net periodic benefit cost. Additionally, beginning in the quarter ended September 28, 2014, FAS pension expense was reduced by the June 2014 plan amendments to certain of our defined benefit pension plans to freeze future retirement benefits, partially offset by the impact of using new longevity assumptions (Note 9).

(b)

The higher CAS pension cost reflects the impact of phasing in CAS Harmonization, partially offset by the effect of higher interest rates required by the HATFA, enacted on August 8, 2014. See “Critical Accounting Policies – Postretirement Benefit Plans” for a discussion of HATFA and CAS Harmonization and the impact on our CAS pension cost.

(c)	We expect FAS/CAS pension income in 2015 of about $475 million as further discussed in the “Critical Accounting Policies – Postretirement Benefit Plans” section below.
(d)

We recognized non-cash goodwill impairment charges related to the Technical Services reporting unit within our MFC business segment in 2014 and 2013. For more information, see “Note 1 – Significant Accounting Policies” of our consolidated financial statements.

(e)

See “Note 14 – Restructuring Charges” of our consolidated financial statements for information on charges related to certain severance actions at our business segments and Corporate Headquarters. Severance charges for initiatives that are not significant are included in business segment operating profit.

The following segment discussions also include information relating to backlog for each segment. Backlog was approximately $80.5 billion, $82.6 billion and $82.3 billion at December 31, 2014, 2013 and 2012. These amounts included both funded backlog (firm orders for which funding has been both authorized and appropriated by the customer – Congress in the case of U.S. Government agencies) and unfunded backlog (firm orders for which funding has not yet been appropriated). Backlog does not include unexercised options or task orders to be issued under indefinite-delivery, indefinite-quantity contracts. Funded backlog was approximately $56.5 billion at December 31, 2014.

Management evaluates performance on our contracts by focusing on net sales and operating profit and not by type or amount of operating expense. Consequently, our discussion of business segment performance focuses on net sales and operating profit, consistent with our approach for managing the business. This approach is consistent throughout the life cycle of our contracts, as management assesses the bidding of each contract by focusing on net sales and operating profit and monitors performance on our contracts in a similar manner through their completion.

We regularly provide customers with reports of our costs as the contract progresses. The cost information in the reports is accumulated in a manner specified by the requirements of each contract. For example, cost data provided to a customer for a product would typically align to the subcomponents of that product (such as a wing-box on an aircraft) and for services would align to the type of work being performed (such as help-desk support). Our contracts generally are cost-based, which allows for the recovery of costs in the pricing of our products and services. Most of our contracts are bid and negotiated with our customers under circumstances in which we are required to disclose our estimated total costs to provide the product or service. This approach for negotiating contracts with our U.S. Government customers generally allows for the recovery of our costs. We also may enter into long-term supply contracts for certain materials or components to coincide with the production schedule of certain products and to ensure their availability at known unit prices.

Many of our contracts span several years and include highly complex technical requirements. At the outset of a contract, we identify and monitor risks to the achievement of the technical, schedule and cost aspects of the contract and assess the effects of those risks on our estimates of total costs to complete the contract. The estimates consider the technical requirements (e.g., a newly-developed product versus a mature product), the schedule and associated tasks (e.g., the number and type of milestone events) and costs (e.g., material, labor, subcontractor, overhead and the estimated costs to fulfill our industrial cooperation agreements required under certain contracts with international customers). The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements, schedule and costs in the initial estimated total costs to complete the contract. Profit booking rates may increase during the performance of the contract if we successfully retire risks surrounding the technical, schedule and cost aspects of the contract which decreases the estimated total costs to complete the contract. Conversely, our profit booking rates may decrease if the estimated total costs to complete the contract increase. All of the estimates are subject to change during the performance of the contract and may affect the profit booking rate.

We have a number of programs that are designated as classified by the U.S. Government which cannot be specifically described. The operating results of these classified programs are included in our consolidated and business segment results and are subjected to the same oversight and internal controls as our other programs.

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

Changes in net sales and operating profit generally are expressed in terms of volume. Changes in volume refer to increases or decreases in sales or operating profit resulting from varying production activity levels, deliveries or service levels on individual contracts. Volume changes in segment operating profit are typically based on the current profit booking rate for a particular contract.

In addition, comparability of our segment sales, operating profit and operating margins may be impacted favorably or unfavorably by changes in profit booking rates on our contracts accounted for using the percentage-of-completion method of accounting. Increases in the profit booking rates, typically referred to as risk retirements, usually relate to revisions in the estimated total costs that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate resulting in an increase in the estimated total costs to complete and a reduction in the profit booking rate. Increases or decreases in profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Segment operating profit and margins may also be impacted favorably or unfavorably by other items. Favorable items may include the positive resolution of contractual matters, cost recoveries on restructuring charges and insurance recoveries. Unfavorable items may include the adverse resolution of contractual matters; certain asset impairments; restructuring charges, except for significant severance actions as mentioned above which are excluded from segment operating results; and reserves for disputes. Segment operating profit and items such as risk retirements, reductions of profit booking rates or other matters are presented net of state income taxes.

Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, net of state income taxes, increased segment operating profit by approximately $1.8 billion, $2.1 billion and $1.9 billion for

2014, 2013 and 2012. The decrease in our consolidated net adjustments for 2014 compared to 2013 was primarily due to a decrease in profit booking rate adjustments at our Aeronautics, MFC and MST business segments. The increase in our consolidated net adjustments for 2013 as compared to 2012 was primarily due to an increase in profit booking rate adjustments at our MST and MFC business segments and, to a lesser extent, the increase in the favorable resolution of contractual matters for the corporation. The consolidated net adjustments for 2014 are inclusive of approximately $650 million in unfavorable items, which include reserves recorded on certain training and logistics solutions programs at MST and net warranty reserve adjustments for various programs (including JASSM and GMLRS) at MFC as described in the respective business segment’s results of operations below. The consolidated net adjustments for 2013 and 2012 are inclusive of approximately $600 million and $500 million in unfavorable items, which include a significant profit reduction on the F-35 development contract in both years, as well as a significant profit reduction on the C-5 program in 2013, each as described in our Aeronautics business segment’s results of operations discussion below.

Aeronautics

Our Aeronautics business segment is engaged in the research, design, development, manufacture, integration, sustainment, support and upgrade of advanced military aircraft, including combat and air mobility aircraft, unmanned air vehicles and related technologies. Aeronautics’ major programs include the F-35 Lightning II Joint Strike Fighter, C-130 Hercules, F-16 Fighting Falcon, F-22 Raptor and the C-5M Super Galaxy. Aeronautics’ operating results included the following (in millions):

	2014	2013	2012
Net sales	$14,920	$14,123	$14,953
Operating profit	1,649	1,612	1,699
Operating margins	11.1%	11.4%	11.4%
Backlog at year-end	$27,600	$28,000	$30,100

2014 compared to 2013

Aeronautics’ net sales for 2014 increased $797 million, or 6%, compared to 2013. The increase was primarily attributable to higher net sales of approximately $790 million for F-35 production contracts due to increased volume and sustainment activities; about $55 million for the F-16 program due to increased deliveries (17 aircraft delivered in 2014 compared to 13 delivered in 2013) partially offset by contract mix; and approximately $45 million for the F-22 program due to increased risk retirements. The increases were partially offset by lower net sales of approximately $55 million for the F-35 development contract due to decreased volume, partially offset by the absence in 2014 of the downward revision to the profit booking rate that occurred in 2013; and about $40 million for the C-130 program due to fewer deliveries (24 aircraft delivered in 2014 compared to 25 delivered in 2013) and decreased sustainment activities, partially offset by contract mix.

Aeronautics’ operating profit for 2014 increased $37 million, or 2%, compared to 2013. The increase was primarily attributable to higher operating profit of approximately $85 million for the F-35 development contract due to the absence in 2014 of the downward revision to the profit booking rate that occurred in 2013; about $75 million for the F-22 program due to increased risk retirements; approximately $50 million for the C-130 program due to increased risk retirements and contract mix, partially offset by fewer deliveries; and about $25 million for the C-5 program due to the absence in 2014 of the downward revisions to the profit booking rate that occurred in 2013. The increases were partially offset by lower operating profit of approximately $130 million for the F-16 program due to decreased risk retirements, partially offset by increased deliveries; and about $70 million for sustainment activities due to decreased risk retirements and volume. Operating profit was comparable for F-35 production contracts as higher volume was offset by lower risk retirements.

Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $105 million lower for 2014 compared to 2013.

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

Backlog

Backlog decreased slightly in 2014 compared to 2013 primarily due to lower orders on F-16 and F-22 programs. Backlog decreased in 2013 compared to 2012 mainly due to lower orders on F-16, C-5 and C-130 programs, partially offset by higher orders on the F-35 program.

Trends

We expect Aeronautics’ 2015 net sales to be comparable or slightly behind 2014 due to a decline in F-16 deliveries as well as a decline in F-35 development activity, partially offset by an increase in production contracts. Operating profit is also expected to decrease in the low single digit range, due primarily to contract mix, resulting in a slight decrease in operating margins between years.

Information Systems & Global Solutions

Our IS&GS business segment provides advanced technology systems and expertise, integrated information technology solutions and management services across a broad spectrum of applications for civil, defense, intelligence and other government customers. IS&GS has a portfolio of many smaller contracts as compared to our other business segments. IS&GS has been impacted by the continued downturn in certain federal agencies’ information technology budgets and increased re-competition on existing contracts coupled with the fragmentation of large contracts into multiple smaller contracts that are awarded primarily on the basis of price. IS&GS’ operating results included the following (in millions):

	2014	2013	2012
Net sales	$7,788	$8,367	$8,846
Operating profit	699	759	808
Operating margins	9.0%	9.1%	9.1%
Backlog at year-end	$8,700	$8,300	$8,700

2014 compared to 2013

IS&GS’ net sales decreased $579 million, or 7%, for 2014 compared to 2013. The decrease was primarily attributable to lower net sales of about $645 million for 2014 due to the wind-down or completion of certain programs, driven by reductions in direct warfighter support (including JIEDDO and PTDS) and defense budgets tied to command and control programs; and approximately $490 million for 2014 due to a decline in volume for various ongoing programs, which reflects lower funding levels and programs impacted by in-theater force reductions. The decreases were partially offset by higher net sales of about $550 million for 2014 due to the start-up of new programs, growth in recently awarded programs and integration of recently acquired companies.

IS&GS’ operating profit decreased $60 million, or 8%, for 2014 compared to 2013. The decrease was primarily attributable to the activities mentioned above for sales, lower risk retirements and reserves recorded on an international program, partially offset by severance recoveries related to the restructuring announced in November 2013 of approximately $20 million for 2014. Adjustments not related to volume, including net profit booking rate adjustments, were approximately $30 million lower for 2014 compared to 2013.

2013 compared to 2012

IS&GS’ net sales decreased $479 million, or 5%, for 2013 compared to 2012. The decrease was attributable to lower net sales of about $495 million due to decreased volume on various programs (command and control programs for classified customers, NGI and ERAM programs); and approximately $320 million due to the completion of certain programs (such as Total Information Processing Support Services, the Transportation Worker Identification Credential and the Outsourcing Desktop Initiative for NASA). The decrease was partially offset by higher net sales of about $340 million due to the start-up of certain programs (such as the DISA GSM-O and the National Science Foundation Antarctic Support).

IS&GS’ operating profit decreased $49 million, or 6%, for 2013 compared to 2012. The decrease was primarily attributable to lower operating profit of about $55 million due to certain programs nearing the end of their life cycles, partially offset by higher operating profit of approximately $15 million due to the start-up of certain programs. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were comparable for 2013 compared to 2012.

Backlog

Backlog increased in 2014 compared to 2013 primarily due to several multi-year international awards and various U.S. multi-year extensions. This increase was partially offset by declining activities on various direct warfighter support and command and control programs impacted by defense budget reductions. Backlog decreased in 2013 compared to 2012 primarily due to lower orders on several programs (such as ERAM and NGI), higher sales on certain programs (the National Science Foundation Antarctic Support and the DISA GSM-O) and declining activities on several smaller programs primarily due to the continued downturn in federal information technology budgets.

Trends

We expect IS&GS’ net sales to decline in 2015 in the low to mid single digit percentage range as compared to 2014, primarily driven by the continued downturn in federal information technology budgets, an increasingly competitive environment, including the disaggregation of existing contracts, and new contract award delays, partially offset by increased sales resulting from acquisitions that occurred during the year. Operating profit is expected to decline in the low double digit percentage range in 2015 primarily driven by volume and an increase in intangible amortization from 2014 acquisition activity, resulting in 2015 margins that are lower than 2014 results.

Missiles and Fire Control

Our MFC business segment provides air and missile defense systems; tactical missiles and air-to-ground precision strike weapon systems; logistics and other technical services; fire control systems; mission operations support, readiness, engineering support and integration services; and manned and unmanned ground vehicles. MFC’s major programs include PAC-3, THAAD, Multiple Launch Rocket System, Hellfire, JASSM, Javelin, Apache, Sniper®, Low Altitude Navigation and Targeting Infrared for Night (LANTIRN®) and SOF CLSS. MFC’s operating results included the following (in millions):

	2014	2013	2012
Net sales	$7,680	$7,757	$7,457
Operating profit	1,358	1,431	1,256
Operating margins	17.7%	18.4%	16.8%
Backlog at year-end	$13,600	$15,000	$14,700

2014 compared to 2013

MFC’s net sales for 2014 decreased $77 million, or 1%, compared to 2013. The decrease was primarily attributable to lower net sales of approximately $385 million for technical services programs due to decreased volume reflecting market pressures; and about $115 million for tactical missile programs due to fewer deliveries (primarily High Mobility Artillery

Rocket System and Army Tactical Missile System). The decreases were partially offset by higher net sales of approximately $180 million for air and missile defense programs primarily due to increased volume for THAAD; about $115 million for fire control programs due to increased deliveries (including Apache); and about $125 million for various other programs due to increased volume.

MFC’s operating profit for 2014 decreased $73 million, or 5%, compared to 2013. The decrease was primarily attributable to lower operating profit of about $45 million for technical services programs due to decreased volume and reserves recorded on certain programs; about $20 million for tactical missile programs due to net warranty reserve adjustments for various programs (including JASSM and GMLRS) and fewer deliveries; and approximately $45 million for various other programs due to lower risk retirements. The decreases were partially offset by higher operating profit of approximately $20 million for air and missile defense programs due to increased volume (primarily THAAD and PAC-3); and about $15 million for fire control programs due to increased deliveries (primarily Apache), partially offset by lower risk retirements (primarily Sniper®). Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $100 million lower for 2014 compared to 2013.

2013 compared to 2012

MFC’s net sales for 2013 increased $300 million, or 4%, compared to 2012. The increase was primarily attributable to higher net sales of approximately $450 million for air and missile defense programs (THAAD and PAC-3) due to increased production volume and deliveries; about $70 million for fire control programs due to net increased deliveries and volume; and approximately $55 million for tactical missile programs due to net increased deliveries. The increases were partially offset by lower net sales of about $275 million for various technical services programs due to lower volume driven by the continuing impact of defense budget reductions and related competitive pressures. The increase for fire control programs was primarily attributable to increased deliveries on the Sniper® and LANTIRN® programs, increased volume on the SOF CLSS program, partially offset by lower volume on Longbow Fire Control Radar and other programs. The increase for tactical missile programs was primarily attributable to increased deliveries on JASSM and other programs, partially offset by fewer deliveries on GMLRS and Javelin programs.

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

Backlog

Backlog decreased in 2014 compared to 2013 primarily due to lower orders on THAAD, fire control systems programs and technical services programs, partially offset by higher orders on certain tactical missile programs and PAC-3. Backlog increased in 2013 compared to 2012 mainly due to higher orders on the THAAD program and lower sales volume compared to new orders on certain fire control systems programs in 2013, partially offset by lower orders on technical services programs and certain tactical missile programs.

Trends

We expect MFC’s net sales to decline in the mid single digit percentage range in 2015 as compared to 2014, primarily due to a decline in the services business as a result of the increased competitive environment and a slight decline in our Air and Missile Defense business, specifically THAAD and PAC-3 volume. Operating profit is expected to decrease in the high single digit percentage range, driven by reduced volume and fewer risk retirements in 2015 compared to 2014. Accordingly, operating profit margin is expected to decline from 2014 levels.

Mission Systems and Training

Our MST business segment provides ship and submarine mission and combat systems; mission systems and sensors for rotary and fixed-wing aircraft; sea and land-based missile defense systems; radar systems; littoral combat ships; simulation and training services; and unmanned systems and technologies. MST’s major programs include Aegis Combat System (Aegis), Littoral Combat Ship (LCS), MH-60, TPQ-53 Radar System and MK-41 Vertical Launching System. MST’s operating results included the following (in millions):

	2014	2013	2012
Net sales	$7,147	$7,153	$7,579
Operating profit	843	905	737
Operating margins	11.8%	12.7%	9.7%
Backlog at year-end	$11,700	$10,800	$10,700

2014 compared to 2013

MST’s net sales for 2014 were comparable to 2013. Net sales decreased by approximately $85 million for undersea systems programs due to decreased volume and deliveries; and about $55 million related to the settlements of contract cost matters on certain programs (including a portion of the terminated presidential helicopter program) in 2013 that were not repeated in 2014. The decreases were offset by higher net sales of approximately $80 million for integrated warfare systems and sensors programs due to increased volume (primarily Space Fence); and approximately $40 million for training and logistics solutions programs due to increased deliveries (primarily Close Combat Tactical Trainer).

MST’s operating profit for 2014 decreased $62 million, or 7%, compared to 2013. The decrease was primarily attributable to lower operating profit of approximately $120 million related to the settlements of contract cost matters on certain programs (including a portion of the terminated presidential helicopter program) in 2013 that were not repeated in 2014; and approximately $45 million due to higher reserves recorded on certain training and logistics solutions programs. The decreases were partially offset by higher operating profit of approximately $45 million for performance matters and reserves recorded in 2013 that were not repeated in 2014; and about $60 million for various programs due to increased risk retirements (including MH-60 and radar surveillance programs). Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $50 million lower for 2014 compared to 2013.

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

Backlog

Backlog increased in 2014 compared to 2013 primarily due to higher orders on new program starts (such as Space Fence). Backlog increased slightly in 2013 compared to 2012 mainly due to higher orders and lower sales on integrated warfare system and sensors programs (primarily Aegis) and lower sales on various service programs, partially offset by lower orders on ship and aviation systems (primarily MH-60).

Trends

We expect MST’s 2015 net sales to be comparable to 2014 net sales, with the increased volume from new program starts, specifically Space Fence and the Combat Rescue and Presidential Helicopter programs, offset by a decline in volume due to the wind-down or completion of certain programs. Operating profit is expected to decline in the mid single digit percentage range from 2014 levels, driven by a reduction in expected risk retirements in 2015. Accordingly, operating profit margin is expected to slightly decline from 2014 levels.

Space Systems

Our Space Systems business segment is engaged in the research and development, design, engineering and production of satellites, strategic and defensive missile systems and space transportation systems. Space Systems is also responsible for various classified systems and services in support of vital national security systems. Space Systems’ major programs include the Space Based Infrared System (SBIRS), AEHF, GPS-III, Geostationary Operational Environmental Satellite R-Series (GOES-R), MUOS, Trident II D5 Fleet Ballistic Missile (FBM) and Orion. Operating profit for our Space Systems business segment includes our share of earnings for our investment in ULA, which provides expendable launch services to the U.S. Government. Space Systems’ operating results included the following (in millions):

	2014	2013	2012
Net sales	$8,065	$7,958	$8,347
Operating profit	1,039	1,045	1,083
Operating margins	12.9%	13.1%	13.0%
Backlog at year-end	$18,900	$20,500	$18,100

2014 compared to 2013

Space Systems’ net sales for 2014 increased $107 million, or 1%, compared to 2013. The increase was primarily attributable to higher net sales of approximately $340 million for the Orion program due to increased volume (primarily the first unmanned test flight of the Orion MPCV); and about $145 million for commercial space transportation programs due to launch-related activities. The increases were offset by lower net sales of approximately $335 million for government satellite programs due to decreased volume (primarily AEHF, GPS-III and MUOS); and about $45 million for various other programs due to decreased volume.

Space Systems’ operating profit for 2014 was comparable to 2013. Operating profit decreased by approximately $20 million for government satellite programs due to lower volume (primarily AEHF and GPS-III), partially offset by increased risk retirements (primarily MUOS); and about $20 million due to decreased equity earnings for joint ventures. The decreases were offset by higher operating profit of approximately $30 million for the Orion program due to increased volume. Operating profit was reduced by approximately $40 million for charges, net of recoveries, related to the restructuring action announced in November 2013. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $10 million lower for 2014 compared to 2013.

2013 compared to 2012

Space Systems’ net sales for 2013 decreased $389 million, or 5%, compared to 2012. The decrease was primarily attributable to lower net sales of approximately $305 million for commercial satellite programs due to fewer deliveries (zero delivered during 2013 compared to two for 2012); and about $290 million for the Orion program due to lower volume. The decreases were partially offset by higher net sales of approximately $130 million for government satellite programs due to net increased volume; and about $65 million for strategic and defensive missile programs (primarily FBM) due to increased volume and risk retirements. The increase for government satellite programs was primarily attributable to higher volume on AEHF and other programs, partially offset by lower volume on GOES-R, MUOS and SBIRS programs.

Space Systems’ operating profit for 2013 decreased $38 million, or 4%, compared to 2012. The decrease was primarily attributable to lower operating profit of approximately $50 million for the Orion program due to lower volume and risk retirements and about $30 million for government satellite programs due to decreased risk retirements, which were partially offset by higher equity earnings from joint ventures of approximately $35 million. The decrease in operating profit for government satellite programs was primarily attributable to lower risk retirements for MUOS, GPS III and other programs, partially offset by higher risk retirements for the SBIRS and AEHF programs. Operating profit for 2013 included about $15 million of charges, net of recoveries, related to the November 2013 restructuring plan. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $15 million lower for 2013 compared to 2012.

Equity earnings

Total equity earnings recognized by Space Systems (primarily ULA in 2014 and 2013) represented approximately $280 million and $300 million, or 27% and 29% of this business segment’s operating profit during 2014 and 2013. During 2012, total equity earnings recognized by Space Systems from ULA, United Space Alliance and the U.K. Atomic Weapons Establishment joint venture represented approximately $265 million, or 24%, of this business segment’s operating profit.

Backlog

Backlog decreased in 2014 compared to 2013 primarily due to lower orders and higher sales on the Orion program, partially offset by higher orders on SBIRS. Backlog increased in 2013 compared to 2012 mainly due to higher orders on the Orion program, partially offset by lower orders on government satellite programs (primarily AEHF).

Trends

We expect Space Systems’ net sales to decline in the mid single digit percentage range in 2015 as compared to 2014; primarily due to lower delivery based sales in 2015. Operating profit is expected to decline in the low-double digit percentage range, primarily driven by lower equity earnings in 2015 compared to 2014. As a result, operating profit margin is expected to decline between the years.

Liquidity and Cash Flows

We have a balanced cash deployment strategy to enhance stockholder value and position ourselves to take advantage of new business opportunities when they arise. Consistent with that strategy, we have continued to invest in our business, including capital expenditures, independent research and development and made selective business acquisitions, while returning cash to stockholders through dividends and share repurchases, and managing our debt levels, maturities and interest rates.

We have generated strong operating cash flows, which have been the primary source of funding for our operations, capital expenditures, acquisitions, debt service and repayments, dividends, share repurchases and postretirement benefit plan contributions. Our strong operating cash flows enabled our Board of Directors to approve two key cash deployment initiatives in September 2014. First, we increased our quarterly dividend rate by 13% to $1.50 per share. Second, the Board of Directors approved a $2.0 billion increase to our share repurchase program. Inclusive of this increase, the total remaining authorization for future common share repurchases under our program was $3.7 billion as of December 31, 2014. Further, based on our current cash projections, in October 2014 we announced a new cash deployment initiative in which we plan to reduce our total outstanding share count to below 300 million shares over the next three years, market conditions and our fiduciary obligations permitting.

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

Cash received from customers, either from the payment of invoices for work performed or for advances in excess of costs incurred, is our primary source of cash. We generally do not begin work on contracts until funding is appropriated by the customer. Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type. We generally bill and collect cash more frequently under cost-reimbursable and time-and-materials contracts, which together represent approximately half of the sales we recorded in 2014, as we are authorized to bill as the costs are incurred or work is performed. A number of our fixed-price contracts may provide for performance-based payments, which allow us to bill and collect cash as we perform on the contract. The amount of performance-based payments and the related milestones are encompassed in the negotiation of each contract. The timing of such payments may differ from our incurrence of costs related to our contract performance, thereby affecting our cash flows.

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

The majority of our capital expenditures for 2014 and those planned for 2015 are for equipment, facilities infrastructure and information technology. Expenditures for equipment and facilities infrastructure are generally incurred to support new and existing programs across all of our business segments. For example, we have projects underway in our Aeronautics business segment for facilities and equipment to support higher production of the F-35 combat aircraft. In addition, we have projects underway to modernize certain of our facilities, inclusive of our efforts to consolidate and reduce leased facilities. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.

The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	2014	2013	2012
Cash and cash equivalents at beginning of year	$2,617	$1,898	$3,582

Operating activities
Net earnings	3,614	2,981	2,745
Non-cash adjustments	876	1,570	2,133
Changes in working capital	(372)	(98)	(1,061)
Other, net	(252)	93	(2,256)
Net cash provided by operating activities	3,866	4,546	1,561
Net cash used for investing activities	(1,723)	(1,121)	(1,177)
Net cash used for financing activities	(3,314)	(2,706)	(2,068)
Net change in cash and cash equivalents	(1,171)	719	(1,684)
Cash and cash equivalents at end of year	$1,446	$2,617	$1,898

Operating Activities

2014 compared to 2013

Net cash provided by operating activities decreased $680 million in 2014 compared to 2013 primarily due to higher tax payments, net of refunds received and increases in working capital. Our federal and foreign income tax payments, net of refunds received, were approximately $760 million higher in 2014 due to an increase in net income and lower refunds received in 2014 (attributable to timing of discretionary pension contributions made during the fourth quarter of 2012). The decrease of $274 million in cash provided by working capital (defined as receivables and inventories less accounts payable and customer advances and amounts in excess of costs incurred) was primarily attributed to lower cash receipts related to accounts receivable, primarily timing on the F-35 production contracts (including amounts received in 2013 from resolving U.S. Government contractual withholds that were not repeated in 2014). Partially offsetting the decreases in operating cash flows were lower pension contributions in 2014. We made $2.0 billion in contributions to our qualified defined benefit pension plans in 2014, compared to $2.25 billion in 2013. See “Critical Accounting Policies – Postretirement Benefit Plans” (under the caption “Funding Considerations”) for discussion of future postretirement benefit plan funding.

2013 compared to 2012

Net cash provided by operating activities increased $3.0 billion in 2013 as compared to 2012 primarily due to lower pension contributions, a lower increase in working capital, a tax refund in 2013 as discussed below and improved operating results. We made $2.25 billion in contributions to our qualified defined benefit pension plans during 2013, compared to $3.6 billion during 2012. The $1.0 billion decline in the growth of working capital (defined as receivables and inventories less accounts payable and customer advances and amounts in excess of costs incurred) was attributable to higher cash receipts related to accounts receivable, primarily on F-35 production contracts (including amounts from resolving U.S. Government contractual withholds). Partially offsetting the improved accounts receivable collections were higher payments to suppliers, primarily on F-35 production contracts. In addition, there was lower growth in inventories in 2013 as compared to 2012 primarily due to the timing of advance payments applied to inventory. We made tax payments, net of refunds received, of $787 million during 2013, compared to $890 million during 2012.

Investing Activities

Net cash used for investing activities increased $602 million in 2014 compared to 2013 primarily due to increased acquisition activities in 2014. Acquisition activities include both the acquisition of businesses and investments in affiliates. We paid $898 million in 2014 for acquisition activities, primarily related to the acquisitions of Zeta, Systems Made Simple, and Industrial Defender (Note 13). In 2013, we paid $269 million for acquisition activities, primarily related to the acquisition of Amor Group (Note 13). In 2012, we paid $259 million for acquisition activities, primarily related to the acquisitions of Chandler/May, CDL and Procerus (Note 13). Capital expenditures amounted to $845 million in 2014, $836 million in 2013 and $942 million in 2012.

Financing Activities

Net cash used for financing activities increased $608 million in 2014 compared to 2013 primarily due to decreased proceeds from stock option exercises in 2014, higher dividends paid and increased repurchases of common stock, partially offset by the repayment of long-term notes in 2013.

We paid dividends totaling $1.8 billion ($5.49 per share) in 2014, $1.5 billion ($4.78 per share) in 2013 and $1.4 billion ($4.15 per share) in 2012. We have increased our quarterly dividend rate in each of the last three years, including a 13% increase in the quarterly dividend rate in the fourth quarter of 2014. We declared quarterly dividends of $1.33 per share during each of the first three quarters of 2014 and $1.50 per share for the last quarter; $1.15 per share during each of the first three quarters of 2013 and $1.33 per share for the last quarter; and $1.00 per share during each of the first three quarters of 2012 and $1.15 per share for the last quarter.

We paid $1.9 billion, $1.8 billion and $1.0 billion to repurchase 11.5 million, 16.2 million and 11.1 million shares of our common stock during 2014, 2013 and 2012.

Cash received from the issuance of our common stock in connection with employee stock option exercises during 2014, 2013 and 2012 totaled $308 million, $827 million and $440 million. The exercises resulted in the issuance of 3.7 million shares, 10.0 million shares and 6.7 million shares of our common stock.

In 2013, we repaid $150 million of long-term notes with a fixed interest rate of 7.38% due to their scheduled maturities. In 2012, we paid $225 million to complete an exchange of debt due to the low interest rate environment.

Capital Structure, Resources and Other

At December 31, 2014, we held cash and cash equivalents of $1.4 billion. As of December 31, 2014, approximately $500 million of our cash and cash equivalents was held outside of the U.S. by foreign subsidiaries. Although those balances are generally available to fund ordinary business operations without legal or other restrictions, a significant portion is not immediately available to fund U.S. operations unless repatriated. Our intention is to permanently reinvest earnings from our foreign subsidiaries. While we do not intend to do so, if this cash had been repatriated at the end of 2014, we estimate that about $55 million of U.S. federal income tax would have been due after considering foreign tax credits.

Our outstanding debt, net of unamortized discounts, amounted to $6.2 billion and mainly is in the form of publicly-issued notes that bear interest at fixed rates. As of December 31, 2014, we were in compliance with all covenants contained in our debt and credit agreements.

In August 2014, we entered into a new $1.5 billion revolving credit facility with a syndicate of banks and concurrently terminated our existing $1.5 billion revolving credit facility which was scheduled to expire in August 2016. The new credit facility expires in August 2019. We may request and the banks may grant, at their discretion, an increase to the new credit facility up to an additional $500 million. The credit facility also includes a sublimit of up to $300 million available for the issuance of letters of credit. There were no borrowings outstanding under the new credit facility through December 31, 2014. Borrowings under the new credit facility would be unsecured and bear interest at rates based, at our option, on a Eurodollar Rate or a Base Rate, as defined in the new credit facility. Each bank’s obligation to make loans under the new credit facility is subject to, among other things, our compliance with various representations, warranties and covenants, including covenants limiting our ability and certain of our subsidiaries’ ability to encumber assets and a covenant not to exceed a maximum leverage ratio, as defined in the new credit facility. The leverage ratio covenant excludes the adjustments recognized in stockholders’ equity related to postretirement benefit plans. As of December 31, 2014, we were in compliance with all covenants contained in the credit facility, as well as in our debt agreements.

We have agreements in place with financial institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding during the year ended December 31, 2014. If we were to issue commercial paper, the borrowings would be supported by the credit facility. We also have an effective shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission to provide for the issuance of an indeterminate amount of debt securities.

We actively seek to finance our business in a manner that preserves financial flexibility while minimizing borrowing costs to the extent practicable. We review changes in financial market and economic conditions to manage the types, amounts and maturities of our indebtedness. We may at times refinance existing indebtedness, vary our mix of variable-rate and fixed-rate debt or seek alternative financing sources for our cash and operational needs.

Our stockholders’ equity was $3.4 billion at December 31, 2014, a decrease of $1.5 billion from December 31, 2013. The decrease was due to the re-measurements of our postretirement benefit plans of $2.9 billion, primarily due to a decrease in the discount rate, which was partially offset by the amortization of $706 million in 2014 postretirement benefit plan expense; the repurchase of 11.5 million common shares for $1.9 billion; and dividends declared of $1.8 billion during the year. These decreases were partially offset by net earnings of $3.6 billion and employee stock activity of $799 million (including the impacts of stock option exercises, ESOP activity and stock-based compensation). As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess purchase price over par value of $1.1 billion recorded as a reduction of retained earnings.

Contractual Commitments and Off-Balance Sheet Arrangements

At December 31, 2014, we had contractual commitments to repay debt, make payments under operating leases, settle obligations related to agreements to purchase goods and services and settle tax and other liabilities. Capital lease obligations were not material. Payments due under these obligations and commitments are as follows (in millions):

	Payments Due By Period
	Total	Less Than 1 Year	Years 2 and 3	Years 4 and 5	After 5 Years
Long-term debt (a)	$7,028	$—	$952	$900	$5,176
Interest payments	5,529	347	632	603	3,947
Other liabilities	2,811	307	468	364	1,672
Operating lease obligations	856	228	314	164	150
Purchase obligations:
Operating activities	33,424	15,173	12,514	5,136	601
Capital expenditures	248	172	74	1	1
Total contractual cash obligations	$49,896	$16,227	$14,954	$7,168	$11,547

(a)	Long-term debt includes scheduled principal payments only.

Amounts related to other liabilities represent the contractual obligations for certain long-term liabilities recorded as of December 31, 2014. Such amounts mainly include expected payments under non-qualified pension plans, environmental liabilities and deferred compensation plans.

Purchase obligations related to operating activities include agreements and contracts that give the supplier recourse to us for cancellation or nonperformance under the contract or contain terms that would subject us to liquidated damages. Such agreements and contracts may, for example, be related to direct materials, obligations to subcontractors and outsourcing arrangements. Total purchase obligations for operating activities in the preceding table include approximately $32.0 billion related to contractual commitments entered into as a result of contracts we have with our U.S. Government customers. The U.S. Government generally would be required to pay us for any costs we incur relative to these commitments if they were to terminate the related contracts “for convenience” under the Federal Acquisition Regulation (FAR), subject to available funding. This also would be true in cases where we perform subcontract work for a prime contractor under a U.S. Government contract. The termination for convenience language also may be included in contracts with foreign, state and local governments. We also have contracts with customers that do not include termination for convenience provisions, including contracts with commercial customers.

Purchase obligations in the preceding table for capital expenditures generally include facilities infrastructure, equipment and information technology.

We also may enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. These agreements are designed to enhance the social and economic environment of the foreign country by requiring the contractor to promote investment in the country. Offset agreements may be satisfied through activities that do not require us to use cash, including transferring technology, providing manufacturing and other consulting support to in-country projects and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements also may be satisfied through our use of cash for such activities as purchasing supplies from in-country vendors, providing financial support for in-country projects, establishment of ventures with local companies and building or leasing facilities for in-country operations. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customer and typically require cash outlays that represent only a fraction of the original amount in the offset agreement. The costs to satisfy our offset obligations are included in the estimates of our total costs to complete the contract and may impact our profitability and cash flows. The ability to recover investments that we make are generally dependent upon the successful operation of ventures that we do not control and may involve products and services that are dissimilar to our business activities. At December 31, 2014, the remaining obligations under our outstanding offset agreements totaled $13.1 billion, which primarily relate to our Aeronautics, MFC and MST business segments, some of which extend through 2027. To the extent we have entered into purchase obligations at December 31, 2014 that also satisfy offset agreements, those amounts are included in the preceding table. Offset programs usually extend over several years and may provide for penalties, estimated at approximately $1.3 billion at December 31, 2014, in the event we fail to perform in accordance with offset requirements. While historically we have not been required to pay material penalties, resolution of offset requirements are often the result of negotiations and subjective judgments.

In connection with our 50% ownership interest of ULA, we and The Boeing Company (Boeing) have each received distributions from ULA, including distributions of $527 million that we and Boeing have each received (since ULA’s formation in December 2006) which are subject to agreements between us, Boeing and ULA, whereby, if ULA does not have sufficient cash resources or credit capacity to make required payments under the inventory supply agreement it has with Boeing, both we and Boeing would provide to ULA, in the form of an additional capital contribution, the level of funding required for ULA to make those payments. Any such capital contributions would not exceed the amount of the distributions subject to the agreements. Based on current expectations of ULA’s cash flow needs, we currently believe that ULA should have sufficient operating cash flows and credit capacity, including access to its $560 million revolving credit agreement from third-party financial institutions, to meet its obligations such that we would not be required to make a contribution under these agreements.

In addition, both we and Boeing have cross-indemnified each other for guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through December 31, 2014, and that it will not be necessary to make payments under the cross-indemnities or guarantees.

We have entered into standby letters of credit, surety bonds and third-party guarantees with financial institutions and other third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as venture partners. At December 31, 2014, we had the following outstanding letters of credit, surety bonds and third-party guarantees (in millions):

	Commitment Expiration By Period
	Total Commitment	Less Than 1 Year	Years 2 and 3	Years 4 and 5	After 5 Years
Standby letters of credit (a)	$1,265	$ 941	$144	$120	$ 60
Surety bonds	348	348	—	—	—
Guarantees	774	22	111	127	514
Total commitments	$2,387	$1,311	$255	$247	$574

(a)	Approximately $710 million of standby letters of credit in the “Less Than 1 Year” category are expected to renew for additional periods until completion of the contractual obligation.

At December 31, 2014, third-party guarantees totaled $774 million, of which approximately 85% related to guarantees of contractual performance of ventures to which we currently are or previously were a party. This amount represents our estimate of the maximum amount we would expect to incur upon the contractual non-performance of the venture partners. In addition, we generally have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a venture partner. We believe our current and former venture partners will be able to perform their obligations, as they have done through December 31, 2014, and that it will not be necessary to make payments under the guarantees. In determining our exposures, we evaluate the reputation, technical capabilities and credit quality of our current and former venture partners.

Critical Accounting Policies

Contract Accounting / Sales Recognition

Substantially all of our net sales are accounted for using the percentage-of-completion method, which requires that significant estimates and assumptions be made in accounting for the contracts. Our remaining net sales are derived from contracts to provide services to non-U.S. Government customers, which we account for under a services accounting model.

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

We classify net sales as products or services on our Statements of Earnings based on the predominant attributes of the underlying contract. Most of our long-term contracts are denominated in U.S. dollars, including contracts for sales of military products and services to international governments contracted through the U.S. Government. We record sales for both products and services under cost-reimbursable, fixed-price and time-and-materials contracts.

Contract Types

Cost-reimbursable contracts

Cost-reimbursable contracts, which accounted for about 40% of our total net sales in 2014 and 45% of our total net sales in 2013 and 2012, provide for the payment of allowable costs incurred during performance of the contract plus a fee, up to a ceiling based on the amount that has been funded. We generate revenue under two general types of cost-reimbursable contracts: cost-plus-award-fee/incentive fee which represent a substantial majority of our cost-reimbursable contracts; and cost-plus-fixed-fee contracts.

Cost-plus-award-fee contracts provide for an award fee that varies within specified limits based on the customer’s assessment of our performance against a predetermined set of criteria, such as targets based on cost, quality, technical and schedule criteria. Cost-plus-incentive-fee contracts provide for reimbursement of costs plus a fee which is adjusted by a formula based on the relationship of total allowable costs to total target costs (incentive based on cost) or reimbursement of costs plus an incentive to exceed stated performance targets (incentive based on performance). The fixed fee in a cost-plus-fixed-fee contract is negotiated at the inception of the contract and that fixed fee does not vary with actual costs.

Fixed-price and other contracts

Under fixed-price contracts, which accounted for about 55% of our total net sales in 2014 and 50% of our total net sales in 2013 and 2012, we agree to perform the specified work for a pre-determined price. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less profit or could incur a loss. Some fixed-price contracts have a performance-based component under which we may earn incentive payments or incur financial penalties based on our performance.

Under time-and-materials contracts, which accounted for about 5% of our total net sales in 2014, 2013 and 2012, we are paid a fixed hourly rate for each direct labor hour expended and we are reimbursed for allowable material costs and allowable out-of-pocket expenses. To the extent our actual direct labor and associated costs vary in relation to the fixed hourly billing rates provided in the contract, we will generate more or less profit or could incur a loss.

Percentage-of-Completion Method of Accounting

We record net sales and an estimated profit on a percentage-of-completion basis for cost-reimbursable and fixed-price contracts for product and services contracts with the U.S. Government.

The percentage-of-completion method for product contracts depends on the nature of the products provided under the contract. For example, for contracts that require us to perform a significant level of development effort in comparison to the total value of the contract and/or to deliver minimal quantities, sales are recorded using the cost-to-cost method to measure progress toward completion. Under the cost-to-cost method, we recognize sales and an estimated profit as costs are incurred based on the proportion that the incurred costs bear to total estimated costs. For contracts that require us to provide a substantial number of similar items without a significant level of development, we record sales and an estimated profit on a percentage-of-completion basis using units-of-delivery as the basis to measure progress toward completing the contract. For contracts to provide services to the U.S. Government, sales are generally recorded using the cost-to-cost method.

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

Accounting for contracts using the percentage-of-completion method requires judgment relative to assessing risks, estimating contract sales and costs (including estimating award and incentive fees and penalties related to performance) and making assumptions for schedule and technical issues. Due to the number of years it may take to complete many of our contracts and the scope and nature of the work required to be performed on those contracts, the estimation of total sales and costs at completion is complicated and subject to many variables and, accordingly, is subject to change. When adjustments in estimated total contract sales or estimated total costs are required, any changes from prior estimates are recognized in the current period for the inception-to-date effect of such changes.

Our estimates of costs at completion of the contract are based on assumptions we make for variables such as labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the contract (to estimate increases in wages and prices for materials), performance by our subcontractors and the availability and timing of funding from our customer, among other variables. When estimates of total costs to be incurred on a contract exceed total estimates of sales to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.

Many of our contracts span several years and include highly complex technical requirements. At the outset of a contract, we identify and monitor risks to the achievement of the technical, schedule and cost aspects of the contract and assess the effects of those risks on our estimates of total costs to complete the contract. The estimates consider the technical requirements (e.g., a newly-developed product versus a mature product), the schedule and associated tasks (e.g., the number and type of milestone events) and costs (e.g., material, labor, subcontractor, overhead and the estimated costs to fulfill our industrial cooperation agreements, sometimes referred to as offset agreements, required under certain contracts with international customers). The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements, schedule and costs in the initial estimated total costs to complete the contract. Profit booking rates may increase during the performance of the contract if we successfully retire risks surrounding the technical, schedule and cost aspects of the contract which decreases the estimated total costs to complete the contract. Conversely, our profit booking rates may decrease if the estimated total costs to complete the contract increase. All of the estimates are subject to change during the performance of the contract and may affect the profit booking rate.

In addition, comparability of our segment sales, operating profit and operating margins may be impacted favorably or unfavorably by changes in profit booking rates on our contracts accounted for using the percentage-of-completion method of accounting. Increases in the profit booking rates, typically referred to as risk retirements, usually relate to revisions in the estimated total costs that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate resulting in an increase in the estimated total costs to complete and a reduction in the profit booking rate. Increases or decreases in profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Segment operating profit and margins may also be impacted favorably or unfavorably by other items. Favorable items may include the positive resolution of contractual matters, cost recoveries on restructuring charges and insurance recoveries. Unfavorable items may include the adverse resolution of contractual matters; certain asset impairments;

restructuring charges, except for significant severance actions as mentioned above which are excluded from segment operating results; and reserves for disputes. Segment operating profit and items such as risk retirements, reductions of profit booking rates or other matters are presented net of state income taxes.

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

Other Contract Accounting Considerations

The majority of our sales are driven by pricing based on costs incurred to produce products or perform services under contracts with the U.S. Government. Cost-based pricing is determined under the FAR. The FAR provides guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. Government contracts. For example, costs such as those related to charitable contributions, interest expense and certain advertising and public relations activities are unallowable and, therefore, not recoverable through sales. In addition, we may enter into advance agreements with the U.S. Government that address the subjects of allowability and allocability of costs to contracts for specific matters. For example, most of the environmental costs we incur for environmental remediation related to sites operated in prior years are allocated to our current operations as general and administrative costs under FAR provisions and supporting advance agreements reached with the U.S. Government.

We closely monitor compliance with and the consistent application of our critical accounting policies related to contract accounting. Costs incurred and allocated to contracts are reviewed for compliance with U.S. Government regulations by our personnel and are subject to audit by the Defense Contract Audit Agency.

Postretirement Benefit Plans

Overview

Many of our employees participate in qualified and nonqualified defined benefit pension plans, retiree medical and life insurance plans and other postemployment plans (collectively, postretirement benefit plans – see Note 9). The majority of our accrued benefit obligations relate to our qualified defined benefit pension plans and retiree medical and life insurance plans. We recognize on a plan-by-plan basis the net funded status of these postretirement benefit plans under GAAP as either an asset or a liability on our Balance Sheets. There is a corresponding non-cash adjustment to accumulated other comprehensive loss, net of tax benefits recorded as deferred tax assets, in stockholders’ equity. The GAAP funded status represents the difference between the fair value of each plan’s assets and the benefit obligation of the plan. The GAAP benefit obligation represents the present value of the estimated future benefits we currently expect to pay to plan participants based on past service.

In June 2014, we amended certain of our qualified and nonqualified defined benefit pension plans for non-union employees to freeze future retirement benefits. The freeze will take effect in two stages. Beginning on January 1, 2016, the pay-based component of the formula used to determine retirement benefits will be frozen so that future pay increases, annual incentive bonuses or other amounts earned for or related to periods after December 31, 2015 will not be used to calculate retirement benefits. On January 1, 2020, the service-based component of the formula used to determine retirement benefits will also be frozen so that participants will no longer earn further credited service for any period after December 31, 2019. When the freeze is complete, the majority of our salaried employees will have transitioned to an enhanced defined contribution retirement savings plan.

As a result of these plan amendments, we were required to re-measure the assets and benefit obligations for the affected defined benefit pension plans in June 2014. We also elected to re-measure the assets and benefit obligations of substantially all other defined benefit pension plans in June 2014 to align the measurement date across substantially all of our defined benefit pension plans. As a result of the re-measurements, in June 2014 we recorded a net increase of $1.1 billion to our qualified defined benefit pension obligations and a net increase of $79 million to our nonqualified defined benefit pension obligations, which combined resulted in a corresponding increase of $735 million to other comprehensive loss during 2014, net of $402 million of tax benefits.

Additionally, in recent years, we have taken other actions to mitigate the effect of our defined benefit pension plans on our financial results, including no longer offering a defined benefit pension plan to non-union represented employees hired after December 2005 and negotiating similar changes with various labor organizations such that new union represented employees do not participate in our defined benefit pension plans. Further, during 2014, lump-sum settlement payments of $427 million were made from the defined benefit pension trust to certain former employees who had not commenced receiving their vested benefit payments and the corresponding benefit obligation was reduced by $529 million.

Notwithstanding these actions, the impact of these plans and benefits on our earnings may be volatile in that the amount of expense we record and the funded status for our postretirement benefit plans may materially change from year to year because those calculations are sensitive to funding levels as well as changes in several key economic assumptions, including interest rates, rates of return on plan assets and other actuarial assumptions including participant longevity estimates, expected rates of increase in future compensation levels through December 31, 2015 for our non-union plans, and employee turnover, as well as the timing of cash funding.

Actuarial Assumptions

The plan assets and benefit obligations are measured at the end of each year or more frequently, upon the occurrence of certain events such as a plan amendment (as described above), settlement or curtailment. The amounts we record are measured using actuarial valuations, which are dependent upon key assumptions such as discount rates, employee turnover, participant longevity, the expected rates of increase in future compensation levels through December 31, 2015 for our non-union plans, the expected long-term rate of return on plan assets and the health care cost trend rates for our retiree medical plans. The assumptions we make affect both the calculation of the benefit obligations as of the measurement date and the calculation of net periodic benefit cost in subsequent periods. When reassessing these assumptions we consider past and current market conditions and make judgments about future market trends. We also consider factors such as the timing and amounts of expected contributions to the plans and benefit payments to plan participants.

We utilized a discount rate of 4.00% when calculating our benefit obligations related to our defined benefit pension plans at December 31, 2014, compared to 4.75% at December 31, 2013 and 4.00% at December 31, 2012. We utilized a discount rate of 3.75% when calculating our benefit obligations related to our retiree medical plans at December 31, 2014, compared to 4.50% at December 31, 2013 and 3.75% at December 31, 2012. We evaluate several data points in order to arrive at an appropriate discount rate, including results from cash flow models, quoted rates from long-term bond indices and changes in long-term bond rates over the past year. As part of our evaluation, we calculate the approximate average yields on corporate bonds rated AA or better selected to match our projected postretirement benefit plan cash flows.

Longevity assumptions are used to estimate the life expectancy of plan participants during which they are expected to receive benefit payments. Recent actuarial studies indicate life expectancies are longer and would have the resultant effect of increasing the total expected benefit payments to plan participants. Our benefit obligations at December 31, 2014 reflect the new longevity assumptions which had the effect of increasing the qualified defined benefit pension benefit obligations by $3.4 billion.

We utilized an expected long-term rate of return on plan assets of 8.00% at December 31, 2014, consistent with the rate used at December 31, 2013 and December 31, 2012. The long-term rate of return assumption represents the expected long-term rate of return on the funds invested or to be invested, to provide for the benefits included in the benefit obligations. This assumption is based on several factors including historical market index returns, the anticipated long-term allocation of plan assets, the historical return data for the trust funds, plan expenses and the potential to outperform market index returns. The difference between the long-term rate of return on plan assets assumption we select and the actual return on plan assets in any given year affects both the funded status of our benefit plans and the calculation of FAS pension expense in subsequent periods. Although the actual return in any specific year likely will differ from the assumption, the average expected return over a long-term future horizon should be approximately equal to the assumption. As a result, changes in this assumption are less frequent than changes in the discount rate.

Our stockholders’ equity has been reduced cumulatively by $11.8 billion from the annual year-end measurements of the funded status of postretirement benefit plans, inclusive of the $2.9 billion for the 2014 remeasurement. The cumulative non-

cash, after-tax reduction primarily represents net actuarial losses resulting from declines in discount rates from 6.375% at the end of 2007 to 4.00% at the end of 2014 and investment losses incurred during 2008, which will be amortized to expense over the average future service period of employees expected to receive benefits under the plans of approximately 10 years. During 2014, $706 million of these amounts was recognized as a component of postretirement benefit plans expense and about $850 million is expected to be recognized as expense in 2015.

The discount rate and long-term rate of return on plan assets assumptions we select at the end of each year are based on our best estimates and judgment. A change of plus or minus 25 basis points in the 4.00% discount rate assumption at December 31, 2014, with all other assumptions held constant, would have decreased or increased the amount of the qualified pension benefit obligation we recorded at the end of 2014 by approximately $1.5 billion, which would result in an after-tax increase or decrease in stockholders’ equity at the end of the year of approximately $1.0 billion. If the 4.00% discount rate at December 31, 2014 that was used to compute the expected 2015 FAS pension expense for our qualified defined benefit pension plans had been 25 basis points higher or lower, with all other assumptions held constant, the amount of FAS pension expense projected for 2015 would be lower or higher by approximately $125 million. If the 8.00% expected long-term rate of return on plan assets assumption at December 31, 2014 that was used to compute the expected 2015 FAS pension expense for our qualified defined benefit pension plans had been 25 basis points higher or lower, with all other assumptions held constant, the amount of FAS pension expense projected for 2015 would be lower or higher by approximately $85 million.

Funding Considerations

We made contributions related to our qualified defined benefit pension plans of $2.0 billion in 2014, $2.25 billion in 2013 and $3.6 billion in 2012, inclusive of amounts in excess of our required contributions. Funding of our qualified defined benefit pension plans is determined in a manner consistent with CAS and in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006 (PPA). Our goal has been to fund the pension plans to a level of at least 80%, as determined under the PPA. This ERISA funded status is calculated on a different basis than under GAAP. In July 2012, the U.S. Government passed the Moving Ahead for Progress in the 21st Century Act of 2012 (MAP-21), which included a provision that changed the methodology for calculating the interest rate assumption used in determining the minimum funding requirements under the PPA. As a result of MAP-21 there was an increase in the interest rate assumption, which in turn lowered the minimum funding requirements. The impact of MAP-21 decreased each year and was scheduled to phase out by 2016. On August 8, 2014, the HATFA was enacted, which extends the methodology put in place by MAP-21 to calculate the interest rate assumption so that the impact will begin to decrease in 2018 and phase out by 2021. Accordingly, the HATFA has the effect of lowering our minimum funding requirements during the affected periods from what they otherwise would have been had the MAP-21 methodology not been extended. The ERISA funded status of our qualified defined benefit pension plans was about 94% and 93% as of December 31, 2014 and 2013. The GAAP funded status of our qualified defined benefit pension plans was about 76% and 78% funded at December 31, 2014 and 2013.

Contributions to our defined benefit pension plans are recovered over time through the pricing of our products and services on U.S. Government contracts, including FMS, and are recognized in our cost of sales and net sales. CAS govern the extent to which our pension costs are allocable to and recoverable under contracts with the U.S. Government, including FMS. We recovered $1.5 billion in both 2014 and 2013 and $1.1 billion in 2012 as CAS pension costs. Effective February 27, 2012, CAS rules were revised to better align the recovery of pension costs, including prepayment credits, on U.S. Government contracts with the minimum funding requirements of the PPA (referred to as CAS Harmonization). Specifically, CAS Harmonization shortened the amortization period for allocating gains and losses to U.S. Government contracts from 15 to 10 years and requires the use of an interest rate to determine CAS pension cost consistent with the interest rate used to determine minimum pension funding requirements under the PPA. While the change in the amortization period was applicable beginning in 2013, there is a transition period for the impact of the change in the CAS liability measurement due to the revised interest rate that will be phased in with the full impact occurring in 2017. We expect the incremental impact of CAS Harmonization will increase successively over years 2014 through 2017, primarily due to the liability measurement transition period included in the amended rule. The enactment of the HATFA also increased the interest rate assumption used to determine our CAS pension costs, which has the effect of lowering the recovery of pension contributions during the affected periods as it decreases our CAS pension costs.

Pension cost recoveries under CAS occur in different periods from when pension contributions are made under the PPA. Amounts contributed in excess of the CAS pension costs recovered under U.S. Government contracts are considered to be prepayment credits under the CAS rules. As of December 31, 2014, our prepayment credits were approximately $10.8 billion, inclusive of the impacts of HATFA, as compared to $9.6 billion at December 31, 2013. The prepayment balance will increase or decrease based on our actual investment return on plan assets.

Trends

We do not plan to make contributions to our qualified defined benefit pension plans in 2015 through 2017 because none are required using current assumptions. However, we anticipate recovering approximately $1.6 billion of CAS pension cost in 2015 and our CAS recoveries in 2016 and 2017 to be sequentially higher than in 2015 as we begin to recover the $10.8 billion of prepayment credits at December 31, 2014 under the CAS rules.

We expect our 2015 FAS pension expense to be $1.1 billion, which is less than our 2014 FAS pension expense of $1.2 billion, primarily due to the plan amendments announced in June 2014, offset by the impact of the new longevity assumptions and the decline in the discount rate. Also, we expect FAS/CAS pension income in 2015 of about $475 million, as compared to FAS/CAS pension income of $376 million in 2014, primarily due to higher CAS pension costs due to CAS Harmonization. FAS/CAS pension income is expected to increase sequentially from 2015 at an approximate 50% rate annually in 2016 and 2017.

Environmental Matters

We are a party to various agreements, proceedings and potential proceedings for environmental cleanup issues, including matters at various sites where we have been designated a potentially responsible party (PRP) by the U.S. Environmental Protection Agency (EPA) or by a state agency. At December 31, 2014 and 2013, the total amount of liabilities recorded on our Balance Sheet for environmental matters was $965 million and $997 million. We have recorded receivables totaling $836 million and $863 million at December 31, 2014 and 2013 for the portion of environmental costs that are probable of future recovery in pricing of our products and services for agencies of the U.S. Government, as discussed below. The amount that is expected to be allocated to our non-U.S. Government contracts or that is determined to not be recoverable under U.S. Government contracts has been expensed through cost of sales. We project costs and recovery of costs over approximately 20 years.

We enter into agreements (e.g., administrative orders, consent decrees) that document the extent and timing of our environmental remediation obligation. We also are involved in remediation activities at environmental sites where formal agreements either do not exist or do not quantify the extent and timing of our obligation. Environmental cleanup activities usually span many years, which makes estimating the costs more judgmental due to, for example, changing remediation technologies. To determine the costs related to cleanup sites, we have to assess the extent of contamination, effects on natural resources, the appropriate technology to be used to accomplish the remediation and evolving regulatory environmental standards.

We perform quarterly reviews of environmental remediation sites and record liabilities and receivables in the period it becomes probable that a liability has been incurred and the amounts can be reasonably estimated (see the discussion under “Environmental Matters” in “Note 1 – Significant Accounting Policies” and “Note 12 – Legal Proceedings, Commitments and Contingencies” to our consolidated financial statements). We consider the above factors in our quarterly estimates of the timing and amount of any future costs that may be required for remediation activities, which results in the calculation of a range of estimates for a particular environmental site. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined. Given the required level of judgment and estimation, it is likely that materially different amounts could be recorded if different assumptions were used or if circumstances were to change (e.g., a change in environmental standards or a change in our estimate of the extent of contamination).

On July 1, 2014, a regulation became effective in California setting the maximum level of the contaminant hexavalent chromium in drinking water at 10 parts per billion (ppb). In May 2014, the Manufacturers and Technology Association filed a suit alleging the 10 ppb threshold is lower than is required to protect public health and thus imposes unjustified costs on the regulated community. We cannot predict the outcome of this suit or whether other challenges may be advanced by the regulated community or environmental groups which had sought a significantly higher and lower standard, respectively. If the new standard remains at 10 ppb, it will not have a material impact on our existing remediation costs in California. In addition, California is reevaluating its existing drinking water standard with respect to a second contaminant, perchlorate, and the U.S. EPA is also considering whether to regulate perchlorate and hexavalent chromium in drinking water. If substantially lower standards are adopted, in either California or at the federal level, for perchlorate or, if the U.S. EPA were to adopt a standard for hexavalent chromium lower than 10 ppb, we expect a material increase in our estimates for environmental liabilities and the related assets for the portion of the increased costs that are probable of future recovery in the pricing of our products and services for the U.S. Government. The amount that would be allocable to our non-U.S. Government contracts or that is determined to not be recoverable under U.S. Government contracts would be expensed, which may have a material effect on our earnings in any particular interim reporting period.

Under agreements reached with the U.S. Government, most of the amounts we spend for environmental remediation are allocated to our operations as general and administrative costs. Under existing government regulations, these and other environmental expenditures relating to our U.S. Government business, after deducting any recoveries received from insurance or other PRPs, are allowable in establishing prices of our products and services. As a result, most of the expenditures we incur are included in our net sales and cost of sales according to U.S. Government agreement or regulation, regardless of the contract form (e.g. cost-reimbursable, fixed-price). We continually evaluate the recoverability of our environmental receivables by assessing, among other factors, U.S. Government regulations, our U.S. Government business base and contract mix and our history of receiving reimbursement of such costs.

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

We reasonably cannot determine the extent of our financial exposure at all environmental sites with which we are involved. There are a number of former operating facilities we are monitoring or investigating for potential future remediation. In some cases, although a loss may be probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation activities because of uncertainties (e.g., assessing the extent of the contamination). During any particular quarter, such uncertainties may be resolved, allowing us to estimate and recognize the initial liability to remediate a particular former operating site. The amount of the liability could be material. Upon recognition of the liability, a portion will be recognized as a receivable with the remainder charged to earnings which may have a material effect in any particular interim reporting period.

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

Goodwill

Our goodwill balances were $10.9 billion and $10.3 billion at December 31, 2014 and 2013. We perform an impairment test of our goodwill at least annually in the fourth quarter or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may be impaired. Such events or changes in circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators, competition, reorganizations of our business, U.S. Government budget restrictions or the disposal of all or a portion of a reporting unit. Our goodwill has been allocated to and is tested for impairment at a level referred to as the reporting unit, which is our business segment level or a level below the business segment. The level at which we test goodwill for impairment requires us to determine whether the operations below the business segment constitute a self-sustaining business for which discrete financial information is available and segment management regularly reviews the operating results.

When testing goodwill for impairment, we initially compare the fair value of each reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its fair value, we then compare the implied value of the reporting unit’s goodwill with the carrying value of its goodwill. The implied value of the reporting unit’s goodwill is calculated by creating a hypothetical balance sheet as if the reporting unit had just been acquired. This balance sheet contains all assets and liabilities recorded at fair value (including any assumed intangible assets that may not have any corresponding carrying value in our balance sheet). The implied value of the reporting unit’s goodwill is calculated by subtracting the fair value of the net assets from the fair value of the reporting unit. If the carrying value of the reporting unit’s goodwill exceeds the implied value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

We estimate the fair value of each reporting unit using a combination of a discounted cash flow (DCF) analysis and market-based valuation methodologies such as comparable public company trading values and values observed in business acquisitions. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, discount rates and relevant comparable public company earnings multiples and transaction multiples. The cash flows employed in the DCF analyses are based on our best estimate of future sales, earnings and cash flows after considering factors such as general market conditions, U.S. Government budgets, existing firm orders, expected future orders, contracts with suppliers, labor agreements, changes in working capital, long term business plans and recent operating performance. The discount rates utilized in the DCF analysis are based on the respective reporting unit’s weighted average cost of capital, which takes into account the relative weights of each component of capital structure (equity and debt) and represents the expected cost of new capital, adjusted as appropriate to consider the risk inherent in future cash flows of the respective reporting unit.

The carrying value of each reporting unit includes the assets and liabilities employed in its operations, goodwill and allocations of amounts held at the business segment and corporate levels. Corporate allocations include our postretirement benefit plans liabilities, as determined in accordance with CAS, in order to align the basis of the carrying values with the determination of the fair values of our reporting units, which are measured using CAS pension cost. CAS pension cost is recovered through the pricing of our products and services on U.S. Government contracts and, therefore, affects the fair value of each reporting unit. The amount of CAS pension liability allocated to each reporting unit is significantly influenced by a number of factors, including the discount rate used to estimate the obligation. On August 8, 2014, the HATFA was enacted, which extended the pension interest rate relief of the prior MAP-21. As a result, the interest rate used to calculate CAS pension costs recovered under our contracts with the U.S. Government increased with the resulting effect of decreasing the amount of CAS pension liability allocated to each reporting unit, contributing to an increase in the carrying value of each reporting unit.

In the fourth quarter of 2014, we performed our annual goodwill impairment test for each of our reporting units. The results of these tests indicated that the estimated fair values of our reporting units exceeded their carrying values, with the exception of our Technical Services reporting unit within our MFC business segment. Technical Services, for which we recorded a $195 million goodwill impairment in 2013, experienced further declines in fair value during 2014. Technical Services which typically has smaller customer contracts of a shorter duration, has been adversely impacted by market pressures such as lower in-theater support as troop levels are drawn down and increased re-competition on existing contracts that are awarded primarily on the basis of price. As a result, we compared the implied value of that reporting unit’s goodwill with the carrying value of its goodwill, and since the carrying value exceeded the implied value, we recorded a non-cash impairment charge of $119 million in the fourth quarter of 2014 equal to that differential.

We continue to experience uncertainty in our business environment due to significant fiscal and economic challenges facing the U.S. Government, our primary customer, as well as market pressures. While initiatives such as the Bipartisan Budget Act provide a more measured and strategic approach to addressing the U.S. Government’s fiscal challenges, budget reductions, including sequestration, remain a long-term concern as the Bipartisan Budget Act retained sequestration cuts for GFYs 2016 through 2021 and the across-the-board spending reduction methodology provided for in the Budget Control Act. Generally, our businesses with smaller, short-term contracts are the most susceptible to the impacts of budget reductions, such as our Civil reporting unit within our IS&GS business segment, Technical Services reporting unit within our MFC business segment and certain services businesses within our MST business segment. The Civil reporting unit has been impacted by the continued downturn in certain federal agencies’ information technology budgets and increased re-competition on existing contracts coupled with fragmentation of large contracts into multiple smaller contracts that are awarded primarily on the basis of price.

The carrying value of our Civil reporting unit included goodwill of $2.2 billion as of December 31, 2014. Currently, we estimate that the fair value of our Civil reporting unit exceeds its carrying value by a margin of approximately 15%. Budget reductions, contract cancellations and terminations or market pressures could cause our sales, earnings and cash flows to further decline below our current projections. Similarly, market factors utilized in the impairment analysis, including long-term growth rates, discount rates and relevant comparable public company earnings multiples and transaction multiples, could negatively impact the fair value of our reporting units. Based on our current assessment of these circumstances, we have determined that our Civil reporting unit is at risk of a future goodwill impairment should there be further deterioration of projected cash flows, negative changes in market factors or a significant increase in the carrying value of this reporting unit.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard that will change the way we recognize revenue and significantly expand the disclosure requirements for revenue recognition. Unless the FASB delays the effective date of the new standard, it will be effective for us beginning on January 1, 2017. See Note 1 (under the caption “Recent Accounting Pronouncements”) for additional information related to this new standard.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We maintain active relationships with a broad and diverse group of U.S. and international financial institutions. We believe that they provide us with sufficient access to the general and trade credit we require to conduct our business. We continue to closely monitor the financial market environment and actively manage counterparty exposure to minimize the potential impact from adverse developments with any single credit provider while ensuring availability of, and access to, sufficient credit resources.

Our main exposure to market risk relates to interest rates, foreign currency exchange rates and market prices on certain equity securities. Our financial instruments that are subject to interest rate risk principally include fixed-rate long-term debt. The estimated fair value of our outstanding debt was $7.9 billion at December 31, 2014 and the outstanding principal amount was $7.0 billion, excluding unamortized discounts of $872 million. A 10% change in the level of interest rates would not have a material impact on the fair value of our outstanding debt at December 31, 2014.

We use derivative instruments principally to reduce our exposure to market risks from changes in foreign currency exchange rates and interest rates. We do not enter into or hold derivative instruments for speculative trading purposes. We transact business globally and are subject to risks associated with changing foreign currency exchange rates. We enter into foreign currency hedges such as forward and option contracts that change in value as foreign currency exchange rates change. Our most significant foreign currency exposures relate to the British Pound Sterling and the Canadian Dollar. These contracts hedge forecasted foreign currency transactions in order to mitigate fluctuations in our earnings and cash flows associated with changes in foreign currency exchange rates. We designate foreign currency hedges as cash flow hedges. We also are exposed to the impact of interest rate changes primarily through our borrowing activities. For fixed rate borrowings, we may use variable interest rate swaps, effectively converting fixed rate borrowings to variable rate borrowings indexed to LIBOR in order to reduce the amount of interest paid. These swaps are designated as fair value hedges. For variable rate borrowings, we may use fixed interest rate swaps, effectively converting variable rate borrowings to fixed rate borrowings in order to mitigate the impact of interest rate changes on earnings. These swaps are designated as cash flow hedges. We also may enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting, which are intended to mitigate certain economic exposures.

The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on our intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives attributable to the effective portion of hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items or reflected net of income taxes in accumulated other comprehensive loss until the hedged transaction is recognized in earnings. Changes in the fair value of the derivatives that are attributable to the ineffective portion of the hedges, or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. The aggregate notional amount of our outstanding interest rate swaps at December 31, 2014 and 2013 was $1.3 billion and $1.2 billion. The aggregate notional amount of our outstanding foreign currency hedges at December 31, 2014 and 2013 was $804 million and $1.0 billion. At December 31, 2014 and 2013, the net fair value of our derivative instruments was not material (Note 15). A 10% appreciation or devaluation of the hedged currency as compared to the level of foreign exchange rates for currencies under contract at December 31, 2014 would not have a material impact on the aggregate net fair value of such contracts or our consolidated financial statements.

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

We maintain a separate trust that includes investments to fund certain of our non-qualified deferred compensation plans. As of December 31, 2014, investments in the trust totaled $1.1 billion and are reflected at fair value on our Balance Sheet in other noncurrent assets. The trust holds investments in marketable equity securities and fixed-income securities that are exposed to price changes and changes in interest rates. A portion of the liabilities associated with the deferred compensation plans supported by the trust is also impacted by changes in the market price of our common stock and certain market indices. Changes in the value of the liabilities have the effect of partially offsetting the impact of changes in the value of the trust. Both the change in the fair value of the trust and the change in the value of the liabilities are recognized on our Statements of Earnings in other unallocated, net and were not material for the year ended December 31, 2014.

ITEM 8.	Financial Statements and Supplementary Data.

Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm,

on the Audited Consolidated Financial Statements

Board of Directors and Stockholders

Lockheed Martin Corporation

We have audited the accompanying consolidated balance sheets of Lockheed Martin Corporation as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lockheed Martin Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lockheed Martin Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 9, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 9, 2015

Lockheed Martin Corporation

Consolidated Statements of Earnings

(in millions, except per share data)

	Years Ended December 31,
	2014	2013	2012
Net sales
Products	$36,093	$35,691	$37,817
Services	9,507	9,667	9,365
Total net sales	45,600	45,358	47,182
Cost of sales
Products	(31,965)	(31,346)	(33,495)
Services	(8,393)	(8,588)	(8,383)
Goodwill impairment charges	(119)	(195)	—
Severance charges	—	(201)	(48)
Other unallocated, net	132	(841)	(1,060)
Total cost of sales	(40,345)	(41,171)	(42,986)
Gross profit	5,255	4,187	4,196
Other income, net	337	318	238
Operating profit	5,592	4,505	4,434
Interest expense	(340)	(350)	(383)
Other non-operating income, net	6	—	21
Earnings from continuing operations before income taxes	5,258	4,155	4,072
Income tax expense	(1,644)	(1,205)	(1,327)
Net earnings from continuing operations	3,614	2,950	2,745
Net earnings from discontinued operations	—	31	—
Net earnings	$3,614	$2,981	$2,745

Earnings per common share
Basic
Continuing operations	$11.41	$9.19	$8.48
Discontinued operations	—	.10	—
Basic earnings per common share	$11.41	$9.29	$8.48
Diluted
Continuing operations	$11.21	$9.04	$8.36
Discontinued operations	—	.09	—
Diluted earnings per common share	$11.21	$9.13	$8.36

The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Comprehensive Income

(in millions)

	Years Ended December 31,
	2014	2013	2012
Net earnings	$3,614	$2,981	$2,745
Other comprehensive (loss) income, net of tax
Postretirement benefit plans
Net other comprehensive (loss) income recognized during the period, net of tax benefit (expense) of $1.5 billion in 2014, $(1.6) billion in 2013 and $1.8 billion in 2012	(2,870)	2,868	(3,204)
Amounts reclassified from accumulated other comprehensive loss, net of tax expense of $386 million in 2014, $555 million in 2013 and $469 million in 2012	706	1,015	858
Other, net	(105)	9	110
Other comprehensive (loss) income, net of tax	(2,269)	3,892	(2,236)
Comprehensive income	$1,345	$6,873	$509

The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation

Consolidated Balance Sheets

(in millions, except par value)

	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$1,446	$2,617
Receivables, net	5,884	5,834
Inventories, net	2,882	2,977
Deferred income taxes	1,451	1,088
Other current assets	666	813
Total current assets	12,329	13,329

Property, plant and equipment, net	4,755	4,706
Goodwill	10,862	10,348
Deferred income taxes	4,013	2,850
Other noncurrent assets	5,114	4,955
Total assets	$37,073	$36,188

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,570	$1,397
Customer advances and amounts in excess of costs incurred	5,790	6,349
Salaries, benefits and payroll taxes	1,826	1,809
Other current liabilities	1,926	1,565
Total current liabilities	11,112	11,120

Accrued pension liabilities	11,413	9,361
Other postretirement benefit liabilities	1,102	902
Long-term debt, net	6,169	6,152
Other noncurrent liabilities	3,877	3,735
Total liabilities	33,673	31,270

Stockholders’ equity
Common stock, $1 par value per share	314	319
Additional paid-in capital	—	—
Retained earnings	14,956	14,200
Accumulated other comprehensive loss	(11,870)	(9,601)
Total stockholders’ equity	3,400	4,918
Total liabilities and stockholders’ equity	$37,073	$36,188

The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Cash Flows

(in millions)

	Years Ended December 31,
	2014	2013	2012
Operating activities
Net earnings	$3,614	$2,981	$2,745
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	994	990	988
Stock-based compensation	164	189	167
Deferred income taxes	(401)	(5)	930
Goodwill impairment charges	119	195	—
Severance charges	—	201	48
Changes in assets and liabilities
Receivables, net	28	767	(460)
Inventories, net	77	(60)	(422)
Accounts payable	95	(647)	(236)
Customer advances and amounts in excess of costs incurred	(572)	(158)	57
Postretirement benefit plans	(880)	(375)	(1,883)
Income taxes	351	364	(535)
Other, net	277	104	162
Net cash provided by operating activities	3,866	4,546	1,561

Investing activities
Capital expenditures	(845)	(836)	(942)
Acquisitions of businesses and investments in affiliates	(898)	(269)	(259)
Other, net	20	(16)	24
Net cash used for investing activities	(1,723)	(1,121)	(1,177)

Financing activities
Repurchases of common stock	(1,900)	(1,762)	(990)
Proceeds from stock option exercises	308	827	440
Dividends paid	(1,760)	(1,540)	(1,352)
Repayments of long-term debt	—	(150)	—
Premium paid on debt exchange	—	—	(225)
Other, net	38	(81)	59
Net cash used for financing activities	(3,314)	(2,706)	(2,068)
Net change in cash and cash equivalents	(1,171)	719	(1,684)
Cash and cash equivalents at beginning of year	2,617	1,898	3,582
Cash and cash equivalents at end of year	$1,446	$2,617	$1,898

The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Stockholders’ Equity

(in millions, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2011	$321	$ —	$11,937	$(11,257)	$ 1,001
Net earnings	—	—	2,745	—	2,745
Other comprehensive loss, net of tax	—	—	—	(2,236)	(2,236)
Repurchases of common stock	(11)	(889)	(108)	—	(1,008)
Dividends declared ($4.15 per share)	—	—	(1,363)	—	(1,363)
Stock-based awards and ESOP activity	11	889	—	—	900
Balance at December 31, 2012	321	—	13,211	(13,493)	39
Net earnings	—	—	2,981	—	2,981
Other comprehensive income, net of tax	—	—	—	3,892	3,892
Repurchases of common stock	(16)	(1,294)	(434)	—	(1,744)
Dividends declared ($4.78 per share)	—	—	(1,558)	—	(1,558)
Stock-based awards and ESOP activity	14	1,294	—	—	1,308
Balance at December 31, 2013	319	—	14,200	(9,601)	4,918
Net earnings	—	—	3,614	—	3,614
Other comprehensive income, net of tax	—	—	—	(2,269)	(2,269)
Repurchases of common stock	(12)	(792)	(1,096)	—	(1,900)
Dividends declared ($5.49 per share)	—	—	(1,762)	—	(1,762)
Stock-based awards and ESOP activity	7	792	—	—	799
Balance at December 31, 2014	$314	$ —	$14,956	$(11,870)	$ 3,400

The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements

Note 1 – Significant Accounting Policies

Organization – We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics and information services. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government.

Basis of presentation – Our consolidated financial statements include the accounts of subsidiaries we control and variable interest entities if we are the primary beneficiary. We eliminate intercompany balances and transactions in consolidation. Our receivables, inventories, customer advances and amounts in excess of costs incurred and certain amounts in other current liabilities primarily are attributable to long-term contracts or programs in progress for which the related operating cycles are longer than one year. In accordance with industry practice, we include these items in current assets and current liabilities. Unless otherwise noted, we present all per share amounts cited in these consolidated financial statements on a “per diluted share” basis.

Use of estimates – We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP). In doing so, we are required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates. Significant estimates inherent in the preparation of our consolidated financial statements include, but are not limited to, accounting for sales and cost recognition, postretirement benefit plans, environmental receivables and liabilities, evaluation of goodwill and other assets for impairment, income taxes including deferred tax assets, fair value measurements and contingencies.

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

Accounting for contracts using the percentage-of-completion method requires judgment relative to assessing risks, estimating contract sales and costs (including estimating award and incentive fees and penalties related to performance) and making assumptions for schedule and technical issues. Due to the number of years it may take to complete many of our contracts and the scope and nature of the work required to be performed on those contracts, the estimation of total sales and costs at completion is complicated and subject to many variables and, accordingly, is subject to change. When adjustments in estimated total contract sales or estimated total costs are required, any changes from prior estimates are recognized in the current period for the inception-to-date effect of such changes. When estimates of total costs to be incurred on a contract exceed estimates of total sales to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.

Many of our contracts span several years and include highly complex technical requirements. At the outset of a contract, we identify and monitor risks to the achievement of the technical, schedule and cost aspects of the contract and assess the effects of those risks on our estimates of total costs to complete the contract. The estimates consider the technical requirements (e.g., a newly-developed product versus a mature product), the schedule and associated tasks (e.g., the number and type of milestone events) and costs (e.g., material, labor, subcontractor, overhead and the estimated costs to fulfill our industrial cooperation agreements, sometimes referred to as offset agreements, required under certain contracts with international customers). The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements, schedule and costs in the initial estimated total costs to complete the contract. Profit booking rates may increase during the performance of the contract if we successfully retire risks surrounding the technical, schedule and cost aspects of the contract which decreases the estimated total costs to complete the contract. Conversely, our profit booking rates may decrease if the estimated total costs to complete the contract increase. All of the estimates are subject to change during the performance of the contract and may affect the profit booking rate.

In addition, comparability of our segment sales, operating profit and operating margins may be impacted by changes in profit booking rates on our contracts accounted for using the percentage-of-completion method of accounting. Increases in the profit booking rates, typically referred to as risk retirements, usually relate to revisions in the estimated total costs that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate resulting in an increase in the estimated total costs to complete and a reduction in the profit booking rate. Increases or decreases in profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Segment operating profit and margins may also be impacted favorably or unfavorably by other items. Favorable items may include the positive resolution of contractual matters, cost recoveries on restructuring charges and insurance recoveries. Unfavorable items may include the adverse resolution of contractual matters; asset impairments; restructuring charges, except for significant severance actions (such as those mentioned below in Note 14) which are excluded from segment operating results; and reserves for disputes. Segment operating profit and items such as risk retirements, reductions of profit booking rates or other matters are presented net of state income taxes.

Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, net of state income taxes, increased segment operating profit, by approximately $1.8 billion in 2014, $2.1 billion in 2013 and $1.9 billion in 2012. These adjustments increased net earnings by approximately $1.1 billion ($3.55 per share) in 2014, $1.3 billion ($4.09 per share) in 2013 and $1.2 billion ($3.70 per share) in 2012.

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

Research and development and similar costs – Except for certain arrangements described below, we account for independent research and development costs as part of the general and administrative costs that are allocated among all of our contracts and programs in progress under U.S. Government contractual arrangements and charged to cost of sales. Under certain arrangements in which a customer shares in product development costs, our portion of unreimbursed costs is expensed as incurred in cost of sales. Independent research and development costs charged to cost of sales totaled $751 million in 2014, $697 million in 2013 and $616 million in 2012. Costs we incur under customer-sponsored research and development programs pursuant to contracts are included in net sales and cost of sales.

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

Receivables – Receivables include amounts billed and currently due from customers and unbilled costs and accrued profits primarily related to sales on long-term contracts that have been recognized but not yet billed to customers. Pursuant to contract provisions, agencies of the U.S. Government and certain other customers have title to, or a security interest in, assets related to such contracts as a result of advances, performance-based payments and progress payments. We reflect those advances and payments as an offset to the related receivables balance for contracts that we account for on a percentage-of-completion basis using the cost-to-cost method to measure progress towards completion.

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

Property, plant and equipment – We record property, plant and equipment at cost. We provide for depreciation and amortization on plant and equipment generally using accelerated methods during the first half of the estimated useful lives of the assets and the straight-line method thereafter. The estimated useful lives of our plant and equipment generally range from 10 to 40 years for buildings and five to 15 years for machinery and equipment. No depreciation expense is recorded on construction in progress until such assets are placed into operation. Depreciation expense related to plant and equipment was $739 million in 2014, $714 million in 2013 and $715 million in 2012.

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

Capitalized software – We capitalize certain costs associated with the development or purchase of internal-use software. The amounts capitalized are included in other noncurrent assets on our Balance Sheets and are amortized on a straight-line basis over the estimated useful life of the resulting software, which ranges from two to six years. As of December 31, 2014 and 2013, capitalized software totaled $547 million and $653 million, net of accumulated amortization of $1.8 billion and $1.6 billion. No amortization expense is recorded until the software is ready for its intended use. Amortization expense related to capitalized software was $206 million in 2014, $228 million in 2013 and $217 million in 2012.

Goodwill – We perform an impairment test of our goodwill at least annually in the fourth quarter and more frequently whenever certain events or changes in circumstances indicate the carrying value of goodwill may be impaired. Such events or changes in circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators, competition, reorganizations of our business or the disposal of all or a portion of a reporting unit. Our goodwill has been allocated to and is tested for impairment at a level referred to as the reporting unit, which is our business segment level or a level below the business segment. The level at which we test goodwill for impairment requires us to determine whether the operations below the business segment constitute a business for which discrete financial information is available and segment management regularly reviews the operating results.

When testing goodwill for impairment, we initially compare the fair value of each reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its fair value, we then compare the implied value of the reporting unit’s goodwill with the carrying value of its goodwill. The implied value of the reporting unit’s goodwill is calculated by creating a hypothetical balance sheet as if the reporting unit had just been acquired. This balance sheet contains all assets and liabilities recorded at fair value (including any intangible assets that may not have any corresponding carrying value in our balance sheet). The implied value of the reporting unit’s goodwill is calculated by subtracting the fair value of the net assets from the fair value of the reporting unit. If the carrying value of the reporting unit’s goodwill exceeds the implied value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

We estimate the fair value of each reporting unit using a combination of a discounted cash flow (DCF) analysis and market-based valuation methodologies such as comparable public company trading values and values observed in business acquisitions. Determining fair value requires the exercise of significant judgments, including judgments about the amount and timing of expected future cash flows, long-term growth rates, discount rates and relevant comparable public company earnings multiples and transaction multiples. The cash flows employed in the DCF analyses are based on our best estimate of future sales, earnings and cash flows after considering factors such as general market conditions, U.S. Government budgets, existing firm orders, expected future orders, contracts with suppliers, labor agreements, changes in working capital, long-term business plans and recent operating performance. The discount rates utilized in the DCF analysis are based on the respective reporting unit’s weighted average cost of capital, which takes into account the relative weights of each component of capital structure (equity and debt) and represents the expected cost of new capital, adjusted as appropriate to consider the risk inherent in future cash flows of the respective reporting unit.

In the fourth quarter of 2014, we completed our annual goodwill impairment test for each of our reporting units. The results of these tests indicated that the estimated fair values of our reporting units exceeded their carrying values, with the exception of our Technical Services reporting unit within our Missiles and Fire Control (MFC) business segment. The impact of market pressures such as lower in-theater support as troop levels are drawn down and increased re-competition on existing contracts that are awarded primarily on the basis of price adversely impacted the fair value of this reporting unit. As a result, we compared the implied value of that reporting unit’s goodwill with the carrying value of its goodwill, and since the carrying value exceeded the implied value, we recorded a non-cash impairment charge of $119 million in the fourth quarter of 2014 equal to that differential. This charge reduced our net earnings by $107 million ($.33 per share).

During the fourth quarter of 2013, due to the continuing impact of defense budget reductions and related competitive pressures on the Technical Services business, we recorded a non-cash goodwill impairment charge of $195 million. This charge reduced our 2013 net earnings by $176 million ($.54 per share).

Customer advances and amounts in excess of cost incurred – We receive advances, performance-based payments and progress payments from customers that may exceed costs incurred on certain contracts, including contracts with agencies of the U.S. Government. We classify such advances, other than those reflected as a reduction of receivables or inventories as discussed above, as current liabilities.

Postretirement benefit plans – Many of our employees are covered by defined benefit pension plans and we provide certain health care and life insurance benefits to eligible retirees (collectively, postretirement benefit plans). GAAP requires that the amounts we record related to our postretirement benefit plans be computed, based on service to date, using actuarial valuations that are based in part on certain key economic assumptions we make, including the discount rate, the expected long-term rate of return on plan assets and other actuarial assumptions including participant longevity (also known as mortality) estimates, the expected rates of increase in future compensation levels through December 31, 2015 for our non-union plans, health care cost trend rates and employee turnover, each as appropriate based on the nature of the plans. We recognize on a plan-by-plan basis the funded status of our postretirement benefit plans under GAAP as either an asset recorded within other noncurrent assets or a liability recorded within noncurrent liabilities on our Balance Sheets. There is a corresponding non-cash adjustment to accumulated other comprehensive loss, net of tax benefits recorded as deferred tax assets, in stockholders’ equity. The GAAP funded status is measured as the difference between the fair value of the plan’s assets and the benefit obligation of the plan. The funded status under the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006 (PPA), is calculated on a different basis than under GAAP.

Environmental matters – We record a liability for environmental matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. The amount of liability recorded is based on our estimate of the costs to be incurred for remediation at a particular site. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined. Our environmental liabilities are recorded on our Balance Sheets within other liabilities, both current and noncurrent. We expect to include a substantial portion of environmental costs in our net sales and cost of sales in future periods pursuant to U.S. Government agreement or regulation. At the time a liability is recorded for future environmental costs, we record a receivable for estimated future recovery considered probable through the pricing of products and services to agencies of the U.S. Government, regardless of the contract form (e.g., cost-reimbursable, fixed-price). We continuously evaluate the recoverability of our environmental receivables by assessing, among other factors, U.S. Government regulations, our U.S. Government business base and contract mix and our history of receiving reimbursement of such costs. We include the portion of those environmental costs expected to be allocated to our non-U.S. Government contracts, or that is determined to not be recoverable under U.S. Government contracts, in our cost of sales at the time the liability is established. Our environmental receivables are recorded on our Balance Sheets within other assets, both current and noncurrent. We project costs and recovery of costs over approximately 20 years.

Investments in marketable securities – Investments in marketable securities consist of debt and equity securities and are classified as trading securities. As of December 31, 2014 and 2013, the fair value of our trading securities totaled $1.1 billion and $1.0 billion and was included in other noncurrent assets on our Balance Sheets. Our trading securities are held in a separate trust, which includes investments to fund our deferred compensation plan liabilities. Net gains on trading securities in 2014, 2013 and 2012 were $65 million, $64 million and $67 million. Gains and losses on these investments are included in other unallocated, net within cost of sales on our Statements of Earnings in order to align the classification of changes in the market value of investments held for the plan with changes in the value of the corresponding plan liabilities.

Equity method investments – Investments where we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in other noncurrent assets on our Balance Sheets. Significant influence typically exists if we have a 20% to 50% ownership interest in the investee. Under this method of accounting, our share of the net earnings or losses of the investee is included in operating profit in other income, net on our Statements of Earnings since the activities of the investee are closely aligned with the operations of the business segment holding the investment. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. As of December 31, 2014 and 2013, our equity method investments totaled $971 million and $914 million, which primarily are composed of our Space Systems business segment’s investment in United Launch Alliance (ULA), as further described in Note 12, and our Aeronautics business segment’s investment in Advanced Military Maintenance, Repair and Overhaul Center. Our share of net earnings related to our equity method investees was $342 million in 2014, $321 million in 2013 and $277 million in 2012, of which approximately $280 million, $300 million and $265 million related to our Space Systems business segment.

Derivative financial instruments – We use derivative instruments principally to reduce our exposure to market risks from changes in foreign currency exchange rates and interest rates. We do not enter into or hold derivative instruments for speculative trading purposes. We transact business globally and are subject to risks associated with changing foreign currency exchange rates. We enter into foreign currency hedges such as forward and option contracts that change in value as foreign currency exchange rates change. These contracts hedge forecasted foreign currency transactions in order to mitigate fluctuations in our earnings and cash flows associated with changes in foreign currency exchange rates. We designate foreign currency hedges as cash flow hedges. We also are exposed to the impact of interest rate changes primarily through our borrowing activities. For fixed rate borrowings, we may use variable interest rate swaps, effectively converting fixed rate borrowings to variable rate borrowings in order to reduce the amount of interest paid. These swaps are designated as fair value hedges. For variable rate borrowings, we may use fixed interest rate swaps, effectively converting variable rate borrowings to fixed rate borrowings in order to mitigate the impact of interest rate changes on earnings. These swaps are designated as cash flow hedges. We also may enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting, which are intended to mitigate certain economic exposures.

We record derivatives at their fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on our intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives attributable to the effective portion of hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items or reflected net of income taxes in accumulated other comprehensive loss until the hedged transaction is recognized in earnings. Changes in the fair value of the derivatives that are attributable to the ineffective portion of the hedges or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. The aggregate notional amount of our outstanding interest rate swaps at December 31, 2014 and 2013 was $1.3 billion and $1.2 billion. The aggregate notional amount of our outstanding foreign currency hedges at December 31, 2014 and 2013 was $804 million and $1.0 billion. Derivative instruments did not have a material impact on net earnings and comprehensive income during 2014, 2013 and 2012. Substantially all of our derivatives are designated for hedge accounting. See Note 15 for more information on the fair value measurements related to our derivative instruments.

Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard that will change the way we recognize revenue and significantly expand the disclosure requirements for revenue arrangements. Unless the FASB delays the effective date of the new standard, it will be effective for us beginning on January 1, 2017 and may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained earnings at the effective date for existing contracts with remaining performance obligations. Early adoption is not permitted. We are currently evaluating the methods of adoption allowed by the new standard and the effect the standard is expected to have on our consolidated financial statements and related disclosures. As the new standard will supersede substantially all existing revenue guidance affecting us under GAAP, it could impact revenue and cost recognition on thousands of contracts across all our business segments, in addition to our business processes and our information technology systems. As a result, our evaluation of the effect of the new standard will extend over future periods.

Note 2 – Earnings Per Share

The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	2014	2013	2012
Weighted average common shares outstanding for basic computations	316.8	320.9	323.7
Weighted average dilutive effect of equity awards	5.6	5.6	4.7
Weighted average common shares outstanding for diluted computations	322.4	326.5	328.4

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

The computation of diluted earnings per common share excluded 2.4 million and 8.0 million stock options for the years ended December 31, 2013 and 2012 because their inclusion would have been anti-dilutive, primarily due to their exercise prices exceeding the average market prices of our common stock during the respective periods. There were no anti-dilutive equity awards for the year ended December 31, 2014.

Note 3 – Information on Business Segments

We operate in five business segments: Aeronautics, Information Systems & Global Solutions (IS&GS), MFC, Mission Systems and Training (MST) and Space Systems. We organize our business segments based on the nature of the products and services offered. The following is a brief description of the activities of our business segments:

•

Aeronautics – Engaged in the research, design, development, manufacture, integration, sustainment, support and upgrade of advanced military aircraft, including combat and air mobility aircraft, unmanned air vehicles and related technologies.

•

Information Systems & Global Solutions – Provides advanced technology systems and expertise, integrated information technology solutions and management services across a broad spectrum of applications for civil, defense, intelligence and other government customers.

•

Missiles and Fire Control – Provides air and missile defense systems; tactical missiles and air-to-ground precision strike weapon systems; logistics and other technical services; fire control systems; mission operations support, readiness, engineering support and integration services; and manned and unmanned ground vehicles.

•

Mission Systems and Training – Provides ship and submarine mission and combat systems; mission systems and sensors for rotary and fixed-wing aircraft; sea and land-based missile defense systems; radar systems; the Littoral Combat Ship; simulation and training services; and unmanned systems and technologies.

•

Space Systems – Engaged in the research and development, design, engineering and production of satellites, strategic and defensive missile systems and space transportation systems. Space Systems is also responsible for various classified systems and services in support of vital national security systems. Operating profit for our Space Systems business segment includes our share of earnings for our investment in ULA, which provides expendable launch services to the U.S. Government.

The financial information in the following tables includes the results of businesses we have acquired during the past three years (Note 13) from their respective dates of acquisition. The business segment operating results in the following tables exclude businesses included in discontinued operations (Note 13) for all years presented. Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation.

Operating profit of our business segments includes our share of earnings or losses from equity method investees because the operating activities of the equity method investees are closely aligned with the operations of our business segments. Operating profit of our business segments excludes the FAS/CAS pension adjustment described below; expense for stock-based compensation; the effects of items not considered part of management’s evaluation of segment operating performance, such as charges related to goodwill impairments (Note 1) and significant severance actions (Note 14); gains or losses from divestitures (Note 13); the effects of certain legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit.

Our business segments’ results of operations include pension expense only as calculated under U.S. Government Cost Accounting Standards (CAS), which we refer to as CAS pension cost. We recover CAS pension cost through the pricing of our products and services on U.S. Government contracts and, therefore, the CAS pension cost is recognized in each of our business segments’ net sales and cost of sales. Since our consolidated financial statements must present pension expense calculated in accordance with the financial accounting standards (FAS) requirements under GAAP, which we refer to as FAS pension expense, the FAS/CAS pension adjustment increases or decreases the CAS pension cost recorded in our business segments’ results of operations to equal the FAS pension expense. As a result, to the extent that CAS pension cost exceeds FAS pension expense, which occurred for 2014, we have FAS/CAS pension income and, conversely, to the extent FAS pension expense exceeds CAS pension cost, which occurred for 2013 and 2012, we have FAS/CAS pension expense.

Selected Financial Data by Business Segment

Summary operating results for each of our business segments were as follows (in millions):

	2014	2013	2012
Net sales
Aeronautics	$14,920	$14,123	$14,953
Information Systems & Global Solutions	7,788	8,367	8,846
Missiles and Fire Control	7,680	7,757	7,457
Mission Systems and Training	7,147	7,153	7,579
Space Systems	8,065	7,958	8,347
Total net sales	$45,600	$45,358	$47,182
Operating profit
Aeronautics	$1,649	$1,612	$1,699
Information Systems & Global Solutions	699	759	808
Missiles and Fire Control	1,358	1,431	1,256
Mission Systems and Training	843	905	737
Space Systems	1,039	1,045	1,083
Total business segment operating profit	5,588	5,752	5,583
Unallocated items
FAS/CAS pension adjustment
FAS pension expense (a)	(1,144)	(1,948)	(1,941)
Less: CAS pension cost (b)	1,520	1,466	1,111
FAS/CAS pension income (expense)	376	(482)	(830)
Goodwill impairment charges (c)	(119)	(195)	—
Severance charges (d)	—	(201)	(48)
Stock-based compensation	(164)	(189)	(167)
Other, net	(89)	(180)	(104)
Total unallocated items	4	(1,247)	(1,149)
Total consolidated operating profit	$5,592	$4,505	$4,434

(a)

FAS pension expense in 2014 was less than in 2013 due to higher discount rates used to calculate our qualified defined benefit obligations and net periodic benefit cost. Additionally, beginning in the quarter ended September 28, 2014 FAS pension expense was reduced by the June 2014 plan amendments to certain of our defined benefit pension plans to freeze future retirement benefits, partially offset by the impact of using new longevity assumptions (Note 9).

(b)

The higher CAS pension cost reflects the impact of phasing in CAS Harmonization, partially offset by the effect of higher interest rates required by the Highway and Transportation Funding Act of 2014 (HATFA), enacted on August 8, 2014.

(c)	We recognized non-cash goodwill impairment charges related to the Technical Services reporting unit within our MFC business segment in 2014 and 2013. See Note 1 for more information.
(d)

See Note 14 for information on charges related to certain severance actions at our business segments. Severance charges for initiatives that are not significant are included in business segment operating profit.

Selected Financial Data by Business Segment (continued)

	2014	2013	2012
Intersegment sales
Aeronautics	$99	$195	$197
Information Systems & Global Solutions	665	687	838
Missiles and Fire Control	336	273	298
Mission Systems and Training	1,224	991	908
Space Systems	119	101	107
Total intersegment sales	$2,443	$2,247	$2,348

Depreciation and amortization
Aeronautics	$322	$318	$311
Information Systems & Global Solutions	91	94	92
Missiles and Fire Control	99	98	104
Mission Systems and Training	158	174	179
Space Systems	217	199	191
Total business segment depreciation and amortization	887	883	877
Corporate activities	107	107	111
Total depreciation and amortization	$994	$990	$988

Capital expenditures
Aeronautics	$283	$271	$271
Information Systems & Global Solutions	35	64	78
Missiles and Fire Control	142	128	128
Mission Systems and Training	157	132	158
Space Systems	162	170	167
Total business segment capital expenditures	779	765	802
Corporate activities	66	71	140
Total capital expenditures	$845	$836	$942

Selected Financial Data by Business Segment (continued)

Net Sales by Customer Category

Net sales by customer category were as follows (in millions):

	2014	2013	2012
U.S. Government
Aeronautics	$10,704	$11,025	$11,587
Information Systems & Global Solutions	6,951	7,768	8,340
Missiles and Fire Control	5,223	5,177	5,224
Mission Systems and Training	5,395	5,370	5,685
Space Systems	7,817	7,833	7,952
Total U.S. Government net sales	$36,090	$37,173	$38,788
International (a)
Aeronautics	$4,183	$3,078	$3,323
Information Systems & Global Solutions	630	399	380
Missiles and Fire Control	2,443	2,546	2,208
Mission Systems and Training	1,694	1,672	1,826
Space Systems	65	73	319
Total international net sales	$9,015	$7,768	$8,056
U.S. Commercial and Other
Aeronautics	$33	$20	$43
Information Systems & Global Solutions	207	200	126
Missiles and Fire Control	14	34	25
Mission Systems and Training	58	111	68
Space Systems	183	52	76
Total U.S. commercial and other net sales	$495	$417	$338
Total net sales	$45,600	$45,358	$47,182

(a)

International sales include foreign military sales contracted through the U.S. Government, direct commercial sales with international governments and commercial and other sales to international customers.

Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented 17%, 16% and 14% of our total net sales during 2014, 2013 and 2012.

Selected Financial Data by Business Segment (continued)

Total assets, goodwill and customer advances and amounts in excess of costs incurred for each of our business segments were as follows (in millions):

	2014	2013
Assets (a)
Aeronautics	$6,021	$5,821
Information Systems & Global Solutions	6,228	5,798
Missiles and Fire Control	4,050	4,159
Mission Systems and Training	6,277	6,512
Space Systems	3,914	3,522
Total business segment assets	26,490	25,812
Corporate assets (b)	10,583	10,376
Total assets	$37,073	$36,188

Goodwill
Aeronautics	$150	$146
Information Systems & Global Solutions	4,310	3,942
Missiles and Fire Control	2,165	2,288
Mission Systems and Training	3,237	3,264
Space Systems	1,000	708
Total goodwill (c)	$10,862	$10,348

Customer advances and amounts in excess of costs incurred
Aeronautics	$2,191	$2,433
Information Systems & Global Solutions	376	322
Missiles and Fire Control	1,825	1,942
Mission Systems and Training	1,069	1,188
Space Systems	329	464
Total customer advances and amounts in excess of costs incurred	$5,790	$6,349

(a)	We have no significant long-lived assets located in foreign countries.
(b)	Corporate assets primarily include cash and cash equivalents, deferred income taxes, environmental receivables and investments held in a separate trust.
(c)

During 2014, goodwill increased $681 million due to acquisitions primarily consisting of Zeta Associates, Inc. (Zeta) at our Space Systems business segment and Systems Made Simple and Industrial Defender, Inc. (Industrial Defender) at our IS&GS business segment (Note 13) and also decreased by $119 million due to a non-cash impairment charge related to our MFC business segment (Note 1). During 2013, the decrease in goodwill was primarily due to a non-cash impairment charge of $195 million related to our MFC business segment (Note 1), partially offset by the acquisition of Amor Group Ltd. (Amor) at our IS&GS business segment (Note 13). Total accumulated goodwill impairment loss as of the beginning of 2014 was $195 million and related entirely to our MFC business segment.

Note 4 – Receivables, net

Receivables, net consisted of the following (in millions):

	2014	2013
U.S. Government
Amounts billed	$1,434	$1,275
Unbilled costs and accrued profits	4,577	4,767
Less: customer advances and progress payments	(1,012)	(1,008)
Total U.S. Government receivables, net	4,999	5,034
Other governments and commercial
Amounts billed	466	391
Unbilled costs and accrued profits	672	600
Less: customer advances	(253)	(191)
Total other governments and commercial receivables, net	885	800
Total receivables, net	$5,884	$5,834

We expect to bill substantially all of the December 31, 2014 unbilled costs and accrued profits during 2015.

Note 5 – Inventories, net

Inventories, net consisted of the following (in millions):

	2014	2013
Work-in-process, primarily related to long-term contracts and programs in progress	$6,728	$7,073
Less: customer advances and progress payments	(4,701)	(4,834)
	2,027	2,239
Other inventories	855	738
Total inventories, net	$2,882	$2,977

Work-in-process inventories at December 31, 2014 and 2013 included general and administrative costs of $698 million and $630 million. General and administrative costs incurred and recorded in inventories totaled $2.6 billion in 2014 and $2.4 billion in both 2013 and 2012 and general and administrative costs charged to cost of sales from inventories totaled $2.6 billion in 2014 and $2.4 billion in both 2013 and 2012.

Note 6 – Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following (in millions):

	2014	2013
Land	$99	$99
Buildings	5,724	5,602
Machinery and equipment	7,036	7,043
Construction in progress	636	622
	13,495	13,366
Less: accumulated depreciation and amortization	(8,740)	(8,660)
Total property, plant and equipment, net	$4,755	$4,706

Note 7 – Income Taxes

Our provision for federal and foreign income tax expense for continuing operations consisted of the following (in millions):

	2014	2013	2012
Federal income tax expense (benefit):
Current	$2,020	$1,204	$387
Deferred	(387)	3	925
Total federal income tax expense	1,633	1,207	1,312
Foreign income tax expense (benefit):
Current	24	6	14
Deferred	(13)	(8)	1
Total foreign income tax expense (benefit)	11	(2)	15
Total income tax expense	$1,644	$1,205	$1,327

State income taxes are included in our operations as general and administrative costs and, under U.S. Government regulations, are allowable costs in establishing prices for the products and services we sell to the U.S. Government. Therefore, a substantial portion of state income taxes is included in our net sales and cost of sales. As a result, the impact of certain transactions on our operating profit and of other matters presented in these financial statements is disclosed net of state income taxes. Our total net state income tax expense was $207 million in 2014, $121 million for 2013 and $183 million for 2012.

Our reconciliation of the 35% U.S. federal statutory income tax rate to actual income tax expense for continuing operations is as follows (in millions):

	2014	2013	2012
Income tax expense at the U.S. federal statutory tax rate	$1,840	$1,454	$1,425
U.S. manufacturing deduction benefit	(127)	(100)	(29)
Research and development tax credit	(66)	(96)	—
Tax deductible dividends	(82)	(77)	(73)
Goodwill impairment – non-deductible portion	30	50	—
Other, net	49	(26)	4
Income tax expense	$1,644	$1,205	$1,327

Our tax-deductible pension contributions were significantly higher in 2012 than in 2013 or 2014 and, accordingly, our U.S. manufacturing deduction for 2012 was significantly reduced.

We recognized tax benefits of $66 million in 2014 and $96 million in 2013 from U.S. research and development (R&D) tax credits, including benefits attributable to prior periods. In 2014, the R&D tax credit was temporarily reinstated for one year, retroactive to the beginning of 2014, which reduced income tax expense by approximately $45 million. In 2013, the R&D tax credit was temporarily reinstated for two years, retroactive to the beginning of 2012. As a result, income tax expense for 2013 reflects the credit for all of 2013 and 2012, which reduced income tax expense by approximately $76 million.

We receive a tax deduction for dividends paid on shares of our common stock held by certain of our defined contribution plans with an employee stock ownership plan feature. The amount of the tax deduction has increased as we increased our dividend over the last three years, partially offset by a decline in the number of shares in these plans.

A limited amount of the non-cash goodwill impairment charges will be deductible for tax purposes. Accordingly, the 2014 and 2013 non-cash goodwill impairment charges (Note 1) of $119 million and $195 million increased our 2014 and 2013 effective tax rates.

We participate in the IRS Compliance Assurance Process program. The IRS examination of the year 2012 was completed in the fourth quarter of 2013. The examinations of the years 2013 and 2014 remain under review. We also resolved certain issues in our 2009 tax return with the IRS Appeals Division in 2012. The resolution of these examinations and issues did not have a material impact on our effective tax rates.

The primary components of our federal and foreign deferred income tax assets and liabilities at December 31 were as follows (in millions):

	2014	2013
Deferred tax assets related to:
Accrued compensation and benefits	$965	$918
Pensions (a)	4,317	3,198
Other postretirement benefit obligations	386	316
Contract accounting methods	989	721
Foreign company operating losses and credits	59	52
Other	198	223
Valuation allowance (b)	(9)	(8)
Deferred tax assets, net	6,905	5,420
Deferred tax liabilities related to:
Goodwill and purchased intangibles	454	410
Property, plant and equipment	514	575
Exchanged debt securities and other (c)	485	502
Deferred tax liabilities	1,453	1,487
Net deferred tax assets (d)	$5,452	$3,933

(a)	The increase in 2014 was primarily due to using a lower discount rate for the annual measurement adjustment related to our postretirement benefit plans (Note 9).
(b)	A valuation allowance was provided against certain foreign company deferred tax assets arising from carryforwards of unused tax benefits.
(c)	Includes deferred taxes associated with the exchange of debt securities in prior years.
(d)	Includes net foreign current deferred tax liabilities, which are included on the Balance Sheets in other current liabilities.

As of December 31, 2014 and 2013, our liabilities associated with unrecognized tax benefits are not material.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various foreign jurisdictions. With few exceptions, the statute of limitations is no longer open for U.S. federal or non-U.S. income tax examinations for the years before 2011, other than with respect to refunds.

U.S. income taxes and foreign withholding taxes have not been provided on earnings of $291 million, $222 million and $211 million that have not been distributed by our non-U.S. companies as of December 31, 2014, 2013 and 2012. Our intention is to permanently reinvest these earnings, thereby indefinitely postponing their remittance to the U.S. If these earnings had been remitted, we estimate that the additional income taxes after foreign tax credits would have been approximately $55 million in 2014, $50 million in 2013 and $45 million in 2012.

Our federal and foreign income tax payments, net of refunds received, were $1.5 billion in 2014, $787 million in 2013 and $890 million in 2012. Our 2014 and 2013 net payments reflect a $200 million and $550 million refund from the IRS primarily attributable to our tax-deductible discretionary pension contributions during the fourth quarters of 2013 and 2012, and our 2012 net payments reflect a $153 million refund from the IRS related to a 2011 capital loss carryback.

Note 8 – Debt

Our long-term debt consisted of the following (in millions):

	2014	2013
Notes with rates from 2.13% to 6.15%, due 2016 to 2042	$5,642	$5,642
Notes with rates from 7.00% to 7.75%, due 2016 to 2036	916	916
Other debt	483	476
Total long-term debt	7,041	7,034
Less: unamortized discounts	(872)	(882)
Total long-term debt, net	$6,169	$6,152

In August 2014, we entered into a new $1.5 billion revolving credit facility with a syndicate of banks and concurrently terminated our existing $1.5 billion revolving credit facility which was scheduled to expire in August 2016. The new credit facility expires August 2019 and we may request and the banks may grant, at their discretion, an increase to the new credit facility of up to an additional $500 million. The credit facility also includes a sublimit of up to $300 million available for the issuance of letters of credit. There were no borrowings outstanding under the new facility through December 31, 2014. Borrowings under the new credit facility would be unsecured and bear interest at rates based, at our option, on a Eurodollar Rate or a Base Rate, as defined in the new credit facility. Each bank’s obligation to make loans under the credit facility is subject to, among other things, our compliance with various representations, warranties and covenants, including covenants limiting our ability and certain of our subsidiaries’ ability to encumber assets and a covenant not to exceed a maximum leverage ratio, as defined in the credit facility. The leverage ratio covenant excludes the adjustments recognized in stockholders’ equity related to postretirement benefit plans. As of December 31, 2014, we were in compliance with all covenants contained in the credit facility, as well as in our debt agreements.

We have agreements in place with financial institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding during 2014 or 2013. If we were to issue commercial paper, the borrowings would be supported by the credit facility.

In April 2013, we repaid $150 million of long-term notes with a fixed interest rate of 7.38% due to their scheduled maturities. During the next five years, we have scheduled long-term debt maturities of $952 million due in 2016 and $900 million due in 2019. Interest payments were $326 million in 2014, $340 million in 2013 and $378 million in 2012. All of our existing unsecured and unsubordinated indebtedness rank equally in right of payment.

Note 9 – Postretirement Plans

Defined Benefit Pension Plans and Retiree Medical and Life Insurance Plans

Many of our employees are covered by qualified defined benefit pension plans and we provide certain health care and life insurance benefits to eligible retirees (collectively, postretirement benefit plans). We also sponsor nonqualified defined benefit pension plans to provide for benefits in excess of qualified plan limits. Non-union represented employees hired after December 2005 do not participate in our qualified defined benefit pension plans, but are eligible to participate in a qualified defined contribution plan in addition to our other retirement savings plans. They also have the ability to participate in our retiree medical plans, but we do not subsidize the cost of their participation in those plans as we do with employees hired before January 1, 2006. Over the last few years, we have negotiated similar changes with various labor organizations such that new union represented employees do not participate in our defined benefit pension plans. In June 2014, we amended certain of our qualified and nonqualified defined benefit pension plans for non-union employees to freeze future retirement benefits. Currently, the calculation of retirement benefits under the affected defined benefit pension plans is determined by a formula that takes into account the participants’ years of credited service and average compensation. The freeze will take effect in two stages. Beginning on January 1, 2016, the pay-based component of the formula used to determine retirement benefits will be frozen so that future pay increases, annual incentive bonuses or other amounts earned for or related to periods after December 31, 2015 will not be used to calculate retirement benefits. On January 1, 2020, the service-based component of the formula used to determine retirement benefits will also be frozen so that participants will no longer earn further credited service for any period after December 31, 2019. When the freeze is complete, the majority of our salaried employees will have transitioned to an enhanced defined contribution retirement savings plan.

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

The net periodic benefit cost recognized each year included the following (in millions):

	Qualified Defined Benefit Pension Plans (a)			Retiree Medical and Life Insurance Plans
	2014	2013	2012	2014	2013	2012
Service cost	$903	$1,142	$1,055	$22	$27	$28
Interest cost	1,912	1,800	1,884	123	116	131
Expected return on plan assets	(2,693)	(2,485)	(2,187)	(146)	(145)	(131)
Recognized net actuarial losses	1,173	1,410	1,116	23	44	32
Amortization of net prior service (credit) cost	(151)	81	73	4	(17)	(12)
Total net periodic benefit cost	$1,144	$1,948	$1,941	$26	$25	$48

(a)

Total net periodic benefit cost associated with our qualified defined benefit plans represents pension expense calculated in accordance with GAAP (FAS pension expense). We are required to calculate pension expense in accordance with both GAAP and CAS rules, each of which results in a different calculated amount of pension expense. The CAS pension cost is recovered through the pricing of our products and services on U.S. Government contracts and, therefore, is recognized in net sales and cost of sales for products and services. We include the difference between FAS pension expense and CAS pension cost, referred to as the FAS/CAS pension adjustment, as a component of other unallocated, net on our Statements of Earnings. The FAS/CAS pension adjustment, which was income of $376 million in 2014 and expense of $482 million in 2013 and $830 million in 2012, effectively adjusts the amount of CAS pension cost in the business segment operating profit so that pension expense recorded on our Statements of Earnings is equal to FAS pension expense.

The following table provides a reconciliation of benefit obligations, plan assets and unfunded status related to our qualified defined benefit pension plans and our retiree medical and life insurance plans (in millions):

	Qualified Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
	2014	2013	2014	2013
Change in benefit obligation
Beginning balance	$ 42,161	$46,017	$ 2,823	$3,184
Service cost	903	1,142	22	27
Interest cost	1,912	1,800	123	116
Benefits paid (a)	(2,399)	(2,023)	(352)	(353)
Actuarial losses (gains)	4,493	(4,882)	(40)	(319)
New longevity assumptions	3,390	—	266	—
Plan amendments (b)	(4,578)	107	5	—
Medicare Part D subsidy	—	—	26	10
Participants’ contributions	—	—	161	158
Ending balance	$ 45,882	$42,161	$ 3,034	$2,823

Change in plan assets
Beginning balance at fair value	$ 33,010	$30,924	$ 1,921	$1,964
Actual return on plan assets	2,062	1,859	126	44
Benefits paid (a)	(2,399)	(2,023)	(352)	(353)
Company contributions	2,000	2,250	50	98
Medicare Part D subsidy	—	—	26	10
Participants’ contributions	—	—	161	158
Ending balance at fair value	$ 34,673	$33,010	$ 1,932	$1,921
Unfunded status of the plans	$(11,209)	$(9,151)	$(1,102)	$ (902)

(a)

Benefits paid in 2014 for qualified defined benefit pension plans include $427 million in the form of lump-sum settlement payments to former employees who had not commenced receiving their vested benefit payments. The corresponding benefit obligation that was released was $529 million. The settlement payments had no impact on our 2014 FAS pension expense and CAS pension cost.

(b)

The June 2014 plan amendment which resulted in freezing the pay-based component of the formula used to determine retirement benefits under the affected plans reduced our qualified defined benefit pension obligations by $4.6 billion, which resulted in a corresponding reduction, net of tax, in the accumulated other comprehensive loss (AOCL) component of stockholders’ equity. This amount is being recognized as a reduction of net periodic benefit cost (i.e., amortization of net prior service credit) over the estimated remaining service period of the covered employees, which is approximately 10 years and began in the third quarter of 2014.

The following table provides amounts recognized on our Balance Sheets related to our qualified defined benefit pension plans and our retiree medical and life insurance plans (in millions):

	Qualified Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
	2014	2013	2014	2013
Prepaid pension asset	$204	$ 210	$—	$—
Accrued postretirement benefit liabilities	(11,413)	(9,361)	(1,102)	(902)

Accumulated other comprehensive loss (pre-tax) related to:
Net actuarial losses	20,794	13,453	741	516
Prior service (credit) cost	(3,985)	443	14	13
Total (a)	$16,809	$13,896	$755	$529

(a)

Accumulated other comprehensive loss related to postretirement benefit plans, after tax, of $11.8 billion and $9.6 billion at December 31, 2014 and 2013 (Note 10) includes $16.8 billion ($10.8 billion after tax) and $13.9 billion ($9.0 billion after tax) for qualified defined benefit pension plans, $755 million ($488 million after tax) and $529 million ($342 million after tax) for retiree medical and life insurance plans and $692 million ($460 million after tax) and $508 million ($328 million after tax) for other plans.

The accumulated benefit obligation (ABO) for all qualified defined benefit pension plans was $45.2 billion and $37.5 billion at December 31, 2014 and 2013, of which $45.0 billion and $37.3 billion related to plans where the ABO was in excess of plan assets. The ABO represents benefits accrued without assuming future compensation increases to plan participants. Certain key information related to our qualified defined benefit pension plans as of December 31, 2014 and 2013 is as follows (in millions):

	2014	2013
Plans where ABO was in excess of plan assets
Projected benefit obligation	$45,741	$41,984
Less: fair value of plan assets	34,328	32,623
Unfunded status of plans (a)	(11,413)	(9,361)

Plans where ABO was less than plan assets
Projected benefit obligation	141	177
Less: fair value of plan assets	345	387
Funded status of plans (b)	$204	$210

(a)	Represent accrued pension liabilities, which are included on our Balance Sheets.
(b)	Represent prepaid pension assets, which are included on our Balance Sheets in other noncurrent assets.

We also sponsor nonqualified defined benefit plans to provide benefits in excess of qualified plan limits. The aggregate liabilities for these plans at both December 31, 2014 and 2013 were $1.1 billion and $1.0 billion, which also represent the plans’ unfunded status. We have set aside certain assets totaling $397 million and $373 million as of December 31, 2014 and 2013 in a separate trust which we expect to be used to pay obligations under our nonqualified defined benefit plans. In accordance with GAAP, those assets may not be used to offset the amount of the benefit obligation similar to the postretirement benefit plans in the table above. The unrecognized net actuarial losses at December 31, 2014 and 2013 were $662 million and $480 million. The unrecognized prior service credit at December 31, 2014 was $121 million and at December 31, 2013 was not material. The expense associated with these plans totaled $115 million in 2014, $108 million in 2013 and $107 million in 2012. We also sponsor a small number of other postemployment plans and foreign benefit plans. The aggregate liability for the other postemployment plans was $88 million and $108 million as of December 31, 2014 and 2013. The expense for the other postemployment plans, as well as the liability and expense associated with the foreign benefit plans, was not material to our results of operations, financial position or cash flows. The actuarial assumptions used to determine the benefit obligations and expense associated with our nonqualified defined benefit plans and postemployment plans are similar to those assumptions used to determine the benefit obligations and expense related to our qualified defined benefit pension plans and retiree medical and life insurance plans as described below.

The following table provides the amounts recognized in other comprehensive income (loss) related to postretirement benefit plans, net of tax, for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Incurred but Not Yet Recognized in Net Periodic Benefit Cost			Recognition of Previously Deferred Amounts
	2014	2013	2012	2014	2013	2012
	Gains (losses)			(Gains) losses
Actuarial gains and losses
Qualified defined benefit pension plans	$(5,505)	$2,751	$(2,933)	$758	$911	$721
Retiree medical and life insurance plans	(160)	140	(104)	15	28	21
Other plans	(245)	46	(98)	33	34	77
	(5,910)	2,937	(3,135)	806	973	819

	Credit (cost)			(Credit) cost
Prior service credit and cost
Qualified defined benefit pension plans	2,959	(69)	(73)	(98)	53	47
Retiree medical and life insurance plans	(3)	—	4	3	(11)	(8)
Other plans	84	—	—	(5)	—	—
	3,040	(69)	(69)	(100)	42	39
	$(2,870)	$2,868	$(3,204)	$706	$1,015	$858

We expect that approximately $1.3 billion, or about $850 million net of tax, of actuarial losses and prior service credit related to postretirement benefit plans included in accumulated other comprehensive loss at the end of 2014 to be recognized in net periodic benefit cost during 2015. Of this amount, $1.2 billion, or $781 million net of tax, primarily relates to actuarial losses associated with our qualified defined benefit plans and is included in our expected 2015 pension expense of $1.1 billion.

Actuarial Assumptions

The actuarial assumptions used to determine the benefit obligations at December 31 of each year and to determine the net periodic benefit cost for each subsequent year, were as follows:

	Qualified Defined Benefit Pension Plans			Retiree Medical and Life Insurance Plans
	2014	2013	2012	2014	2013	2012
Discount rate	4.00%	4.75%	4.00%	3.75%	4.50%	3.75%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%	8.00%	8.00%	8.00%
Rate of increase in future compensation levels	4.30%	4.30%	4.30%
Health care trend rate assumed for next year				8.50%	8.75%	9.00%
Ultimate health care trend rate				5.00%	5.00%	5.00%
Year that the ultimate health care trend rate is reached				2029	2029	2029

The decrease in the discount rate from December 31, 2013 to December 31, 2014 resulted in an increase in the projected benefit obligations of our qualified defined benefit pension plans of approximately $4.8 billion at December 31, 2014. The increase in the discount rate from December 31, 2012 to December 31, 2013 resulted in a decrease in the projected benefit obligations of our qualified defined benefit pension plans of approximately $4.4 billion at December 31, 2013.

The long-term rate of return assumption represents the expected long-term rate of earnings on the funds invested, or to be invested, to provide for the benefits included in the benefit obligations. That assumption is based on several factors including historical market index returns, the anticipated long-term allocation of plan assets, the historical return data for the trust funds, plan expenses and the potential to outperform market index returns.

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

Investment policies and strategies governing the assets of the plans are designed to achieve investment objectives within prudent risk parameters. Risk management practices include the use of external investment managers; the maintenance of a portfolio diversified by asset class, investment approach and security holdings; and the maintenance of sufficient liquidity to meet benefit obligations as they come due.

LMIMCo’s investment policies require that asset allocations of postretirement benefit plans be maintained within the following approximate ranges:

Asset Class	Asset Allocation Ranges
Cash and cash equivalents	0-20%
Equity	15-65%
Fixed income	10-60%
Alternative investments:
Private equity funds	0-15%
Real estate funds	0-10%
Hedge funds	0-20%
Commodities	0-25%

Fair value measurements – The rules related to accounting for postretirement benefit plans under GAAP require certain fair value disclosures related to postretirement benefit plan assets, even though those assets are not included on our Balance Sheets. The following table presents the fair value of the assets (in millions) of our qualified defined benefit pension plans and retiree medical and life insurance plans by asset category and their level within the fair value hierarchy, which has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets, Level 2 refers to fair values estimated using significant other observable inputs and Level 3 includes fair values estimated using significant unobservable inputs.

	December 31, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (a)	$2,968	$2,968	$ —	$—	$2,176	$2,176	$ —	$—
Equity (a):
U.S. equity securities	6,431	6,363	67	1	5,368	5,274	94	—
International equity securities	5,566	5,525	31	10	5,008	4,912	89	7
Commingled equity funds	6,078	2,047	4,031	—	6,037	1,212	4,825	—
Fixed income (a):
Corporate debt securities	4,242	—	4,201	41	2,986	—	2,943	43
U.S. Government securities	4,579	—	4,579	—	6,553	—	6,553	—
U.S. Government-sponsored enterprise securities	613	—	613	—	1,451	—	1,451	—
Other fixed income investments	1,807	39	1,759	9	1,388	—	1,293	95
Alternative investments:
Private equity funds	2,952	—	—	2,952	2,601	—	—	2,601
Real estate funds	762	—	33	729	601	—	29	572
Hedge funds	570	—	66	504	551	—	46	505
Commodities (a)	2	2	—	—	156	156	—	—
Total	$36,570	$16,944	$15,380	$4,246	$34,876	$13,730	$17,323	$3,823
Receivables, net	35				55
Total	$36,605				$34,931

(a)

Cash and cash equivalents, equity securities, fixed income securities and commodities included derivative assets and liabilities whose fair values were not material as of December 31, 2014 and 2013. LMIMCo’s investment policies restrict the use of derivatives to either establish long exposures for purposes of expediency or capital efficiency or to hedge risks to the extent of a plan’s current exposure to such risks. Most derivative transactions are settled on a daily basis.

As of December 31, 2014 and 2013, the assets associated with our foreign defined benefit pension plans were not material and have not been included in the table above.

The following table presents the changes during 2014 and 2013 in the fair value of plan assets categorized as Level 3 in the preceding table (in millions):

	Private Equity Funds	Real Estate Funds	Hedge Funds	Other	Total
Balance at January 1, 2013	$2,461	$504	$ 806	$131	$3,902
Actual return on plan assets:
Realized gains, net	144	43	21	4	212
Unrealized gains, net	42	19	104	1	166
Purchases, sales and settlements, net	(46)	(3)	(394)	2	(441)
Transfers into (out of) Level 3, net	—	9	(32)	7	(16)
Balance at December 31, 2013	$2,601	$572	$ 505	$145	$3,823
Actual return on plan assets:
Realized gains, net	182	43	34	1	260
Unrealized gains (losses), net	38	22	(11)	(21)	28
Purchases, sales and settlements, net	131	92	(24)	8	207
Transfers out of Level 3, net	—	—	—	(72)	(72)
Balance at December 31, 2014	$2,952	$729	$ 504	$ 61	$4,246

Valuation techniques – Cash equivalents are mostly comprised of short-term money-market instruments and are valued at cost, which approximates fair value.

U.S. equity securities and international equity securities categorized as Level 1 are traded on active national and international exchanges and are valued at their closing prices on the last trading day of the year. For U.S. equity securities and international equity securities not traded on an active exchange, or if the closing price is not available, the trustee obtains indicative quotes from a pricing vendor, broker or investment manager. These securities are categorized as Level 2 if the custodian obtains corroborated quotes from a pricing vendor or categorized as Level 3 if the custodian obtains uncorroborated quotes from a broker or investment manager.

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

Fixed income investments categorized as Level 2 are valued by the trustee using pricing models that use verifiable observable market data (e.g., interest rates and yield curves observable at commonly quoted intervals and credit spreads), bids provided by brokers or dealers or quoted prices of securities with similar characteristics. Fixed income investments are categorized at Level 3 when valuations using observable inputs are unavailable. The trustee obtains pricing based on indicative quotes or bid evaluations from vendors, brokers or the investment manager.

Private equity funds, real estate funds and hedge funds are valued using the NAV based on valuation models of underlying securities which generally include significant unobservable inputs that cannot be corroborated using verifiable observable market data. Valuations for private equity funds and real estate funds are determined by the general partners. Depending on the nature of the assets, the general partners may use various valuation methodologies, including the income and market approaches in their models. The market approach consists of analyzing market transactions for comparable assets while the income approach uses earnings or the net present value of estimated future cash flows adjusted for liquidity and other risk factors. Hedge funds are valued by independent administrators using various pricing sources and models based on the nature of the securities. Private equity funds, real estate funds and hedge funds are generally categorized as Level 3 as we cannot fully redeem our investment in the near-term.

Commodities are traded on an active commodity exchange and are valued at their closing prices on the last trading day of the year.

Contributions and Expected Benefit Payments

The funding of our qualified defined benefit pension plans is determined in accordance with ERISA, as amended by the PPA, and in a manner consistent with CAS and Internal Revenue Code rules. In 2014, we made contributions of $2.0 billion related to our qualified defined benefit pension plans. We do not plan to make contributions to our qualified defined benefit pension plans in 2015 through 2017 because none are required using current assumptions.

The following table presents estimated future benefit payments, which reflect expected future employee service, as of December 31, 2014 (in millions):

	2015	2016	2017	2018	2019	2020 - 2024
Qualified defined benefit pension plans	$2,070	$2,150	$2,230	$2,320	$2,420	$13,430
Retiree medical and life insurance plans	190	200	200	210	210	1,020

Defined Contribution Plans

We maintain a number of defined contribution plans, most with 401(k) features, that cover substantially all of our employees. Under the provisions of our 401(k) plans, we match most employees’ eligible contributions at rates specified in the plan documents. Our contributions were $385 million in 2014, $383 million in 2013 and $380 million in 2012, the majority of which were funded in our common stock. Our defined contribution plans held approximately 41.7 million and 44.7 million shares of our common stock as of December 31, 2014 and 2013.

Note 10 – Stockholders’ Equity

At December 31, 2014 and 2013, our authorized capital was composed of 1.5 billion shares of common stock and 50 million shares of series preferred stock. Of the 316 million shares of common stock issued and outstanding as of December 31, 2014, 314 million shares were considered outstanding for Balance Sheet presentation purposes; the remaining shares were held in a separate trust. Of the 321 million shares of common stock issued and outstanding as of December 31, 2013, 319 million shares were considered outstanding for Balance Sheet presentation purposes; the remaining shares were held in a separate trust. No shares of preferred stock were issued and outstanding at December 31, 2014 or 2013.

Repurchases of Common Stock

During 2014, we repurchased 11.5 million shares of our common stock for $1.9 billion. During 2013 and 2012, we paid $1.8 billion and $990 million to repurchase 16.2 million and 11.1 million shares of our common stock. We reduced stockholders’ equity by $1.7 billion and $1.0 billion which represents the 16.0 million and 11.3 million shares of common stock we committed to repurchase during 2013 and 2012. Of the shares we committed to during 2012, a portion settled in cash during January 2013.

In September 2014, our Board of Directors approved a $2.0 billion increase to our share repurchase program. Inclusive of this increase, the total remaining authorization for future common share repurchases under our program was $3.7 billion as of December 31, 2014. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess purchase price over par value of $1.1 billion and $434 million recorded as a reduction of retained earnings in 2014 and 2013.

Accumulated Other Comprehensive Loss

Changes in the balance of AOCL, net of income taxes, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL
Balance at December 31, 2011 (a)	$ (11,186)	$ (71)	$ (11,257)
Other comprehensive (loss) income before reclassifications	(3,204)	105	(3,099)
Amounts reclassified from AOCL
Recognition of net actuarial losses	819	—	819
Amortization of net prior service costs	39	—	39
Other	—	5	5
Total reclassified from AOCL	858	5	863
Total other comprehensive (loss) income	(2,346)	110	(2,236)
Balance at December 31, 2012 (a)	(13,532)	39	(13,493)
Other comprehensive income before reclassifications	2,868	11	2,879
Amounts reclassified from AOCL
Recognition of net actuarial losses	973	—	973
Amortization of net prior service costs	42	—	42
Other	—	(2)	(2)
Total reclassified from AOCL	1,015	(2)	1,013
Total other comprehensive income	3,883	9	3,892
Balance at December 31, 2013 (a)	(9,649)	48	(9,601)
Other comprehensive loss before reclassifications	(2,870)	(103)	(2,973)
Amounts reclassified from AOCL
Recognition of net actuarial losses	806	—	806
Amortization of net prior service credits	(100)	—	(100)
Other	—	(2)	(2)
Total reclassified from AOCL	706	(2)	704
Total other comprehensive loss	(2,164)	(105)	(2,269)
Balance at December 31, 2014 (a)	$ (11,813)	$ (57)	$ (11,870)

(a)

AOCL related to postretirement benefit plans is shown net of tax benefits at December 31, 2014, 2013 and 2012 of $6.4 billion, $5.3 billion and $7.4 billion. These tax benefits include amounts recognized on our income tax returns as current deductions and deferred income taxes, which will be recognized on our tax returns in future years. See Note 7 and Note 9 for more information on our income taxes and postretirement benefit plans.

Note 11 – Stock-Based Compensation

During 2014, 2013 and 2012, we recorded non-cash stock-based compensation expense totaling $164 million, $189 million and $167 million, which is included as a component of other unallocated, net on our Statements of Earnings. The net impact to earnings for the respective years was $107 million, $122 million and $108 million.

As of December 31, 2014, we had $91 million of unrecognized compensation cost related to nonvested awards, which is expected to be recognized over a weighted average period of 1.6 years. We received cash from the exercise of stock options totaling $308 million, $827 million and $440 million during 2014, 2013 and 2012. In addition, our income tax liabilities for 2014, 2013 and 2012 were reduced by $215 million, $158 million, $96 million due to recognized tax benefits on stock-based compensation arrangements.

Stock-Based Compensation Plans

Under plans approved by our stockholders, we are authorized to grant key employees stock-based incentive awards, including options to purchase common stock, stock appreciation rights, restricted stock units (RSUs), performance stock units (PSUs) or other stock units. The exercise price of options to purchase common stock may not be less than the fair market value of our stock on the date of grant. No award of stock options may become fully vested prior to the third anniversary of the grant and no portion of a stock option grant may become vested in less than one year. The minimum vesting period for restricted stock or stock units payable in stock is three years. Award agreements may provide for shorter or pro-rated vesting periods or vesting following termination of employment in the case of death, disability, divestiture, retirement, change of control or layoff. The maximum term of a stock option or any other award is 10 years.

At December 31, 2014, inclusive of the shares reserved for outstanding stock options, RSUs and PSUs, we had 19 million shares reserved for issuance under the plans. At December 31, 2014, 7.8 million of the shares reserved for issuance remained available for grant under our stock-based compensation plans. We issue new shares upon the exercise of stock options or when restrictions on RSUs and PSUs have been satisfied.

RSUs

The following table summarizes activity related to nonvested RSUs during 2014:

	Number of RSUs (In thousands)	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2011	4,302	$ 78.25
Granted	1,987	81.93
Vested	(1,299)	80.64
Forfeited	(168)	79.03
Nonvested at December 31, 2012	4,822	$ 79.10
Granted	1,356	89.24
Vested	(2,093)	79.26
Forfeited	(226)	81.74
Nonvested at December 31, 2013	3,859	$ 82.42
Granted	745	146.85
Vested	(2,194)	87.66
Forfeited	(84)	91.11
Nonvested at December 31, 2014	2,326	$ 97.80

RSUs are valued based on the fair value of our common stock on the date of grant. Employees who are granted RSUs receive the right to receive shares of stock after completion of the vesting period; however, the shares are not issued and the employees cannot sell or transfer shares prior to vesting and have no voting rights until the RSUs vest, generally three years from the date of the award. Employees who are granted RSUs receive dividend-equivalent cash payments only upon vesting. For these RSU awards, the grant-date fair value is equal to the closing market price of our common stock on the date of grant less a discount to reflect the delay in payment of dividend-equivalent cash payments. We recognize the grant-date fair value of RSUs, less estimated forfeitures, as compensation expense ratably over the requisite service period, which beginning with the RSUs granted in 2013 is shorter than the vesting period if the employee is retirement eligible on the date of grant or will become retirement eligible before the end of the vesting period.

Stock Options

We generally recognize compensation cost for stock options ratably over the three-year vesting period. At December 31, 2014 and 2013, there were 6.3 million (weighted average exercise price of $84.62) and 10.2 million (weighted average exercise price of $83.65) stock options outstanding. Stock options outstanding at December 31, 2014 have a weighted average remaining contractual life of approximately four years and an aggregate intrinsic value of $681 million. Of the stock options outstanding, 5.6 million (weighted average exercise price of $84.96) have vested as of December 31, 2014 and those stock options have a weighted average remaining contractual life of approximately four years and an aggregate intrinsic value of $601 million. There were 3.7 million (weighted average exercise price of $82.13) stock options exercised during 2014. We did not grant stock options to employees during 2014 and 2013.

The following table pertains to stock options granted in 2012, in addition to stock options that vested and were exercised in 2014, 2013 and 2012 (in millions, except for weighted-average grant-date fair value of stock options granted):

	2014	2013	2012
Weighted average grant-date fair value of stock options granted	$—	$—	$10.57
Grant-date fair value of all stock options that vested	18	40	47
Intrinsic value of all stock options exercised	297	293	162

In 2012, we estimated the fair value for stock options at the date of grant using the Black-Scholes option pricing model, which required us to make certain assumptions. We used the following weighted average assumptions in the model: risk-free interest rate of 0.78%, dividend yield of 5.40%, a five year historical volatility factor of 0.28 and an expected option life of five years.

PSUs

In January 2014, we granted certain employees PSUs with an aggregate target award of approximately 0.2 million shares of our common stock. The PSUs vest three years from the grant date based on continuous service, with the number of shares earned (0% to 200% of the target award) depending upon the extent to which we achieve certain financial and market performance targets measured over the period from January 1, 2014 through December 31, 2016. About half of the PSUs were valued at $146.85 per PSU in a manner similar to RSUs mentioned above as the financial targets are based on our operating results. We recognize the grant-date fair value of these PSUs, less estimated forfeitures, as compensation expense ratably over the vesting period based on the number of awards expected to vest at each reporting date. The remaining PSUs were valued at $134.15 per PSU using a Monte Carlo model as the performance target is related to our total shareholder return relative to our peer group. We recognize the grant-date fair value of these awards, less estimated forfeitures, as compensation expense ratably over the vesting period.

Note 12 – Legal Proceedings, Commitments and Contingencies

We are a party to or have property subject to litigation and other proceedings that arise in the ordinary course of our business, including matters arising under provisions relating to the protection of the environment and are subject to contingencies related to certain businesses we previously owned. These types of matters could result in fines, penalties, compensatory or treble damages or non-monetary relief. We believe the probability is remote that the outcome of each of these matters, including the legal proceedings mentioned below, will have a material adverse effect on the Corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular interim reporting period. Among the factors that we consider in this assessment are the nature of existing legal proceedings and claims, the asserted or possible damages or loss contingency (if estimable), the progress of the case, existing law and precedent, the opinions or views of legal counsel and other advisers, our experience in similar cases and the experience of other companies, the facts available to us at the time of assessment and how we intend to respond to the proceeding or claim. Our assessment of these factors may change over time as individual proceedings or claims progress.

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

Legal Proceedings

On April 24, 2009, we filed a declaratory judgment action against the New York Metropolitan Transportation Authority and its Capital Construction Company (collectively, the MTA) asking the U.S. District Court for the Southern District of New York to find that the MTA is in material breach of our agreement based on the MTA’s failure to provide access to sites where work must be performed and the customer-furnished equipment necessary to complete the contract. The MTA filed an answer and counterclaim alleging that we breached the contract and subsequently terminated the contract for alleged default. The primary damages sought by the MTA are the cost to complete the contract and potential re-procurement costs. While we are unable to estimate the cost of another contractor to complete the contract and the costs of re-procurement, we note that our contract with the MTA had a total value of $323 million, of which $241 million was paid to us, and that the MTA is seeking damages of approximately $190 million. We dispute the MTA’s allegations and are defending against them. Additionally, following an investigation, our sureties on a performance bond related to this matter, who were represented by independent counsel, concluded that the MTA’s termination of the contract was improper. Finally, our declaratory judgment action was later amended to include claims for monetary damages against the MTA of approximately $95 million. This matter was taken under submission by the District Court on December 5, 2014, after a five-week bench trial and the filing of post-trial pleadings by the parties. We expect a decision in the second or third quarter of 2015.

On August 28, 2003, the U.S. Department of Justice (DOJ) filed complaints in partial intervention in two lawsuits filed under the civil qui tam provisions of the False Claims Act in the U.S. District Court for the Western District of Kentucky, United States ex rel. Natural Resources Defense Council, et al., v. Lockheed Martin Corporation, et al., and United States ex rel. John D. Tillson v. Lockheed Martin Energy Systems, Inc., et al. The DOJ alleges that we committed violations of the Resource Conservation and Recovery Act at the Paducah Gaseous Diffusion Plant by not properly handling, storing and transporting hazardous waste and that we violated the False Claims Act by misleading Department of Energy officials and state regulators about the nature and extent of environmental noncompliance at the plant. The complaint does not allege a specific calculation of damages. In April 2013, the parties attended a settlement conference ordered by the magistrate judge. The conference focused on the parties’ sharply differing views of the merits of the case and did not significantly contribute to our understanding of the damages sought. The parties participated in confidential mediation pursuant to Federal Rule of Civil Procedure Rule 408 in December 2014. The plaintiffs made settlement demands at this mediation but these were not tied to any theory of damages, were not apportioned between the False Claims Act and Resource Conservation and Recovery Act allegations (as to which our defenses differ) and did not provide insight into what damages plaintiffs would seek to prove if this matter proceeds to trial. Consequently, we continue to be unable to estimate the reasonably possible loss or range of loss, which could be incurred if the plaintiffs were to prevail, but we believe we have substantial defenses. We anticipate filing motions for summary judgment in the second quarter of 2015.

Environmental Matters

We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste and other environmental matters at several of our current or former facilities or at third-party sites where we have been designated as a potentially responsible party (PRP). A substantial portion of environmental costs will be included in our net sales and cost of sales in future periods pursuant to U.S. Government regulations. At the time a liability is recorded for future environmental costs, we record a receivable for estimated future recovery considered probable through the pricing of products and services to agencies of the U.S. Government, regardless of the contract form (e.g., cost-reimbursable, fixed-price). We continuously evaluate the recoverability of our environmental receivables by assessing, among other factors, U.S. Government regulations, our U.S. Government business base and contract mix and our history of receiving reimbursement of such costs. We include the portion of those environmental costs expected to be allocated to our non-U.S. Government contracts, or that is determined to not be recoverable under U.S. Government contracts, in our cost of sales at the time the liability is established.

At December 31, 2014 and 2013, the aggregate amount of liabilities recorded relative to environmental matters was $965 million and $997 million, most of which are recorded in other noncurrent liabilities on our Balance Sheets. We have recorded receivables totaling $836 million and $863 million at December 31, 2014 and 2013, most of which are recorded in other noncurrent assets on our Balance Sheets, for the estimated future recovery of these costs, as we consider the recovery probable based on the factors previously mentioned. We project costs and recovery of costs over approximately 20 years.

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

We also are pursuing claims for recovery of costs incurred or contribution to site cleanup costs against other PRPs, including the U.S. Government, and are conducting remediation activities under various consent decrees and orders relating to soil, groundwater, sediment or surface water contamination at certain sites of former or current operations. Under an agreement related to our Burbank and Glendale, California, sites, the U.S. Government reimburses us an amount equal to approximately 50% of expenditures for certain remediation activities in its capacity as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).

On July 1, 2014, a regulation became effective in California setting the maximum level of the contaminant hexavalent chromium in drinking water at 10 parts per billion (ppb). In May 2014, the Manufacturers and Technology Association filed a suit alleging the 10 ppb threshold is lower than is required to protect public health and thus imposes unjustified costs on the regulated community. We cannot predict the outcome of this suit or whether other challenges may be advanced by the regulated community or environmental groups which had sought a significantly higher and lower standard, respectively. If the new standard remains at 10 ppb, it will not have a material impact on our existing remediation costs in California.

In addition, California is reevaluating its existing drinking water standard with respect to perchlorate and the U.S. Environmental Protection Agency (U.S. EPA) is also considering whether to regulate perchlorate and hexavalent chromium in drinking water. If substantially lower standards are adopted, in either California or at the federal level, for perchlorate or, if the U.S. EPA were to adopt a standard for hexavalent chromium lower than 10 ppb, we expect a material increase in our estimates for environmental liabilities and the related assets for the portion of the increased costs that are probable of future recovery in the pricing of our products and services for the U.S. Government. The amount that would be allocable to our non-U.S. Government contracts or that is determined to not be recoverable under U.S. Government contracts would be expensed, which may have a material effect on our earnings in any particular interim reporting period.

Operating Leases

We rent certain equipment and facilities under operating leases. Certain major plant facilities and equipment are furnished by the U.S. Government under short-term or cancelable arrangements. Our total rental expense under operating leases was $258 million, $315 million and $302 million for 2014, 2013 and 2012. Future minimum lease commitments at December 31, 2014 for long-term non-cancelable operating leases were $856 million ($228 million in 2015, $181 million in 2016, $133 million in 2017, $95 million in 2018, $69 million in 2019 and $150 million in later years).

Letters of Credit, Surety Bonds and Third-Party Guarantees

We have entered into standby letters of credit, surety bonds and third-party guarantees with financial institutions and other third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as venture partners. We had total outstanding letters of credit, surety bonds and third-party guarantees aggregating $2.4 billion each at December 31, 2014 and 2013.

At December 31, 2014 and 2013, third-party guarantees totaled $774 million and $696 million, of which approximately 85% and 90% related to guarantees of contractual performance of ventures to which we currently are or previously were a party. This amount represents our estimate of the maximum amount we would expect to incur upon the contractual non-performance of the venture partners. In addition, we generally have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a venture partner. We believe our current and former venture partners will be able to perform their obligations, as they have done through December 31, 2014, and that it will not be necessary to make payments under the guarantees. In determining our exposures, we evaluate the reputation, technical capabilities and credit quality of our current and former venture partners.

United Launch Alliance

In connection with our 50% ownership interest of ULA, we and The Boeing Company (Boeing) have each received distributions from ULA, including distributions of $527 million that we and Boeing have each received (since ULA’s formation in December 2006) which are subject to agreements between us, Boeing and ULA, whereby, if ULA does not have sufficient cash resources or credit capacity to make required payments under the inventory supply agreement it has with Boeing, both we and Boeing would provide to ULA, in the form of an additional capital contribution, the level of funding required for ULA to make those payments. Any such capital contributions would not exceed the amount of the distributions subject to the agreements. Based on current expectations of ULA’s cash flow needs, we currently believe that ULA should have sufficient operating cash flows and credit capacity, including access to its $560 million revolving credit agreement from third-party financial institutions, to meet its obligations such that we would not be required to make a contribution under these agreements.

In addition, both we and Boeing have cross-indemnified each other for guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through December 31, 2014, and that it will not be necessary to make payments under the cross-indemnities or guarantees.

Our 50% ownership share of ULA’s net assets exceeded the book value of our investment by approximately $395 million, which we are recognizing as income ratably over 10 years through 2016. This yearly amortization and our share of ULA’s net earnings are reported as equity in net earnings (losses) of equity investees in other income, net on our Statements of Earnings. Our investment in ULA totaled $706 million and $685 million at December 31, 2014 and 2013.

Note 13 – Acquisitions and Divestitures

Acquisitions

We paid $898 million in 2014 for acquisitions of businesses and investments in affiliates, net of cash acquired, primarily related to the acquisitions of Systems Made Simple, Zeta and Industrial Defender. On December 1, 2014, we completed the acquisition of all interests in Systems Made Simple, which provides solutions that leverage information technology in the healthcare domain to improve, increase, enable and ensure the exchange and interoperability of information between patients, providers, and payers and has been included in our IS&GS business segment. On August 18, 2014, we completed the acquisition of all interests in Zeta, which designs systems that enable collection, processing, safeguarding and dissemination of information for intelligence and defense communities, which has been included in our Space Systems business segment. On April 7, 2014, we completed the acquisition of all interest in Industrial Defender, a provider of cyber security solutions for control systems in the oil and gas, utility and chemical industries, which has been included in our IS&GS business segment. In connection with these acquisitions, we preliminarily recorded goodwill of $657 million, related to expected synergies from combining operations and value of the existing workforce. The recorded goodwill is not deductible for tax purposes. Additionally, we recorded other intangible assets of $223 million, primarily related to customer relationships and technologies, which will be amortized over a weighted average period of eight years.

We paid $269 million in 2013 for acquisitions of businesses and investments in affiliates, net of cash acquired, primarily related to the acquisition of all interests in Amor Group, a United Kingdom-based company specializing in information technology, civil government services and the energy market and has been included in our IS&GS business segment. In connection with these acquisitions, we recorded goodwill of $175 million, which is not deductible for tax purposes. Additionally, we recorded other intangible assets of $34 million, related to customer relationships and technologies, which will be amortized over a weighted average period of eight years.

We paid $259 million in 2012 for acquisitions of businesses and investments in affiliates, net of cash acquired, primarily related to the acquisitions of Chandler/May, Inc., CDL Systems Ltd. and Procerus Technologies, L.C., and each has been included within our MST business segment. These companies specialize in the design, development, manufacturing, control and support of advanced unmanned systems. In connection with these acquisitions, we recorded goodwill of $197 million, of which $69 million will be amortized for tax purposes. Additionally, we recorded other intangible assets of $41 million, related to technologies and customer relationships, which will be amortized over a weighted average period of six years.

Divestitures

Discontinued operations for 2013 included a benefit of $31 million resulting from the resolution of certain tax matters related to a business previously sold prior to 2013.

Note 14 – Restructuring Charges

2013 Actions

During 2013, we recorded charges related to certain severance actions totaling $201 million of which $83 million, $37 million and $81 million related to our IS&GS, MST and Space Systems business segments. These charges reduced our net earnings by $130 million ($.40 per share) and primarily related to a plan we committed to in November 2013 to close and consolidate certain facilities and reduce our total workforce by approximately 4,000 positions within our IS&GS, MST and Space Systems business segments. These charges also include $30 million related to certain severance actions at our IS&GS business segment that occurred in the first quarter of 2013, which were subsequently paid in 2013.

The November 2013 plan resulted from a strategic review of these businesses’ facility capacity and future workload projections and is intended to better align our organization and cost structure and improve the affordability of our products and services given the changes in U.S. Government spending as well as the rapidly changing competitive and economic landscape. Upon separation, terminated employees receive lump-sum severance payments primarily based on years of service. As of December 31, 2014, we have paid approximately $107 million in severance payments associated with this action, of which approximately $92 million was paid during the year ended December 31, 2014. The remaining severance payments are expected to be paid through the middle of 2015.

In addition to the severance charges described above, we expect to incur total accelerated costs (e.g., accelerated depreciation expense related to long-lived assets at the sites to be closed) and incremental costs (e.g., relocation of equipment and other employee related costs) of approximately $15 million, $50 million and $175 million at our IS&GS, MST and Space Systems business segments through the completion of this plan in 2015. As of December 31, 2014, we have incurred total accelerated and incremental costs of approximately $110 million, most of which was incurred during the year ended December 31, 2014. The accelerated and incremental costs are recorded as incurred in cost of sales on our Statements of Earnings and included in the respective business segment’s results of operations.

We expect to recover a substantial amount of the restructuring charges through the pricing of our products and services to the U.S. Government and other customers in future periods, with the impact included in the respective business segment’s results of operations.

2012 Actions

During 2012, we recorded charges related to certain severance actions totaling $48 million of which $25 million related to our Aeronautics business segment and $23 million related to the reorganization of our former Electronic Systems business segment. These charges reduced our net earnings by $31 million ($.09 per share) and consisted of severance costs associated with the elimination of certain positions through either voluntary or involuntary actions. These severance actions resulted from cost reduction initiatives to better align our organization with changing economic conditions. Upon separation, terminated employees received lump-sum severance payments primarily based on years of service, all of which were paid in 2013.

Note 15 – Fair Value Measurements

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	December 31, 2014			December 31, 2013
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Equity securities	$92	$ 92	$ —	$77	$ 77	$ —
Mutual funds	696	696	—	613	613	—
U.S. Government securities	136	—	136	238	—	238
Other securities	153	—	153	131	—	131
Derivatives	27	—	27	28	—	28
Liabilities
Derivatives	18	—	18	23	—	23

Substantially all assets measured at fair value, other than derivatives, represent investments classified as trading securities held in a separate trust to fund certain of our non-qualified deferred compensation plans and are recorded in other noncurrent assets on our Balance Sheets. The fair values of equity securities and mutual funds are determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. The fair values of U.S. Government and other securities are determined using pricing models that use observable inputs (e.g., interest rates and yield curves observable at commonly quoted intervals), bids provided by brokers or dealers or quoted prices of securities with similar characteristics. The fair values of derivative instruments, which consist of foreign currency exchange forward and interest rate swap contracts, primarily are determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates, credit spreads and foreign currency exchange rates. We did not have any transfers of assets or liabilities between levels of the fair value hierarchy during 2014.

In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $7.9 billion and $7.4 billion at December 31, 2014 and 2013 and the outstanding principal amount was $7.0 billion at both December 31, 2014 and 2013, excluding unamortized discounts of $872 million and $882 million. The estimated fair values of our outstanding debt were determined based on quoted prices for similar instruments in active markets (Level 2).

In the fourth quarters of 2014 and 2013, we recorded non-cash goodwill impairment charges of $119 million and $195 million in connection with our annual goodwill impairment test. The fair value determination of goodwill was determined using a combination of a DCF analysis and market-based valuation methodologies and was classified as a Level 3 fair value measurement due to the significance of the unobservable inputs used. See Note 1 for further information on this non-cash goodwill impairment charge and our valuation methodologies.

Note 16 – Summary of Quarterly Information (Unaudited)

A summary of quarterly information is as follows (in millions, except per share data):

	2014 Quarters
	First	Second	Third	Fourth
Net sales	$10,650	$11,306	$11,114	$12,530
Operating profit	1,432	1,426	1,392	1,342
Net earnings (a)	933	889	888	904
Basic earnings per share	2.92	2.81	2.81	2.87
Diluted earnings per share	2.87	2.76	2.76	2.82

	2013 Quarters
	First	Second	Third	Fourth
Net sales	$11,070	$11,408	$11,347	$11,533
Operating profit	1,119	1,298	1,254	834
Net earnings from continuing operations (b)	761	859	842	488
Net earnings from discontinued operations	—	—	31	—
Net earnings	761	859	873	488
Basic earnings per share (c)	2.37	2.68	2.72	1.53
Diluted earnings per share	2.33	2.64	2.66	1.50

(a)

The fourth quarter of 2014 included a charge of $119 million ($107 million after tax) related to a non-cash goodwill impairment charge (Note 1) and a tax benefit of $45 million due to the retroactive reinstatement of the R&D tax credit for 2014.

(b)

The first quarter of 2013 included a tax benefit of $37 million from the R&D tax credit attributable to 2012 (Note 7) and a charge of $30 million ($19 million after tax) related to certain severance actions (Note 14). The fourth quarter of 2013 included charges of $195 million ($176 million after tax) related to a non-cash goodwill impairment charge (Note 1) and $171 million ($111 million after tax) related to certain severance actions (Note 14).

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

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2014. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of December 31, 2014.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Based on this assessment, management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

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

Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm,

Regarding Internal Control Over Financial Reporting

Board of Directors and Stockholders

Lockheed Martin Corporation

We have audited Lockheed Martin Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Lockheed Martin Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Lockheed Martin Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lockheed Martin Corporation as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Lockheed Martin Corporation and our report dated February 9, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 9, 2015

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information concerning directors required by Item 401 of Regulation S-K is included under the caption “Proposal 1 – Election of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A (the 2015 Proxy Statement), and that information is incorporated by reference in this Form 10-K. Information concerning executive officers required by Item 401 of Regulation S-K is located under Part I, Item 4(a) of this Form 10-K. The information required by Item 405 of Regulation S-K is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement, and that information is incorporated by reference in this Form 10-K. The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is included under the captions “Committees of the Board of Directors – Membership on Board Committees” and “Committees of the Board of Directors – Audit Committee Report” in the 2015 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

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

The information required by Item 402 of Regulation S-K is included in the text and tables under the captions “Executive Compensation” and “Director Compensation” in the 2015 Proxy Statement and that information is incorporated by reference in this Form 10-K. The information required by Items 407(e)(4) and (e)(5) of Regulation S-K is included under the captions “Executive Compensation – Compensation Committee Interlocks and Insider Participation” and “Executive Compensation – Compensation Committee Report” in the 2015 Proxy Statement, and that information is furnished by incorporation by reference in this Form 10-K.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is included under the heading “Security Ownership of Management and Certain Beneficial Owners” in the 2015 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans that authorize the issuance of shares of Lockheed Martin common stock to employees and directors. The information is provided as of December 31, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	11,138,854	84.62	7,782,431
Equity compensation plans not approved by security holders (2)	1,282,435	—	2,493,270
Total	12,421,289	84.62	10,275,701

(1)

Column (a) includes, as of December 31, 2014: 3,636,332 shares that have been granted as Restricted Stock Units (RSUs), 1,042,460 shares that could be earned pursuant to grants of Performance Stock Units (PSUs) (assuming the maximum number of PSUs are earned and payable at the end of the three-year performance period) and 6,273,012 shares granted as options under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan (2011 IPA Plan) or predecessor plans prior to January 1, 2013 and 37,840 shares granted as options and 149,210 stock units payable in stock or cash under the Lockheed Martin Corporation 2009 Directors Equity Plan (Directors Equity Plan) or predecessor plans for members (or former members) of the Board of Directors. Column (c) includes, as of December 31, 2014, 7,314,611 shares available for future issuance under the 2011 IPA Plan as options, stock appreciation rights (SARs), restricted stock awards (RSAs), RSUs or PSUs and 467,820 shares available for future issuance under the Directors Equity Plan as stock options and stock units. Of the 7,314,611 shares available for grant under the 2011 IPA Plan on December 31, 2014, 590,505 and 307,094 shares are issuable pursuant to grants made on January 29, 2015, of RSUs and PSUs (assuming the maximum number of PSUs are earned and payable at the end of the three-year performance period), respectively. The weighted average price does not take into account shares issued pursuant to RSUs or PSUs.

(2)

The shares represent annual incentive bonuses and Long-Term Incentive Performance (LTIP) payments earned and voluntarily deferred by employees. The deferred amounts are payable under the Deferred Management Incentive Compensation Plan (DMICP). Deferred amounts are credited as phantom stock units at the closing price of our stock on the date the deferral is effective. Amounts equal to our dividend are credited as stock units at the time we pay a dividend. Following termination of employment, a number of shares of stock equal to the number of stock units credited to the employee’s DMICP account are distributed to the employee. There is no discount or value transfer on the stock distributed. Distributions may be made from newly issued shares or shares purchased on the open market. Historically, all distributions have come from shares held in a separate trust and, therefore, do not further dilute our common shares outstanding. As a result, these shares also were not considered in calculating the total weighted average exercise price in the table. Because the DMICP shares are outstanding, they should be included in the denominator (and not the numerator) of a dilution calculation.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this Item 13 is included under the captions “Corporate Governance – Related Person Transaction Policy,” “Corporate Governance – Certain Relationships and Related Person Transactions of Directors, Executive Officers, and 5 Percent Stockholders,” and “Corporate Governance – Director Independence” in the 2015 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 14.	Principal Accountant Fees and Services.

The information required by this Item 14 is included under the caption “Proposal 2 – Ratification of Appointment of Independent Auditors” in the 2015 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

List of financial statements filed as part of this Form 10-K

The following financial statements of Lockheed Martin Corporation and consolidated subsidiaries are included in Item 8 of this Form 10-K at the page numbers referenced below:

The report of Lockheed Martin Corporation’s independent registered public accounting firm with respect to the above-referenced financial statements and their report on internal control over financial reporting appear on pages 58 and 93 of this Form 10-K. Their consent appears as Exhibit 23 of this Form 10-K.

List of financial statement schedules filed as part of this Form 10-K

All schedules have been omitted because they are not applicable, not required or the information has been otherwise supplied in the financial statements or notes to the financial statements.

Exhibits

3.1

Charter of Lockheed Martin Corporation, as amended by Articles of Amendment dated April 23, 2009 (incorporated by reference to Exhibit 3.1 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-11437)).

3.2

Bylaws of Lockheed Martin Corporation, as amended effective January 24, 2013 (incorporated by reference to Exhibit 3.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on January 28, 2013).

4.1

Indenture, dated May 15, 1996, among Lockheed Martin Corporation, Lockheed Martin Tactical Systems, Inc. and First Trust of Illinois, National Association as Trustee (incorporated by reference to Exhibit 4.A to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on May 20, 1996 (File No. 001-11437)).

4.2

Indenture, dated as of August 30, 2006, between Lockheed Martin Corporation and The Bank of New York (incorporated by reference to Exhibit 99.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on August 31, 2006 (File No. 001-11437)).

4.3

Indenture, dated as of March 11, 2008, between Lockheed Martin Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on March 12, 2008 (File No. 001-11437)).

4.4

Indenture, dated as of May 25, 2010, between Lockheed Martin Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 99.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on May 25, 2010 (File No. 001-11437)).

4.5

Indenture, dated as of September 6, 2011, between Lockheed Martin Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on September 8, 2011).

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

10.1

Five-Year Credit Agreement dated as of August 14, 2014, among Lockheed Martin Corporation, the lenders listed therein, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on August 15, 2014).

10.2

Joint Venture Master Agreement, dated as of May 2, 2005, by and among Lockheed Martin Corporation, The Boeing Company and United Launch Alliance, L.L.C. (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-11437)).

10.3

Lockheed Martin Corporation Directors Deferred Stock Plan, as amended (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 001-11437)).

10.4

Lockheed Martin Corporation Directors Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11437)).

10.5

Martin Marietta Corporation Directors’ Life Insurance Program (incorporated by reference to Exhibit 10.17 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (File No. 033-57645) filed with the SEC on February 9, 1995).

10.6

Lockheed Martin Corporation Directors Equity Plan, as amended (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on November 2, 2006 (File No. 001-11437)).

10.7

Lockheed Martin Corporation 2009 Directors Equity Plan (incorporated by reference to Appendix E to Lockheed Martin Corporation’s Definitive Proxy Statement on schedule 14A filed with the SEC on March 14, 2008).

10.8

Lockheed Martin Corporation Supplemental Savings Plan, as amended (incorporated by reference to Exhibit 10.9 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.9

Lockheed Martin Corporation Deferred Management Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.14 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.10	Lockheed Martin Corporation 2006 Management Incentive Compensation Plan (Performance Based), as amended.

10.11

Lockheed Martin Corporation Amended and Restated 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.17 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11437)).

10.12

Form of Stock Option Award Agreement under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-11437)).

10.13

Forms of Stock Option Award Agreements under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.39 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-11437)).

10.14

Forms of Stock Option Award Agreements under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.32 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11437)).

10.15

Forms of Long-Term Incentive Performance Award Agreements (2010-2012 performance period), Forms of Stock Option Award Agreements and Forms of Restricted Stock Unit Award Agreements under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.33 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-11437)).

10.16

Form of Stock Option Award Agreement under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 99.3 of Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on February 3, 2011).

10.17

Form of Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 99.2 of Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on February 3, 2011).

10.18

LTIP award agreement forms as approved on February 24, 2011 (incorporated by reference to Exhibit 99.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on February 25, 2011).

10.19	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.34 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-11437)).

10.20

Lockheed Martin Corporation 2011 Incentive Performance Award Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2014).

10.21

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

10.22

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

10.23

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

10.24

Lockheed Martin Corporation Nonqualified Capital Accumulation Plan, as amended (incorporated by reference to Exhibit 10.21 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012), and as further amended by 2014 Amendment No. 1 to the Lockheed Martin Corporation Nonqualified Capital Accumulation Plan (incorporated by reference to Exhibit 10.5 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2014).

10.25

Lockheed Martin Corporation Supplemental Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2014).

10.26

Supplemental Retirement Benefit Plan for Certain Transferred Employees of Lockheed Martin Corporation, as amended and restated (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2014).

10.27

Lockheed Martin Supplementary Pension Plan for Transferred Employees of GE Operations, as amended and restated (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2014).

10.28	Lockheed Martin Corporation Executive Severance Plan, prior to November 1, 2013, known as the Lockheed Martin Corporation Severance Benefit Plan for Certain Management Employees (incorporated by reference to Exhibit 10.22 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013), as amended by Amendment dated July 18, 2014 to Lockheed Martin Corporation Executive Severance Plan (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014).

10.29	Non-Employee Director Compensation Summary.

10.30

Form of Restricted Stock Unit Award Agreement, Form of Long-Term Incentive Performance Award Agreement (2015-2017 performance period), and Form of Performance Stock Unit Award Agreement (2015-2017 performance period) under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan.

12	Computation of ratio of earnings to fixed charges.

21	Subsidiaries of Lockheed Martin Corporation.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Marillyn A. Hewson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bruce L. Tanner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Marillyn A. Hewson and Bruce L. Tanner Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibits 10.3 through 10.30 constitute management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: February 9, 2015	By:	/s/ Brian P. Colan
Brian P. Colan
Vice President, Controller, and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Titles	Date

/s/ Marillyn A. Hewson Marillyn A. Hewson	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 9, 2015

/s/ Bruce L. Tanner Bruce L. Tanner	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 9, 2015

/s/ Brian P. Colan Brian P. Colan	Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 9, 2015
* Daniel F. Akerson	Director	February 9, 2015
* Nolan D. Archibald	Director	February 9, 2015
* Rosalind G. Brewer	Director	February 9, 2015
* David B. Burritt	Director	February 9, 2015
* James O. Ellis, Jr.	Director	February 9, 2015
* Thomas J. Falk	Director	February 9, 2015
* Gwendolyn S. King	Director	February 9, 2015
* James M. Loy	Director	February 9, 2015
* Douglas H. McCorkindale	Director	February 9, 2015
* Joseph W. Ralston	Director	February 9, 2015
* Anne Stevens	Director	February 9, 2015

*By Maryanne R. Lavan pursuant to a Power of Attorney executed by the Directors listed above, which has been filed with this Annual Report on Form 10-K.

Date: February 9, 2015	By:	/s/ Maryanne R. Lavan
Maryanne R. Lavan
Attorney-in-fact