Form 10-Q
period 2015-03-29
LOCKHEED MARTIN CORP
filed 2015-04-22
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2015

Commission File Number: 1-11437

LOCKHEED MARTIN CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	52-1893632
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

6801 Rockledge Drive, Bethesda, Maryland	20817
(Address of principal executive offices)	(Zip Code)

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

There were 314,760,542 shares of our common stock, $1 par value per share, outstanding as of March 29, 2015.

Lockheed Martin Corporation

Form 10-Q

For the Quarterly Period Ended March 29, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Lockheed Martin Corporation

Consolidated Statements of Earnings

(unaudited; in millions, except per share data)

	Quarters Ended
	March 29, 2015	March 30, 2014
Net sales
Products	$7,853	$8,410
Services	2,258	2,240
Total net sales	10,111	10,650
Cost of sales
Products	(6,951)	(7,339)
Services	(1,951)	(1,950)
Other unallocated, net	54	10
Total cost of sales	(8,848)	(9,279)
Gross profit	1,263	1,371
Other income, net	93	61
Operating profit	1,356	1,432
Interest expense	(93)	(86)
Other non-operating income, net	3	2
Earnings before income taxes	1,266	1,348
Income tax expense	(388)	(415)
Net earnings	$878	$933

Earnings per common share
Basic	$2.78	$2.92
Diluted	2.74	2.87
Cash dividends paid per common share	$1.50	$1.33

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Comprehensive Income

(unaudited; in millions)

	Quarters Ended
	March 29, 2015	March 30, 2014
Net earnings	$878	$933
Other comprehensive income (loss), net of tax
Recognition of previously deferred postretirement benefit plan amounts	212	167
Other, net	(57)	(3)
Other comprehensive income, net of tax	155	164
Comprehensive income	$1,033	$1,097

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Balance Sheets

(in millions, except par value)

	March 29, 2015	December 31, 2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$3,486	$1,446
Receivables, net	6,545	5,884
Inventories, net	3,087	2,882
Deferred income taxes	1,468	1,451
Other current assets	632	666
Total current assets	15,218	12,329

Property, plant and equipment, net	4,654	4,755
Goodwill	10,841	10,862
Deferred income taxes	4,024	4,013
Other noncurrent assets	5,015	5,114
Total assets	$39,752	$37,073

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,945	$1,570
Customer advances and amounts in excess of costs incurred	5,548	5,790
Salaries, benefits and payroll taxes	1,722	1,826
Other current liabilities	2,352	1,926
Total current liabilities	11,567	11,112

Accrued pension liabilities	11,400	11,413
Other postretirement benefit liabilities	1,098	1,102
Long-term debt, net	8,404	6,169
Other noncurrent liabilities	3,763	3,877
Total liabilities	36,232	33,673

Stockholders’ equity
Common stock, $1 par value per share	313	314
Additional paid-in capital	—	—
Retained earnings	14,922	14,956
Accumulated other comprehensive loss	(11,715)	(11,870)
Total stockholders’ equity	3,520	3,400
Total liabilities and stockholders’ equity	$39,752	$37,073

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Cash Flows

(unaudited; in millions)

	Quarters Ended
	March 29, 2015	March 30, 2014
Operating activities
Net earnings	$878	$933
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	244	237
Stock-based compensation	40	48
Changes in assets and liabilities
Receivables, net	(661)	(423)
Inventories, net	(205)	29
Accounts payable	375	545
Customer advances and amounts in excess of costs incurred	(242)	(152)
Postretirement benefit plans	292	320
Income taxes	395	584
Other, net	(159)	(21)
Net cash provided by operating activities	957	2,100

Investing activities
Capital expenditures	(118)	(103)
Other, net	26	(23)
Net cash used for investing activities	(92)	(126)

Financing activities
Issuance of long-term debt, net of related costs	2,213	—
Repurchases of common stock	(604)	(1,106)
Proceeds from stock option exercises	65	197
Dividends paid	(498)	(444)
Other, net	(1)	26
Net cash provided by (used for) financing activities	1,175	(1,327)
Net change in cash and cash equivalents	2,040	647
Cash and cash equivalents at beginning of period	1,446	2,617
Cash and cash equivalents at end of period	$3,486	$3,264

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Stockholders’ Equity

(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2013	$319	$—	$14,200	$(9,601)	$4,918
Net earnings	—	—	933	—	933
Other comprehensive income, net of tax	—	—	—	164	164
Repurchases of common stock	(7)	(316)	(783)	—	(1,106)
Dividends declared	—	—	(428)	—	(428)
Stock-based awards and ESOP activity	3	316	—	—	319
Balance at March 30, 2014	$315	$—	$13,922	$(9,437)	$4,800

Balance at December 31, 2014	$314	$—	$14,956	$(11,870)	$3,400
Net earnings	—	—	878	—	878
Other comprehensive income, net of tax	—	—	—	155	155
Repurchases of common stock	(3)	(166)	(435)	—	(604)
Dividends declared	—	—	(477)	—	(477)
Stock-based awards and ESOP activity	2	166	—	—	168
Balance at March 29, 2015	$313	$—	$14,922	$(11,715)	$3,520

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited)

NOTE 1 – BASIS OF PRESENTATION

We prepared these consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. We followed the accounting policies disclosed in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K) filed with the SEC.

In the opinion of management, these consolidated financial statements reflect all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations, financial condition and cash flows for the interim periods presented. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates. Significant estimates inherent in the preparation of our consolidated financial statements include, but are not limited to, accounting for sales and cost recognition, postretirement benefit plans, environmental receivables and liabilities, evaluation of goodwill and other assets for impairment, income taxes including deferred tax assets, fair value measurements and contingencies. The consolidated financial statements include the accounts of subsidiaries we control and variable interest entities if we are the primary beneficiary. We eliminate intercompany balances and transactions in consolidation.

We close our books and records on the last Sunday of the calendar quarter, which was on March 29 for the first quarter of 2015 and March 30 for the first quarter of 2014, to align our financial closing with our business processes. The consolidated financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods as our fiscal year ends on December 31.

The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the full year or future periods. Unless otherwise noted, we present all per share amounts cited in these consolidated financial statements on a “per diluted share” basis. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2014 Form 10-K.

NOTE 2 – EARNINGS PER COMMON SHARE

The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended
	March 29, 2015	March 30, 2014
Weighted average common shares outstanding for basic computations	315.4	319.1
Weighted average dilutive effect of equity awards	4.8	6.0
Weighted average common shares outstanding for diluted computations	320.2	325.1

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units and exercise of outstanding stock options based on the treasury stock method. There were no anti-dilutive equity awards for the quarters ended March 29, 2015 and March 30, 2014.

NOTE 3 – INFORMATION ON BUSINESS SEGMENTS

We operate in five business segments: Aeronautics, Information Systems & Global Solutions (IS&GS), Missiles and Fire Control, Mission Systems and Training (MST) and Space Systems. We organize our business segments based on the nature of the products and services offered.

Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation. Operating profit of our business segments includes our share of earnings or losses from equity method investees as the operating activities of the equity method investees are closely aligned with the operations of our business segments. United Launch Alliance (ULA), which is part of our Space Systems business segment, is our primary equity method investee. Operating profit of our business segments excludes the FAS/CAS pension adjustment described below; expense for stock-based compensation; the effects of items not considered part of management’s evaluation of segment operating performance, such as charges related to significant severance actions (Note 8, under the caption “Restructuring Charges”) and goodwill impairments; gains or losses from divestitures; the effects of certain legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. See Note 8 (under the caption “Changes in Estimates”) for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.

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

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended
	March 29, 2015	March 30, 2014
Net sales
Aeronautics	$3,134	$3,386
Information Systems & Global Solutions	1,869	1,910
Missiles and Fire Control	1,503	1,867
Mission Systems and Training	1,651	1,628
Space Systems	1,954	1,859
Total net sales	$10,111	$10,650

Operating profit
Aeronautics	$371	$393
Information Systems & Global Solutions	136	174
Missiles and Fire Control	292	358
Mission Systems and Training	219	250
Space Systems	288	254
Total business segment operating profit	1,306	1,429
Unallocated items
FAS/CAS pension adjustment
FAS pension expense	(284)	(313)
Less: CAS pension cost	403	399
FAS/CAS pension adjustment	119	86
Stock-based compensation	(40)	(48)
Other, net	(29)	(35)
Total unallocated items	50	3
Total consolidated operating profit	$1,356	$1,432

Intersegment sales
Aeronautics	$19	$27
Information Systems & Global Solutions	185	176
Missiles and Fire Control	90	87
Mission Systems and Training	292	315
Space Systems	29	27
Total intersegment sales	$615	$632

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Total assets for each of our business segments were as follows (in millions):

	March 29, 2015	December 31, 2014
Assets
Aeronautics	$6,655	$6,021
Information Systems & Global Solutions	6,146	6,228
Missiles and Fire Control	4,030	4,050
Mission Systems and Training	6,291	6,277
Space Systems	4,043	3,914
Total business segment assets	27,165	26,490
Corporate assets (a)	12,587	10,583
Total assets	$39,752	$37,073

(a)	Corporate assets primarily include cash and cash equivalents, deferred income taxes, environmental receivables and investments held in a separate trust to fund certain of our non-qualified deferred compensation plans.

Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented approximately 19% and 16% of our total consolidated net sales for the quarters ended March 29, 2015 and March 30, 2014.

NOTE 4 – INVENTORIES, NET

Inventories, net consisted of the following (in millions):

	March 29, 2015	December 31, 2014
Work-in-process, primarily related to long-term contracts and programs in progress	$7,306	$6,728
Less: customer advances and progress payments	(5,026)	(4,701)
	2,280	2,027
Other inventories	807	855
Total inventories, net	$3,087	$2,882

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

NOTE 5 – POSTRETIREMENT BENEFIT PLANS

Our pretax net periodic benefit cost related to our qualified defined benefit pension plans and retiree medical and life insurance plans consisted of the following (in millions):

	Quarters Ended
	March 29, 2015	March 30, 2014
Qualified defined benefit pension plans
Service cost	$217	$243
Interest cost	448	488
Expected return on plan assets	(684)	(660)
Recognized net actuarial losses	400	221
Amortization of net prior service (credits) costs	(97)	21
Total net periodic benefit cost	$284	$313
Retiree medical and life insurance plans
Service cost	$5	$5
Interest cost	28	31
Expected return on plan assets	(37)	(36)
Recognized net actuarial losses	11	6
Amortization of net prior service costs	1	1
Total net periodic benefit cost	$8	$7

The recognized net actuarial losses and the amortization of net prior service (credits) costs in the table above, as well as similar amounts related to our other postretirement benefit plans ($13 million for the quarter ended March 29, 2015 and $9 million for the quarter ended March 30, 2014), reflect amounts that were reclassified from accumulated other comprehensive loss (AOCL) and recorded as a component of net periodic benefit cost for the periods presented. These costs totaled $212 million (net of $116 million of tax expense) for the quarter ended March 29, 2015 and $167 million (net of $91 million of tax expense) for the quarter ended March 30, 2014, which were recorded on our Statements of Comprehensive Income as an increase to other comprehensive income.

The funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006 (PPA), and in a manner consistent with CAS and Internal Revenue Code rules. There were no contributions to either our qualified defined benefit pension plans or our retiree medical and life insurance plans during the quarters ended March 29, 2015 and March 30, 2014. We do not plan to make contributions to our qualified defined benefit pension plans in 2015.

NOTE 6 – LEGAL PROCEEDINGS AND CONTINGENCIES

We are a party to or have property subject to litigation and other proceedings that arise in the ordinary course of our business, including matters arising under provisions relating to the protection of the environment and are subject to contingencies related to certain businesses we previously owned. These types of matters could result in fines, penalties, compensatory or treble damages or non-monetary relief. We believe that the probability is remote that the outcome of each of these matters, including the legal proceedings described below, will have a material adverse effect on the Corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular interim reporting period. Among the factors that we consider in this assessment are the nature of existing legal proceedings and claims, the asserted or possible damages or loss contingency (if estimable), the progress of the case, existing law and precedent, the opinions or views of legal counsel and other advisers, our experience in similar cases and the experience of other companies, the facts available to us at the time of assessment and how we intend to respond to the proceeding or claim. Our assessment of these factors may change as individual proceedings or claims progress.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Although we cannot predict the outcome of legal or other proceedings with certainty, where there is at least a reasonable possibility that a loss may have been incurred, GAAP requires us to disclose an estimate of the reasonably possible loss or range of loss or make a statement that such an estimate cannot be made. We follow a thorough process in which we seek to estimate the reasonably possible loss or range of loss before we conclude and disclose that an estimate cannot be made. With respect to the legal proceedings discussed below, a reasonably possible loss or range of loss cannot be estimated.

Legal Proceedings

On April 24, 2009, we filed a declaratory judgment action against the New York Metropolitan Transportation Authority and its Capital Construction Company (collectively, the MTA) asking the U.S. District Court for the Southern District of New York to find that the MTA is in material breach of our agreement based on the MTA’s failure to provide access to sites where work must be performed and the customer-furnished equipment necessary to complete the contract. The MTA filed an answer and counterclaim alleging that we breached the contract and subsequently terminated the contract for alleged default. The primary damages sought by the MTA are the cost to complete the contract and potential re-procurement costs. While we are unable to estimate the cost of another contractor to complete the contract and the costs of re-procurement, we note that our contract with the MTA had a total value of $323 million, of which $241 million was paid to us, and that the MTA is seeking damages of approximately $190 million. We dispute the MTA’s allegations and are defending against them. Additionally, following an investigation, our sureties on a performance bond related to this matter, who were represented by independent counsel, concluded that the MTA’s termination of the contract was improper. Finally, our declaratory judgment action was later amended to include claims for monetary damages against the MTA of approximately $95 million. This matter was taken under submission by the District Court in December 2014 after a five-week bench trial and the filing of post-trial pleadings by the parties. We expect a decision in the second or third quarter of 2015.

On August 28, 2003, the U.S. Department of Justice (DOJ) filed complaints in partial intervention in two lawsuits filed under the civil qui tam provisions of the False Claims Act in the U.S. District Court for the Western District of Kentucky, United States ex rel. Natural Resources Defense Council, et al., v. Lockheed Martin Corporation, et al., and United States ex rel. John D. Tillson v. Lockheed Martin Energy Systems, Inc., et al. The DOJ alleges that we committed violations of the Resource Conservation and Recovery Act at the Paducah Gaseous Diffusion Plant by not properly handling, storing and transporting hazardous waste, and that we violated the False Claims Act by misleading Department of Energy officials and state regulators about the nature and extent of environmental noncompliance at the plant. The complaint does not allege a specific calculation of damages. In April 2013, the parties attended a settlement conference ordered by the magistrate judge. The conference focused on the parties’ sharply differing views of the merits of the case and did not significantly contribute to our understanding of the damages sought. In December 2014, the parties participated in confidential mediation pursuant to Federal Rule of Civil Procedure Rule 408. The plaintiffs made settlement demands at this mediation but these were not tied to any theory of damages, were not apportioned between the False Claims Act and Resource Conservation and Recovery Act allegations (as to which our defenses differ) and did not provide insight into what damages plaintiffs would seek to prove if this matter proceeds to trial. Consequently, we continue to be unable to estimate the reasonably possible loss or range of loss, which could be incurred if the plaintiffs were to prevail, but we believe we have substantial defenses. We anticipate filing motions for summary judgment in the second quarter of 2015.

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

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

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

At March 29, 2015 and December 31, 2014, the aggregate amount of liabilities recorded relative to environmental matters was $950 million and $965 million, most of which are recorded in other noncurrent liabilities on our Balance Sheets. We have recorded receivables totaling $823 million and $836 million at March 29, 2015 and December 31, 2014, most of which are recorded in other noncurrent assets on our Balance Sheets, for the estimated future recovery of these costs, as we consider the recovery probable based on the factors previously mentioned. We project costs and recovery of costs over approximately 20 years.

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

Our environmental liabilities could be impacted by regulations with respect to the contaminants perchlorate and hexavalent chromium. California is currently reevaluating its existing drinking water standard with respect to perchlorate. In March 2015, California’s health risk agency announced a non-enforceable public health goal for perchlorate that California’s regulatory agency must consider when promulgating an enforceable drinking water standard. The goal calls for maximum perchlorate levels significantly below those allowed under the current standard imposed by California. In addition, the U.S. Environmental Protection Agency (U.S. EPA) is considering whether to regulate perchlorate in drinking water and is also considering whether to impose standards for hexavalent chromium. If substantially lower standards are adopted for perchlorate in either California or at the federal level or if the U.S. EPA were to adopt a standard for hexavalent chromium lower than California’s recently adopted standard of 10 parts per billion, we expect a material increase in our estimates for environmental liabilities and the related assets for the portion of the increased costs that are probable of future recovery in the pricing of our products and services for the U.S. Government. The amount that would be allocable to our non-U.S. Government contracts or that is determined to not be recoverable under U.S. Government contracts would be expensed, which may have a material effect on our earnings in any particular interim reporting period.

Letters of Credit, Surety Bonds and Third-Party Guarantees

We have entered into standby letters of credit, surety bonds and third-party guarantees with financial institutions and other third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as venture partners. We had total outstanding letters of credit, surety bonds and third-party guarantees aggregating $2.6 billion and $2.4 billion at March 29, 2015 and December 31, 2014.

At March 29, 2015 and December 31, 2014, third-party guarantees totaled $1.1 billion and $774 million, of which approximately 90% and 85% related to guarantees of contractual performance of ventures to which we currently are or previously were a party. This amount represents our estimate of the maximum amount we would expect to incur upon the contractual non-performance of the venture partners. In addition, we generally have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a venture partner. We believe our current and former venture partners will be able to perform their obligations, as they have done through March 29, 2015, and that it will not be necessary to make payments under the guarantees. In determining our exposures, we evaluate the reputation, performance on contractual obligations, technical capabilities and credit quality of our current and former venture partners.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

United Launch Alliance

In connection with our 50% ownership interest of ULA, we and The Boeing Company (Boeing) have each received distributions from ULA, including distributions of $527 million that we and Boeing have each received (since ULA’s formation in December 2006) which are subject to agreements between us, Boeing and ULA, whereby, if ULA does not have sufficient cash resources or credit capacity to make required payments under the inventory supply agreement it has with Boeing, both we and Boeing would provide to ULA, in the form of an additional capital contribution, the level of funding required for ULA to make those payments. Any such capital contributions would not exceed the amount of the distributions subject to the agreements. Based on current expectations of ULA’s cash flow needs, we currently believe that ULA should have sufficient operating cash flows and credit capacity, including access to its $560 million revolving credit agreement from third-party financial institutions, to meet its obligations such that we will not be required to make a contribution under these agreements.

In addition, both we and Boeing have cross-indemnified each other for guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through March 29, 2015, and that it will not be necessary to make payments under the cross-indemnities or guarantees.

NOTE 7 – FAIR VALUE MEASUREMENTS

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	March 29, 2015			December 31, 2014
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Equity securities	$93	$93	$—	$92	$92	$—
Mutual funds	640	640	—	696	696	—
U.S. Government securities	134	—	134	136	—	136
Other securities	161	—	161	153	—	153
Derivatives	37	—	37	27	—	27
Liabilities
Derivatives	29	—	29	18	—	18

Substantially all assets measured at fair value, other than derivatives, represent investments classified as trading securities held in a separate trust to fund certain of our non-qualified deferred compensation plans and are recorded in other noncurrent assets on our Balance Sheets. The fair values of equity securities and mutual funds are determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. The fair values of U.S. Government and other securities are determined using pricing models that use observable inputs (e.g., interest rates and yield curves observable at commonly quoted intervals), bids provided by brokers or dealers or quoted prices of securities with similar characteristics. The fair values of derivative instruments, which consist of foreign currency exchange forward and interest rate swap contracts, primarily are determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates, credit spreads and foreign currency exchange rates. We did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the quarter ended March 29, 2015.

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

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

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

The aggregate notional amount of our outstanding interest rate swaps at both March 29, 2015 and December 31, 2014 was $1.3 billion. The aggregate notional amount of our outstanding foreign currency hedges at March 29, 2015 and December 31, 2014 was $1.0 billion and $804 million. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters ended March 29, 2015 and March 30, 2014. Substantially all of our derivatives are designated for hedge accounting.

In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $10.4 billion and $7.9 billion at March 29, 2015 and December 31, 2014 and the outstanding principal amount was $9.3 billion and $7.0 billion at March 29, 2015 and December 31, 2014, excluding unamortized discounts of $887 million and $872 million. The estimated fair values of our outstanding debt were determined based on quoted prices for similar instruments in active markets (Level 2).

NOTE 8 – OTHER

Changes in Estimates

Accounting for contracts using the percentage-of-completion method requires judgment relative to assessing risks, estimating contract sales and costs (including estimating award and incentive fees and penalties related to performance) and making assumptions for schedule and technical issues. Due to the number of years it may take to complete many of our contracts and the scope and nature of the work required to be performed on those contracts, estimating total sales and costs at completion is complicated and subject to many variables and, accordingly estimates are subject to change. When adjustments in estimated total contract sales or estimated total costs are required, any changes from prior estimates are recognized in the current period for the inception-to-date effect of such changes. When estimates of total costs to be incurred on a contract exceed estimates of total sales to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.

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

Comparability of our segment sales, operating profit and operating margins may be impacted favorably or unfavorably by changes in profit booking rates on our contracts accounted for using the percentage-of-completion method of accounting. Increases in the profit booking rates, typically referred to as risk retirements, usually relate

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

to revisions in the estimated total costs that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate resulting in an increase in the estimated total costs to complete and a reduction in the profit booking rate. Increases or decreases in profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Segment operating profit and margins may also be impacted favorably or unfavorably by other items. Favorable items may include the positive resolution of contractual matters, cost recoveries on restructuring charges, insurance recoveries and gains on sales of assets. Unfavorable items may include the adverse resolution of contractual matters; restructuring charges, except for significant severance actions which are excluded from segment operating results; reserves for disputes; asset impairments; and losses on sales of assets. Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit by approximately $490 million and $525 million for the quarters ended March 29, 2015 and March 30, 2014. These adjustments increased net earnings by approximately $320 million ($1.00 per share) and $340 million ($1.05 per share) for the quarters ended March 29, 2015 and March 30, 2014.

Restructuring Charges

Fourth Quarter 2013 Action

In November 2013, we committed to a plan to close and consolidate certain facilities and reduce our total workforce by approximately 4,000 positions within our IS&GS, MST and Space Systems business segments. This plan resulted from a strategic review of our facility capacity and future workload projections for these businesses and was intended to better align our organization and cost structure and improve the affordability of our products and services given the changes in U.S. Government spending as well as the rapidly changing competitive and economic landscape. As of March 29, 2015, we have paid approximately $123 million in severance payments associated with this action, of which approximately $16 million was paid during the quarter ended March 29, 2015.

We also expect to incur total accelerated costs (e.g., accelerated depreciation expense related to long-lived assets at the sites to be closed) and incremental costs (e.g., relocation of equipment and other employee related costs) of approximately $15 million, $50 million and $190 million at our IS&GS, MST and Space Systems business segments. As of March 29, 2015, we have incurred total accelerated and incremental costs of approximately $136 million, inclusive of amounts incurred during the quarter ended March 29, 2015. The accelerated and incremental costs are recorded as incurred in cost of sales on our Statements of Earnings and included in the respective business segment’s results of operations.

The remaining payments associated with the severance and incremental costs are expected to be paid by the end of 2015. We expect to recover a substantial amount of the restructuring charges through the pricing of our products and services to the U.S. Government and other customers, with the impact included in the respective business segment’s results of operations.

Income Taxes

Our effective income tax rates were 30.6% and 30.8% for the quarters ended March 29, 2015 and March 30, 2014. The rates for both periods benefited from tax deductions for U.S. manufacturing activities and for dividends paid to our defined contribution plans with an employee stock ownership plan feature. The rates included no benefit from the research and development tax credit because the credit was not part of the law and had not been reenacted during either period.

Stockholders’ Equity

Repurchases of Common Stock

During the quarter ended March 29, 2015, we repurchased 3.0 million shares of our common stock for $604 million. We had total remaining authorization of $3.1 billion for future common share repurchases under our program as of March 29, 2015. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Dividends

We declared cash dividends totaling $477 million ($1.50 per share) and $428 million ($1.33 per share) during the quarters ended March 29, 2015 and March 30, 2014.

Restricted Stock Unit Grants

In January 2015, we granted certain employees approximately 0.6 million restricted stock units (RSUs) with a grant-date fair value of $192.28 per RSU. The grant-date fair value of these RSUs is equal to the closing market price of our common stock on the grant date less a discount to reflect the delay in payment of dividend-equivalent cash payments that are made only upon vesting, which is generally three years from the grant date. We recognize the grant-date fair value of RSUs, less estimated forfeitures, as compensation expense ratably over the requisite service period, which is shorter than the vesting period if the employee is retirement eligible on the date of grant or will become retirement eligible before the end of the vesting period.

Accumulated Other Comprehensive Loss

Changes in the balance of AOCL, net of tax, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL

Balance at December 31, 2013	$(9,649)	$48	$(9,601)
Other comprehensive loss before reclassifications	—	(4)	(4)
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	153	—	153
Amortization of net prior service costs (a)	14	—	14
Other	—	1	1

Total reclassified from AOCL	167	1	168

Total other comprehensive income (loss)	167	(3)	164

Balance at March 30, 2014	$(9,482)	$45	$(9,437)

Balance at December 31, 2014	$(11,813)	$(57)	$(11,870)
Other comprehensive loss before reclassifications	—	(54)	(54)
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	277	—	277
Amortization of net prior service credits (a)	(65)	—	(65)
Other	—	(3)	(3)

Total reclassified from AOCL	212	(3)	209

Total other comprehensive income (loss)	212	(57)	155

Balance at March 29, 2015	$(11,601)	$(114)	$(11,715)

(a)	Reclassifications from AOCL related to our postretirement benefit plans were recorded as a component of net periodic benefit cost for each period presented (Note 5).

Long-term Debt

On February 20, 2015, we issued $2.25 billion of notes in a registered public offering consisting of $750 million maturing in 2025 with a fixed interest rate of 2.90%, $500 million maturing in 2035 with a fixed interest rate of 3.60% and $1.0 billion maturing in 2045 with a fixed interest rate of 3.80%. We may, at our option, redeem some or all of the notes at any time by paying the principal amount of notes being redeemed plus any make-whole premium and accrued and unpaid interest to the date of redemption. Interest on the notes is payable on March 1 and September 1 of each year, beginning on September 1, 2015. These notes rank equally in right of payment with all of our existing unsecured and unsubordinated indebtedness.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard that will change the way we recognize revenue and significantly expand the disclosure requirements for revenue arrangements. Unless the FASB delays the effective date of the new standard, it will be effective for us beginning on January 1, 2017 and may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained earnings at the effective date for existing contracts with remaining performance obligations. In April 2015, the FASB proposed a one-year delay in the effective date of the standard to January 1, 2018, with an option that would permit companies to adopt the standard as early as the original effective date. Early adoption prior to the original effective date is not permitted. A final decision on the effective date is expected in 2015. We are currently evaluating the methods of adoption allowed by the new standard and the effect the standard is expected to have on our consolidated financial statements and related disclosures. As the new standard will supersede substantially all existing revenue guidance affecting us under GAAP, it could impact revenue and cost recognition on thousands of contracts across all our business segments, in addition to our business processes and our information technology systems. As a result, our evaluation of the effect of the new standard will extend over future periods.

Review Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm

Board of Directors

Lockheed Martin Corporation

We have reviewed the consolidated balance sheet of Lockheed Martin Corporation as of March 29, 2015, and the related consolidated statements of earnings, comprehensive income, cash flows, and stockholders’ equity for the quarters ended March 29, 2015 and March 30, 2014. These financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lockheed Martin Corporation as of December 31, 2014, and the related consolidated statements of earnings, comprehensive income, cash flows, and stockholders’ equity for the year then ended (not presented herein), and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 9, 2015. In our opinion, the accompanying consolidated balance sheet as of December 31, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

McLean, Virginia
April 22, 2015

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS OVERVIEW

We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics and information services. We serve customers globally with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. In 2014, 79% of our $45.6 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 59% from the Department of Defense (DoD)), 20% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government) and 1% were from U.S. commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security and information technology, including cybersecurity.

The following discussion is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and with our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K).

INDUSTRY CONSIDERATIONS

U.S. Government Funding Constraints

The U.S. Government, our principal customer, continues to face significant fiscal and economic challenges. To address those challenges, the U.S. Government has implemented various initiatives, including measures to reduce its spending levels pursuant to the Budget Control Act of 2011 (Budget Control Act). The Budget Control Act established limits on discretionary spending, which provided for reductions to planned defense spending of $487 billion over a 10-year period that began with government fiscal year (GFY) 2012 (a U.S. Government fiscal year starts on October 1 and ends on September 30). The Budget Control Act also provided for additional automatic spending reductions, known as sequestration that would have reduced planned defense spending by an additional $500 billion over a nine-year period that began in GFY 2013.

The Bipartisan Budget Act of 2013 (Bipartisan Budget Act) increased the limits on discretionary spending for GFY 2015, however, it retained sequestration cuts for GFYs 2016 through 2021, including the across-the-board spending reduction methodology provided for in the Budget Control Act. As a result, there remains uncertainty regarding how sequestration cuts beyond GFY 2015 will be applied, as the DoD and other agencies may have significantly less flexibility in how to apply budget cuts in future years. While the defense budget sustained the largest single reductions under the Budget Control Act, other civil agencies and programs have also been impacted by significant spending reductions. In light of the Budget Control Act and deficit reduction pressures, it is likely that discretionary spending by the U.S. Government will remain constrained for a number of years.

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

On February 2, 2015, the President submitted a budget proposal for GFY 2016, which included $534 billion for defense spending, about $35 billion more than the spending limits under the Budget Control Act. The budget also provides for $51 billion in additional Overseas Contingency Operations (OCO) spending. In March 2015, budget resolutions were passed by both houses of Congress that outline total defense spending levels that meet or slightly exceed the amounts requested by the President in his GFY 2016 budget. The budget resolutions reach this target by leaving the Budget Control Act sequestration cuts to the Defense Department’s base budget

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

in place, while increasing funding for OCO, an account normally restricted to paying for war-related costs. Although this strategy requires the support of the President, it may be the initial step toward achieving a potential budget agreement. We anticipate there will continue to be a significant debate within the U.S. Government over defense spending throughout the budget process for GFY 2016 and beyond. The outcome of these debates could have long-term consequences for our industry and company as described below. However, we believe that our portfolio of products and services will continue to be well supported in a strategically focused allocation of budget resources.

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

Despite the continued uncertainty surrounding U.S. Government budgets, the investments and acquisitions we have made in recent years have sought to align our businesses with what we believe are the most critical national priorities and mission areas. Additionally, we are seeking to lessen our dependence on contracts with the U.S. Government by focusing on expanding into adjacent markets close to our core capabilities and growing international sales, but we may not be successful in this strategy. The possibility remains, however, that our programs could be materially reduced, extended, or terminated as a result of the U.S. Government’s continuing assessment of priorities, changes in government priorities, or budget reductions, including sequestration (particularly in those circumstances where sequestration is implemented across-the-board without regard to national priorities). Additionally, decreases in production volume associated with budget cuts, including sequestration, will increase unit costs, making our products less affordable for both our U.S. and international customers. In particular, sequestration may also result in significant rescheduling or termination activity with our supplier base. Such activity could result in claims from our suppliers, which may include the amount established in any settlement agreements, the costs of evaluating the supplier settlement proposals, and the costs of negotiating settlement agreements. Budget cuts, including sequestration, could result in restructuring charges, impairment of assets, including goodwill, or other charges. We expect costs associated with claims from our suppliers and restructuring charges will be recovered from our customers.

Generally, we expect that the impact of budget reductions on our operating results will lag in certain of our businesses with longer cycles, such as our Aeronautics and Space Systems business segments, and our products businesses within our Missiles and Fire Control (MFC) and Mission Systems and Training (MST) business segments, due to our production contract backlog. However, our businesses with smaller, short-term contracts are the most susceptible to the impacts of budget reductions, such as our Information Systems & Global Solutions (IS&GS) business segment and certain services businesses within our MFC and MST business segments. We have also experienced increased market pressures in these services businesses including lower in-theater support as troop levels are drawn down and increased re-competition on existing contracts coupled with the fragmentation of large contracts into multiple smaller contracts that are awarded primarily on the basis of price. Additionally, our services businesses across most of our business segments have experienced lower volume due to improved product field performance that require less service support.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

CONSOLIDATED RESULTS OF OPERATIONS

Since our operating cycle is primarily long-term and involves many types of contracts for the design, development and manufacture of products and related activities with varying delivery schedules, the results of operations of a particular period, or period-to-period comparisons of sales and profits, may not be indicative of future operating results. The following discussions of comparative results among periods should be reviewed in this context. All per share amounts cited in these discussions are presented on a “per diluted share” basis, unless otherwise noted. Our consolidated results of operations were as follows (in millions, except per share data):

	Quarters Ended
	March 29, 2015	March 30, 2014

Net sales	$10,111	$10,650
Cost of sales	(8,848)	(9,279)

Gross profit	1,263	1,371
Other income, net	93	61

Operating profit	1,356	1,432
Interest expense	(93)	(86)
Other non-operating income, net	3	2
Earnings before income taxes	1,266	1,348
Income tax expense	(388)	(415)
Net earnings	878	933
Diluted earnings per common share	$2.74	$2.87

Certain amounts reported in other income, net, primarily our share of earnings or losses from equity method investees, are included in the operating profit of our business segments. Accordingly, such amounts are included in the discussion of our business segment results of operations.

Net Sales

We generate sales from the delivery of products and services to our customers. Product sales are predominantly generated in our Aeronautics, MFC, MST and Space Systems business segments and most of our service sales are generated in our IS&GS and MFC business segments. Our consolidated net sales were as follows (in millions):

	Quarters Ended
	March 29, 2015	March 30, 2014

Products	$7,853	$8,410
Services	2,258	2,240

Total net sales	$10,111	$10,650

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Product Sales

Our product sales represent about 80% of our total sales for both the quarters ended March 29, 2015 and March 30, 2014. Product sales decreased $557 million, or 7%, during the quarter ended March 29, 2015 compared to the quarter ended March 30, 2014, primarily due to lower product sales of about $310 million at MFC and approximately $255 million at Aeronautics. The decrease at MFC was primarily driven by fewer deliveries from tactical missile programs (Hellfire, Joint Air-to-Surface Standoff Missile (JASSM) and Guided Multiple Launch Rocket System (GMLRS)) and air and missile defense programs (primarily Patriot Advanced Capability-3 (PAC-3)). The decrease at Aeronautics was attributable to fewer aircraft deliveries (C-130, C-5 and F-16 programs), partially offset by increased volume and sustainment activities on the F-35 production contracts.

Service Sales

Our service sales represent about 20% of our total sales for both the quarters ended March 29, 2015 and March 30, 2014. Service sales increased $18 million, or 1%, during the quarter ended March 29, 2015 compared to the quarter ended March 30, 2014. Higher service sales of about $90 million at Space Systems due to businesses acquired in 2014 were partially offset by lower service sales of approximately $55 million at MFC, primarily attributable to various technical services programs as a result of decreased volume reflecting market pressures.

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

	Quarters Ended
	March 29, 2015	March 30, 2014

Cost of sales - products	$(6,951)	$(7,339)
% of product sales	88.5%	87.3%
Cost of sales - services	(1,951)	(1,950)
% of service sales	86.4%	87.1%
Other unallocated, net	54	10

Total cost of sales	$(8,848)	$(9,279)

The following discussion of material changes in our consolidated cost of sales for products and services should be read in tandem with the preceding discussion of changes in our consolidated net sales and our business segment results of operations. We have not identified any developing trends in cost of sales for products and services that would have a material impact on our future operations.

Product Costs

Product costs decreased $388 million, or 5%, during the quarter ended March 29, 2015 compared to the quarter ended March 30, 2014. Product costs decreased about $235 million at MFC and approximately $205 million at Aeronautics. The decreases at MFC and Aeronautics were attributable to the fewer deliveries for the various programs mentioned above. The 1.2% increase in product costs as a percentage of product sales for the quarter ended March 29, 2015 compared to the quarter ended March 30, 2014 was primarily due to lower operating profit margin due to performance matters on an international program during the quarter ended March 29, 2015 at IS&GS and items impacting MST, including decreased risk retirements (ship and aviation systems) and new program starts.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Service Costs

Service costs during the quarter ended March 29, 2015 were comparable to the quarter ended March 30, 2014. Higher service costs of about $90 million at Space Systems due to businesses acquired in the third quarter of 2014 were offset by lower service costs of approximately $70 million at MFC, primarily attributable to various technical services programs as a result of decreased volume reflecting market pressures. The 0.7% decrease in service costs as a percentage of service sales for the quarter ended March 29, 2015 compared to the quarter ended March 30, 2014 was primarily due to the items decreasing service costs at MFC.

Other Unallocated, Net

Other unallocated, net primarily includes the FAS/CAS pension adjustment as described in the Business Segment Results of Operations section below, stock-based compensation and other corporate costs. These items are not allocated to the business segments and, therefore, are excluded from the cost of sales for products and services. Other unallocated, net was $54 million of income for the quarter ended March 29, 2015 compared to $10 million of income for the quarter ended March 30, 2014.

The increase was primarily attributable to the increase in the FAS/CAS pension adjustment, partially offset by fluctuations in other costs associated with various corporate items, none of which were individually significant. The change in the FAS/CAS pension adjustment was attributable to the decrease in FAS pension expense resulting from the June 2014 plan amendments to certain of our defined benefit pension plans to freeze future retirement benefits, which was partially offset by the impact of new longevity (also known as mortality) assumptions adopted in 2014 and a lower discount rate.

Other Income, Net

Other income, net primarily includes our share of earnings or losses from equity method investees. For the quarter ended March 29, 2015, other income, net was $93 million, compared to $61 million for the quarter ended March 30, 2014. The increase was primarily attributable to fluctuations in our share of earnings from equity method investees, as discussed in the “Business Segment Results of Operations” section below.

Interest Expense

Interest expense for the quarter ended March 29, 2015 was $93 million, about the same as for the quarter ended March 30, 2014. The impact of the issuance of the $2.25 billion of fixed rate notes in February 2015 (Note 8 under the caption “Long-term Debt”) is expected to increase our quarterly interest expense by approximately $20 million.

Other Non-Operating Income, Net

Other non-operating income, net for the quarter ended March 29, 2015 was comparable to the quarter ended March 30, 2014.

Income Tax Expense

Our effective income tax rates were 30.6% and 30.8% for the quarters ended March 29, 2015 and March 30, 2014. The rates for both periods benefited from tax deductions for U.S. manufacturing activities and for dividends paid to our defined contribution plans with an employee stock ownership plan feature. The rates included no benefit from the research and development tax credit because the credit was not part of the law and had not been reenacted during either period.

Future changes in tax law could significantly impact our provision for income taxes, the amount of taxes payable and our deferred tax asset and liability balances. Recent proposals to lower the U.S. corporate income tax rate would require us to reduce our net deferred tax assets upon enactment of new tax legislation, with a

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

corresponding material, one-time, non-cash increase in income tax expense, but our income tax expense and payments would be materially reduced in subsequent years. Our net deferred tax assets were $5.5 billion as of March 29, 2015 and December 31, 2014, based on a 35% Federal statutory income tax rate, and primarily relate to our postretirement benefit plans. If legislation reducing the Federal statutory income tax rate to 25% had been enacted at March 29, 2015, our net deferred tax assets would have been reduced by $1.6 billion and we would have recorded a corresponding one-time, non-cash increase in income tax expense of $1.6 billion. This additional expense would be less if the legislation phased in the tax rate reduction or if the final rate was higher than 25%. The amount of net deferred tax assets will change periodically based on several factors, including the measurement of our postretirement benefit plan obligations and actual cash contributions to our postretirement benefit plans.

Net Earnings

Net earnings for the quarter ended March 29, 2015 were $878 million ($2.74 per share) compared to $933 million ($2.87 per share) for the quarter ended March 30, 2014. Both net earnings and earnings per share were affected by the factors mentioned above.

BUSINESS SEGMENT RESULTS OF OPERATIONS

We operate in five business segments: Aeronautics, IS&GS, MFC, MST and Space Systems. We organize our business segments based on the nature of the products and services offered.

Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation. Operating profit of our business segments includes our share of earnings or losses from equity method investees as the operating activities of the equity method investees are closely aligned with the operations of our business segments. United Launch Alliance (ULA), which is part of our Space Systems business segment, is our primary equity method investee. Operating profit of our business segments excludes the FAS/CAS pension adjustment described below; expense for stock-based compensation; the effects of items not considered part of management’s evaluation of segment operating performance, such as charges related to significant severance actions (Note 8, under the caption “Restructuring Charges”) and goodwill impairments; gains or losses from divestitures; the effects of certain legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. See Note 8 (under the caption “Changes in Estimates”) for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.

Our business segments’ results of operations include pension expense only as calculated under CAS, which we refer to as CAS pension cost. We recover CAS pension cost through the pricing of our products and services on U.S. Government contracts and, therefore, the CAS pension cost is recognized in each of our business segments’ net sales and cost of sales. Since our consolidated financial statements must present pension expense calculated in accordance with the financial accounting standards (FAS) requirements under U.S. generally accepted accounting principles (GAAP), which we refer to as FAS pension expense, the FAS/CAS pension adjustment increases or decreases the CAS pension cost recorded in our business segments’ results of operations to equal the FAS pension expense.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended
	March 29, 2015	March 30, 2014
Net sales
Aeronautics	$3,134	$3,386
Information Systems & Global Solutions	1,869	1,910
Missiles and Fire Control	1,503	1,867
Mission Systems and Training	1,651	1,628
Space Systems	1,954	1,859
Total net sales	$10,111	$10,650
Operating profit
Aeronautics	$371	$393
Information Systems & Global Solutions	136	174
Missiles and Fire Control	292	358
Mission Systems and Training	219	250
Space Systems	288	254
Total business segment operating profit	1,306	1,429
Unallocated items
FAS/CAS pension adjustment
FAS pension expense	(284)	(313)
Less: CAS pension cost	403	399
FAS/CAS pension adjustment	119	86
Stock-based compensation	(40)	(48)
Other, net	(29)	(35)
Total unallocated items	50	3
Total consolidated operating profit	$1,356	$1,432

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

Comparability of our segment sales, operating profit and operating margins may be impacted favorably or unfavorably by changes in profit booking rates on our contracts accounted for using the percentage-of-completion method of accounting. Increases in the profit booking rates, typically referred to as risk retirements, usually relate to revisions in the estimated total costs that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate resulting in an increase in the estimated total costs to complete and a reduction in the profit booking rate. Increases or decreases in profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Segment operating profit and margins may also be impacted favorably or unfavorably by other items. Favorable items may include the positive resolution of contractual matters, cost recoveries on restructuring charges, insurance recoveries and gains on sales of assets. Unfavorable items may include the adverse resolution of contractual matters; restructuring charges, except for significant severance actions (Note 8, under the caption “Restructuring Charges”) which are excluded from segment operating results; reserves for disputes; asset impairments; and losses on sales of assets. Segment operating profit and items such as risk retirements, reductions of profit booking rates or other matters are presented net of state income taxes.

Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, net of state income taxes, increased segment operating profit by approximately $490 million and $525 million for the quarters ended March 29, 2015 and March 30, 2014. The consolidated net adjustments for the quarter ended March 29, 2015 include lower operating profit for performance matters on an international program at IS&GS, as mentioned in our business segment results of operations below.

Aeronautics

Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended
	March 29, 2015	March 30, 2014
Net sales	$3,134	$3,386
Operating profit	371	393
Operating margins	11.8%	11.6%

Aeronautics’ net sales for the quarter ended March 29, 2015 decreased $252 million, or 7%, compared to the quarter ended March 30, 2014. The decrease was attributable to lower net sales of approximately $135 million for the C-130 program due to fewer aircraft deliveries (four aircraft delivered in the quarter ended March 29, 2015, compared to five delivered in the quarter ended March 30, 2014) and lower sustainment activities; about $95 million for the C-5 program due to fewer aircraft deliveries (one aircraft delivered in the quarter ended March 29, 2015, compared to two delivered in the quarter ended March 30, 2014); approximately $70 million for the F-16

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

program due to decreased sustainment activities and fewer aircraft deliveries (three aircraft delivered in the quarter ended March 29, 2015, compared to four delivered in the quarter ended March 30, 2014); about $50 million for the F-22 program due to decreased sustainment activities; and approximately $50 million due to lower volume on various other sustainment activities. The decreases were partially offset by higher net sales of approximately $175 million for F-35 production contracts due to increased volume and sustainment activities. Net sales for F-35 development contracts were comparable.

Aeronautics’ operating profit for the quarter ended March 29, 2015 decreased $22 million, or 6%, compared to the quarter ended March 30, 2014. The decrease was primarily attributable to lower operating profit of approximately $30 million for the C-130 program due to fewer aircraft deliveries and lower risk retirements; and about $20 million for the F-16 program due to decreased sustainment activities, lower risk retirements, and fewer aircraft deliveries. The decreases were partially offset by higher operating profit of approximately $25 million for F-35 production contracts due to increased volume and risk retirements. Operating profit for F-35 development contracts was comparable. Adjustments not related to volume, including net profit booking rate adjustments, for the quarter ended March 29, 2015 were comparable to the quarter ended March 30, 2014.

Information Systems & Global Solutions

Summary operating results for our IS&GS business segment were as follows (in millions):

	Quarters Ended
	March 29, 2015	March 30, 2014
Net sales	$1,869	$1,910
Operating profit	136	174
Operating margins	7.3%	9.1%

IS&GS’ net sales decreased $41 million, or 2%, for the quarter ended March 29, 2015 compared to the quarter ended March 30, 2014. The decrease was attributable to lower net sales of approximately $160 million due to decreased volume as a result of the wind-down or completion of certain programs (including Persistent Threat Detection System program) affected by in-theater force reductions, lower customer funding levels (primarily command and control programs), and the impacts of increased re-competition of existing contracts coupled with the fragmentation of large contracts into multiple smaller contracts that are awarded primarily on the basis of price (CMS-CITIC). The decreases were partially offset by higher net sales of approximately $80 million for businesses acquired in 2014; and about $40 million due to increased volume on recently awarded programs.

IS&GS’ operating profit for the quarter ended March 29, 2015 decreased $38 million, or 22%, compared to the quarter ended March 30, 2014. The decrease was primarily attributable to lower operating profit of approximately $70 million for performance matters on an international program during the first quarter of 2015 and about $10 million for the amortization of intangible assets associated with recently acquired businesses. The decreases were partially offset by higher operating profit of approximately $35 million due to risk retirements on various programs and increased volume on recently awarded programs. Adjustments not related to volume, including net profit booking rate adjustments, were $25 million lower for the quarter ended March 29, 2015 compared to the quarter ended March 30, 2014.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Missiles and Fire Control

Summary operating results for our MFC business segment were as follows (in millions):

	Quarters Ended
	March 29, 2015	March 30, 2014
Net sales	$1,503	$1,867
Operating profit	292	358
Operating margins	19.4%	19.2%

MFC’s net sales for the quarter ended March 29, 2015 decreased $364 million, or 19%, compared to the quarter ended March 30, 2014. The decrease was attributable to lower net sales of approximately $160 million for tactical missile programs due to fewer deliveries (primarily Hellfire, JASSM and GMLRS); about $115 million for air and missile defense programs due to decreased deliveries (primarily PAC-3); and approximately $85 million for fire control programs due to decreased deliveries (primarily LANTIRN® and Sniper®).

MFC’s operating profit for the quarter ended March 29, 2015 decreased $66 million, or 18%, compared to the quarter ended March 30, 2014. The decrease was attributable to lower operating profit of approximately $50 million for tactical missile programs due to fewer deliveries and lower risk retirements (primarily Hellfire); and about $25 million for fire control programs due to lower risk retirements and fewer deliveries (primarily LANTIRN® and Sniper®). Adjustments not related to volume, including net profit booking rate adjustments, were approximately $25 million lower for the quarter ended March 29, 2015 compared to the quarter ended March 30, 2014.

Mission Systems and Training

Summary operating results for our MST business segment were as follows (in millions):

	Quarters Ended
	March 29, 2015	March 30, 2014
Net sales	$1,651	$1,628
Operating profit	219	250
Operating margins	13.3%	15.4%

MST’s net sales for the quarter ended March 29, 2015 increased $23 million, or 1%, compared to the quarter ended March 30, 2014. Net sales increased by approximately $110 million for integrated warfare systems and sensors programs due to the start of new programs (primarily Space Fence) and volume (including Aegis and radar surveillance programs); and $35 million for undersea systems due to an increase in volume on various programs. The increases were mostly offset by lower net sales of approximately $120 million for ship and aviation systems programs due to fewer deliveries (including MH-60) and lower volume (including Merlin Capability Sustainment Program).

MST’s operating profit for the quarter ended March 29, 2015 decreased $31 million, or 12%, compared to the quarter ended March 30, 2014. The decrease was primarily attributable to lower operating profit of approximately $25 million for ship and aviation systems due to decreased risk retirements (primarily naval launchers programs) and lower volume. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $40 million lower for the quarter ended March 29, 2015 compared to the quarter ended March 30, 2014.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Space Systems

Summary operating results for our Space Systems business segment were as follows (in millions):

	Quarters Ended
	March 29, 2015	March 30, 2014
Net sales	$1,954	$1,859
Operating profit	288	254
Operating margins	14.7%	13.7%

Space Systems’ net sales for the quarter ended March 29, 2015 increased $95 million, or 5%, compared to the quarter ended March 30, 2014. The increase was attributable to higher net sales of approximately $105 million for the Orion program due to increased volume; and about $90 million for businesses acquired in 2014. These increases were partially offset by lower net sales of approximately $75 million for government satellite programs due to decreased volume.

Space Systems’ operating profit for the quarter ended March 29, 2015 increased $34 million, or 13%, compared to the quarter ended March 30, 2014. The increase was attributable to higher operating profit of about $20 million for government satellite programs due to increased risk retirements; and approximately $15 million for the Orion program due to increased risk retirements and volume. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $50 million higher for the quarter ended March 29, 2015 compared to the quarter ended March 30, 2014.

Total equity earnings recognized by Space Systems (primarily ULA) represented approximately $75 million, or 26%, of this business segment’s operating profit for the quarter ended March 29, 2015, compared to approximately $70 million, or 28%, in the quarter ended March 30, 2014.

FINANCIAL CONDITION

Liquidity and Cash Flows

We have a balanced cash deployment strategy to enhance stockholder value and position ourselves to take advantage of new business opportunities when they arise. Consistent with that strategy, we have continued to invest in our business, including capital expenditures, independent research and development and have made selective business acquisitions, while returning cash to stockholders through dividends and share repurchases, and managing our debt levels, maturities and interest rates.

We have generated strong operating cash flows, which have been the primary source of funding for our operations, capital expenditures, acquisitions, debt service and repayments, dividends, share repurchases and postretirement benefit plan contributions. We have accessed the capital markets on limited occasions, as needed or when opportunistic as we did in February 2015 when we issued $2.25 billion of long-term debt. We expect our cash from operations will continue to be sufficient to support our operations and anticipated capital expenditures for the foreseeable future. As mentioned in the “Capital Resources” section below, we have financing resources available to fund potential cash outflows that are less predictable or more discretionary, should they occur. We also have access to credit markets, if needed, for liquidity or general corporate purposes, including, but not limited to, our revolving credit facility or the ability to issue commercial paper, and letters of credit to support customer advance payments and for other trade finance purposes such as guaranteeing our performance on particular contracts.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	Quarters Ended
	March 29, 2015	March 30, 2014
Cash and cash equivalents at beginning of year	$1,446	$2,617
Operating activities
Net earnings	878	933
Non-cash adjustments	284	285
Changes in working capital	(733)	(1)
Other, net	528	883
Net cash provided by operating activities	957	2,100
Net cash used for investing activities	(92)	(126)
Net cash provided by (used for) financing activities	1,175	(1,327)
Net change in cash and cash equivalents	2,040	647
Cash and cash equivalents at end of period	$3,486	$3,264

Operating Activities

Net cash provided by operating activities decreased $1.1 billion for the quarter ended March 29, 2015 compared to the quarter ended March 30, 2014 primarily due to changes in working capital, decreases in income tax refunds as discussed below and lower net earnings. The $732 million decrease in cash flows related to working capital (defined as receivables and inventories less accounts payable and customer advances and amounts in excess of costs incurred) was attributable to an increase in receivables due to timing of customer collections (primarily F-35 contracts) and growth in inventories due to timing of deliveries (C-130 and PAC-3). We made net income tax payments of $36 million during the quarter ended March 29, 2015 compared to net income tax refunds of $200 million during the quarter ended March 30, 2014 attributable to our tax-deductible pension contributions made during the quarter ended December 31, 2013.

Investing Activities

Net cash used for investing activities decreased $34 million for the quarter ended March 29, 2015 compared to the quarter ended March 30, 2014 due to various activities, none of which were individually significant. Capital expenditures amounted to $118 million and $103 million for the quarters ended March 29, 2015 and March 30, 2014. The majority of our capital expenditures were for equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.

Financing Activities

Net cash provided by financing activities was $1.2 billion for the quarter ended March 29, 2015 compared to net cash used for financing activities of $1.3 billion for the quarter ended March 30, 2014. The difference between the periods was primarily due to proceeds received from the February 2015 debt issuance described below and lower share repurchases of common stock, partially offset by lower cash received from the issuance of common stock in connection with employee stock option exercises and higher dividends paid.

On February 20, 2015, we received proceeds of $2.21 billion for the issuance of $2.25 billion of fixed interest-rate long-term notes.

We paid $604 million and $1.1 billion to repurchase 3.0 million and 7.0 million shares of our common stock during the quarters ended March 29, 2015 and March 30, 2014.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Cash received from the issuance of our common stock in connection with employee stock option exercises during the quarters ended March 29, 2015 and March 30, 2014 totaled $65 million and $197 million. Those exercises resulted in the issuance of 0.9 million and 2.3 million shares of our common stock.

During the quarter ended March 29, 2015, we paid dividends totaling $498 million, which include our 2015 first quarter dividend ($1.50 per share) and dividend-equivalent cash payments associated with the vesting of the January 2012 restricted stock unit grants. During the quarter ended March 30, 2014, we paid dividends totaling $444 million ($1.33 per share).

Capital Resources

At March 29, 2015, we held cash and cash equivalents of $3.5 billion. As of March 29, 2015, approximately $525 million of our cash and cash equivalents was held outside of the U.S. by our international subsidiaries. Although those balances are generally available to fund ordinary business operations without legal or other restrictions, a significant portion is not immediately available to fund U.S. operations unless repatriated. Our intention is to permanently reinvest earnings from our international subsidiaries. While we do not intend to do so, if this cash had been repatriated at March 29, 2015, the amount of additional U.S. federal income tax that would be due after considering international tax credits would not be significant.

Our outstanding debt, net of unamortized discounts, amounted to $8.4 billion, which is inclusive of the issuance of the $2.25 billion notes in February 2015 (Note 8 under the caption “Long-term Debt”), and mainly is in the form of publicly-issued notes that bear interest at fixed rates. As of March 29, 2015, we were in compliance with all covenants contained in our debt and credit agreements. There were no other material changes during the quarter ended March 29, 2015 to our contractual commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2014 Form 10-K that were outside the ordinary course of our business.

At March 29, 2015, we had a $1.5 billion revolving credit facility with a syndicate of banks that expires in August 2019. We may request and the banks may grant, at their discretion, an increase to the credit facility up to an additional $500 million. The credit facility also includes a sublimit of up to $300 million available for the issuance of letters of credit. There were no borrowings outstanding under the credit facility through March 29, 2015. We also have agreements in place with financial institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding through March 29, 2015. If we were to issue commercial paper, the borrowings would be supported by the credit facility. We also have an effective shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission to provide for the issuance of an indeterminate amount of debt securities.

Our stockholders’ equity was $3.5 billion at March 29, 2015, an increase of $120 million from December 31, 2014. The increase was primarily attributable to net earnings of $878 million, the amortization of $212 million in 2015 postretirement benefit plan expense, and employee stock activity of $168 million (including the impacts of stock option exercises, ESOP activity and stock-based compensation). These increases were partially offset by the repurchase of 3.0 million common shares for $604 million and dividends declared of $477 million during the quarter ended March 29, 2015. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.

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

The U.S. Government continues to complete various operational tests, including ship trials, mission system evaluations, and weapons testing, with the F-35 aircraft fleet recently surpassing 30,000 flight hours. Progress continues to be made on the production of aircraft. In March 2015, the first internationally assembled F-35A rolled out of the Final Assembly and Check Out facility located in Cameri, Italy. As of March 29, 2015, we have delivered 117 production aircraft to our U.S. and international partners and have 92 production aircraft in backlog, including orders from our international partners.

Given the size and complexity of the F-35 program, we anticipate that there will be continual reviews related to aircraft performance, program schedule, cost, and requirements as part of the DoD, Congressional, and international partners’ oversight and budgeting processes. Current program challenges include, but are not limited to, supplier and partner performance, software development, level of cost associated with life cycle operations and sustainment and warranties, receiving funding for production contracts on a timely basis, executing future flight tests, and findings resulting from testing and operating the aircraft.

Contingencies

See Note 6 for information regarding our contingent obligations, including off-balance sheet arrangements.

Critical Accounting Policies

There have been no significant changes to the critical accounting policies we disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Form 10-K.

Goodwill

We continue to experience uncertainty in our business environment due to significant fiscal and economic challenges facing the U.S. Government, our primary customer, as well as market pressures. While initiatives such as the Bipartisan Budget Act provided a more measured and strategic approach to addressing the U.S. Government’s fiscal challenges through 2015, budget reductions, including sequestration, remain a long-term concern as the Bipartisan Budget Act retained sequestration cuts for GFYs 2016 through 2021 and the across-the-board spending reduction methodology provided for in the Budget Control Act. Generally, our businesses with smaller, short-term contracts are the most susceptible to the impacts of budget reductions, such as our Civil reporting unit within our IS&GS business segment, Technical Services reporting unit within our MFC business segment and certain services businesses within our MST business segment. The Civil reporting unit has been impacted by the continued downturn in certain federal agencies’ information technology budgets and increased re-competition on existing contracts coupled with fragmentation of large contracts into multiple smaller contracts that are awarded primarily on the basis of price.

The carrying value of our Civil reporting unit included goodwill of $2.1 billion as of March 29, 2015. In our last annual goodwill impairment analysis, which was performed in the fourth quarter of 2014, we estimated that the fair value of our Civil reporting unit exceeded its carrying value by a margin of approximately 15%. Budget reductions, contract cancellations and terminations or market pressures could cause our sales, earnings and cash flows to further decline below our current projections. Similarly, market factors utilized in the impairment analysis, including long-term growth rates, discount rates and market pricing multiples, could negatively impact the fair value of our reporting units. Based on our assessment of these circumstances, we have determined that our Civil reporting unit is at risk of a future goodwill impairment should there be further deterioration of projected cash flows, negative changes in market factors or a significant increase in the carrying value of this reporting unit.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Impairment assessments inherently involve management judgments regarding a number of assumptions such as those described above. Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of our recorded goodwill, differences in assumptions could have a material effect on the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard that will change the way we recognize revenue and significantly expand the disclosure requirements for revenue recognition. In April 2015, the FASB proposed a one-year delay in the effective date of the standard to January 1, 2018, with an option that would permit companies to adopt the standard as early as the original effective date of January 1, 2017. A final decision on the effective date is expected in 2015. See Note 8 (under the caption “New Accounting Pronouncements”) for additional information related to this new standard.

Lockheed Martin Corporation

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, refer to the following sections of our Annual Report on Form 10-K for the year ended December 31, 2014: “Quantitative and Qualitative Disclosures About Market Risk,” Note 1, under the caption “Derivative financial instruments,” and Note 9. Our exposures to market risk have not changed materially since December 31, 2014.

ITEM 4. Controls and Procedures.

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 29, 2015. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of March 29, 2015.

There were no changes in our internal control over financial reporting during the quarter ended March 29, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements

This Form 10-Q contains statements that, to the extent they are not recitations of historical fact, constitute forward-looking statements within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “scheduled,” “forecast” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results may differ materially due to factors such as:

•	our reliance on contracts with the U.S. Government, all of which are conditioned upon the availability of funding;
•	declining budgets; affordability initiatives; the implementation of automatic sequestration under the Budget Control Act of 2011; U.S. Government operations under a continuing resolution or the failure to adopt a budget which may cause contracts to be delayed, canceled or funded at lower levels or which may cause us to put our own funds at risk;
•	risks related to the development, performance, schedule, cost and requirements of complex and technologically advanced programs including our largest, the F-35 program;
•	economic, industry, business and political conditions (domestic and international) including their effects on governmental policy;
•	our success in growing international sales and expanding into adjacent markets and risks associated with doing business in new markets and internationally;
•	the competitive environment for our products and services, including increased market pressures in our services businesses, competition from outside the aerospace and defense industry, and increased bid protests;
•	planned production rates for significant programs and compliance with stringent performance and reliability standards;
•	the performance of key suppliers, teammates, venture partners, subcontractors and customers;
•	the timing and customer acceptance of product deliveries;
•	our ability to attract and retain key personnel and transfer knowledge to new personnel; the impact of work stoppages or other labor disruptions;
•	the impact of cyber or other security threats or other disruptions to our businesses;
•	our ability to implement, pace and effect capitalization changes such as share repurchase activity and pension funding or debt levels;
•	our ability to recover certain costs under U.S. Government contracts and changes in contract mix;
•	the accuracy of our estimates and projections;

Lockheed Martin Corporation

•	risk of a future impairment of goodwill or other long-term assets;
•	movements in interest rates and other changes that may affect pension plan assumptions and actual returns on pension plan assets;
•	realizing the anticipated benefits of acquisitions or divestitures, ventures, teaming arrangements or internal reorganizations, and our efforts to increase the efficiency of our operations and improve the affordability of our products and services;
•	the adequacy of our insurance and indemnities;
•	materials availability;
•	the effect of changes in (or the interpretation of): legislation, regulation or policy, including those applicable to procurement, cost allowability or recovery, accounting, taxation, or export; and
•	the outcome of legal proceedings, bid protests, environmental remediation efforts, government allegations that we have failed to comply with law, other contingencies and U.S. Government identification of deficiencies in our business systems.

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see our filings with the U.S. Securities and Exchange Commission (SEC) including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and this Form 10-Q. Our filings may be accessed through the Investor Relations page of our website, www.lockheedmartin.com/investor, or through the website maintained by the SEC at www.sec.gov.

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

Lockheed Martin Corporation

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

We are a party to or have property subject to litigation and other proceedings that arise in the ordinary course of our business, including matters arising under provisions relating to the protection of the environment and are subject to contingencies related to certain businesses we previously owned. These types of matters could result in fines, penalties, compensatory or treble damages or non-monetary relief. We believe the probability is remote that the outcome of these matters will have a material adverse effect on the Corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular interim reporting period. We cannot predict the outcome of legal or other proceedings with certainty. These matters include the proceedings summarized in Note 6 in this Form 10-Q and Note 12 in our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K) filed with the U.S. Securities and Exchange Commission.

We are subject to federal, state, local and foreign requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have our property subject to various lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in us being involved with related legal proceedings, claims and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see Note 6 in this Form 10-Q. See also “Critical Accounting Policies – Environmental Matters” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12, each in our 2014 Form 10-K for a description of previously reported matters.

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

ITEM 1A. Risk Factors.

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K) describes some of the risks and uncertainties associated with our business, including U.S. Government defense spending priorities, as further described in the “Industry Considerations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. These risks and uncertainties have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. We do not believe that there have been any material changes to the risk factors disclosed in our 2014 Form 10-K.

Lockheed Martin Corporation

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the quarter ended March 29, 2015.

The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended March 29, 2015.

Period (a)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Amount Available for Future Share Repurchases Under the Plans or Programs (b)

					(in millions)
January 1, 2015 – January 25, 2015	366,480		$194.32	365,925	$3,600
January 26, 2015 – February 22, 2015	1,306,450		$191.72	749,121	$3,454
February 23, 2015 – March 29, 2015	1,928,173		$200.83	1,928,058	$3,067
Total	3,601,103	(c)	$196.86	3,043,104	$3,067

(a)	We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, January 25, 2015 was the last day of our January 2015 fiscal month.
(b)	In October 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. We also may make purchases under the program pursuant to Rule 10b5-1 plans. The program does not have an expiration date.
(c)	During the quarter ended March 29, 2015, the total number of shares purchased included 557,999 shares that were transferred to us by employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the program.

ITEM 6. Exhibits.

Exhibit No.	Description

10.1	Lockheed Martin Corporation 2006 Management Incentive Compensation Plan (Performance Based), as amended and restated effective January 1, 2015.

10.2	Form of Restricted Stock Unit Award Agreement, Form of Long-Term Incentive Performance Award Agreement (2015-2017 performance period), and Form of Performance Stock Unit Award Agreement (2015-2017 performance period) under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.30 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.3	Lockheed Martin Corporation Deferred Management Incentive Compensation Plan, as amended and restated effective January 1, 2015.

10.4	Lockheed Martin Corporation Supplemental Savings Plan, as amended and restated effective January 1, 2015.

15	Acknowledgment of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Marillyn A. Hewson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Lockheed Martin Corporation

31.2	Certification of Bruce L. Tanner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Marillyn A. Hewson and Bruce L. Tanner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Lockheed Martin Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation (Registrant)

Date: April 22, 2015	By:	/s/ Brian P. Colan
Brian P. Colan
Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)