Form 10-Q
period 2015-06-28
LOCKHEED MARTIN CORP
filed 2015-07-22
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2015

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

There were 310,534,530 shares of our common stock, $1 par value per share, outstanding as of June 28, 2015.

Lockheed Martin Corporation

Form 10-Q

For the Quarterly Period Ended June 28, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

Lockheed Martin Corporation

Consolidated Statements of Earnings

(unaudited; in millions, except per share data)

	Quarters Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net sales
Products	$9,157	$8,980	$17,010	$17,390
Services	2,486	2,326	4,744	4,566
Total net sales	11,643	11,306	21,754	21,956
Cost of sales
Products	(8,102)	(7,930)	(15,053)	(15,269)
Services	(2,216)	(2,063)	(4,167)	(4,013)
Other unallocated, net	46	28	100	38
Total cost of sales	(10,272)	(9,965)	(19,120)	(19,244)
Gross profit	1,371	1,341	2,634	2,712
Other income, net	74	85	167	146
Operating profit	1,445	1,426	2,801	2,858
Interest expense	(104)	(85)	(197)	(171)
Other non-operating income, net	2	—	5	2
Earnings before income taxes	1,343	1,341	2,609	2,689
Income tax expense	(414)	(452)	(802)	(867)
Net earnings	$929	$889	$1,807	$1,822

Earnings per common share
Basic	$2.98	$2.81	$5.76	$5.73
Diluted	2.94	2.76	5.68	5.63

Cash dividends paid per common share	$1.50	$1.33	$3.00	$2.66

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Comprehensive Income

(unaudited; in millions)

	Quarters Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net earnings	$929	$889	$1,807	$1,822
Other comprehensive (loss) income, net of tax
Postretirement benefit plans
Net other comprehensive loss recognized during the period due to plan re-measurements	—	(735)	—	(735)
Amounts reclassified from accumulated other comprehensive loss	213	167	425	334
Other, net	46	21	(11)	18
Other comprehensive income (loss), net of tax	259	(547)	414	(383)
Comprehensive income	$1,188	$342	$2,221	$1,439

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Balance Sheets

(in millions, except par value)

	June 28, 2015	December 31, 2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$3,202	$1,446
Receivables, net	7,064	5,884
Inventories, net	3,032	2,882
Deferred income taxes	1,469	1,451
Other current assets	520	666
Total current assets	15,287	12,329

Property, plant and equipment, net	4,640	4,755
Goodwill	10,867	10,862
Deferred income taxes	4,035	4,013
Other noncurrent assets	5,019	5,114
Total assets	$39,848	$37,073

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,016	$1,570
Customer advances and amounts in excess of costs incurred	5,549	5,790
Salaries, benefits and payroll taxes	1,808	1,826
Current portion of long-term debt	452	—
Other current liabilities	2,799	1,926
Total current liabilities	12,624	11,112

Accrued pension liabilities	11,387	11,413
Other postretirement benefit liabilities	1,090	1,102
Long-term debt, net	7,950	6,169
Other noncurrent liabilities	3,815	3,877
Total liabilities	36,866	33,673

Stockholders’ equity
Common stock, $1 par value per share	309	314
Additional paid-in capital	—	—
Retained earnings	14,129	14,956
Accumulated other comprehensive loss	(11,456)	(11,870)
Total stockholders’ equity	2,982	3,400
Total liabilities and stockholders’ equity	$39,848	$37,073

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Cash Flows

(unaudited; in millions)

	Six Months Ended
	June 28, 2015	June 29, 2014
Operating activities
Net earnings	$1,807	$1,822
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	490	479
Stock-based compensation	89	97
Changes in assets and liabilities
Receivables, net	(1,183)	(598)
Inventories, net	(154)	307
Accounts payable	453	557
Customer advances and amounts in excess of costs incurred	(211)	(160)
Postretirement benefit plans	580	125
Income taxes	471	311
Other, net	(122)	137
Net cash provided by operating activities	2,220	3,077

Investing activities
Capital expenditures	(309)	(253)
Acquisitions of businesses and investments in affiliates	—	(172)
Other, net	91	(1)
Net cash used for investing activities	(218)	(426)

Financing activities
Issuance of long-term debt, net of related costs	2,213	—
Repurchases of common stock	(1,541)	(1,230)
Proceeds from stock option exercises	84	223
Dividends paid	(965)	(865)
Other, net	(37)	40
Net cash used for financing activities	(246)	(1,832)
Net change in cash and cash equivalents	1,756	819
Cash and cash equivalents at beginning of period	1,446	2,617
Cash and cash equivalents at end of period	$3,202	$3,436

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Stockholders’ Equity

(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2014	$314	$—	$14,956	$(11,870)	$3,400
Net earnings	—	—	1,807	—	1,807
Other comprehensive income, net of tax	—	—	—	414	414
Repurchases of common stock	(8)	(318)	(1,215)	—	(1,541)
Dividends declared	—	—	(1,419)	—	(1,419)
Stock-based awards and ESOP activity	3	318	—	—	321
Balance at June 28, 2015	$309	$—	$14,129	$(11,456)	$2,982

Balance at December 31, 2013	$319	$—	$14,200	$(9,601)	$4,918
Net earnings	—	—	1,822	—	1,822
Other comprehensive loss, net of tax	—	—	—	(383)	(383)
Repurchases of common stock	(8)	(472)	(750)	—	(1,230)
Dividends declared	—	—	(1,284)	—	(1,284)
Stock-based awards and ESOP activity	4	472	—	—	476
Balance at June 29, 2014	$315	$—	$13,988	$(9,984)	$4,319

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

We close our books and records on the last Sunday of the calendar quarter, which was on June 28 for the second quarter of 2015 and June 29 for the second quarter of 2014, to align our financial closing with our business processes. The consolidated financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods as our fiscal year ends on December 31.

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

NOTE 2 – STRATEGIC ACTIONS

Acquisition of Sikorsky Aircraft

On July 20, 2015, we announced that we entered into a definitive agreement to acquire Sikorsky Aircraft (Sikorsky), a global company engaged in the design, manufacture and support of military and commercial helicopters, for $9.0 billion of cash, subject to certain adjustments. We expect to fund the acquisition with a combination of new debt issuances and available cash. We and United Technologies Corporation have agreed to make a joint election under Section 338(h)(10) of the Internal Revenue Code, which treats the transaction as an asset purchase for tax purposes. This election generates a cash tax benefit with an estimated net present value of $1.9 billion for Lockheed Martin and its shareholders. The acquisition is subject to customary closing conditions, including regulatory approval, and is expected to close in the fourth quarter of 2015 or the first quarter of 2016. Once the acquisition is complete, we plan to align Sikorsky under our Mission Systems and Training (MST) business segment. Our financial results will not include Sikorsky’s results until the acquisition is closed.

Strategic Review of Government IT and Technical Services Businesses

On July 20, 2015, we also announced that we will conduct a strategic review of our government IT infrastructure services business within our Information Systems & Global Solutions (IS&GS) business segment and our technical services business within our Missiles and Fire Control (MFC) business segment. The programs to be reviewed represent approximately $6.0 billion in estimated 2015 annual sales and approximately 17,000 employees. We expect the strategic review to result in a spin-off to our shareholders or sale of these businesses. The IS&GS programs that are not included in the strategic review are mostly focused on defense and intelligence customers and will be realigned into our other business segments following completion of the review. We expect to complete the strategic review in 2015. While we perform our strategic review, we will maintain the current operating and reporting structure and will continue to report the financial results of the government IT infrastructure services and technical services businesses in our continuing operations.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

NOTE 3 – EARNINGS PER COMMON SHARE

The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Weighted average common shares outstanding for basic computations	312.0	316.8	313.7	318.0
Weighted average dilutive effect of equity awards	4.1	5.3	4.5	5.6
Weighted average common shares outstanding for diluted computations	316.1	322.1	318.2	323.6

We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units and exercise of outstanding stock options based on the treasury stock method. There were no anti-dilutive equity awards for the quarters and six months ended June 28, 2015 and June 29, 2014.

NOTE 4 – INFORMATION ON BUSINESS SEGMENTS

We operate in five business segments: Aeronautics, IS&GS, MFC, MST and Space Systems. We organize our business segments based on the nature of the products and services offered.

Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation. Operating profit of our business segments includes our share of earnings or losses from equity method investees as the operating activities of the equity method investees are closely aligned with the operations of our business segments. United Launch Alliance (ULA), which is part of our Space Systems business segment, is our primary equity method investee. Operating profit of our business segments excludes the FAS/CAS pension adjustment described below; expense for stock-based compensation; the effects of items not considered part of management’s evaluation of segment operating performance, such as charges related to significant severance actions (Note 9, under the caption “Restructuring Charges”) and goodwill impairments; gains or losses from divestitures; the effects of certain legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. See Note 9 (under the caption “Changes in Estimates”) for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.

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

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net sales
Aeronautics	$4,131	$3,855	$7,265	$7,241
Information Systems & Global Solutions	1,898	1,941	3,767	3,851
Missiles and Fire Control	1,777	1,891	3,280	3,758
Mission Systems and Training	1,808	1,771	3,459	3,399
Space Systems	2,029	1,848	3,983	3,707
Total net sales	$11,643	$11,306	$21,754	$21,956

Operating profit
Aeronautics	$444	$453	$815	$846
Information Systems & Global Solutions	160	175	296	349
Missiles and Fire Control	303	345	595	703
Mission Systems and Training	234	185	453	435
Space Systems	259	248	547	502
Total business segment operating profit	1,400	1,406	2,706	2,835
Unallocated items
FAS/CAS pension adjustment
FAS pension expense	(284)	(314)	(568)	(627)
Less: CAS pension cost	404	399	807	798
FAS/CAS pension adjustment	120	85	239	171
Stock-based compensation	(49)	(49)	(89)	(97)
Other, net	(26)	(16)	(55)	(51)
Total unallocated items	45	20	95	23
Total consolidated operating profit	$1,445	$1,426	$2,801	$2,858

Intersegment sales
Aeronautics	$25	$30	$44	$57
Information Systems & Global Solutions	180	172	365	348
Missiles and Fire Control	99	76	189	163
Mission Systems and Training	353	298	645	613
Space Systems	31	26	60	53
Total intersegment sales	$688	$602	$1,303	$1,234

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Total assets for each of our business segments were as follows (in millions):

	June 28, 2015	December 31, 2014
Assets
Aeronautics	$6,910	$6,021
Information Systems & Global Solutions	6,123	6,228
Missiles and Fire Control	4,147	4,050
Mission Systems and Training	6,504	6,277
Space Systems	4,045	3,914
Total business segment assets	27,729	26,490
Corporate assets (a)	12,119	10,583
Total assets	$39,848	$37,073

(a)	Corporate assets primarily include cash and cash equivalents, deferred income taxes, environmental receivables and investments held in a separate trust to fund certain of our non-qualified deferred compensation plans.

Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented approximately 20% and 19% of our total consolidated net sales for the quarter and six months ended June 28, 2015 and 18% and 17% of our total consolidated net sales for the quarter and six months ended June 29, 2014.

NOTE 5 – INVENTORIES, NET

Inventories, net consisted of the following (in millions):

	June 28, 2015	December 31, 2014
Work-in-process, primarily related to long-term contracts and programs in progress	$7,195	$6,728
Less: customer advances and progress payments	(4,830)	(4,701)
	2,365	2,027
Other inventories	667	855
Total inventories, net	$3,032	$2,882

NOTE 6 – POSTRETIREMENT BENEFIT PLANS

Our pretax net periodic benefit cost related to our qualified defined benefit pension plans and retiree medical and life insurance plans consisted of the following (in millions):

	Quarters Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Qualified defined benefit pension plans
Service cost	$218	$243	$435	$486
Interest cost	447	488	895	976
Expected return on plan assets	(683)	(659)	(1,367)	(1,319)
Recognized net actuarial losses	400	221	800	442
Amortization of prior service (credits) costs	(98)	21	(195)	42
Total net periodic benefit cost	$284	$314	$568	$627

Retiree medical and life insurance plans
Service cost	$5	$6	$10	$11
Interest cost	27	30	55	61
Expected return on plan assets	(37)	(37)	(74)	(73)
Recognized net actuarial losses	11	6	22	12
Amortization of prior service costs	1	1	2	2
Total net periodic benefit cost	$7	$6	$15	$13

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

The recognized net actuarial losses and the amortization of net prior service (credits) costs in the table above, as well as similar amounts related to our other postretirement benefit plans ($15 million and $28 million for the quarter and six months ended June 28, 2015 and $10 million and $19 million for the quarter and six months ended June 29, 2014), reflect amounts that were reclassified from accumulated other comprehensive loss (AOCL) and recorded as a component of net periodic benefit cost for the periods presented. These costs totaled $213 million (net of $116 million of tax expense) and $425 million (net of $232 million of tax expense) for the quarter and six months ended June 28, 2015 and $167 million (net of $92 million of tax expense) and $334 million (net of $183 million of tax expense) for the quarter and six months ended June 29, 2014, which were recorded on our Statements of Comprehensive Income as an increase to other comprehensive income.

The funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006 (PPA), and in a manner consistent with CAS and Internal Revenue Code rules. There were no contributions to our qualified defined benefit pension plans during the quarter and six months ended June 28, 2015, compared to $515 million in contributions to our qualified defined benefit pension plans during the quarter and six months ended June 29, 2014. We do not plan to make contributions to our qualified defined benefit pension plans in 2015.

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

Legal Proceedings

On April 24, 2009, we filed a declaratory judgment action against the New York Metropolitan Transportation Authority and its Capital Construction Company (collectively, the MTA) asking the U.S. District Court for the Southern District of New York to find that the MTA is in material breach of our agreement based on the MTA’s failure to provide access to sites where work must be performed and the customer-furnished equipment necessary to complete the contract. The MTA filed an answer and counterclaim alleging that we breached the contract and subsequently terminated the contract for alleged default. The primary damages sought by the MTA are the cost to complete the contract and potential re-procurement costs. While we are unable to estimate the cost of another contractor to complete the contract and the costs of re-procurement, we note that our contract with the MTA had a total value of $323 million, of which $241 million was paid to us, and that the MTA is seeking damages of approximately $190 million. We dispute the MTA’s allegations and are defending against them. Additionally, following an investigation, our sureties on a performance bond related to this matter, who were represented by independent counsel, concluded that the MTA’s termination of the contract was improper. Finally, our declaratory judgment action was later amended to include claims for monetary damages against the MTA of approximately $95 million. This matter was taken under submission by the District Court in December 2014 after a five-week bench trial and the filing of post-trial pleadings by the parties. We expect a decision in the third quarter of 2015.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

On August 28, 2003, the U.S. Department of Justice (DOJ) filed complaints in partial intervention in two lawsuits filed under the civil qui tam provisions of the False Claims Act in the U.S. District Court for the Western District of Kentucky, United States ex rel. Natural Resources Defense Council, et al., v. Lockheed Martin Corporation, et al., and United States ex rel. John D. Tillson v. Lockheed Martin Energy Systems, Inc., et al. The DOJ alleges that we committed violations of the Resource Conservation and Recovery Act at the Paducah Gaseous Diffusion Plant by not properly handling, storing and transporting hazardous waste, and that we violated the False Claims Act by misleading Department of Energy officials and state regulators about the nature and extent of environmental noncompliance at the plant. The complaint does not allege a specific calculation of damages. In April 2013, the parties attended a settlement conference ordered by the magistrate judge. The conference focused on the parties’ sharply differing views of the merits of the case and did not significantly contribute to our understanding of the damages sought. In December 2014, the parties participated in confidential mediation pursuant to Federal Rule of Civil Procedure Rule 408. The plaintiffs made settlement demands at this mediation but these were not tied to any theory of damages, were not apportioned between the False Claims Act and Resource Conservation and Recovery Act allegations (as to which our defenses differ) and did not provide insight into what damages plaintiffs would seek to prove if this matter proceeds to trial. Consequently, we continue to be unable to estimate the reasonably possible loss or range of loss, which could be incurred if the plaintiffs were to prevail, but we believe we have substantial defenses. We anticipate filing motions, including a motion for summary judgment, in the fourth quarter of 2015.

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

At June 28, 2015 and December 31, 2014, the aggregate amount of liabilities recorded relative to environmental matters was $955 million and $965 million, most of which are recorded in other noncurrent liabilities on our Balance Sheets. We have recorded receivables totaling $827 million and $836 million at June 28, 2015 and December 31, 2014, most of which are recorded in other noncurrent assets on our Balance Sheets, for the estimated future recovery of these costs, as we consider the recovery probable based on the factors previously mentioned. We project costs and recovery of costs over approximately 20 years.

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

Our environmental liabilities could be impacted by regulations with respect to the contaminants perchlorate and hexavalent chromium. California is currently reevaluating its existing drinking water standard with respect to perchlorate. In February 2015, California’s health risk agency announced a non-enforceable public health goal for perchlorate that California’s regulatory agency must consider when promulgating an enforceable drinking water standard. The goal calls for maximum perchlorate levels significantly below those allowed under the current standard imposed by California. In addition, the U.S. Environmental Protection Agency (U.S. EPA) is considering whether to regulate perchlorate in drinking water and is also considering whether to impose standards for hexavalent chromium. If substantially lower standards are adopted for perchlorate in either California or at the federal level or if the U.S. EPA were to adopt a standard for hexavalent chromium lower than California’s recently adopted standard of 10 parts per billion, we expect a material

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

increase in our estimates for environmental liabilities and the related assets for the portion of the increased costs that are probable of future recovery in the pricing of our products and services for the U.S. Government. The amount that would be allocable to our non-U.S. Government contracts or that is determined to not be recoverable under U.S. Government contracts would be expensed, which may have a material effect on our earnings in any particular interim reporting period.

Letters of Credit, Surety Bonds and Third-Party Guarantees

We have entered into standby letters of credit, surety bonds and third-party guarantees with financial institutions and other third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as venture partners. We had total outstanding letters of credit, surety bonds and third-party guarantees aggregating $2.6 billion and $2.4 billion at June 28, 2015 and December 31, 2014.

At June 28, 2015 and December 31, 2014, third-party guarantees totaled $1.1 billion and $774 million, of which approximately 90% and 85% related to guarantees of contractual performance of ventures to which we currently are or previously were a party. This amount represents our estimate of the maximum amount we would expect to incur upon the contractual non-performance of the venture partners. In addition, we generally have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a venture partner. We believe our current and former venture partners will be able to perform their obligations, as they have done through June 28, 2015, and that it will not be necessary to make payments under the guarantees. In determining our exposures, we evaluate the reputation, performance on contractual obligations, technical capabilities and credit quality of our current and former venture partners.

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

In addition, both we and Boeing have cross-indemnified each other for guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through June 28, 2015, and that it will not be necessary to make payments under the cross-indemnities or guarantees.

NOTE 8 – FAIR VALUE MEASUREMENTS

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	June 28, 2015			December 31, 2014
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Equity securities	$97	$97	$—	$92	$92	$—
Mutual funds	658	658	—	696	696	—
U.S. Government securities	115	—	115	136	—	136
Other securities	151	—	151	153	—	153
Derivatives	27	—	27	27	—	27
Liabilities
Derivatives	28	—	28	18	—	18

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Substantially all assets measured at fair value, other than derivatives, represent investments classified as trading securities held in a separate trust to fund certain of our non-qualified deferred compensation plans and are recorded in other noncurrent assets on our Balance Sheets. The fair values of equity securities and mutual funds are determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. The fair values of U.S. Government and other securities are determined using pricing models that use observable inputs (e.g., interest rates and yield curves observable at commonly quoted intervals), bids provided by brokers or dealers or quoted prices of securities with similar characteristics. The fair values of derivative instruments, which consist of foreign currency exchange forward and interest rate swap contracts, primarily are determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates, credit spreads and foreign currency exchange rates. We did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the six months ended June 28, 2015.

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

The aggregate notional amount of our outstanding interest rate swaps at both June 28, 2015 and December 31, 2014 was $1.3 billion. The aggregate notional amount of our outstanding foreign currency hedges at June 28, 2015 and December 31, 2014 was $1.3 billion and $804 million. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters and six months ended June 28, 2015 and June 29, 2014. Substantially all of our derivatives are designated for hedge accounting.

In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $9.6 billion and $7.9 billion at June 28, 2015 and December 31, 2014 and the outstanding principal amount was $9.3 billion and $7.0 billion at June 28, 2015 and December 31, 2014, excluding unamortized discounts of $884 million and $872 million. The estimated fair values of our outstanding debt were determined based on quoted prices for similar instruments in active markets (Level 2).

NOTE 9 – OTHER

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

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

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

Comparability of our segment sales, operating profit and operating margins may be impacted favorably or unfavorably by changes in profit booking rates on our contracts accounted for using the percentage-of-completion method of accounting. Increases in the profit booking rates, typically referred to as risk retirements, usually relate to revisions in the estimated total costs that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate resulting in an increase in the estimated total costs to complete and a reduction in the profit booking rate. Increases or decreases in profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Segment operating profit and margins may also be impacted favorably or unfavorably by other items. Favorable items may include the positive resolution of contractual matters, cost recoveries on restructuring charges, insurance recoveries and gains on sales of assets. Unfavorable items may include the adverse resolution of contractual matters; restructuring charges, except for significant severance actions which are excluded from segment operating results; reserves for disputes; asset impairments; and losses on sales of assets. Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit by $550 million and $1.0 billion for the quarter and six months ended June 28, 2015 and $440 million and $965 million for the quarter and six months ended June 29, 2014. These adjustments increased net earnings by $355 million ($1.12 per share) and $675 million ($2.12 per share) for the quarter and six months ended June 28, 2015 and $285 million ($.88 per share) and $625 million ($1.93 per share) for the quarter and six months ended June 29, 2014.

Restructuring Charges

Fourth Quarter 2013 Action

In November 2013, we committed to a plan to close and consolidate certain facilities and reduce our total workforce by approximately 4,000 positions within our IS&GS, MST and Space Systems business segments. This plan resulted from a strategic review of our facility capacity and future workload projections for these businesses and was intended to better align our organization and cost structure and improve the affordability of our products and services given the changes in U.S. Government spending as well as the rapidly changing competitive and economic landscape. As of June 28, 2015, we have paid approximately $135 million in severance payments associated with this action, of which $28 million was paid during the six months ended June 28, 2015.

In connection with our plan to consolidate facilities, during the quarter ended June 28, 2015, we sold two properties in California and received aggregate cash proceeds of approximately $70 million. Gains on the sales have been deferred and will be recognized in future periods after 2015 once our continuing involvement associated with the properties has been completed.

We also expect to incur total accelerated costs (e.g., accelerated depreciation expense related to long-lived assets at the sites to be closed) and incremental costs (e.g., relocation of equipment and other employee related costs) of approximately $15 million, $50 million and $190 million at our IS&GS, MST and Space Systems business segments. As of June 28, 2015, we have incurred total accelerated and incremental costs of $174 million, inclusive of amounts incurred during the six months ended June 28, 2015. The accelerated and incremental costs are recorded as incurred in cost of sales on our Statements of Earnings and included in the respective business segment’s results of operations.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

The remaining payments associated with the severance and incremental costs are expected to be substantially paid by the end of 2015. We expect to recover a substantial amount of the restructuring charges through the pricing of our products and services to the U.S. Government and other customers, with the impact included in the respective business segment’s results of operations.

Income Taxes

Our effective income tax rates were 30.8% and 30.7% for the quarter and six months ended June 28, 2015 and 33.7% and 32.2% for the quarter and six months ended June 29, 2014. The rates for all periods benefited from tax deductions for U.S. manufacturing activities and for dividends paid to our defined contribution plans with an employee stock ownership plan feature. The effective tax rates for the quarter and six months ended June 28, 2015 were lower than the prior year periods primarily due to tax reserve adjustments recorded in the quarter ended June 29, 2014. The effective rates during all periods did not include a benefit from the U.S. research and development tax credit because the credit had expired.

We made net income tax payments of approximately $500 million and $560 million during the six months ended June 28, 2015 and June 29, 2014. The 2014 payments are net of $200 million in tax refunds primarily attributable to our tax-deductible pension contributions made during the quarter ended December 31, 2013.

Stockholders’ Equity

Repurchases of Common Stock

During the six months ended June 28, 2015, we repurchased 7.9 million shares of our common stock for $1.5 billion. We had total remaining authorization of $2.1 billion for future common share repurchases under our program as of June 28, 2015. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.

Dividends

We declared cash dividends totaling $942 million ($3.00 per share) and $1.4 billion ($4.50 per share) during the quarter and six months ended June 28, 2015. The 2015 dividend amounts include the declaration of our 2015 third quarter dividend of $1.50 per share, which totaled $471 million. We declared cash dividends totaling $856 million ($2.66 per share) and $1.3 billion ($3.99 per share) during the quarter and six months ended June 29, 2014. The 2014 dividend amounts include the declaration of our 2014 third quarter dividend of $1.33 per share, which totaled $428 million.

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

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Accumulated Other Comprehensive Loss

Changes in the balance of AOCL, net of tax, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL
Balance at December 31, 2014	$(11,813)	$(57)	$(11,870)
Other comprehensive loss before reclassifications	—	(11)	(11)
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	554	—	554
Amortization of net prior service credits (a)	(129)	—	(129)
Total reclassified from AOCL	425	—	425
Total other comprehensive income (loss)	425	(11)	414
Balance at June 28, 2015	$(11,388)	$(68)	$(11,456)

Balance at December 31, 2013	$(9,649)	$48	$(9,601)
Other comprehensive loss (income) before reclassifications
Net actuarial losses (b)	(3,778)	—	(3,778)
Prior service credits (b)	3,043	—	3,043
Other	—	15	15
Total other comprehensive (loss) income before reclassifications	(735)	15	(720)
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	306	—	306
Amortization of net prior service costs (a)	28	—	28
Other	—	3	3
Total reclassified from AOCL	334	3	337
Total other comprehensive income (loss)	(401)	18	(383)
Balance at June 29, 2014	$(10,050)	$66	$(9,984)

(a)	Reclassifications from AOCL related to our postretirement benefit plans were recorded as a component of net periodic benefit cost for each period presented (Note 6). These amounts include $213 million and $167 million for the quarters ended June 28, 2015 and June 29, 2014, which are comprised of the recognition of net actuarial losses of $277 million and $153 million for the quarters ended June 28, 2015 and June 29, 2014 and the amortization of net prior service (credits) costs of $(64) million and $14 million for the quarters ended June 28, 2015 and June 29, 2014.
(b)	Changes in AOCL before reclassifications in 2014 related to our postretirement benefit plans include net actuarial losses from the re-measurement of substantially all our defined benefit pension plans in June 2014 and prior service credits from the June 2014 plan amendments to freeze future retirement benefits in certain of our qualified and nonqualified defined benefit pension plans for non-union employees.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard that will change the way we recognize revenue and significantly expand the disclosure requirements for revenue arrangements. On July 9, 2015, the FASB approved a one-year deferral of the effective date of the standard to 2018 for public companies, with an option that would permit companies to adopt the standard as early as the original effective date of 2017. Early adoption prior to the original effective date is not permitted. The new standard may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

earnings at the effective date for existing contracts with remaining performance obligations. In addition, the FASB is contemplating making additional changes to certain elements of the new standard. We are currently evaluating the methods of adoption allowed by the new standard and the effect the standard is expected to have on our consolidated financial statements and related disclosures. As the new standard will supersede substantially all existing revenue guidance affecting us under GAAP, it could impact revenue and cost recognition on thousands of contracts across all our business segments, in addition to our business processes and our information technology systems. As a result, our evaluation of the effect of the new standard will extend over future periods.

Review Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm

Board of Directors

Lockheed Martin Corporation

We have reviewed the consolidated balance sheet of Lockheed Martin Corporation as of June 28, 2015, and the related consolidated statements of earnings and comprehensive income for the quarters and six months ended June 28, 2015 and June 29, 2014, and the consolidated statements of cash flows and stockholders’ equity for the six months ended June 28, 2015 and June 29, 2014. These financial statements are the responsibility of the Corporation’s management.

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

July 22, 2015

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

Strategic Actions

Acquisition of Sikorsky Aircraft

On July 20, 2015, we announced that we entered into a definitive agreement to acquire Sikorsky Aircraft (Sikorsky), a global company engaged in the design, manufacture and support of military and commercial helicopters, for $9.0 billion of cash, subject to certain adjustments. We expect to fund the acquisition with a combination of new debt issuances and available cash. We and United Technologies Corporation have agreed to make a joint election under Section 338(h)(10) of the Internal Revenue Code, which treats the transaction as an asset purchase for tax purposes. This election generates a cash tax benefit with an estimated net present value of $1.9 billion for Lockheed Martin and its shareholders. The acquisition is subject to customary closing conditions, including regulatory approval, and is expected to close in the fourth quarter of 2015 or the first quarter of 2016. Once the acquisition is complete, we plan to align Sikorsky under our Mission Systems and Training (MST) business segment. Our financial results will not include Sikorsky’s results until the acquisition is closed.

Strategic Review of Government IT and Technical Services Businesses

On July 20, 2015, we also announced that we will conduct a strategic review of our government IT infrastructure services business within our Information Systems & Global Solutions (IS&GS) business segment and our technical services business within our Missiles and Fire Control (MFC) business segment. The programs to be reviewed represent approximately $6.0 billion in estimated 2015 annual sales and approximately 17,000 employees. We expect the strategic review to result in a spin-off to our shareholders or sale of these businesses. The IS&GS programs that are not included in the strategic review are mostly focused on defense and intelligence customers and will be realigned into our other business segments following completion of the review. We expect to complete the strategic review in 2015. While we perform our strategic review, we will maintain the current operating and reporting structure and will continue to report the financial results of the government IT infrastructure services and technical services businesses in our continuing operations.

INDUSTRY CONSIDERATIONS

U.S. Government Funding Constraints

The following is an update of events related to our industry and business environment since the filing of our 2014 Form 10-K.

On February 2, 2015, the President submitted a budget proposal for government fiscal year (GFY) 2016 (a U.S. Government fiscal year starts on October 1 and ends on September 30), which included $534 billion for the DoD’s annual budget, about $35 billion more than the spending limits under the Budget Control Act of 2011 (Budget Control Act). The budget proposal also provides for an additional $51 billion for Overseas Contingency Operations (OCO) spending. In May 2015, the GFY 2016 concurrent budget resolution was passed by both houses of Congress that outlines total defense spending levels that meet the amount requested under the President’s GFY 2016 budget proposal. The budget

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

resolutions achieve the total defense spending level by retaining the Budget Control Act spending limits on the Defense Department’s base budget while increasing funding for OCO operations. As the U.S. Government’s current fiscal year comes to a close on September 30, 2015, Congress will need to pass a new appropriations measure or a continuing resolution to keep the U.S. Government operating and avoid a government shutdown. We anticipate that there will continue to be a significant debate within the U.S. Government over defense spending throughout the budget process for GFY 2016 and beyond.

The Temporary Debt Limit Extension Act suspended the limit on the maximum amount of debt that the Department of Treasury can issue to the public and other agencies (commonly known as the debt ceiling) through March 15, 2015. On March 16, 2015, the outstanding debt of the U.S. reached the debt ceiling. To avoid exceeding the debt ceiling, the Department of Treasury began employing measures to finance the U.S. Government. It is expected that in late 2015 the U.S. Government will reach the current debt ceiling limit and Congress will need to raise this debt limit in order for the U.S. Government to continue borrowing money. Should the Administration and Congress fail to adopt legislation that raises the debt limit, it is not clear how the U.S. Department of Treasury or individual agencies would prioritize which obligations would be honored and which would be deferred. In such an event, there could be significant disruption to all discretionary programs. Although we believe that key defense, intelligence and homeland security programs would receive priority, the effect on individual programs or Lockheed Martin cannot be predicted at this time.

The Budget Control Act established limits on discretionary spending, which provided for reductions to planned defense spending of $487 billion over a 10-year period that began with GFY 2012. The Budget Control Act also provided for additional automatic spending reductions, known as sequestration, that would have reduced planned defense spending by an additional $500 billion over a nine-year period that began in GFY 2013. In December 2013, Congress passed the Bipartisan Budget Act, which increased the limits on discretionary spending for GFY 2015. However, it retained sequestration cuts for GFYs 2016 through 2021, including the across-the-board spending reduction methodology provided for in the Budget Control Act. As a result, there remains uncertainty regarding how sequestration cuts beyond GFY 2015 will be applied, as the DoD and other agencies may have significantly less flexibility in how to apply budget cuts in future years. While the defense budget sustained the largest single reductions under the Budget Control Act, other civil agencies and programs have also been impacted by significant spending reductions. In light of the Budget Control Act and deficit reduction pressures, it is likely that discretionary spending by the U.S. Government will remain constrained for a number of years.

Cyber Security

In late May 2015, as a result of ongoing efforts to secure its systems, the U.S. Office of Personnel Management (OPM) discovered an incident affecting background investigation records of current, former, and prospective Federal employees and contractors. Subsequently, on July 9, 2015, as a result of an interagency forensics investigation into the cyber incident, OPM announced that the background investigation records of 21.5 million current, former and prospective Federal employees and contractors had been compromised. Many of our employees were the subjects of background investigations in connection with former government service or as part of the screening process for a security clearance. We are currently assessing the impact of this cyber-security incident but do not yet know the impact, if any, on Lockheed Martin or our employees.

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

	Quarters Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net sales	$11,643	$11,306	$21,754	$21,956
Cost of sales	(10,272)	(9,965)	(19,120)	(19,244)
Gross profit	1,371	1,341	2,634	2,712
Other income, net	74	85	167	146
Operating profit	1,445	1,426	2,801	2,858
Interest expense	(104)	(85)	(197)	(171)
Other non-operating income, net	2	—	5	2
Earnings before income taxes	1,343	1,341	2,609	2,689
Income tax expense	(414)	(452)	(802)	(867)
Net earnings	929	889	1,807	1,822
Diluted earnings per common share	$2.94	$2.76	$5.68	$5.63

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

Net Sales

We generate sales from the delivery of products and services to our customers. Product sales are predominantly generated in our Aeronautics, MFC, MST and Space Systems business segments and most of our service sales are generated in our IS&GS and MFC business segments. Our consolidated net sales were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Products	$9,157	$8,980	$17,010	$17,390
Services	2,486	2,326	4,744	4,566
Total net sales	$11,643	$11,306	$21,754	$21,956

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

Product Sales

Our product sales represent about 80% of our net sales for both the quarters ended June 28, 2015 and June 29, 2014. Product sales increased $177 million, or 2%, during the quarter ended June 28, 2015, compared to the quarter ended June 29, 2014. Higher product sales of about $110 million at Space Systems, approximately $100 million at Aeronautics and about $60 million at MST were partially offset by decreased product sales of about $60 million at MFC.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

The increase at Space Systems was primarily due to higher volume for the Orion program. The increase at Aeronautics was primarily attributable to increased aircraft deliveries (C-5 program) and increased volume on F-35 production contracts. The increase at MST was primarily driven by the start of new programs (primarily Space Fence). The decrease at MFC was primarily due to fewer deliveries for various air and missile defense programs (primarily Patriot Advanced Capability-3 (PAC-3)).

Our product sales represent about 80% of our net sales for both the six months ended June 28, 2015 and June 29, 2014. Product sales decreased $380 million, or 2%, during the six months ended June 28, 2015, compared to the six months ended June 29, 2014. Lower product sales of about $370 million at MFC and approximately $155 million at Aeronautics were partially offset by increased product sales of about $115 million at Space Systems and approximately $95 million at MST. The decrease at MFC was primarily due to fewer deliveries for various air and missile defense programs (primarily PAC-3) and fewer deliveries for various tactical missile programs (primarily Hellfire and Guided Multiple Launch Rocket System (GMLRS)). The decrease at Aeronautics was primarily attributable to fewer aircraft deliveries (C-130 and F-16 programs) partially offset by increased volume on F-35 production contracts. The increases at Space Systems and MST were attributable to items which impacted product sales for the quarter ended June 28, 2015 as mentioned above.

Service Sales

Our service sales represent approximately 20% of our net sales for both the quarters ended June 28, 2015 and June 29, 2014. Service sales increased $160 million, or 7%, during the quarter ended June 28, 2015 compared to the quarter ended June 29, 2014. Higher service sales of about $175 million at Aeronautics and approximately $70 million at Space Systems were partially offset by decreased service sales of about $50 million at MFC. The increase at Aeronautics was driven by increased sustainment activities on the F-35 program. The increase at Space Systems was due to businesses acquired in the second half of 2014. The decrease at MFC was due to lower volume on various technical services programs.

Our service sales represent approximately 20% of our net sales for both the six months ended June 28, 2015 and June 29, 2014. Our service sales increased $178 million, or 4%, during the six months ended June 28, 2015, compared to the six months ended June 29, 2014. Higher service sales of about $180 million at Aeronautics and approximately $165 million at Space Systems were partially offset by decreased service sales of about $110 million at MFC. The net increase in service sales was attributable to the items which impacted service sales for the quarter ended June 28, 2015 as mentioned above.

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

	Quarters Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Cost of sales - products	$(8,102)	$(7,930)	$(15,053)	$(15,269)
% of product sales	88.5%	88.3%	88.5%	87.8%
Cost of sales - services	(2,216)	(2,063)	(4,167)	(4,013)
% of service sales	89.1%	88.7%	87.8%	87.9%
Other unallocated, net	46	28	100	38
Total cost of sales	$(10,272)	$(9,965)	$(19,120)	$(19,244)

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Product Costs

Product costs increased $172 million, or 2%, during the quarter ended June 28, 2015, compared to the quarter ended June 29, 2014. Product costs increased approximately $135 million at Aeronautics and about $75 million at Space Systems, partially offset by lower product costs of about $35 million due to various net decreases at our other business areas. The increase at Aeronautics was primarily attributable to increased aircraft deliveries (primarily C-5 program) and increased volume on F-35 production contracts. The increase at Space Systems was primarily attributable to higher volume on the Orion program. Product costs were comparable at MST due to the start of new programs (primarily Space Fence) offset by the decrease from reserves recorded in 2014 on certain training and logistics solutions programs that were not repeated in 2015.

Product costs decreased $216 million, or 1%, during the six months ended June 28, 2015, compared to the six months ended June 29, 2014. Lower product costs of about $250 million at MFC and approximately $75 million at Aeronautics were partially offset by higher product costs of about $60 million at MST and approximately $55 million at Space Systems. The decrease at MFC was primarily driven by fewer deliveries for various air and missile defense programs (primarily PAC-3) and tactical missile programs (primarily Hellfire and GMLRS). The decrease at Aeronautics was primarily attributable to fewer aircraft deliveries (C-130 and F-16 programs) partially offset by increased volume on F-35 production contracts. The increase at MST was primarily driven by the start of new programs (primarily Space Fence). The increase at Space Systems was primarily due to higher volume for the Orion program. The 0.7% increase in product costs as a percentage of product sales for the six months ended June 28, 2015 compared to the six months ended June 29, 2014 was primarily due to items impacting our product costs at MFC and Aeronautics as mentioned above.

Service Costs

Service costs increased $153 million, or 7%, during the quarter ended June 28, 2015 as compared to the quarter ended June 29, 2014. The increase was primarily due to higher service costs of about $155 million at Aeronautics and about $75 million at Space Systems partially offset by decreased service costs at MFC of about $65 million. The increase at Aeronautics was primarily attributable to increased volume and sustainment activities on the F-35 program. The increase at Space Systems was primarily driven by increased service costs related to businesses acquired during the second half of 2014. The decrease in service costs at MFC was primarily due to lower volume for various technical services programs.

Service costs increased $154 million, or 4%, during the six months ended June 28, 2015, compared to the six months ended June 29, 2014. The increase was primarily attributable to higher service costs of about $170 million at Space Systems and about $145 million at Aeronautics partially offset by decreased service costs of about $135 million at MFC. The net increase in service costs was primarily driven by the items impacting service costs for the quarter ended June 28, 2015 as mentioned above.

Other Unallocated, Net

Other unallocated, net primarily includes the FAS/CAS pension adjustment described in the Business Segment Results of Operations section below, stock-based compensation and other corporate costs. These items are not allocated to the business segments and, therefore, are excluded from the cost of sales for products and services. Other unallocated, net was $46 million and $100 million of income for the quarter and six months ended June 28, 2015 compared to $28 million and $38 million of income for the quarter and six months ended June 29, 2014.

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Other Income, Net

Other income, net primarily includes our share of earnings or losses from equity method investees. For the quarter and six months ended June 28, 2015, other income, net was $74 million and $167 million, compared to $85 million and $146 million for the quarter and six months ended June 29, 2014. The changes were primarily attributable to fluctuations in our share of earnings from equity method investees, as discussed in the “Business Segment Results of Operations” section below.

Interest Expense

Interest expense for the quarter and six months ended June 28, 2015 was $104 million and $197 million compared to $85 million and $171 million for the quarter and six months ended June 29, 2014. The increase in both periods was primarily due to increased interest expense from the issuance of $2.25 billion of long-term debt in the quarter ended March 29, 2015.

Other Non-Operating Income, Net

Other non-operating income, net for the quarter and six months ended June 28, 2015 was comparable to the respective prior periods.

Income Tax Expense

Our effective income tax rates were 30.8% and 30.7% for the quarter and six months ended June 28, 2015 and 33.7% and 32.2% for the quarter and six months ended June 29, 2014. The rates for all periods benefited from tax deductions for U.S. manufacturing activities and for dividends paid to our defined contribution plans with an employee stock ownership plan feature. The effective tax rates for the quarter and six months ended June 28, 2015 were lower than the prior year periods primarily due to tax reserve adjustments recorded in the quarter ended June 29, 2014. The effective rates during all periods did not include a benefit from the U.S. research and development tax credit because the credit had expired.

Future changes in tax law could significantly impact our provision for income taxes, the amount of taxes payable and our deferred tax asset and liability balances. Proposals to lower the U.S. corporate income tax rate would require us to reduce our net deferred tax assets upon enactment of new tax legislation, with a corresponding material, one-time, non-cash increase in income tax expense, but our income tax expense and payments would be materially reduced in subsequent years. Our net deferred tax assets were $5.5 billion as of both June 28, 2015 and December 31, 2014, based on a 35% Federal statutory income tax rate, and primarily relate to our postretirement benefit plans. If legislation reducing the Federal statutory income tax rate to 25% had been enacted at June 28, 2015, our net deferred tax assets would have been reduced by $1.6 billion and we would have recorded a corresponding one-time, non-cash increase in income tax expense of $1.6 billion. This additional expense would be less if the legislation phased in the tax rate reduction or if the final rate was higher than 25%. The amount of net deferred tax assets will change periodically based on several factors, including the measurement of our postretirement benefit plan obligations and actual cash contributions to our postretirement benefit plans.

Net Earnings

Net earnings for the quarter and six months ended June 28, 2015 were $929 million ($2.94 per share) and $1.8 billion ($5.68 per share) compared to $889 million ($2.76 per share) and $1.8 billion ($5.63 per share) for the quarter and six months ended June 29, 2014. Both net earnings and earnings per share were affected by the factors mentioned above. Earnings per share also benefited from the net decrease of common shares outstanding from June 29, 2014.

BUSINESS SEGMENT RESULTS OF OPERATIONS

We operate in five business segments: Aeronautics, IS&GS, MFC, MST and Space Systems. We organize our business segments based on the nature of the products and services offered.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation. Operating profit of our business segments includes our share of earnings or losses from equity method investees as the operating activities of the equity method investees are closely aligned with the operations of our business segments. United Launch Alliance (ULA), which is part of our Space Systems business segment, is our primary equity method investee. Operating profit of our business segments excludes the FAS/CAS pension adjustment described below; expense for stock-based compensation; the effects of items not considered part of management’s evaluation of segment operating performance, such as charges related to significant severance actions (Note 9, under the caption “Restructuring Charges”) and goodwill impairments; gains or losses from divestitures; the effects of certain legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. See Note 9 (under the caption “Changes in Estimates”) for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.

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

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net sales
Aeronautics	$4,131	$3,855	$7,265	$7,241
Information Systems & Global Solutions	1,898	1,941	3,767	3,851
Missiles and Fire Control	1,777	1,891	3,280	3,758
Mission Systems and Training	1,808	1,771	3,459	3,399
Space Systems	2,029	1,848	3,983	3,707
Total net sales	$11,643	$11,306	$21,754	$21,956

Operating profit
Aeronautics	$444	$453	$815	$846
Information Systems & Global Solutions	160	175	296	349
Missiles and Fire Control	303	345	595	703
Mission Systems and Training	234	185	453	435
Space Systems	259	248	547	502
Total business segment operating profit	1,400	1,406	2,706	2,835
Unallocated items
FAS/CAS pension adjustment
FAS pension expense	(284)	(314)	(568)	(627)
Less: CAS pension cost	404	399	807	798
FAS/CAS pension adjustment	120	85	239	171
Stock-based compensation	(49)	(49)	(89)	(97)
Other, net	(26)	(16)	(55)	(51)
Total unallocated items	45	20	95	23
Total consolidated operating profit	$1,445	$1,426	$2,801	$2,858

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

Comparability of our segment sales, operating profit and operating margins may be impacted favorably or unfavorably by changes in profit booking rates on our contracts accounted for using the percentage-of-completion method of accounting. Increases in the profit booking rates, typically referred to as risk retirements, usually relate to revisions in the estimated total costs that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate resulting in an increase in the estimated total costs to complete and a reduction in the profit booking rate. Increases or decreases in profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Segment operating profit and margins may also be impacted favorably or unfavorably by other items. Favorable items may include the positive resolution of contractual matters, cost recoveries on restructuring charges, insurance recoveries and gains on sales of assets. Unfavorable items may include the adverse resolution of contractual matters; restructuring charges, except for significant severance actions (Note 9, under the caption “Restructuring Charges”) which are excluded from segment operating results; reserves for disputes; asset impairments; and losses on sales of assets. Segment operating profit and items such as risk retirements, reductions of profit booking rates or other matters are presented net of state income taxes.

Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, net of state income taxes, increased segment operating profit by approximately $550 million and $1.0 billion for the quarter and six months ended June 28, 2015 and $440 million and $965 million for the quarter and six months ended June 29, 2014. The consolidated net adjustments for the six months ended June 28, 2015 include lower operating profit for performance matters on an international program at IS&GS, as mentioned in our business segment results of operations below.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Aeronautics

Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net sales	$4,131	$3,855	$7,265	$7,241
Operating profit	444	453	815	846
Operating margins	10.7%	11.8%	11.2%	11.7%

Aeronautics’ net sales for the quarter ended June 28, 2015 increased $276 million, or 7%, compared to the quarter ended June 29, 2014. The increase was attributable to higher net sales of about $280 million for F-35 production contracts due to increased volume on aircraft production and sustainment activities; and approximately $150 million for the C-5 program due to increased aircraft deliveries (four aircraft delivered during the quarter ended June 28, 2015 compared to two delivered during the quarter ended June 29, 2014). The increases were partially offset by lower net sales of approximately $90 million for the C-130 program due to lower sustainment activities and aircraft contract mix; and about $45 million for the F-22 program due to decreased sustainment activities. Net sales for F-35 development contracts were comparable.

Aeronautics’ operating profit for the quarter ended June 28, 2015 decreased $9 million, or 2%, compared to the quarter ended June 29, 2014. Operating profit decreased by approximately $55 million for the C-130 program due to lower risk retirements and aircraft contract mix; and approximately $15 million for the F-22 program due to decreased risk retirements and lower sustainment activities. These decreases were partially offset by higher operating profit of approximately $30 million for the F-16 program due to increased risk retirements; and about $30 million for F-35 production contracts due to higher risk retirements and volume. Adjustments not related to volume, including net profit booking rate adjustments, were $30 million higher for the quarter ended June 28, 2015 compared to the quarter ended June 29, 2014.

Aeronautics’ net sales for the six months ended June 28, 2015 were comparable to the six months ended June 29, 2014. Net sales increased by approximately $455 million for F-35 production contracts due to increased volume on aircraft production and sustainment activities; and about $60 million for the C-5 program due to increased aircraft deliveries (five aircraft delivered during the six months ended June 28, 2015 compared to four delivered during the six months ended June 29, 2014). The increases were offset by lower net sales of approximately $225 million for the C-130 program due primarily to fewer aircraft deliveries (ten aircraft delivered during the six months ended June 28, 2015 compared to 11 delivered during the six months ended June 29, 2014), aircraft contract mix and lower sustainment activities; about $105 million for the F-16 program due to decreased sustainment activities and fewer aircraft deliveries (six aircraft delivered during the six months ended June 28, 2015 compared to eight aircraft delivered during the six months ended June 29, 2014); approximately $95 million for the F-22 program due to decreased sustainment activities; and about $50 million due to lower volume on various other sustainment activities. Net sales for F-35 development contracts were comparable.

Aeronautics’ operating profit for the six months ended June 28, 2015 decreased $31 million, or 4%, compared to the six months ended June 29, 2014. The decrease was primarily attributable to lower operating profit of approximately $85 million for the C-130 program due to fewer aircraft deliveries, aircraft contract mix and lower risk retirements. The decreases were partially offset by higher operating profit of approximately $55 million for the F-35 production contracts due to increased risk retirements and volume. Adjustments not related to volume, including net profit booking rate adjustments, were $35 million higher for the six months ended June 28, 2015 compared to the six months ended June 29, 2014.

The decline in operating margins for the quarter ended June 28, 2015 and for the six months ended June 28, 2015 reflects the change in Aeronautics’ program mix, as sales for programs that yield lower operating profit margins were a larger portion of total net sales (primarily F-35 and C-5 programs).

We expect Aeronautics’ 2015 net sales to be comparable or slightly behind 2014, primarily due to a decline in F-16 deliveries as well as a decline in F-35 System Development and Demonstration development activity, largely offset by an

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

increase in F-35 production and sustainment volume as well as additional C-5 aircraft deliveries. Operating profit is also expected to be comparable or slightly behind 2014, due primarily to lower sustainment activities on F-16, F-22, and C-130 aircraft, largely offset by higher F-35 low-rate initial production risk retirements and sustainment volume, resulting in a comparable operating margin between years.

Information Systems & Global Solutions

Summary operating results for our IS&GS business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net sales	$1,898	$1,941	$3,767	$3,851
Operating profit	160	175	296	349
Operating margins	8.4%	9.0%	7.9%	9.1%

IS&GS’ net sales decreased $43 million, or 2%, for the quarter ended June 28, 2015 compared to the quarter ended June 29, 2014. The decrease was attributable to lower net sales of approximately $160 million due to decreased volume as a result of in-theater force reductions (including Persistent Threat Detection System (PTDS)), lower customer funding levels (primarily command and control programs), and increased competition coupled with the fragmentation of existing large contracts into multiple smaller contracts that are awarded primarily on the basis of price when re-competed (including CMS-CITIC). The decreases were partially offset by higher net sales of approximately $60 million for businesses acquired in the second half of 2014; and about $55 million due to increased volume on recently awarded programs.

IS&GS’ operating profit for the quarter ended June 28, 2015 decreased $15 million, or 9%, compared to the quarter ended June 29, 2014. The decrease was primarily attributable to the activities mentioned above for net sales. Adjustments not related to volume, including net profit booking rate adjustments, for the quarter ended June 28, 2015 were comparable to the quarter ended June 29, 2014.

IS&GS’ net sales decreased $84 million, or 2%, for the six months ended June 28, 2015 compared to the six months ended June 29, 2014. The decrease was attributable to lower net sales of approximately $320 million due to decreased volume as a result of in-theater force reductions (including PTDS), lower customer funding levels (primarily command and control programs), and increased competition coupled with the fragmentation of existing large contracts into multiple smaller contracts that are awarded primarily on the basis of price when re-competed (including CMS-CITIC). The decreases were partially offset by higher net sales of approximately $140 million for businesses acquired in the second half of 2014; and about $95 million due to increased volume on recently awarded programs.

IS&GS’ operating profit for the six months ended June 28, 2015 decreased $53 million, or 15%, compared to the six months ended June 29, 2014. The decrease was primarily attributable to lower operating profit of approximately $70 million for performance matters on an international program; and additional amortization expense of about $20 million related to intangible assets associated with recently acquired businesses. The decreases were partially offset by higher operating profit of approximately $35 million due to risk retirements on various programs and increased volume on recently awarded programs. Adjustments not related to volume, including net profit booking rate adjustments, were $30 million lower for the six months ended June 28, 2015 compared to the six months ended June 29, 2014.

We expect IS&GS’ net sales to decline in 2015 in the mid-single digit percentage range as compared to 2014, primarily driven by the continued downturn in federal information technology budgets, an increasingly competitive environment, including the disaggregation of existing contracts, and new contract award delays, partially offset by increased sales resulting from acquisitions that occurred during the prior year. Operating profit is expected to decline in the low-to-mid teens percentage range in 2015 primarily driven by volume, performance matters on an international program during the first quarter of the year, and an increase in intangible amortization from 2014 acquisition activity, resulting in 2015 margins that are lower than 2014 results.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Missiles and Fire Control

Summary operating results for our MFC business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net sales	$1,777	$1,891	$3,280	$3,758
Operating profit	303	345	595	703
Operating margins	17.1%	18.2%	18.1%	18.7%

MFC’s net sales for the quarter ended June 28, 2015 decreased $114 million, or 6%, compared to the quarter ended June 29, 2014. The decrease was attributable to lower net sales of approximately $115 million for air and missile defense programs due to fewer deliveries (including PAC-3) and reduced development activities (primarily Medium Extended Air Defense System (MEADS)).

MFC’s operating profit for the quarter ended June 28, 2015 decreased $42 million, or 12%, compared to the quarter ended June 29, 2014. The decrease was attributable to lower operating profit of approximately $30 million for fire control programs due to lower risk retirements and volume (including Apache), and about $25 million for air and missile defense programs due to lower risk retirements (primarily PAC-3). Adjustments not related to volume, including net profit booking rate adjustments, were approximately $40 million lower for the quarter ended June 28, 2015 compared to the quarter ended June 29, 2014.

MFC’s net sales for the six months ended June 28, 2015 decreased $478 million, or 13%, compared to the six months ended June 29, 2014. The decrease was primarily attributable to lower sales of approximately $230 million for air and missile defense programs due to fewer deliveries (including PAC-3) and reduced development activities (primarily MEADS); about $150 million for tactical missile programs due to fewer deliveries (primarily Hellfire, GMLRS, and Joint Air-to-Surface Standoff Missile (JASSM)); and approximately $125 million for fire control programs due to fewer deliveries (including LANTIRN®, Sniper® and Apache).

MFC’s operating profit for the six months ended June 28, 2015 decreased $108 million, or 15%, compared to the six months ended June 29, 2014. The decrease was attributable to lower operating profit of approximately $55 million for fire control programs due to lower risk retirements and fewer deliveries (including LANTIRN®, Sniper®, and Apache); and about $50 million for tactical missile programs due to lower risk retirements and volume (primarily GMLRS and Hellfire) partially offset by a warranty reserve adjustment recorded during the second quarter of 2014 that was not repeated in 2015 (primarily JASSM). Adjustments not related to volume, including net profit booking rate adjustments, were approximately $65 million lower for the six months ended June 28, 2015 compared to the six months ended June 29, 2014.

We expect MFC’s net sales to decline in the mid-single digit percentage range in 2015 as compared to 2014, primarily due to a decline in the services business as a result of the increased competitive environment and a slight decline in our air and missile defense programs. Operating profit is expected to decrease in the high-single digit percentage range, driven by reduced volume and fewer risk retirements in 2015 compared to 2014. Accordingly, operating profit margin is expected to decline from 2014 levels.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Mission Systems and Training

Summary operating results for our MST business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net sales	$1,808	$1,771	$3,459	$3,399
Operating profit	234	185	453	435
Operating margins	12.9%	10.4%	13.1%	12.8%

MST’s net sales for the quarter ended June 28, 2015 increased $37 million, or 2%, compared to the quarter ended June 29, 2014. Net sales increased by approximately $90 million for integrated warfare systems and sensors programs due to the start of new programs (primarily Space Fence) and higher volume (including Aegis). These increases were partially offset by lower net sales of approximately $75 million for ship and aviation systems programs primarily due to decreased volume (including Merlin Capability Sustainment Program (MCSP)).

MST’s operating profit for the quarter ended June 28, 2015 increased $49 million, or 26%, compared to the quarter ended June 29, 2014. The increase was primarily attributable to higher operating profit of approximately $50 million due to reserves recorded in 2014 on certain training and logistics solutions programs that were not repeated in 2015; about $20 million for integrated warfare systems and sensors programs due to increased risk retirements (primarily Halifax Class Modernization); partially offset by lower operating profit of approximately $20 million for ship and aviation systems programs due to lower risk retirements and volume (including naval launchers). Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $50 million higher for the quarter ended June 28, 2015 compared to the quarter ended June 29, 2014.

MST’s net sales for the six months ended June 28, 2015 increased $60 million, or 2%, compared to the six months ended June 29, 2014. Net sales increased by approximately $200 million for integrated warfare systems and sensors programs due to the start of new programs (primarily Space Fence) and volume (including Aegis); and about $55 million for undersea systems due to an increase in deliveries on various programs. These increases were partially offset by lower net sales of approximately $195 million for ship and aviation systems programs due to lower volume (including MCSP) and fewer deliveries (primarily MH-60).

MST’s operating profit for the six months ended June 28, 2015 increased $18 million, or 4%, compared to the six months ended June 29, 2014. The increase was primarily attributable to higher operating profit of approximately $50 million for training and logistics solutions programs due to reserves recorded during the second quarter of 2014 that were not repeated in 2015. These increases were partially offset by lower operating profit of approximately $40 million for ship and aviation systems programs due to decreased risk retirements (including naval launchers) and lower volume. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $10 million higher for the six months ended June 28, 2015 compared to the six months ended June 29, 2014.

We expect MST’s 2015 net sales to be comparable to 2014 net sales, with increased volume from new program starts, specifically Space Fence and the Combat Rescue and Presidential Helicopter programs; offset by a decline in volume due to the wind-down or completion of certain programs. Operating profit and margins are also expected to be comparable to 2014 levels.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Space Systems

Summary operating results for our Space Systems business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net sales	$2,029	$1,848	$3,983	$3,707
Operating profit	259	248	547	502
Operating margins	12.8%	13.4%	13.7%	13.5%

Space Systems’ net sales for the quarter ended June 28, 2015 increased $181 million, or 10%, compared to the quarter ended June 29, 2014. The increase was attributable to higher net sales of approximately $105 million for the Orion program due to increased volume; and about $80 million for businesses acquired in the second half of 2014.

Space Systems’ operating profit for the quarter ended June 28, 2015 increased $11 million, or 4%, compared to the quarter ended June 29, 2014. The increase was attributable to higher operating profit of approximately $55 million for government satellite programs due to increased risk retirements (primarily Mobile User Objective System (MUOS) and Space Based Infrared System (SBIRS)). The increases were partially offset by lower operating profit of approximately $40 million primarily due to lower equity earnings for joint ventures. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $75 million higher for the quarter ended June 28, 2015 compared to the quarter ended June 29, 2014.

Space Systems’ net sales for the six months ended June 28, 2015 increased $276 million, or 7%, compared to the six months ended June 29, 2014. The increase was attributable to higher net sales of approximately $210 million for the Orion program due to increased volume; and about $170 million for businesses acquired in the second half of 2014. These increases were partially offset by lower net sales of approximately $60 million for government satellite programs due to decreased volume (primarily Advanced Extremely High Frequency (AEHF)); and about $30 million for strategic and defensive missile systems due to decreased volume.

Space Systems’ operating profit for the six months ended June 28, 2015 increased $45 million, or 9%, compared to the six months ended June 29, 2014. The increase was attributable to higher operating profit of about $65 million for government satellite programs due to increased risk retirements (primarily MUOS and SBIRS) partially offset by lower volume (AEHF); and approximately $30 million for the Orion program due to higher volume and risk retirements. These increases were partially offset by lower operating profit of about $50 million due to decreased equity earnings for joint ventures and other program activities. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $125 million higher for the six months ended June 28, 2015 compared to the six months ended June 29, 2014.

Total equity earnings recognized by Space Systems (primarily ULA) represented approximately $40 million, or 15%, and approximately $115 million, or 21%, of this business segment’s operating profit for the quarter and six months ended June 28, 2015, compared to approximately $80 million, or 32%, and $150 million, or 30% for the quarter and six months ended June 29, 2014.

We expect Space Systems’ net sales to decline in the low-single digit percentage range in 2015 as compared to 2014, primarily due to lower delivery-based sales in 2015. Operating profit is expected to decline in the mid-to-high single digit percentage range, primarily driven by lower equity earnings in 2015 compared to 2014. As a result, operating profit margin is expected to decline between the years.

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

As mentioned in the “Business Overview” section, on July 20, 2015, we announced that we entered into a definitive agreement to acquire Sikorsky for $9.0 billion of cash, subject to certain adjustments. We expect to fund the acquisition through a combination of new debt issuances and available cash. This transaction will not change our previously outlined plan to return cash to shareholders through dividends and stock repurchases, and to reduce outstanding share count to below 300 million shares by 2017, market conditions and our fiduciary obligations permitting.

The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	Six Months Ended
	June 28, 2015	June 29, 2014
Cash and cash equivalents at beginning of year	$1,446	$2,617
Operating activities
Net earnings	1,807	1,822
Non-cash adjustments	579	576
Changes in working capital	(1,095)	106
Other, net	929	573
Net cash provided by operating activities	2,220	3,077
Net cash used for investing activities	(218)	(426)
Net cash used for financing activities	(246)	(1,832)
Net change in cash and cash equivalents	1,756	819
Cash and cash equivalents at end of period	$3,202	$3,436

Operating Activities

Net cash provided by operating activities decreased $857 million for the six months ended June 28, 2015 compared to the six months ended June 29, 2014 primarily due to changes in working capital, partially offset by lower pension contributions. The $1.2 billion decrease in cash flows related to working capital (defined as receivables and inventories less accounts payable and customer advances and amounts in excess of costs incurred) was attributable to an increase in receivables due to timing of customer collections (primarily F-35 contracts) as well as the timing of production and billing cycles affecting customer advances and progress payments applied to inventories. We made no pension contributions to our qualified defined benefit pension plans during the six months ended June 28, 2015, compared to $515 million during the six months ended June 29, 2014.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Investing Activities

Net cash used for investing activities was $218 million for the six months ended June 28, 2015 compared to net cash used for investing activities of $426 million for the six months ended June 29, 2014. The decrease was attributable to cash proceeds of approximately $70 million related to two properties sold in California during the quarter ended June 28, 2015. In addition, during the six months ended June 29, 2014, we paid $172 million related to the acquisitions of businesses and investments in affiliates. Capital expenditures amounted to $309 million and $253 million for the six months ended June 28, 2015 and June 29, 2014. The majority of our capital expenditures were for equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.

Financing Activities

Net cash used for financing activities was $246 million for the six months ended June 28, 2015 compared to net cash used for financing activities of $1.8 billion for the six months ended June 29, 2014. The difference between the periods was primarily due to proceeds received from the February 2015 debt issuance, partially offset by higher share repurchases of common stock, lower cash received from the issuance of common stock in connection with employee stock option exercises, and higher dividends paid.

On February 20, 2015, we received proceeds of $2.21 billion for the issuance of $2.25 billion of fixed interest-rate long-term notes.

Cash received from the issuance of our common stock in connection with employee stock option exercises during the six months ended June 28, 2015 and June 29, 2014 totaled $84 million and $223 million. Those exercises resulted in the issuance of 1.1 million and 2.6 million shares of our common stock.

We paid $1.5 billion and $1.2 billion to repurchase 7.9 million and 7.7 million shares of our common stock during the six months ended June 28, 2015 and June 29, 2014.

During the six months ended June 28, 2015, we paid dividends totaling $965 million, which included our 2015 first and second quarter dividends ($1.50 per share each quarter) and dividend-equivalent cash payments associated with the vesting of the January 2012 restricted stock unit grants. During the six months ended June 29, 2014, we paid dividends totaling $865 million, which included our 2014 first and second quarter dividends ($1.33 per share each quarter) and dividend-equivalent cash payments associated with the vesting of the January 2011 restricted stock unit grants.

Capital Resources

At June 28, 2015, we held cash and cash equivalents of $3.2 billion. As of June 28, 2015, approximately $600 million of our cash and cash equivalents was held outside of the U.S. by our international subsidiaries. Although those balances are generally available to fund ordinary business operations without legal or other restrictions, a significant portion is not immediately available to fund U.S. operations unless repatriated. Our intention is to permanently reinvest earnings from our international subsidiaries. While we do not intend to do so, if this cash had been repatriated at June 28, 2015, the amount of additional U.S. federal income tax that would be due after considering international tax credits would not be significant.

Our outstanding debt, net of unamortized discounts, amounted to $8.4 billion, which is inclusive of the issuance of the $2.25 billion notes in February 2015 (Note 9 under the caption “Long-term Debt”), and mainly is in the form of publicly-issued notes that bear interest at fixed rates. As of June 28, 2015, we were in compliance with all covenants contained in our debt and credit agreements. There were no other material changes during the quarter and six months ended June 28, 2015 to our contractual commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2014 Form 10-K that were outside the ordinary course of our business.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

At June 28, 2015, we had a $1.5 billion revolving credit facility with a syndicate of banks that expires in August 2019. We may request and the banks may grant, at their discretion, an increase to the credit facility up to an additional $500 million. The credit facility also includes a sublimit of up to $300 million available for the issuance of letters of credit. There were no borrowings outstanding under the credit facility through June 28, 2015. We also have agreements in place with financial institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding through June 28, 2015. If we were to issue commercial paper, the borrowings would be supported by the credit facility. We also have an effective shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission to provide for the issuance of an indeterminate amount of debt securities.

Our stockholders’ equity was $3.0 billion at June 28, 2015, a decrease of $418 million from December 31, 2014. The decrease was primarily attributable to the repurchase of 7.9 million common shares for $1.5 billion and dividends declared of $1.4 billion during the six months ended June 28, 2015. These decreases were partially offset by net earnings of $1.8 billion, the amortization of $425 million in 2015 postretirement benefit plan expense, and employee stock activity of $321 million (including the impacts of stock option exercises, ESOP activity and stock-based compensation). As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.

OTHER MATTERS

Status of the F-35 Program

The F-35 program consists of development contracts and multiple production contracts, including sustainment activities. The development contracts are being performed concurrent with the production contracts. Concurrent performance of development and production contracts is used for complex programs to test aircraft, shorten the time to field systems, and achieve overall cost savings. We expect the System Development and Demonstration portion of the development contracts will be substantially complete in 2017, with less significant efforts continuing into 2019. Production of the aircraft is expected to continue for many years given the U.S. Government’s current inventory objective of 2,443 aircraft for the Air Force, Marine Corps, and Navy; commitments from our eight international partners and three international customers; as well as expressions of interest from other countries.

The U.S. Government continues to complete various operational tests, including ship trials, mission system evaluations, and weapons testing, with the F-35 aircraft fleet recently surpassing 30,000 flight hours. Progress continues to be made on the production of aircraft. In preparation for the U.S. Marine Corps’ (USMC) initial operating capability anticipated in 2015, the USMC conducted operational and integration tests aboard the USS Wasp, including night landings on the carrier. As of June 28, 2015, we have delivered 128 production aircraft to our U.S. and international partners and have 81 production aircraft in backlog, including orders from our international partners.

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

Contingencies

See Note 7 for information regarding our contingent obligations, including off-balance sheet arrangements.

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

The carrying value of our Civil reporting unit included goodwill of $2.2 billion as of June 28, 2015. In our last annual goodwill impairment analysis, which was performed in the fourth quarter of 2014, we estimated that the fair value of our Civil reporting unit exceeded its carrying value by a margin of approximately 15%. Budget reductions, contract cancellations and terminations or market pressures could cause our sales, earnings and cash flows to further decline below our current projections. Similarly, market factors utilized in the impairment analysis, including long-term growth rates, discount rates and market pricing multiples, could negatively impact the fair value of our reporting units. Based on our assessment of these circumstances, we have determined that our Civil reporting unit is at risk of a future goodwill impairment should there be further deterioration of projected cash flows, negative changes in market factors or a significant increase in the carrying value of this reporting unit.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard that will change the way we recognize revenue and significantly expand the disclosure requirements for revenue recognition. On July 9, 2015, the FASB approved a one-year deferral of the effective date of the standard to 2018 for public companies, with an option that would permit companies to adopt the standard as early as the original effective date of 2017. Early adoption prior to the original effective date is not permitted. In addition, the FASB is contemplating making additional changes to certain elements of the new standard. See Note 9 (under the caption “New Accounting Pronouncements”) for additional information related to this new standard.

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

ITEM 4. Controls and Procedures.

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 28, 2015. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of June 28, 2015.

There were no changes in our internal control over financial reporting during the quarter ended June 28, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements

This Form 10-Q contains statements that, to the extent they are not recitations of historical fact, constitute forward-looking statements within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “scheduled,” “forecast” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results may differ materially due to factors such as:

•	our reliance on contracts with the U.S. Government, all of which are conditioned upon the availability of funding;
•	declining budgets; affordability initiatives; the implementation of automatic sequestration under the Budget Control Act of 2011; U.S. Government operations under a continuing resolution or the failure to adopt a budget which may cause contracts to be delayed, canceled or funded at lower levels or which may impact our operating results and cash flows;
•	risks related to the development, performance, schedule, cost and requirements of complex and technologically advanced programs including our largest, the F-35 program;
•	economic, industry, business and political conditions (domestic and international) including their effects on governmental policy;
•	our success in growing international sales and expanding into adjacent markets and risks associated with doing business in new markets and internationally;
•	the competitive environment for our products and services, including increased market pressures in our services businesses, competition from outside the aerospace and defense industry, and increased bid protests;
•	planned production rates for significant programs and compliance with stringent performance and reliability standards;
•	the performance of key suppliers, teammates, venture partners, subcontractors and customers;
•	the timing and customer acceptance of product deliveries;
•	our ability to attract and retain key personnel and transfer knowledge to new personnel; the impact of work stoppages or other labor disruptions;
•	the impact of cyber or other security threats or other disruptions to our businesses;
•	our ability to implement, pace and effect capitalization changes such as share repurchase activity and pension funding or debt levels;
•	our ability to recover certain costs under U.S. Government contracts and changes in contract mix;
•	the accuracy of our estimates and projections;
•	risk of a future impairment of goodwill or other long-term assets;
•	movements in interest rates and other changes that may affect pension plan assumptions and actual returns on pension plan assets;

Lockheed Martin Corporation

•	realizing the anticipated benefits of acquisitions or divestitures, ventures, teaming arrangements or internal reorganizations, and our efforts to increase the efficiency of our operations and improve the affordability of our products and services;
•	the satisfaction of conditions to (including regulatory approvals) and consummation of our previously announced acquisition of Sikorsky, the timing and terms of any financing for such acquisition, and our ability to successfully integrate the Sikorsky business and realize synergies and other expected benefits of the transaction;
•	the terms, timing or structure of a potential transaction related to our government IT and technical services businesses (or whether any such transaction will take place at all);
•	the adequacy of our insurance and indemnities;
•	materials availability;
•	the effect of changes in or interpretation of: legislation, regulation or policy, including those applicable to procurement, cost allowability or recovery, accounting, taxation, or export; and
•	the outcome of legal proceedings, bid protests, environmental remediation efforts, government allegations that we have failed to comply with law, other contingencies and U.S. Government identification of deficiencies in our business systems.

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

Lockheed Martin Corporation

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

We are a party to or have property subject to litigation and other proceedings that arise in the ordinary course of our business, including matters arising under provisions relating to the protection of the environment and are subject to contingencies related to certain businesses we previously owned. These types of matters could result in fines, penalties, compensatory or treble damages or non-monetary relief. We believe the probability is remote that the outcome of these matters will have a material adverse effect on the Corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular interim reporting period. We cannot predict the outcome of legal or other proceedings with certainty. These matters include the proceedings summarized in Note 7 in this Form 10-Q and Note 12 in our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K) filed with the U.S. Securities and Exchange Commission.

We are subject to federal, state, local and foreign requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have our property subject to various lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in us being involved with related legal proceedings, claims and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see Note 7 in this Form 10-Q. See also “Critical Accounting Policies – Environmental Matters” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12, each in our 2014 Form 10-K for a description of previously reported matters.

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

ITEM 1A. Risk Factors.

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K) describes some of the risks and uncertainties associated with our business, including U.S. Government defense spending priorities, as further described in the “Industry Considerations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. These risks and uncertainties have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. The information below describes material changes from the risk factors disclosed in our 2014 Form 10-K and should be read in conjunction with the risk factors and information described therein.

If we fail to manage acquisitions, divestitures, equity investments and other transactions successfully, our financial results, business and future prospects could be harmed.

In pursuing our business strategy, we routinely conduct discussions, evaluate targets and enter into agreements regarding possible acquisitions, divestitures, ventures and equity investments. We seek to identify acquisition or investment opportunities that will expand or complement our existing products and services or customer base, at attractive valuations. We often compete with others for the same opportunities. To be successful, we must conduct due diligence to identify valuation issues and potential loss contingencies, negotiate transaction terms, complete and close complex transactions, integrate acquired companies and employees and realize anticipated operating synergies efficiently

Lockheed Martin Corporation

and effectively. Acquisition, divestiture, venture and investment transactions often require substantial management resources and have the potential to divert our attention from our existing business. Unidentified pre-closing liabilities could affect our future financial results, particularly successor liability under anti-corruption, import-export and technology transfer laws which provide for civil and criminal penalties and the potential for debarment. We also may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, employee retention, transaction-related or other litigation, and other liabilities. Any of the foregoing could adversely affect our business and results of operations.

On July 20, 2015, we announced that we entered into a definitive agreement to acquire Sikorsky Aircraft (Sikorsky). We believe that we will benefit from the integration of our products and technologies with those of the Sikorsky business, and realize synergies and potential for long term growth and expanded capabilities and customer relationships as a result of the acquisition. However, we may not be able to capture anticipated synergies and cost savings and business opportunities in the time frame anticipated, or at all, and Sikorsky may not perform as expected. In addition, we anticipate that the acquisition of Sikorsky will qualify for a joint election under Section 338(h)(10) of the Internal Revenue Code. However, we may not be able to realize the intended tax benefits from the transaction. The acquisition is subject to customary closing conditions, including regulatory approvals, and there can be no assurance that we will receive the required approvals in a timely manner or at all, or that such approvals will not contain adverse conditions. We expect to fund the purchase price for the acquisition with a combination of new debt issuances and available cash. However, we do not currently have financing commitments or other arrangements in place for such new debt and we may be unable to obtain the necessary debt to finance the purchase price on favorable terms or at all, and the issuance of such debt could also affect our credit rating and cost of debt and result in an increase in our leverage ratio under our revolving credit agreement. The announcement and pendency of the acquisition could also cause disruptions in our and Sikorsky’s business, including potential adverse reactions or changes to business relationships and competitive responses to any transaction. Any of the foregoing could adversely affect our business, financial condition and results of operations.

On July 20, 2015, we also announced that we will conduct a strategic review of our government IT infrastructure services business within our Information Systems & Global Solutions business segment and our technical services business within our Missiles and Fire Control business segment. There can be no assurance of the terms, timing or structure of any transaction involving such business, or whether any such transaction will take place at all, and any such transaction is subject to risks and uncertainties.

Lockheed Martin Corporation

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the quarter ended June 28, 2015.

The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended June 28, 2015.

Period (a)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Amount Available for Future Share Repurchases Under the Plans or Programs (b)
					(in millions	)
March 30, 2015 – April 26, 2015	1,579,848		$198.93	1,579,709	$2,753
April 27, 2015 – May 31, 2015	2,507,555		$190.81	2,507,533	$2,274
June 1, 2015 – June 28, 2015	760,576		$189.80	760,576	$2,130
Total	4,847,979	(c)	$193.30	4,847,818	$2,130

(a)	We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, April 26, 2015 was the last day of our April 2015 fiscal month.
(b)	In October 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans. The program does not have an expiration date.
(c)	During the quarter ended June 28, 2015, the total number of shares purchased included 161 shares that were transferred to us by employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the program.

Lockheed Martin Corporation

ITEM 6. Exhibits.

Exhibit No.	Description

10.1	Lockheed Martin Corporation Executive Severance Plan, as amended and restated effective June 1, 2015.

10.2	Non-Employee Director Compensation Summary (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on June 26, 2015).

10.3	Lockheed Martin Corporation Supplemental Retirement Plan, as amended and restated.

10.4	Supplemental Retirement Benefit Plan for Certain Transferred Employees of Lockheed Martin Corporation, as amended and restated.

15	Acknowledgment of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Marillyn A. Hewson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Bruce L. Tanner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Marillyn A. Hewson and Bruce L. Tanner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Lockheed Martin Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: July 22, 2015	By:	/s/ Brian P. Colan
Brian P. Colan
Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)

