Form 10-Q
period 2015-09-27
LOCKHEED MARTIN CORP
filed 2015-10-22
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2015

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

There were 307,295,494 shares of our common stock, $1 par value per share, outstanding as of September 27, 2015.

Lockheed Martin Corporation

Form 10-Q

For the Quarterly Period Ended September 27, 2015

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

Lockheed Martin Corporation

Consolidated Statements of Earnings

(unaudited; in millions, except per share data)

	Quarters Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net sales
Products	$8,810	$8,602	$25,820	$25,992
Services	2,651	2,512	7,395	7,078
Total net sales	11,461	11,114	33,215	33,070
Cost of sales
Products	(7,869)	(7,659)	(22,922)	(22,928)
Services	(2,326)	(2,228)	(6,493)	(6,241)
Severance charges	(35)	—	(35)	—
Other unallocated, net	25	48	125	86
Total cost of sales	(10,205)	(9,839)	(29,325)	(29,083)
Gross profit	1,256	1,275	3,890	3,987
Other income, net	98	117	265	263
Operating profit	1,354	1,392	4,155	4,250
Interest expense	(104)	(82)	(301)	(253)
Other non-operating income, net	1	1	6	3
Earnings before income taxes	1,251	1,311	3,860	4,000
Income tax expense	(386)	(423)	(1,188)	(1,290)
Net earnings	$865	$888	$2,672	$2,710

Earnings per common share
Basic	$2.80	$2.81	$8.57	$8.54
Diluted	2.77	2.76	8.45	8.39

Cash dividends paid per common share	$1.50	$1.33	$4.50	$3.99

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Comprehensive Income

(unaudited; in millions)

	Quarters Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net earnings	$865	$888	$2,672	$2,710
Other comprehensive income (loss), net of tax
Postretirement benefit plans
Net other comprehensive loss recognized during the period due to plan re-measurements	—	—	—	(735)
Amounts reclassified from accumulated other comprehensive loss	212	186	637	520
Other, net	(77)	(66)	(88)	(48)
Other comprehensive income (loss), net of tax	135	120	549	(263)
Comprehensive income	$1,000	$1,008	$3,221	$2,447

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Balance Sheets

(in millions, except par value)

	September 27, 2015	December 31, 2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$3,300	$1,446
Receivables, net	6,740	5,884
Inventories, net	3,237	2,882
Deferred income taxes	1,263	1,451
Other current assets	515	666
Total current assets	15,055	12,329

Property, plant and equipment, net	4,677	4,755
Goodwill	10,832	10,862
Deferred income taxes	4,096	4,013
Other noncurrent assets	4,957	5,114
Total assets	$39,617	$37,073

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,215	$1,570
Customer advances and amounts in excess of costs incurred	5,339	5,790
Salaries, benefits and payroll taxes	1,947	1,826
Current portion of long-term debt	952	—
Other current liabilities	2,527	1,926
Total current liabilities	12,980	11,112

Accrued pension liabilities	11,374	11,413
Other postretirement benefit liabilities	1,082	1,102
Long-term debt, net	7,460	6,169
Other noncurrent liabilities	3,908	3,877
Total liabilities	36,804	33,673

Stockholders’ equity
Common stock, $1 par value per share	306	314
Additional paid-in capital	—	—
Retained earnings	13,828	14,956
Accumulated other comprehensive loss	(11,321)	(11,870)
Total stockholders’ equity	2,813	3,400
Total liabilities and stockholders’ equity	$39,617	$37,073

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Cash Flows

(unaudited; in millions)

	Nine Months Ended
	September 27, 2015	September 28, 2014
Operating activities
Net earnings	$2,672	$2,710
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	726	726
Stock-based compensation	118	128
Severance charges	35	—
Changes in assets and liabilities
Receivables, net	(861)	(231)
Inventories, net	(359)	66
Accounts payable	637	596
Customer advances and amounts in excess of costs incurred	(421)	(458)
Postretirement benefit plans	868	(96)
Income taxes	126	270
Other, net	196	356
Net cash provided by operating activities	3,737	4,067

Investing activities
Capital expenditures	(500)	(456)
Acquisitions of businesses and investments in affiliates	—	(622)
Other, net	89	14
Net cash used for investing activities	(411)	(1,064)

Financing activities
Issuance of long-term debt, net of related costs	2,213	—
Repurchases of common stock	(2,364)	(1,676)
Proceeds from stock option exercises	126	278
Dividends paid	(1,427)	(1,286)
Other, net	(20)	27
Net cash used for financing activities	(1,472)	(2,657)
Net change in cash and cash equivalents	1,854	346
Cash and cash equivalents at beginning of period	1,446	2,617
Cash and cash equivalents at end of period	$3,300	$2,963

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Stockholders’ Equity

(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2014	$314	$—	$14,956	$(11,870)	$3,400
Net earnings	—	—	2,672	—	2,672
Other comprehensive income, net of tax	—	—	—	549	549
Repurchases of common stock	(12)	(478)	(1,874)	—	(2,364)
Dividends declared	—	—	(1,926)	—	(1,926)
Stock-based awards and ESOP activity	4	478	—	—	482
Balance at September 27, 2015	$306	$—	$13,828	$(11,321)	$2,813

Balance at December 31, 2013	$319	$—	$14,200	$(9,601)	$4,918
Net earnings	—	—	2,710	—	2,710
Other comprehensive loss, net of tax	—	—	—	(263)	(263)
Repurchases of common stock	(10)	(643)	(1,023)	—	(1,676)
Dividends declared	—	—	(1,763)	—	(1,763)
Stock-based awards and ESOP activity	5	643	—	—	648
Balance at September 28, 2014	$314	$—	$14,124	$(9,864)	$4,574

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

We close our books and records on the last Sunday of the calendar quarter, which was on September 27 for the third quarter of 2015 and September 28 for the third quarter of 2014, to align our financial closing with our business processes. The consolidated financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods as our fiscal year ends on December 31.

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

NOTE 2 – STRATEGIC ACTIONS

Acquisition of Sikorsky Aircraft Corporation

On July 20, 2015, we announced that we entered into a definitive agreement to acquire Sikorsky Aircraft Corporation (Sikorsky), a global company primarily engaged in the design, manufacture and support of military and commercial helicopters, for $9.0 billion of cash, subject to certain adjustments. We expect to fund the acquisition with new debt issuances, commercial paper and cash on hand. We and United Technologies Corporation have agreed to make a joint election under Section 338(h)(10) of the Internal Revenue Code, which treats the transaction as an asset purchase for tax purposes. This election generates a cash tax benefit with an estimated net present value of $1.9 billion for Lockheed Martin and its shareholders. A majority of the required regulatory reviews have been completed, including in the European Union and the U.S. The transaction remains subject to other regulatory approvals and customary closing conditions, and is expected to close in the fourth quarter of 2015. On October 9, 2015, we entered into new revolving credit facilities to provide funding for the acquisition of Sikorsky and general corporate purposes (Note 9, under the caption “Long-term Debt”). Once the acquisition is complete, we plan to align Sikorsky under our Mission Systems and Training (MST) business segment. Our financial results will not include Sikorsky’s results until the acquisition is closed.

Lockheed Martin Corporation

Notes to Unaudited Consolidated Financial Statements

Strategic Review of Government IT Infrastructure Services and Technical Services Businesses

On July 20, 2015, we announced that we are conducting a strategic review of our government information technology (government IT) infrastructure services business within our Information Systems & Global Solutions (IS&GS) business segment and our technical services business within our Missiles and Fire Control (MFC) business segment, which we expect to complete in 2015. The programs being reviewed represent approximately $5.5 billion in estimated 2015 annual sales and approximately 16,500 employees. We expect the strategic review to result in a spin-off to our shareholders, a Reverse Morris Trust transaction, or a sale of these businesses. The IS&GS programs that are not included in the strategic review are mostly focused on defense and intelligence customers and will be realigned into our other business segments after completing the review. While we perform our strategic review, we will maintain the current operating and reporting structure and will continue to report the financial results of the government IT infrastructure services and technical services businesses in our continuing operations.

NOTE 3 – EARNINGS PER COMMON SHARE

The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Weighted average common shares outstanding for basic computations	308.4	316.3	311.9	317.4
Weighted average dilutive effect of equity awards	4.3	5.5	4.4	5.6
Weighted average common shares outstanding for diluted computations	312.7	321.8	316.3	323.0

We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units and performance stock units as well as exercise of outstanding stock options based on the treasury stock method. There were no anti-dilutive equity awards for the quarters and nine months ended September 27, 2015 and September 28, 2014.

NOTE 4 – INFORMATION ON BUSINESS SEGMENTS

We currently operate in five business segments: Aeronautics, IS&GS, MFC, MST and Space Systems. We organize our business segments based on the nature of products and services offered. Our segment results do not reflect any impacts from the ongoing strategic review or the pending acquisition of Sikorsky.

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

Lockheed Martin Corporation

Notes to Unaudited Consolidated Financial Statements

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

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net sales
Aeronautics	$3,921	$3,544	$11,186	$10,785
Information Systems & Global Solutions	1,870	1,949	5,637	5,800
Missiles and Fire Control	1,938	1,908	5,218	5,666
Mission Systems and Training	1,802	1,679	5,261	5,078
Space Systems	1,930	2,034	5,913	5,741
Total net sales	$11,461	$11,114	$33,215	$33,070

Operating profit
Aeronautics	$418	$362	$1,233	$1,208
Information Systems & Global Solutions	163	175	459	524
Missiles and Fire Control	336	335	931	1,038
Mission Systems and Training	220	193	673	628
Space Systems	232	281	779	783
Total business segment operating profit	1,369	1,346	4,075	4,181
Unallocated items
FAS/CAS pension adjustment
FAS pension expense	(284)	(258)	(852)	(885)
Less: CAS pension cost	403	342	1,210	1,140
FAS/CAS pension adjustment	119	84	358	255
Stock-based compensation	(29)	(31)	(118)	(128)
Severance charges (a)	(35)	—	(35)	—
Other, net	(70)	(7)	(125)	(58)
Total unallocated items	(15)	46	80	69
Total consolidated operating profit	$1,354	$1,392	$4,155	$4,250

Intersegment sales
Aeronautics	$21	$21	$65	$78
Information Systems & Global Solutions	148	159	513	507
Missiles and Fire Control	102	81	291	244
Mission Systems and Training	342	331	987	944
Space Systems	36	25	96	78
Total intersegment sales	$649	$617	$1,952	$1,851

(a)	Severance charges for 2015 consist of amounts associated with the planned elimination of certain positions at our IS&GS business segment (Note 9, under the caption “Restructuring Charges”). Severance charges for initiatives that are not significant are included in business segment operating profit.

Lockheed Martin Corporation

Notes to Unaudited Consolidated Financial Statements

Total assets for each of our business segments were as follows (in millions):

	September 27, 2015	December 31, 2014
Assets
Aeronautics	$6,908	$6,021
Information Systems & Global Solutions	5,884	6,228
Missiles and Fire Control	4,424	4,050
Mission Systems and Training	6,217	6,277
Space Systems	4,182	3,914
Total business segment assets	27,615	26,490
Corporate assets (a)	12,002	10,583
Total assets	$39,617	$37,073

(a)	Corporate assets primarily include cash and cash equivalents, deferred income taxes, environmental receivables and investments held in a separate trust to fund certain of our non-qualified deferred compensation plans.

Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented approximately 20% of our total consolidated net sales for both the quarter and nine months ended September 27, 2015 and 17% of our total consolidated net sales for both the quarter and nine months ended September 28, 2014.

NOTE 5 – INVENTORIES, NET

Inventories, net consisted of the following (in millions):

	September 27, 2015	December 31, 2014
Work-in-process, primarily related to long-term contracts and programs in progress	$7,280	$6,728
Less: customer advances and progress payments	(4,635)	(4,701)
	2,645	2,027
Other inventories	592	855
Total inventories, net	$3,237	$2,882

NOTE 6 – POSTRETIREMENT BENEFIT PLANS

Our pretax net periodic benefit cost related to our qualified defined benefit pension plans and retiree medical and life insurance plans consisted of the following (in millions):

	Quarters Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Qualified defined benefit pension plans
Service cost	$217	$208	$652	$694
Interest cost	448	468	1,343	1,444
Expected return on plan assets	(683)	(687)	(2,050)	(2,006)
Recognized net actuarial losses	399	365	1,199	807
Amortization of prior service credits	(97)	(96)	(292)	(54)
Total net periodic benefit cost	$284	$258	$852	$885

Retiree medical and life insurance plans
Service cost	$6	$5	$16	$16
Interest cost	28	31	83	92
Expected return on plan assets	(37)	(36)	(111)	(109)
Recognized net actuarial losses	10	5	32	17
Amortization of prior service costs	1	1	3	3
Total net periodic benefit cost	$8	$6	$23	$19

Lockheed Martin Corporation

Notes to Unaudited Consolidated Financial Statements

The recognized net actuarial losses and the amortization of net prior service (credits) costs in the table above, as well as similar amounts related to our other postretirement benefit plans ($16 million and $44 million for the quarter and nine months ended September 27, 2015 and $13 million and $32 million for the quarter and nine months ended September 28, 2014), reflect amounts that were reclassified from accumulated other comprehensive loss and recorded as a component of net periodic benefit cost for the periods presented. These costs totaled $212 million (net of $117 million of tax expense) and $637 million (net of $349 million of tax expense) for the quarter and nine months ended September 27, 2015 and $186 million (net of $102 million of tax expense) and $520 million (net of $285 million of tax expense) for the quarter and nine months ended September 28, 2014, which were recorded on our Statements of Comprehensive Income as an increase to other comprehensive income.

The funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006 (PPA), and in a manner consistent with CAS and Internal Revenue Code rules. There were no contributions to our qualified defined benefit pension plans during the quarter and nine months ended September 27, 2015, compared to $485 million and $1.0 billion during the quarter and nine months ended September 28, 2014. We do not plan to make contributions to our qualified defined benefit pension plans in 2015.

NOTE 7 – LEGAL PROCEEDINGS AND CONTINGENCIES

We are a party to or have property subject to litigation and other proceedings that arise in the ordinary course of our business, including matters arising under provisions relating to the protection of the environment and are subject to contingencies related to certain businesses we previously owned. These types of matters could result in fines, penalties, compensatory or treble damages or non-monetary penalty. We believe that the probability is remote that the outcome of each of these matters, including the legal proceedings described below, will have a material adverse effect on the Corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular interim reporting period. Among the factors that we consider in this assessment are the nature of existing legal proceedings and claims, the asserted or possible damages or loss contingency (if estimable), the progress of the case, existing law and precedent, the opinions or views of legal counsel and other advisers, our experience in similar cases and the experience of other companies, the facts available to us at the time of assessment and how we intend to respond to the proceeding or claim. Our assessment of these factors may change as individual proceedings or claims progress.

Although we cannot predict the outcome of legal or other proceedings with certainty, where there is at least a reasonable possibility that a loss may have been incurred, GAAP requires us to disclose an estimate of the reasonably possible loss or range of loss or make a statement that such an estimate cannot be made. We follow a thorough process in which we seek to estimate the reasonably possible loss or range of loss, and only if we are unable to make such an estimate do we conclude and disclose that an estimate cannot be made. With respect to the legal proceedings discussed below, a reasonably possible loss or range of loss cannot be estimated.

Legal Proceedings

On April 24, 2009, we filed a declaratory judgment action against the New York Metropolitan Transportation Authority and its Capital Construction Company (collectively, the MTA) asking the U.S. District Court for the Southern District of New York to find that the MTA is in material breach of our agreement based on the MTA’s failure to provide access to sites where work must be performed and the customer-furnished equipment necessary to complete the contract. The MTA filed an answer and counterclaim alleging that we breached the contract and subsequently terminated the contract for alleged default. The primary damages sought by the MTA are the cost to complete the contract and potential re-procurement costs. While we are unable to estimate the cost of another contractor to complete the contract and the costs of re-procurement, we note that our contract with the MTA had a total value of $323 million, of which $241 million was paid to us, and that the MTA is seeking damages of approximately $190 million. We dispute the MTA’s allegations and are defending against them. Additionally, following an investigation, our sureties on a performance bond related to this matter, who were represented by independent counsel, concluded that the MTA’s termination of the contract was improper. Finally, our declaratory judgment action was later amended to include claims for monetary damages against the MTA of approximately $95 million. This matter was taken under submission by the District Court in December 2014 after a five-week bench trial and the filing of post-trial pleadings by the parties. We expect a decision by early 2016.

Lockheed Martin Corporation

Notes to Unaudited Consolidated Financial Statements

On August 28, 2003, the U.S. Department of Justice (DOJ) filed complaints in partial intervention in two lawsuits filed under the civil qui tam provisions of the False Claims Act in the U.S. District Court for the Western District of Kentucky, United States ex rel. Natural Resources Defense Council, et al., v. Lockheed Martin Corporation, et al., and United States ex rel. John D. Tillson v. Lockheed Martin Energy Systems, Inc., et al. The DOJ alleges that we committed violations of the Resource Conservation and Recovery Act at the Paducah Gaseous Diffusion Plant by not properly handling, storing and transporting hazardous waste, and that we violated the False Claims Act by misleading Department of Energy officials and state regulators about the nature and extent of environmental noncompliance at the plant. The complaint does not allege a specific calculation of damages. In April 2013, the parties attended a settlement conference ordered by the magistrate judge. The conference focused on the parties’ sharply differing views of the merits of the case and did not significantly contribute to our understanding of the damages sought. In December 2014, the parties participated in confidential mediation pursuant to Federal Rule of Civil Procedure Rule 408. The plaintiffs made settlement demands at this mediation but these were not tied to any theory of damages, were not apportioned between the False Claims Act and Resource Conservation and Recovery Act allegations (as to which our defenses differ) and did not provide insight into what damages plaintiffs would seek to prove if this matter proceeds to trial. Consequently, we continue to be unable to estimate the reasonably possible loss or range of loss, which could be incurred if the plaintiffs were to prevail, but we believe we have substantial defenses. We anticipate filing motions, including a motion for summary judgment, in 2015.

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

At September 27, 2015 and December 31, 2014, the aggregate amount of liabilities recorded relative to environmental matters was $976 million and $965 million, most of which are recorded in other noncurrent liabilities on our Balance Sheets. We have recorded receivables totaling $847 million and $836 million at September 27, 2015 and December 31, 2014, most of which are recorded in other noncurrent assets on our Balance Sheets, for the estimated future recovery of these costs, as we consider the recovery probable based on the factors previously mentioned. We project costs and recovery of costs over approximately 20 years.

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

Lockheed Martin Corporation

Notes to Unaudited Consolidated Financial Statements

Letters of Credit, Surety Bonds and Third-Party Guarantees

We have entered into standby letters of credit, surety bonds and third-party guarantees with financial institutions and other third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as venture partners. We had total outstanding letters of credit, surety bonds and third-party guarantees aggregating $2.7 billion and $2.4 billion at September 27, 2015 and December 31, 2014.

At September 27, 2015 and December 31, 2014, third-party guarantees totaled $1.0 billion and $774 million, of which approximately 89% and 85% related to guarantees of contractual performance of ventures to which we currently are or previously were a party. This amount represents our estimate of the maximum amount we would expect to incur upon the contractual non-performance of the venture partners. In addition, we generally have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a venture partner. We believe our current and former venture partners will be able to perform their obligations, as they have done through September 27, 2015, and that it will not be necessary to make payments under the guarantees. In determining our exposures, we evaluate the reputation, performance on contractual obligations, technical capabilities and credit quality of our current and former venture partners.

United Launch Alliance

In connection with our 50% ownership interest of ULA, we and The Boeing Company (Boeing) are required to provide ULA an additional capital contribution if ULA is unable to make required payments under its inventory supply agreement with Boeing. As of September 27, 2015, ULA’s total remaining obligation to Boeing under the inventory supply agreement was $120 million. The parties have agreed to defer the remaining payment obligation as it is more than offset by other commitments to ULA. Accordingly, we do not expect to be required to make a capital contribution to ULA under this agreement.

In addition, both we and Boeing have cross-indemnified each other for guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through September 27, 2015, and that it will not be necessary to make payments under the cross-indemnities or guarantees.

NOTE 8 – FAIR VALUE MEASUREMENTS

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	September 27, 2015			December 31, 2014
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Equity securities	$86	$86	$—	$92	$92	$—
Mutual funds	591	591	—	696	696	—
U.S. Government securities	113	—	113	136	—	136
Other securities	151	—	151	153	—	153
Derivatives	38	—	38	27	—	27
Liabilities
Derivatives	34	—	34	18	—	18

Substantially all assets measured at fair value, other than derivatives, represent investments classified as trading securities held in a separate trust to fund certain of our non-qualified deferred compensation plans and are recorded in other noncurrent assets on our Balance Sheets. The fair values of equity securities and mutual funds are determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. The fair values of U.S. Government and other securities are determined using pricing models that use observable inputs (e.g., interest rates and yield curves observable at commonly quoted intervals), bids provided by brokers or dealers or quoted prices of securities with similar characteristics. The fair values of derivative instruments, which consist of foreign currency exchange forward and interest rate swap contracts, primarily are determined based on the present value of future cash flows using

Lockheed Martin Corporation

Notes to Unaudited Consolidated Financial Statements

model-derived valuations that use observable inputs such as interest rates, credit spreads and foreign currency exchange rates. We did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the nine months ended September 27, 2015.

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

The aggregate notional amount of our outstanding interest rate swaps at both September 27, 2015 and December 31, 2014 was $1.3 billion. The aggregate notional amount of our outstanding foreign currency hedges at September 27, 2015 and December 31, 2014 was $1.4 billion and $804 million. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters and nine months ended September 27, 2015 and September 28, 2014. Substantially all of our derivatives are designated for hedge accounting.

In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $9.7 billion and $7.9 billion at September 27, 2015 and December 31, 2014 and the outstanding principal amount was $9.3 billion and $7.0 billion at September 27, 2015 and December 31, 2014, excluding unamortized discounts of $881 million and $872 million. The estimated fair values of our outstanding debt were determined based on quoted prices for similar instruments in active markets (Level 2).

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

Lockheed Martin Corporation

Notes to Unaudited Consolidated Financial Statements

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

Comparability of our segment sales, operating profit and operating margins may be impacted favorably or unfavorably by changes in profit booking rates on our contracts accounted for using the percentage-of-completion method of accounting. Increases in the profit booking rates, typically referred to as risk retirements, usually relate to revisions in the estimated total costs that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate resulting in an increase in the estimated total costs to complete and a reduction in the profit booking rate. Increases or decreases in profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Segment operating profit and margins may also be impacted favorably or unfavorably by other items. Favorable items may include the positive resolution of contractual matters, cost recoveries on restructuring charges, insurance recoveries and gains on sales of assets. Unfavorable items may include the adverse resolution of contractual matters; restructuring charges, except for significant severance actions which are excluded from segment operating results; reserves for disputes; asset impairments; and losses on sales of assets. Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit by $435 million and $1.5 billion for the quarter and nine months ended September 27, 2015 and $400 million and $1.4 billion for the quarter and nine months ended September 28, 2014. These adjustments increased net earnings by $285 million ($0.91 per share) and $960 million ($3.03 per share) for the quarter and nine months ended September 27, 2015 and $260 million ($0.81 per share) and $885 million ($2.74 per share) for the quarter and nine months ended September 28, 2014.

Restructuring Charges

Third Quarter 2015 Action

  During the quarter ended September 27, 2015, we recorded severance charges totaling $35 million related to our IS&GS business segment, which reduced our net earnings by $24 million ($0.08 per share). These severance actions resulted from a review of future workload projections and to reduce our overhead costs in order to improve the affordability of our products and services. The charges consisted of severance costs associated with the planned elimination of certain positions through either voluntary or involuntary actions. Upon separation, terminated employees will receive lump-sum severance payments primarily based on years of service, the majority of which are expected to be paid by mid-2016.

Fourth Quarter 2013 Action

In November 2013, we committed to a plan to close and consolidate certain facilities and reduce our total workforce by approximately 4,000 positions within our IS&GS, MST and Space Systems business segments. As of September 27, 2015, we have paid approximately $146 million of the total expected $171 million severance payments associated with this action, of which $39 million was paid during the nine months ended September 27, 2015.

In connection with our plan to consolidate facilities, during the quarter ended June 28, 2015, we sold two properties in California and received aggregate cash proceeds of approximately $70 million. Gains related to the sale of these facilities have been deferred and will be recognized in future periods once our continuing involvement associated with the properties has been completed, which we expect to occur in late 2016.

We continue to incur accelerated costs (e.g., accelerated depreciation expense related to long-lived assets at the sites to be closed) and incremental costs (e.g., relocation of equipment and other employee related costs), which we expect to total approximately $15 million, $50 million and $190 million at our IS&GS, MST and Space Systems business segments by the completion of the plan. As of September 27, 2015, we have incurred total accelerated and incremental costs of $204 million, inclusive of amounts incurred during the nine months ended September 27, 2015. The accelerated and incremental costs are recorded as incurred in cost of sales on our Statements of Earnings and included in the respective business segment’s results of operations.

Lockheed Martin Corporation

Notes to Unaudited Consolidated Financial Statements

The remaining payments associated with the severance and incremental costs are expected to be substantially completed by the end of 2015. We expect to recover a substantial amount of the restructuring charges through the pricing of our products and services to the U.S. Government and other customers, with the impact included in the respective business segment’s results of operations.

Income Taxes

Our effective income tax rates were 30.9% and 30.8% for the quarter and nine months ended September 27, 2015 and 32.3% for both the quarter and nine months ended September 28, 2014. The rates for all periods benefited from tax deductions for U.S. manufacturing activities and for dividends paid to our defined contribution benefit plans with an employee stock ownership plan feature. The effective tax rate for the nine months ended September 27, 2015 was lower than the prior year period primarily due to tax reserve adjustments recorded in the quarter ended June 29, 2014. The effective rates during all periods did not include a benefit from the U.S. research and development tax credit because the credit had expired.

We made net income tax payments of approximately $1.2 billion and $1.0 billion during the nine months ended September 27, 2015 and September 28, 2014. The 2014 payments are net of $200 million in tax refunds primarily attributable to our tax-deductible pension contributions made during the quarter ended December 31, 2013.

Stockholders’ Equity

Repurchases of Common Stock

During the nine months ended September 27, 2015, we repurchased 12.0 million shares of our common stock for $2.4 billion. On September 24, 2015, we increased our share repurchase program by $3.0 billion. Inclusive of this increase, the total remaining authorization for future common share repurchases under our program was $4.3 billion as of September 27, 2015. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.

Dividends

We declared cash dividends totaling $507 million ($1.65 per share) and $1.9 billion ($6.15 per share) during the quarter and nine months ended September 27, 2015. Dividends declared in the quarter ended September 27, 2015 represent our 2015 fourth quarter dividend payment of $1.65 per share, an increase of 10% over our 2015 third quarter dividend payment of $1.50 per share, which we declared in the second quarter of 2015. We declared cash dividends totaling $479 million ($1.50 per share) and $1.8 billion ($5.49 per share) during the quarter and nine months ended September 28, 2014. The 2014 dividend amounts include the declaration of our 2014 fourth quarter dividend of $1.50 per share, which totaled $479 million.

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

Lockheed Martin Corporation

Notes to Unaudited Consolidated Financial Statements

Accumulated Other Comprehensive Loss

Changes in the balance of accumulated other comprehensive loss (AOCL), net of tax, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL
Balance at December 31, 2014	$(11,813)	$(57)	$(11,870)
Other comprehensive loss before reclassifications	—	(88)	(88)
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	831	—	831
Amortization of net prior service credits (a)	(194)	—	(194)
Total reclassified from AOCL	637	—	637
Total other comprehensive income (loss)	637	(88)	549
Balance at September 27, 2015	$(11,176)	$(145)	$(11,321)

Balance at December 31, 2013	$(9,649)	$48	$(9,601)
Other comprehensive loss (income) before reclassifications
Net actuarial losses (b)	(3,778)	—	(3,778)
Prior service credits (b)	3,043	—	3,043
Other	—	(48)	(48)
Total other comprehensive (loss) income before reclassifications	(735)	(48)	(783)
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	556	—	556
Amortization of net prior service credits (a)	(36)	—	(36)
Total reclassified from AOCL	520	—	520
Total other comprehensive loss	(215)	(48)	(263)
Balance at September 28, 2014	$(9,864)	$—	$(9,864)

(a)	Reclassifications from AOCL related to our postretirement benefit plans were recorded as a component of net periodic benefit cost for each period presented (Note 6). These amounts include $212 million and $186 million for the quarters ended September 27, 2015 and September 28, 2014, which are comprised of the recognition of net actuarial losses of $277 million and $250 million for the quarters ended September 27, 2015 and September 28, 2014 and the amortization of net prior service (credits) costs of $(65) million and $(64) million for the quarters ended September 27, 2015 and September 28, 2014.
(b)	Changes in AOCL before reclassifications in 2014 related to our postretirement benefit plans include net actuarial losses from the re-measurement of substantially all our defined benefit pension plans in June 2014 and prior service credits from the June 2014 plan amendments to freeze future retirement benefits in certain of our qualified and non-qualified defined benefit pension plans for non-union employees.

Long-term Debt

  At September 27, 2015, we had a $1.5 billion revolving credit facility with various banks, which was scheduled to expire in August 2019. There were no borrowings outstanding under the credit facility through September 27, 2015 and we were in compliance with all covenants contained in the credit facility and other debt agreements.

  On October 9, 2015, we entered into a new $2.5 billion revolving credit facility (the 5-year Facility) with various banks and concurrently terminated our existing $1.5 billion revolving credit facility described in the preceding paragraph. The 5-year Facility, which expires on October 9, 2020, is available for general corporate purposes. The undrawn portion of the 5-year Facility is also available to serve as a backup facility for the issuance of commercial paper. We may request and the banks may grant, at their discretion, an increase in the borrowing capacity under the 5-year Facility of up to an additional $500 million.

  As part of our pending acquisition of Sikorsky, on October 9, 2015, we also entered into a 364-day revolving credit facility (the 364-day Facility and together with the 5-year Facility the Facilities) with various banks that provides $7.0 billion of funding for general corporate purposes, including the acquisition of Sikorsky. Funding under the 364-day Facility for the Sikorsky acquisition

Lockheed Martin Corporation

Notes to Unaudited Consolidated Financial Statements

would occur substantially concurrently with the consummation of the acquisition. Although the 364-day Facility matures on October 7, 2016, we have the option to cause outstanding loans to continue as one-year term loans. We plan to repay borrowings under the 364-day Facility with proceeds from future long-term debt issuances. We expect to fund the purchase price for Sikorsky in excess of any borrowings under the 364-day Facility through issuances of commercial paper supported by the 5-year Facility or with cash on hand.

  Borrowings under the Facilities bear interest at rates based, at our option, on a Eurodollar Rate or a Base Rate, as defined in the Facilities agreements. Each bank’s obligation to make loans under the Facilities is subject to, among other things, our compliance with various representations, warranties, and covenants, including covenants limiting our ability and certain of our subsidiaries’ ability to encumber assets and a covenant not to exceed a maximum leverage ratio, as defined in the Facilities agreements. Subject to certain exceptions, net cash proceeds arising from certain equity or debt issuances will result in the mandatory reduction of the total borrowing capacity and mandatory repayment of any loans outstanding under the 364-day Facility.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard that will change the way we recognize revenue and significantly expand the disclosure requirements for revenue arrangements. On July 9, 2015, the FASB approved a one-year deferral of the effective date of the standard to 2018 for public companies, with an option that would permit companies to early adopt the standard in 2017. Early adoption prior to 2017 is not permitted. The new standard may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained earnings at the effective date for existing contracts with remaining performance obligations. In addition, the FASB is contemplating making additional changes to certain elements of the new standard. We are currently evaluating the methods of adoption allowed by the new standard and the effect the standard is expected to have on our consolidated financial statements and related disclosures. As the new standard will supersede substantially all existing revenue guidance affecting us under GAAP, it could impact revenue and cost recognition on thousands of contracts across all our business segments, in addition to our business processes and our information technology systems. As a result, our evaluation of the effect of the new standard will extend over future periods.

Review Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm

Board of Directors

Lockheed Martin Corporation

We have reviewed the consolidated balance sheet of Lockheed Martin Corporation as of September 27, 2015, and the related consolidated statements of earnings and comprehensive income for the quarters and nine months ended September 27, 2015 and September 28, 2014, and the consolidated statements of cash flows and stockholders’ equity for the nine months ended September 27, 2015 and September 28, 2014. These financial statements are the responsibility of the Corporation’s management.

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
October 22, 2015

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

We expect our 2016 net sales will be comparable with 2015 and that total business segment operating margin will be in the 11.0% to 11.5% range. We also expect our 2016 cash from operations will be comparable with 2015. Our preliminary outlook for 2016 does not reflect any impacts from the ongoing strategic review of our government information technology (government IT) infrastructure services and technical services businesses or our pending acquisition of Sikorsky Aircraft Corporation (Sikorsky). Our outlook for 2016 will be updated at the conclusion of our strategic review and when the acquisition of Sikorsky closes. In addition, the preliminary outlook assumes the U.S. Government continues to support and fund our key programs, consistent with the continuing resolution funding measure through December 11, 2015, and Congress approves budget legislation for government fiscal year (GFY) 2016 soon. Changes in circumstances may require us to revise our assumptions, which could materially change our current estimate of 2016 net sales, operating margin and cash flows.

The following discussion is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and with our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K).

Strategic Actions

Acquisition of Sikorsky Aircraft Corporation

On July 20, 2015, we announced that we entered into a definitive agreement to acquire Sikorsky, a global company primarily engaged in the design, manufacture and support of military and commercial helicopters, for $9.0 billion of cash, subject to certain adjustments. We expect to fund the acquisition with new debt issuances, commercial paper and cash on hand. We and United Technologies Corporation have agreed to make a joint election under Section 338(h)(10) of the Internal Revenue Code, which treats the transaction as an asset purchase for tax purposes. This election generates a cash tax benefit with an estimated net present value of $1.9 billion for Lockheed Martin and its shareholders. A majority of the required regulatory reviews have been completed, including in the European Union and the U.S. The transaction remains subject to other regulatory approvals and customary closing conditions, and is expected to close in the fourth quarter of 2015. Once the acquisition is complete, we plan to align Sikorsky under our Mission Systems and Training (MST) business segment. Our financial results will not include Sikorsky’s results until the acquisition is closed.

Strategic Review of Government IT Infrastructure Services and Technical Services Businesses

On July 20, 2015, we announced that we are conducting a strategic review of our government IT infrastructure services business within our Information Systems & Global Solutions (IS&GS) business segment and our technical services business within our Missiles and Fire Control (MFC) business segment, which we expect to complete in 2015. The programs being reviewed represent approximately $5.5 billion in estimated 2015 annual sales and approximately 16,500 employees.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

We expect the strategic review to result in a spin-off to our shareholders, a Reverse Morris Trust transaction, or a sale of these businesses. The IS&GS programs that are not included in the strategic review are mostly focused on defense and intelligence customers and will be realigned into our other business segments after completing the review. While we perform our strategic review, we will maintain the current operating and reporting structure and will continue to report the financial results of the government IT infrastructure services and technical services businesses in our continuing operations.

INDUSTRY CONSIDERATIONS

U.S. Government Funding Constraints

The following is an update of events related to our industry and business environment since the filing of our 2014 Form 10-K.

In February 2015, the President released a budget proposal for government fiscal year (GFY) 2016 (a U.S. Government fiscal year starts on October 1 and ends on September 30), which includes $585 billion in discretionary funding for the Department of Defense (DoD). The proposed funding level for the DoD includes a base budget of $534 billion, about $35 billion above the spending limits established under the Budget Control Act of 2011 (Budget Control Act) described below, and an additional $51 billion for Overseas Contingency Operations (OCO) spending, which is not subject to the spending limits established by the Budget Control Act.

In May 2015, both houses of Congress passed nonbinding budget resolutions that set overall defense spending levels for GFY 2016 at amounts consistent with total defense spending levels in the President’s budget proposal for GFY 2016. The budget resolutions achieve the total defense spending level by including a base budget for the DoD that is within the spending limits established under the Budget Control Act while increasing funding for OCO spending. However, Congress has not yet enacted an appropriations bill for GFY 2016. Therefore, on September 30, 2015 the U.S. Government passed a continuing resolution funding measure to finance all U.S. Government activities through December 11, 2015. Under this continuing resolution, partial-year funding is available at prior year levels, subject to certain restrictions, but new spending initiatives are not authorized. During periods covered by continuing resolutions, or until the regular appropriation bills are passed, we may experience delays in the procurement of our products and services and collection of payment due to lack of funding, and such delays may affect our results of operations, financial position, and cash flows.

As noted above, the Budget Control Act established limits on discretionary spending, which provided for reductions to planned defense spending of $487 billion over a 10-year period that began with GFY 2012. The Budget Control Act also provided for additional automatic spending reductions, known as sequestration, which would have reduced planned defense spending by an additional $500 billion over a nine-year period that began in GFY 2013. In December 2013, Congress passed the Bipartisan Budget Act, which increased the limits on discretionary spending for GFY 2014 and GFY 2015. However, it retained sequestration cuts for GFYs 2016 through 2021, including the across-the-board spending reduction methodology provided for in the Budget Control Act. As a result, there remains uncertainty regarding how, or if, sequestration cuts will be applied as we enter GFY 2016 and beyond.

The President and both houses of Congress have proposed budget plans for GFY 2016 that are broadly divergent in how they would be implemented but set overall defense spending limits at amounts higher than current spending levels. In the coming months, Congress will need to pass a full year appropriations measure for GFY 2016 or a new continuing resolution funding measure in order to keep the U.S. Government operating beyond December 11, 2015, or it will have to suspend operations.

In addition to the GFY 2016 budget, the U.S. Government continues to face debt levels approaching the debt ceiling limit. The Temporary Debt Limit Extension Act suspended the limit on the maximum amount of debt that the Department of Treasury can issue to the public and other agencies (commonly known as the debt ceiling) through March 15, 2015.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

On March 16, 2015, the outstanding debt of the U.S. reached the debt ceiling. To avoid exceeding the debt ceiling, the Department of Treasury began employing measures to finance the U.S. Government. It is expected that in late 2015 the U.S. Government will exhaust these available measures and Congress will need to raise this debt limit in order for the U.S. Government to continue borrowing money. Should the Administration and Congress fail to adopt legislation that raises the debt limit, the U.S Government may not be able to pay for expenditures or fulfill its funding obligation. It is not clear how the U.S. Department of Treasury or individual agencies would prioritize which obligations would be honored and which would be deferred. In such an event, there could be significant disruption to all discretionary programs. Although we believe that key defense, intelligence and homeland security programs would receive priority, the effect on individual programs or Lockheed Martin cannot be predicted at this time.

The GFY 2016 budget and the debt ceiling will require negotiated agreements to avoid a government shutdown. In the context of these negotiations, it is possible that existing sequestration cuts to government programs could be kept in place, replaced with different spending cuts, and/or replaced with a package of broader reforms to reduce the federal deficit over the long term through changes in tax policy and entitlement programs.

Cyber Security

In late May 2015, the U.S. Office of Personnel Management (OPM) discovered an incident affecting background investigation records of current, former, and prospective Federal employees and contractors as a result of ongoing efforts to secure its systems. Subsequently, on July 9, 2015 OPM announced that the background investigation records of 21.5 million current, former and prospective Federal employees and contractors had been compromised. Many of our current and former employees were the subjects of background investigations in connection with former government service or as part of the screening process for a security clearance. We are currently assessing the impact of this cyber-security incident but do not yet know the impact, if any, on Lockheed Martin or our current and former employees.

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

	Quarters Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net sales	$11,461	$11,114	$33,215	$33,070
Cost of sales	(10,205)	(9,839)	(29,325)	(29,083)
Gross profit	1,256	1,275	3,890	3,987
Other income, net	98	117	265	263
Operating profit	1,354	1,392	4,155	4,250
Interest expense	(104)	(82)	(301)	(253)
Other non-operating income, net	1	1	6	3
Earnings before income taxes	1,251	1,311	3,860	4,000
Income tax expense	(386)	(423)	(1,188)	(1,290)
Net earnings	865	888	2,672	2,710
Diluted earnings per common share	$2.77	$2.76	$8.45	$8.39

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

Net Sales

We generate sales from the delivery of products and services to our customers. Product sales are predominantly generated in our Aeronautics, MFC, MST and Space Systems business segments and most of our service sales are generated in our Aeronautics, IS&GS and MFC business segments. Our consolidated net sales were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Products	$ 8,810	$ 8,602	$ 25,820	$ 25,992
Services	2,651	2,512	7,395	7,078
Total net sales	$ 11,461	$ 11,114	$ 33,215	$ 33,070

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

Product Sales

Our product sales represented about 80% of our net sales for both the quarters ended September 27, 2015 and September 28, 2014. Product sales increased $208 million, or 2%, during the quarter ended September 27, 2015, compared to the quarter ended September 28, 2014. Higher product sales of approximately $175 million at Aeronautics, about $80 million at MST and approximately $45 million at MFC were partially offset by decreased product sales of about $60 million at IS&GS. The increase at Aeronautics was primarily attributable to increased volume on F-35 production contracts. The increase at MST was primarily driven by the start of new programs (primarily Space Fence). The increase at MFC was primarily due to higher deliveries for various fire control programs (primarily LANTIRN® and Sniper®) and increased deliveries on various tactical missiles programs (primarily Hellfire). The decrease in product sales at IS&GS was primarily driven by lower volume across various programs.

Our product sales represented about 80% of our net sales for both the nine months ended September 27, 2015 and September 28, 2014. Product sales decreased $172 million, or 1%, during the nine months ended September 27, 2015, compared to the nine months ended September 28, 2014. Lower product sales of about $325 million at MFC and approximately $120 million at IS&GS were partially offset by increased product sales of about $175 million at MST and approximately $80 million at Space Systems. The decrease at MFC was primarily due to fewer deliveries for various air and missile defense programs (primarily PAC-3) and fewer deliveries for various tactical missile programs (primarily Guided Multiple Launch Rocket System (GMLRS) and Hellfire). The decrease at IS&GS and increase at MST were attributable to items which impacted product sales for the quarter ended September 27, 2015 as mentioned above. The increase in product sales at Space Systems was primarily due to higher volume for the Orion program.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Service Sales

Our service sales represent approximately 20% of our net sales for both the quarters ended September 27, 2015 and September 28, 2014. Service sales increased $139 million, or 6%, during the quarter ended September 27, 2015 compared to the quarter ended September 28, 2014. Higher service sales of about $205 million at Aeronautics were partially offset by decreased service sales of about $70 million at Space Systems. The increase at Aeronautics was driven by increased sustainment activities on the F-35 program. The decline in service sales at Space Systems was driven by commercial space transportation programs due to a decrease in launch-related activities.

Our service sales represent approximately 20% of our net sales for both the nine months ended September 27, 2015 and September 28, 2014. Our service sales increased $317 million, or 4%, during the nine months ended September 27, 2015, compared to the nine months ended September 28, 2014. Higher service sales of about $380 million at Aeronautics and approximately $95 million at Space Systems were partially offset by decreased service sales of about $125 million at MFC. The increase at Aeronautics was driven by increased sustainment activities on the F-35 program. The increase at Space Systems was due to the impact of businesses acquired in the third quarter of 2014. The decrease at MFC was due to lower volume on various technical services programs.

Cost of Sales

Cost of sales for both products and services consist of materials, labor, subcontracting costs, an allocation of indirect costs (overhead and general and administrative), as well as the costs to fulfill our industrial cooperation agreements, sometimes referred to as offset agreements, required under certain contracts with international customers. For each of our contracts, we monitor the nature and amount of costs at the contract level, which form the basis for estimating our total costs to complete the contract. Our consolidated cost of sales were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Cost of sales - products	$ (7,869)	$ (7,659)	$ (22,922)	$ (22,928)
% of product sales	89.3%	89.0%	88.8%	88.2%
Cost of sales - services	(2,326)	(2,228)	(6,493)	(6,241)
% of service sales	87.7%	88.7%	87.8%	88.2%
Severance charges	(35)	-	(35)	-
Other unallocated, net	25	48	125	86
Total cost of sales	$ (10,205)	$ (9,839)	$ (29,235)	$ (29,083)

The following discussion of material changes in our consolidated cost of sales for products and services should be read in tandem with the preceding discussion of changes in our consolidated net sales and our business segment results of operations.

Product Costs

Product costs increased $210 million, or 3%, during the quarter ended September 27, 2015, compared to the quarter ended September 28, 2014. Product costs increased approximately $150 million at Aeronautics, about $75 million at MST, approximately $55 million at MFC, partially offset by lower product costs of about $50 million at IS&GS. The increase at Aeronautics was primarily attributable to increased volume on F-35 production contracts. The increase at MST was primarily driven by the start of new programs (primarily Space Fence). The increase at MFC was primarily due to higher deliveries for various fire control programs (primarily LANTIRN® and Sniper®) and increased deliveries on various tactical missiles programs (primarily Hellfire). The decrease in product costs at IS&GS was primarily driven by lower volume across various programs.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Product costs for the nine months ended September 27, 2015 were comparable to the nine months ended September 28, 2014. Lower product costs of about $195 million at MFC were mostly offset by higher product costs of about $135 million at MST and approximately $80 million at Aeronautics. The decrease at MFC was primarily driven by fewer deliveries for various air and missile defense programs (primarily PAC-3) and decreased risk retirements for tactical missile programs (primarily Hellfire) and decreased deliveries (primarily GMLRS). The increase at MST was primarily driven by the start of new programs (primarily Space Fence). The increase at Aeronautics was primarily attributable to increased volume on F-35 production contracts. The 0.6 % increase in product costs as a percentage of product sales for the nine months ended September 27, 2015 compared to the nine months ended September 28, 2014 was primarily due to changes in contract mix related to the items impacting product costs at MFC and Aeronautics as mentioned above.

Service Costs

Service costs increased $98 million, or 4%, during the quarter ended September 27, 2015 as compared to the quarter ended September 28, 2014. The increase was primarily due to higher service costs of about $170 million at Aeronautics partially offset by decreased service costs at Space Systems of about $50 million. The increase at Aeronautics was primarily attributable to increased volume and sustainment activities on the F-35 program. The decline in service costs at Space Systems was primarily driven by commercial space transportation programs due to a decrease in launch-related activities. The 1% decline in service costs as a percentage of service sales for the quarter ended September 27, 2015 compared to the quarter ended September 28, 2014 was due to higher operating profit margin due to items impacting MST, including increased risk retirements (primarily MH-60 sustainment programs).

Service costs increased $252 million, or 4%, during the nine months ended September 27, 2015, compared to the nine months ended September 28, 2014. The increase was primarily attributable to higher service costs of about $315 million at Aeronautics and about $120 million at Space Systems partially offset by decreased service costs of about $160 million at MFC. The increase at Aeronautics was driven by increased sustainment activities on the F-35 program. The increase at Space Systems was due to the impact of businesses acquired in the third quarter of 2014. The decrease at MFC was due to lower volume on various technical services programs.

Severance Charges

During the quarter ended September 27, 2015, we recorded severance charges totaling $35 million related to our IS&GS business segment, which reduced our net earnings by $24 million ($0.08 per share). These severance actions resulted from a review of future workload projections and to reduce our overhead costs in order to improve the affordability of our products and services. The charges consisted of severance costs associated with the planned elimination of certain positions through either voluntary or involuntary actions. Upon separation, terminated employees will receive lump-sum severance payments primarily based on years of service, the majority of which are expected to be paid by mid-2016.

Other Unallocated, Net

Other unallocated, net primarily includes the FAS/CAS pension adjustment described in the Business Segment Results of Operations section below, stock-based compensation and other corporate costs. These items are not allocated to the business segments and, therefore, are excluded from the cost of sales for products and services. Other unallocated, net was $25 million and $125 million of income for the quarter and nine months ended September 27, 2015 compared to $48 million and $86 million of income for the quarter and nine months ended September 28, 2014.

The decrease for the quarter ended September 27, 2015 was primarily attributable to increases in various other corporate costs that are not allocated to the business segments. The increase for the nine month period ended September 27, 2015 was primarily attributable to the increase in the FAS/CAS pension adjustment, partially offset by increases in various other corporate costs. The change in the FAS/CAS pension adjustment was primarily attributable to incrementally higher CAS costs in 2015 as a result of phasing in CAS Harmonization rules as disclosed in our 2014 Form 10-K.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Other Income, Net

Other income, net primarily includes our share of earnings or losses from equity method investees. For the quarter and nine months ended September 27, 2015, other income, net was $98 million and $265 million, compared to $117 million and $263 million for the quarter and nine months ended September 28, 2014. The changes for the third quarter were primarily attributable to fluctuations in our share of earnings from equity method investees, as discussed in the “Business Segment Results of Operations” section below.

Interest Expense

Interest expense for the quarter and nine months ended September 27, 2015 was $104 million and $301 million compared to $82 million and $253 million for the quarter and nine months ended September 28, 2014. The increase in both periods was primarily due to increased interest expense from the issuance of $2.25 billion of long-term debt in the quarter ended March 29, 2015.

Other Non-Operating Income, Net

Other non-operating income, net for the quarter and nine months ended September 27, 2015 was comparable to the respective prior periods.

Income Tax Expense

Our effective income tax rates were 30.9% and 30.8% for the quarter and nine months ended September 27, 2015 and 32.3% for both the quarter and nine months ended September 28, 2014. The rates for all periods benefited from tax deductions for U.S. manufacturing activities and for dividends paid to our defined contribution benefit plans with an employee stock ownership plan feature. The effective tax rate for the nine months ended September 27, 2015 was lower than the prior year period primarily due to tax reserve adjustments recorded in the quarter ended June 29, 2014. The effective rates during all periods do not include a benefit from the U.S. research and development tax credit because the credit had expired.

Net Earnings

Net earnings for the quarter and nine months ended September 27, 2015 were $865 million ($2.77 per share) and $2.7 billion ($8.45 per share) compared to $888 million ($2.76 per share) and $2.7 billion ($8.39 per share) for the quarter and nine months ended September 28, 2014. Both net earnings and earnings per share were affected by the factors mentioned above. Earnings per share also benefited from the net decrease of common shares outstanding from September 28, 2014.

BUSINESS SEGMENT RESULTS OF OPERATIONS

We currently operate in five business segments: Aeronautics, IS&GS, MFC, MST and Space Systems. We organize our business segments based on the nature of the products and services offered. Our segment results do not reflect any impacts from the ongoing strategic review or the pending acquisition of Sikorsky.

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

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net sales
Aeronautics	$ 3,921	$ 3,544	$ 11,186	$ 10,785
Information Systems & Global Solutions	1,870	1,949	5,637	5,800
Missiles and Fire Control	1,938	1,908	5,218	5,666
Mission Systems and Training	1,802	1,679	5,261	5,078
Space Systems	1,930	2,034	5,913	5,741
Total net sales	$ 11,461	$ 11,114	$ 33,215	$ 33,070

Operating profit
Aeronautics	$ 418	$ 362	$ 1,233	$ 1,208
Information Systems & Global Solutions	163	175	459	524
Missiles and Fire Control	336	335	931	1,038
Mission Systems and Training	220	193	673	628
Space Systems	232	281	779	783
Total business segment operating profit	1,369	1,346	4,075	4,181
Unallocated, net
FAS/CAS pension adjustment
FAS pension expense	(284)	(258)	(852)	(885)
Less: CAS pension cost	403	342	1,210	1,140
FAS/CAS pension income (expense)	119	84	358	255
Stock-based compensation	(29)	(31)	(118)	(128)
Severance charges (a)	(35)	—	(35)	—
Other, net	(70)	(7)	(125)	(58)
Total unallocated, net	(15)	46	80	69
Total consolidated operating profit	$ 1,354	$ 1,392	$ 4,155	$ 4,250

(a)	Severance charges for 2015 consist of amounts associated with the planned elimination of certain positions at our IS&GS business segment (Note 9, under the caption “Restructuring Charges”). Severance charges for initiatives that are not significant are included in business segment operating profit.

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, net of state income taxes, increased segment operating profit by approximately $435 million and $1.5 billion for the quarter and nine months ended September 27, 2015 and $400 million and $1.4 billion for the quarter and nine months ended September 28, 2014. The consolidated net adjustments for the nine months ended September 27, 2015 include lower operating profit for performance matters on an international program at IS&GS, as mentioned in our business segment results of operations below. The consolidated net adjustments for the nine months ended September 28, 2014 include reserves recorded on certain training and logistics solutions programs at MST and warranty reserve adjustments for various programs (including JASSM) at MFC as mentioned in the respective business segment’s results of operations.

Aeronautics

Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net sales	$3,921	$3,544	$11,186	$10,785
Operating profit	418	362	1,233	1,208
Operating margins	10.7%	10.2%	11.0%	11.2%

Aeronautics’ net sales for the quarter ended September 27, 2015 increased $377 million, or 11%, compared to the quarter ended September 28, 2014. The increase was attributable to higher net sales of approximately $500 million for F-35 contracts due to increased volume on aircraft production and sustainment activities. These increases were partially offset by lower net sales of approximately $140 million due to decreased volume on various other programs. Net sales for F-35 development contracts were comparable.

Aeronautics’ operating profit for the quarter ended September 27, 2015 increased $56 million, or 15%, compared to the quarter ended September 28, 2014. Operating profit increased by approximately $85 million for F-35 production contracts attributable to higher volume and risk retirements; and about $25 million for the C-5 program due improved program performance. This increase was partially offset by lower operating profit of approximately $30 million for the F-22 program due to decreased risk retirements; and about $15 million related to the write-off of fixed assets resulting from the consolidation of the Commercial Engine Solutions (CES) operations. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were $35 million higher for the quarter ended September 27, 2015 compared to the quarter ended September 28, 2014.

Aeronautics’ net sales for the nine months ended September 27, 2015 increased $401 million, or 4%, compared to the nine months ended September 28, 2014. The increase was attributable to higher net sales of approximately $955 million for F-35 contracts due to increased volume on aircraft production and sustainment activities. The increases were partially offset by lower net sales of approximately $240 million for the C-130 program due to fewer aircraft deliveries (14 aircraft delivered during the nine months ended September 27, 2015 compared to 16 during the nine months ended September 28, 2014), lower sustainment activities and aircraft contract mix; about $185 million attributable to lower volume on various other programs; and approximately $140 million for the F-22 program due to decreased sustainment activities. Net sales for F-35 development were comparable.

Aeronautics’ operating profit for the nine months ended September 27, 2015 increased $25 million, or 2%, compared to the nine months ended September 28, 2014. Operating profit increased by approximately $140 million for F-35 production contracts due to increased volume and risk retirements; and about $40 million for the C-5 program due to improved program performance. These increases were partially offset by lower operating profit of approximately $50 million for the F-22 program due to decreased risk retirements; about $50 million for the C-130 program due to lower aircraft deliveries and lower risk retirements; approximately $35 million attributable to lower volume on various other

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

programs; and about $15 million related to the write-off of fixed assets resulting from the consolidation of the CES operations. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were $70 million higher for the nine months ended September 27, 2015 compared to the nine months ended September 28, 2014.

We expect Aeronautics’ 2015 net sales to be comparable or slightly ahead of 2014, primarily due to an increase in F-35 production and sustainment volume and additional C-5 aircraft deliveries, partially offset by a decline in F-16 deliveries as well as a decline in F-35 System Development and Demonstration activity. Operating profit is also expected to be comparable to 2014, with higher F-35 production risk retirements and sustainment volume being offset by lower sustainment activities on F-16, F-22, and C-130 aircraft. We are projecting slightly lower operating margin between years.

Information Systems & Global Solutions

Summary operating results for our IS&GS business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net sales	$1,870	$1,949	$5,637	$5,800
Operating profit	163	175	459	524
Operating margins	8.7%	9.0%	8.1%	9.0%

IS&GS’ net sales for the quarter ended September 27, 2015 decreased $79 million, or 4%, compared to the quarter ended September 28, 2014. The decrease was attributable to lower net sales of approximately $190 million driven by the impact of in-theater force reductions (including Persistent Threat Detection System), lower volume on certain government IT support service programs, and increased competition coupled with the fragmentation of existing large contracts into multiple smaller contracts that are awarded primarily on the basis of price when re-competed (including CMS-CITIC). The decreases were partially offset by higher net sales of approximately $60 million for a business acquired during 2014; and about $50 million due to increased volume on recently awarded programs.

IS&GS’ operating profit for the quarter ended September 27, 2015 decreased $12 million, or 7%, compared to the quarter ended September 28, 2014. The decrease was primarily attributable to the activities mentioned above for net sales. Adjustments not related to volume, including net profit booking rate adjustments and other matters, for the quarter ended September 27, 2015 were comparable to the quarter ended September 28, 2014.

IS&GS’ net sales for the nine months ended September 27, 2015 decreased $163 million, or 3%, compared to the nine months ended September 28, 2014. The decrease was attributable to lower net sales of approximately $510 million as a result of in-theater force reductions (including Persistent Threat Detection System), lower customer funding levels (primarily command and control programs), and increased competition coupled with the fragmentation of existing large contracts into multiple smaller contracts that are awarded primarily on the basis of price when re-competed (including CMS-CITIC). The decreases were partially offset by higher net sales of approximately $200 million for businesses acquired in the second half of 2014; and about $145 million due to increased volume on recently awarded programs.

IS&GS’ operating profit for the nine months ended September 27, 2015 decreased $65 million, or 12%, compared to the nine months ended September 28, 2014. The decrease was primarily attributable to lower operating profit of approximately $70 million for performance matters on an international program; and additional amortization expense of about $25 million related to intangible assets associated with recently acquired businesses. The decreases were partially offset by higher operating profit of approximately $30 million due to risk retirements on various programs and increased volume on recently awarded programs. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were $35 million lower for the nine months ended September 27, 2015 compared to the nine months ended September 28, 2014.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

We expect IS&GS’ net sales to decline in 2015 in the mid-single digit percentage range as compared to 2014, primarily driven by the continued downturn in federal information technology budgets, an increasingly competitive environment, including the disaggregation of existing contracts, and new contract award delays, partially offset by increased sales resulting from acquisitions that occurred during the prior year. Operating profit is expected to decline in the low double digit percentage range in 2015 primarily driven by volume, performance matters on an international program during the first quarter of the year, and an increase in intangible amortization from 2014 acquisition activity, resulting in 2015 margins that are lower than 2014 results.

Missiles and Fire Control

Summary operating results for our MFC business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net sales	$1,938	$1,908	$5,218	$5,666
Operating profit	336	335	931	1,038
Operating margins	17.3%	17.6%	17.8%	18.3%

MFC’s net sales for the quarter ended September 27, 2015 increased $30 million, or 2%, compared to the quarter ended September 28, 2014. The increase was primarily attributable to higher net sales of approximately $40 million for fire control programs due to increased deliveries (primarily LANTIRN® and Sniper®).

MFC’s operating profit for the quarter ended September 27, 2015 was comparable to the quarter ended September 28, 2014. Operating profit increased by approximately $25 million for various technical services programs due to reserves recorded on certain programs in the third quarter of 2014 that were not repeated in 2015 and improved program performance. These increases were mostly offset by lower operating profit of approximately $25 million for tactical missile programs due to decreased risk retirements (primarily Hellfire) and fewer deliveries (primarily Guided Multiple Launch Rocket System (GMLRS)). Adjustments not related to volume, including net profit booking rate adjustments and other matters, for the quarter ended September 27, 2015 were comparable to the quarter ended September 28, 2014.

MFC’s net sales for the nine months ended September 27, 2015 decreased $448 million, or 8%, compared to the nine months ended September 28, 2014. The decrease was attributable to lower net sales of approximately $280 million for air and missile defense programs due to fewer deliveries (primarily PAC-3); and about $160 million for tactical missile programs due to fewer deliveries (primarily GMLRS, Hellfire, and Joint Air-to-Surface Standoff Missile (JASSM)).

MFC’s operating profit for the nine months ended September 27, 2015 decreased $107 million, or 10%, compared to the nine months ended September 28, 2014. The decrease was attributable to lower operating profit of approximately $75 million for tactical missile programs due to lower risk retirements and fewer deliveries (primarily GMLRS and Hellfire) partially offset by a warranty reserve adjustment recorded during the second quarter of 2014 that was not repeated in 2015 (primarily JASSM); and about $75 million for fire control programs attributable to fewer risk retirements and deliveries (primarily LANTIRN and Sniper). These decreases were partially offset by higher operating profit of approximately $30 million for various technical services programs primarily due to reserves recorded on certain programs in the third quarter of 2014 that were not repeated in 2015 and improved program performance. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $55 million lower for the nine months ended September 27, 2015 compared to the nine months ended September 28, 2014.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

We expect MFC’s net sales to decline in the mid-single digit percentage range in 2015 as compared to 2014, primarily due to a decline in our air and missile defense programs as well as a decline in the services business as a result of the increased competitive environment. Operating profit is expected to decrease in the mid-single digit percentage range, driven by reduced volume and fewer risk retirements in 2015 compared to 2014. Operating profit margin is expected to decline slightly from 2014 levels.

Mission Systems and Training

Summary operating results for our MST business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net sales	$1,802	$1,679	$5,261	$5,078
Operating profit	220	193	673	628
Operating margins	12.2%	11.5%	12.8%	12.4%

MST’s net sales for the quarter ended September 27, 2015 increased $123 million, or 7%, compared to the quarter ended September 28, 2014. Net sales increased by approximately $85 million for integrated warfare systems and sensors programs due to the start of new programs (primarily Space Fence) and higher volume (including radar surveillance programs); and about $65 million for ship and aviation systems programs attributable to higher volume (including MH-60).

MST’s operating profit for the quarter ended September 27, 2015 increased $27 million, or 14%, compared to the quarter ended September 28, 2014. Operating profit increased by approximately $30 million for certain ship and aviation systems programs due to higher risk retirements (primarily MH-60); and about $25 million for integrated warfare systems and sensors programs due to higher risk retirements (primarily Halifax Class Modernization (HCM)) and increased volume. These increases were partially offset by lower operating profit of approximately $25 million due to reserves recorded on certain ship and aviation programs (primarily Littoral Combat Ship (LCS)). Adjustments not related to volume, including net profit booking rate adjustments and other matters, for the quarter ended September 27, 2015 were comparable to the quarter ended September 28, 2014.

MST’s net sales for the nine months ended September 27, 2015 increased $183 million, or 4%, compared to the nine months ended September 28, 2014. Net sales increased by approximately $285 million for integrated warfare systems and sensors programs due to the start of new programs (primarily Space Fence) and higher volume (including Aegis). These increases were partially offset by lower net sales of approximately $130 million for ship and aviation systems programs primarily due to decreased volume (including Merlin Capability Sustainment Program).

MST’s operating profit for the nine months ended September 27, 2015 increased $45 million, or 7%, compared to the nine months ended September 28, 2014. Operating profit increased by approximately $45 million for integrated warfare systems and sensors programs due to increased risk retirements (primarily HCM) and increased volume; and about $35 million for training and logistics solutions programs and various other programs due to reserves recorded during the first nine months of 2014 that were not repeated in 2015. These increases were partially offset by lower operating profit of approximately $35 million for ship and aviation systems programs due primarily to reserves recorded on certain programs (primarily LCS). Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $15 million higher for the nine months ended September 27, 2015 compared to the nine months ended September 28, 2014.

We expect MST’s 2015 net sales to be comparable to 2014 net sales, with increased volume from new program starts, specifically Space Fence and the Combat Rescue and Presidential Helicopter programs; offset by a decline in volume due to the wind-down or completion of certain programs. Operating profit is expected to increase in the low-to mid-single digit percentage range driven by slightly higher risk reductions. Accordingly, margins are expected to be slightly above 2014 levels.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Space Systems

Summary operating results for our Space Systems business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net sales	$1,930	$2,034	$5,913	$5,741
Operating profit	232	281	779	783
Operating margins	12.0%	13.8%	13.2%	13.6%

Space Systems’ net sales for the quarter ended September 27, 2015 decreased $104 million, or 5%, compared to the quarter ended September 28, 2014. The decrease was attributable to lower net sales of approximately $145 million for commercial space transportation programs due to fewer launch-related activities; and about $70 million for various government satellite programs due to decreased volume (primarily Space Based Infrared System (SBIRS)). These decreases were partially offset by higher net sales of approximately $70 million for businesses acquired during the third quarter of 2014; and about $65 million for the Orion program due to increased volume.

Space Systems’ operating profit for the quarter ended September 27, 2015 decreased $49 million, or 17%, compared to the quarter ended September 28, 2014. The decrease was attributable to lower operating profit of approximately $20 million due to decreased equity earnings for joint ventures; and about $10 million for various other programs due to lower risk retirements (including strategic and defensive missile systems). Adjustments not related to volume, including net profit booking rate adjustments and other matters, for the quarter ended September 27, 2015 were comparable to the quarter ended September 28, 2014.

Space Systems’ net sales for the nine months ended September 27, 2015 increased $172 million, or 3%, compared to the nine months ended September 28, 2014. The increase was attributable to higher net sales of approximately $275 million for the Orion program due to increased volume; and about $240 million for businesses acquired during the third quarter of 2014. These increases were partially offset by lower net sales of approximately $145 million for commercial space transportation programs due to fewer launch-related activities; about $130 million for government satellite programs due to decreased volume (primarily Advanced Extremely High Frequency); and about $45 million for various other programs due to lower volume (including strategic and defensive missile systems).

Space Systems’ operating profit for the nine months ended September 27, 2015 was comparable to the nine months ended September 28, 2014. Decreases in operating profit of approximately $55 million due to decreased equity earnings for joint ventures; and about $10 million for various other programs due to lower volume (including strategic and defensive missile systems) were mostly offset by higher operating profit of approximately $60 million for government satellite programs due to increased risk retirements (primarily SBIRS and Mobile User Objective System). Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $115 million higher for the nine months ended September 27, 2015 compared to the nine months ended September 28, 2014.

Total equity earnings recognized by Space Systems (primarily ULA) represented approximately $70 million, or 30%, and approximately $185 million, or 24%, of this business segment’s operating profit for the quarter and nine months ended September 27, 2015, compared to approximately $90 million, or 32%, and $240 million, or 31% for the quarter and nine months ended September 28, 2014.

We expect Space Systems’ net sales to be comparable in 2015 as compared to 2014. Operating profit is expected to decline in the low single digit percentage range, primarily driven by lower equity earnings in 2015 compared to 2014. As a result, operating profit margin is expected to decline between the years.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

FINANCIAL CONDITION

Liquidity and Cash Flows

We have a balanced cash deployment strategy to enhance stockholder value and position ourselves to take advantage of new business opportunities when they arise. Consistent with this strategy, we have continued to invest in our business, including capital expenditures, independent research and development and have made selective business acquisitions, while returning cash to stockholders through dividends and share repurchases, and managing our debt levels, maturities and interest rates.

We have generated strong operating cash flows, which have been the primary source of funding for our operations, capital expenditures, acquisitions, debt service and repayments, dividends, share repurchases and postretirement benefit plan contributions. We have accessed the capital markets as needed or when opportunistic as we did in February 2015 when we issued $2.25 billion of long-term debt. We expect our cash from operations will continue to be sufficient to support our operations and anticipated capital expenditures for the foreseeable future. As mentioned in the “Capital Resources” section below, we have financing resources available to fund potential cash outflows that are less predictable or more discretionary, should they occur. We also have access to credit markets, if needed, for liquidity or general corporate purposes, including, but not limited to, revolving credit facilities or the ability to issue commercial paper, and letters of credit to support customer advance payments and for other trade finance purposes such as guaranteeing our performance on particular contracts.

As mentioned in the “Business Overview” section, on July 20, 2015, we announced that we entered into a definitive agreement to acquire Sikorsky for $9.0 billion of cash, subject to certain adjustments. We expect to fund the acquisition with new debt issuances, commercial paper and cash on hand as discussed in the “Capital Resources” section below. This transaction will not change our previously outlined plan to return cash to shareholders through dividends and stock repurchases, and to reduce our outstanding share count to below 300 million shares by the end of 2017, subject to market conditions and fiduciary obligations permitting.

The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	Nine Months Ended
	September 27, 2015	September 28, 2014
Cash and cash equivalents at beginning of year	$1,446	$2,617

Operating activities
Net earnings	2,672	2,710
Non-cash adjustments	879	854
Changes in working capital	(1,004)	(27)
Other, net	1,190	530
Net cash provided by operating activities	3,737	4,067
Net cash used for investing activities	(411)	(1,064)
Net cash used for financing activities	(1,472)	(2,657)
Net change in cash and cash equivalents	1,854	346

Cash and cash equivalents at end of period	$3,300	$2,963

Operating Activities

Net cash provided by operating activities decreased $330 million for the nine months ended September 27, 2015 compared to the nine months ended September 28, 2014 primarily due to changes in working capital, partially offset by lower pension contributions. The $1.0 billion decrease in cash flows related to working capital (defined as receivables and inventories less accounts payable and customer advances and amounts in excess of costs incurred) was attributable to an increase in receivables due to timing of customer collections (primarily F-35 contracts) as well as timing of production

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

and billing cycles affecting customer advances and progress payments applied to inventories (primarily C-130 program). We made no pension contributions to our qualified defined benefit pension plans during the nine months ended September 27, 2015, compared to $1.0 billion during the nine months ended September 28, 2014.

We may determine to fund customer programs ourselves pending government appropriations and are doing so with increased frequency. If we incur costs in excess of funds obligated on a contract, we may be at risk for reimbursement of the excess costs. In 2014, we received customer authorization and initial customer funding to begin production of C-130J aircraft to be procured under the Multiyear II contract. Similarly, in 2014 and 2015, we received customer authorization and initial funding to begin producing F-35 aircraft to be acquired under low-rate initial production (LRIP) 9 and 10 contracts, respectively. We continue to negotiate these contracts with our customer. Throughout the negotiations process we have incurred costs in excess of funds obligated and have provided notification to our customer that current funding is insufficient to cover the production process. Despite not yet receiving additional funding, we continued work in an effort to meet our customer’s desired aircraft delivery dates. As a result, as of September 27, 2015, we have $2.4 billion in potential cost and termination liability exposure related to the C-130J Multiyear II and F-35 LRIP 9 and 10 contracts. We are currently negotiating final contract terms with our customer and expect to receive additional funding by the end of 2015. Depending on when we receive the additional funding, approximately $750 million of cash we expect to collect in 2015 may be delayed until 2016.

Investing Activities

Net cash used for investing activities was $411 million for the nine months ended September 27, 2015 compared to net cash used for investing activities of $1.1 billion for the nine months ended September 28, 2014. The difference between periods was primarily attributable to $622 million of payments related to the acquisitions of businesses and investments in affiliates during the nine months ended September 28, 2014. In addition, we received cash proceeds of approximately $70 million related to two properties sold in California during the quarter ended June 28, 2015. Capital expenditures totaled $500 million and $456 million for the nine months ended September 27, 2015 and September 28, 2014. The majority of our capital expenditures were for equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.

Financing Activities

Net cash used for financing activities was $1.5 billion for the nine months ended September 27, 2015 compared to $2.7 billion for the nine months ended September 28, 2014. The decrease in cash used for financing activities was primarily due to net proceeds of $2.2 billion received from the issuance of debt in February 2015, partially offset by an increase in cash used for repurchases of our common stock, a lower amount of cash received from the issuance of common stock in connection with employee stock option exercises, and higher dividends payments. On February 20, 2015, we received net proceeds of $2.21 billion for the issuance of $2.25 billion of fixed interest-rate long-term notes. Cash received from the issuance of our common stock in connection with employee stock option exercises during the nine months ended September 27, 2015 and September 28, 2014 totaled $126 million and $278 million. Those exercises resulted in the issuance of 1.6 million and 3.3 million shares of our common stock. We paid $2.4 billion and $1.7 billion to repurchase 12.0 million and 10.3 million shares of our common stock during the nine months ended September 27, 2015 and September 28, 2014. On September 24, 2015, we increased our share repurchase program by $3.0 billion. Inclusive of this increase, the total remaining authorization for future common share repurchases under our program was $4.3 billion as of September 27, 2015.

During the nine months ended September 27, 2015, we paid dividends totaling $1.4 billion, which included our 2015 first, second and third quarter dividends ($1.50 per share each quarter) and dividend-equivalent cash payments associated with the vesting of the January 2012 restricted stock unit grants. During the nine months ended September 28, 2014, we paid dividends totaling $1.3 billion, which included our 2014 first, second and third quarter dividends ($1.33 per share each quarter) and dividend-equivalent cash payments associated with the vesting of the January 2011 restricted stock unit grants.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Capital Resources

At September 27, 2015, we held cash and cash equivalents of $3.3 billion. As of September 27, 2015, approximately $550 million of our cash and cash equivalents was held outside of the U.S. by our international subsidiaries. Although those balances are generally available to fund ordinary business operations without legal or other restrictions, a significant portion is not immediately available to fund U.S. operations unless repatriated. Our intention is to permanently reinvest earnings from our international subsidiaries. While we do not intend to do so, if this cash had been repatriated at September 27, 2015, the amount of additional U.S. federal income tax that would be due after considering international tax credits would not be significant.

At September 27, 2015, we had a $1.5 billion revolving credit facility with various banks, which was scheduled to expire in August 2019. There were no borrowings outstanding under the credit facility through September 27, 2015 and we were in compliance with all covenants contained in the credit facility and other debt agreements.

On October 9, 2015, we entered into a new $2.5 billion revolving credit facility (the 5-year Facility) with various banks and concurrently terminated our existing $1.5 billion revolving credit facility described in the preceding paragraph. The 5-year Facility, which expires on October 9, 2020, is available for general corporate purposes. The undrawn portion of the 5-year Facility is also available to serve as a backup facility for the issuance of commercial paper. We may request and the banks may grant, at their discretion, an increase in the borrowing capacity under the 5-year Facility of up to an additional $500 million.

As part of our pending acquisition of Sikorsky, on October 9, 2015, we also entered into 364-day revolving credit facility (the 364-day Facility and together with the 5-year Facility the Facilities) with various banks that provides $7.0 billion of funding for general corporate purposes, including the acquisition of Sikorsky. Funding under the 364-day Facility for the Sikorsky acquisition would occur substantially concurrently with the consummation of the acquisition. Although the 364-day Facility matures on October 7, 2016, we have the option to cause outstanding loans to continue as one-year term loans. We plan to repay borrowings under the 364-day Facility with proceeds from future long-term debt issuances. We expect to fund the purchase price for Sikorsky in excess of any borrowings under the 364-day Facility through issuances of commercial paper supported by the 5-year Facility or with cash on hand.

We have agreements in place with financial institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding through September 27, 2015. Commercial paper borrowings would be supported by the new 5-year Facility. We also have an effective shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission to provide for the issuance of an indeterminate amount of debt securities.

Our outstanding debt, net of unamortized discounts, amounted to $8.4 billion, which is mainly in the form of publicly-issued notes that bear interest at fixed rates. There were no other material changes during the quarter and nine months ended September 27, 2015 to our contractual commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2014 Form 10-K that were outside the ordinary course of our business.

Our stockholders’ equity was $2.8 billion at September 27, 2015, a decrease of $587 million from December 31, 2014. The decrease was primarily attributable to the repurchase of 12.0 million shares of our common stock for $2.4 billion and dividends declared of $1.9 billion during the nine months ended September 27, 2015. These decreases were partially offset by net earnings of $2.7 billion, the amortization of $637 million in deferred postretirement benefit plan expense, and employee stock activity of $482 million (including the impacts of stock option exercises, ESOP activity and stock-based compensation). As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.

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

The U.S. Government continues to complete various operational tests, including ship trials, mission system evaluations, and weapons testing, with the F-35 aircraft fleet recently surpassing 40,000 flight hours. Progress continues to be made on the production of aircraft. In July 2015, the U.S. Marine Corps declared that the F-35B had reached initial operating capability, which makes it the first variant available for combat. As of September 27, 2015, we have delivered 140 production aircraft to our U.S. and international partners and have 69 production aircraft in backlog, including orders from our international partners.

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

Goodwill

We continue to experience uncertainty in our business environment due to significant fiscal and economic challenges facing the U.S. Government, our primary customer, as well as market pressures. While initiatives such as the Bipartisan Budget Act provided a more measured and strategic approach to addressing the U.S. Government’s fiscal challenges through 2015, budget reductions, including sequestration, remain a long-term concern as the Bipartisan Budget Act retained sequestration cuts for GFYs 2016 through 2021 including the across-the-board spending reduction methodology provided for in the Budget Control Act. As a result, there remains uncertainty regarding how, or if, sequestration cuts will be applied as we enter GFY 2016 and beyond. Generally, our businesses with smaller, short-term contracts are the most susceptible to the impacts of budget reductions, such as our Civil reporting unit within our IS&GS business segment, Technical Services reporting unit within our MFC business segment and certain services businesses within our MST business segment. The Civil reporting unit has been impacted by the continued downturn in certain federal agencies’ information technology budgets and increased re-competition on existing contracts coupled with fragmentation of large contracts into multiple smaller contracts that are awarded primarily on the basis of price.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

The carrying value of our Civil reporting unit included goodwill of $2.0 billion as of September 27, 2015. In our last annual goodwill impairment analysis, which was performed in the fourth quarter of 2014, we estimated that the fair value of our Civil reporting unit exceeded its carrying value by a margin of approximately 15%. Budget reductions, contract cancellations and terminations or market pressures could cause our sales, earnings and cash flows to further decline below our current projections. Similarly, market factors utilized in the impairment analysis, including long-term growth rates, discount rates and market pricing multiples, could negatively impact the fair value of our reporting units. Based on our assessment of these circumstances, we have determined that our Civil reporting unit is at risk of a future goodwill impairment should there be further deterioration of projected cash flows, negative changes in market factors or a significant increase in the carrying value of this reporting unit.

Impairment assessments inherently involve management judgments regarding a number of assumptions such as those described above. Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of our recorded goodwill, differences in assumptions could have a material effect on the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. We will complete our 2015 annual impairment test of goodwill in the fourth quarter and our risk and impairment conclusion may change.

Postretirement Benefit Plans

We measure our net obligations related to our postretirement benefit plans annually at year end, which are largely dependent upon several key economic and actuarial assumptions. If we assume a discount rate at the end of 2015 of 4.25%, a 25 basis points increase from 2014, zero return on plan assets in 2015, and all other assumptions are held constant, we expect the 2016 FAS/CAS benefit to be approximately $810 million. With these assumptions, we expect the amount of the qualified defined benefit pension plan obligation to be recorded at the end of 2015 to increase, resulting in a non-cash, after-tax decrease in stockholders’ equity of approximately $1.0 billion.

A change of plus or minus 100 basis points to the 2015 actual return on plan assets, with all other assumptions held constant, would result in an incremental non-cash, after-tax increase or decrease to stockholders’ equity at the end of 2015 of approximately $225 million, with a corresponding incremental increase or decrease of approximately $20 million to the estimated 2016 FAS/CAS pension adjustment discussed above.

A change of plus or minus 25 basis points to the assumed discount rate of 4.25%, with all other assumptions held constant, would result in an incremental non-cash, after-tax increase or decrease to stockholders’ equity at the end of 2015 of approximately $1.0 billion, with a corresponding incremental increase or decrease of approximately $120 million to the estimated 2016 FAS/CAS pension adjustment discussed above.

We do not expect to make contributions to our qualified defined benefit pension plans in 2016 and 2017. However, we anticipate recovering approximately $2.0 billion of CAS pension cost in 2016.

Accounting for postretirement benefit plans under GAAP requires that the amounts we record are computed using actuarial valuations. These valuations include many assumptions, including those we make regarding financial markets and other economic conditions. Changes in those annual assumptions can impact our total stockholders’ equity at any given year end, and the amount of expense we record for our postretirement benefits plans in the following year. We will finalize the postretirement benefit plan assumptions and determine the actual return on plan assets on December 31, 2015. The final assumptions for 2015, as well as the actual investment returns on plan asset for 2015, may differ materially from those discussed above.

Please refer to our critical accounting policies under the caption “Postretirement Benefit Plans” in our 2014 Form 10-K for a more detailed discussion of the significant assumptions we must make, in addition to information regarding our ability to recover our pension costs in the pricing of our contracts.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard that will change the way we recognize revenue and significantly expand the disclosure requirements for revenue recognition. On July 9, 2015, the FASB approved a one-year deferral of the effective date of the standard to 2018 for public companies, with an option that would permit companies to early adopt the standard in 2017. Early adoption prior to 2017 is not permitted. In addition, the FASB is contemplating making additional changes to certain elements of the new standard. See Note 9 (under the caption “Recent Accounting Pronouncements”) for additional information related to this new standard.

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

ITEM 4.  Controls and Procedures.

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 27, 2015. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of September 27, 2015.

There were no changes in our internal control over financial reporting during the quarter ended September 27, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements

This Form 10-Q contains statements that, to the extent they are not recitations of historical fact, constitute forward-looking statements within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “scheduled,” “forecast” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results may differ materially due to factors such as:

●	our reliance on contracts with the U.S. Government, all of which are conditioned upon the availability of funding;
●	declining budgets; affordability initiatives; the implementation of automatic sequestration under the Budget Control Act of 2011; U.S. Government operations under a continuing resolution or the failure to adopt a budget which may cause contracts to be delayed, canceled or funded at lower levels or which may impact our operating results, financial position and cash flows;
●	risks related to the development, production, performance, schedule, cost and requirements of complex and technologically advanced programs including our largest, the F-35 program;
●	economic, industry, business and political conditions (domestic and international) including their effects on governmental policy;
●	our success in growing international sales and expanding into adjacent markets and risks associated with doing business in new markets and internationally;
●	the competitive environment for our products and services, including increased market pressures in our services businesses, competition from outside the aerospace and defense industry, and increased bid protests;
●	planned production rates for significant programs and compliance with stringent performance and reliability standards;
●	the performance of key suppliers, teammates, venture partners, subcontractors and customers;
●	the timing and customer acceptance of product deliveries;
●	our ability to attract and retain key personnel and transfer knowledge to new personnel; the impact of work stoppages or other labor disruptions;

Lockheed Martin Corporation

●	the impact of cyber or other security threats or other disruptions to our businesses;
●	our ability to implement capitalization changes such as share repurchase activity and pension funding or debt levels;
●	our ability to recover certain costs under U.S. Government contracts and changes in contract mix;
●	the accuracy of our estimates and projections;
●	risk of a future impairment of goodwill or other long-term assets;
●	movements in interest rates and other changes that may affect pension plan assumptions and actual returns on pension plan assets;
●	realizing the anticipated benefits of acquisitions or divestitures, ventures, teaming arrangements or internal reorganizations, and our efforts to increase the efficiency of our operations and improve the affordability of our products and services;
●	the satisfaction of conditions to (including regulatory approvals) and consummation of our previously announced acquisition of Sikorsky, the timing and terms of any financing for such acquisition, and our ability to successfully integrate the Sikorsky business and realize synergies and other expected benefits of the transaction;
●	the terms, timing or structure of a potential transaction related to our government IT infrastructure services and technical services businesses (or whether any such transaction will take place at all);
●	the adequacy of our insurance and indemnities;
●	materials availability;
●	the effect of changes in or interpretation of: legislation, regulation or policy, including those applicable to procurement (including competition from fewer and larger prime contractors), cost allowability or recovery, accounting, taxation, or export; and
●	the outcome of legal proceedings, bid protests, environmental remediation efforts, government allegations that we have failed to comply with law, other contingencies and U.S. Government identification of deficiencies in our business systems.

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

In 1976, and prior to the enactment of the Foreign Corrupt Practices Act of 1977 and the Sarbanes-Oxley Act of 2002, our former subsidiary Lockheed Corporation, then known as Lockheed Aircraft Corporation, entered into a consent agreement with the U.S. Securities and Exchange Commission (SEC) in which Lockheed Aircraft Corporation agreed, among other things, to file a Current Report on Form 8-K at least ten days prior to the proposed effectiveness of any amendments to its anti-corruption policies and procedures. On September 16, 2015, the United States District Court for the District of Columbia granted the Corporation’s consent motion to vacate final judgment of permanent injunction as no longer necessary. The motion was unopposed by the SEC and the Court’s order vacates the 1976 final judgment and the incorporated consent agreement. Accordingly, we will no longer file changes to our anti-corruption policies and procedures on a Current Report on Form 8-K. Our written policy on compliance with anti-corruption laws, along with our written Code of Ethics and Business Conduct is available on our website: www.lockheedmartin.com.

ITEM 1A.  Risk Factors.

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. “Item 1A. Risk Factors” of our 2014 Form 10-K describes some of the risks and uncertainties associated with our business, including U.S. Government defense spending priorities, as further described in the “Industry Considerations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. These risks and uncertainties have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. The information below describes material changes from the risk factors disclosed in our 2014 Form 10-K and should be read in conjunction with the risk factors and information described therein.

Lockheed Martin Corporation

If we fail to manage acquisitions, divestitures, equity investments and other transactions successfully, our financial results, business and future prospects could be harmed.

In pursuing our business strategy, we routinely conduct discussions, evaluate companies and enter into agreements regarding possible acquisitions, divestitures, ventures and equity investments. We seek to identify acquisition or investment opportunities that will expand or complement our existing products and services or customer base, at attractive valuations. We often compete with other companies for the same opportunities. To be successful, we must conduct due diligence to identify valuation issues and potential loss contingencies, negotiate transaction terms, complete and close complex transactions, integrate acquired companies and employees and realize anticipated operating synergies efficiently and effectively. Acquisition, divestiture, venture and investment transactions often require substantial management resources and have the potential to divert our attention from our existing business. Unidentified pre-closing liabilities could affect our future financial results, particularly successor liability under procurement laws and regulations such as the False Claims Act or Truth in Negotiations Act, anti-corruption, import-export and technology transfer laws which provide for civil and criminal penalties and the potential for debarment. We also may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, employee retention, transaction-related or other litigation and other liabilities. Any of the foregoing could adversely affect our business and results of operations.

On July 20, 2015, we announced that we entered into a definitive agreement to acquire Sikorsky Aircraft Corporation (Sikorsky). We believe that we will benefit from the integration of our products and technologies with those of Sikorsky, and realize synergies and potential for long term growth and expanded capabilities and customer relationships as a result of the acquisition. However, we may not be able to capture anticipated synergies and cost savings and business opportunities in the time frame anticipated, or at all, and Sikorsky may not perform as expected, or demand for its products may be adversely affected by global economic conditions.

In addition, we anticipate that the acquisition of Sikorsky will qualify for a joint election under Section 338(h)(10) of the Internal Revenue Code. However, we may not be able to realize the full intended tax benefits expected from the transaction.

The acquisition is subject to customary closing conditions, including regulatory approvals, and there can be no assurance that we will receive the required approvals in a timely manner or at all, or that such approvals will not contain adverse conditions. A majority of the required regulatory reviews have been completed, including in the European Union and the U.S. The transaction remains subject to other regulatory approvals and customary closing conditions. The Department of Defense (DoD) has expressed concerns regarding greater consolidation in the defense industry at the prime contractor level in the context of our proposed acquisition of Sikorsky, which the DoD characterized as raising significant policy concerns despite its lack of a negative impact on competition under a traditional antitrust analysis. Specifically, the DoD cited its view that the trend toward fewer and larger prime contractors has the potential to affect innovation, limit the supply base, pose entry barriers to small, medium and large businesses, and ultimately reduce competition. The DoD noted the potential that they will seek to work with Congress to explore additional legal tools and policy to preserve diversity at the prime contractor level. While we do not believe the Sikorsky acquisition will reduce competition or inhibit innovation, changes in DoD policy or perception of our size could have adverse impacts on our business, including our success in ongoing and future contract pursuits.

As discussed within the “Liquidity and Cash Flows” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we intend to finance the pending acquisition of Sikorsky. However, each bank’s obligation to make loans under the new facilities is subject to, among other things, our compliance with various representations, warranties and covenants, including covenants limiting our ability and certain of our subsidiaries’ ability to encumber assets and a covenant not to exceed a maximum leverage ratio. We also may be unable to obtain the necessary long-term debt to finance the purchase price on favorable terms and the issuance of such debt could also affect our credit rating and cost of debt and will result in an increase in our leverage ratio under the facilities. Our ability to issue commercial paper will also be impacted by many factors including our credit ratings, liquidity of the capital markets and economic factors. The pendency of the acquisition could also cause disruptions in our and Sikorsky’s business, including potential adverse reactions or changes to business relationships and competitive responses to any transaction. Any of the foregoing could adversely affect our business, financial condition and results of operations.

Lockheed Martin Corporation

On July 20, 2015, we announced are conducting a strategic review of our government IT infrastructure services business within our Information Systems & Global Solutions (IS&GS) business segment and our technical services business within our Missiles and Fire Control business segment. There can be no assurance of the terms, timing or structure of any transaction involving such businesses, or whether any such transaction will take place at all, and any such transaction is subject to risks and uncertainties. We anticipate the strategic review will require significant amounts of time and effort which could divert management’s attention from operating and growing our businesses, and therefore, adversely affect our results of operations. Declines in our sales, earnings and cash flows could also result in future asset impairments (including goodwill). Additionally, the IS&GS programs we may retain could experience increased pricing pressures which could have a negative impact on operating margins and impact our ability to win future renewals.

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

Our ULA investment may be negatively impacted by legal restrictions related to the purchase of rocket engines designed or manufactured in the Russian Federation.

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

ULA requested that the DoD grant a waiver to ULA from the legal restrictions imposed by the NDAA related to the purchase of future RD-180 engines. However, on October 9, 2015 the DoD announced that it had denied ULA’s waiver request. Restrictive language in both the 2015 and 2016 versions of the NDAA, and the DoD’s inability to waive key clauses in the law to enable meaningful competition, has made it extremely difficult for the U.S.’s most reliable launch vehicle, Atlas V, to compete in the future national security launch marketplace. We are awaiting additional details from the DoD on its recently announced plan to maintain two viable sources of space launch services, but without the 18 RD-180 engines requested by the Air Force, ULA will be challenged to compete effectively for national security launch procurements, which could have a negative impact on ULA’s future earnings and prospects. ULA is currently evaluating domestic engine alternatives for its Atlas V launch vehicle and we will monitor the situation for potential impacts on our Space Systems business segment after 2015.

Lockheed Martin Corporation

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the quarter ended September 27, 2015.

The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended September 27, 2015.

Period (a)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Amount Available for Future Share Repurchases Under the Plans or Programs (b)
				(in millions)
June 29, 2015 – July 26, 2015	1,328,258	$195.34	1,328,258	$1,870
July 27, 2015 – August 30, 2015	1,787,925	$205.75	1,787,464	$1,503
August 31, 2015 – September 27, 2015	963,123	$202.77	963,007	$4,307
Total	4,079,306(c)	$201.65	4,078,729	$4,307

(a)	We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, July 26, 2015 was the last day of our July 2015 fiscal month.

(b)	In October 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. On September 24, 2015, our Board of Directors authorized a $3.0 billion increase to the program. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans. The program does not have an expiration date.

(c)	During the quarter ended September 27, 2015, the total number of shares purchased included 577 shares that were transferred to us by employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the program.

ITEM 6.  Exhibits.

Exhibit No.	Description

2.1	Stock Purchase Agreement dated as of July 19, 2015, by and among United Technologies Corporation, the other Sellers identified therein, and Lockheed Martin Corporation (incorporated by reference to Exhibit 2.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on July 20, 2015). The schedules and exhibits to the Stock Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Lockheed Martin agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.

10.1	Lockheed Martin Corporation Supplemental Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.3 to Lockheed Martin’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2015).

10.2	Supplemental Retirement Benefit Plan for Certain Transferred Employees of Lockheed Martin Corporation, as amended and restated (incorporated by reference to Exhibit 10.4 to Lockheed Martin’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2015).

10.3	Lockheed Martin Corporation Amended and Restated 2006 Management Incentive Compensation Plan (Performance-Based), amended and restated effective January 1, 2016 (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on September 24, 2015).

10.4	Lockheed Martin Corporation 2011 Incentive Performance Award Plan, amended and restated effective September 24, 2015 (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on September 24, 2015).

Lockheed Martin Corporation

15	Acknowledgment of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Marillyn A. Hewson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Bruce L. Tanner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Marillyn A. Hewson and Bruce L. Tanner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Lockheed Martin Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: October 22, 2015	By:	/s/ Brian P. Colan
Brian P. Colan
Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)