Form 10-K
period 2015-12-31
LOCKHEED MARTIN CORP
filed 2016-02-24
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the last sales price of such stock, as of the last business day of the registrant’s most recently completed second fiscal quarter, which was June 26, 2015, was approximately $58.2 billion.

There were 305,487,347 shares of our common stock, $1 par value per share, outstanding as of January 29, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Lockheed Martin Corporation’s 2016 Definitive Proxy Statement are incorporated by reference into Part III of this Form 10-K.

Lockheed Martin Corporation

Form 10-K

For the Year Ended December 31, 2015

PART I

ITEM 1.	Business.

General

We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics and information services. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. In 2015, 78% of our $46.1 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 58% from the Department of Defense (DoD)), 21% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government) and 1% were from U.S. commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security and information technology, including cybersecurity.

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

Strategic Actions

Acquisition of Sikorsky Aircraft Corporation

On November 6, 2015, pursuant to a Stock Purchase Agreement, dated as of July 19, 2015 by and between us and United Technologies Corporation (UTC) and certain wholly-owned subsidiaries of UTC, we completed the acquisition of Sikorsky Aircraft Corporation (Sikorsky) for $9.0 billion, net of cash acquired. Sikorsky, a global company primarily engaged in the design, manufacture and support of military and commercial helicopters, has become a wholly-owned subsidiary of ours, aligned under the MST business segment. We funded the acquisition with new debt issuances, commercial paper and cash on hand. We and UTC made a joint election under Section 338(h)(10) of the Internal Revenue Code, which treats the transaction as an asset purchase for tax purposes. This election generates a cash tax benefit with an estimated net present value of $1.9 billion for us and our stockholders. The financial results of the acquired Sikorsky business have been included in our consolidated results of operations from the November 6, 2015 acquisition date through December 31, 2015. Accordingly, the consolidated financial results for the year ended December 31, 2015 do not reflect a full year of Sikorsky operations.

Strategic Review of Government Information Technology (IT) and Technical Services Businesses

Information Systems & Global Solutions Divestiture

On January 26, 2016 we entered into definitive agreements to separate and combine our IS&GS business segment with Leidos Holdings, Inc. (Leidos) in a tax-efficient Reverse Morris Trust transaction anticipated to unlock approximately $5.0 billion in estimated enterprise value for our stockholders, including a $1.8 billion one-time special cash payment to us. We intend to use the net proceeds of the transaction to repay debt, pay dividends or repurchase our stock. Additionally, our stockholders will receive approximately 50.5 percent of the outstanding equity of Leidos on a fully diluted basis (approximately 77 million shares) with an estimated value of $3.2 billion based on Leidos’ stock price on the date of announcement. However, the actual value of the stock to be received by our stockholders will depend on the value of such shares at the time of closing of the transaction and our stockholders may receive more or less than the anticipated value. At our election, the distribution may be effected by means of a pro rata dividend in a spin-off transaction or in an exchange offer for outstanding Lockheed Martin shares in a split-off transaction. The transaction structure, which is subject to market conditions, is currently contemplated to be a split-off transaction resulting in a decrease in our outstanding common shares and a significant book gain at closing. In a split-off transaction, only those stockholders that elect to participate will receive Leidos shares in the merger transaction, provided, that, if the exchange offer is not fully subscribed, Lockheed Martin will spin-off the remaining shares to be converted into Leidos stock in the merger pro rata.

Subsequent to the program realignment described below, our IS&GS business segment represents the government IT and technical services businesses that were under strategic review. The transaction is expected to close in the third or fourth quarter of 2016. Until closing, IS&GS will operate as a business segment and financial results for the IS&GS business segment will be reported in our continuing operations.

Program Realignment

During the fourth quarter of 2015, we realigned certain programs among our business segments in connection with the strategic review of our government IT and technical services businesses. As part of the realignment:

•

command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) and government cyber programs were transferred from the IS&GS business segment to the MST business segment;

•	energy solutions programs were transferred from the IS&GS business segment to the MFC business segment;
•	space ground station programs were transferred from the IS&GS business segment to Space Systems business segment; and
•	technical services programs were transferred from the MFC business segment to the IS&GS business segment.

In connection with the realignment, goodwill was reallocated between affected reporting units on a relative fair value basis. We performed goodwill impairment tests prior and subsequent to the realignment, and there was no indication of goodwill impairment.

Subsequent to the program realignment, the government IT and technical services businesses that were under strategic review are now aligned under the IS&GS business segment.

Business Segments

The amounts, discussion and presentation of our business segments as set forth in this Annual Report on Form 10-K reflect the program realignment described above for all periods presented. The realignment did not impact our consolidated results of operations. See “Note 5 – Information on Business Segments” for additional information including revised historical segment results under our new structure.

Aeronautics

In 2015, our Aeronautics business segment generated net sales of $15.6 billion, which represented 34% of our total consolidated net sales. Aeronautics’ customers include the military services and various other government agencies of the U.S. and other countries. In 2015, U.S. Government customers accounted for 72% and international customers accounted for 28% of Aeronautics’ net sales. Net sales from Aeronautics’ combat aircraft products and services represented 25%, 23%, and 21% of our total consolidated net sales in 2015, 2014, and 2013.

Aeronautics is engaged in the research, design, development, manufacture, integration, sustainment, support and upgrade of advanced military aircraft, including combat and air mobility aircraft, unmanned air vehicles and related technologies. Aeronautics’ major programs include:

•	F-35 Lightning II Joint Strike Fighter – international multi-role, multi-variant, fifth generation stealth fighter
•	C-130 Hercules – international tactical airlifter
•	F-16 Fighting Falcon – low-cost, combat-proven, international multi-role fighter
•	C-5M Super Galaxy – strategic airlifter
•	F-22 Raptor – air dominance and multi-mission fifth generation stealth fighter.

The F-35 program is our largest program, generating 20% of our total consolidated net sales, as well as 59% of Aeronautics’ net sales in 2015. The F-35 program consists of development contracts, multiple production contracts, and sustainment activities. The development contracts are being performed concurrent with the production contracts. Concurrent performance of development and production contracts is used for complex programs to test aircraft, shorten the time to field systems and achieve overall cost savings. We expect the System Development and Demonstration portion of the development contracts will be substantially complete in 2017, with less significant efforts continuing into 2019. Production of the aircraft is expected to continue for many years given the U.S. Government’s current inventory objective of 2,443 aircraft for the Air Force, Marine Corps and Navy; commitments from our eight international partners and three international customers; as well as expressions of interest from other countries. During 2015, we delivered 45 aircraft to our U.S. and international partners, resulting in total deliveries of 154 production aircraft as of December 31, 2015. We have 114 production aircraft in backlog as of December 31, 2015, including orders from our international partners. For additional information on the F-35 program, see “Status of the F-35 Program” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Aeronautics produces and provides support and sustainment services for the C-130J Super Hercules, as well as upgrades and support services for the legacy C-130 Hercules worldwide fleet. We delivered 21 C-130J aircraft in 2015, including one to international customers. We have 97 aircraft in our backlog as of December 31, 2015 with advanced funding from customers for additional C-130J aircraft not currently in backlog. Our C-130J backlog extends into 2020.

Aeronautics currently produces F-16 aircraft for international customers. Aeronautics also provides service-life extension, modernization and other upgrade programs for our customers’ F-16 aircraft. We delivered 11 F-16 aircraft in 2015. As of December 31, 2015, we have 20 F-16 aircraft in backlog with backlog extending into 2017.

Aeronautics provides sustainment services for the existing U.S. Air Force C-5 Galaxy fleet and modernization activities to convert 49 C-5 Galaxy aircraft to the C-5M Super Galaxy configuration. These modernization activities include the installation of new engines, landing gear and systems and other improvements that enable a shorter takeoff, a higher climb rate, an increased cargo load and longer flight range. As of December 31, 2015, we had delivered 29 C-5M aircraft under these modernization activities, including nine C-5M aircraft delivered in 2015. As of December 31, 2015, we have 20 C-5 aircraft in backlog with backlog extending into 2018.

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

Information Systems & Global Solutions

In 2015, our IS&GS business segment generated net sales of $5.6 billion, which represented 12% of our total consolidated net sales. IS&GS’ customers include various government agencies of the U.S. and other countries, military services, as well as commercial and other customers. In 2015, U.S. Government customers accounted for 89%, international customers accounted for 9% and U.S. commercial and other customers accounted for 2% of IS&GS’ net sales. IS&GS has been impacted by the continued downturn in certain federal agencies’ information technology budgets and increased re-competition on existing contracts coupled with the fragmentation of large contracts into multiple smaller contracts that are awarded primarily on the basis of price.

IS&GS provides advanced technology systems and expertise, integrated information technology solutions and management services across a broad spectrum of applications for civil, defense, intelligence and other government customers. In addition, IS&GS supports the needs of customers in data analytics, data center operation and air traffic management. IS&GS provides network-enabled situational awareness and integrates complex global systems to help our customers gather, analyze and securely distribute critical data. While IS&GS has a portfolio of many smaller contracts, as compared to our other business segments, this business segment’s major programs include:

•	The Hanford Mission Support contract, a program to provide infrastructure and site support services to the Department of Energy.
•

The En Route Automation Modernization (ERAM) contract, a program to replace the Federal Aviation Administration’s infrastructure with a modern automation environment that includes new functions and capabilities.

•	QTC business that provides IT-enabled case management of outsourced medical evaluations for federal, state and commercial customers.
•

The National Science Foundation Antarctic Support program, which manages sites and equipment to enable universities, research institutions and federal agencies to conduct scientific research in the Antarctic.

IS&GS’ Technical Services business, which has been realigned to IS&GS from our MFC business segment as part of our strategic review, provides a comprehensive portfolio of technical and sustainment services to enhance our customers’ mission success, with core capabilities in engineering services; global aviation solutions; command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) product support; counter threat services; and education and sustainment services.

Missiles and Fire Control

In 2015, our MFC business segment generated net sales of $6.7 billion, which represented 14% of our total consolidated net sales. MFC’s customers include the military services, principally the U.S. Army, and various government agencies of the U.S. and other countries, as well as commercial and other customers. In 2015, U.S. Government customers accounted for 61%, international customers accounted for 36% and U.S. commercial and other customers accounted for 3% of MFC’s net sales.

MFC provides air and missile defense systems; tactical missiles and air-to-ground precision strike weapon systems; logistics; fire control systems; mission operations support, readiness, engineering support and integration services; manned and unmanned ground vehicles; and energy management solutions. MFC’s major programs include:

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

•	The Special Operations Forces Contractor Logistics Support Services (SOF CLSS) program provides logistics support services to the special operations forces of the U.S. military.

Mission Systems and Training

In 2015, our MST business segment generated net sales of $9.1 billion, which represented 20% of our total consolidated net sales. MST’s customers include the military services, principally the U.S. Navy, and various government agencies of the

U.S. and other countries, as well as commercial and other customers. In 2015, U.S. Government customers accounted for 77%, international customers accounted for 22% and U.S. commercial and other customers accounted for 1% of MST’s net sales.

MST provides design, manufacture, service and support for a variety of military and civil helicopters; ship and submarine mission and combat systems; mission systems and sensors for rotary and fixed-wing aircraft; sea and land-based missile defense systems; radar systems; the Littoral Combat Ship (LCS); simulation and training services; and unmanned systems and technologies. In addition, MST supports the needs of customers in cybersecurity and delivers communications and command and control capabilities through complex mission solutions for defense applications.

On November 6, 2015, we acquired Sikorsky and aligned the Sikorsky business under our MST business segment. The results of the acquired Sikorsky business have been included in our financial results from the period subsequent to the completion of the acquisition on November 6, 2015. Accordingly, our consolidated operating results and MST business segment operating results for the year ended December 31, 2015 do not reflect a full year of Sikorsky operations.

Sikorsky is one of the world’s largest helicopter companies and manufactures military and commercial helicopters. Sikorsky designs, manufactures, services and supports military and commercial helicopters. Current major production programs include the UH-60M Black Hawk medium-transport helicopter and HH-60M medical evacuation helicopter for the U.S. and foreign governments, the S-70 Black Hawk for foreign governments, the MH-60S Seahawk helicopter for the U.S. Navy and the MH-60R Seahawk helicopter for the U.S. and foreign navies, the S-70B Seahawk helicopter for foreign naval missions, and the S-76 and S-92 helicopters for commercial operations. Sikorsky is also developing the CH-53K next generation heavy lift helicopter for the U.S. Marine Corps, the VH-92A helicopter for the U.S. Marine One transport mission, and the HH-60W combat rescue helicopter for the U.S. Air Force. Sikorsky is also developing the CH-148 derivative of the H-92 helicopter, a military variant of the S-92 helicopter, for the Canadian Government. Additionally, Sikorsky offers full-spectrum aftermarket service and support solutions to commercial and military customers worldwide. Aftermarket service and support solutions include spare parts sales, mission equipment, modifications and upgrades, overhaul and repair services, maintenance contracts and logistics support programs for helicopters and other aircraft.

MST’s other major programs include:

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

Space Systems

In 2015, our Space Systems business segment generated net sales of $9.1 billion, which represented 20% of our total consolidated net sales. Space Systems’ customers include various U.S. government agencies and commercial customers. In 2015, U.S. Government customers accounted for 97%, international customers accounted for 2% and U.S. commercial and other customers accounted for 1% of Space Systems’ net sales. Net sales from Space Systems’ satellite products and services represented 11% of our total consolidated net sales in 2015 and 12% in both 2014 and 2013.

Space Systems is engaged in the research and development, design, engineering and production of satellites, strategic and defensive missile systems and space transportation systems. Space Systems provides network-enabled situational awareness and integrates complex global systems to help our customers gather, analyze and securely distribute critical intelligence data. Space Systems is also responsible for various classified systems and services in support of vital national security systems. Space Systems’ major programs include:

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

Financial and Other Business Segment Information

For additional information regarding our business segments, including comparative segment net sales, operating profit and related financial information for 2015, 2014, and 2013, see “Business Segment Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 5 – Information on Business Segments” of our consolidated financial statements.

Competition

Our broad portfolio of products and services competes both domestically and internationally against products and services of other large aerospace, defense and information technology companies, as well as numerous smaller competitors, particularly in certain of our services businesses. We often form teams with our competitors in efforts to provide our customers with the best mix of capabilities to address specific requirements. In some areas of our business, customer requirements are changing to encourage expanded competition, such as information technology contracts where there may be a wide range of small to large contractors bidding on procurements. Additionally, information technology procurements are increasingly focusing on price over other factors of competition. Principal factors of competition include the value of our products and services to the customer; technical and management capability; the ability to develop and implement complex, integrated system architectures; total cost of ownership; our demonstrated ability to execute and perform against contract requirements; and our ability to provide timely solutions.

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

Patents

We routinely apply for and own a substantial number of U.S. and international patents related to the products and services we provide. In addition to owning a large portfolio of intellectual property, we also license intellectual property to and from third parties. The U.S. Government has licenses in our patents that are developed in performance of government contracts and it may use or authorize others to use the inventions covered by these patents for government purposes. Unpatented research, development and engineering skills also make an important contribution to our business. Although our intellectual property rights in the aggregate are important to the operation of our business, we do not believe that any existing patent, license or other intellectual property right is of such importance that its loss or termination would have a material adverse effect on our business taken as a whole.

Raw Materials and Seasonality

Certain of our products require relatively scarce raw materials. Historically, we have been successful in obtaining the raw materials and other supplies needed in our manufacturing processes. We seek to manage raw materials supply risk through long-term contracts and by maintaining an acceptable level of the key materials in inventories.

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

We must comply with, and are affected by, laws and regulations relating to the formation, administration and performance of U.S. Government and other contracts. These laws and regulations, among other things:

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

Our operations are subject to and affected by various federal, state, local and foreign environmental protection laws and regulations regarding the discharge of materials into the environment or otherwise regulating the protection of the environment. While the extent of our financial exposure cannot in all cases be reasonably estimated, the costs of environmental compliance have not had, and we do not expect that these costs will have, a material adverse effect on our earnings, financial position and cash flow, primarily because most of our environmental costs are allowable in establishing the price of our products and services under our contracts with the U.S. Government. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or cleanup to the extent that they are probable and estimable, see “Critical Accounting Policies – Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 14 – Legal Proceedings, Commitments and Contingencies” of our consolidated financial statements. See also the discussion of environmental matters within Section 1A – Risk Factors.

Backlog

At December 31, 2015, our backlog was $99.6 billion compared with $80.5 billion at December 31, 2014. Backlog at December 31, 2015 includes $15.6 billion related to Sikorsky and $4.8 billion related to our IS&GS business segment, which we plan to divest in 2016. Sikorsky backlog may change as we complete our acquired backlog analysis. Backlog is converted into sales in future periods as work is performed or deliveries are made. Approximately $43.0 billion, or 43%, of our backlog at December 31, 2015 is expected to be converted into sales in 2016.

Our backlog includes both funded (firm orders for our products and services for which funding has been both authorized and appropriated by the customer – Congress, in the case of U.S. Government agencies) and unfunded (firm orders for which funding has not been appropriated) amounts. We do not include unexercised options or potential orders under indefinite-delivery, indefinite-quantity agreements in our backlog. If any of our contracts with firm orders were to be terminated, our backlog would be reduced by the expected value of the unfilled orders of such contracts. Our backlog would also be reduced in connection with the planned divestiture of our IS&GS business segment. Funded backlog was $70.7 billion at December 31, 2015, as compared to $56.5 billion at December 31, 2014. For backlog related to each of our business segments, see “Business Segment Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Research and Development

We conduct research and development (R&D) activities under customer-sponsored contracts and with our own independent R&D funds. Our independent R&D costs include basic research, applied research, development, systems and other concept formulation studies. Generally, these costs are allocated among all contracts and programs in progress under U.S. Government contractual arrangements. Costs we incur under customer-sponsored R&D programs pursuant to contracts are included in net sales and cost of sales. Under certain arrangements in which a customer shares in product development costs, our portion of the unreimbursed costs is expensed as incurred in cost of sales. Independent R&D costs charged to cost of sales were $839 million in 2015, $751 million in 2014, and $697 million in 2013. See “Research and development and similar costs” in “Note 1 – Significant Accounting Policies” of our consolidated financial statements.

Employees

At December 31, 2015, we had approximately 126,000 employees, about 93% of whom were located in the U.S. Approximately 18% of our employees are covered by collective bargaining agreements with various unions. A number of our existing collective bargaining agreements expire in any given year. Historically, we have been successful in negotiating renewals to expiring agreements without any material disruption of operating activities. Management considers employee relations to be good.

Available Information

We are a Maryland corporation formed in 1995 by combining the businesses of Lockheed Corporation and Martin Marietta Corporation. Our principal executive offices are located at 6801 Rockledge Drive, Bethesda, Maryland 20817. Our telephone number is (301) 897-6000 and our website home page is at www.lockheedmartin.com. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report on Form 10-K (Form 10-K).

Throughout this Form 10-K, we incorporate by reference information from parts of other documents filed with the U.S. Securities and Exchange Commission (SEC). The SEC allows us to disclose important information by referring to it in this manner.

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

Forward-Looking Statements

This Form 10-K contains statements that, to the extent they are not recitations of historical fact, constitute forward-looking statements within the meaning of the federal securities laws and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “scheduled,” “forecast” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties.

Statements and assumptions with respect to future sales, income and cash flows, program performance, the outcome of litigation, anticipated pension cost and funding, environmental remediation cost estimates, planned acquisitions or dispositions of assets, or the anticipated consequences are examples of forward-looking statements. Numerous factors, including the risk factors described in the following section, could affect our forward-looking statements and actual performance.

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

An investment in our common stock or debt securities involves risks and uncertainties. We seek to identify, manage and mitigate risks to our business, but risk and uncertainty cannot be eliminated or necessarily predicted. The outcome of one or more of these risks could have a material effect on our operating results, financial position, or cash flows. You should carefully consider the following factors, in addition to the other information contained in this Annual Report on Form 10-K, before deciding to purchase our common stock or debt securities.

We depend heavily on contracts with the U.S. Government for a substantial portion of our business.

We derived 78% of our total net sales from the U.S. Government in 2015, including 58% from the Department of Defense (DoD). We expect to continue to derive most of our sales from work performed under U.S. Government contracts. Those contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal-year basis even though contract performance may extend over many years. Consequently, contracts are often partially funded initially and additional funds are committed only as Congress makes further appropriations. If we incur costs in excess of funds obligated on a contract, we may be at risk for reimbursement of those costs unless and until additional funds are obligated to the contract.

As discussed within the “Industry Considerations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the U.S. Government continues to face significant deficit reduction pressures and it is likely that discretionary spending by the U.S. Government will remain constrained for a number of years. Under such conditions, large or complex programs, which consist of multiple contracts and phases, are potentially subject to increased scrutiny. Our largest program, the F-35, represented 20% of our total net sales in 2015 and is expected to represent a higher percentage of our sales in future years. A decision to cut spending or reduce planned orders could have an adverse impact on our results of operations. For more information regarding the F-35 program, see “Status of the F-35 Program” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Generally, we expect that the impact of budget reductions on our operating results will lag in certain of our businesses with longer cycles such as our Aeronautics and Space Systems business segments and in our products businesses within our Missiles and Fire Control (MFC) and Mission Systems and Training (MST) business segments due to our production contract backlog. However, our businesses with smaller, short-term contracts are the most susceptible to the impacts of budget reductions, such as our Information Systems & Global Solutions (IS&GS) business segment. We have also experienced increased market pressures in these services businesses including lower in-theater support as troop levels are drawn down and increased re-competition on existing contracts coupled with the fragmentation of large contracts into multiple smaller contracts that are awarded primarily on the basis of price. Additionally, our services businesses across most of our business segments have experienced lower volume due to improved product field performance that require less service support. Changes in our business environment require us to be agile and evolve our business models, processes and products.

We are subject to a number of procurement laws and regulations. Our business and our reputation could be adversely affected if we fail to comply with these laws.

We must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. Government contracts. Government contract laws and regulations affect how we do business with our customers and impose certain risks and costs on our business. A violation of specific laws and regulations, by us, a supplier or a venture partner, could harm our reputation and result in the imposition of fines and penalties, the termination of our contracts, suspension or debarment from bidding on or being awarded contracts, loss of our ability to export products or services and civil or criminal investigations or proceedings.

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

Certain deficiencies identified during government audits of contractor business systems may result in the government withholding payments on our billings. Such deficiencies have not impacted our internal control over financial reporting. Withholding payments on billings are capped at 5% of billings when deficiencies impact a single business system and 10% when deficiencies impact multiple systems. Such withholdings are typically reduced to 2% after the contractor’s corrective action plan has been accepted and progress to implement the corrective actions has been demonstrated, and withholdings are withdrawn upon satisfactory completion and verification of the corrective action plan.

If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including reductions of the value of contracts, contract modifications or terminations, forfeiture of profits, suspension of payments, penalties, fines and suspension, or prohibition from doing business with the U.S. Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Similar government oversight exists in most other countries where we conduct business.

Our profitability and cash flow may vary based on the mix of our contracts and programs, our performance, our ability to control costs and evolving U.S. Government procurement policies.

Our profitability and cash flow may vary materially depending on the types of government contracts undertaken, the nature of products produced or services performed under those contracts, the costs incurred in performing the work, the achievement of other performance objectives and the stage of performance at which the right to receive fees is determined, particularly under award and incentive-fee contracts.

Our backlog includes a variety of contract types that are intended to address changing risk and reward profiles as a program matures. Contract types include cost-reimbursable, fixed-price incentive-fee, fixed-price and time-and-materials contracts. Contracts for development programs with complex design and technical challenges are typically cost-reimbursable. Under cost-reimbursable contracts, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. In these cases, the associated financial risks primarily relate to a reduction in fees and the program could be cancelled if cost, schedule or technical performance issues arise.

Other contracts in backlog are for the transition from development to production (e.g., low-rate initial production (LRIP) contracts), which includes the challenge of starting and stabilizing a manufacturing production and test line while the final design is being validated. These generally are cost-reimbursable or fixed-price incentive-fee contracts. Under a fixed-price incentive-fee contract, the allowable costs incurred are eligible for reimbursement but are subject to a cost-share arrangement, which affects profitability. Generally, if our costs exceed the contract target cost or are not allowable under the applicable regulations, we may not be able to obtain reimbursement for all costs and may have our fees reduced or eliminated.

There are also contracts for production, as well as operations and maintenance of the delivered products, that have the challenge of achieving a stable production and delivery rate, while maintaining operability of the product after delivery. These contracts are mainly fixed-price, although some operations and maintenance contracts are time-and-materials type. Under fixed-price contracts, we receive a fixed price regardless of the actual costs we incur. We have to absorb any costs in excess of the fixed price. Under time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses.

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

We are facing increased competition, particularly in information technology at our IS&GS business segment and cybersecurity at our MST business segment, from non-traditional competitors outside of the aerospace and defense industry. At the same time, our customers are facing budget constraints, trying to do more with less by cutting costs, identifying more affordable solutions, performing certain work internally rather than hiring a contractor, and reducing product development cycles. We have also experienced increased market pressures in our services businesses due to the fragmentation of large contracts into multiple smaller contracts that are awarded primarily on the basis of price. It is critical we maintain strong customer relationships and seek to understand the priorities of their requirements in this price competitive environment.

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

A substantial portion of our business is awarded through competitive bidding. The U.S. Government increasingly has relied upon competitive contract award types, including indefinite-delivery, indefinite-quantity, GSA Schedule and other multi-award contracts, which has the potential to create pricing pressure and increase our cost by requiring that we submit multiple bids and proposals. In addition, multi-award contracts require that we make sustained efforts to obtain task orders under the contract. The competitive bidding process entails substantial costs and managerial time to prepare bids and proposals for contracts that may not be awarded to us or may be split among competitors. Following award, we may encounter significant expenses, delays, contract modifications or bid protests from unsuccessful bidders on new program awards. Unsuccessful bidders are more frequently protesting in the hope of being awarded a subcontract for a portion of the work in return for withdrawing the protest. Bid protests could result in significant expenses to us, contract modifications or even loss of the contract award. Even where a bid protest does not result in the loss of a contract award, the resolution can extend the time until the contract activity can begin and, as a result, delay our recognizing sales. We also may not be successful in our efforts to protest or challenge any bids for contracts that were not awarded to us and we could incur significant time and expense in such efforts.

We are the prime contractor on most of our contracts and if our subcontractors, suppliers or teaming agreement or venture partners fail to perform their obligations, our performance and our ability to win future business could be harmed.

For most of our contracts we rely on other companies to provide materials, major components and products, and to perform a portion of the services that we provide to our customers. Such arrangements may involve subcontracts, teaming arrangements, ventures or supply agreements with other companies upon which we rely (contracting parties). There is a risk that we may have disputes with our contracting parties, including disputes regarding the quality and timeliness of work performed, the workshare provided to that party, customer concerns about the other party’s performance, our failure to extend existing task orders or issue new task orders, or our hiring the personnel of a subcontractor, teammate or venture partner or vice versa. In addition, changes in the economic environment, including defense budgets and constraints on available financing, may adversely affect the financial stability of our contracting parties and their ability to meet their performance requirements or to provide needed supplies on a timely basis. A failure, for whatever reason, by one or more of our contracting parties to provide the agreed-upon supplies or perform the agreed-upon services on a timely basis may affect our ability to perform our obligations and require that we transition the work to other companies. Contracting party performance deficiencies may affect our operating results and could result in a customer terminating our contract for default or convenience. A default termination could expose us to liability and affect our ability to compete for future contracts and orders. Additionally, our efforts to increase the efficiency of our operations and improve the affordability of our products and services could negatively impact our ability to attract and retain suppliers.

International sales may pose different risks.

In 2015, 21% of our total net sales were from international customers. We have a strategy to grow international sales over the next several years, inclusive of sales of F-35 aircraft to our international partners and other countries. International sales are subject to numerous political and economic factors, regulatory requirements, significant competition and other risks associated with doing business in foreign countries. Our exposure to such risks increased as a result of our acquisition of Sikorsky and may further increase if our international sales grow as we anticipate.

Our international business is conducted through foreign military sales (FMS) contracted through the U.S. Government or by direct commercial sales (DCS) with international customers. In 2015, approximately 62% of our sales to international customers were FMS and about 38% were DCS. These transaction types differ as FMS transactions represent sales by the U.S. Government to international governments and our contract with the U.S. Government is subject to FAR. By contrast, DCS transactions represent sales directly to another international government or commercial customer. All sales to international customers are subject to U.S. and foreign laws and regulations, including, without limitation, regulations relating to anti-corruption, import-export control, technology transfer restrictions, taxation, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act and other anti-corruption laws, and the anti-boycott provisions of the U.S. Export Administration Act. While we have stringent policies in place to comply with such laws and regulations, failure by us, our employees or others working on our behalf to comply with these laws and regulations could result in administrative, civil, or criminal liabilities, including suspension, debarment from bidding for or performing government contracts, or suspension of our export privileges, which could have a material adverse effect on us. We frequently team with international subcontractors and suppliers who are also exposed to similar risks.

While international sales, whether contracted as FMS or DCS, present risks that are different and potentially greater than those encountered in our U.S. business, DCS with international customers may impose even greater risks. DCS transactions involve commercial relationships with parties with whom we have less familiarity and where there may be significant cultural differences. Additionally, international procurement rules and regulations, contract laws and regulations, and contractual terms differ from those in the U.S. and are less familiar to us. International regulations may be interpreted by foreign courts less bound by precedent and with more discretion; these interpretations frequently have terms less favorable to us than the FAR. Export and import, tax and currency risk also may be increased for DCS with international customers. While these risks are potentially greater than those encountered in our U.S. business, the pricing of our products and services is commensurate with the risk profile on DCS with international customers.

Our international business is highly sensitive to changes in regulations, political environments or security risks that may affect our ability to conduct business outside of the U.S., including those regarding investment, procurement, taxation and repatriation of earnings. Our international business also may be impacted by changes in foreign national priorities, foreign government budgets, global economic conditions, and fluctuations in foreign currency exchange rates. Our acquisition of Sikorsky is expected to increase our international sales further exposing us to the risks of international business. Sales of military products are also affected by defense budgets and U.S. foreign policy. Additionally, the timing of orders from our international customers can be less predictable than for our U.S. customers and may lead to fluctuations in the amount reported each year for our international sales.

In conjunction with defense procurements, some international customers require contractors to comply with industrial cooperation regulations, including entering into industrial cooperation agreements, sometimes referred to as offset agreements. Offset agreements may require in-country purchases, technology transfers, local manufacturing support, investments in foreign joint ventures and financial support projects as an incentive or as a condition to a contract award. In some countries, these offset agreements may require the establishment of a venture with a local company, which must control the venture. The costs to satisfy our offset obligations are included in the estimates of our total costs to complete the contract and may impact our profitability and cash flows. The ability to recover investments that we make is generally dependent upon the successful operation of ventures that we do not control and may involve products and services that are dissimilar to our business activities. In these and other situations, we could be liable for violations of law for actions taken by these entities such as laws related to anti-corruption, import and export, and anti-boycott restrictions. Offset agreements generally extend over several years and may provide for penalties in the event we fail to perform in accordance with the offset requirements which are typically subjective and can be outside our control.

Our business could be negatively affected by cyber or other security threats or other disruptions.

We routinely experience cybersecurity threats, threats to our information technology infrastructure, and unauthorized attempts to gain access to our company sensitive information, as do our customers, suppliers, subcontractors and venture partners. We may experience similar security threats at customer sites that we operate and manage as a contractual requirement.

Prior cyberattacks directed at us have not had a material impact on our financial results and we believe our threat detection and mitigation processes and procedures are adequate. The threats we face vary from attacks common to most industries to more advanced and persistent, highly organized adversaries who target us because we protect national security information. If we are unable to protect sensitive information, our customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures. Due to the evolving nature of these security threats, the impact of any future incident cannot be predicted.

Although we work cooperatively with our customers, suppliers, subcontractors, venture partners and acquisitions to seek to minimize the impact of cyber threats, other security threats, or business disruptions, we must rely on the safeguards put in place by these entities, which may affect the security of our information. These entities have varying levels of cybersecurity expertise and safeguards, and their relationships with government contractors, such as Lockheed Martin, may increase the likelihood that they are targeted by the same cyber threats we face.

On July 9, 2015, the U.S. Office of Personnel Management (OPM) announced that the background investigation records of 21.5 million current, former and prospective Federal employees and contractors had been compromised as a result of a cyber-security incident. Many of our current as well as former employees were the subjects of background investigations in connection with former government service or as part of the screening process for a security clearance. We are currently assessing the impact of this cyber-security incident but do not yet know the impact, if any, on Lockheed Martin or our current or former employees.

The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Additionally, some cyber technologies we develop under contract for our customers, particularly those related to homeland security, may raise potential liabilities related to intellectual property and civil liberties, including privacy concerns, which may not be fully insured or indemnified by other means. Occurrence of any of these events could adversely affect our internal operations, the services we provide to our customers, our future financial results, our reputation, or our stock price. Additionally, such events could result in the loss of competitive advantages derived from our research and development efforts or other intellectual property; early obsolescence of our products and services; or contractual penalties.

If we fail to manage acquisitions, divestitures, equity investments and other transactions successfully or if acquired entities or equity investments fail to perform as expected, our financial results, business and future prospects could be harmed.

In pursuing our business strategy, we routinely conduct discussions, evaluate companies, and enter into agreements regarding possible acquisitions, divestitures, ventures and equity investments. We seek to identify acquisition or investment opportunities that will expand or complement our existing products and services or customer base, at attractive valuations. We often compete with others for the same opportunities. To be successful, we must conduct due diligence to identify valuation issues and potential loss contingencies; negotiate transaction terms; complete and close complex transactions; integrate acquired companies and employees; and realize anticipated operating synergies efficiently and effectively. Acquisition, divestiture, venture and investment transactions often require substantial management resources and have the potential to divert our attention from our existing business. Unidentified pre-closing liabilities could affect our future financial results, particularly successor liability under procurement laws and regulations such as the False Claims Act or Truth in Negotiations Act, anti-corruption, tax, import-export and technology transfer laws which provide for civil and criminal penalties and the potential for debarment. We also may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, employee retention, transaction-related or other litigation, and other liabilities. Any of the foregoing could adversely affect our business and results of operations.

Ventures, or non-controlling equity investments, operate under shared control with other parties. Under the equity method of accounting for nonconsolidated ventures and investments, we recognize our share of the operating profit of these ventures in our results of operations. Our operating results may be affected by the performance of businesses over which we do not exercise control and which face many of the same risks and uncertainties as we do. The most significant impact of our equity investments is in our Space Systems business segment where approximately 21% of its 2015 operating profit was derived from its share of earnings from equity method investees, particularly that in United Launch Alliance (ULA).

Our ULA investment may be negatively impacted by restrictions in the National Defense Authorization Act for Fiscal Year 2015 that prevent the award or renewal of contracts after December 29, 2014 for evolved expendable launch vehicle services that utilize a rocket engine designed or manufactured in the Russian Federation such as the RD-180 engine used by the Atlas V launch vehicle. The Consolidated Appropriations Act of 2016 lifts these restrictions for fiscal year 2016. Accordingly, Lockheed Martin does not anticipate an impact on the carrying value of its equity investment in ULA in 2016. If restrictions are re-imposed for fiscal year 2016, as some in Congress advocate, or the lifting of the restrictions is not extended to later fiscal years, or if sanctioned individuals are found to be too closely connected to the engine manufacturer, ULA will be challenged to compete effectively for national security launch procurements which could negatively impact ULA and the carrying value of our investment in ULA. ULA continues to evaluate domestic engine alternatives and we will continue to monitor the carrying value of our investment.

The acquired Sikorsky business may underperform relative to our expectations, the transaction may cause our financial results to differ from our expectations or the expectations of the investment community and we may not be able to achieve anticipated cost savings or other anticipated synergies.

On November 6, 2015, we completed the acquisition of Sikorsky Aircraft Corporation (Sikorsky) by purchasing all of the issued and outstanding equity of Sikorsky for $9.0 billion, net of cash acquired. We believe that we will benefit from the integration of our products and technologies with those of the Sikorsky business and realize synergies and potential for long-term growth, as well as expanded capabilities and customer relationships as a result of the acquisition. However, the integration process is complex, costly and time-consuming and we may not be able to capture anticipated synergies, tax benefits, cost savings, and business opportunities in the time frame anticipated, or at all. Sikorsky also may not perform as expected, or demand for its products may be adversely affected by global economic conditions, including oil and gas trends that are outside of its control. The acquisition could also cause disruptions in our and Sikorsky’s business, including potential adverse reactions or changes to business relationships and competitive responses. The DoD has expressed concerns regarding greater consolidation in the defense industry at the prime contractor level in the context of our acquisition of Sikorsky and indicated the potential that they will seek to work with Congress to explore additional legal tools and policy to preserve diversity at the prime contract level. Changes in DoD policy or perception of our size could have adverse impacts on our business, including our success in future contract pursuits. Any of the foregoing could adversely affect our business, financial condition and results of operations.

We are pursuing a plan to separate and combine our government information technology and technical services businesses with Leidos, Holdings, Inc. in a tax-efficient Reverse Morris Trust transaction. The proposed transaction may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits.

On January 26, 2016, we entered into definitive agreements to separate and combine our Information Systems & Global Solutions (IS&GS) business segment with Leidos Holdings, Inc. (Leidos) in a tax-efficient Reverse Morris Trust transaction. As part of the transaction, we will receive a $1.8 billion one-time special cash payment. The cash payment is subject to adjustment and could be less or more than anticipated due to variances in working capital. Additionally, our stockholders will receive approximately 50.5 percent of the outstanding equity of Leidos on a fully diluted basis (approximately 77 million shares) with an estimated value of $3.2 billion based on Leidos’ stock price on the date of announcement. However, the actual value of the stock to be received by our stockholders will depend on the value of such shares at the time of closing of the transaction and our stockholders may receive more or less than the anticipated value. At our election, the distribution may be effected by means of a pro rata dividend in a spin-off transaction or in an exchange offer for outstanding Lockheed Martin shares in a split-off transaction. The transaction structure, which is subject to market conditions, is currently contemplated to be a split-off transaction resulting in a decrease in our outstanding common shares and a significant book gain at closing. In a split-off transaction, only those stockholders that elect to participate will receive Leidos shares in the merger transaction, provided, that, if the exchange offer is not fully subscribed, Lockheed Martin will spin-off the remaining shares to be converted into Leidos stock in the merger pro rata. The value of the shares of Leidos stock to be received and the value of our stock at the time of the split-off will also impact the number of any shares of our stock retired in the split-off and the amount of any book gain. Although the transaction structure is currently contemplated to be a split-off transaction, there is no assurance that the transaction will be structured as a split-off transaction or that it will result in a reduction in our shares or a gain at closing.

There can be no assurance of the timing of a transaction with Leidos, or whether any such transaction will take place at all. The transaction is subject to closing conditions, including the receipt of approval of Leidos stockholders, regulatory approvals and receipt of opinions of tax counsel, and there can be no assurance that we will receive the required approvals in a timely manner or at all, or that such approvals will not contain adverse conditions. We also have no assurance that we will be able to realize the intended benefits and tax treatment of the transaction or that the new combined company will perform as expected. The announcement and pendency of the transaction could also cause disruptions in our and Leidos’ business, including potential adverse reactions or changes to business relationships and competitive responses to the transaction. The transaction will also require significant amounts of time and effort which could divert management’s attention from operating and growing our business. Any of the foregoing could adversely affect our business, financial condition and results of operations. Declines in our sales, earnings and cash flows could also result in future asset impairments (including goodwill). Additionally, the former IS&GS programs we moved to our other business segments and retained could experience increased pricing pressures which could have a negative impact on operating margins and impact our ability to win future renewals.

In addition, as part of the transaction with Leidos, it is contemplated that immediately prior to the transaction, the IS&GS business would enter into third-party financing in an aggregate principal amount of approximately $1.8 billion to finance the $1.8 billion special cash payment and the payment of certain fees and expenses. The IS&GS business (through a subsidiary created for the transaction) has entered into a commitment letter (the “Commitment Letter”) with certain financial institutions to provide this financing through $710 million of Term Loan A facilities and a $1.13 billion Term Loan B facility. Under the terms of the Commitment Letter, if the closing does not occur by July 26, 2016, the lenders (in consultation with us) could require the IS&GS business subsidiary to borrow up to the full amount of the Term Loan B facility in advance of the closing of the transaction (the “Loan Demand”) and deposit the proceeds of such borrowing in escrow to secure such loan, which would increase our total outstanding debt for the period from the date the Loan Demand is exercised until closing of the transaction. If the closing of the transaction were not to occur and our agreement with Leidos was terminated, we would cause the IS&GS business to repay any amounts borrowed and would be entitled to reimbursement for financing costs from Leidos under the term of our agreement with Leidos.

Our business involves significant risks and uncertainties that may not be covered by indemnity or insurance.

A significant portion of our business relates to designing, developing and manufacturing advanced defense and technology products and systems. New technologies may be untested or unproven. Failure of some of these products and services could result in extensive loss of life or property damage. Accordingly, we also may incur liabilities that are unique to our products and services, including combat and air mobility aircraft, missile and space systems, command and control systems, air traffic control management systems, cybersecurity, homeland security and training programs. In some but not all circumstances, we may be entitled to certain legal protections or indemnifications from our customers, either through U.S. Government indemnifications under Public Law 85-804 or the Price-Anderson Act, qualification of our products and services by the Department of Homeland Security under the SAFETY Act provisions of the Homeland Security Act of 2002, contractual provisions or otherwise. We endeavor to obtain insurance coverage from established insurance carriers to cover these risks and liabilities. The amount of insurance coverage that we maintain may not be adequate to cover all claims or liabilities. Existing coverage may be cancelled while we remain exposed to the risk, and it is not possible to obtain insurance to protect against all operational risks and liabilities. For example, we are limited in the amount of insurance we can obtain to cover certain natural hazards, such as earthquakes. We have significant operations in geographic areas prone to this risk, such as Sunnyvale, California. Even if insurance coverage is available, we may not be able to obtain it at a price or on terms acceptable to us. Additionally, disputes with insurance carriers over coverage terms or the insolvency of one or more of our insurance carriers may significantly affect the amount or timing of our cash flows.

Substantial costs resulting from an accident; failure of or defect in our products or services; natural catastrophe or other incident; or liability arising from our products and services in excess of any legal protection, indemnity, and our insurance coverage (or for which indemnity or insurance is not available or not obtained) could adversely impact our financial condition, cash flows, or operating results. Any accident, failure of, or defect in our products or services, even if fully indemnified or insured, could negatively affect our reputation among our customers and the public and make it more difficult for us to compete effectively. It also could affect the cost and availability of adequate insurance in the future.

Pension funding and costs are dependent on several economic assumptions which if changed may cause our future earnings and cash flow to fluctuate significantly as well as affect the affordability of our products and services.

Many of our employees are covered by defined benefit pension plans, and we provide certain health care and life insurance benefits to eligible retirees. The impact of these plans on our U.S. generally accepted accounting principles (GAAP) earnings may be volatile in that the amount of expense we record for our postretirement benefit plans may materially change from year to year because those calculations are sensitive to funding levels as well as changes in several key economic assumptions, including interest rates, rates of return on plan assets, and other actuarial assumptions including participant longevity (also known as mortality), employee turnover, as well as the timing of cash funding. Changes in these factors, including actual returns on plan assets, may also affect our plan funding, cash flow and stockholders’ equity. In addition, the funding of our plans and recovery of costs on our contracts, as described below, also may be subject to changes caused by legislative or regulatory actions. We have taken certain actions over the last few years to mitigate the volatility the plans may have on our cash flows and earnings, including amendments made in June 2014 to certain of our qualified and nonqualified defined benefit pension plans for non-union employees to freeze future retirement benefits. However, the impact of these actions on our cash flow and earnings may be less than anticipated or may be offset by other factors such as changes in actuarial assumptions and plan asset investment returns.

With regard to cash flow, we have made substantial cash contributions to our plans in excess of the amounts required by the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006 (PPA). We generally are able to recover these contributions related to our plans as allowable costs on our U.S. Government contracts, including FMS, but there is a lag between when we contribute cash to our plans under pension funding rules and recover it under U.S. Government Cost Accounting Standards (CAS). Effective February 2012, the CAS rules were revised to harmonize the measurement and period assignment of the pension cost allocable to government contracts with the PPA (CAS Harmonization). In 2013, the cost impact of CAS Harmonization started being phased in with the goal of better aligning the CAS pension cost and ERISA funding requirements being fully achieved in 2017. The enactment of the Highway and Transportation Funding Act of 2014 and Bipartisan Budget Act of 2015 increased the interest rate assumption used to determine our CAS pension costs, which has the effect of lowering the recovery of pension contributions during the affected periods as it decreases our CAS pension costs.

For more information on how these factors could impact earnings, financial position, cash flow and stockholders’ equity, see “Critical Accounting Policies – Postretirement Benefit Plans” in Management’s Discussion and Analysis of Financial Conditions and Results of Operations and “Note 11 – Postretirement Plans” of our consolidated financial statements.

Environmental costs could affect our future earnings as well as the affordability of our products and services.

Our operations are subject to and affected by a variety of federal, state, local and foreign environmental protection laws and regulations. We are involved in environmental responses at some of our facilities, former facilities, and at third-party sites not owned by us where we have been designated a potentially responsible party. In addition, we could be affected by future regulations imposed or claims asserted in response to concerns over climate change, other aspects of the environment or natural resources. We have an ongoing comprehensive sustainability program to reduce the effects of our operations on the environment.

We manage various government-owned facilities on behalf of the government. At such facilities, environmental compliance and remediation costs historically have been the responsibility of the government, and we have relied, and continue to rely with respect to past practices, upon government funding to pay such costs. Although the government remains responsible for capital and operating costs associated with environmental compliance, responsibility for fines and penalties associated with environmental noncompliance typically is borne by either the government or the contractor, depending on the contract and the relevant facts. Some environmental laws include criminal provisions. An environmental law conviction could affect our ability to be awarded future, or perform existing, U.S. Government contracts.

We have incurred and will continue to incur liabilities under various federal, state, local and foreign statutes for environmental protection and remediation. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. Among the variables management must assess in evaluating costs associated with these cases and remediation sites generally are the status of site assessment, extent of the contamination, impacts on natural resources, changing cost estimates, evolution of technologies used to remediate the site, and continually evolving governmental environmental standards and cost allowability issues. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or cleanup to the extent probable and estimable, see “Critical Accounting Policies – Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 14 – Legal Proceedings, Commitments and Contingencies” of our consolidated financial statements.

We are involved in a number of legal proceedings. We cannot predict the outcome of litigation and other contingencies with certainty.

Our business may be adversely affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty. As required by GAAP, we estimate loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements. For a description of our current legal proceedings, see Item 3 – Legal Proceedings and “Note 14 – Legal Proceedings, Commitments and Contingencies” of our consolidated financial statements.

Our success depends, in part, on our ability to maintain a qualified workforce.

Due to the specialized nature of our business, our future performance is highly dependent upon our ability to maintain a workforce with the requisite skills in multiple areas including: engineering, science, manufacturing, information technology, cybersecurity, business development and strategy and management. Our operating performance is also dependent upon personnel who hold security clearances and receive substantial training in order to work on certain programs or tasks. Additionally, as we expand our operations internationally, it will be increasingly important to hire and retain personnel with relevant experience in local laws, regulations, customs, traditions and business practices.

We face a number of challenges that may affect personnel retention such as our endeavors to increase the efficiency of our operations and improve the affordability of our products and services such as workforce reductions and consolidating and relocating certain operations. Additionally, our workforce demographic continues to shift toward a higher proportion of employees nearing retirement. In June 2014, we amended certain of our defined benefit pension plans for non-union employees to freeze future retirement benefits, which may encourage retirement-eligible personnel to elect to retire earlier than anticipated.

To the extent that we lose experienced personnel, it is critical that we develop other employees, hire new qualified personnel, and successfully manage the transfer of critical knowledge. Competition for personnel is intense, and we may not be successful in hiring or retaining personnel with the requisite skills or clearances. We increasingly compete with commercial technology companies outside of the aerospace and defense industry for qualified technical, cyber and scientific positions as the number of qualified domestic engineers is decreasing and the number of cyber professionals is not keeping up with demand. To the extent that these companies grow at a faster rate or face fewer cost and product pricing constraints, they may be able to offer more attractive compensation and other benefits to candidates or our existing employees. To the extent that the demand for skilled personnel exceeds supply, we could experience higher labor, recruiting or training costs in order to attract and retain such employees; we could experience difficulty in performing our contracts if we were unable to do so. We also must manage leadership development and succession planning throughout our business. While we have processes in place for management transition and the transfer of knowledge, the loss of key personnel, coupled with an inability to adequately train other personnel, hire new personnel or transfer knowledge, could significantly impact our ability to perform under our contracts.

Approximately 18% of our employees are covered by collective bargaining agreements with various unions. Historically, where employees are covered by collective bargaining agreements with various unions, we have been successful in negotiating renewals to expiring agreements without any material disruption of operating activities. This does not assure, however, that we will be successful in our efforts to negotiate renewals of our existing collective bargaining agreements in the future. If we encounter difficulties with renegotiations or renewals of collective bargaining arrangements or are unsuccessful in those efforts, we could incur additional costs and experience work stoppages. Union actions at suppliers can also affect us. Any delays or work stoppages could adversely affect our ability to perform under our contracts, which could negatively impact our results of operations, cash flows, and financial condition.

Our estimates and projections may prove to be inaccurate.

The accounting for some of our most significant activities is based on judgments and estimates, which are complex and subject to many variables. For example, accounting for sales using the percentage-of-completion method requires that we assess risks and make assumptions regarding schedule, cost, technical and performance issues for each of our thousands of contracts, many of which are long-term in nature. Additionally, we initially allocate the purchase price of acquired businesses based on a preliminary assessment of the fair value of identifiable assets acquired and liabilities assumed. The size and breadth of significant acquisitions, such as Sikorsky, necessitate the use of a one year measurement period to adequately analyze and assess a number of factors used in establishing the asset and liability fair values as of the acquisition date and could result in adjustments to asset and liability balances, including changes in fair values of contracts assumed, fixed assets, inventories and deferred revenue and changes in fair values of intangible assets and goodwill, as well as changes to the amortization periods assigned to these assets. Any potential adjustments made could be material in relation to the preliminary purchase price allocations recorded on acquisition dates. Another example is the $13.6 billion of goodwill assets recorded on our Balance Sheet as of December 31, 2015 from previous acquisitions which represent greater than 27% of our total assets. These goodwill assets are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in circumstances that indicate goodwill may be impaired. If we experience changes or factors arise that negatively affect the expected cash flows of a reporting unit, we may be required to write off all or a portion of the reporting unit’s related goodwill assets.

Changes in U.S. or foreign tax laws, including those with retroactive effect, and audits by tax authorities could result in unanticipated increases in our tax expense and affect profitability and cash flows. For example, proposals to lower the U.S. corporate income tax rate would require us to reduce our net deferred tax assets upon enactment of the related tax legislation, with a corresponding material, one-time increase to income tax expense; however, our income tax expense and payments would be materially reduced in subsequent years.

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

At December 31, 2015, we owned or leased building space (including offices, manufacturing plants, warehouses, service centers, laboratories and other facilities) at approximately 591 locations primarily in the U.S. Additionally, we manage or occupy various U.S. Government-owned facilities under lease and other arrangements.

At December 31, 2015, we had significant operations in the following locations:

•	Aeronautics – Palmdale, California; Marietta, Georgia; Greenville, South Carolina; Fort Worth and San Antonio, Texas; and Montreal, Canada.
•	Information Systems & Global Solutions – Gaithersburg, Maryland.
•	Missiles and Fire Control – Camden, Arkansas; Orlando, Florida; and Grand Prairie, Texas.
•

Mission Systems and Training – Stratford and Shelton, Connecticut; Colorado Springs, Colorado; Orlando and Jupiter, Florida; Baltimore, Maryland; Moorestown/Mt. Laurel, New Jersey; Owego and Syracuse, New York; Coatesville, Pennsylvania; Akron, Ohio; Manassas, Virginia; and Mielec, Poland.

•	Space Systems – Huntsville, Alabama; Sunnyvale, California; Denver, Colorado; Albuquerque, New Mexico; and Valley Forge, Pennsylvania.
•	Corporate activities – Lakeland, Florida; and Bethesda, Maryland.

In connection with the acquisition of Sikorsky Aircraft Corporation, we assumed 6.5 million square feet of building space. However, as a result of our ongoing consolidation efforts we reduced our overall floor space by 2.1 million square feet at our previously owned heritage properties in 2015.

The following is a summary of our square feet of floor space by business segment at December 31, 2015 (in millions):

	Owned	Leased	U.S. Government- Owned	Total
Aeronautics	5.8	2.5	14.2	22.5
Information Systems & Global Solutions	0.5	3.2	—	3.7
Missiles and Fire Control	4.2	4.3	1.8	10.3
Mission Systems and Training	10.9	8.3	0.4	19.6
Space Systems	8.5	2.6	7.8	18.9
Corporate activities	3.0	1.0	—	4.0
Total	32.9	21.9	24.2	79.0

We believe our facilities are in good condition and adequate for their current use. We may improve, replace or reduce facilities as considered appropriate to meet the needs of our operations.

ITEM 3.	Legal Proceedings.

We are a party to or have property subject to litigation and other proceedings that arise in the ordinary course of our business, including matters arising under provisions relating to the protection of the environment, and are subject to contingencies related to certain businesses we previously owned. These types of matters could result in fines, penalties, compensatory or treble damages or non-monetary sanctions or relief. We believe the probability is remote that the outcome of these matters will have a material adverse effect on the Corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular interim reporting period. We cannot predict the outcome of legal or other proceedings with certainty. These matters include the proceedings summarized in “Note 14 – Legal Proceedings, Commitments and Contingencies” of our consolidated financial statements.

We are subject to federal, state, local and foreign requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have property subject to various lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in us being involved with related legal proceedings, claims and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Critical Accounting Policies – Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 14 – Legal Proceedings, Commitments and Contingencies” of our consolidated financial statements.

On October 26, 2015, the New Mexico Environmental Department (NMED) issued a Notice of Violation (NOV) related to a hazardous waste compliance evaluation that NMED conducted at Sandia National Laboratories in April 2015. Sandia Corporation manages Sandia National Laboratories on behalf of the Department of Energy. The NOV sets forth several violations of New Mexico’s Hazardous Waste Regulations generally related to alleged failures to: make hazardous waste determinations, determine if waste meets land disposal standards, prepare proper manifests, properly train personnel, complete inspection forms, maintain inspection records, properly label waste and comply with time-based waste storage limits. Unlawful disposal of waste as a result of the foregoing was also alleged. NMED proposed a civil penalty of approximately $151,000 which Sandia Corporation paid. We do not currently believe that it is probable that we will incur a material loss related to this matter.

We have reached an agreement to settle with the U.S. Department of Justice (DOJ) and the qui tam relators two previously disclosed lawsuits in which the DOJ filed complaints in partial intervention on August 28, 2003. The lawsuits, United States ex rel. Natural Resources Defense Council, et al., v. Lockheed Martin Corporation, et al., and United States ex rel. John D. Tillson v. Lockheed Martin Energy Systems, Inc., et al., were filed by the relators in 1999 under the civil qui tam provisions of the False Claims Act in the U.S. District Court for the Western District of Kentucky and alleged that we committed violations of the Resource Conservation and Recovery Act (RCRA) at the Paducah Gaseous Diffusion Plant by not properly handling, storing and transporting hazardous waste and that we violated the False Claims Act by misleading Department of Energy officials and state regulators about the nature and extent of environmental noncompliance at the plant. The parties are finalizing the terms of the settlement agreement, which is considered a tentative agreement until it is formally approved by the United States Government. Under the terms of our agreement, we will pay $5 million, of which $4 million will be allocated to all Defendants, including the Corporation and its predecessor, Martin Marietta Corporation; wholly-owned subsidiary Lockheed Martin Energy Systems, Inc. and its predecessor, Martin Marietta Energy Systems, Inc.; and wholly-owned subsidiary Lockheed Martin Utility Services, Inc. and its predecessor Martin Marietta Utility Services, Inc. and the False Claims Act allegations; $500,000 will be allocated to Lockheed Martin Energy Systems, Inc. and RCRA civil penalties; and $500,000 will be allocated to Lockheed Martin Utility Services, Inc. and RCRA civil penalties. We believe that we have substantial defenses to all of the allegations and have agreed to settle the case to avoid the costs of further litigation of this matter which has been ongoing in excess of sixteen years. We will admit no liability or wrongdoing in resolving the matter.

As a U.S. Government contractor, we are subject to various audits and investigations by the U.S. Government to determine whether our operations are being conducted in accordance with applicable regulatory requirements. U.S. Government investigations of us, whether relating to government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines or penalties being imposed upon us, suspension, proposed debarment, debarment from eligibility for future U.S. Government contracting, or suspension of export privileges. Suspension or debarment could have a material adverse effect on us because of our dependence on contracts with the U.S. Government. U.S. Government investigations often take years to complete and many result in no adverse action against us. We also provide products and services to customers outside of the U.S., which are subject to U.S. and foreign laws and regulations and foreign procurement policies and practices. Our compliance with local regulations or applicable U.S. Government regulations also may be audited or investigated.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 4(a).	Executive Officers of the Registrant.

Our executive officers as of February 24, 2016 are listed below, with their ages on that date, positions and offices currently held, and principal occupation and business experience during at least the last five years. There were no family relationships among any of our executive officers and directors. All officers serve at the discretion of the Board of Directors.

Richard F. Ambrose (age 57), Executive Vice President – Space Systems

Mr. Ambrose has served as Executive Vice President of Space Systems since April 2013. He previously served as Vice President and Deputy, Space Systems from July 2012 to March 2013; President, Information Systems & Global Solutions –Security from January 2011 to June 2012; and Vice President and General Manager, Space Systems – Surveillance and Navigations Systems from January 2008 to December 2010.

Sondra L. Barbour (age 53), Executive Vice President – Information Systems & Global Solutions

Ms. Barbour has served as Executive Vice President of Information Systems & Global Solutions since April 2013. She previously served as Senior Vice President and Chief Information Officer from January 2012 to March 2013, and Vice President and Chief Information Officer from February 2008 to January 2012.

Dale P. Bennett (age 59), Executive Vice President – Mission Systems and Training

Mr. Bennett has served as Executive Vice President of Mission Systems and Training since December 2012. He previously served as President, Mission Systems & Sensors from August 2011 to December 2012; President, Global Training and Logistics from June 2010 to July 2011; and President, Simulation, Training & Support from July 2005 to May 2010.

Orlando P. Carvalho (age 57), Executive Vice President – Aeronautics

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

Brian P. Colan (age 55), Vice President, Controller, and Chief Accounting Officer

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

Richard H. Edwards (age 59), Executive Vice President – Missiles and Fire Control

Mr. Edwards has served as Executive Vice President of Missiles and Fire Control since December 2012. He previously served as Executive Vice President, Program and Technology Integration, Missiles and Fire Control from June 2012 to December 2012; and Vice President, Tactical Missiles and Combat Maneuver Systems from July 2005 to June 2012.

Marillyn A. Hewson (age 62), Chairman, President and Chief Executive Officer

Ms. Hewson has served as Chairman, President and Chief Executive Officer of Lockheed Martin since January 2014. Having served 33 years at Lockheed Martin in roles of increasing responsibility, she held the positions of Chief Executive Officer and President from January 2013 to December 2013; President and Chief Operating Officer from November 2012 to December 2012; Executive Vice President – Electronic Systems from January 2010 to November 2012; and President, Systems Integration – Owego from September 2008 to December 2009.

Maryanne R. Lavan (age 56), Senior Vice President, General Counsel and Corporate Secretary

Ms. Lavan has served as Senior Vice President and General Counsel since June 2010 and Corporate Secretary since September 2010. She previously served as Vice President, Internal Audit from February 2007 to June 2010.

Kenneth R. Possenriede (age 56), Vice President and Treasurer

Mr. Possenriede has served as Vice President and Treasurer since July 2011. He previously served as Vice President, Finance and Business Operations of Electronic Systems from July 2008 to June 2011.

Bruce L. Tanner (age 56), Executive Vice President and Chief Financial Officer

Mr. Tanner has served as Executive Vice President and Chief Financial Officer since September 2007.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

At January 29, 2016, we had 29,972 holders of record of our common stock, par value $1 per share. Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol LMT. Information concerning the stock prices based on intra-day trading prices as reported on the NYSE composite transaction tape and dividends paid during the past two years is as follows:

Common Stock – Dividends Paid Per Share and Market Prices

	Dividends Paid Per Share		Stock Prices (High-Low)
Quarter	2015	2014	2015	2014
First	$1.50	$1.33	$207.06 - $186.01	$168.41 - $144.69
Second	1.50	1.33	206.19 - 185.65	168.87 - 153.54
Third	1.50	1.33	213.34 - 181.91	182.27 - 156.23
Fourth	1.65	1.50	227.91 - 199.01	198.72 - 166.28
Year	$6.15	$5.49	$227.91 - $181.91	$198.72 - $144.69

Stockholder Return Performance Graph

The following graph compares the total return on a cumulative basis of $100 invested in Lockheed Martin common stock on December 31, 2010 to the Standard and Poor’s (S&P) 500 Index and the S&P Aerospace & Defense (S&P Aero) Index.

The S&P Aero Index comprises General Dynamics Corporation, Honeywell International Inc., L3 Communications Holdings Inc., Lockheed Martin Corporation, Northrop Grumman Corporation, Precision Cast Parts Corporation, Raytheon Company, Rockwell Collins, Inc., Textron Inc., The Boeing Company, and United Technologies Corporation. The stockholder return performance indicated on the graph is not a guarantee of future performance.

This graph is not deemed to be “filed” with the U.S. Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the Exchange Act), and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Exchange Act.

Purchases of Equity Securities

The following table provides information about our repurchases of our common stock registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended December 31, 2015.

Period (a)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Amount Available for Future Share Repurchases Under the Plans or Programs (b)
				(in millions)
September 28, 2015 – October 25, 2015	754,286	$208.57	754,004	$4,150
October 26, 2015 – November 29, 2015	1,300,340	$218.87	1,300,071	$3,866
November 30, 2015 – December 31, 2015	1,231,351	$217.27	1,221,812	$3,600
Total	3,285,977(c)	$215.90	3,275,887	$3,600

(a)

We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, September 28, 2015 was the first day of our October 2015 fiscal month.

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

(c)

During the quarter ended December 31, 2015, the total number of shares purchased included 10,090 shares that were transferred to us by employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the program.

ITEM 6.	Selected Financial Data.

(In millions, except per share data)	2015	2014	2013	2012	2011
Operating results
Net sales	$46,132	$45,600	$45,358	$47,182	$46,499
Operating profit (a)(b)	5,436	5,592	4,505	4,434	4,020
Net earnings from continuing operations (a)(b)	3,605	3,614	2,950	2,745	2,667
Net earnings (a)(b)	3,605	3,614	2,981	2,745	2,655
Net earnings from continuing operations per common share
Basic (a)(b)	11.62	11.41	9.19	8.48	7.94
Diluted (a)(b)	11.46	11.21	9.04	8.36	7.85
Net earnings per common share
Basic (a)(b)	11.62	11.41	9.29	8.48	7.90
Diluted (a)(b)	11.46	11.21	9.13	8.36	7.81
Cash dividends declared per common share	$6.15	$5.49	$4.78	$4.15	$3.25
Balance sheet (c)
Cash, cash equivalents and short-term investments (b)	$1,090	$1,446	$2,617	$1,898	$3,582
Total current assets	16,198	12,322	13,329	13,855	14,094
Goodwill (d)	13,576	10,862	10,348	10,370	10,148
Total assets (b)(d)	49,128	37,046	36,163	38,629	37,878
Total current liabilities	14,057	11,112	11,120	12,155	12,130
Total debt, net (e)	15,261	6,142	6,127	6,280	6,430
Total liabilities (b)(e)	46,031	33,646	31,245	38,590	36,877
Stockholders’ equity (b)	3,097	3,400	4,918	39	1,001
Common shares in stockholders’ equity at year-end	303	314	319	321	321
Cash flow information
Net cash provided by operating activities (b)(f)	$5,101	$3,866	$4,546	$1,561	$4,253
Net cash used for investing activities (g)	(9,734)	(1,723)	(1,121)	(1,177)	(788)
Net cash provided by (used for) financing activities (h)	4,277	(3,314)	(2,706)	(2,068)	(2,144)
Backlog (i)	$99,600	$80,547	$82,600	$82,300	$80,700

(a)

Our operating profit, earnings and earnings per share were affected by severance charges of $102 million ($66 million or $.21 per share, after tax) in 2015 (Note 15); severance charges of $201 million ($130 million or $.40 per share, after tax) in 2013 (Note 15); and severance charges of $136 million ($88 million or $.26 per share, after tax) in 2011; a non-cash goodwill impairment charge of $119 million ($107 million or $.33 per share, after tax) in 2014 (Note 1); and a non-cash goodwill impairment charge of $195 million ($176 million or $.54 per share, after tax) in 2013 (Note 1).

(b)

The impact of our postretirement benefit plans can cause our operating profit, net earnings, cash flows and amounts recorded on our Balance Sheets to fluctuate. Accordingly, our earnings were affected by FAS/CAS pension income of $471 million and $376 million in 2015 and 2014 and expense of $482 million, $830 million, and $922 million in 2013, 2012, and 2011. We had $5 million in pension contributions in 2015 (for Sikorsky plans), as compared to $2.0 billion in 2014, $2.25 billion in 2013, $3.6 billion in 2012 and $2.3 billion in 2011, and these contributions caused fluctuations in our operating cash flows and cash balance between each of those years. Fluctuations in our total assets, total liabilities and stockholders’ equity between years from 2011 to 2014 primarily were due to the annual measurement of the funded status of our postretirement benefit plans. See “Critical Accounting Policies – Postretirement Benefit Plans” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

(c)	Certain prior period amounts have been reclassified to conform to current year presentation.
(d)

The increase in our goodwill and total assets from 2014 to 2015 was primarily attributable to the Sikorsky acquisition, which resulted in an increase in goodwill and total assets of $2.8 billion and $11.7 billion, respectively.

(e)

The increase in our total debt and total liabilities from 2014 to 2015 was primarily a result of the debt incurred to fund the Sikorsky acquisition, as well as the issuance of debt in February of 2015 for general corporate purposes (Note 3 and Note 10).

(f)

The fluctuations in our net cash provided by operating activities between years from 2011 to 2015 were due to changes in pension contributions, working capital and tax payments made. See “Liquidity and Cash Flows” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

(g)

The increase in our cash used for investing activities in 2015 and 2014 was attributable to acquisitions of businesses, including the $9.0 billion acquisition of Sikorsky in 2015, net of cash acquired (Note 3).

(h)

The increase in our cash provided by financing activities in 2015 was primarily a result of the debt incurred to fund the Sikorsky acquisition (Note 10). The increase in our cash used for financing activities in 2014 was due to decreased proceeds from stock option exercises, higher dividends paid and increased payments for repurchases of common stock. See “Liquidity and Cash Flows” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

(i)

Backlog at December 31, 2015 includes approximately $15.6 billion related to Sikorsky and $4.8 billion related to our IS&GS business segment, which we plan to divest in 2016. Sikorsky backlog may change as we complete our acquired backlog analysis.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics and information services. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. In 2015, 78% of our $46.1 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 58% from the Department of Defense (DoD)), 21% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government) and 1% were from U.S. commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security and information technology, including cybersecurity.

We operate in five business segments: Aeronautics, Information Systems & Global Solutions (IS&GS), Missiles and Fire Control (MFC), Mission Systems and Training (MST) and Space Systems. We organize our business segments based on the nature of products and services offered.

We operate in an environment characterized by both increasing complexity in global security and continuing economic pressures in the U.S. and globally. A significant component of our strategy in this environment is to focus on program execution, improving the quality and predictability of the delivery of our products and services and placing security capability quickly into the hands of our U.S. and international customers at affordable prices. Recognizing that our customers are resource constrained, we are endeavoring to develop and extend our portfolio domestically in a disciplined manner with a focus on adjacent markets close to our core capabilities, as well as growing our international sales. We continue to focus on affordability initiatives. We also expect to continue to invest in technologies to fulfill new mission requirements for our customers and invest in our people so that we have the technical skills necessary to succeed without limiting our ability to return substantially all of our free cash flow1 to our investors in the form of dividends and share repurchases over the next two years.

We expect 2016 net sales will increase in the high single digit range from 2015 levels. The projected growth is driven by the addition of Sikorsky and increased volume expected on the F-35 program, offset by volume declines at our IS&GS and Space Systems business segments. We expect our 2016 segment operating profit will decline in the high single digit range from 2015 levels due to an expected decrease in segment operating profit at our IS&GS, MFC and Space Systems business segments. Operating margin is expected to decline due to costs associated with the Sikorsky acquisition, including the impact of purchase accounting adjustments, integration costs and inherited restructuring costs associated with actions committed to by Sikorsky prior to acquisition. Accordingly, we expect 2016 segment operating profit margin will be below 2015 levels, in the 10% range. Our 2016 outlook includes amounts for the government IT infrastructure services and technical services businesses we expect to divest. The 2016 outlook will not be adjusted to exclude these businesses until a divestiture is completed. Our outlook for 2016 assumes the U.S. Government continues to support and fund our key programs, consistent with the government fiscal year (GFY) 2016 budget. Changes in circumstances may require us to revise our assumptions, which could materially change our current estimate of 2016 net sales and operating profit margin. For additional information related to trends in net sales and operating profit at our business segments, see the “Business Segment Results of Operations” section below.

Portfolio Shaping Activities

We continuously strive to strengthen our portfolio of products and services to meet the current and future needs of our customers. We accomplish this in part by our independent research and development activities and through acquisition, divestiture and internal realignment activities.

We selectively pursue the acquisition of businesses and investments at attractive valuations that will expand or complement our current portfolio and allow access to new customers or technologies. We also may explore the divestiture of businesses that no longer meet our needs or strategy or that could perform better outside of our organization. In pursuing our business strategy, we routinely conduct discussions, evaluate targets and enter into agreements regarding possible acquisitions, divestitures, ventures and equity investments.

1 We define free cash flow as cash from operations as determined under U.S. generally accepted accounting principles (GAAP), less capital expenditures as presented on our Statements of Cash Flows.

Strategic Actions

Acquisition of Sikorsky Aircraft Corporation

On November 6, 2015, pursuant to a Stock Purchase Agreement, dated as of July 19, 2015 by and between us and United Technologies Corporation (UTC) and certain wholly-owned subsidiaries of UTC, we completed the acquisition of Sikorsky Aircraft Corporation (Sikorsky) for $9.0 billion, net of cash acquired. Sikorsky, a global company primarily engaged in the design, manufacture, service and support of military and commercial helicopters, has become a wholly-owned subsidiary of ours, aligned under the MST business segment. We funded the acquisition with new debt issuances, commercial paper and cash on hand. We and UTC made a joint election under Section 338(h)(10) of the Internal Revenue Code, which treats the transaction as an asset purchase for tax purposes. This election generates a cash tax benefit with an estimated net present value of $1.9 billion for us and our stockholders. The financial results of the acquired Sikorsky business have been included in our consolidated results of operations from the November 6, 2015 acquisition date through December 31, 2015. Accordingly, the consolidated financial results for the year ended December 31, 2015 do not reflect a full year of Sikorsky operations. See “Capital Structure, Resources and Other” below for a discussion of the debt we incurred in connection with the Sikorsky acquisition.

Strategic Review of Government Information Technology (IT) and Technical Services Businesses

Information Systems & Global Solutions Divestiture

On January 26, 2016 we entered into definitive agreements to separate and combine our Information Systems & Global Solutions (IS&GS) business segment with Leidos Holdings, Inc. (Leidos) in a tax-efficient Reverse Morris Trust transaction anticipated to unlock approximately $5.0 billion in estimated enterprise value for our stockholders, including a $1.8 billion one-time special cash payment to us. We intend to use the net proceeds of the transaction to repay debt, pay dividends or repurchase our stock. Additionally, our stockholders will receive approximately 50.5 percent of the outstanding equity of Leidos on a fully diluted basis (approximately 77 million shares) with an estimated value of $3.2 billion based on Leidos’ stock price on the date of announcement. However, the actual value of the stock to be received by our stockholders will depend on the value of such shares at the time of closing of the transaction and our stockholders may receive more or less than the anticipated value. At our election, the distribution may be effected by means of a pro rata dividend in a spin-off transaction or in an exchange offer for outstanding Lockheed Martin Shares in a split-off transaction. The transaction structure, which is subject to market conditions, is currently contemplated to be a split-off transaction resulting in a decrease in our outstanding common shares and a significant book gain at closing. In a split-off transaction, only those stockholders that elect to participate will receive Leidos shares in the merger transaction, provided, that, if the exchange offer is not fully subscribed, Lockheed Martin will spin-off the remaining shares to be converted into Leidos stock in the merger pro rata.

Subsequent to the program realignment described below, our IS&GS business segment represents the government IT and technical services businesses that were under strategic review. The transaction is expected to close in the third or fourth quarter of 2016. Until closing, IS&GS will operate as a business segment and financial results for the IS&GS business segment will be reported in our continuing operations.

Program Realignment

During the fourth quarter of 2015, we realigned certain programs among our business segments in connection with the strategic review of our government IT and technical services businesses. As part of the realignment:

•

command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) and government cyber programs were transferred from the IS&GS business segment to the MST business segment;

•	energy solutions programs were transferred from the IS&GS business segment to the MFC business segment;
•	space ground station programs were transferred from the IS&GS business segment to Space Systems business segment; and
•	technical services programs were transferred from the MFC business segment to the IS&GS business segment.

Subsequent to the program realignment, the government IT and technical services businesses that were under strategic review are now aligned under the IS&GS business segment. The program realignment did not impact our consolidated results of operations. The amounts, discussion and presentation of our business segment financial results for all periods presented reflect this realignment.

Other Acquisitions

In addition to the previously described acquisition of Sikorsky in 2015, we had the following significant acquisition related activity in each of the prior two years:

In 2014, we paid $898 million for acquisitions of businesses and investments in affiliates, net of cash acquired, primarily related to the following acquisitions:

•	Systems Made Simple – a provider of health information technology solutions, which is included in our IS&GS business segment;
•

Zeta Associates, Inc. – a designer of systems that enable collection, processing, safeguarding and dissemination of information for intelligence and defense communities, which is included in our Space Systems business segment; and

•	Industrial Defender – a provider of cybersecurity solutions for control systems in the oil and gas, utility and chemical industries, which is included in our IS&GS business segment.

In 2013, we paid $269 million for acquisitions of businesses and investments in affiliates, net of cash acquired, primarily related to the acquisition of Amor Group, a United Kingdom-based company specializing in information technology, civil government services and the energy market. Amor Group is included in our IS&GS business segment.

For additional information, see “Note 3 – Acquisitions and Divestitures” of our consolidated financial statements.

Industry Considerations

U.S. Government Funding Constraints

The U.S. Government, our principal customer, continues to face significant fiscal and economic challenges such as financial deficits, budget uncertainty, increasing debt levels, and an economy with restrained growth. To address these challenges, the U.S. Government continues to focus on discretionary spending, entitlement programs, taxes, and other initiatives to stimulate the economy, create jobs, and reduce the deficit. In doing so, the Administration and Congress must balance decisions regarding defense, homeland security and other federal spending priorities in a constrained fiscal environment largely imposed by the Budget Control Act of 2011 (Budget Control Act). The Budget Control Act established limits on discretionary spending, which provided for reductions to planned defense spending of $487 billion over a 10 year period that began with GFY 2012 (a U.S. Government fiscal year starts on October 1 and ends on September 30). The Budget Control Act also provided for additional automatic spending reductions, known as sequestration, which went into effect on March 1, 2013, that would have reduced planned defense spending by an additional $500 billion over a nine-year period that began in GFY 2013.

On November 2, 2015, the President signed into law the Bipartisan Budget Act of 2015 (BBA 2015). BBA 2015 raises the limit on the government’s debt until March 2017 and raises the sequester caps imposed by the Budget Control Act by $80 billion, split equally between defense and non-defense spending over the next two years ($50 billion in GFY 2016 and $30 billion in GFY 2017). On December 18, 2015, the President signed into law the Consolidated Appropriations Act of 2016, funding the government through September 30, 2016 and on February 9, 2016, the President submitted a budget proposal for GFY 2017, consistent with BBA 2015 funding levels. BBA 2015 includes discretionary funding for DoD of approximately $580 billion in GFY 2016 and $583 billion in GFY 2017. This funding includes a base budget for the DoD of approximately $521 billion in GFY 2016 and $524 billion in GFY 2017. BBA 2015 also provides approximately $59 billion for DoD Overseas Contingency Operations (OCO) spending in each of GFY 2016 and GFY 2017.

The Bipartisan Budget Act of 2013 (BBA 2013) passed by Congress in December 2013 alleviated some budget cuts that would have otherwise been instituted through sequestration in GFY 2014 and GFY 2015. Together, BBA 2013 and BBA 2015 (collectively, the Bipartisan Budget Acts) increased discretionary spending limits through GFY 2017. However, the Bipartisan Budget Acts retained sequestration cuts for GFYs 2018 through 2021, including the across-the-board spending reduction methodology provided for in the Budget Control Act. As a result, there remains uncertainty regarding how, or if, sequestration cuts will be applied in GFY 2018 and beyond. DoD and other agencies may have significantly less flexibility in how to apply budget cuts in future years. While the defense budget sustained the largest single reductions under the Budget Control Act, other civil agencies and programs have also been impacted by significant spending reductions. In light of the Budget Control Act and deficit reduction pressures, it is likely that discretionary spending by the U.S. Government will remain constrained for a number of years. Additionally, if an annual appropriations bill is not enacted for GFY 2017 or beyond, the U.S. Government may operate under a continuing resolution, restricting new contract or program starts and government shutdowns could arise. We anticipate there will continue to be significant debate within the U.S. Government over defense spending throughout the budget appropriations process for GFY 2017 and beyond. The outcome of these debates could have long-term consequences for our industry and company as described below. However, we continue to believe that our portfolio of products and services will continue to be well supported in a strategically focused allocation of budget resources.

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

Despite the continued uncertainty surrounding U.S. Government budgets, we have sought to align our businesses with what we believe are the most critical national priorities and mission areas. Additionally, we are seeking to lessen our dependence on contracts with the U.S. Government by focusing on expanding into adjacent markets close to our core capabilities and growing international sales but we may not be successful in this strategy. The possibility remains, however, that our programs could be materially reduced, extended, or terminated as a result of the U.S. Government’s continuing assessment of priorities, changes in government priorities, or budget reductions, including sequestration (particularly in those circumstances where sequestration is implemented across-the-board without regard to national priorities). Additionally, decreases in production volume associated with budget cuts, including sequestration, will increase unit costs making our products less affordable for both our U.S. and international customers. In particular, if sequestration level spending cuts are reinstated in GFY 2018, we may experience significant rescheduling or termination activity with our supplier base. Such activity could result in claims from our suppliers, which may include the amount established in any settlement agreements, the costs of evaluating the supplier settlement proposals, and the costs of negotiating settlement agreements. Budget cuts, including sequestration, could result in restructuring charges, impairment of assets, including goodwill, or other charges. We expect costs associated with claims from our suppliers and restructuring charges will be recovered from our customers.

Generally, we expect that the impact of budget reductions on our operating results will lag in certain of our businesses with longer cycles such as our Aeronautics and Space Systems business segments, and our products businesses within our MFC and MST business segments, due to our production contract backlog. However, our businesses with smaller, short-term contracts are the most susceptible to the impacts of budget reductions, such as our IS&GS business segment. We have also experienced increased market pressures in these services businesses including lower in-theater support as troop levels are drawn down and increased re-competition on existing contracts coupled with the fragmentation of large contracts into multiple smaller contracts that are awarded primarily on the basis of price. Additionally, our services businesses across most of our business segments have experienced lower volume due to improved product field performance that require less service support.

International Business

A key component of our strategic plan is to grow our international sales. To accomplish this growth, we continue to focus on expanding our in-country presence and strengthening our relationships internationally through partnerships and local production joint technology offices. Since 2013, we have acquired Amor Group, a United Kingdom-based company, and we have opened new in-country offices including in Israel, United Kingdom, the United Arab Emirates (UAE), Saudi Arabia and Qatar that will enable development of ventures to create products and enhance our offerings in technology, aerospace and security sectors. We conduct business with international customers primarily through our Aeronautics, MFC and MST business segments.

In our Aeronautics business segment, there remains strong international interest in the F-35 program. The F-35 program includes commitments from eight international partner countries and three international customers; as well as expressions of interest from other countries. The U.S. Government and the eight partner countries continue to work together on the design, testing, production and sustainment of the F-35. The international role on the program continues to grow as we have successfully delivered aircraft to five international partners, including the first two Norwegian aircraft. In 2015, the first Italian Final Assembly and Check-Out Facility produced F-35 aircraft was delivered. The award of the Low Rate Initial Production (LRIP) 9 undefinitized contract action in 2015 included 21 international orders for four international partners and customers.

Other areas of international expansion at our Aeronautics business segment include the F-16 and C-130J programs. In 2015, the Iraqi F-16 contract was definitized and production continues into 2017. Also, the award from Singapore in 2015 for F-16 aircraft upgrades establishes work into 2023. The C-130J Super Hercules aircraft continued to draw interest from various international customers in 2015.

Our MFC business segment produces the Patriot Advanced Capability-3 (PAC-3) and Terminal High Altitude Area Defense (THAAD) air and missile defense systems, which continue to generate significant international interest. The PAC-3 is an advanced missile defense system designed to intercept incoming airborne threats. During 2015 we received orders for PAC-3 systems from the Kingdom of Saudi Arabia and South Korea, in addition to the award we received in 2014 to provide PAC-3 missile defense equipment to Qatar. THAAD international customers include the UAE. Other international customers include Japan, Germany, the Netherlands, Taiwan and Kuwait. Other countries in the Middle East, Europe and the Asia-Pacific region have also expressed interest in our air and missile defense systems. Additionally, we continue to see international demand for our tactical missile and fire control products.

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

Our acquisition of Sikorsky adds a significant international component to the MST business segment with an installed base of over 1,000 aircraft internationally. We have active development, production, and sustainment support of the UH-60 Black Hawk and MH-60 Seahawk aircraft to foreign military customers, including Australia, Denmark, Taiwan, Saudi Arabia, and Colombia. The S-76 and S-92 aircraft is sold to commercial customers in the oil and gas industry, emergency medical evacuation, and search and rescue fleets in over 30 countries, including customers and end-users in China, Japan, Brazil, Saudi Arabia, the UAE, and the United Kingdom.

Status of the F-35 Program

The F-35 program consists of a development contracts, multiple production contracts and sustainment activities. The development contracts are being performed concurrent with the production contracts. Concurrent performance of development and production contracts is used for complex programs to test aircraft, shorten the time to field systems, and achieve overall cost savings. We expect the System Development and Demonstration portion of the development contracts will be substantially complete in 2017, with less significant efforts continuing into 2019. Production of the aircraft is expected to continue for many years given the U.S. Government’s current inventory objective of 2,443 aircraft for the Air Force, Marine Corps, and Navy; commitments from our eight international partners and three international customers; as well as expressions of interest from other countries.

The U.S. Government continues to complete various operational tests, including ship trials, mission system evaluations, and weapons testing, with the F-35 aircraft fleet recently surpassing 50,000 flight hours. Progress continues to be made on the production of aircraft. In July 2015, the U.S. Marine Corps declared that the F-35B had reached initial operating capability, which makes it the first variant available for combat. As of December 31, 2015, we have delivered 154 production aircraft to our U.S. and international partners including delivery of the first Italian Final Assembly and Check-Out Facility produced F-35, and have 114 production aircraft in backlog, including orders from our international partners.

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

Cybersecurity

On July 9, 2015, the U.S. Office of Personnel Management (OPM) announced that the background investigation records of 21.5 million current, former and prospective Federal employees and contractors had been compromised as a result of a cyber-security incident. Many of our current as well as former employees were the subjects of background investigations in connection with former government service or as part of the screening process for a security clearance. We are currently assessing the impact of this cyber-security incident but do not yet know the impact, if any, on Lockheed Martin or our current or former employees.

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

	2015	2014	2013
Net sales	$46,132	$45,600	$45,358
Cost of sales	(40,932)	(40,345)	(41,171)
Gross profit	5,200	5,255	4,187
Other income, net	236	337	318
Operating profit (a)	5,436	5,592	4,505
Interest expense	(443)	(340)	(350)
Other non-operating income, net	30	6	—
Earnings from continuing operations before income taxes	5,023	5,258	4,155
Income tax expense	(1,418)	(1,644)	(1,205)
Net earnings from continuing operations	3,605	3,614	2,950
Net earnings from discontinued operations	—	—	31
Net earnings	$3,605	$3,614	$2,981
Diluted earnings per common share
Continuing operations	$11.46	$11.21	$9.04
Discontinued operations	—	—	.09
Total diluted earnings per common share	$11.46	$11.21	$9.13

(a)

Operating profit includes $45 million of operating loss at Sikorsky, which is less than one percent of consolidated operating profit in 2015. Sikorsky’s operating loss is net of intangible amortization and adjustments required to account for the acquisition of this business in the fourth quarter of 2015.

Certain amounts reported in other income, net, primarily our share of earnings or losses from equity method investees, are included in the operating profit of our business segments. Accordingly, such amounts are included in our discussion of our business segment results of operations.

Net Sales

We generate sales from the delivery of products and services to our customers. Product sales are predominantly generated in our Aeronautics, MFC, MST and Space Systems business segments and most of our service sales are generated in our IS&GS and MST business segments. Our consolidated net sales were as follows (in millions):

	2015	2014	2013
Products	$35,882	$36,093	$35,691
Services	10,250	9,507	9,667
Total net sales	$46,132	$45,600	$45,358

Substantially all of our contracts are accounted for using the percentage-of-completion method. Under the percentage-of-completion method, we record net sales on contracts based upon our progress towards completion on a particular contract, as well as our estimate of the profit to be earned at completion. The following discussion of material changes in our consolidated net sales should be read in tandem with the subsequent discussion of changes in our consolidated cost of sales and our business segment results of operations because changes in our sales are typically accompanied by a corresponding change in our cost of sales due to the nature of the percentage-of-completion method.

Product Sales

Our product sales represent 78% of our total sales in 2015 and 79% of our total sales in 2014. Product sales decreased $211 million, or 1%, in 2015 as compared to 2014. Lower product sales of about $290 million at Space Systems, approximately $250 million at MFC and approximately $110 million at IS&GS were offset by higher product sales of about $320 million at MST and approximately $120 million at Aeronautics. The decrease in product sales at Space Systems was attributable to lower volume for government satellite programs (primarily Advanced Extremely High Frequency (AEHF). Product sales at MFC decreased due to lower volume on air and missile defense systems programs (primarily PAC-3). The decline in product sales at IS&GS was a result of key program completions, lower customer funding levels and increased competition, coupled with the fragmentation of existing large contracts into multiple smaller contracts that are awarded primarily on the basis of price. The increase in product sales at MST was primarily attributable to product sales from Sikorsky, which we acquired in the fourth quarter of 2015. Product sales at Aeronautics increased primarily due to higher volume on F-35 production contracts, as well as increased deliveries on our C-5 program; partially offset by fewer aircraft deliveries for our C-130 and F-16 programs and lower sustainment activities on our F-22 program.

Our product sales represent 79% of our total sales in both 2014 and 2013. Product sales increased $402 million, or 1%, in 2014 as compared to 2013. Higher product sales of about $815 million at Aeronautics and approximately $280 million at MFC were partially offset by lower product sales of about $275 million at Space Systems, approximately $235 million at IS&GS and approximately $185 million at MST. The increase in product sales at Aeronautics was attributable to higher volume on F-35 production contracts and sustainment activities, increased aircraft deliveries (F-16 program) and increased risk retirements (F-22 program). Product sales at MFC increased as a result of increased volume on air and missile defense systems programs (primarily THAAD), and increased deliveries on fire control programs (including the Apache Fire Control System (Apache)). The decline in product sales at Space Systems was due to lower volume for government satellite programs (primarily Advanced Extremely High Frequency (AEHF), Global Positioning System III (GPS-III), and Mobile User Objective System (MUOS)); and as a result of mission solutions’ programs transitioning from development to operations and support, wind-down or completion of certain programs, and defense budget cuts. The decline in product sales at Space Systems was partially offset by increased volume in the Orion program (primarily the first unmanned test flight of the Orion Multi-Purpose Crew Vehicle (MPCV)). Lower product sales at IS&GS were primarily due to the wind down or completion of certain programs and decreased volume in technical services programs reflecting market pressures. Lower product sales at MST were primarily driven by the wind-down or completion of certain command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) programs (primarily PTDS).

Service Sales

Our service sales represent 22% of our total sales in 2015 and 21% of our total sales in 2014. Service sales increased $743 million, or 8%, in 2015 as compared to 2014. The increase in service sales was primarily attributable to higher service sales of approximately $530 million at Aeronautics and about $190 million at Space Systems. Higher service sales at Aeronautics were primarily due to increased sustainment activities (primarily F-35). The increase in service sales at Space Systems was primarily due to service sales of entities acquired in the third quarter of 2014.

Our service sales represent 21% of our total sales in both 2014 and 2013. Service sales decreased $160 million, or 2%, in 2014 as compared to 2013. Lower service sales of approximately $225 million at IS&GS and approximately $120 million at MST were partially offset by higher service sales at Space Systems of about $190 million. The decline in service sales at IS&GS was primarily due to various technical services programs as a result of decreased volume reflecting market pressures. The decline in service sales at MST was primarily due to the wind-down or completion of certain programs. The increase in sales at Space Systems was primarily due to commercial space transportation programs resulting from launch-related activities.

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

	2015	2014	2013
Cost of sales – products	$(32,006)	$(31,965)	$(31,346)
% of product sales	89.2%	88.6%	87.8%
Cost of sales – services	(9,011)	(8,393)	(8,588)
% of service sales	87.9%	88.3%	88.8%
Goodwill impairment charges	—	(119)	(195)
Severance charges	(102)	—	(201)
Other unallocated, net	187	132	(841)
Total cost of sales	$(40,932)	$(40,345)	$(41,171)

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

Product Costs

Product costs increased approximately $41 million, or less than 1%, in 2015 as compared to 2014. Increased product costs of approximately $445 million at MST and about $180 million at Aeronautics, were offset by decreases in product costs of approximately $325 million at Space Systems, $195 million at MFC and $65 million at IS&GS. Increases in product costs at MST were due primarily to the Sikorsky acquisition, including costs of Sikorsky products, intangible amortization and adjustments required to account for the acquisition in the fourth quarter of 2015. Higher product costs at Aeronautics were attributable to the reasons stated above for higher product sales, as well as decreased risk retirements (primarily F-22). The changes in product costs at Space Systems, MFC and IS&GS were attributable to the reasons stated above for higher product sales.

Product costs increased $619 million, or 2%, in 2014 as compared to 2013. Product costs increased approximately $815 million at Aeronautics and approximately $325 million at MFC. Increases in product costs at Aeronautics and MFC were primarily due to the reasons described above for higher product sales at each respective business segment and net warranty reserve adjustments recorded in 2014 at MFC (including Joint Air-to-Surface Standoff Missile (JASSM), and Guided Multiple Launcher Rocker Systems (GMLRS)). These increases in product costs were partially offset by decreases of about $195 million at IS&GS, $255 million at Space Systems and $70 million at MST, primarily due to the reasons described above for lower product sales at each respective business segment. Additionally, lower product costs at MST were partially offset by costs related to the settlements of contract cost matters on certain programs in the prior year (including a portion of the terminated presidential helicopter program) that were not repeated in 2014 and higher reserves recorded on certain training and logistics solutions programs during 2014. The 0.8% increase in product costs as a percentage of product sales in 2014 compared to 2013 was primarily due to the reasons described above for increasing product costs at MFC, and decreased risk retirements at Aeronautics (primarily F-16).

Service Costs

Service costs increased $618 million, or 7%, in 2015 compared to 2014. Higher service costs of approximately $450 million at Aeronautics and about $230 million at Space Systems were due to the reasons stated above for higher service sales. These increases in service costs were partially offset by a decrease in service costs of about $80 million at MFC due primarily to lower service costs on various air and missile defense programs.

Service costs decreased $195 million, or 2%, in 2014 as compared to 2013. Lower service costs of about $230 million at IS&GS, approximately $100 million at MST, and approximately $40 million at Aeronautics were partially offset by an increase in service costs of approximately $160 million at Space Systems. The decline at IS&GS was primarily attributable to lower volume for various technical services programs. The decline at MST was primarily attributable to lower costs upon wind-down or completion of certain programs. The decline at Aeronautics was mostly attributable to decreased sustainment activities. The increase at Space Systems was primarily attributable to commercial space transportation programs due to launch-related activities. The 0.5% decrease in service costs as a percentage of service sales in 2014 compared to 2013 was primarily due to items decreasing service costs at IS&GS.

Goodwill Impairment Charges

In the fourth quarter of 2015, we performed our annual goodwill impairment test for each of our reporting units. Additionally, as part of our previously described program realignment, goodwill was re-allocated between affected reporting units on a relative fair value basis and goodwill impairment tests were performed prior and subsequent to the realignment. In connection with our goodwill impairment testing in 2015, we determined there was no goodwill impairment.

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

Restructuring Charges

2015 Actions

During 2015, we recorded charges related to certain severance actions totaling $102 million, of which $67 million related to our MST business segment and $35 million related to our IS&GS business segment (prior to realignment). These charges reduced our 2015 net earnings by $66 million ($.21 per share). These severance actions resulted from a review of future workload projections and to reduce our costs in order to improve the affordability of our products and services. The charges consisted of severance costs associated with the planned elimination of certain positions through either voluntary or involuntary actions. Upon separation, terminated employees will receive lump-sum severance payments primarily based on years of service, the majority of which are expected to be paid over the next several quarters. As of December 31, 2015, we have paid approximately $18 million in severance payments associated with these actions.

In connection with the Sikorsky acquisition, we assumed obligations related to certain restructuring actions committed to by Sikorsky in June 2015. These actions included a global workforce reduction of approximately 1,400 production-related positions and facilities consolidations. As of December 31, 2015, accrued restructuring costs associated with these actions are approximately $15 million, all of which are expected to be paid in 2016. Net of amounts we anticipate to recover through the pricing of our products and services to our customers, we also expect to incur an additional $40 million of costs in 2016 related to these actions.

2013 Actions

During 2013, we recorded charges related to certain severance actions totaling $201 million, of which $83 million, $37 million and $81 million related to our IS&GS, MST and Space Systems business segments (prior to realignment). These charges reduced our 2013 net earnings by $130 million ($.40 per share) and primarily related to a plan we committed to in November 2013 to close and consolidate certain facilities and reduce our total workforce by approximately 4,000 positions. These charges also include $30 million related to certain severance actions that occurred in the first quarter of 2013, which were subsequently paid in 2013.

The November 2013 plan resulted from a strategic review of these businesses’ facility capacity and future workload projections. Upon separation, terminated employees receive lump-sum severance payments primarily based on years of service. As of December 31, 2015, we have paid approximately $153 million in severance payments associated with this action, of which approximately $46 million, $92 million and $15 million was paid in 2015, 2014 and 2013, respectively. The remaining severance payments are expected to be paid in 2016.

We also expect to incur total accelerated costs (e.g., accelerated depreciation expense related to long-lived assets at sites closed) and incremental costs (e.g., relocation of equipment and other employee related costs) of approximately $10 million, $50 million and $180 million at our IS&GS, MST and Space Systems business segments through the completion of this plan in 2016. As of December 31, 2015, we have incurred total accelerated and incremental costs of approximately $225 million, of which approximately $115 million, $90 million and $20 million was recorded in 2015, 2014 and 2013, respectively. The accelerated and incremental costs are recorded as incurred in cost of sales on our Statements of Earnings and included in the respective business segment’s results of operations.

We expect to recover a substantial amount of the restructuring charges through the pricing of our products and services to the U.S. Government and other customers, with the impact included in the respective business segment’s results of operations. Of the total severance, accelerated and incremental costs mentioned above, we recovered approximately $65 million in 2015 and $50 million in 2014 and expect to recover approximately $60 million in 2016.

Other Unallocated, Net

Other unallocated, net primarily includes the FAS/CAS pension adjustment as described in the Business Segment Results of Operations section below, stock-based compensation and other corporate costs. These items are not allocated to the business segments and, therefore, are excluded from the cost of sales for products and services. Other unallocated, net was $187 million of income in 2015, $132 million of income in 2014 and $841 million of expense in 2013.

The fluctuation between each respective period was primarily attributable to the change in the FAS/CAS pension adjustment to income of $471 million in 2015 and $376 million in 2014, compared to expense of $482 million in 2013, partially offset by fluctuations in other costs associated with various corporate items, none of which were individually significant. The changes in the FAS/CAS pension adjustment between the periods were attributable to various items impacting the calculations of financial accounting standards (FAS) pension expense and U.S. Government Cost Accounting Standards (CAS) pension cost. FAS pension expense in 2015 and 2014 was less than 2013 primarily due to the June 2014 plan amendments to certain of our defined benefit pension plans to freeze future retirement benefits, partially offset by the impact of using new longevity (also known as mortality) assumptions (Note 11). The higher CAS pension cost in 2015 and 2014 compared to 2013 primarily reflects the impact of phasing in CAS Harmonization. See “Critical Accounting Policies – Postretirement Benefit Plans” for more discussion of our CAS pension cost.

Other Income, Net

Other income, net primarily includes our share of earnings or losses from equity method investees and other various items. Other income, net in 2015 was $236 million, compared to $337 million in 2014 and $318 million in 2013. The decrease in 2015, compared to 2014, was primarily due to a $90 million non-cash impairment charge related to our decision to divest Lockheed Martin Commercial Flight Training (LMCFT) in 2016 and non-recoverable transaction costs of approximately $45 million associated with the Sikorsky acquisition and the strategic review of our government IT and technical services businesses, partially offset by fluctuations in other various costs, none of which were individually significant. The asset impairment charge was partially offset by a net deferred tax benefit related to LMCFT of about $80 million, which is recorded in income tax expense. Earnings from equity method investees in 2015 were comparable to 2014 (reflecting decreased earnings from equity method investees in our Space Systems business segment, offset by increased earnings form Sikorsky equity method investees). The increase in 2014, compared to 2013, was primarily due to fluctuations in earnings from equity method investees in our Aeronautics and Space Systems business segments, as discussed in the “Business Segment Results of Operations” section below.

Interest Expense

Interest expense in 2015 was $443 million, compared to $340 million in 2014 and $350 million in 2013. The increase in interest expense in 2015 relates to debt we incurred to fund the acquisition of Sikorsky, and the issuance of notes in February of 2015 for general corporate purposes. See “Capital Structure, Resources and Other” for a discussion of our debt.

Other Non-Operating Income, Net

Other non-operating income, net increased $24 million from 2014 to 2015 primarily due to a gain from the sale of an investment in 2015. Other non-operating income, net in 2014 was comparable to 2013.

Income Tax Expense

Our effective income tax rate from continuing operations was 28.2% for 2015, 31.3% for 2014, and 29.0% for 2013. The rates for all periods benefited from tax deductions for U.S. manufacturing activities, deductions for dividends paid to our defined contribution plans with an employee stock ownership plan feature and the retroactive reinstatement of the U.S. research and development (R&D) tax credit. These benefits were partially offset by the unfavorable impacts of the non-cash goodwill impairment charges in 2014 and 2013. The U.S. manufacturing deduction benefit for 2015, 2014 and 2013 reduced our effective tax rate by approximately two percentage points.

In 2015, the R&D tax credit was permanently extended and reinstated, retroactive to the beginning of 2015, which reduced our effective income tax rate by 1.4 percentage points. In 2014, the R&D tax credit was temporarily reinstated for one year, retroactive to the beginning of 2014, which reduced our effective tax rate by 0.9 percentage point. In 2013, the R&D tax credit was temporarily reinstated for two years, retroactive to the beginning of 2012. As a result, the effective income tax rate for 2013 reflects the credit for all of 2013 and 2012, which reduced our effective tax rate by 1.8 percentage points.

As a result of electing to treat the acquisition of the stock of Sikorsky as an asset acquisition under section 338(h)(10) of the Internal Revenue Code, we expect tax deductions for the amortization of intangibles and goodwill over 15 years to reduce our tax payments by a net present value of approximately $1.9 billion.

As a result of a decision in 2015 to divest LMCFT in 2016, we recorded an asset impairment charge of approximately $90 million. This charge was partially offset by a net deferred tax benefit of about $80 million. The net impact of the resulting tax benefit reduced the effective income tax rate by 1.0 percentage point in 2015.

A limited amount of the non-cash goodwill impairment charges will be deductible for tax purposes. Accordingly, the non-cash goodwill impairment charges increased our effective income tax rates by 0.6 percentage point for 2014 and 1.2 percentage points for 2013 (Note 1).

Future changes in tax law could significantly impact our provision for income taxes, the amount of taxes payable, and our deferred tax asset and liability balances. Recent proposals to lower the U.S. corporate income tax rate would require us to reduce our net deferred tax assets upon enactment of new tax legislation, with a corresponding material, one-time, non-cash increase in income tax expense, but our income tax expense and payments would be materially reduced in subsequent years. Our net deferred tax assets as of December 31, 2015 and 2014 were $5.9 billion and $5.5 billion, based on a 35% Federal statutory income tax rate, and primarily relate to our postretirement benefit plans. If legislation reducing the Federal statutory income tax rate to 25% had been enacted at December 31, 2015, our net deferred tax assets would have been reduced by $1.7 billion and we would have recorded a corresponding one-time, non-cash increase in income tax expense of $1.7 billion. This additional expense would be less if the legislation phased in the tax rate reduction or if the final rate was higher than 25%. The amount of net deferred tax assets will change periodically based on several factors, including the measurement of our postretirement benefit plan obligations and actual cash contributions to our postretirement benefit plans.

Net Earnings from Continuing Operations

We reported net earnings from continuing operations of $3.6 billion ($11.46 per share) in 2015, $3.6 billion ($11.21 per share) in 2014 and $3.0 billion ($9.04 per share) in 2013. Both net earnings and earnings per share from continuing operations were affected by the factors mentioned above. Earnings per share also benefited from a net decrease of approximately eleven million common shares outstanding from December 31, 2014 to December 31, 2015 and approximately five million common shares outstanding from December 31, 2013 to December 31, 2014 as a result of share repurchases, which were partially offset by share issuance under our stock-based awards and certain defined contribution plans.

Net Earnings from Discontinued Operations

Net earnings from discontinued operations for 2013 include a benefit of $31 million resulting from the resolution of certain tax matters related to a business sold prior to 2013.

Business Segment Results of Operations

We operate in five business segments: Aeronautics, IS&GS, MFC, MST and Space Systems. We organize our business segments based on the nature of products and services offered. Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation. The amounts, discussion and presentation of our business segments as set forth in this Annual Report on Form 10-K reflect the program realignment described above for all periods presented and include the results of the acquired Sikorsky business from the November 6, 2015 acquisition date through December 31, 2015.

Operating profit of our business segments includes our share of earnings or losses from equity method investees because the operating activities of the equity method investees are closely aligned with the operations of our business segments. United Launch Alliance (ULA), which is part of our Space Systems business segment, is our primary equity method investee. Operating profit of our business segments excludes the FAS/CAS pension adjustment described below; expense for stock-based compensation; the effects of items not considered part of management’s evaluation of segment operating performance, such as charges related to goodwill impairments (Note 1) and significant severance actions (Note 15); gains or losses from divestitures (Note 3); the effects of certain legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit.

Our business segments’ results of operations include pension expense only as calculated under U.S. Government Cost Accounting Standards, which we refer to as CAS pension cost. We recover CAS pension cost through the pricing of our products and services on U.S. Government contracts and, therefore, the CAS pension cost is recognized in each of our business segments’ net sales and cost of sales. Since our consolidated financial statements must present pension expense calculated in accordance with FAS requirements under U.S. generally accepted accounting principles (GAAP), which we refer to as FAS pension expense, the FAS/CAS pension adjustment increases or decreases the CAS pension cost recorded in our business segments’ results of operations to equal the FAS pension expense. As a result, to the extent that CAS pension cost exceeds FAS pension expense, which occurred for 2015 and 2014, we have FAS/CAS pension income and, conversely, to the extent FAS pension expense exceeds CAS pension cost, which occurred for 2013, we have FAS/CAS pension expense.

The operating results in the following tables exclude businesses included in discontinued operations (Note 13) for all years presented. Summary operating results for each of our business segments were as follows (in millions):

	2015	2014	2013
Net sales
Aeronautics	$15,570	$14,920	$14,123
Information Systems & Global Solutions	5,596	5,654	6,115
Missiles and Fire Control	6,770	7,092	6,795
Mission Systems and Training	9,091	8,732	9,037
Space Systems	9,105	9,202	9,288
Total net sales	$46,132	$45,600	$45,358
Operating profit
Aeronautics	$1,681	$1,649	$1,612
Information Systems & Global Solutions	508	472	498
Missiles and Fire Control	1,282	1,344	1,379
Mission Systems and Training	844	936	1,065
Space Systems	1,171	1,187	1,198
Total business segment operating profit	5,486	5,588	5,752
Unallocated items
FAS/CAS pension adjustment
FAS pension expense (a)	(1,142)	(1,144)	(1,948)
Less: CAS pension cost (b)	1,613	1,520	1,466
FAS/CAS pension income (expense) (c)	471	376	(482)
Goodwill impairment charges (d)	—	(119)	(195)
Severance charges (e)	(102)	—	(201)
Stock-based compensation	(138)	(164)	(189)
Other, net (f), (g)	(281)	(89)	(180)
Total unallocated, net	(50)	4	(1,247)
Total consolidated operating profit	$5,436	$5,592	$4,505

(a)

FAS pension expense in 2015 and 2014 was less than in 2013 primarily due to the June 2014 plan amendments to certain of our defined benefit pension plans to freeze future retirement benefits, partially offset by the impact of using new longevity assumptions (Note 11).

(b)	The higher CAS pension cost primarily reflects the impact of phasing in CAS Harmonization.
(c)	We expect FAS/CAS pension income in 2016 of about $975 million as further discussed in “Critical Accounting Policies – Postretirement Benefit Plans” below.
(d)

We recognized non-cash goodwill impairment charges related to the Technical Services reporting unit within our MFC business segment in 2014 and 2013. For more information, see “Note 1 – Significant Accounting Policies” of our consolidated financial statements.

(e)

See “Consolidated Results of Operations – Restructuring Charges” for information on charges related to certain severance actions at our business segments. Severance charges for initiatives that are not significant are included in business segment operating profit.

(f)

Other, net in 2015 includes a non-cash asset impairment charge of approximately $90 million related to our decision to divest LMCFT in 2016. This charge was partially offset by a net deferred tax benefit of about $80 million, which is recorded in income tax expense. The net impact reduced net earnings by about $10 million.

(g)

Other, net in 2015 includes approximately $45 million of non-recoverable transaction costs associated with the acquisition of Sikorsky and the strategic review of our government IT and technical services businesses.

The following tables reflect the impacts of our program realignment on net sales and operating profit for each of our business segments (in millions):

	Year Ended December 31, 2015
	Prior to Realignment	Government IT Reclassification	Technical Svcs Reclassification	As Adjusted
Net sales
Aeronautics	$15,570	$—	$—	$15,570
Information Systems & Global Solutions	7,458	(2,480)	618	5,596
Missiles and Fire Control	7,366	63	(659)	6,770
Mission Systems and Training	7,697	1,353	41	9,091
Space Systems	8,041	1,064	—	9,105
Total net sales	$46,132	$—	$—	$46,132
Operating profit
Aeronautics	$1,681	$—	$—	$1,681
Information Systems & Global Solutions	628	(173)	53	508
Missiles and Fire Control	1,332	5	(55)	1,282
Mission Systems and Training	800	42	2	844
Space Systems	1,045	126	—	1,171
Total business segment operating profit	5,486	—	—	5,486
Unallocated items, net	(50)	—	—	(50)
Total consolidated operating profit	$5,436	$—	$—	$5,436

	Year Ended December 31, 2014
	Prior to Realignment	Government IT Reclassification	Technical Svcs Reclassification	As Adjusted
Net sales
Aeronautics	$14,920	$—	$—	$14,920
Information Systems & Global Solutions	7,788	(2,810)	676	5,654
Missiles and Fire Control	7,680	155	(743)	7,092
Mission Systems and Training	7,147	1,518	67	8,732
Space Systems	8,065	1,137	—	9,202
Total net sales	$45,600	$—	$—	$45,600
Operating profit
Aeronautics	$1,649	$—	$—	$1,649
Information Systems & Global Solutions	699	(259)	32	472
Missiles and Fire Control	1,358	21	(35)	1,344
Mission Systems and Training	843	90	3	936
Space Systems	1,039	148	—	1,187
Total business segment operating profit	5,588	—	—	5,588
Unallocated items, net	4	—	—	4
Total consolidated operating profit	$5,592	$—	$—	$5,592

	Year Ended December 31, 2013
	Prior to Realignment	Government IT Reclassification	Technical Svcs Reclassification	As Adjusted
Net sales
Aeronautics	$14,123	$—	$—	$14,123
Information Systems & Global Solutions	8,367	(3,248)	996	6,115
Missiles and Fire Control	7,757	172	(1,134)	6,795
Mission Systems and Training	7,153	1,746	138	9,037
Space Systems	7,958	1,330	—	9,288
Total net sales	$45,358	$—	$—	$45,358
Operating profit
Aeronautics	$1,612	$—	$—	$1,612
Information Systems & Global Solutions	759	(316)	55	498
Missiles and Fire Control	1,431	9	(61)	1,379
Mission Systems and Training	905	154	6	1,065
Space Systems	1,045	153	—	1,198
Total business segment operating profit	5,752	—	—	5,752
Unallocated items, net	(1,247)	—	—	(1,247)
Total consolidated operating profit	$4,505	$—	$—	$4,505

The following segment discussions also include information relating to backlog for each segment. Backlog was approximately $99.6 billion, $80.5 billion and $82.6 billion at December 31, 2015, 2014 and 2013. Backlog at December 31, 2015 includes approximately $15.6 billion of Sikorsky backlog and $4.8 billion of backlog related to our IS&GS business segment, which we plan to divest in 2016. These amounts included both funded backlog (firm orders for which funding has been both authorized and appropriated by the customer – Congress in the case of U.S. Government agencies) and unfunded backlog (firm orders for which funding has not yet been appropriated). Backlog does not include unexercised options or task orders to be issued under indefinite-delivery, indefinite-quantity contracts. Funded backlog was approximately $70.7 billion at December 31, 2015.

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

Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, net of state income taxes, increased segment operating profit by approximately $1.9 billion, $1.8 billion and $2.1 billion for 2015, 2014 and 2013. The increase in our consolidated net adjustments in 2015 compared to 2014 was primarily due to an increase in profit booking rate adjustments at our Space Systems, Aeronautics and IS&GS business segments, offset by a decrease in profit booking rate adjustments at our MST and MFC business segments. The decrease in our consolidated net adjustments in 2014 compared to 2013 was primarily due to a decrease in profit booking rate adjustments at our Aeronautics, MFC and MST business segments. The consolidated net adjustments for 2015 are inclusive of approximately $645 million in unfavorable items, which include reserves for performance matters on an international program at MST and on commercial satellite programs at Space Systems. The consolidated net adjustments for 2014 are inclusive of approximately $650 million in unfavorable items, which include reserves recorded on certain training and logistics solutions programs at MST and net warranty reserve adjustments for various programs (including JASSM and GMLRS) at MFC as described in the respective business segment’s results of operations below. The consolidated net adjustments for 2013 are inclusive of approximately $600 million in unfavorable items, which include significant profit reductions on the F-35 development contract and on the C-5 program.

Aeronautics

Our Aeronautics business segment is engaged in the research, design, development, manufacture, integration, sustainment, support and upgrade of advanced military aircraft, including combat and air mobility aircraft, unmanned air vehicles and related technologies. Aeronautics’ major programs include the F-35 Lightning II Joint Strike Fighter, C-130 Hercules, F-16 Fighting Falcon, C-5M Super Galaxy and F-22 Raptor. Aeronautics’ operating results included the following (in millions):

	2015	2014	2013
Net sales	$15,570	$14,920	$14,123
Operating profit	1,681	1,649	1,612
Operating margins	10.8%	11.1%	11.4%
Backlog at year-end	$31,800	$27,600	$28,000

2015 compared to 2014

Aeronautics’ net sales in 2015 increased $650 million, or 4%, compared to 2014. The increase was attributable to higher net sales of approximately $1.4 billion for F-35 production contracts due to increased volume on aircraft production and sustainment activities; and approximately $150 million for the C-5 program due to increased deliveries (nine aircraft delivered in 2015 compared to seven delivered in 2014). The increases were partially offset by lower net sales of approximately $350 million for the C-130 program due to fewer aircraft deliveries (21 aircraft delivered in 2015, compared to 24 delivered in 2014), lower sustainment activities and aircraft contract mix; approximately $200 million due to decreased volume and lower risk retirements on various programs; approximately $195 million for the F-16 program due to fewer deliveries (11 aircraft delivered in 2015, compared to 17 delivered in 2014); and approximately $190 million for the F-22 program as a result of decreased sustainment activities.

Aeronautics’ operating profit in 2015 increased $32 million, or 2%, compared to 2014. Operating profit increased by approximately $240 million for F-35 production contracts due to increased volume and risk retirements; and approximately $40 million for the C-5 program due to increased risk retirements. These increases were offset by lower operating profit of approximately $90 million for the F-22 program due to lower risk retirements; approximately $70 million for the C-130 program as a result of the reasons stated above for lower net sales; and approximately $80 million due to decreased volume and risk retirements on various programs. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $100 million higher in 2015 compared to 2014.

2014 compared to 2013

Aeronautics’ net sales increased $797 million, or 6%, in 2014 as compared to 2013. The increase was primarily attributable to higher net sales of approximately $790 million for F-35 production contracts due to increased volume and sustainment activities; about $55 million for the F-16 program due to increased deliveries (17 aircraft delivered in 2014 compared to 13 delivered in 2013) partially offset by contract mix; and approximately $45 million for the F-22 program due to increased risk retirements. The increases were partially offset by lower net sales of approximately $55 million for the F-35 development contract due to decreased volume, partially offset by the absence in 2014 of the downward revision to the profit booking rate that occurred in 2013; and about $40 million for the C-130 program due to fewer deliveries (24 aircraft delivered in 2014 compared to 25 delivered in 2013) and decreased sustainment activities, partially offset by contract mix.

Aeronautics’ operating profit increased $37 million, or 2%, in 2014 as compared to 2013. The increase was primarily attributable to higher operating profit of approximately $85 million for the F-35 development contract due to the absence in 2014 of the downward revision to the profit booking rate that occurred in 2013; about $75 million for the F-22 program due to increased risk retirements; approximately $50 million for the C-130 program due to increased risk retirements and contract mix, partially offset by fewer deliveries; and about $25 million for the C-5 program due to the absence in 2014 of the downward revisions to the profit booking rate that occurred in 2013. The increases were partially offset by lower operating profit of approximately $130 million for the F-16 program due to decreased risk retirements, partially offset by increased deliveries; and about $70 million for sustainment activities due to decreased risk retirements and volume. Operating profit was comparable for F-35 production contracts as higher volume was offset by lower risk retirements. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $105 million lower for 2014 compared to 2013.

Backlog

Backlog increased in 2015 compared to 2014 primarily due to higher orders on F-35 and C-130 programs. Backlog decreased slightly in 2014 compared to 2013 primarily due to lower orders on F-16 and F-22 programs.

Trends

We expect Aeronautics’ 2016 net sales to increase in the mid-single digit percentage range as compared to 2015 due to increased volume on the F-35 and C-130 programs, partially offset by decreased volume on the F-16 program. Operating profit is also expected to increase in the low single-digit percentage range, driven by increased volume on the F-35 program offset by contract mix that results in a slight decrease in operating margins between years.

Information Systems & Global Solutions

Our IS&GS business segment provides advanced technology systems and expertise, integrated information technology solutions and management services across a broad spectrum of applications for civil, defense, intelligence and other government customers. IS&GS’ Technical Services business provides a comprehensive portfolio of technical and sustainment services. IS&GS has a portfolio of many smaller contracts as compared to our other business segments. IS&GS has been impacted by the continued downturn in certain federal agencies’ information technology budgets and increased re-competition on existing contracts coupled with the fragmentation of large contracts into multiple smaller contracts that are awarded primarily on the basis of price. IS&GS’ operating results included the following (in millions):

	2015	2014	2013
Net sales	$5,596	$5,654	$6,115
Operating profit	508	472	498
Operating margins	9.1%	8.3%	8.1%
Backlog at year-end	$4,800	$6,000	$6,300

2015 compared to 2014

IS&GS’ net sales decreased $58 million, or 1%, in 2015 as compared to 2014. The decrease was attributable to lower net sales of approximately $395 million as a result of key program completions, lower customer funding levels and increased competition, coupled with the fragmentation of existing large contracts into multiple smaller contracts that are awarded primarily on the basis of price when re-competed (including CMS-CITIC). These decreases were partially offset by higher net sales of approximately $230 million for businesses acquired in 2014; and approximately $110 million due to the start-up of new programs and growth in recently awarded programs.

IS&GS’ operating profit increased $36 million, or 8%, in 2015 as compared to 2014. The increase was attributable to improved program performance and risk retirements, offset by decreased operating profit resulting from the activities mentioned above for net sales. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $70 million higher in 2015 compared to 2014.

2014 compared to 2013

IS&GS’ net sales decreased $461 million, or 8%, in 2014 as compared to 2013. The decrease was primarily attributable to lower net sales of about $475 million due to the wind-down or completion of certain programs, driven by reductions in direct warfighter support (including JIEDDO); and approximately $320 million due to decreased volume in technical services programs reflecting market pressures. The decreases were offset by higher net sales of about $330 million due to the start-up of new programs, growth in recently awarded programs and integration of recently acquired companies.

IS&GS’ operating profit decreased $26 million, or 5%, in 2014 as compared to 2013. The decrease was primarily attributable to the activities mentioned above for sales, partially offset by severance recoveries related to the restructuring announced in November 2013 of approximately $20 million in 2014. Adjustments not related to volume, including net profit booking rate adjustments, were comparable in 2014 and 2013.

Backlog

Backlog decreased in 2015 compared to 2014 primarily due to sales being recognized on several multi-year programs (such as HMSC, NISC III, CIOG and NSF ASC) related to prior year awards and a limited number of large new business awards. Backlog decreased in 2014 compared to 2013 primarily due to lower customer funding levels and declining activities on direct warfighter support programs impacted by defense budget reductions.

Trends

We expect IS&GS’ 2016 net sales to decline in the high-single digit percentage range as compared to 2015, primarily driven by key loss contracts in an increasingly competitive environment, along with volume contraction on the segment’s major contracts. Operating profit is expected to decline at a higher percentage range in 2016, as compared to net sales percentage declines, driven by higher margin program losses and re-compete programs awarded at lower margins. Accordingly, 2016 margins are expected to be lower than 2015 results.

Missiles and Fire Control

Our MFC business segment provides air and missile defense systems; tactical missiles and air-to-ground precision strike weapon systems; logistics; fire control systems; mission operations support, readiness, engineering support and integration services; manned and unmanned ground vehicles; and energy management solutions. MFC’s major programs include PAC-3, THAAD, Multiple Launch Rocket System, Hellfire, JASSM, Javelin, Apache, Sniper®, Low Altitude Navigation and Targeting Infrared for Night (LANTIRN®) and SOF CLSS. MFC’s operating results included the following (in millions):

	2015	2014	2013
Net sales	$6,770	$7,092	$6,795
Operating profit	1,282	1,344	1,379
Operating margins	18.9%	19.0%	20.3%
Backlog at year-end	$15,500	$13,300	$14,300

2015 compared to 2014

MFC’s net sales in 2015 decreased $322 million, or 5%, compared to the same period in 2014. The decrease was attributable to lower net sales of approximately $345 million for air and missile defense programs due to fewer deliveries (primarily PAC-3) and lower volume (primarily THAAD); and approximately $85 million for tactical missile programs due to fewer deliveries (primarily Guided Multiple Launch Rocket System (GMLRS)) and Joint Air-to-Surface Standoff Missile, partially offset by increased deliveries for Hellfire. These decreases were partially offset by higher net sales of approximately $55 million for energy solutions programs due to increased volume.

MFC’s operating profit in 2015 decreased $62 million, or 5%, compared to 2014. The decrease was attributable to lower operating profit of approximately $100 million for fire control programs due primarily to lower risk retirements (primarily LANTIRN and SNIPER); and approximately $65 million for tactical missile programs due to lower risk retirements (primarily Hellfire and GMLRS) and fewer deliveries. These decreases were partially offset by higher operating profit of approximately $75 million for air and missile defense programs due to increased risk retirements (primarily THAAD). Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $60 million lower in 2015 compared to 2014.

2014 compared to 2013

MFC’s net sales increased $297 million, or 4%, in 2014 as compared to 2013. The increase was primarily attributable to higher net sales of approximately $180 million for air and missile defense programs primarily due to increased volume for THAAD; about $115 million for fire control programs due to increased deliveries (including Apache); and about $125 million for various other programs due to increased volume. These increases were partially offset by lower net sales of approximately $115 million for tactical missile programs due to fewer deliveries (primarily High Mobility Artillery Rocket System and Army Tactical Missile System).

MFC’s operating profit decreased $35 million, or 3%, in 2014 as compared to 2013. The decrease was primarily attributable to lower operating profit of about $20 million for tactical missile programs due to net warranty reserve adjustments for various programs (including JASSM and GMLRS) and fewer deliveries; and approximately $45 million for various other programs due to lower risk retirements. The decreases were offset by higher operating profit of approximately $20 million for air and missile defense programs due to increased volume (primarily THAAD and PAC-3); and about

$15 million for fire control programs due to increased deliveries (primarily Apache), partially offset by lower risk retirements (primarily Sniper®). Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $95 million lower for 2014 compared to 2013.

Backlog

Backlog increased in 2015 compared to 2014 primarily due to higher orders on PAC-3, LANTIRN/Sniper and certain tactical missile programs, partially offset by lower orders on THAAD. Backlog decreased in 2014 compared to 2013 primarily due to lower orders on THAAD and fire control systems programs, partially offset by higher orders on certain tactical missile programs and PAC-3.

Trends

We expect MFC’s net sales to be flat or experience a slight decline in 2016 as compared to 2015. Operating profit is expected to decrease by approximately 20 percent, driven by contract mix and fewer risk retirements in 2016 compared to 2015. Accordingly, operating profit margin is expected to decline from 2015 levels.

Mission Systems and Training

As previously described, on November 6, 2015, we acquired Sikorsky and aligned the Sikorsky business under our MST business segment. The results of the acquired Sikorsky business have been included in our financial results from the November 6, 2015 acquisition date through December 31, 2015. As a result, our consolidated operating results and MST business segment operating results for the year ended December 31, 2015 do not reflect a full year of Sikorsky operations.

Our MST business segment provides design, manufacture, service and support for a variety of military and civil helicopters, ship and submarine mission and combat systems; mission systems and sensors for rotary and fixed-wing aircraft; sea and land-based missile defense systems; radar systems; the Littoral Combat Ship (LCS); simulation and training services; and unmanned systems and technologies. In addition, MST supports the needs of customers in cybersecurity and delivers communication and command and control capabilities through complex mission solutions for defense applications. MST’s major programs include Black Hawk and Seahawk helicopters, Aegis Combat System (Aegis), LCS, Space Fence, Advanced Hawkeye Radar System, and TPQ-53 Radar System. MST’s operating results included the following (in millions):

	2015	2014	2013
Net sales	$9,091	$8,732	$9,037
Operating profit	844	936	1,065
Operating margins	9.3%	10.7%	11.8%
Backlog at year-end	$30,100	$13,300	$12,600

2015 compared to 2014

MST’s net sales in 2015 increased $359 million, or 4%, compared to 2014. The increase was attributable to net sales of approximately $400 million from Sikorsky, net of adjustments required to account for the acquisition of this business in the fourth quarter of 2015; and approximately $220 million for integrated warfare systems and sensors programs, primarily due to the ramp-up of recently awarded programs (Space Fence). These increases were partially offset by lower net sales of approximately $150 million for undersea systems programs due to decreased volume as a result of in-theater force reductions (primarily Persistent Threat Detection System); and approximately $105 million for ship and aviation systems programs primarily due to decreased volume (Merlin Capability Sustainment Program).

MST’s operating profit in 2015 decreased $92 million, or 10%, compared to 2014. Operating profit decreased by approximately $75 million due to performance matters on an international program; approximately $45 million for Sikorsky due primarily to intangible amortization and adjustments required to account for the acquisition of this business in the fourth quarter of 2015; and approximately $15 million for integrated warfare systems and sensors programs, primarily due to investments made in connection with a recently awarded next generation radar technology program, partially offset by higher risk retirements (including Halifax Class Modernization). These decreases were partially offset by approximately $20 million in increased operating profit for training and logistics services programs, primarily due to reserves recorded on certain programs in 2014 that were not repeated in 2015. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $100 million lower in 2015 compared to 2014.

2014 compared to 2013

MST’s net sales decreased $305 million, or 3%, in 2014 as compared to 2013. Net sales decreased by approximately $305 million due to the wind-down or completion of certain C4ISR programs (primarily PTDS); about $85 million for undersea systems programs due to decreased volume and deliveries; and about $55 million related to the settlements of contract cost matters on certain programs in 2013 that were not repeated in 2014 (including a portion of the terminated presidential helicopter program). The decreases were partially offset by higher net sales of approximately $80 million for integrated warfare systems and sensors programs due to increased volume (primarily Space Fence); and approximately $40 million for training and logistics solutions programs due to increased deliveries (primarily Close Combat Tactical Trainer).

MST’s operating profit decreased $129 million, or 12%, in 2014 as compared to 2013. The decrease was primarily attributable to lower operating profit of approximately $120 million related to the settlements of contract cost matters on certain programs in 2013 that were not repeated in 2014 (including a portion of the terminated presidential helicopter program); approximately $55 million due to the reasons described above for lower C4ISR program sales, as well as performance matters on an international program; and approximately $45 million due to higher reserves recorded on certain training and logistics solutions programs. The decreases were partially offset by higher operating profit of approximately $45 million for performance matters and reserves recorded in 2013 that were not repeated in 2014; and about $60 million for various programs due to increased risk retirements (including MH-60 and radar surveillance programs). Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $85 million lower for 2014 compared to 2013.

Backlog

Backlog increased in 2015 compared to 2014 primarily due to the addition of Sikorsky backlog, as well as higher orders on new program starts (such as Australian Defence Force Pilot Training System). Backlog increased in 2014 compared to 2013 primarily due to higher orders on new program starts (such as Space Fence).

Trends

We expect MST’s 2016 net sales to increase in the mid-double digit percentage range compared to 2015 net sales due to the inclusion of Sikorsky programs for a full year, partially offset by a decline in volume due to the wind-down or completion of certain programs. Operating profit is expected to be equivalent to 2015 on higher volume, and operating margin is expected to decline due to costs associated with the Sikorsky acquisition, including the impact of purchase accounting adjustments, integration costs and inherited restructuring costs associated with actions committed to by Sikorsky prior to acquisition.

Space Systems

Our Space Systems business segment is engaged in the research and development, design, engineering and production of satellites, strategic and defensive missile systems and space transportation systems. Space Systems provides network-enabled situational awareness and integrates complex global systems to help our customers gather, analyze, and securely distribute critical intelligence data. Space Systems is also responsible for various classified systems and services in support of vital national security systems. Space Systems’ major programs include the Trident II D5 Fleet Ballistic Missile (FBM), Orion, Space Based Infrared System (SBIRS), AEHF, GPS-III, Geostationary Operational Environmental Satellite R-Series (GOES-R), and MUOS. Operating profit for our Space Systems business segment includes our share of earnings for our investment in ULA, which provides expendable launch services to the U.S. Government. Space Systems’ operating results included the following (in millions):

	2015	2014	2013
Net sales	$9,105	$9,202	$9,288
Operating profit	1,171	1,187	1,198
Operating margins	12.9%	12.9%	12.9%
Backlog at year-end	$17,400	$20,300	$21,400

2015 compared to 2014

Space Systems’ net sales in 2015 decreased $97 million, or 1%, compared to 2014. The decrease was attributable to approximately $335 million lower net sales for government satellite programs due to decreased volume (primarily AEHF) and the wind-down or completion of mission solutions programs; and approximately $55 million for strategic missile and defense systems due to lower volume. These decreases were partially offset by higher net sales of approximately $235 million for businesses acquired in 2014; and approximately $75 million for the Orion program due to increased volume.

Space Systems’ operating profit in 2015 decreased $16 million, or 1%, compared to 2014. Operating profit increased approximately $85 million for government satellite programs due primarily to increased risk retirements. This increase was offset by lower operating profit of approximately $65 million for commercial satellite programs due to performance matters on certain programs; and approximately $35 million due to decreased equity earnings in joint ventures. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $105 million higher in 2015 compared to 2014.

2014 compared to 2013

Space Systems’ net sales decreased $86 million, or 1%, in 2014 as compared to 2013. The decrease was primarily attributable to lower net sales of approximately $335 million for government satellite programs due to decreased volume (primarily AEHF, GPS-III and MUOS); $190 million due to mission solutions’ programs transitioning from development to operations and support, wind-down or completion of certain programs, and defense budget cuts; and about $45 million for various other programs due to decreased volume. The decreases were partially offset by higher net sales of approximately $340 million for the Orion program due to increased volume (primarily the first unmanned test flight of the Orion MPCV); and about $145 million for commercial space transportation programs due to launch-related activities.

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

Equity earnings

Total equity earnings recognized by Space Systems (primarily ULA) represented approximately $245 million, $280 million and $300 million, or 21%, 24% and 25% of this business segment’s operating profit during 2015, 2014 and 2013.

Backlog

Backlog decreased in 2015 compared to 2014 primarily due to lower orders for government satellite programs and the Orion program and higher sales on the Orion program. Backlog decreased in 2014 compared to 2013 primarily due to lower orders and higher sales on the Orion program, partially offset by higher orders on SBIRS.

Trends

We expect Space Systems’ 2016 net sales to decline in the mid-single digit percentage range as compared to 2015, primarily driven by program lifecycles on government satellite programs. Operating profit is expected to decline by approximately 10 percent, primarily driven by contract mix and slightly lower equity earnings in 2016 compared to 2015. As a result, operating profit margin is expected to decline slightly between the years.

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

We have generated strong operating cash flows, which have been the primary source of funding for our operations, capital expenditures, debt service and repayments, dividends, share repurchases and postretirement benefit plan contributions. Our strong operating cash flows enabled our Board of Directors to approve two key cash deployment initiatives in September 2015. First, we increased our fourth quarter dividend rate by 10% to $1.65 per share. Second, the Board of Directors approved a $3.0 billion increase to our share repurchase program. Inclusive of this increase, the total remaining authorization for future common share repurchases under our program was $3.6 billion as of December 31, 2015. Further, based on a cash deployment initiative we announced in October 2014, we plan to reduce our total outstanding share count to below 300 million shares by the end of 2017, market conditions and our fiduciary obligations permitting. This plan was not affected by our acquisition of Sikorsky.

We have accessed the capital markets opportunistically as we did in February 2015 when we issued $2.25 billion of long-term debt and as needed as we did in November 2015 when we issued $7.0 billion of long-term debt in connection with our acquisition of Sikorsky. We also used a combination of short-term debt financing, commercial paper and available cash to fund the Sikorsky acquisition, as discussed in “Capital Structure, Resources and Other” and “Note 10 – Debt” of our consolidated financial statements. We expect our cash from operations will continue to be sufficient to support our operations and anticipated capital expenditures for the foreseeable future. However, we expect to continue to issue commercial paper backed by our revolving credit facility to manage the timing of our cash flows. We expect to receive a tax-free special cash payment of approximately $1.8 billion as a result of the anticipated divestiture of our IS&GS business segment in the third or fourth quarter of 2016 that we intend to use to repay debt, pay dividends or repurchase stock, although the timing and closing of the transaction are uncertain and subject to obtaining Leidos stockholder and regulatory approvals and receipt of opinions of tax counsel. As described in the “Capital Structure, Resources and Other” section below, we have financing resources available to fund potential cash outflows that are less predictable or more discretionary, should they occur. We also have access to credit markets, if needed, for liquidity or general corporate purposes, including, but not limited to, our revolving credit facility or the ability to issue commercial paper, and letters of credit to support customer advance payments and for other trade finance purposes such as guaranteeing our performance on particular contracts.

Cash received from customers, either from the payment of invoices for work performed or for advances in excess of costs incurred, is our primary source of cash. We generally do not begin work on contracts until funding is appropriated by the customer. However, we may determine to fund customer programs ourselves pending government appropriations and are doing so with increased frequency. If we incur costs in excess of funds obligated on the contract, we may be at risk for reimbursement of the excess costs.

Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type. We generally bill and collect cash more frequently under cost-reimbursable and time-and-materials contracts, which together represent approximately half of the sales we recorded in 2015, as we are authorized to bill as the costs are incurred or work is performed. A number of our fixed-price contracts may provide for performance-based payments, which allow us to bill and collect cash as we perform on the contract. The amount of performance-based payments and the related milestones are encompassed in the negotiation of each contract. The timing of such payments may differ from our incurrence of costs related to our contract performance, thereby affecting our cash flows.

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

The majority of our capital expenditures for 2015 and those planned for 2016 are for equipment, facilities infrastructure and information technology. Expenditures for equipment and facilities infrastructure are generally incurred to support new and existing programs across all of our business segments. For example, we have projects underway in our Aeronautics business segment for facilities and equipment to support higher production of the F-35 combat aircraft. In addition, we have projects underway to modernize certain of our facilities, inclusive of our efforts to consolidate and reduce leased facilities. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.

The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	2015	2014	2013
Cash and cash equivalents at beginning of year	$1,446	$2,617	$1,898

Operating activities
Net earnings	3,605	3,614	2,981
Non-cash adjustments	821	876	1,570
Changes in working capital	(846)	(372)	(98)
Other, net	1,521	(252)	93
Net cash provided by operating activities	5,101	3,866	4,546
Net cash used for investing activities	(9,734)	(1,723)	(1,121)
Net cash provided by (used for) financing activities	4,277	(3,314)	(2,706)
Net change in cash and cash equivalents	(356)	(1,171)	719
Cash and cash equivalents at end of year	$1,090	$1,446	$2,617

Operating Activities

2015 compared to 2014

Net cash provided by operating activities increased $1.2 billion in 2015 compared to 2014 primarily due to lower pension contributions, partially offset by decreases in working capital and higher tax payments. The $1.8 billion increase in cash flows related to Other, net in the table above is primarily because we made no contributions to our heritage qualified defined benefit pension trust in 2015 compared to $2.0 billion in 2014. We made $5.0 million in contributions to our new Sikorsky bargained qualified defined benefit pension plan in 2015. The increase in cash flows related to Other, net was offset by higher federal and foreign income tax payments, net of refunds received, of approximately $210 million in 2015 compared to 2014 due primarily to the absence of refunds received in 2015 (prior year’s tax refunds were attributable to timing of discretionary pension contributions made during the fourth quarter of the respective previous years). The $474 million decrease in cash flows related to working capital (defined as receivables and inventories less accounts payable and customer advances and amounts in excess of costs incurred) was attributable to an increase in receivables due to timing of customer collections (primarily F-35 contracts) as well as timing of production and billing cycles affecting customer advances and progress payments applied to inventories (primarily C-130 program). See “Critical Accounting Policies – Postretirement Benefit Plans” (under the caption “Funding Considerations”) for discussion of future postretirement benefit plan funding.

2014 compared to 2013

Net cash provided by operating activities decreased $680 million in 2014 compared to 2013 primarily due to higher tax payments, net of refunds received and increases in working capital. Our federal and foreign income tax payments, net of refunds received, were approximately $760 million higher in 2014 compared to 2013 due to an increase in net income and lower refunds received in 2014 (attributable to timing of discretionary pension contributions made during the fourth quarter of 2012). The decrease of $274 million in cash provided by working capital (defined as receivables and inventories less accounts payable and customer advances and amounts in excess of costs incurred) was primarily attributable to lower cash receipts related to accounts receivable, primarily timing on the F-35 production contracts (including amounts received in 2013 from resolving U.S. Government contractual withholds that were not repeated in 2014). Partially offsetting the decreases in operating cash flows were lower pension contributions in 2014. We made $2.0 billion in contributions to our qualified defined benefit pension plans in 2014, compared to $2.25 billion in 2013.

Investing Activities

Net cash used for investing activities increased $8.0 billion and $602 million in 2015 and 2014, respectively, compared to the prior year, primarily due to increased acquisition activities. Acquisition activities include both the acquisition of businesses and investments in affiliates. We paid $9.0 billion in 2015 for the Sikorsky acquisition, net of cash acquired (Note 3). We paid $898 million in 2014 for acquisition activities, primarily related to the acquisitions of Zeta, Systems Made Simple, and Industrial Defender. In 2013, we paid $269 million for acquisition activities, primarily related to the acquisition of Amor Group.

Capital expenditures amounted to $939 million in 2015, $845 million in 2014 and $836 million in 2013. The majority of our capital expenditures were for equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use-software.

Additionally, in 2015, we received cash proceeds of approximately $165 million related to three properties sold in California.

Financing Activities

Net cash provided by financing activities increased $7.6 billion in 2015 compared to 2014 primarily due to proceeds from new debt issuances, partially offset by increased repurchases of common stock and higher dividends paid. Net cash used for financing activities increased $608 million in 2014 compared to 2013 primarily due to decreased proceeds from stock option exercises in 2014, higher dividends paid and increased repurchases of common stock, partially offset by the repayment of long-term notes in 2013.

In February 2015, we received net proceeds of $2.21 billion for the issuance of $2.25 billion of fixed interest-rate long-term notes. In November 2015, we borrowed $7.0 billion of fixed interest-rate long-term notes and received net proceeds of $6.9 billion (the November 2015 Notes). These proceeds were used to repay $6.0 billion of outstanding borrowings under a 364-day revolving credit facility that was used to finance a portion of the purchase price for the Sikorsky acquisition. Additionally, in the fourth quarter of 2015, to partially finance the Sikorsky acquisition we borrowed and repaid approximately $1.0 billion under our commercial paper program. See “Capital Structure, Resources and Other” for more information about our debt financing activities.

We paid dividends totaling $1.9 billion ($6.15 per share) in 2015, $1.8 billion ($5.49 per share) in 2014 and $1.5 billion ($4.78 per share) in 2013. We have increased our quarterly dividend rate in each of the last three years, including a 10% increase in the quarterly dividend rate in the fourth quarter of 2015. We declared quarterly dividends of $1.50 per share during each of the first three quarters of 2015 and $1.65 per share during the fourth quarter of 2015; $1.33 per share during each of the first three quarters of 2014 and $1.50 per share during the fourth quarter of 2014; and $1.15 per share during each of the first three quarters of 2013 and $1.33 per share during the fourth quarter of 2013.

We paid $3.1 billion, $1.9 billion and $1.8 billion to repurchase 15.2 million, 11.5 million and 16.2 million shares of our common stock during 2015, 2014 and 2013.

Cash received from the issuance of our common stock in connection with employee stock option exercises during 2015, 2014 and 2013 totaled $174 million, $308 million and $827 million. The exercises resulted in the issuance of 2.2 million shares, 3.7 million shares and 10.0 million shares of our common stock.

In 2013, we repaid $150 million of long-term notes with a fixed interest rate of 7.38% due to their scheduled maturities.

Capital Structure, Resources and Other

At December 31, 2015, we held cash and cash equivalents of $1.1 billion. As of December 31, 2015, approximately $400 million of our cash and cash equivalents was held outside of the U.S. by foreign subsidiaries. Although those balances are generally available to fund ordinary business operations without legal or other restrictions, a significant portion is not immediately available to fund U.S. operations unless repatriated. Our intention is to permanently reinvest earnings from our foreign subsidiaries. While we do not intend to do so, if this cash had been repatriated at the end of 2015, we estimate that about $48 million of U.S. federal income tax would have been due after considering foreign tax credits.

Our outstanding debt, net of unamortized discounts and deferred financing costs, amounted to $15.3 billion at December 31, 2015 and mainly is in the form of publicly-issued notes that bear interest at fixed rates. As of December 31, 2015, we were in compliance with all covenants contained in our debt and credit agreements.

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

Revolving Credit Facilities

On October 9, 2015, we entered into a new $2.5 billion revolving credit facility (the 5-year Facility) with various banks and concurrently terminated our existing $1.5 billion revolving credit facility, which was scheduled to expire in August 2016. The 5-year Facility, which expires on October 9, 2020, is available for general corporate purposes. The undrawn portion of the 5-year Facility is also available to serve as a backup facility for the issuance of commercial paper. We may request and the banks may grant, at their discretion, an increase to the new credit facility up to an additional $500 million. There were no borrowings outstanding under the 5-year Facility as of and for the year ended December 31, 2015.

In contemplation of our acquisition of Sikorsky, on October 9, 2015, we also entered into a 364-day revolving credit facility (the 364-day Facility, and together with the 5-year Facility, the Facilities) with various banks that provided $7.0 billion of funding for general corporate purposes, including the acquisition of Sikorsky. Concurrent with the consummation of the Sikorsky acquisition, we borrowed $6.0 billion under the 364-day Facility. On November 23, 2015, we repaid all outstanding borrowings under the 364-day Facility with proceeds received from the issuance of the November 2015 Notes described below and terminated any remaining commitments of the lenders under the 364-day Facility.

Borrowings under the Facilities are unsecured and bear interest at rates based, at our option, on a Eurodollar Rate or a Base Rate, as defined in the Facilities’ agreements. Each bank’s obligation to make loans under the 5-year Facility is subject to, among other things, our compliance with various representations, warranties and covenants, including covenants limiting our ability and certain of our subsidiaries’ ability to encumber assets and a covenant not to exceed a maximum leverage ratio, as defined in the 5-year Facility agreement.

Long-Term Debt

On November 23, 2015, we issued $7.0 billion of notes (the November 2015 Notes) in a registered public offering. We received net proceeds of $6.9 billion from the offering, after deducting discounts and debt issuance costs, which are being amortized as interest expense over the life of the debt. The November 2015 Notes consist of:

•	$750 million maturing in 2018 with a fixed interest rate of 1.85% (the 2018 Notes);
•	$1.25 billion maturing in 2020 with a fixed interest rate of 2.50% (the 2020 Notes);
•	$500 million maturing in 2023 with a fixed interest rate of 3.10% (the 2023 Notes);
•	$2.0 billion maturing in 2026 with a fixed interest rate of 3.55% (the 2026 Notes);
•	$500 million maturing in 2036 with a fixed interest rate of 4.50% (the 2036 Notes), and
•	$2.0 billion maturing in 2046 with a fixed interest rate of 4.70% (the 2046 Notes).

We may, at our option, redeem some or all of the November 2015 Notes and unpaid interest at any time by paying the principal amount of notes being redeemed plus any make-whole premium and accrued and unpaid interest to the date of redemption. Interest is payable on the 2018 Notes and the 2020 Notes on May 23 and November 23 of each year, beginning on May 23, 2016; on the 2023 Notes and the 2026 Notes on January 15 and July 15 of each year, beginning on July 15, 2016; and on the 2036 Notes and the 2046 Notes on May 15 and November 15 of each year, beginning on May 15, 2016. The November 2015 Notes rank equally in right of payment with all of our existing unsecured and unsubordinated indebtedness. The proceeds of the November 2015 Notes were used to repay the $6.0 billion of borrowings under our 364-day Facility and for general Corporate purposes.

On February 20, 2015, we issued $2.25 billion of notes (the February 2015 Notes) in a registered public offering. We received net proceeds of $2.21 billion from the offering, after deducting discounts and debt issuance costs, which are being amortized as interest expense over the life of the debt. The February 2015 Notes consist of $750 million maturing in 2025 with a fixed interest rate of 2.90%, $500 million maturing in 2035 with a fixed interest rate of 3.60% and $1.0 billion maturing in 2045 with a fixed interest rate of 3.80%. We may, at our option, redeem some or all of the notes at any time by paying the principal amount of notes being redeemed plus any make-whole premium and accrued and unpaid interest to the date of redemption. Interest on the notes is payable on March 1 and September 1 of each year, beginning on September 1, 2015. These notes rank equally in right of payment with all of our existing unsecured and unsubordinated indebtedness. The proceeds of the February 2015 Notes were used for general Corporate purposes.

We also have an effective shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission to provide for the issuance of an indeterminate amount of debt securities.

Commercial Paper

We have agreements in place with financial institutions to provide for the issuance of commercial paper backed by our $2.5 billion credit facility. In connection with the Sikorsky acquisition, in the fourth quarter of 2015 we borrowed and repaid approximately $1.0 billion under our commercial paper program. There were no commercial paper borrowings outstanding as of December 31, 2015. However, we expect to continue to issue commercial paper backed by our credit facility to manage the timing of our cash flows.

Stockholders’ Equity

Our stockholders’ equity was $3.1 billion at December 31, 2015, a decrease of $303 million from December 31, 2014. The decrease was primarily due to the repurchase of 15.2 million common shares for $3.1 billion; and dividends declared of $1.9 billion during the year. These decreases were partially offset by net earnings of $3.6 billion; employee stock activity of $660 million (including the impacts of stock option exercises, ESOP activity and stock-based compensation); and the amortization of $850 million in 2015 postretirement benefit plan expense, offset by the re-measurements of our postretirement benefit plans of $351 million.

As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess purchase price over par value of $2.4 billion recorded as a reduction of retained earnings in 2015.

Contractual Commitments and Off-Balance Sheet Arrangements

At December 31, 2015, we had contractual commitments to repay debt, make payments under operating leases, settle obligations related to agreements to purchase goods and services and settle tax and other liabilities. Capital lease obligations were not material. Payments due under these obligations and commitments are as follows (in millions):

	Payments Due By Period
	Total	Less Than 1 Year	Years 2 and 3	Years 4 and 5	After 5 Years
Long-term debt (a)	$16,181	$953	$750	$2,150	$12,328
Interest payments	11,224	623	1,259	1,192	8,150
Other liabilities	2,892	313	546	365	1,668
Operating lease obligations	793	205	289	165	134
Purchase obligations:
Operating activities	40,455	18,492	15,700	4,792	1,471
Capital expenditures	290	233	55	2	—
Total contractual cash obligations	$71,835	$20,819	$18,599	$8,666	$23,751

(a)	Long-term debt includes scheduled principal payments only and excludes $18 million of debt issued by a consolidated joint venture, for which the debt is not guaranteed by us.

Amounts related to other liabilities represent the contractual obligations for certain long-term liabilities recorded as of December 31, 2015. Such amounts mainly include expected payments under non-qualified pension plans, environmental liabilities and deferred compensation plans.

Purchase obligations related to operating activities include agreements and contracts that give the supplier recourse to us for cancellation or nonperformance under the contract or contain terms that would subject us to liquidated damages. Such agreements and contracts may, for example, be related to direct materials, obligations to subcontractors and outsourcing arrangements. Total purchase obligations for operating activities in the preceding table include approximately $36.7 billion related to contractual commitments entered into as a result of contracts we have with our U.S. Government customers. The U.S. Government generally would be required to pay us for any costs we incur relative to these commitments if they were to terminate the related contracts “for convenience” under the Federal Acquisition Regulation (FAR), subject to available funding. This also would be true in cases where we perform subcontract work for a prime contractor under a U.S. Government contract. The termination for convenience language also may be included in contracts with foreign, state and local governments. We also have contracts with customers that do not include termination for convenience provisions, including contracts with commercial customers.

Purchase obligations in the preceding table for capital expenditures generally include facilities infrastructure, equipment and information technology.

We also may enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. These agreements are designed to enhance the social and economic environment of the foreign country by requiring the contractor to promote investment in the country. Offset agreements may be satisfied through activities that do not require us to use cash, including transferring technology, providing manufacturing and other consulting support to in-country projects and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements also may be satisfied through our use of cash for such activities as purchasing supplies from in-country vendors, providing financial support for in-country projects, establishment of ventures with local companies and building or leasing facilities for in-country operations. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customer and typically require cash outlays that represent only a fraction of the original amount in the offset agreement. The costs to satisfy our offset obligations are included in the estimates of our total costs to complete the contract and may impact our profitability and cash flows. The ability to recover investments that we make is generally dependent upon the successful operation of ventures that we do not control and may involve products and services that are dissimilar to our business activities. At December 31, 2015, the remaining obligations under our outstanding offset agreements totaled $16 billion, which primarily relate to our Aeronautics, MFC and MST business segments, most of which extend through 2028. To the extent we have entered into purchase obligations at December 31, 2015 that also satisfy offset agreements, those amounts are included in the preceding table. Offset programs usually extend over several years and may provide for penalties, estimated at approximately $1.4 billion at December 31, 2015, in the event we fail to perform in accordance with offset requirements. While historically we have not been required to pay material penalties, resolution of offset requirements are often the result of negotiations and subjective judgments.

In connection with our 50% ownership interest of ULA, we and The Boeing Company (Boeing) are required to provide ULA an additional capital contribution if ULA is unable to make required payments under its inventory supply agreement with Boeing. As of December 31, 2015, ULA’s total remaining obligation to Boeing under the inventory supply agreement was $120 million. The parties have agreed to defer the remaining payment obligation as it is more than offset by other commitments to ULA. Accordingly, we do not expect to be required to make a capital contribution to ULA under this agreement.

In addition, both we and Boeing have cross-indemnified each other for guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through December 31, 2015, and that it will not be necessary to make payments under the cross-indemnities or guarantees.

We have entered into standby letters of credit, surety bonds and third-party guarantees with financial institutions and other third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as venture partners. At December 31, 2015, we had the following outstanding letters of credit, surety bonds and third-party guarantees (in millions):

	Commitment Expiration By Period
	Total Commitment	Less Than 1 Year	Years 2 and 3	Years 4 and 5	After 5 Years
Standby letters of credit (a)	$2,718	$1,374	$408	$811	$125
Surety bonds	425	420	2	3	—
Guarantees	678	21	14	130	513
Total commitments	$3,821	$1,815	$424	$944	$638

(a)

Approximately $1.1 billion of standby letters of credit in the “Less Than 1 Year” category, $93 million in the “Years 2 and 3” category and $724 million in the “Years 4 and 5” category are expected to renew for additional periods until completion of the contractual obligation.

At December 31, 2015, third-party guarantees totaled $678 million, of which approximately 79% related to guarantees of contractual performance of ventures to which we currently are or previously were a party. This amount represents our estimate of the maximum amount we would expect to incur upon the contractual non-performance of the venture partners. In addition, we generally have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a venture partner. We believe our current and former venture partners will be able to perform their obligations, as they have done through December 31, 2015, and that it will not be necessary to make payments under the guarantees. In determining our exposures, we evaluate the reputation, technical capabilities and credit quality of our current and former venture partners.

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

Contract Types

Cost-reimbursable contracts

Cost-reimbursable contracts, which accounted for about 43%, 40%, and 45% of our total net sales in 2015, 2014, and 2013, provide for the payment of allowable costs incurred during performance of the contract plus a fee, up to a ceiling based on the amount that has been funded. We generate revenue under two general types of cost-reimbursable contracts: cost-plus-award-fee/incentive-fee contracts, which represent a substantial majority of our cost-reimbursable contracts; and cost-plus-fixed-fee contracts.

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

Fixed-price and other contracts

Under fixed-price contracts, which accounted for about 54%, 55%, and 50% of our total net sales in 2015, 2014, and 2013, we agree to perform the specified work for a pre-determined price. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less profit or could incur a loss. Some fixed-price contracts have a performance-based component under which we may earn incentive payments or incur financial penalties based on our performance.

Under time-and-materials contracts, which accounted for about 3% of our total net sales in 2015 and 5% of our total net sales in 2014 and 2013, we are paid a fixed hourly rate for each direct labor hour expended and we are reimbursed for allowable material costs and allowable out-of-pocket expenses. To the extent our actual direct labor and associated costs vary in relation to the fixed hourly billing rates provided in the contract, we will generate more or less profit or could incur a loss.

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

Postretirement Benefit Plans

Overview

Many of our employees participate in qualified and nonqualified defined benefit pension plans, retiree medical and life insurance plans and other postemployment plans (collectively, postretirement benefit plans – see Note 11). The majority of our accrued benefit obligations relate to our qualified defined benefit pension plans and retiree medical and life insurance plans. We recognize on a plan-by-plan basis the net funded status of these postretirement benefit plans under GAAP as either an asset or a liability on our Balance Sheets. There is a corresponding non-cash adjustment to accumulated other comprehensive loss, net of tax benefits recorded as deferred tax assets, in stockholders’ equity. The GAAP funded status represents the difference between the fair value of each plan’s assets and the benefit obligation of the plan. The GAAP benefit obligation represents the present value of the estimated future benefits we currently expect to pay to plan participants based on past service.

In June 2014, we amended certain of our qualified and nonqualified defined benefit pension plans for non-union employees to freeze future retirement benefits. The freeze will take effect in two stages. Beginning on January 1, 2016, the pay-based component of the formula used to determine retirement benefits was frozen so that future pay increases, annual incentive bonuses or other amounts earned for or related to periods after December 31, 2015 will not be used to calculate retirement benefits. On January 1, 2020, the service-based component of the formula used to determine retirement benefits will also be frozen so that participants will no longer earn further credited service for any period after December 31, 2019. When the freeze is complete, the majority of our salaried employees will have transitioned to an enhanced defined contribution retirement savings plan.

Notwithstanding these actions, the impact of these plans and benefits on our earnings may be volatile in that the amount of expense we record and the funded status for our postretirement benefit plans may materially change from year to year because those calculations are sensitive to funding levels as well as changes in several key economic assumptions, including interest rates, actual rates of return on plan assets and other actuarial assumptions including participant longevity and employee turnover, as well as the timing of cash funding.

Actuarial Assumptions

The plan assets and benefit obligations are measured at the end of each year or more frequently, upon the occurrence of certain events such as a significant plan amendment, settlement or curtailment. The amounts we record are measured using actuarial valuations, which are dependent upon key assumptions such as discount rates, employee turnover, participant longevity, the expected long-term rate of return on plan assets and the health care cost trend rates for our retiree medical plans. The assumptions we make affect both the calculation of the benefit obligations as of the measurement date and the calculation of net periodic benefit cost in subsequent periods. When reassessing these assumptions we consider past and current market conditions and make judgments about future market trends. We also consider factors such as the timing and amounts of expected contributions to the plans and benefit payments to plan participants.

We utilized a discount rate of 4.375% when calculating our benefit obligations related to our defined benefit pension plans at December 31, 2015, compared to 4.00% at December 31, 2014 and 4.75% at December 31, 2013. We utilized a discount rate of 4.25% when calculating our benefit obligations related to our retiree medical plans at December 31, 2015, compared to 3.75% at December 31, 2014 and 4.50% at December 31, 2013. We evaluate several data points in order to arrive at an appropriate discount rate, including results from cash flow models, quoted rates from long-term bond indices and changes in long-term bond rates over the past year. As part of our evaluation, we calculate the approximate average yields on corporate bonds rated AA or better selected to match our projected postretirement benefit plan cash flows.

We utilized an expected long-term rate of return on plan assets of 8.00% at December 31, 2015, consistent with the rate used at December 31, 2014 and December 31, 2013. The long-term rate of return assumption represents the expected long-term rate of return on the funds invested or to be invested, to provide for the benefits included in the benefit obligations. This assumption is based on several factors including historical market index returns, the anticipated long-term allocation of plan assets, the historical return data for the trust funds, plan expenses and the potential to outperform market index returns. The difference between the long-term rate of return on plan assets assumption we select and the actual return on plan assets in any given year affects both the funded status of our benefit plans and the calculation of FAS pension expense in subsequent periods. Although the actual return in any specific year likely will differ from the assumption, the average expected return over a long-term future horizon should be approximately equal to the assumption. As a result, changes in this assumption are less frequent than changes in the discount rate.

Our stockholders’ equity has been reduced cumulatively by $11.3 billion from the annual year-end measurements of the funded status of postretirement benefit plans. The cumulative non-cash, after-tax reduction primarily represents net actuarial losses resulting from declines in discount rates from 6.375% at the end of 2007 to 4.375% at the end of 2015 and investment losses incurred during 2008 and 2015, which will be amortized to expense over the average future service period of employees expected to receive benefits under the plans of approximately 10 years as of December 31, 2015. During 2015, $850 million of these amounts was recognized as a component of postretirement benefit plans expense and about $693 million is expected to be recognized as expense in 2016.

The discount rate and long-term rate of return on plan assets assumptions we select at the end of each year are based on our best estimates and judgment. A change of plus or minus 25 basis points in the 4.375% discount rate assumption at December 31, 2015, with all other assumptions held constant, would have decreased or increased the amount of the qualified pension benefit obligation we recorded at the end of 2015 by approximately $1.5 billion, which would result in an after-tax increase or decrease in stockholders’ equity at the end of the year of approximately $1.0 billion. If the 4.375% discount rate at December 31, 2015 that was used to compute the expected 2016 FAS pension expense for our qualified defined benefit pension plans had been 25 basis points higher or lower, with all other assumptions held constant, the amount of FAS pension expense projected for 2016 would be lower or higher by approximately $120 million. If the 8.00% expected long-term rate of return on plan assets assumption at December 31, 2015 that was used to compute the expected 2016 FAS pension expense for our qualified defined benefit pension plans had been 25 basis points higher or lower, with all other assumptions held constant, the amount of FAS pension expense projected for 2016 would be lower or higher by approximately $85 million.

Funding Considerations

We made contributions related to our qualified defined benefit pension plans of $2.0 billion in 2014 and $2.25 billion in 2013 inclusive of amounts in excess of our required contributions. We made $5 million in contributions to our new Sikorsky bargained qualified defined benefit pension plan in 2015. Funding of our qualified defined benefit pension plans is determined in a manner consistent with CAS and in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006 (PPA). Our goal has been to fund the pension plans to a level of at least 80%, as determined under the PPA. This ERISA funded status is calculated on a different basis than under GAAP. In

July 2012, the U.S. Government passed the Moving Ahead for Progress in the 21st Century Act of 2012 (MAP-21), which included a provision that changed the methodology for calculating the interest rate assumption used in determining the minimum funding requirements under the PPA. As a result of MAP-21 there was an increase in the interest rate assumption, which in turn lowered the minimum funding requirements. The impact of MAP-21 decreased each year and was scheduled to phase out by 2016. On August 8, 2014, the Highway and Transportation Funding Act of 2014 (HATFA) was enacted; and on November 2, 2015, the Bipartisan Budget Act of 2015; which extend the methodology put in place by MAP-21 to calculate the interest rate assumption so that the impact will begin to decrease in 2021 and phase out by 2024. This has the effect of lowering our minimum funding requirements during the affected periods from what they otherwise would have been had the legislation not been enacted. The ERISA funded status of our qualified defined benefit pension plans was about 90% and 92% as of December 31, 2015 and 2014. The GAAP funded status of our qualified defined benefit pension plans was about 73% and 76% funded at December 31, 2015 and 2014.

Contributions to our defined benefit pension plans are recovered over time through the pricing of our products and services on U.S. Government contracts, including FMS, and are recognized in our cost of sales and net sales. CAS govern the extent to which our pension costs are allocable to and recoverable under contracts with the U.S. Government, including FMS. We recovered $1.6 billion in 2015 and $1.5 billion in both 2014 and 2013 as CAS pension costs. Effective February 27, 2012, CAS rules were revised to better align the recovery of pension costs, including prepayment credits, on U.S. Government contracts with the minimum funding requirements of the PPA (referred to as CAS Harmonization). Specifically, CAS Harmonization shortened the amortization period for allocating gains and losses to U.S. Government contracts from 15 to 10 years and requires the use of an interest rate to determine CAS pension cost consistent with the interest rate used to determine minimum pension funding requirements under the PPA. While the change in the amortization period was applicable beginning in 2013, there is a transition period for the impact of the change in the CAS liability measurement due to the revised interest rate that will be phased in with the full impact occurring in 2017. We expect the incremental impact of CAS Harmonization will increase successively through 2017, primarily due to the liability measurement transition period included in the amended rule. The enactment of the HATFA and Bipartisan Budget Act of 2015 also increased the interest rate assumption used to determine our CAS pension costs, which has the effect of lowering the recovery of pension contributions during the affected periods as it decreases our CAS pension costs.

Pension cost recoveries under CAS occur in different periods from when pension contributions are made under the PPA. Amounts contributed in excess of the CAS pension costs recovered under U.S. Government contracts are considered to be prepayment credits under the CAS rules. As of December 31, 2015, our prepayment credits were approximately $9.0 billion as compared to $10.8 billion at December 31, 2014. The prepayment balance will increase or decrease based on our actual investment return on plan assets.

Trends

We do not plan to make contributions to our heritage pension plans in 2016 or 2017 because none are required using current assumptions, including anticipated investment returns on plan assets. However, we do plan to make contributions of approximately $25 million in 2016 and about $35 million in 2017 to our new Sikorsky bargained qualified defined benefit pension plan. We anticipate recovering approximately $2.0 billion of CAS pension cost in 2016 with a higher CAS recovery projected in 2017. Since the annual amount of CAS cost is more than our planned cash funding in each of these years, we will recover a portion of the $9.0 billion of prepayment credits existing at December 31, 2015.

We expect our 2016 FAS pension expense to be $1.0 billion, which is comparable to our 2015 FAS pension expense of $1.1 billion. Also, we expect FAS/CAS pension income in 2016 of about $975 million, as compared to FAS/CAS pension income of $471 million in 2015, primarily due to higher CAS pension costs due to CAS Harmonization.

Environmental Matters

We are a party to various agreements, proceedings and potential proceedings for environmental cleanup issues, including matters at various sites where we have been designated a potentially responsible party (PRP). At December 31, 2015 and 2014, the total amount of liabilities recorded on our Balance Sheet for environmental matters was $1.0 billion and $965 million. We have recorded receivables totaling $858 million and $836 million at December 31, 2015 and 2014 for the portion of environmental costs that are probable of future recovery in pricing of our products and services for agencies of the U.S. Government, as discussed below. The amount that is expected to be allocated to our non-U.S. Government contracts or that is determined to not be recoverable under U.S. Government contracts has been expensed through cost of sales. We project costs and recovery of costs over approximately 20 years. Our acquisition of Sikorsky included certain environmental remediation liabilities that are among those recorded on our Balance Sheet, along with the related receivables for probable future recovery. These amounts did not materially impact our consolidated financial statements.

We enter into agreements (e.g., administrative orders, consent decrees) that document the extent and timing of our environmental remediation obligation. We also are involved in remediation activities at environmental sites where formal agreements either do not exist or do not quantify the extent and timing of our obligation. Environmental cleanup activities usually span many years, which makes estimating the costs more judgmental due to, for example, changing remediation technologies. To determine the costs related to cleanup sites, we have to assess the extent of contamination, effects on natural resources, the appropriate technology to be used to accomplish the remediation and evolving governmental environmental standards.

We perform quarterly reviews of environmental remediation sites and record liabilities and receivables in the period it becomes probable that a liability has been incurred and the amounts can be reasonably estimated (see the discussion under “Environmental Matters” in “Note 1 – Significant Accounting Policies” and “Note 14 – Legal Proceedings, Commitments and Contingencies” to our consolidated financial statements). We consider the above factors in our quarterly estimates of the timing and amount of any future costs that may be required for remediation activities, which results in the calculation of a range of estimates for a particular environmental site. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined. Given the required level of judgment and estimation, it is likely that materially different amounts could be recorded if different assumptions were used or if circumstances were to change (e.g., a change in environmental standards or a change in our estimate of the extent of contamination).

On July 1, 2014, a regulation became effective in California setting the maximum level of the contaminant hexavalent chromium in drinking water at 10 parts per billion (ppb). In May 2014, the California Manufacturers and Technology Association filed a suit alleging the 10 ppb threshold is lower than is required to protect public health and thus imposes unjustified costs on the regulated community. We cannot predict the outcome of this suit or whether other challenges may be advanced by the regulated community or environmental groups which had sought a significantly higher and lower standard, respectively. If the new standard remains at 10 ppb, it will not have a material impact on our existing remediation costs in California. In addition, California is reevaluating its existing drinking water standard with respect to a second contaminant, perchlorate, and the U.S. Environmental Protection Agency (U.S. EPA) is also considering whether to regulate perchlorate and hexavalent chromium in drinking water. In February 2016, the Natural Resources Defense Council filed suit in federal court in New York against the U.S. EPA to compel the U.S. EPA to set an enforceable drinking water standard for perchlorate. If substantially lower standards are adopted, in either California or at the federal level, for perchlorate or, if the U.S. EPA were to adopt a standard for hexavalent chromium lower than 10 ppb, we expect a material increase in our estimates for environmental liabilities and the related assets for the portion of the increased costs that are probable of future recovery in the pricing of our products and services for the U.S. Government. The amount that would be allocable to our non-U.S. Government contracts or that is determined to not be recoverable under U.S. Government contracts would be expensed, which may have a material effect on our earnings in any particular interim reporting period.

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

Goodwill

The assets and liabilities of acquired businesses are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying identifiable net assets of acquired businesses.

Our goodwill balances were $13.6 billion and $10.9 billion at December 31, 2015 and 2014. During 2015, our goodwill balance increased $2.7 billion, primarily as a result of $2.8 billion in preliminary goodwill recorded in connection with the Sikorsky acquisition. We perform an impairment test of our goodwill at least annually in the fourth quarter or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may be impaired. Such events or changes in circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators, competition, reorganizations of our business, U.S. Government budget restrictions or the disposal of all or a portion of a reporting unit. Our goodwill has been allocated to and is tested for impairment at a level referred to as the reporting unit, which is our business segment level or a level below the business segment. The level at which we test goodwill for impairment requires us to determine whether the operations below the business segment constitute a self-sustaining business for which discrete financial information is available and segment management regularly reviews the operating results.

We may use both qualitative and quantitative approaches when testing goodwill for impairment. Under the qualitative approach for selected reporting units we perform a qualitative evaluation of events and circumstances impacting the reporting unit to determine the likelihood of goodwill impairment. Based on that qualitative evaluation, if we determine it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further evaluation is necessary. Otherwise we perform a quantitative two-step impairment test. For certain reporting units we only perform a quantitative impairment test.

Under step one of the quantitative two step impairment test, we compare the fair value of a reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its fair value, we then perform step two of the quantitative impairment test and compare the implied value of the reporting unit’s goodwill with the carrying value of its goodwill. The implied value of the reporting unit’s goodwill is calculated by creating a hypothetical balance sheet as if the reporting unit had just been acquired. This balance sheet contains all assets and liabilities recorded at fair value (including any assumed intangible assets that may not have any corresponding carrying value in our balance sheet). The implied value of the reporting unit’s goodwill is calculated by subtracting the fair value of the net assets from the fair value of the reporting unit. If the carrying value of the reporting unit’s goodwill exceeds the implied value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

We estimate the fair value of each reporting unit using a combination of a discounted cash flow (DCF) analysis and market-based valuation methodologies such as comparable public company trading values and values observed in recent business acquisitions. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, discount rates and relevant comparable public company earnings multiples and relevant transaction multiples. The cash flows employed in the DCF analyses are based on our best estimate of future sales, earnings and cash flows after considering factors such as general market conditions, U.S. Government budgets, existing firm orders, expected future orders, contracts with suppliers, labor agreements, changes in working capital, long term business plans and recent operating performance. The discount rates utilized in the DCF analysis are based on the respective reporting unit’s weighted average cost of capital, which takes into account the relative weights of each component of capital structure (equity and debt) and represents the expected cost of new capital, adjusted as appropriate to consider the risk inherent in future cash flows of the respective reporting unit.

The carrying value of each reporting unit includes the assets and liabilities employed in its operations, goodwill and allocations of amounts held at the business segment and corporate levels. Corporate allocations include our postretirement benefit plans liabilities, as determined in accordance with CAS, in order to align the basis of the carrying values with the determination of the fair values of our reporting units, which are measured using CAS pension cost. CAS pension cost is recovered through the pricing of our products and services on U.S. Government contracts and, therefore, affects the fair value of each reporting unit. The amount of CAS pension liability allocated to each reporting unit is significantly influenced by a number of factors, including the discount rate used to estimate the obligation. On August 8, 2014, the HATFA, and on November 2, 2015, the Bipartisan Budget Act of 2015 was enacted, which extended the pension interest rate relief of the prior MAP-21. As a result, the interest rate used to calculate CAS pension costs recovered under our contracts with the U.S. Government increased with the resulting effect of decreasing the amount of CAS pension liability allocated to each reporting unit, contributing to an increase in the carrying value of each reporting unit.

In the fourth quarter of 2015, we performed our annual goodwill impairment test for each of our reporting units. In connection with our fourth quarter 2015 program realignment, goodwill was reallocated between affected reporting units on a relative fair value basis. We performed goodwill impairment tests prior and subsequent to the realignment. The results of our 2015 annual impairment tests of goodwill indicated that no impairment existed.

In the fourth quarter of 2014, we performed our annual goodwill impairment test for each of our reporting units. The results of these tests indicated that the estimated fair values of our reporting units exceeded their carrying values, with the exception of our Technical Services reporting unit within our IS&GS business segment. Technical Services, for which we recorded a $195 million goodwill impairment in 2013, experienced further declines in fair value during 2014. Technical Services which typically has smaller customer contracts of a shorter duration, has been adversely impacted by market pressures such as lower in-theater support as troop levels are drawn down and increased re-competition on existing contracts that are awarded primarily on the basis of price. As a result, we compared the implied value of that reporting unit’s goodwill with the carrying value of its goodwill, and since the carrying value exceeded the implied value, we recorded a non-cash impairment charge of $119 million in the fourth quarter of 2014 equal to that differential.

As a result of the 2014 annual goodwill impairment test, our Civil reporting unit was considered at risk of future goodwill impairment due to market factors and because the fair value of the Civil reporting unit exceeded its carrying value by a margin of approximately 15%. The results of our 2015 annual goodwill impairment test indicated that our Civil reporting unit’s fair value was no longer considered at risk of future goodwill impairment due to an increase in assessed fair value.

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

Intangible Assets

Intangible assets from acquired businesses are recognized at their estimated fair values at the date of acquisition and consist of customer programs, trademarks, customer relationships, technology and other intangible assets. Customer programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology and trademarks underlying the associated program. Acquired intangibles deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. This testing compares carrying value to fair value and, when appropriate, the carrying value of these assets is reduced to fair value. Finite-lived intangibles are amortized to expense over the applicable useful lives, ranging from three to twenty years, based on the nature of the asset and the underlying pattern of economic benefit as reflected by future net cash inflows.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard that will change the way we recognize revenue and significantly expand the disclosure requirements for revenue arrangements. On July 9, 2015, the FASB approved a one-year deferral of the effective date of the standard to 2018 for public companies, with an option that would permit companies to adopt the standard in 2017. Early adoption prior to 2017 is not permitted. The new standard may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained earnings at the effective date for existing contracts with remaining performance obligations. In addition, the FASB is contemplating making additional changes to certain elements of the new standard. We are currently evaluating the methods of adoption allowed by the new standard and the effect the standard is expected to have on our consolidated financial statements and related disclosures. As the new standard will supersede substantially all existing revenue guidance affecting us under GAAP, it could impact revenue and cost recognition on thousands of contracts across all our business segments, in addition to our business processes and our information technology systems. As a result, our evaluation of the effect of the new standard will extend over future periods.

In September 2015, the FASB issued a new standard that simplifies the accounting for adjustments made to preliminary amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. Instead, adjustments will be recognized in the period in which the adjustments are determined, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. We adopted the standard on January 1, 2016 and will prospectively apply the standard to business combination adjustments identified after the date of adoption.

In November 2015, the FASB issued a new standard that simplifies the presentation of deferred income taxes and requires that deferred tax assets and liabilities, as well as any related valuation allowance, be classified as noncurrent in our consolidated balance sheets. The standard is effective January 1, 2017, with early adoption permitted. The standard may be applied either prospectively from the date of adoption or retrospectively to all prior periods presented. We are currently evaluating when we will adopt the standard and the method of adoption.

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

Our main exposure to market risk relates to interest rates, foreign currency exchange rates and market prices on certain equity securities. Our financial instruments that are subject to interest rate risk principally include fixed-rate long-term debt. The estimated fair value of our outstanding debt was $16.5 billion at December 31, 2015 and the outstanding principal amount was $16.2 billion, excluding unamortized discounts and deferred financing costs of $1.0 billion. A 10% change in the level of interest rates would not have a material impact on the fair value of our outstanding debt at December 31, 2015.

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

The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on our intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives attributable to the effective portion of hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items or reflected net of income taxes in accumulated other comprehensive loss until the hedged transaction is recognized in earnings. Changes in the fair value of the derivatives that are attributable to the ineffective portion of the hedges, or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. The aggregate notional amount of our outstanding interest rate swaps at December 31, 2015 and 2014 was $1.5 billion and $1.3 billion. The aggregate notional amount of our outstanding foreign currency hedges at December 31, 2015 and 2014 was $4.1 billion and $804 million. At December 31, 2015 and 2014, the net fair value of our derivative instruments was not material (Note 15). A 10% appreciation or devaluation of the hedged currency as compared to the level of foreign exchange rates for currencies under contract at December 31, 2015 would not have a material impact on the aggregate net fair value of such contracts or our consolidated financial statements.

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

We maintain a separate trust that includes investments to fund certain of our non-qualified deferred compensation plans. As of December 31, 2015, investments in the trust totaled $1.1 billion and are reflected at fair value on our Balance Sheet in other noncurrent assets. The trust holds investments in marketable equity securities and fixed-income securities that are exposed to price changes and changes in interest rates. A portion of the liabilities associated with the deferred compensation plans supported by the trust is also impacted by changes in the market price of our common stock and certain market indices. Changes in the value of the liabilities have the effect of partially offsetting the impact of changes in the value of the trust. Both the change in the fair value of the trust and the change in the value of the liabilities are recognized on our Statements of Earnings in other unallocated, net and were not material for the year ended December 31, 2015.

ITEM 8.	Financial Statements and Supplementary Data.

Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm,

on the Audited Consolidated Financial Statements

Board of Directors and Stockholders

Lockheed Martin Corporation

We have audited the accompanying consolidated balance sheets of Lockheed Martin Corporation as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lockheed Martin Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lockheed Martin Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 24, 2016

Lockheed Martin Corporation

Consolidated Statements of Earnings

(in millions, except per share data)

	Years Ended December 31,
	2015	2014	2013
Net sales
Products	$35,882	$36,093	$35,691
Services	10,250	9,507	9,667
Total net sales	46,132	45,600	45,358
Cost of sales
Products	(32,006)	(31,965)	(31,346)
Services	(9,011)	(8,393)	(8,588)
Goodwill impairment charges	—	(119)	(195)
Severance charges	(102)	—	(201)
Other unallocated, net	187	132	(841)
Total cost of sales	(40,932)	(40,345)	(41,171)
Gross profit	5,200	5,255	4,187
Other income, net	236	337	318
Operating profit	5,436	5,592	4,505
Interest expense	(443)	(340)	(350)
Other non-operating income, net	30	6	—
Earnings from continuing operations before income taxes	5,023	5,258	4,155
Income tax expense	(1,418)	(1,644)	(1,205)
Net earnings from continuing operations	3,605	3,614	2,950
Net earnings from discontinued operations	—	—	31
Net earnings	$3,605	$3,614	$2,981

Earnings per common share
Basic
Continuing operations	$11.62	$11.41	$9.19
Discontinued operations	—	—	.10
Basic earnings per common share	$11.62	$11.41	$9.29
Diluted
Continuing operations	$11.46	$11.21	$9.04
Discontinued operations	—	—	.09
Diluted earnings per common share	$11.46	$11.21	$9.13

The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Comprehensive Income

(in millions)

	Years Ended December 31,
	2015	2014	2013
Net earnings	$3,605	$3,614	$2,981
Other comprehensive income (loss), net of tax
Postretirement benefit plans
Net other comprehensive (loss) income recognized during the period, net of tax benefit (expense) of $0.2 billion in 2015, $1.5 billion in 2014 and $(1.6) billion in 2013	(351)	(2,870)	2,868
Amounts reclassified from accumulated other comprehensive loss, net of tax expense of $464 million in 2015, $386 million in 2014 and $555 million in 2013	850	706	1,015
Other, net	(73)	(105)	9
Other comprehensive income (loss), net of tax	426	(2,269)	3,892
Comprehensive income	$4,031	$1,345	$6,873

The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation

Consolidated Balance Sheets

(in millions, except par value)

	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$1,090	$1,446
Receivables, net	8,061	5,877
Inventories, net	4,962	2,804
Deferred income taxes	1,463	1,451
Other current assets	622	744
Total current assets	16,198	12,322

Property, plant and equipment, net	5,490	4,751
Goodwill	13,576	10,862
Intangible assets	4,147	324
Deferred income taxes	4,470	4,013
Other noncurrent assets	5,247	4,774
Total assets	$49,128	$37,046

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,974	$1,562
Customer advances and amounts in excess of costs incurred	6,988	5,775
Salaries, benefits and payroll taxes	1,916	1,824
Current maturities of long-term debt	956	—
Other current liabilities	2,223	1,951
Total current liabilities	14,057	11,112

Accrued pension liabilities	11,807	11,413
Other postretirement benefit liabilities	1,070	1,102
Long-term debt, net	14,305	6,142
Other noncurrent liabilities	4,792	3,877
Total liabilities	46,031	33,646

Stockholders’ equity
Common stock, $1 par value per share	303	314
Additional paid-in capital	—	—
Retained earnings	14,238	14,956
Accumulated other comprehensive loss	(11,444)	(11,870)
Total stockholders’ equity	3,097	3,400
Total liabilities and stockholders’ equity	$49,128	$37,046

The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Cash Flows

(in millions)

	Years Ended December 31,
	2015	2014	2013
Operating activities
Net earnings	$3,605	$3,614	$2,981
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	1,026	994	990
Stock-based compensation	138	164	189
Deferred income taxes	(445)	(401)	(5)
Goodwill impairment charges	—	119	195
Severance charges	102	—	201
Changes in assets and liabilities
Receivables, net	(256)	28	767
Inventories, net	(398)	77	(60)
Accounts payable	(160)	95	(647)
Customer advances and amounts in excess of costs incurred	(32)	(572)	(158)
Postretirement benefit plans	1,068	(880)	(375)
Income taxes	(48)	351	364
Other, net	501	277	104
Net cash provided by operating activities	5,101	3,866	4,546

Investing activities
Capital expenditures	(939)	(845)	(836)
Acquisitions of businesses and investments in affiliates	(9,003)	(898)	(269)
Other, net	208	20	(16)
Net cash used for investing activities	(9,734)	(1,723)	(1,121)

Financing activities
Repurchases of common stock	(3,071)	(1,900)	(1,762)
Proceeds from stock option exercises	174	308	827
Dividends paid	(1,932)	(1,760)	(1,540)
Proceeds from the issuance of long-term debt	9,101	—	—
Repayments of long-term debt	—	—	(150)
Proceeds from borrowings under revolving credit facilities	6,000	—	—
Repayments of borrowings under revolving credit facilities	(6,000)	—	—
Other, net	5	38	(81)
Net cash provided by (used for) financing activities	4,277	(3,314)	(2,706)
Net change in cash and cash equivalents	(356)	(1,171)	719
Cash and cash equivalents at beginning of year	1,446	2,617	1,898
Cash and cash equivalents at end of year	$1,090	$1,446	$2,617

The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Stockholders’ Equity

(in millions, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2012	$321	$ —	$13,211	$(13,493)	$ 39
Net earnings	—	—	2,981	—	2,981
Other comprehensive income, net of tax	—	—	—	3,892	3,892
Repurchases of common stock	(16)	(1,294)	(434)	—	(1,744)
Dividends declared ($4.78 per share)	—	—	(1,558)	—	(1,558)
Stock-based awards and ESOP activity	14	1,294	—	—	1,308
Balance at December 31, 2013	319	—	14,200	(9,601)	4,918
Net earnings	—	—	3,614	—	3,614
Other comprehensive income, net of tax	—	—	—	(2,269)	(2,269)
Repurchases of common stock	(12)	(792)	(1,096)	—	(1,900)
Dividends declared ($5.49 per share)	—	—	(1,762)	—	(1,762)
Stock-based awards and ESOP activity	7	792	—	—	799
Balance at December 31, 2014	314	—	14,956	(11,870)	3,400
Net earnings	—	—	3,605	—	3,605
Other comprehensive income, net of tax	—	—	—	426	426
Repurchases of common stock	(15)	(656)	(2,400)	—	(3,071)
Dividends declared ($6.15 per share)	—	—	(1,923)	—	(1,923)
Stock-based awards and ESOP activity	4	656	—	—	660
Balance at December 31, 2015	$303	$ —	$14,238	$(11,444)	$ 3,097

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

Basis of presentation – Our consolidated financial statements include the accounts of subsidiaries we control and variable interest entities if we are the primary beneficiary. We eliminate intercompany balances and transactions in consolidation. Our receivables, inventories, customer advances and amounts in excess of costs incurred and certain amounts in other current liabilities primarily are attributable to long-term contracts or programs in progress for which the related operating cycles are longer than one year. In accordance with industry practice, we include these items in current assets and current liabilities. Unless otherwise noted, we present all per share amounts cited in these consolidated financial statements on a “per diluted share” basis. Certain prior period amounts have been reclassified to conform with current year presentation.

On November 6, 2015, we completed the acquisition of Sikorsky Aircraft Corporation (Sikorsky) for $9.0 billion, net of cash acquired. Sikorsky, a global company primarily engaged in the design, manufacture, service and support of military and commercial helicopters, has become a wholly-owned subsidiary of ours, aligned under our MST business segment. The financial results of the acquired Sikorsky business have been included in our consolidated results of operations from the November 6, 2015 acquisition date through December 31, 2015. Accordingly, the consolidated financial results for the year ended December 31, 2015 do not reflect a full year of Sikorsky operations.

During the fourth quarter of 2015, we realigned certain programs between our business segments in connection with the strategic review of our government informational technology (IT) and technical services businesses. The amounts, discussion and presentation of our business segments as set forth in all years presented in our consolidated financial statements have been reclassified from prior year presentation to reflect the realignment. The realignment did not impact the Corporation’s previously reported consolidated financial statements. See “Note 5 – Information on Business Segments” for additional information including revised historical segment results under our new structure.

On January 26, 2016 we entered into definitive agreements to separate and combine our Information Systems & Global Solutions (IS&GS) business segment with Leidos Holdings, Inc. (Leidos) in a tax-efficient Reverse Morris Trust transaction. Subsequent to the program realignment described above, our IS&GS business segment represents the government IT and technical services businesses that were under strategic review. The transaction is expected to close in the third or fourth quarter of 2016. Until closing, IS&GS will operate as a business segment and financial results for the IS&GS business segment will be reported in our continuing operations. See “Note 3 – Acquisitions and Divestitures” for additional information about the planned divestiture of our IS&GS business segment.

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

Percentage-of-Completion Method – The percentage-of-completion method for product contracts depends on the nature of the products provided under the contract. For example, for contracts that require us to perform a significant level of development effort in comparison to the total value of the contract and/or to deliver minimal quantities, sales are recorded using the cost-to-cost method to measure progress toward completion. Under the cost-to-cost method of accounting, we recognize sales and an estimated profit as costs are incurred based on the proportion that the incurred costs bear to total estimated costs. For contracts that require us to provide a substantial number of similar items without a significant level of development, we record sales and an estimated profit on a percentage-of-completion basis using units-of-delivery as the basis to measure progress toward completing the contract. For contracts to provide services to the U.S. Government, sales are generally recorded using the cost-to-cost method.

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

In addition, comparability of our business segment sales, operating profit and operating margins may be impacted by changes in profit booking rates on our contracts accounted for using the percentage-of-completion method of accounting. Increases in the profit booking rates, typically referred to as risk retirements, usually relate to revisions in the estimated total costs that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate resulting in an increase in the estimated total costs to complete and a reduction in the profit booking rate. Increases or decreases in profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Segment operating profit and margins may also be impacted favorably or unfavorably by other items. Favorable items may include the positive resolution of contractual matters, cost recoveries on restructuring charges, insurance recoveries and gains on sales of assets. Unfavorable items may include the adverse resolution of contractual matters; restructuring charges, except for significant severance actions (such as those mentioned below in Note 15) which are excluded from segment operating results; reserves for disputes; asset impairments; and losses on sales of assets. Segment operating profit and items such as risk retirements, reductions of profit booking rates or other matters are presented net of state income taxes.

Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, net of state income taxes, increased segment operating profit, by approximately $1.9 billion in 2015, $1.8 billion in 2014 and $2.1 billion in 2013. These adjustments increased net earnings by approximately $1.2 billion ($3.87 per share) in 2015, $1.1 billion ($3.55 per share) in 2014 and $1.3 billion ($4.09 per share) in 2013.

Services Method – For cost-reimbursable contracts for services to non-U.S. Government customers, we record net sales as services are performed, except for award and incentive fees. Award and incentive fees are recorded when they are fixed or determinable, generally at the date the amount is communicated to us by the customer. This approach results in the recognition of such fees at contractual intervals (typically every six months) throughout the contract and is dependent on the customer’s processes for notification of awards and issuance of formal notifications. Under fixed-price service contracts, we are paid a predetermined fixed amount for a specified scope of work and generally have full responsibility for the costs associated with the contract and the resulting profit or loss. We record net sales under fixed-price service contracts with non-U.S. Government customers on a straight-line basis over the period of contract performance, unless evidence suggests that net sales are earned or the obligations are fulfilled in a different pattern. Costs for all service contracts are expensed as incurred.

Research and development and similar costs – Except for certain arrangements described below, we account for independent research and development costs as part of the general and administrative costs that are allocated among all of our contracts and programs in progress under U.S. Government contractual arrangements and charged to cost of sales. Under certain arrangements in which a customer shares in product development costs, our portion of unreimbursed costs is expensed as incurred in cost of sales. Independent research and development costs charged to cost of sales totaled $839 million in 2015, $751 million in 2014 and $697 million in 2013. Costs we incur under customer-sponsored research and development programs pursuant to contracts are included in net sales and cost of sales.

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

We periodically assess our tax filing exposures related to periods that are open to examination. Based on the latest available information, we evaluate our tax positions to determine whether the position will more-likely-than-not be sustained upon examination by the Internal Revenue Service (IRS) or other taxing authorities. If we cannot reach a more-likely-than-not determination, no benefit is recorded. If we determine that the tax position is more-likely-than-not to be sustained, we record the largest amount of benefit that is more-likely-than-not to be realized when the tax position is settled. We record interest and penalties related to income taxes as a component of income tax expense on our Statements of Earnings. Interest and penalties were not material.

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

Property, plant and equipment – We record property, plant and equipment at cost. We provide for depreciation and amortization on plant and equipment generally using accelerated methods during the first half of the estimated useful lives of the assets and the straight-line method thereafter. The estimated useful lives of our plant and equipment generally range from

10 to 40 years for buildings and five to 15 years for machinery and equipment. No depreciation expense is recorded on construction in progress until such assets are placed into operation. Depreciation expense related to plant and equipment was $738 million in 2015, $739 million in 2014 and $714 million in 2013.

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

Capitalized software – We capitalize certain costs associated with the development or purchase of internal-use software. The amounts capitalized are included in other noncurrent assets on our Balance Sheets and are amortized on a straight-line basis over the estimated useful life of the resulting software, which ranges from two to six years. As of December 31, 2015 and 2014, capitalized software totaled $481 million and $547 million, net of accumulated amortization of $1.9 billion and $1.8 billion. No amortization expense is recorded until the software is ready for its intended use. Amortization expense related to capitalized software was $172 million in 2015, $206 million in 2014 and $228 million in 2013.

Goodwill – The assets and liabilities of acquired businesses are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying identifiable net assets of acquired businesses.

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

We may use both qualitative and quantitative approaches when testing goodwill for impairment. Under the qualitative approach, for selected reporting units we perform a qualitative evaluation of events and circumstances impacting the reporting unit to determine the likelihood of goodwill impairment. Based on that qualitative evaluation, if we determine it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further evaluation is necessary. Otherwise, we perform a quantitative two-step impairment test. For certain reporting units we only perform a quantitative impairment test.

Under step one of the quantitative impairment test, we compare the fair value of each reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its fair value, we then perform step two of the quantitative impairment test and compare the implied value of the reporting unit’s goodwill with the carrying value of its goodwill. The implied value of the reporting unit’s goodwill is calculated by creating a hypothetical balance sheet as if the reporting unit had just been acquired. This balance sheet contains all assets and liabilities recorded at fair value (including any intangible assets that may not have any corresponding carrying value in our balance sheet). The implied value of the reporting unit’s goodwill is calculated by subtracting the fair value of the net assets from the fair value of the reporting unit. If the carrying value of the reporting unit’s goodwill exceeds the implied value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

We estimate the fair value of each reporting unit using a combination of a discounted cash flow (DCF) analysis and market-based valuation methodologies such as comparable public company trading values and values observed in recent business acquisitions. Determining fair value requires the exercise of significant judgments, including judgments about the amount and timing of expected future cash flows, long-term growth rates, discount rates and relevant comparable public company earnings multiples and relevant transaction multiples. The cash flows employed in the DCF analyses are based on our best estimate of future sales, earnings and cash flows after considering factors such as general market conditions, U.S. Government budgets, existing firm orders, expected future orders, contracts with suppliers, labor agreements, changes in working capital, long-term business plans and recent operating performance. The discount rates utilized in the DCF analysis are based on the respective reporting unit’s weighted average cost of capital, which takes into account the relative weights of each component of capital structure (equity and debt) and represents the expected cost of new capital, adjusted as appropriate to consider the risk inherent in future cash flows of the respective reporting unit.

In the fourth quarter of 2015, we performed our annual goodwill impairment test for each of our reporting units. During the fourth quarter of 2015, we realigned certain programs between our business segments in connection with our strategic review of our government IT and technical services businesses. As part of the realignment, goodwill was reallocated between affected reporting units on a relative fair value basis. We performed goodwill impairment tests prior and subsequent to the realignment. The results of our 2015 annual impairment tests of goodwill indicated that no impairment existed.

In the fourth quarter of 2014, we completed our annual goodwill impairment test for each of our reporting units. The results of these tests indicated that the estimated fair values of our reporting units exceeded their carrying values, with the exception of our Technical Services reporting unit within our IS&GS business segment. The impact of market pressures such as lower in-theater support as troop levels are drawn down and increased re-competition on existing contracts that are awarded primarily on the basis of price adversely impacted the fair value of this reporting unit. As a result, we compared the implied value of that reporting unit’s goodwill with the carrying value of its goodwill, and since the carrying value exceeded the implied value, we recorded a non-cash impairment charge of $119 million in the fourth quarter of 2014 equal to that differential. This charge reduced our net earnings by $107 million ($.33 per share).

During the fourth quarter of 2013, due to the continuing impact of defense budget reductions and related competitive pressures on the Technical Services business, we recorded a non-cash goodwill impairment charge of $195 million. This charge reduced our 2013 net earnings by $176 million ($.54 per share).

Intangible assets – Intangible assets from acquired businesses are recognized at their estimated fair values at the date of acquisition and consist of customer programs, trademarks, customer relationships, technology and other intangible assets. Customer programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology and trademarks underlying the associated program. Acquired intangibles deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. This testing compares carrying value to fair value and, when appropriate, the carrying value of these assets is reduced to fair value. Finite-lived intangibles are amortized to expense over the applicable useful lives, ranging from three to twenty years, based on the nature of the asset and the underlying pattern of economic benefit as reflected by future net cash inflows.

Customer advances and amounts in excess of cost incurred – We receive advances, performance-based payments and progress payments from customers that may exceed costs incurred on certain contracts, including contracts with agencies of the U.S. Government. We classify such advances, other than those reflected as a reduction of receivables or inventories as discussed above, as current liabilities.

Debt issuance costs – In 2015, we early adopted a new standard of the Financial Accounting Standards Board (FASB) which simplifies the presentation of debt issuance costs. In accordance with the new standard, we now reflect debt issuance costs as a reduction from the face amount of debt on our consolidated balance sheets. These costs, which are $95 million and $27 million as of December 31, 2015 and 2014, are amortized as interest expense over the life of the related debt. In prior year presentation, these costs were reflected within other noncurrent assets on our consolidated balance sheets.

Postretirement benefit plans – Many of our employees are covered by defined benefit pension plans and we provide certain health care and life insurance benefits to eligible retirees (collectively, postretirement benefit plans). GAAP requires that the amounts we record related to our postretirement benefit plans be computed, based on service to date, using actuarial valuations that are based in part on certain key economic assumptions we make, including the discount rate, the expected long-term rate of return on plan assets and other actuarial assumptions including participant longevity (also known as mortality) estimates, health care cost trend rates and employee turnover, each as appropriate based on the nature of the plans. We recognize on a plan-by-plan basis the funded status of our postretirement benefit plans under GAAP as either an asset recorded within other noncurrent assets or a liability recorded within noncurrent liabilities on our Balance Sheets. There is a corresponding non-cash adjustment to accumulated other comprehensive loss, net of tax benefits recorded as deferred tax assets, in stockholders’ equity. The GAAP funded status is measured as the difference between the fair value of the plan’s assets and the benefit obligation of the plan. The funded status under the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006 (PPA), is calculated on a different basis than under GAAP.

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

Investments in marketable securities – Investments in marketable securities consist of debt and equity securities and are classified as trading securities. As of December 31, 2015 and 2014, the fair value of our trading securities totaled $1.1 billion and $1.1 billion and was included in other noncurrent assets on our Balance Sheets. Our trading securities are held in a separate trust, which includes investments to fund our deferred compensation plan liabilities. Net losses on trading securities in 2015 were $11 million and net gains on trading securities in 2014 and 2013 were $65 million and $64 million. Gains and losses on these investments are included in other unallocated, net within cost of sales on our Statements of Earnings in order to align the classification of changes in the market value of investments held for the plan with changes in the value of the corresponding plan liabilities.

Equity method investments – Investments where we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in other noncurrent assets on our Balance Sheets. Significant influence typically exists if we have a 20% to 50% ownership interest in the investee. Under this method of accounting, our share of the net earnings or losses of the investee is included in operating profit in other income, net on our Statements of Earnings since the activities of the investee are closely aligned with the operations of the business segment holding the investment. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. As of December 31, 2015 and 2014, our equity method investments totaled $1.3 billion and $971 million, which primarily are composed of our Space Systems business segment’s investment in United Launch Alliance (ULA), as further described in Note 14, and our Aeronautics and MST business segments’ investments in Advanced Military Maintenance, Repair and Overhaul Center. Our share of net earnings related to our equity method investees was $343 million in 2015, $342 million in 2014 and $321 million in 2013, of which approximately $245 million, $280 million and $300 million related to our Space Systems business segment.

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

We record derivatives at their fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on our intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives attributable to the effective portion of hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items or reflected net of income taxes in accumulated other comprehensive loss until the hedged transaction is recognized in earnings. Changes in the fair value of the derivatives that are attributable to the ineffective portion of the hedges or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. The aggregate notional amount of our outstanding interest rate swaps at December 31,

2015 and 2014 was $1.5 billion and $1.3 billion. The aggregate notional amount of our outstanding foreign currency hedges at December 31, 2015 and 2014 was $4.1 billion and $804 million. Derivative instruments did not have a material impact on net earnings and comprehensive income during 2015, 2014 and 2013. Substantially all of our derivatives are designated for hedge accounting. See Note 16 for more information on the fair value measurements related to our derivative instruments.

Recent Accounting Pronouncements – In May 2014, the FASB issued a new standard that will change the way we recognize revenue and significantly expand the disclosure requirements for revenue arrangements. On July 9, 2015, the FASB approved a one-year deferral of the effective date of the standard to 2018 for public companies, with an option that would permit companies to adopt the standard in 2017. Early adoption prior to 2017 is not permitted. The new standard may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained earnings at the effective date for existing contracts with remaining performance obligations. In addition, the FASB is contemplating making additional changes to certain elements of the new standard. We are currently evaluating the methods of adoption allowed by the new standard and the effect the standard is expected to have on our consolidated financial statements and related disclosures. As the new standard will supersede substantially all existing revenue guidance affecting us under GAAP, it could impact revenue and cost recognition on thousands of contracts across all our business segments, in addition to our business processes and our information technology systems. As a result, our evaluation of the effect of the new standard will extend over future periods.

In September 2015, the FASB issued a new standard that simplifies the accounting for adjustments made to preliminary amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. Instead, adjustments will be recognized in the period in which the adjustments are determined, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. We adopted the standard on January 1, 2016 and will prospectively apply the standard to business combination adjustments identified after the date of adoption.

In November 2015, the FASB issued a new standard that simplifies the presentation of deferred income taxes and requires that deferred tax assets and liabilities, as well as any related valuation allowance, be classified as noncurrent in our consolidated balance sheets. The standard is effective January 1, 2017, with early adoption permitted. The standard may be applied either prospectively from the date of adoption or retrospectively to all prior periods presented. We are currently evaluating when we will adopt the standard and the method of adoption.

Note 2 – Earnings Per Share

The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	2015	2014	2013
Weighted average common shares outstanding for basic computations	310.3	316.8	320.9
Weighted average dilutive effect of equity awards	4.4	5.6	5.6
Weighted average common shares outstanding for diluted computations	314.7	322.4	326.5

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

The computation of diluted earnings per common share excluded 2.4 million stock options for the year ended December 31, 2013 because their inclusion would have been anti-dilutive, primarily due to their exercise prices exceeding the average market prices of our common stock during the respective periods. There were no anti-dilutive equity awards for the years ended December 31, 2015 and 2014.

Note 3 – Acquisitions and Divestitures

Acquisitions

Acquisition of Sikorsky Aircraft Corporation

On November 6, 2015, we completed the acquisition of Sikorsky Aircraft Corporation and certain affiliated companies (collectively “Sikorsky”) from United Technologies Corporation (UTC) and certain of UTC’s subsidiaries. The purchase price of the acquisition was $9.0 billion, net of cash acquired. As a result of the acquisition, Sikorsky became a wholly-owned subsidiary of ours. Sikorsky is a global company primarily engaged in the research, design, development, manufacture and support of military and commercial helicopters. Sikorsky’s products include military helicopters such as the H-60 Black Hawk, MH-60R Seahawk, CH-53K, H-92; and commercial helicopters such as the S-76 and S-92. The acquisition enables us to extend our core business into the military and commercial rotary wing markets, allowing us to strengthen our position in the aerospace and defense industry. Further, this acquisition will expand our presence in commercial and international markets. Sikorsky has been aligned under our MST business segment.

To fund the $9.0 billion acquisition price, we utilized $6.0 billion of proceeds borrowed under our 364-day revolving credit facility (the 364-day Facility), $2.0 billion of cash on hand and $1.0 billion from the issuance of commercial paper. In the fourth quarter of 2015, we repaid all outstanding borrowings under the 364-day Facility with the proceeds from the issuance of $7.0 billion of fixed interest-rate long-term notes in a public offering (the November 2015 Notes). In the fourth quarter of 2015, we also repaid the $1.0 billion in commercial paper borrowings (see Note 10).

We and UTC made a joint election under Section 338(h)(10) of the Internal Revenue Code, which treats the transaction as an asset purchase for tax purposes. This election generates a cash tax benefit with an estimated net present value of $1.9 billion for Lockheed Martin and its stockholders.

Preliminary Allocation of Acquisition Price to Assets Acquired and Liabilities Assumed

We accounted for the acquisition of Sikorsky as a business combination, which requires us to record the assets acquired and liabilities assumed at fair value. The amount by which the purchase price exceeds the fair value of the net assets acquired is recorded as goodwill. We have commenced the appraisals necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. The amounts recorded for certain assets and liabilities are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The final determination of the fair values of certain assets and liabilities will be completed within the measurement period of up to one year from the acquisition date permitted under GAAP. The size, breadth, and timing of the Sikorsky acquisition could necessitate the need to use the full one year measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the acquisition date including contractual and operational factors underlying the customer programs intangible assets, the tradename intangible asset, customer contractual obligations, property, plant and equipment, inventories, receivables and deferred revenue; and the assumptions underpinning certain reserves such as those for environmental and legal obligations. The final values may also result in changes to depreciation and amortization expense related to certain assets such as buildings, equipment and intangible assets. Any potential adjustments made could be material in relation to the preliminary values presented in the table below.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

November 6, 2015
Cash and cash equivalents	$ 75
Receivables	1,921
Inventories	1,817
Deferred income taxes, current	72
Other current assets	36
Property, plant and equipment	654
Goodwill	2,764
Intangible assets:
Customer programs	3,127
Trademarks	816
Other noncurrent assets	502
Deferred income taxes, noncurrent	214
Total identifiable assets and goodwill	11,998
Accounts payable	(565)
Customer advances and amounts in excess of costs incurred	(1,220)
Salaries, benefits, and payroll taxes	(105)
Current portion of long-term debt	(5)
Other current liabilities	(347)
Long-term debt	(11)
Customer contractual obligations (a)	(480)
Other noncurrent liabilities	(150)
Deferred income tax liabilities, noncurrent (a)	(32)
Total liabilities assumed	(2,915)
Total consideration	$ 9,083

(a)	Recorded in Other noncurrent liabilities on the consolidated balance sheet.

Intangible assets related to customer programs were recognized for each major helicopter and aftermarket program and represent the aggregate value associated with the customer relationships, contracts, technology and tradenames underlying the associated program. These intangible assets will be amortized over a weighted-average useful life of approximately 15 years in accordance with the underlying pattern of economic benefit as reflected by the future net cash inflows.

Customer contractual obligations represent liabilities on certain development programs where the expected costs exceed the expected sales under contract. We measured these liabilities based on the price to transfer the obligation to a market participant at the measurement date, assuming that the liability will remain outstanding in the marketplace. Based on the estimated net cash outflows of the developmental programs plus a reasonable contracting profit margin required to transfer the contracts to market participants, we recorded assumed liabilities of approximately $480 million. These liabilities will be liquidated in accordance with the underlying economic pattern of the contractual obligations, as reflected by the estimated future net cash outflows incurred on the associated contracts. Estimated liquidation of the contractual obligation is estimated is as follows: $85 million in 2016, $90 million in 2017, $65 million in 2018, $60 million in 2019, $60 million in 2020 and $110 million thereafter.

The fair values of the assets acquired and liabilities assumed were preliminarily determined using income, market and cost valuation methodologies. The fair value measurements were estimated using significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in Accounting Standards Codification (ASC) 820. The income approach was primarily used to value the customer programs and trademarks intangible assets. The income approach indicates value for an asset or liability based on the present value of cash flow projected to be generated over the remaining economic life of the asset or liability being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. Our estimates of market participant net cash flows considered historical and projected pricing, remaining developmental effort, operational performance including company specific synergies, aftermarket retention, product life cycles, material and labor pricing, and other relevant customer, contractual and market factors. Where appropriate, the net cash flows are adjusted to reflect the uncertainties associated with the underlying assumptions, as well as the risk profile of the net cash flows utilized in the valuation. The adjusted future cash flows are then discounted to present value using an appropriate discount rate. Projected cash flow is discounted at a required rate of return that reflects the relative risk of achieving the cash flow and the time value of money. The market approach is a valuation technique that uses prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities, or a group of assets and liabilities. Valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used, as appropriate, for property, plant and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation.

The preliminary purchase price allocation resulted in the recognition of $2.8 billion of goodwill, all of which is expected to be amortizable for tax purposes. All of the goodwill was assigned to our MST business segment. The goodwill recognized is attributable to expected revenue synergies generated by the integration of our products and technologies with those of Sikorsky, costs synergies resulting from the consolidation or elimination of certain functions, and intangible assets that do not qualify for separate recognition, such as the assembled workforce of Sikorsky.

Determining the fair value of assets acquired and liabilities assumed requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates and discount rates. The cash flows employed in the DCF analyses are based on our best estimate of future sales, earnings and cash flows after considering factors such as general market conditions, customer budgets, existing firm orders, expected future orders, contracts with suppliers, labor agreements, changes in working capital, long term business plans and recent operating performance. Use of different estimates and judgments could yield different results.

Impact to 2015 Financial Results

Sikorsky’s financial results have been included in our consolidated financial results only for the period from the November 6, 2015 acquisition date through December 31, 2015. As a result, our consolidated financial results for the year ended December 31, 2015 do not reflect a full year of Sikorsky’s results. From the November 6, 2015 acquisition date through December 31, 2015, Sikorsky generated net sales of approximately $400 million and operating loss of approximately $45 million, inclusive of intangible amortization and adjustments required to account for the acquisition.

We incurred approximately $38 million of non-recoverable transaction costs associated with the Sikorsky acquisition in 2015 that were expensed as incurred. These costs are included in “Other income, net” on our Consolidated Statements of Earnings. We also incurred approximately $48 million in costs associated with issuing the $7.0 billion November 2015 Notes used to repay all outstanding borrowings under the 364-day Facility used to finance the acquisition. The financing costs were recorded as a reduction of debt and will be amortized to interest expense over the term of the related debt.

Supplemental Pro Forma Financial Information (unaudited)

The following table presents summarized unaudited pro forma financial information as if Sikorsky had been included in our financial results for the entire years in 2015 and 2014 (in millions):

	2015	2014
Net Sales	$50,962	$53,023
Net Earnings from continuing operations	3,538	3,480
Basic earnings per common share from continuing operations	11.40	10.99
Diluted earnings per common share from continuing operations	11.24	10.79

The unaudited supplemental pro forma financial data above has been calculated after applying our accounting policies and adjusting the historical results of Sikorsky with pro forma adjustments, net of tax, that assume the acquisition occurred on January 1, 2014. Significant pro forma adjustments include the recognition of additional amortization expense related to acquired intangible assets and additional interest expense related to the short-term debt used to finance the acquisition. These adjustments assume the application of fair value adjustments to intangibles and the debt issuance occurred on January 1, 2014 and are as follows: amortization expense of $125 million and $148 million in 2015 and 2014, respectively; and interest expense $42 million and $48 million in 2015 and 2014, respectively. In addition, significant nonrecurring adjustments include the elimination of a $72 million pension curtailment loss, net of tax, recognized in 2015 and the elimination of a $58 million income tax charge related to historic earnings of foreign subsidiaries recognized by Sikorsky in 2015.

The unaudited supplemental pro forma financial information also reflects an increase in interest expense, net of tax, of $109 million and $121 million in 2015 and 2014, respectively. The increase in interest expense is the result of assuming the November 2015 Notes were issued on January 1, 2014. Proceeds of the November 2015 Notes were used to repay all outstanding borrowings under the 364-day Facility used to finance a portion of the purchase of Sikorsky, as contemplated at the date of acquisition.

The unaudited supplemental pro forma financial information does not reflect the realization of any expected ongoing cost or revenue synergies relating to the integration of the two companies. Further, the pro forma data should not be considered indicative of the results that would have occurred if the acquisition, related financing and associated notes issuance and repayment of the 364-day credit facility had been consummated on January 1, 2014, nor are they indicative of future results.

Other acquisitions

We paid $898 million in 2014 for acquisitions of businesses and investments in affiliates, net of cash acquired, primarily related to the acquisitions of Systems Made Simple, Zeta and Industrial Defender. On December 1, 2014, we completed the acquisition of all interests in Systems Made Simple, a provider of health information technology solutions, which is included in our IS&GS business segment. On August 18, 2014, we completed the acquisition of all interests in Zeta, a designer of systems that enable collection, processing, safeguarding and dissemination of information for intelligence and defense communities, which is included in our Space Systems business segment. On April 7, 2014, we completed the acquisition of all interest in Industrial Defender, a provider of cybersecurity solutions for control systems in the oil and gas, utility and chemical industries, which is included in our IS&GS business segment. In connection with the 2014 acquisitions, we preliminarily recorded goodwill of $657 million, related to expected synergies from combining operations and value of the existing workforce. The recorded goodwill is not deductible for tax purposes. Additionally, we recorded other intangible assets of $223 million, primarily related to customer relationships and technologies, which will be amortized over a weighted average period of eight years. We plan to include Systems Made Simple and Industrial Defender in any future divestiture of our IS&GS business segment.

We paid $269 million in 2013 for acquisitions of businesses and investments in affiliates, net of cash acquired, primarily related to the acquisition of Amor Group, a United Kingdom-based company specializing in information technology, civil government services and the energy market. Amor Group is included in our IS&GS business segment. In connection with these acquisitions, we recorded goodwill of $175 million, which is not deductible for tax purposes. Additionally, we recorded other intangible assets of $34 million, related to customer relationships and technologies, which will be amortized over a weighted average period of eight years.

Systems Made Simple, Industrial Defender and Amor Group will be divested as part of the IS&GS business segment in connection with the proposed transaction with Leidos (discussed below).

Divestitures

IS&GS Divestiture

On January 26, 2016, we entered into definitive agreements to separate and combine our IS&GS business segment with Leidos in a tax-efficient Reverse Morris Trust transaction. As part of the transaction, we will receive a $1.8 billion one-time special cash payment . The cash payment is subject to adjustment and could be less or more than anticipated due to variances in working capital. Additionally, our stockholders will receive approximately 50.5 percent of the outstanding equity of Leidos on a fully diluted basis (approximately 77 million shares) with an estimated value of $3.2 billion based on Leidos’ stock price on the date of announcement. However, the actual value of the stock to be received by our stockholders will depend on the value of such shares at the time of closing of the transaction and our stockholders may receive more or less than the anticipated value. At our election, the distribution may be effected by means of a pro rata dividend in a spin-off transaction or in an exchange offer for outstanding Lockheed Martin shares in a split-off transaction. The transaction structure, which is subject to market conditions, is currently contemplated to be a split-off transaction resulting in a decrease in our outstanding common shares and a significant book gain at closing. In a split-off transaction, only those stockholders that elect to participate will receive Leidos shares in the merger transaction, provided, that, if the exchange offer is not fully subscribed, Lockheed Martin will spin-off the remaining shares to be converted into Leidos stock in the merger pro rata. The value of the shares of Leidos stock to be received and the value of our stock at the time of the split-off will also impact the number of any shares of our stock retired in the split-off and the amount of any book gain. Although the transaction structure is currently contemplated to be a split-off transaction, there is no assurance that the transaction will be structured as a split-off transaction or that it will result in a reduction in our shares or a gain at closing.

Subsequent to the program realignment completed in the fourth quarter of 2015, the IS&GS business segment consists solely of government IT and technical services businesses. The transaction is expected to close in the third or fourth quarter of 2016. Until closing, IS&GS will operate as a business segment and financial results for the IS&GS business segment will be reported in our continuing operations.

Prior Year Divestiture

Discontinued operations for 2013 included a benefit of $31 million resulting from the resolution of certain tax matters related to a business previously sold prior to 2013.

Note 4 – Goodwill and Acquired Intangibles

Changes in the carrying amount of goodwill by segment were as follows (in millions):

	Aeronautics	IS&GS	MFC	MST	Space Systems	Total
Balance at December 31, 2013 (a)	$ 167	$2,649	$2,185	$4,049	$1,298	$10,348
Acquisitions	4	378	—	—	292	674
Impairments (b)	—	(119)	—	—	—	(119)
Other	—	(10)	(4)	(27)	—	(41)
Balance at December 31, 2014	171	2,898	2,181	4,022	1,590	10,862
Sikorsky acquisition	—	—	—	2,764	—	2,764
Impairments	—	—	—	—	—	—
Other	—	(17)	17	(48)	(2)	(50)
Balance at December 31, 2015	$ 171	$2,881	$2,198	$6,738	$1,588	$13,576

(a)	Includes reclassifications of goodwill among our business segments as a result of our program realignment, which occurred during the fourth quarter of 2015 (Note 1).
(b)	The impairment in 2014 relates to our Technical Services reporting unit within our IS&GS business segment (Note 1).

The gross carrying amounts and accumulated amortization of our acquired intangible assets consisted of the following (in millions):

	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived:
Customer programs	$ 3,127	$ (38)	$ 3,089	$ —	$ —	$ —
Customer relationships	309	(166)	143	309	(123)	186
Technology	73	(37)	36	73	(21)	52
Trademarks	27	(14)	13	27	(3)	24
Other	71	(39)	32	71	(27)	44
Indefinite Lived:
Trademarks	834	—	834	18	—	18
Total acquired intangibles	$ 4,441	$ (294)	$ 4,147	$498	$(174)	$ 324

Acquired finite-lived intangible assets are amortized to expense over the following estimated useful lives: customer programs, from nine to 20 years; customer relationships, from four to 10 years; technology, from five to seven years; trademarks, from two to five years; and other intangibles, from three to 10 years.

Amortization expense for acquired finite-lived intangible assets was $116 million, $49 million and $48 million in 2015, 2014 and 2013. Estimated future amortization expense is as follows: $292 million in 2016; $274 million in 2017; $260 million in 2018; $254 million in 2019; $248 million in 2020 and $710 million thereafter. Our estimates of amortization expense for finite-lived intangible assets are subject to change, pending the final determination of the fair value of intangible assets acquired in connection with the Sikorsky acquisition (See Note 3).

Note 5 – Information on Business Segments

We operate in five business segments: Aeronautics, Information Systems & Global Solutions (IS&GS), Missiles and Fire Control (MFC), Mission Systems and Training (MST) and Space Systems. We organize our business segments based on the nature of products and services offered.

During the fourth quarter of 2015, we realigned certain programs among our business segments in connection with the strategic review of our government IT and technical services businesses. As part of the realignment, command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) and government cyber programs were transferred from the IS&GS business segment to the MST business segment, energy solutions programs were transferred from the IS&GS business segment to the MFC business segment, space ground station programs were transferred from the IS&GS business segment to Space Systems business segment, and substantially all technical services programs were transferred from the MFC business segment to the IS&GS business segment. Subsequent to the program realignment, our IS&GS business segment which we plan to divest in the third or fourth quarter of 2016 represents the government IT and technical services businesses that were under strategic review.

The amounts, discussion and presentation of our business segments as set forth in our consolidated financial statements have been reclassified from prior year presentation to reflect the program realignment described above for all years presented. The realignment did not impact the Corporation’s previously reported consolidated financial statements.

Following is a brief description of the activities of our business segments:

•

Aeronautics – Engaged in the research, design, development, manufacture, integration, sustainment, support and upgrade of advanced military aircraft, including combat and air mobility aircraft, unmanned air vehicles and related technologies.

•

Information Systems & Global Solutions – Provides advanced technology systems and expertise, integrated information technology solutions and management services across a broad spectrum of applications for civil, defense, intelligence and other government customers. IS&GS’ technical services business provides a comprehensive portfolio of technical and sustainment services.

•

Missiles and Fire Control – Provides air and missile defense systems; tactical missiles and air-to-ground precision strike weapon systems; logistics; fire control systems; mission operations support, readiness, engineering support and integration services; manned and unmanned ground vehicles; and energy management solutions.

•

Mission Systems and Training – Provides design, manufacture, service and support for a variety of military and civil helicopters; ship and submarine mission and combat systems; mission systems and sensors for rotary and fixed-wing aircraft; sea and land-based missile defense systems; radar systems; the Littoral Combat Ship; simulation and training services; and unmanned systems and technologies. In addition, MST supports the needs of customers in cybersecurity and delivers communications and command and control capability through complex mission solutions for defense applications. The results of the acquired Sikorsky business have been included in our consolidated results of operations from the November 6, 2015 acquisition date through December 31, 2015. Accordingly, the consolidated results of operations for the year ended December 31, 2015 do not reflect a full year of Sikorsky operations.

•

Space Systems – Engaged in the research and development, design, engineering and production of satellites, strategic and defensive missile systems and space transportation systems. Space systems provides network-enabled situational awareness and integrates complex global systems to help our customers gather, analyze and securely distribute critical intelligence data. Space Systems is also responsible for various classified systems and services in support of vital national security systems. Operating profit for our Space Systems business segment includes our share of earnings for our investment in ULA, which provides expendable launch services to the U.S. Government.

The financial information in the following tables includes the results of businesses we have acquired during the past three years (Note 3) from their respective dates of acquisition. The business segment operating results in the following tables exclude businesses included in discontinued operations (Note 3) for all years presented. Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation.

Operating profit of our business segments includes our share of earnings or losses from equity method investees as the operating activities of the equity method investees are closely aligned with the operations of our business segments. United Launch Alliance (ULA), which is part of our Space Systems business segment, is our primary equity method investee. Operating profit of our business segments excludes the FAS/CAS pension adjustment described below; expense for stock-based compensation; the effects of items not considered part of management’s evaluation of segment operating performance, such as charges related to significant severance actions (Note 15) and goodwill impairments; gains or losses from divestitures; the effects of certain legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. See Note 1 (under the caption “Use of Estimates”) for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.

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

Selected Financial Data by Business Segment

Summary operating results for each of our business segments were as follows (in millions):

	2015	2014	2013
Net sales
Aeronautics	$15,570	$14,920	$14,123
Information Systems & Global Solutions	5,596	5,654	6,115
Missiles and Fire Control	6,770	7,092	6,795
Mission Systems and Training	9,091	8,732	9,037
Space Systems	9,105	9,202	9,288
Total net sales	$46,132	$45,600	$45,358
Operating profit
Aeronautics	$1,681	$1,649	$1,612
Information Systems & Global Solutions	508	472	498
Missiles and Fire Control	1,282	1,344	1,379
Mission Systems and Training	844	936	1,065
Space Systems	1,171	1,187	1,198
Total business segment operating profit	5,486	5,588	5,752
Unallocated items
FAS/CAS pension adjustment
FAS pension expense (a)	(1,142)	(1,144)	(1,948)
Less: CAS pension cost (b)	1,613	1,520	1,466
FAS/CAS pension income (expense)	471	376	(482)
Goodwill impairment charges (c)	—	(119)	(195)
Severance charges (d)	(102)	—	(201)
Stock-based compensation	(138)	(164)	(189)
Other, net (e), (f)	(281)	(89)	(180)
Total unallocated items	(50)	4	(1,247)
Total consolidated operating profit	$5,436	$5,592	$4,505

(a)

FAS pension expense in 2015 and 2014 was less than in 2013 primarily due to the June 2014 plan amendments to certain of our defined benefit pension plans to freeze future retirement benefits, partially offset by the impact of using new longevity assumptions (Note 11).

(b)	The higher CAS pension cost primarily reflects the impact of phasing in CAS Harmonization.
(c)	We recognized non-cash goodwill impairment charges related to the Technical Services reporting unit within our MFC business segment in 2014 and 2013. See Note 1 for more information.
(d)

See Note 15 for information on charges related to certain severance actions at our business segments. Severance charges for initiatives that are not significant are included in business segment operating profit.

(e)

Other, net in 2015 includes a non-cash asset impairment charge of approximately $90 million related to our decision to divest Lockheed Martin Commercial Flight Training (LMCFT) in 2016. This charge was partially offset by a net deferred tax benefit of about $80 million, which is recorded in income tax expense. The net impact reduced net earnings by about $10 million.

(f)

Other, net in 2015 includes approximately $45 million of non-recoverable transaction costs associated with the acquisition of Sikorsky and the strategic review of our government IT and technical services businesses.

Selected Financial Data by Business Segment (continued)

	2015	2014	2013
Intersegment sales
Aeronautics	$102	$104	$203
Information Systems & Global Solutions	53	12	14
Missiles and Fire Control	313	255	220
Mission Systems and Training	1,529	1,243	1,030
Space Systems	145	136	119
Total intersegment sales	$2,142	$1,750	$1,586

Depreciation and amortization
Aeronautics	$317	$322	$318
Information Systems & Global Solutions	101	47	48
Missiles and Fire Control	99	99	98
Mission Systems and Training	203	175	194
Space Systems	208	244	225
Total business segment depreciation and amortization	928	887	883
Corporate activities	98	107	107
Total depreciation and amortization	$1,026	$994	$990

Capital expenditures
Aeronautics	$387	$283	$271
Information Systems & Global Solutions	31	18	33
Missiles and Fire Control	120	142	128
Mission Systems and Training	169	164	146
Space Systems	172	172	187
Total business segment capital expenditures	879	779	765
Corporate activities	60	66	71
Total capital expenditures	$939	$845	$836

Selected Financial Data by Business Segment (continued)

Net Sales by Customer Category

Net sales by customer category were as follows (in millions):

	2015	2014	2013
U.S. Government
Aeronautics	$11,195	$10,704	$11,025
Information Systems & Global Solutions	4,990	5,204	5,823
Missiles and Fire Control	4,150	4,509	4,069
Mission Systems and Training	6,961	6,752	7,132
Space Systems	8,845	8,921	9,124
Total U.S. Government net sales	$36,141	$36,090	$37,173
International (a)
Aeronautics	$4,328	$4,183	$3,078
Information Systems & Global Solutions	520	401	262
Missiles and Fire Control	2,449	2,421	2,535
Mission Systems and Training	2,016	1,921	1,792
Space Systems	218	89	101
Total international net sales	$9,531	$9,015	$7,768
U.S. Commercial and Other
Aeronautics	$47	$33	$20
Information Systems & Global Solutions	86	49	30
Missiles and Fire Control	171	162	191
Mission Systems and Training	114	59	113
Space Systems	42	192	63
Total U.S. commercial and other net sales	$460	$495	$417
Total net sales	$46,132	$45,600	$45,358

(a)

International sales include foreign military sales contracted through the U.S. Government, direct commercial sales with international governments and commercial and other sales to international customers.

Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented approximately 20%, 17% and 16% of our total consolidated net sales during 2015, 2014 and 2013.

Selected Financial Data by Business Segment (continued)

Total assets and customer advances and amounts in excess of costs incurred for each of our business segments were as follows (in millions):

	2015	2014
Assets (a)
Aeronautics	$6,618	$6,042
Information Systems & Global Solutions	4,206	4,268
Missiles and Fire Control	4,027	3,977
Mission Systems and Training	19,187	7,465
Space Systems	4,861	4,732
Total business segment assets	38,899	26,484
Corporate assets (b)	10,229	10,562
Total assets	$49,128	$37,046

Customer advances and amounts in excess of costs incurred
Aeronautics	$2,045	$2,191
Information Systems & Global Solutions	285	227
Missiles and Fire Control	1,766	1,803
Mission Systems and Training	2,415	1,148
Space Systems	477	406
Total customer advances and amounts in excess of costs incurred	$6,988	$5,775

(a)	We have no significant long-lived assets located in foreign countries.
(b)	Corporate assets primarily include cash and cash equivalents, deferred income taxes, environmental receivables and investments held in a separate trust.

Note 6 – Receivables, net

Receivables, net consisted of the following (in millions):

	2015	2014
U.S. Government
Amounts billed	$1,492	$1,434
Unbilled costs and accrued profits	5,734	4,577
Less: customer advances and progress payments	(1,311)	(1,012)
Total U.S. Government receivables, net	5,915	4,999
Other governments and commercial
Amounts billed	772	460
Unbilled costs and accrued profits	1,995	671
Less: customer advances	(621)	(253)
Total other governments and commercial receivables, net	2,146	878
Total receivables, net	$8,061	$5,877

We expect to bill substantially all of the December 31, 2015 unbilled costs and accrued profits during 2016.

Note 7 – Inventories, net

Inventories, net consisted of the following (in millions):

	2015	2014
Work-in-process, primarily related to long-term contracts and programs in progress	$8,199	$6,731
Less: customer advances and progress payments	(5,035)	(4,701)
	3,164	2,030
Other inventories	1,798	774
Total inventories, net	$4,962	$2,804

Work-in-process inventories at December 31, 2015 and 2014 included general and administrative costs of $578 million and $698 million. General and administrative costs incurred and recorded in inventories totaled $2.8 billion in 2015, $2.6 billion in 2014 and $2.4 billion in 2013. General and administrative costs charged to cost of sales from inventories totaled $2.9 billion in 2015, $2.6 billion in 2014 and $2.4 billion in 2013.

Note 8 – Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following (in millions):

	2015	2014
Land	$123	$99
Buildings	6,128	5,723
Machinery and equipment	7,409	7,031
Construction in progress	887	636
	14,547	13,489
Less: accumulated depreciation and amortization	(9,057)	(8,738)
Total property, plant and equipment, net	$5,490	$4,751

Note 9 – Income Taxes

Our provision for federal and foreign income tax expense for continuing operations consisted of the following (in millions):

	2015	2014	2013
Federal income tax expense (benefit):
Current	$1,817	$2,020	$1,204
Deferred	(473)	(387)	3
Total federal income tax expense	1,344	1,633	1,207
Foreign income tax expense (benefit):
Current	46	24	6
Deferred	28	(13)	(8)
Total foreign income tax expense (benefit)	74	11	(2)
Total income tax expense	$1,418	$1,644	$1,205

State income taxes are included in our operations as general and administrative costs and, under U.S. Government regulations, are allowable costs in establishing prices for the products and services we sell to the U.S. Government. Therefore, a substantial portion of state income taxes is included in our net sales and cost of sales. As a result, the impact of certain transactions on our operating profit and of other matters presented in these financial statements is disclosed net of state income taxes. Our total net state income tax expense was $127 million for 2015, $207 million for 2014, and $121 million for 2013.

Our reconciliation of the 35% U.S. federal statutory income tax rate to actual income tax expense for continuing operations is as follows (in millions):

	2015	2014	2013
Income tax expense at the U.S. federal statutory tax rate	$1,758	$1,840	$1,454
U.S. manufacturing deduction benefit	(126)	(127)	(100)
Tax deductible dividends	(87)	(82)	(77)
Research and development tax credit	(71)	(66)	(96)
Goodwill impairment – non-deductible portion	—	30	50
Other, net	(56)	49	(26)
Income tax expense	$1,418	$1,644	$1,205

We recognized tax benefits of $71 million in 2015, $66 million in 2014, and $96 million in 2013 from U.S. research and development (R&D) tax credits, including benefits attributable to prior periods. In 2015, the R&D tax credit was permanently extended and reinstated, retroactive to the beginning of 2015, which reduced income tax expenses by approximately $71 million. In 2014, the R&D tax credit was temporarily reinstated for one year, retroactive to the beginning of 2014, which reduced income tax expense by approximately $45 million. In 2013, the R&D tax credit was temporarily reinstated for two years, retroactive to the beginning of 2012. As a result, income tax expense for 2013 reflects the credit for all of 2013 and 2012, which reduced income tax expense by approximately $76 million.

We receive a tax deduction for dividends paid on shares of our common stock held by certain of our defined contribution plans with an employee stock ownership plan feature. The amount of the tax deduction has increased as we increased our dividend over the last three years, partially offset by a decline in the number of shares in these plans.

A limited amount of the 2014 and 2013 non-cash goodwill impairment charges will be deductible for tax purposes. Accordingly, the 2014 and 2013 non-cash goodwill impairment charges (Note 1) of $119 million and $195 million, respectively, increased our 2014 and 2013 effective tax rates.

As a result of a decision in 2015 to divest Lockheed Martin Commercial Flight Training in 2016, we recorded an asset impairment charge of approximately $90 million. This charge was partially offset by a net deferred tax benefit of about $80 million. The net impact of the resulting tax benefit reduced the effective income tax rate by 1.0 percentage point in 2015.

We participate in the IRS Compliance Assurance Process program. The IRS examination of the year 2012 was completed in the fourth quarter of 2013. The examinations of the years 2013 and 2014 remain under review.

The primary components of our federal and foreign deferred income tax assets and liabilities at December 31 were as follows (in millions):

	2015	2014
Deferred tax assets related to:
Accrued compensation and benefits	$961	$965
Pensions (a)	4,462	4,317
Other postretirement benefit obligations	375	386
Contract accounting methods	1,039	989
Foreign company operating losses and credits	70	59
Other	434	198
Valuation allowance (b)	(76)	(9)
Deferred tax assets, net	7,265	6,905
Deferred tax liabilities related to:
Goodwill and purchased intangibles	474	454
Property, plant and equipment	457	514
Exchanged debt securities and other (c)	409	485
Deferred tax liabilities	1,340	1,453
Net deferred tax assets (d)	$5,925	$5,452

(a)	The increase in 2015 was primarily due to the negative investment return on postretirement plan assets (Note 11).
(b)	A valuation allowance was provided against certain foreign company deferred tax assets arising from carryforwards of unused tax benefits.
(c)	Includes deferred taxes associated with the exchange of debt securities in prior years.
(d)	Includes net foreign current deferred tax liabilities, which are included on the Balance Sheets in other current liabilities.

As of December 31, 2015 and 2014, our liabilities associated with unrecognized tax benefits are not material.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various foreign jurisdictions. With few exceptions, the statute of limitations is no longer open for U.S. federal or non-U.S. income tax examinations for the years before 2012, other than with respect to refunds.

U.S. income taxes and foreign withholding taxes have not been provided on earnings of $353 million, $291 million, and $222 million that have not been distributed by our non-U.S. companies as of December 31, 2015, 2014, and 2013. Our intention is to permanently reinvest these earnings, thereby indefinitely postponing their remittance to the U.S. If these earnings had been remitted, we estimate that the additional income taxes after foreign tax credits would have been approximately $48 million in 2015, $55 million in 2014, and $50 million in 2013.

Our federal and foreign income tax payments, net of refunds received, were $1.8 billion in 2015, $1.5 billion in 2014, and $787 million in 2013. Our 2014 net payments reflect a $200 million refund from the IRS primarily attributable to our tax-deductible discretionary pension contributions during the fourth quarters of 2013.

Note 10 – Debt

Our long-term debt consisted of the following (in millions):

	2015	2014
Notes with rates from 1.85% to 3.80%, due 2016 to 2045	$8,150	$1,400
Notes with rates from 4.07% to 5.72%, due 2019 to 2046	6,089	3,589
Notes with rates from 6.15% to 9.13%, due 2016 to 2036	1,941	1,941
Other debt	116	111
Total long-term debt	16,296	7,041
Less: unamortized discounts and deferred financing costs	(1,035)	(899)
Total long-term debt, net	$15,261	$6,142

Revolving Credit Facilities

On October 9, 2015, we entered into a new $2.5 billion revolving credit facility (the 5-year Facility) with various banks and concurrently terminated our existing $1.5 billion revolving credit facility, which was scheduled to expire in August 2019. The 5-year Facility, which expires on October 9, 2020, is available for general corporate purposes. The undrawn portion of the 5-year Facility is also available to serve as a backup facility for the issuance of commercial paper. We may request and the banks may grant, at their discretion, an increase in the borrowing capacity under the 5-year Facility of up to an additional $500 million. There were no borrowings outstanding under the 5-year Facility as of and during the year ended December 31, 2015.

In contemplation of our acquisition of Sikorsky, on October 9, 2015, we also entered into a 364-day revolving credit facility (the 364-day Facility, and together with the 5-year Facility, the Facilities) with various banks that provided $7.0 billion of funding for general corporate purposes, including the acquisition of Sikorsky. Concurrent with the consummation of the Sikorsky acquisition, we borrowed $6.0 billion under the 364-day Facility. On November 23, 2015, we repaid all outstanding borrowings under the 364-day facility with proceeds received from an issuance of new debt (see below) and terminated any remaining commitments of the lenders under the 364-day Facility.

Borrowings under the Facilities bear interest at rates based, at our option, on a Eurodollar Rate or a Base Rate, as defined in the Facilities’ agreements. Each bank’s obligation to make loans under the 5-year Facility is subject to, among other things, our compliance with various representations, warranties, and covenants, including covenants limiting our ability and certain of our subsidiaries’ ability to encumber assets and a covenant not to exceed a maximum leverage ratio, as defined in the Five-year Facility agreement. As of December 31, 2015, we were in compliance with all covenants contained in the 5-year Facility agreement, as well as in our debt agreements.

Long-Term Debt

On November 23, 2015, we issued $7.0 billion of notes (the November 2015 Notes) in a registered public offering. We received net proceeds of $6.9 billion from the offering, after deducting discounts and debt issuance costs, which are being amortized as interest expense over the life of the debt. The November 2015 Notes consist of:

•	$750 million maturing in 2018 with a fixed interest rate of 1.85% (the 2018 Notes);
•	$1.25 billion maturing in 2020 with a fixed interest rate of 2.50% (the 2020 Notes);
•	$500 million maturing in 2023 with a fixed interest rate of 3.10% the 2023 Notes);
•	$2.0 billion maturing in 2026 with a fixed interest rate of 3.55% (the 2026 Notes);
•	$500 million maturing in 2036 with a fixed interest rate of 4.50% (the 2036 Notes); and
•	$2.0 billion maturing in 2046 with a fixed interest rate of 4.70% (the 2046 Notes).

We may, at our option, redeem some or all of the November 2015 Notes and unpaid interest at any time by paying the principal amount of notes being redeemed plus any make-whole premium and accrued and unpaid interest to the date of redemption. Interest is payable on the 2018 Notes and the 2020 Notes on May 23 and November 23 of each year, beginning on May 23, 2016; on the 2023 Notes and the 2026 Notes on January 15 and July 15 of each year, beginning on July 15, 2016; and on the 2036 Notes and the 2046 Notes on May 15 and November 15 of each year, beginning on May 15, 2016. The November 2015 Notes rank equally in right of payment with all of our existing unsecured and unsubordinated indebtedness. The proceeds of the November 2015 Notes were used to repay $6.0 billion of borrowings under our 364-day Facility and for general corporate purposes.

On February 20, 2015, we issued $2.25 billion of notes (the February 2015 Notes) in a registered public offering. We received net proceeds of $2.21 billion from the offering, after deducting discounts and debt issuance costs, which are being amortized as interest expense over the life of the debt. The February 2015 Notes consist of $750 million maturing in 2025 with a fixed interest rate of 2.90%, $500 million maturing in 2035 with a fixed interest rate of 3.60% and $1.0 billion maturing in 2045 with a fixed interest rate of 3.80%. We may, at our option, redeem some or all of the notes at any time by paying the principal amount of notes being redeemed plus any make-whole premium and accrued and unpaid interest to the date of redemption. Interest on the notes is payable on March 1 and September 1 of each year, beginning on September 1, 2015. These notes rank equally in right of payment with all of our existing unsecured and unsubordinated indebtedness. The proceeds of the February 2015 Notes were used for general corporate purposes.

Commercial Paper

We have agreements in place with financial institutions to provide for the issuance of commercial paper. In connection with the Sikorsky acquisition, in the fourth quarter of 2015 we borrowed and repaid approximately $1.0 billion under our commercial paper programs. There were no commercial paper borrowings outstanding as of December 31, 2015. If we were to issue commercial paper in the future, the borrowings would be supported by the credit facility.

Note 11 – Postretirement Plans

Defined Benefit Pension Plans and Retiree Medical and Life Insurance Plans

Many of our employees are covered by qualified defined benefit pension plans and we provide certain health care and life insurance benefits to eligible retirees (collectively, postretirement benefit plans). We also sponsor nonqualified defined benefit pension plans to provide for benefits in excess of qualified plan limits. Non-union employees hired after December 2005 do not participate in our qualified defined benefit pension plans, but are eligible to participate in a qualified defined contribution plan in addition to our other retirement savings plans. They also have the ability to participate in our retiree medical plans, but we do not subsidize the cost of their participation in those plans as we do with employees hired before January 1, 2006. Over the last few years, we have negotiated similar changes with various labor organizations such that new union represented employees do not participate in our defined benefit pension plans. In June 2014, we amended certain of our qualified and nonqualified defined benefit pension plans for non-union employees to freeze future retirement benefits. The calculation of retirement benefits under the affected defined benefit pension plans is determined by a formula that takes into account the participants’ years of credited service and average compensation. The freeze will take effect in two stages. Beginning on January 1, 2016, the pay-based component of the formula used to determine retirement benefits is frozen so that future pay increases, annual incentive bonuses or other amounts earned for or related to periods after December 31, 2015 are not used to calculate retirement benefits. On January 1, 2020, the service-based component of the formula used to determine retirement benefits will also be frozen so that participants will no longer earn further credited service for any period after December 31, 2019. When the freeze is complete, the majority of our salaried employees will have transitioned to an enhanced defined contribution retirement savings plan. As part of the November 6, 2015 acquisition of Sikorsky, we established a new open defined benefit pension plan for Sikorsky’s union workforce that provides benefits for their prospective service with us. The Sikorsky salaried employees participate in a defined contribution plan. We did not transfer any legacy pension liability from UTC.

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

The net periodic benefit cost recognized each year included the following (in millions):

	Qualified Defined Benefit Pension Plans (a)			Retiree Medical and Life Insurance Plans
	2015	2014	2013	2015	2014	2013
Service cost	$875	$903	$1,142	$21	$22	$27
Interest cost	1,791	1,912	1,800	110	123	116
Expected return on plan assets	(2,734)	(2,693)	(2,485)	(147)	(146)	(145)
Recognized net actuarial losses	1,599	1,173	1,410	43	23	44
Amortization of net prior service (credit) cost	(389)	(151)	81	4	4	(17)
Total net periodic benefit cost	$1,142	$1,144	$1,948	$31	$26	$25

(a)

Total net periodic benefit cost associated with our qualified defined benefit plans represents pension expense calculated in accordance with GAAP (FAS pension expense). We are required to calculate pension expense in accordance with both GAAP and CAS rules, each of which results in a different calculated amount of pension expense. The CAS pension cost is recovered through the pricing of our products and services on U.S. Government contracts and, therefore, is recognized in net sales and cost of sales for products and services. We include the difference between FAS pension expense and CAS pension cost, referred to as the FAS/CAS pension adjustment, as a component of other unallocated, net on our Statements of Earnings. The FAS/CAS pension adjustment, which was income of $471 million in 2015; income of $376 million in 2014; and expense of $482 million in 2013, effectively adjusts the amount of CAS pension cost in the business segment operating profit so that pension expense recorded on our Statements of Earnings is equal to FAS pension expense.

The following table provides a reconciliation of benefit obligations, plan assets and unfunded status related to our qualified defined benefit pension plans and our retiree medical and life insurance plans (in millions):

	Qualified Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
	2015	2014	2015	2014
Change in benefit obligation
Beginning balance	$45,882	$42,161	$3,034	$2,823
Service cost	875	903	21	22
Interest cost	1,791	1,912	110	123
Benefits paid (a)	(2,055)	(2,399)	(307)	(352)
Actuarial losses (gains)	(1,988)	4,493	(170)	(40)
New longevity assumptions	(834)	3,390	(77)	266
Plan amendments and acquisitions (b)	31	(4,578)	157	5
Medicare Part D subsidy	—	—	14	26
Participants’ contributions	—	—	101	161
Ending balance	$43,702	$45,882	$2,883	$3,034

Change in plan assets
Beginning balance at fair value	$34,673	$33,010	$1,932	$1,921
Actual return on plan assets	(527)	2,062	(27)	126
Benefits paid (a)	(2,055)	(2,399)	(307)	(352)
Company contributions	5	2,000	100	50
Medicare Part D subsidy	—	—	14	26
Participants’ contributions	—	—	101	161
Ending balance at fair value	$32,096	$34,673	$1,813	$1,932
Unfunded status of the plans	$(11,606)	$(11,209)	$(1,070)	$(1,102)

(a)

Benefits paid in 2014 for qualified defined benefit pension plans include $427 million in the form of lump-sum settlement payments to former employees who had not commenced receiving their vested benefit payments. The corresponding benefit obligation that was released was $529 million. The settlement payments had no impact on our 2014 FAS pension expense and CAS pension cost.

(b)

The June 2014 plan amendment which resulted in freezing the pay-based component of the formula used to determine retirement benefits under the affected plans reduced our qualified defined benefit pension obligations by $4.6 billion, which resulted in a corresponding reduction, net of tax, in the accumulated other comprehensive loss (AOCL) component of stockholders’ equity. This amount is being recognized as a reduction of net periodic benefit cost (i.e., amortization of net prior service credit) over the estimated remaining service period of the covered employees, which is approximately 10 years and began in the third quarter of 2014. The November 2015 acquisition of Sikorsky increased our qualified defined benefit pension obligations by about $30 million.

The following table provides amounts recognized on our Balance Sheets related to our qualified defined benefit pension plans and our retiree medical and life insurance plans (in millions):

	Qualified Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
	2015	2014	2015	2014
Prepaid pension asset	$ 201	$ 204	$ —	$ —
Accrued postretirement benefit liabilities	(11,807)	(11,413)	(1,070)	(1,102)

Accumulated other comprehensive loss (pre-tax) related to:
Net actuarial losses	19,632	20,794	627	741
Prior service (credit) cost	(3,565)	(3,985)	167	14
Total (a)	$16,067	$16,809	$ 794	$ 755

(a)

Accumulated other comprehensive loss related to postretirement benefit plans, after tax, of $11.3 billion and $11.8 billion at December 31, 2015 and 2014 (Note 12) includes $16.1 billion ($10.4 billion after tax) and $16.8 billion ($10.8 billion after tax) for qualified defined benefit pension plans, $794 million ($514 million after tax) and $755 million ($488 million after tax) for retiree medical and life insurance plans and $620 million ($408 million after tax) and $692 million ($460 million after tax) for other plans.

The accumulated benefit obligation (ABO) for all qualified defined benefit pension plans was $43.5 billion and $45.2 billion at December 31, 2015 and 2014, of which $43.4 billion and $45.0 billion related to plans where the ABO was in excess of plan assets. The ABO represents benefits accrued without assuming future compensation increases to plan participants. Certain key information related to our qualified defined benefit pension plans as of December 31, 2015 and 2014 is as follows (in millions):

	2015	2014
Plans where ABO was in excess of plan assets
Projected benefit obligation	$ 43,575	$ 45,741
Less: fair value of plan assets	31,768	34,328
Unfunded status of plans (a)	(11,807)	(11,413)

Plans where ABO was less than plan assets
Projected benefit obligation	127	141
Less: fair value of plan assets	328	345
Funded status of plans (b)	$ 201	$ 204

(a)	Represent accrued pension liabilities, which are included on our Balance Sheets.
(b)	Represent prepaid pension assets, which are included on our Balance Sheets in other noncurrent assets.

We also sponsor nonqualified defined benefit plans to provide benefits in excess of qualified plan limits. The aggregate liabilities for these plans at December 31, 2015 and 2014 were $1.2 billion and $1.1 billion, which also represent the plans’ unfunded status. We have set aside certain assets totaling $421 million and $397 million as of December 31, 2015 and 2014 in a separate trust which we expect to be used to pay obligations under our nonqualified defined benefit plans. In accordance with GAAP, those assets may not be used to offset the amount of the benefit obligation similar to the postretirement benefit plans in the table above. The unrecognized net actuarial losses at December 31, 2015 and 2014 were $632 million and $662 million. The unrecognized prior service credit at December 31, 2015 was $95 million and was $121 million at December 31, 2014. The expense associated with these plans totaled $117 million in 2015, $115 million in 2014 and $108 million in 2013. We also sponsor a small number of other postemployment plans and foreign benefit plans. The aggregate liability for the other postemployment plans was $70 million and $88 million as of December 31, 2015 and 2014. The expense for the other postemployment plans, as well as the liability and expense associated with the foreign benefit plans, was not material to our results of operations, financial position or cash flows. The actuarial assumptions used to determine the benefit obligations and expense associated with our nonqualified defined benefit plans and postemployment plans are similar to those assumptions used to determine the benefit obligations and expense related to our qualified defined benefit pension plans and retiree medical and life insurance plans as described below.

The following table provides the amounts recognized in other comprehensive income (loss) related to postretirement benefit plans, net of tax, for the years ended December 31, 2015, 2014 and 2013 (in millions):

	Incurred but Not Yet Recognized in Net Periodic Benefit Cost			Recognition of Previously Deferred Amounts
	2015	2014	2013	2015	2014	2013
	Gains (losses)			(Gains) losses
Actuarial gains and losses
Qualified defined benefit pension plans	$(291)	$(5,505)	$2,751	$1,034	$758	$ 911
Retiree medical and life insurance plans	46	(160)	140	28	15	28
Other plans	21	(245)	46	47	33	34
	(224)	(5,910)	2,937	1,109	806	973

	Credit (cost)			(Credit) cost
Net prior service credit and cost
Qualified defined benefit pension plans	(18)	2,959	(69)	(251)	(98)	53
Retiree medical and life insurance plans	(102)	(3)	—	2	3	(11)
Other plans	(7)	84	—	(10)	(5)	—
	(127)	3,040	(69)	(259)	(100)	42
	$(351)	$(2,870)	$2,868	$ 850	$706	$1,015

We expect that approximately $1.1 billion, or about $693 million net of tax, of actuarial losses and net prior service credit related to postretirement benefit plans included in accumulated other comprehensive loss at the end of 2015 to be recognized in net periodic benefit cost during 2016. Of this amount, $1.0 billion, or $629 million net of tax, relates to our qualified defined benefit plans and is included in our expected 2016 pension expense of $1.0 billion.

Actuarial Assumptions

The actuarial assumptions used to determine the benefit obligations at December 31 of each year and to determine the net periodic benefit cost for each subsequent year, were as follows:

	Qualified Defined Benefit Pension Plans			Retiree Medical and Life Insurance Plans
	2015	2014	2013	2015	2014	2013
Discount rate	4.375%	4.00%	4.75%	4.25%	3.75%	4.50%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%	8.00%	8.00%	8.00%
Rate of increase in future compensation levels	4.50%	4.30%	4.30%
Health care trend rate assumed for next year				9.00%	8.50%	8.75%
Ultimate health care trend rate				5.00%	5.00%	5.00%
Year that the ultimate health care trend rate is reached				2032	2029	2029

The increase in the discount rate from December 31, 2014 to December 31, 2015 resulted in a decrease in the projected benefit obligations of our qualified defined benefit pension plans of approximately $2.1 billion at December 31, 2015. The decrease in the discount rate from December 31, 2013 to December 31, 2014 resulted in an increase in the projected benefit obligations of our qualified defined benefit pension plans of approximately $4.8 billion at December 31, 2014.

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

	December 31, 2015				December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (a)	$2,658	$2,658	$ —	$—	$2,968	$2,968	$ —	$—
Equity (a):
U.S. equity securities	4,790	4,771	19	—	6,431	6,363	67	1
International equity securities	6,121	6,087	24	10	5,566	5,525	31	10
Commingled equity funds	1,935	614	1,321	—	6,078	2,047	4,031	—
Fixed income (a):
Corporate debt securities	3,929	—	3,914	15	4,242	—	4,201	41
U.S. Government securities	5,069	—	5,069	—	4,579	—	4,579	—
U.S. Government-sponsored enterprise securities	1,377	—	1,377	—	613	—	613	—
Other fixed income investments	3,252	—	3,246	6	1,807	39	1,759	9
Alternative investments:
Private equity funds	3,131	—	—	3,131	2,952	—	—	2,952
Real estate funds	1,108	—	92	1,016	762	—	33	729
Hedge funds	522	—	167	355	570	—	66	504
Commodities (a)	(26)	1	(27)	—	2	2	—	—
Total	$33,866	$14,131	$15,202	$4,533	$36,570	$16,944	$15,380	$4,246
Receivables, net	43				35
Total	$33,909				$36,605

(a)

Cash and cash equivalents, equity securities, fixed income securities and commodities included derivative assets and liabilities whose fair values were not material as of December 31, 2015 and 2014. LMIMCO’s investment policies restrict the use of derivatives to either establish long exposures for purposes of expediency or capital efficiency or to hedge risks to the extent of a plan’s current exposure to such risks. Most derivative transactions are settled on a daily basis.

As of December 31, 2015 and 2014, the assets associated with our foreign defined benefit pension plans were not material and have not been included in the table above.

The following table presents the changes during 2015 and 2014 in the fair value of plan assets categorized as Level 3 in the preceding table (in millions):

	Private Equity Funds	Real Estate Funds	Hedge Funds	Other	Total
Balance at January 1, 2014	$2,601	$572	$ 505	$145	$3,823
Actual return on plan assets:
Realized gains, net	182	43	34	1	260
Unrealized gains (losses), net	38	22	(11)	(21)	28
Purchases, sales and settlements, net	131	92	(24)	8	207
Transfers out of Level 3, net	—	—	—	(72)	(72)
Balance at December 31, 2014	$2,952	$729	$ 504	$61	$4,246
Actual return on plan assets:
Realized gains, net	315	84	23	(12)	410
Unrealized (losses) gains, net	(163)	20	5	7	(131)
Purchases, sales and settlements, net	27	183	(177)	(22)	11
Transfers out of Level 3, net	—	—	—	(3)	(3)
Balance at December 31, 2015	$3,131	$1,016	$ 355	$ 31	$4,533

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

Contributions and Expected Benefit Payments

The funding of our qualified defined benefit pension plans is determined in accordance with ERISA, as amended by the PPA, and in a manner consistent with CAS and Internal Revenue Code rules. In 2015, we made $5 million in contributions to our new Sikorsky bargained qualified defined benefit pension plan and we plan to make approximately $25 million in contributions to this plan in 2016.

The following table presents estimated future benefit payments, which reflect expected future employee service, as of December 31, 2015 (in millions):

	2016	2017	2018	2019	2020	2021 - 2025
Qualified defined benefit pension plans	$2,160	$2,240	$2,320	$2,410	$2,500	$13,670
Retiree medical and life insurance plans	190	190	200	200	200	940

Defined Contribution Plans

We maintain a number of defined contribution plans, most with 401(k) features, that cover substantially all of our employees. Under the provisions of our 401(k) plans, we match most employees’ eligible contributions at rates specified in the plan documents. Our contributions were $393 million in 2015, $385 million in 2014 and $383 million in 2013, the majority of which were funded in our common stock. Our defined contribution plans held approximately 40.0 million and 41.7 million shares of our common stock as of December 31, 2015 and 2014.

Note 12 – Stockholders’ Equity

At December 31, 2015 and 2014, our authorized capital was composed of 1.5 billion shares of common stock and 50 million shares of series preferred stock. Of the 305 million shares of common stock issued and outstanding as of December 31, 2015, 303 million shares were considered outstanding for Balance Sheet presentation purposes; the remaining shares were held in a separate trust. Of the 316 million shares of common stock issued and outstanding as of December 31, 2014, 314 million shares were considered outstanding for Balance Sheet presentation purposes; the remaining shares were held in a separate trust. No shares of preferred stock were issued and outstanding at December 31, 2015 or 2014.

Repurchases of Common Stock

During 2015, we repurchased 15.2 million shares of our common stock for $3.1 billion. During 2014 and 2013, we paid $1.9 billion and $1.8 billion to repurchase 11.5 million and 16.2 million shares of our common stock.

On September 24, 2015, our Board of Directors approved a $3.0 billion increase to our share repurchase program. Inclusive of this increase, the total remaining authorization for future common share repurchases under our program was $3.6 billion as of December 31, 2015. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess purchase price over par value of $2.4 billion and $1.1 billion recorded as a reduction of retained earnings in 2015 and 2014.

We paid dividends totaling $1.9 billion ($6.15 per share) in 2015, $1.8 billion ($5.49 per share) in 2014 and $1.5 billion ($4.78 per share) in 2013. We have increased our quarterly dividend rate in each of the last three years, including a 10% increase in the quarterly dividend rate in the fourth quarter of 2015. We declared quarterly dividends of $1.50 per share during each of the first three quarters of 2015 and $1.65 per share during the fourth quarter of 2015; $1.33 per share during each of the first three quarters of 2014 and $1.50 per share during the fourth quarter of 2014; and $1.15 per share during each of the first three quarters of 2013 and $1.33 per share during the fourth quarter of 2013.

Accumulated Other Comprehensive Loss

Changes in the balance of AOCL, net of income taxes, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL
Balance at December 31, 2012 (a)	$(13,532)	$ 39	$(13,493)
Other comprehensive income before reclassifications	2,868	11	2,879
Amounts reclassified from AOCL
Recognition of net actuarial losses	973	—	973
Amortization of net prior service costs	42	—	42
Other	—	(2)	(2)
Total reclassified from AOCL	1,015	(2)	1,013
Total other comprehensive income	3,883	9	3,892
Balance at December 31, 2013 (a)	(9,649)	48	(9,601)
Other comprehensive loss before reclassifications	(2,870)	(103)	(2,973)
Amounts reclassified from AOCL
Recognition of net actuarial losses	806	—	806
Amortization of net prior service credits	(100)	—	(100)
Other	—	(2)	(2)
Total reclassified from AOCL	706	(2)	704
Total other comprehensive loss	(2,164)	(105)	(2,269)
Balance at December 31, 2014 (a)	(11,813)	(57)	(11,870)
Other comprehensive loss before reclassifications	(351)	(73)	(424)
Amounts reclassified from AOCL
Recognition of net actuarial losses	1,109	—	1,109
Amortization of net prior service credits	(259)	—	(259)
Other	—	—	—
Total reclassified from AOCL	850	—	850
Total other comprehensive loss	499	(73)	426
Balance at December 31, 2015 (a)	$(11,314)	$ (130)	$(11,444)

(a)

AOCL related to postretirement benefit plans is shown net of tax benefits at December 31, 2015, 2014 and 2013 of $6.2 billion, $6.4 billion and $5.3 billion. These tax benefits include amounts recognized on our income tax returns as current deductions and deferred income taxes, which will be recognized on our tax returns in future years. See Note 9 and Note 11 for more information on our income taxes and postretirement benefit plans.

Note 13 – Stock-Based Compensation

During 2015, 2014 and 2013, we recorded non-cash stock-based compensation expense totaling $138 million, $164 million and $189 million, which is included as a component of other unallocated, net on our Statements of Earnings. The net impact to earnings for the respective years was $90 million, $107 million and $122 million.

As of December 31, 2015, we had $79 million of unrecognized compensation cost related to nonvested awards, which is expected to be recognized over a weighted average period of 1.7 years. We received cash from the exercise of stock options totaling $174 million, $308 million and $827 million during 2015, 2014 and 2013. In addition, our income tax liabilities for 2015, 2014 and 2013 were reduced by $213 million, $215 million, $158 million due to recognized tax benefits on stock-based compensation arrangements.

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

At December 31, 2015, inclusive of the shares reserved for outstanding stock options, RSUs and PSUs, we had approximately 15 million shares reserved for issuance under the plans. At December 31, 2015, approximately 7 million of the shares reserved for issuance remained available for grant under our stock-based compensation plans. We issue new shares upon the exercise of stock options or when restrictions on RSUs and PSUs have been satisfied.

RSUs

The following table summarizes activity related to nonvested RSUs during 2015:

	Number of RSUs (In thousands)	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2012	4,822	$ 79.10
Granted	1,356	89.24
Vested	(2,093)	79.26
Forfeited	(226)	81.74
Nonvested at December 31, 2013	3,859	$ 82.42
Granted	745	146.85
Vested	(2,194)	87.66
Forfeited	(84)	91.11
Nonvested at December 31, 2014	2,326	$ 97.80
Granted	595	192.47
Vested	(1,642)	103.30
Forfeited	(43)	132.28
Nonvested at December 31, 2015	1,236	$ 134.87

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

Stock Options

We generally recognize compensation cost for stock options ratably over the three-year vesting period. At December 31, 2015 and 2014, there were 4.2 million (weighted average exercise price of $86.61) and 6.3 million (weighted average exercise price of $84.62) stock options outstanding. Stock options outstanding at December 31, 2015 have a weighted average remaining contractual life of approximately four years and an aggregate intrinsic value of $544 million. Of the stock options outstanding, 4.2 million (weighted average exercise price of $86.61) have vested as of December 31, 2015 and those stock options have a weighted average remaining contractual life of approximately four years and an aggregate intrinsic value of $544 million. There were 2.2 million (weighted average exercise price of $80.77) stock options exercised during 2015. We did not grant stock options to employees during 2015 and 2014.

The following table pertains to stock options granted in 2012, in addition to stock options that vested and were exercised in 2015, 2014 and 2013 (in millions, except for weighted-average grant-date fair value of stock options granted):

	2015	2014	2013
Weighted average grant-date fair value of stock options granted	$—	$—	$—
Grant-date fair value of all stock options that vested	8	18	40
Intrinsic value of all stock options exercised	265	297	293

In 2012, we estimated the fair value for stock options at the date of grant using the Black-Scholes option pricing model, which required us to make certain assumptions. We used the following weighted average assumptions in the model: risk-free interest rate of 0.78%, dividend yield of 5.40%, a five year historical volatility factor of 0.28 and an expected option life of five years.

PSUs

In January 2015, we granted certain employees PSUs with an aggregate target award of approximately 0.2 million shares of our common stock. The PSUs vest three years from the grant date based on continuous service, with the number of shares earned (0% to 200% of the target award) depending upon the extent to which we achieve certain financial and market performance targets measured over the period from January 1, 2015 through December 31, 2017. About half of the PSUs were valued at $192.28 per PSU in a manner similar to RSUs mentioned above as the financial targets are based on our operating results. We recognize the grant-date fair value of these PSUs, less estimated forfeitures, as compensation expense ratably over the vesting period based on the number of awards expected to vest at each reporting date. The remaining PSUs were valued at $188.96 per PSU using a Monte Carlo model as the performance target is related to our total shareholder return relative to our peer group. We recognize the grant-date fair value of these awards, less estimated forfeitures, as compensation expense ratably over the vesting period.

Note 14 – Legal Proceedings, Commitments and Contingencies

We are a party to or have property subject to litigation and other proceedings that arise in the ordinary course of our business, including matters arising under provisions relating to the protection of the environment and are subject to contingencies related to certain businesses we previously owned. These types of matters could result in fines, penalties, compensatory or treble damages or non-monetary sanctions or relief. We believe the probability is remote that the outcome of each of these matters, including the legal proceedings described below, will have a material adverse effect on the Corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular interim reporting period. Among the factors that we consider in this assessment are the nature of existing legal proceedings and claims, the asserted or possible damages or loss contingency (if estimable), the progress of the case, existing law and precedent, the opinions or views of legal counsel and other advisers, our experience in similar cases and the experience of other companies, the facts available to us at the time of assessment and how we intend to respond to the proceeding or claim. Our assessment of these factors may change over time as individual proceedings or claims progress.

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

Legal Proceedings

As a result of our acquisition of Sikorsky, we have assumed the defense of and any potential liability for the following civil False Claims Act lawsuit. In October 2014, the U.S. Government filed a complaint in the U.S. District Court for the Eastern District of Wisconsin alleging that Sikorsky and two of its wholly-owned subsidiaries, Derco Aerospace (Derco) and Sikorsky Support Services, Inc. (SSSI), violated the civil False Claims Act in connection with a contract that the U.S. Navy awarded to SSSI in June 2006 to support the Navy’s T-34 and T-44 fixed-wing turboprop training aircraft. SSSI subcontracted with Derco primarily to procure and manage the spare parts for the training aircraft. The Government alleges that SSSI overbilled the Navy on the contract because Derco added profit and overhead costs to the price of the spare parts that Derco procured and then sold to SSSI. The Government also claims that SSSI submitted false Certificates of Final Indirect Costs in the years 2006 through 2012.

The Government’s complaint asserts numerous claims for violations of the False Claims Act, breach of contract and unjust enrichment. In a late April 2015 court filing, the Government disclosed that it seeks damages of approximately $45 million, subject to trebling, plus statutory penalties of approximately $13 million, all totaling approximately $147 million. We believe that we have substantial legal and factual defenses to the government’s claims. Although we continue to evaluate liability and exposure, we do not currently believe that it is probable that we will incur a material loss. If, contrary to our expectations, the Government prevails in this matter and proves damages at the high end of the range sought and is successful in having these trebled, the outcome could have an adverse effect on our results of operations in the period in which a liability is recognized and on our cash flows for the period in which any damages are paid.

Additionally, by letter dated July 13, 2015, the United States Department of Justice notified Sikorsky that it had opened a criminal investigation into this matter, and requested that Sikorsky and its two subsidiaries voluntarily produce documents. Sikorsky and its subsidiaries cooperated fully in the investigation. On February 4, 2016, we were informed that the Department of Justice is closing the criminal investigation with no action to the corporate entities or individuals.

On April 24, 2009, we filed a declaratory judgment action against the New York Metropolitan Transportation Authority and its Capital Construction Company (collectively, the MTA) asking the U.S. District Court for the Southern District of New York to find that the MTA is in material breach of our agreement based on the MTA’s failure to provide access to sites where work must be performed and the customer-furnished equipment necessary to complete the contract. The MTA filed an answer and counterclaim alleging that we breached the contract and subsequently terminated the contract for alleged default. The primary damages sought by the MTA are the cost to complete the contract and potential re-procurement costs. While we are unable to estimate the cost of another contractor to complete the contract and the costs of re-procurement, we note that our contract with the MTA had a total value of $323 million, of which $241 million was paid to us, and that the MTA is seeking damages of approximately $190 million. We dispute the MTA’s allegations and are defending against them. Additionally, following an investigation, our sureties on a performance bond related to this matter, who were represented by independent counsel, concluded that the MTA’s termination of the contract was improper. Finally, our declaratory judgment action was later amended to include claims for monetary damages against the MTA of approximately $95 million. This matter was taken under submission by the District Court in December 2014, after a five-week bench trial and the filing of post-trial pleadings by the parties. We expect a decision in 2016.

We have reached an agreement to settle with the U.S. Department of Justice (DOJ) and the qui tam relators two lawsuits in which the DOJ filed complaints in partial intervention on August 28, 2003. The lawsuits, United States ex rel. Natural Resources Defense Council, et al., v. Lockheed Martin Corporation, et al., and United States ex rel. John D. Tillson v. Lockheed Martin Energy Systems, Inc., et al., were filed by the relators in 1999 under the civil qui tam provisions of the False Claims Act in the U.S. District Court for the Western District of Kentucky and alleged that we committed violations of the Resource Conservation and Recovery Act (RCRA) at the Paducah Gaseous Diffusion Plant by not properly handling, storing and transporting hazardous waste and that we violated the False Claims Act by misleading Department of Energy officials and state regulators about the nature and extent of environmental noncompliance at the plant. The parties are finalizing the terms of the settlement agreement, which is considered a tentative agreement until it is formally approved by the United States Government. The amount of the settlement is not material. We believe that we have substantial defenses to all of the allegations and have agreed to settle the case to avoid the costs of further litigation of this matter which has been ongoing in excess of sixteen years. We will admit no liability or wrongdoing in resolving the matter. See Item 3 - Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information.

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

At December 31, 2015 and 2014, the aggregate amount of liabilities recorded relative to environmental matters was $1.0 billion and $965 million, most of which are recorded in other noncurrent liabilities on our Balance Sheets. We have recorded receivables totaling $858 million and $836 million at December 31, 2015 and 2014, most of which are recorded in other noncurrent assets on our Balance Sheets, for the estimated future recovery of these costs, as we consider the recovery probable based on the factors previously mentioned. We project costs and recovery of costs over approximately 20 years. Our acquisition of Sikorsky included certain environmental remediation liabilities that are among those recorded on our Balance Sheet, along with the related receivables for probable future recovery. These amounts did not materially impact our consolidated financial statements.

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

On July 1, 2014, a regulation became effective in California setting the maximum level of the contaminant hexavalent chromium in drinking water at 10 parts per billion (ppb). In May 2014, the California Manufacturers and Technology Association filed a suit alleging the 10 ppb threshold is lower than is required to protect public health and thus imposes unjustified costs on the regulated community. We cannot predict the outcome of this suit or whether other challenges may be advanced by the regulated community or environmental groups which had sought a significantly higher and lower standard, respectively. If the new standard remains at 10 ppb, it will not have a material impact on our existing remediation costs in California.

In addition, California is reevaluating its existing drinking water standard with respect to a second contaminant, perchlorate, and the U.S. Environmental Protection Agency (U.S. EPA) is also considering whether to regulate perchlorate and hexavalent chromium in drinking water. In February 2016, the Natural Resources Defense Council filed suit in federal court in New York against the U.S. EPA to compel the U.S. EPA to set an enforceable drinking water standard for perchlorate. If substantially lower standards are adopted, in either California or at the federal level, for perchlorate, or if the U.S. EPA were to adopt a standard for hexavalent chromium lower than 10 ppb, we expect a material increase in our estimates for environmental liabilities and the related assets for the portion of the increased costs that are probable of future recovery in the pricing of our products and services for the U.S. Government. The amount that would be allocable to our non-U.S. Government contracts or that is determined to not be recoverable under U.S. Government contracts would be expensed, which may have a material effect on our earnings in any particular interim reporting period.

Operating Leases

We rent certain equipment and facilities under operating leases. Certain major plant facilities and equipment are furnished by the U.S. Government under short-term or cancelable arrangements. Our total rental expense under operating leases was $256 million, $258 million and $315 million for 2015, 2014 and 2013. Future minimum lease commitments at December 31, 2015 for long-term non-cancelable operating leases were $793 million ($205 million in 2016, $161 million in 2017, $128 million in 2018, $101 million in 2019, $64 million in 2020 and $134 million in later years).

Letters of Credit, Surety Bonds and Third-Party Guarantees

We have entered into standby letters of credit, surety bonds and third-party guarantees with financial institutions and other third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as venture partners. We had total outstanding letters of credit, surety bonds and third-party guarantees aggregating $3.8 billion at December 31, 2015 and $2.4 billion at December 31, 2014.

At December 31, 2015 and 2014, third-party guarantees totaled $678 million and $774 million, of which approximately 79% and 85% related to guarantees of contractual performance of ventures to which we currently are or previously were a party. This amount represents our estimate of the maximum amount we would expect to incur upon the contractual non-performance of the venture partners. In addition, we generally have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a venture partner. We believe our current and former venture partners will be able to perform their obligations, as they have done through December 31, 2015, and that it will not be necessary to make payments under the guarantees. In determining our exposures, we evaluate the reputation, technical capabilities and credit quality of our current and former venture partners. There were no material amounts recorded in our financial statements related to third-party guarantees.

United Launch Alliance

In connection with our 50% ownership interest of ULA, we and The Boeing Company (Boeing) are required to provide ULA an additional capital contribution if ULA is unable to make required payments under its inventory supply agreement with Boeing. As of December 31, 2015, ULA’s total remaining obligation to Boeing under the inventory supply agreement was $120 million. The parties have agreed to defer the remaining payment obligation, as it is more than offset by other commitments to ULA. Accordingly, we do not expect to be required to make a capital contribution to ULA under this agreement.

In addition, both we and Boeing have cross-indemnified each other for guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through December 31, 2015, and that it will not be necessary to make payments under the cross-indemnities or guarantees.

Our 50% ownership share of ULA’s net assets exceeded the book value of our investment by approximately $395 million (of which approximately $40 million remains at December 31, 2015 that will be amortized in 2016). This yearly amortization and our share of ULA’s net earnings are reported as equity in net earnings (losses) of equity investees in other income, net on our Statements of Earnings. Our investment in ULA totaled $748 million and $706 million at December 31, 2015 and 2014.

Note 15 – Restructuring Charges

2015 Actions

During 2015, we recorded severance charges totaling $102 million, of which $67 million related to our MST business segment and $35 million related to our IS&GS business segment (prior to realignment). These charges reduced our 2015 net earnings by $66 million ($.21 per share). These severance actions resulted from a review of future workload projections and to reduce our overhead costs in order to improve the affordability of our products and services. The charges consisted of severance costs associated with the planned elimination of certain positions through either voluntary or involuntary actions. Upon separation, terminated employees will receive lump-sum severance payments primarily based on years of service, the majority of which are expected to be paid over the next several quarters. As of December 31, 2015, we have paid approximately $18 million in severance payments associated with these actions.

In connection with the Sikorsky acquisition, we assumed obligations related to certain restructuring actions committed to by Sikorsky in June 2015. These actions included a global workforce reduction of approximately 1,400 production-related positions and facilities consolidations. As of December 31, 2015, accrued restructuring costs associated with these actions are approximately $15 million, all of which are expected to be paid in 2016. Net of amounts we anticipate to recover through the pricing of our products and services to our customers, we also expect to incur an additional $40 million of costs in 2016 related to these actions.

2013 Actions

During 2013, we recorded charges related to certain severance actions totaling $201 million, of which $83 million, $37 million and $81 million related to our IS&GS, MST and Space Systems business segments (prior to realignment). These charges reduced our 2013 net earnings by $130 million ($.40 per share) and primarily related to a plan we committed to in November 2013 to close and consolidate certain facilities and reduce our total workforce by approximately 4,000 positions. These charges also include $30 million related to certain severance actions that occurred in the first quarter of 2013, which were subsequently paid in 2013.

The November 2013 plan resulted from a strategic review of these businesses’ facility capacity and future workload projections. Upon separation, terminated employees receive lump-sum severance payments primarily based on years of service. As of December 31, 2015, we have paid approximately $153 million in severance payments associated with this action, of which approximately $46 million, $92 million and $15 million was paid in 2015, 2014 and 2013, respectively. The remaining severance payments are expected to be paid in 2016.

We also expect to incur accelerated costs (e.g., accelerated depreciation expense related to long-lived assets at sites closed) and incremental costs (e.g., relocation of equipment and other employee related costs) of approximately $10 million,

$50 million and $180 million at our IS&GS, MST and Space Systems business segments through the completion of the plan in 2016. As of December 31, 2015, we have incurred total accelerated and incremental costs of approximately $225 million, of which approximately $115 million, $90 million and $20 million was recorded in 2015, 2014 and 2013, respectively. The accelerated and incremental costs are recorded as incurred in cost of sales on our Statements of Earnings and included in the respective business segment’s results of operations.

We expect to recover a substantial amount of the restructuring charges through the pricing of our products and services to the U.S. Government and other customers in future periods, with the impact included in the respective business segment’s results of operations. Of the total severance, accelerated and incremental costs mentioned above, we recovered approximately $65 million in 2015 and $50 million in 2014 and expect to recover approximately $60 million in 2016.

Note 16 – Fair Value Measurements

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	December 31, 2015			December 31, 2014
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Equity securities	$89	$ 89	$ —	$92	$ 92	$ —
Mutual funds	745	745	—	696	696	—
U.S. Government securities	119	—	119	136	—	136
Other securities	147	—	147	153	—	153
Derivatives	15	—	15	27	—	27
Liabilities
Derivatives	35	—	35	18	—	18

Substantially all assets measured at fair value, other than derivatives, represent investments classified as trading securities held in a separate trust to fund certain of our non-qualified deferred compensation plans and are recorded in other noncurrent assets on our Balance Sheets. The fair values of equity securities and mutual funds are determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. The fair values of U.S. Government and other securities are determined using pricing models that use observable inputs (e.g., interest rates and yield curves observable at commonly quoted intervals), bids provided by brokers or dealers or quoted prices of securities with similar characteristics. The fair values of derivative instruments, which consist of foreign currency exchange forward and interest rate swap contracts, primarily are determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates, credit spreads and foreign currency exchange rates. We did not have any transfers of assets or liabilities between levels of the fair value hierarchy during 2015.

In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $16.5 billion and $7.9 billion at December 31, 2015 and 2014 and the outstanding principal amount was $16.2 billion and $7.0 billion at December 31, 2015 and 2014, excluding unamortized discounts of $941 million and $872 million. The estimated fair values of our outstanding debt were determined based on quoted prices for similar instruments in active markets (Level 2).

In connection with the Sikorsky acquisition, we recorded the assets acquired and liabilities assumed at fair value. The amounts recorded for certain assets and liabilities are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the November 6, 2015 acquisition date. See Note 3 for further information about the fair values assigned and amounts subject to adjustment.

In the fourth quarter of 2014, we recorded non-cash goodwill impairment charge of $119 million in connection with our annual goodwill impairment test. The fair value determination of goodwill was determined using a combination of a DCF analysis and market-based valuation methodologies and was classified as a Level 3 fair value measurement due to the significance of the unobservable inputs used. See Note 1 for further information on this non-cash goodwill impairment charge and our valuation methodologies.

Note 17 – Summary of Quarterly Information (Unaudited)

A summary of quarterly information is as follows (in millions, except per share data):

	2015 Quarters
	First	Second	Third	Fourth (a)
Net sales	$10,111	$11,643	$11,461	$12,917
Operating profit	1,356	1,445	1,354	1,281
Net earnings (b)	878	929	865	933
Basic earnings per share (c)	2.78	2.98	2.80	3.05
Diluted earnings per share	2.74	2.94	2.77	3.01

	2014 Quarters
	First	Second	Third	Fourth
Net sales	$10,650	$11,306	$11,114	$12,530
Operating profit	1,432	1,426	1,392	1,342
Net earnings (d)	933	889	888	904
Basic earnings per share	2.92	2.81	2.81	2.87
Diluted earnings per share	2.87	2.76	2.76	2.82

(a)

The fourth quarter of 2015 incorporates the results of Sikorsky from the November 6, 2015 acquisition date through December 31, 2015, including approximately $400 million in net sales and about $45 million in operating loss, inclusive of intangible amortization and adjustments required to account for the acquisition.

(b)

The fourth quarter of 2015 includes a charge for workforce reductions of approximately $67 million ($44 million after tax) and a tax benefit of about $71 million due to the retroactive reinstatement of the R&D tax credit in 2015.

(c)

The sum of the quarterly earnings per share amounts do not equal the earnings per share amounts included on our Statements of Earnings, primarily due to the timing of our share repurchases during each respective year.

(d)

The fourth quarter of 2014 includes a charge of approximately $119 million ($107 million after tax) related to a non-cash goodwill impairment charge and a tax benefit of about $45 million due to the retroactive reinstatement of the R&D tax credit in 2014.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2015. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of December 31, 2015.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Based on this assessment, management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 did not include an assessment of the effectiveness of internal control over financial reporting of Sikorsky Aircraft Corporation (Sikorsky), which was acquired on November 6, 2015. The operating results of Sikorsky are included in our consolidated financial statements from the period subsequent to the acquisition date and, excluding goodwill and intangible assets, include $5.0 billion of assets as of December 31, 2015 and $400 million and $45 million in net sales and operating loss, respectively, for the year then ended. We will perform an assessment of the effectiveness of Sikorsky’s internal control over financial reporting within one year of the date of acquisition.

Our independent registered public accounting firm has issued a report on the effectiveness of our internal control over financial reporting, which is below.

Changes in Internal Control Over Financial Reporting

Except as described below, here were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are in the process of integrating Sikorsky’s operations with our operations, including integration of financial reporting processes and procedures and internal controls over financial reporting. We believe we will be able to maintain sufficient controls over our financial reporting throughout this integration process. Because of the size and complexity and the timing of the Sikorsky acquisition, the internal controls over financial reporting of Sikorsky have been excluded from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 (as described above).

Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm,

Regarding Internal Control Over Financial Reporting

Board of Directors and Stockholders

Lockheed Martin Corporation

We have audited Lockheed Martin Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Lockheed Martin Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Sikorsky Aircraft Corporation, which is included in the 2015 consolidated financial statements of Lockheed Martin Corporation and constituted $5.0 billion of assets (excluding goodwill and intangible assets) as of December 31, 2015 and $400 million and $45 million of net sales and operating loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Lockheed Martin Corporation also did not include an evaluation of the internal control over financial reporting of Sikorsky Aircraft Corporation.

In our opinion, Lockheed Martin Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lockheed Martin Corporation as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of Lockheed Martin Corporation and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 24, 2016

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information concerning directors required by Item 401 of Regulation S-K is included under the caption “Proposal 1 – Election of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A (the 2016 Proxy Statement), and that information is incorporated by reference in this Form 10-K. Information concerning executive officers required by Item 401 of Regulation S-K is located under Part I, Item 4(a) of this Form 10-K. The information required by Item 405 of Regulation S-K is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 Proxy Statement, and that information is incorporated by reference in this Form 10-K. The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is included under the captions “Committees of the Board of Directors – 2015 Membership on Board Committees” and “Committees of the Board of Directors – Audit Committee Report” in the 2016 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

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

The information required by Item 402 of Regulation S-K is included in the text and tables under the captions “Executive Compensation” and “Director Compensation” in the 2016 Proxy Statement and that information is incorporated by reference in this Form 10-K. The information required by Item 407(e)(5) of Regulation S-K is included under the caption “Executive Compensation – Compensation Committee Report” in the 2016 Proxy Statement, and that information is furnished by incorporation by reference in this Form 10-K.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is included under the heading “Security Ownership of Management and Certain Beneficial Owners” in the 2016 Proxy Statement, and that information is incorporated by reference in this Form 10-K. The information required by this Item 12 related to our equity compensation plans that authorize the issuance of shares of Lockheed Martin common stock to employees and directors is included under the heading “Executive Compensation – Equity Compensation Plan Information” in the 2016 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this Item 13 is included under the captions “Corporate Governance – Related Person Transaction Policy,” “Corporate Governance – Certain Relationships and Related Person Transactions of Directors, Executive Officers, and 5 Percent Stockholders,” and “Corporate Governance – Director Independence” in the 2016 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 14.	Principal Accountant Fees and Services.

The information required by this Item 14 is included under the caption “Proposal 2 – Ratification of Appointment of Independent Auditors” in the 2016 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

List of financial statements filed as part of this Form 10-K

The following financial statements of Lockheed Martin Corporation and consolidated subsidiaries are included in Item 8 of this Form 10-K at the page numbers referenced below:

The report of Lockheed Martin Corporation’s independent registered public accounting firm with respect to the above-referenced financial statements and their report on internal control over financial reporting appear on pages 66 and 108 of this Form 10-K. Their consent appears as Exhibit 23 of this Form 10-K.

List of financial statement schedules filed as part of this Form 10-K

All schedules have been omitted because they are not applicable, not required or the information has been otherwise supplied in the financial statements or notes to the financial statements.

Exhibits

2.1

Stock Purchase Agreement dated as of July 19, 2015 by and among United Technologies Corporation, the other Sellers identified therein and Lockheed Martin Corporation (incorporated by reference to Exhibit 2.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on July 20, 2015). The schedules and exhibits to the Stock Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Lockheed Martin agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.

2.2

Amendment No. 1 to Stock Purchase Agreement dated as of November 5, 2015 by and among United Technologies Corporation and certain affiliated entities identified therein and Lockheed Martin Corporation (incorporated by reference to Exhibit 2.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on November 6, 2015). The exhibits to Amendment No. 1 to Stock Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Lockheed Martin agrees to furnish supplementally a copy of such exhibits, or any section thereof, to the SEC upon request.

2.3

Agreement and Plan of Merger, dated as of January 26, 2016, among Lockheed Martin Corporation, Leidos Holdings, Inc., Abacus Innovations Corporation and Lion Merger Co. (incorporated by reference to Exhibit 2.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on January 27, 2016). The schedules and attachments to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K, and such schedules and attachments will be furnished to the SEC upon request.

2.4

Separation Agreement, dated as of January 26, 2016, between Lockheed Martin Corporation and Abacus Innovations Corporation (incorporated by reference to Exhibit 2.2 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on January 27, 2016). The schedules and attachments to the Separation Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K, and such schedules and attachments will be furnished to the SEC upon request.

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

4.5

Indenture, dated as of September 6, 2011, between Lockheed Martin Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on September 8, 2011 (File No. 001-11437)).

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

10.1

364-Day Credit Agreement dated as of October 9, 2015, among Lockheed Martin Corporation, the lenders listed therein, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on October 13, 2015).

10.2

Five-Year Credit Agreement dated as of October 9, 2015, among Lockheed Martin Corporation, the lenders listed therein, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on October 13, 2015).

10.3

Joint Venture Master Agreement, dated as of May 2, 2005, by and among Lockheed Martin Corporation, The Boeing Company and United Launch Alliance, L.L.C. (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-11437)).

10.4

Lockheed Martin Corporation Directors Deferred Stock Plan, as amended (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 001-11437)).

10.5

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

10.8

Lockheed Martin Corporation 2009 Directors Equity Plan (incorporated by reference to Appendix E to Lockheed Martin Corporation’s Definitive Proxy Statement on schedule 14A filed with the SEC on March 14, 2008 (File No. 001-11437)).

10.9

Lockheed Martin Corporation Supplemental Savings Plan, as amended and restated effective January 1, 2015 (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015).

10.10

Lockheed Martin Corporation Deferred Management Incentive Compensation Plan, as amended and restated effective January 1, 2015 (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015).

10.11

Lockheed Martin Corporation Amended and Restated 2006 Management Incentive Compensation Plan (Performance Based), amended and restated effective January 1, 2016 (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on February 2, 2016).

10.12

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

10.16

Form of Stock Option Award Agreement under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 99.3 of Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on February 3, 2011 (File No. 001-11437)).

10.17	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.34 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-11437)).

10.18

Lockheed Martin Corporation 2011 Incentive Performance Award Plan, as amended and restated effective September 24, 2015 (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on September 24, 2015).

10.19

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

10.20

Forms of Stock Option Award Agreements under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.39 of Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-11437)).

10.21

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

10.22	Lockheed Martin Corporation Nonqualified Capital Accumulation Plan, as amended and restated generally effective as of December 18, 2015.

10.23

Lockheed Martin Corporation Supplemental Retirement Plan, as amended and restated effective July 1, 2015 (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2015).

10.24

Supplemental Retirement Benefit Plan for Certain Transferred Employees of Lockheed Martin Corporation, as amended and restated through July 1, 2015 (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2015).

10.25

Lockheed Martin Supplementary Pension Plan for Transferred Employees of GE Operations, as amended and restated (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2014).

10.26

Lockheed Martin Corporation Executive Severance Plan, as amended and restated effective June 1, 2015 (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2015).

10.27	Non-Employee Director Compensation Summary (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on June 26, 2015).

10.28

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

10.29

Form of Restricted Stock Unit Award Agreement, Form of Performance Stock Unit Award Agreement (2016-2018 performance period), and Form of Long-Term Incentive Performance Award Agreement (2016-2018 performance period) under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan (incorporated by reference to Exhibits 10.2, 10.3 and 10.4, respectively, to Lockheed Martin Corporation’s Current Report on Form 8-K filed on February 2, 2016).

12	Computation of ratio of earnings to fixed charges.

21	Subsidiaries of Lockheed Martin Corporation.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Marillyn A. Hewson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bruce L. Tanner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Marillyn A. Hewson and Bruce L. Tanner Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibits 10.4 through 10.29 constitute management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: February 24, 2016	By:	/s/ Brian P. Colan
Brian P. Colan
Vice President, Controller, and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Titles	Date

/s/ Marillyn A. Hewson Marillyn A. Hewson	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 24, 2016

/s/ Bruce L. Tanner Bruce L. Tanner	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2016

/s/ Brian P. Colan Brian P. Colan	Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2016
* Daniel F. Akerson	Director	February 24, 2016
* Nolan D. Archibald	Director	February 24, 2016
* Rosalind G. Brewer	Director	February 24, 2016
* David B. Burritt	Director	February 24, 2016
* Bruce A. Carlson	Director	February 24, 2016
* James O. Ellis, Jr.	Director	February 24, 2016
* Thomas J. Falk	Director	February 24, 2016
* Gwendolyn S. King	Director	February 24, 2016
* James M. Loy	Director	February 24, 2016
* Joseph W. Ralston	Director	February 24, 2016
* Anne Stevens	Director	February 24, 2016

*By Maryanne R. Lavan pursuant to a Power of Attorney executed by the Directors listed above, which has been filed with this Annual Report on Form 10-K.

Date: February 24, 2016	By:	/s/ Maryanne R. Lavan
Maryanne R. Lavan
Attorney-in-fact