Form 10-Q
period 2016-03-27
LOCKHEED MARTIN CORP
filed 2016-04-27
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 27, 2016

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

There were 304,453,019 shares of our common stock, $1 par value per share, outstanding as of March 27, 2016.

Lockheed Martin Corporation

Form 10-Q

For the Quarterly Period Ended March 27, 2016

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

Lockheed Martin Corporation

Consolidated Statements of Earnings

(unaudited; in millions, except per share data)

	Quarters Ended
	March 27, 2016	March 29, 2015
Net sales
Products	$8,944	$7,853
Services	2,758	2,258
Total net sales	11,702	10,111
Cost of sales
Products	(8,092)	(6,951)
Services	(2,463)	(1,951)
Severance charges	(99)	—
Other unallocated, net	187	54
Total cost of sales	(10,467)	(8,848)
Gross profit	1,235	1,263
Other income, net	62	93
Operating profit	1,297	1,356
Interest expense	(164)	(93)
Other non-operating income, net	1	3
Earnings before income taxes	1,134	1,266
Income tax expense	(340)	(388)
Net earnings	$794	$878

Earnings per common share
Basic	$2.61	$2.78
Diluted	2.58	2.74

Cash dividends paid per common share	$1.65	$1.50

The accompanying notes are an integral part of these unaudited consolidated financial statements.

3

Lockheed Martin Corporation

Consolidated Statements of Comprehensive Income

(unaudited; in millions)

	Quarters Ended
	March 27, 2016	March 29, 2015
Net earnings	$794	$878
Other comprehensive income (loss), net of tax
Recognition of previously deferred postretirement benefit plan amounts	173	212
Other, net	17	(57)
Other comprehensive income, net of tax	190	155
Comprehensive income	$984	$1,033

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Balance Sheets

(in millions, except par value)

	March 27, 2016	December 31, 2015
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,452	$1,090
Receivables, net	8,620	8,061
Inventories, net	5,223	4,962
Other current assets	472	460
Total current assets	15,767	14,573

Property, plant and equipment, net	5,417	5,490
Goodwill	13,583	13,576
Intangible assets, net	4,121	4,147
Deferred income taxes	5,893	5,931
Other noncurrent assets	5,377	5,411
Total assets	$50,158	$49,128

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,715	$1,974
Customer advances and amounts in excess of costs incurred	6,856	6,988
Salaries, benefits and payroll taxes	1,963	1,916
Current maturities of long-term debt	956	956
Other current liabilities	2,422	2,085
Total current liabilities	14,912	13,919

Long-term debt, net	14,320	14,305
Accrued pension liabilities	11,800	11,807
Other postretirement benefit liabilities	1,072	1,070
Other noncurrent liabilities	4,877	4,930
Total liabilities	46,981	46,031

Stockholders’ equity
Common stock, $1 par value per share	303	303
Additional paid-in capital	—	—
Retained earnings	14,128	14,238
Accumulated other comprehensive loss	(11,254)	(11,444)
Total stockholders’ equity	3,177	3,097
Total liabilities and stockholders’ equity	$50,158	$49,128

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Cash Flows

(unaudited; in millions)

	Quarters Ended
	March 27, 2016	March 29, 2015
Operating activities
Net earnings	$794	$878
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	296	244
Stock-based compensation	44	40
Severance charges	99	—
Changes in assets and liabilities
Receivables, net	(558)	(661)
Inventories, net	(310)	(205)
Accounts payable	751	375
Customer advances and amounts in excess of costs incurred	(146)	(242)
Postretirement benefit plans	246	292
Income taxes	225	395
Other, net	122	(159)
Net cash provided by operating activities	1,563	957

Investing activities
Capital expenditures	(151)	(118)
Other, net	4	26
Net cash used for investing activities	(147)	(92)

Financing activities
Issuance of long-term debt, net of related costs	—	2,213
Repurchases of common stock	(501)	(604)
Proceeds from stock option exercises	28	65
Dividends paid	(533)	(498)
Other, net	(48)	(1)
Net cash (used for) provided by financing activities	(1,054)	1,175
Net change in cash and cash equivalents	362	2,040
Cash and cash equivalents at beginning of period	1,090	1,446
Cash and cash equivalents at end of period	$1,452	$3,486

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Stockholders’ Equity

(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2015	$303	$—	$14,238	$(11,444)	$3,097
Net earnings	—	—	794	—	794
Other comprehensive income, net of tax	—	—	—	190	190
Repurchases of common stock	(2)	(107)	(392)	—	(501)
Dividends declared	—	—	(512)	—	(512)
Stock-based awards and ESOP activity	2	107	—	—	109
Balance at March 27, 2016	$303	$—	$14,128	$(11,254)	$3,177

Balance at December 31, 2014	$314	$—	$14,956	$(11,870)	$3,400
Net earnings	—	—	878	—	878
Other comprehensive income, net of tax	—	—	—	155	155
Repurchases of common stock	(3)	(166)	(435)	—	(604)
Dividends declared	—	—	(477)	—	(477)
Stock-based awards and ESOP activity	2	166	—	—	168
Balance at March 29, 2015	$313	$—	$14,922	$(11,715)	$3,520

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited)

NOTE 1 – BASIS OF PRESENTATION

We prepared these consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. We followed the accounting policies disclosed in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K) filed with the SEC.

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

We close our books and records on the last Sunday of the calendar quarter, which was on March 27 for the first quarter of 2016 and March 29 for the first quarter of 2015, to align our financial closing with our business processes. The consolidated financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods as our fiscal year ends on December 31.

On November 6, 2015, we completed the acquisition of Sikorsky Aircraft Corporation (Sikorsky) for $9.0 billion, net of cash acquired. Sikorsky, a global company primarily engaged in the design, manufacture, service and support of military and commercial helicopters, has become a wholly-owned subsidiary of ours, aligned under our Mission Systems and Training (MST) business segment. The financial results of the acquired Sikorsky business have been included in our consolidated results of operations since the November 6, 2015 acquisition date. Accordingly, the results of Sikorsky’s operations are included in our consolidated financial results for the quarter ended March 27, 2016 but not for the quarter ended March 29, 2015. See “Note 3 – Acquisitions and Divestitures” for additional information about the acquisition of Sikorsky and related purchase accounting.

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

During the fourth quarter of 2015, we realigned certain programs among our business segments in connection with a strategic review of our government information technology (IT) and technical services businesses. The amounts, discussion and presentation of our business segments for all periods presented in these consolidated financial statements have been reclassified to reflect the program realignment. The realignment did not impact our previously reported consolidated financial statements for 2015.

During the first quarter of 2016, we adopted a new standard that simplifies the presentation of deferred income taxes and requires that deferred tax assets and liabilities be classified as noncurrent in our consolidated balance sheets. We applied the provisions of the standard retrospectively and reclassified approximately $1.6 billion from current to noncurrent assets and approximately $140 million from current to noncurrent liabilities in our consolidated balance sheet as of December 31, 2015.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the full year or future periods. Unless otherwise noted, we present all per share amounts cited in these consolidated financial statements on a “per diluted share” basis. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2015 Form 10-K.

NOTE 2 – EARNINGS PER COMMON SHARE

The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended
	March 27, 2016	March 29, 2015
Weighted average common shares outstanding for basic computations	304.5	315.4
Weighted average dilutive effect of equity awards	3.3	4.8
Weighted average common shares outstanding for diluted computations	307.8	320.2

We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units and exercise of outstanding stock options based on the treasury stock method. There were no anti-dilutive equity awards during the quarters ended March 27, 2016 or March 29, 2015.

NOTE 3 – ACQUISITIONS AND DIVESTITURES

Acquisition of Sikorsky Aircraft Corporation

On November 6, 2015, we completed the acquisition of Sikorsky Aircraft Corporation and certain affiliated companies (collectively Sikorsky) from United Technologies Corporation (UTC) and certain of UTC’s subsidiaries. The purchase price of the acquisition was $9.0 billion, net of cash acquired. As a result of the acquisition, Sikorsky became a wholly-owned subsidiary. Sikorsky is a global company primarily engaged in the research, design, development, manufacture and support of military and commercial helicopters. Sikorsky’s products include military helicopters such as the H-60 Black Hawk, MH-60R Seahawk, CH-53K, H-92, and commercial helicopters such as the S-76 and S-92. The acquisition enables us to extend our core business into the military and commercial rotary wing markets, allowing us to strengthen our position in the aerospace and defense industry. Further, this acquisition will expand our presence in commercial and international markets. Sikorsky has been aligned under our MST business segment.

Preliminary Allocation of Purchase Price to Assets Acquired and Liabilities Assumed

We accounted for the acquisition of Sikorsky as a business combination, which requires us to record the assets acquired and liabilities assumed at fair value. The amount by which the purchase price exceeds the fair value of the net assets acquired is recorded as goodwill. We commenced the appraisals necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. The amounts recorded for certain assets and liabilities are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The final determination of the fair values of certain assets and liabilities will be completed within the measurement period of up to one year from the acquisition date, as permitted under GAAP. The size and breadth of the Sikorsky acquisition could necessitate the need to use the full one year measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the acquisition date including contractual and operational factors underlying the customer programs intangible assets, the trademarks intangible asset, customer contractual obligations, inventories, receivables and customer advances, and the assumptions underpinning certain reserves such as those for environmental and legal obligations. The final values may also result in changes to depreciation and amortization expense related to certain assets such as buildings, equipment and intangible assets. Any potential adjustments made could be material in relation to the values presented in the table below.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

During the quarter ended March 27, 2016, we continued to obtain information to refine the estimated fair values for certain tangible and intangible assets acquired, liabilities assumed and the amount of goodwill recognized. As a result of the additional information obtained during the first quarter of 2016, the carrying amounts for inventories and customer programs intangible assets were reduced by $49 million and $28 million, while the carrying amounts of the trademarks intangible asset, deferred income tax assets and customer advances and amounts in excess of costs incurred increased by $71 million, $11 million and $10 million. The measurement period adjustments did not result in a significant adjustment to 2015 amortization expense for intangible assets.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date, including the refinements described in the previous paragraph (in millions):

Cash and cash equivalents	$75
Receivables	1,921
Inventories	1,768
Other current assets	25
Property, plant and equipment	654
Goodwill	2,764
Intangible assets:
Customer programs	3,099
Trademarks	887
Other noncurrent assets	513
Deferred income tax assets	297
Total identifiable assets and goodwill	12,003
Accounts payable	(565)
Customer advances and amounts in excess of costs incurred	(1,230)
Salaries, benefits and payroll taxes	(105)
Current maturities of long-term debt	(5)
Other current liabilities	(347)
Long-term debt	(11)
Customer contractual obligations(a)	(480)
Other noncurrent liabilities	(150)
Deferred income tax liabilities(a)	(32)
Total liabilities assumed	(2,925)
Total purchase price	$9,078
(a)	Recorded in Other noncurrent liabilities on the consolidated balance sheet.

Intangible assets related to customer programs were recognized for each major helicopter and aftermarket program and represent the aggregate value associated with the customer relationships, contracts, technology and tradenames underlying the associated program. These intangible assets will be amortized over a weighted-average useful life of approximately 15 years. The amortization of the intangible assets is calculated in accordance with the underlying pattern of economic benefit as reflected by the future net cash inflows.

Customer contractual obligations represent liabilities on certain development programs where the expected costs exceed the expected sales under contract. We measured these liabilities based on the price to transfer the obligation to a market participant at the measurement date, assuming that the liability will remain outstanding in the marketplace. Based on the estimated net cash outflows of the developmental programs plus a reasonable contracting profit margin required to transfer the contracts to market participants, we recorded assumed liabilities of approximately $480 million. These liabilities will be liquidated in accordance with the underlying economic pattern of the contractual obligations, as reflected by the estimated future net cash outflows incurred on the associated contracts. From the acquisition date through the period ended March 27, 2016, we recognized $31 million in sales related to customer contractual obligations. Estimated liquidation of the customer contractual obligations is as follows: $52 million remaining in 2016, $96 million in 2017, $68 million in 2018, $59 million in 2019, $59 million in 2020, $56 million in 2021 and $59 million thereafter.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

The fair values of the assets acquired and liabilities assumed were preliminarily determined using income, market and cost valuation methodologies. The fair value measurements were estimated using significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in Accounting Standards Codification (ASC) 820, Fair Value Measurement. The income approach was primarily used to value the customer programs and trademarks intangible assets. The income approach indicates value for an asset or liability based on the present value of cash flows projected to be generated over the remaining economic life of the asset or liability being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. Our estimates of market participant net cash flows considered historical and projected pricing, remaining developmental effort, operational performance including company-specific synergies, aftermarket retention, product life cycles, material and labor pricing, and other relevant customer, contractual and market factors. Where appropriate, the net cash flows are adjusted to reflect the uncertainties associated with the underlying assumptions, as well as the risk profile of the net cash flows utilized in the valuation. The adjusted future cash flows are then discounted to present value using an appropriate discount rate. Projected cash flow is discounted at a required rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The market approach is a valuation technique that uses prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities, or a group of assets and liabilities. Valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used, as appropriate, for property, plant and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost, less an allowance for loss in value due to depreciation.

The preliminary purchase price allocation resulted in the recognition of $2.8 billion of goodwill, all of which is expected to be amortizable for tax purposes. All of the goodwill was assigned to our MST business segment. The goodwill recognized is attributable to expected revenue synergies generated by the integration of our products and technologies with those of Sikorsky, cost synergies resulting from the consolidation or elimination of certain functions, and intangible assets that do not qualify for separate recognition, such as the assembled workforce of Sikorsky.

Determining the fair value of assets acquired and liabilities assumed requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates and discount rates. The cash flows employed in the discounted cash flow analyses are based on our best estimate of future sales, earnings and cash flows after considering factors such as general market conditions, customer budgets, existing firm orders, expected future orders, contracts with suppliers, labor agreements, changes in working capital, long term business plans and recent operating performance. Use of different estimates and judgments could yield different results.

Supplemental Pro Forma Financial Information

Sikorsky’s financial results have been included in our consolidated financial results for the periods subsequent to the November 6, 2015 acquisition date. The following table presents summarized unaudited pro forma financial information as if Sikorsky had been included in our financial results for the quarter ended March 29, 2015

(in millions):

Quarter Ended March 29, 2015
Net sales	$ 11,344
Net earnings	842
Basic earnings per common share	2.67
Diluted earnings per common share	2.63

The unaudited supplemental pro forma financial data above have been calculated after applying our accounting policies and adjusting the historical results of Sikorsky with pro forma adjustments, net of tax, that assume the acquisition occurred on January 1, 2014. Significant pro forma adjustments include the recognition of additional amortization expense related to acquired intangible assets and additional interest expense related to the debt used to finance most of the Sikorsky purchase price. These adjustments assume the Sikorsky acquisition and debt issued to finance most of the purchase price occurred on January 1, 2014. The adjustments include amortization expense of $36 million and interest expense of $43 million during the quarter ended March 29, 2015. The increase in interest expense is the result of the debt issued to finance most of the Sikorsky purchase price.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

The unaudited supplemental pro forma financial information does not reflect the realization of any expected ongoing revenue or cost synergies relating to the integration of the two companies. Further, the pro forma data should not be considered indicative of the results that would have occurred if the acquisition, related financing and the associated notes issuance and repayment of the 364-day credit facility had been consummated on January 1, 2014, nor are they indicative of future results.

IS&GS Divestiture

On January 26, 2016, we entered into definitive agreements to separate and combine our IS&GS business segment with Leidos in a tax-efficient Reverse Morris Trust transaction. As part of the transaction, we will receive a $1.8 billion one-time special cash payment. The cash payment is subject to adjustment and could be less or more than anticipated due to variances in working capital. Additionally, our stockholders will receive approximately 50.5 percent of the outstanding equity of Leidos on a fully diluted basis (approximately 77 million shares) with an estimated value of $3.2 billion based on the average trading price of Leidos’ common stock during a period immediately prior to the January 26, 2016 announcement, adjusted for the special dividend of $1.0 billion to be paid by Leidos to its shareholders, and approximately 77 million shares of Leidos common stock being issued in the merger. However, the actual value of the stock to be received by our stockholders will depend on the value of such shares at the time of closing of the transaction, and our stockholders may receive more or less than the anticipated value. At our election, the distribution may be effected by means of a pro rata dividend in a spin-off transaction or in an exchange offer for outstanding Lockheed Martin shares in a split-off transaction. The transaction structure, which is subject to market conditions, is currently contemplated to be a split-off transaction resulting in a decrease in our outstanding common shares and a significant book gain at closing. In a split-off transaction, only those stockholders that elect to participate will receive Leidos shares in the merger transaction, provided that, if the exchange offer is not fully subscribed, we will spin off the remaining shares pro rata to all shares not tendered, and those shares will also be converted into Leidos stock in the merger. The value of the shares of Leidos stock to be received and the value of our stock at the time of the split-off will also impact the number of any shares of our stock retired in the split-off and the amount of any book gain. Although the transaction structure is currently contemplated to be a split-off transaction, there is no assurance that the transaction will be structured as a split-off transaction or that it will result in a reduction in our shares or a gain at closing. The transaction is subject to approval by Leidos’ stockholders of the issuance of the Leidos shares in the merger and the satisfaction of customary closing conditions, including regulatory approvals, the absence of a material adverse change with respect to each of IS&GS and Leidos, the receipt of solvency opinions and opinions of tax counsel. On March 29, 2016, the review period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in the U.S. expired, satisfying one of the necessary closing conditions. The transaction remains subject to regulatory review in the United Kingdom. The transaction is expected to close in the third or fourth quarter of 2016.

NOTE 4 – GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by segment were as follows (in millions):

	Aeronautics	IS&GS	MFC	MST	Space Systems	Total
Balance at December 31, 2015	$ 171	$ 2,881	$ 2,198	$ 6,738	$ 1,588	$ 13,576
Foreign currency translation	—	(6)	(3)	16	—	7
Balance at March 27, 2016	$ 171	$ 2,875	$ 2,195	$ 6,754	$ 1,588	$ 13,583

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Acquired intangible assets consisted of the following (in millions):

	March 27, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived:
Customer programs	$3,099	$(91)	$3,008	$3,127	$(38)	$3,089
Customer relationships	309	(174)	135	309	(166)	143
Other	171	(98)	73	171	(90)	81
Total finite-lived intangibles	3,579	(363)	3,216	3,607	(294)	3,313
Indefinite Lived:
Trademarks	905	-	905	834	-	834
Total acquired intangibles	$4,484	$(363)	$4,121	$4,441	$(294)	$4,147

Acquired finite-lived intangible assets are amortized to expense over the following estimated useful lives: customer programs from nine to 20 years, customer relationships from four to 10 years, other intangible assets from two to 10 years. During the quarter ended March 27, 2016, we continued to obtain information and refine the appraisals of the fair values of intangible assets related to the Sikorsky acquisition.  For further details on changes in intangible asset values see Note 3.

Amortization expense for acquired finite-lived intangible assets was $69 million and $22 million for the quarters ended March 27, 2016 and March 29, 2015, respectively. Estimated future amortization expense is as follows: $211 million remaining in 2016; $262 million in 2017; $248 million in 2018; $243 million in 2019; $236 million in 2020; $232 million in 2021 and $1.8 billion thereafter. Our estimates of amortization expense for finite-lived intangible assets are subject to change, pending the final determination of the fair value of intangible assets acquired in connection with the Sikorsky acquisition (See Note 3).

NOTE 5 – INFORMATION ON BUSINESS SEGMENTS

We operate in five business segments: Aeronautics, Information Systems & Global Solutions (IS&GS), Missiles and Fire Control (MFC), MST and Space Systems. We organize our business segments based on the nature of the products and services offered. The results of our MST business segment include the operations of Sikorsky since its November 6, 2015 acquisition date. Accordingly, the results of Sikorsky operations are included in the results of our MST business segment for the quarter ended March 27, 2016 but not for the quarter ended March 29, 2015.

Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation. Operating profit of our business segments includes our share of earnings or losses from equity method investees as the operating activities of the equity method investees are closely aligned with the operations of our business segments. United Launch Alliance (ULA), which is part of our Space Systems business segment, is our primary equity method investee. Operating profit of our business segments excludes the FAS/CAS pension adjustment described below; expense for stock-based compensation; the effects of items not considered part of management’s evaluation of segment operating performance, such as charges related to goodwill impairments and significant severance actions; gains or losses from divestitures; the effects of certain legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. See Note 10 (under the caption “Changes in Estimates”) for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.

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

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended
	March 27, 2016	March 29, 2015
Net sales
Aeronautics	$3,799	$3,134
Information Systems & Global Solutions	1,334	1,390
Missiles and Fire Control	1,434	1,383
Mission Systems and Training	3,004	1,979
Space Systems	2,131	2,225
Total net sales	$11,702	$10,111

Operating profit
Aeronautics	$420	$371
Information Systems & Global Solutions	109	145
Missiles and Fire Control	221	286
Mission Systems and Training	229	180
Space Systems	244	324
Total business segment operating profit	1,223	1,306
Unallocated items
FAS/CAS pension adjustment
FAS pension expense	(254)	(284)
Less: CAS pension cost	500	403
FAS/CAS pension adjustment	246	119
Stock-based compensation	(44)	(40)
Severance charges	(99)	—
Other, net	(29)	(29)
Total unallocated items	74	50
Total consolidated operating profit	$1,297	$1,356

Intersegment sales
Aeronautics	$35	$20
Information Systems & Global Solutions	24	2
Missiles and Fire Control	75	74
Mission Systems and Training	445	319
Space Systems	33	33
Total intersegment sales	$612	$448

Total assets for each of our business segments were as follows (in millions):

	March 27, 2016	December 31, 2015
Assets
Aeronautics	$7,070	$6,618
Information Systems & Global Solutions	4,112	4,206
Missiles and Fire Control	4,038	4,027
Mission Systems and Training	19,187	19,187
Space Systems	5,031	4,861
Total business segment assets	39,438	38,899
Corporate assets (a)	10,720	10,229
Total assets	$50,158	$49,128

(a)	Corporate assets primarily include cash and cash equivalents, deferred income taxes, environmental receivables and investments held in a separate trust to fund certain of our non-qualified deferred compensation plans.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented approximately 20% and 19% of our total consolidated net sales in the quarters ended March 27, 2016 and March 29, 2015, respectively.

NOTE 6 – INVENTORIES, NET

Inventories, net consisted of the following (in millions):

	March 27, 2016	December 31, 2015
Work-in-process, primarily related to long-term contracts and programs in progress	$8,801	$8,199
Less: customer advances and progress payments	(5,152)	(5,035)
	3,649	3,164
Other inventories	1,574	1,798
Total inventories, net	$5,223	$4,962

NOTE 7 – POSTRETIREMENT BENEFIT PLANS

Our pretax net periodic benefit cost related to our qualified defined benefit pension plans and retiree medical and life insurance plans consisted of the following (in millions):

	Quarters Ended
	March 27, 2016	March 29, 2015
Qualified defined benefit pension plans
Service cost	$212	$217
Interest cost	465	448
Expected return on plan assets	(667)	(684)
Recognized net actuarial losses	340	400
Amortization of net prior service credits	(96)	(97)
Total net periodic benefit cost	$254	$284
Retiree medical and life insurance plans
Service cost	$6	$5
Interest cost	30	28
Expected return on plan assets	(34)	(37)
Recognized net actuarial losses	8	11
Amortization of net prior service costs	5	1
Total net periodic benefit cost	$15	$8

The recognized net actuarial losses and the amortization of net prior service (credits) costs in the table above, as well as similar amounts related to our other postretirement benefit plans ($11 million during the quarter ended March 27, 2016 and $13 million during the quarter ended March 29, 2015), include amounts that were reclassified from accumulated other comprehensive loss (AOCL) and recorded as a component of net periodic benefit cost for the periods presented. These costs totaled $173 million (net of $95 million of tax expense) during the quarter ended March 27, 2016 and $212 million (net of $116 million of tax expense) during the quarter ended March 29, 2015, which were recorded on our Statements of Comprehensive Income as an increase to other comprehensive income.

The funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006 (PPA), and in a manner consistent with CAS and Internal Revenue Code rules. There were no contributions to our heritage qualified defined benefit pension plans during the quarters ended March 27, 2016 and March 29, 2015. We do not plan to make contributions to our heritage pension plans in 2016 or 2017 because none are required using current assumptions, including anticipated investment returns on plan assets.

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

Legal Proceedings

When we acquired Sikorsky, we assumed responsibility for a civil False Claims Act lawsuit filed by the U.S. Government in October 2014 in the U.S. District Court for the Eastern District of Wisconsin. The Government’s complaint asserts numerous claims for violations of the False Claims Act, breach of contract, and unjust enrichment. The Government alleges that Sikorsky and two of its wholly-owned subsidiaries, Derco Aerospace (Derco) and Sikorsky Support Services, Inc. (SSSI), violated the civil False Claims Act in connection with a contract the U.S. Navy awarded to SSSI in June 2006 to support the Navy’s T-34 and T-44 fixed-wing turboprop training aircraft. SSSI subcontracted with Derco primarily to procure and manage spare parts for the training aircraft. The Government alleges that SSSI overbilled the Navy because Derco added profit and overhead costs to the price of the spare parts Derco procured and then sold to SSSI. The Government also contends that SSSI submitted false Certificates of Final Indirect Costs in the years 2006 through 2012.

In a late April 2015 court filing, the Government disclosed that it seeks damages of approximately $45 million, subject to trebling, plus statutory penalties of approximately $13 million, all totaling approximately $148 million. We believe that we have legal and factual defenses to the Government’s claims. Although we continue to evaluate our liability and exposure, we do not currently believe it probable that we will incur a material loss. If, contrary to our expectations, the Government prevails in this matter and proves damages at the high end of the range sought and is successful in having these trebled, the outcome could have an adverse effect on our results of operations in the period in which a liability is recognized and on our cash flows for the period in which damages are paid.

The U.S. Department of Justice (DOJ) informed us on February 4, 2016, that it has closed the related criminal investigation with no action against the corporate entities or individuals. Sikorsky and its subsidiaries cooperated fully with the investigation since learning about it in a July 13, 2015, letter from DOJ.

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

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

While we are unable to estimate the cost of another contractor completing the contract and the costs of re-procurement, we note that our contract with the MTA had a total value of $323 million, of which $241 million was paid to us, and that the MTA is seeking damages of approximately $190 million. We dispute the MTA’s allegations and are defending against them. Additionally, following an investigation, our sureties on a performance bond related to this matter, who were represented by independent counsel, concluded that the MTA’s termination of the contract was improper. Finally, our declaratory judgment action was later amended to include claims for monetary damages against the MTA of approximately $95 million. This matter was taken under submission by the District Court in December 2014, after a five-week bench trial and the filing of post-trial pleadings by the parties. We expect a decision in 2016.

We have settled two previously disclosed lawsuits, United States ex rel. Natural Resources Defense Council, et al., v. Lockheed Martin Corporation, et al., and United States ex rel. John D. Tillson v. Lockheed Martin Energy Systems, Inc., et al. The relators filed the lawsuits in 1999 under the civil qui tam provisions of the False Claims Act in the U.S. District Court for the Western District of Kentucky, and DOJ filed complaints in partial intervention on August 28, 2003. Pursuant to the terms of the settlement agreement executed by all parties on February 26, 2016, we paid $5 million, of which $4 million was allocated to the False Claims Act allegations and assessed against all Defendants, including the Corporation and its predecessor, Martin Marietta Corporation; wholly-owned subsidiary Lockheed Martin Energy Systems, Inc., and its predecessor, Martin Marietta Energy Systems, Inc.; and wholly-owned subsidiary Lockheed Martin Utility Services, Inc., and its predecessor Martin Marietta Utility Services, Inc.; $500,000 was allocated to Resource Conservation and Recovery Act (RCRA) civil penalties assessed against Lockheed Martin Energy Systems, Inc.; and $500,000 was allocated to RCRA civil penalties assessed against Lockheed Martin Utility Services, Inc. We believe we had substantial defenses to all of the allegations but settled the cases to avoid the costs of further litigation of this matter, which was ongoing for more than sixteen years. We admitted to no liability or wrongdoing in resolving the matter.

Environmental Matters

We are involved in environmental proceedings and potential proceedings relating to soil, sediment and groundwater contamination, disposal of hazardous waste and other environmental matters at several of our current or former facilities or at third-party sites where we have been designated as a potentially responsible party (PRP). A substantial portion of environmental costs will be included in our net sales and cost of sales in future periods pursuant to U.S. Government regulations. At the time a liability is recorded for future environmental costs, we record a receivable for estimated future recovery considered probable through the pricing of products and services to agencies of the U.S. Government, regardless of the contract form (e.g., cost-reimbursable, fixed-price). We continuously evaluate the recoverability of our environmental receivables by assessing, among other factors, U.S. Government regulations, our U.S. Government business base and contract mix and our history of receiving reimbursement of such costs. We include the portion of those environmental costs expected to be allocated to our non-U.S. Government contracts, or that is determined to not be recoverable under U.S. Government contracts, in our cost of sales at the time the liability is established.

At March 27, 2016 and December 31, 2015, the aggregate amount of liabilities recorded relative to environmental matters was $991 million and $1.0 billion, most of which are recorded in other noncurrent liabilities on our Balance Sheets. We have recorded receivables totaling $849 million and $858 million at March 27, 2016 and December 31, 2015, most of which are recorded in other noncurrent assets on our Balance Sheets, for the estimated future recovery of these costs, as we consider the recovery probable based on the factors previously mentioned. We project costs and recovery of costs over approximately 20 years.

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

In addition, California is reevaluating its existing drinking water standard with respect to a second contaminant, perchlorate, and the U.S. Environmental Protection Agency (U.S. EPA) is also considering whether to regulate perchlorate and hexavalent chromium in drinking water. In February 2016, the Natural Resources Defense Council filed suit in federal court in New York against the U.S. EPA to compel the U.S. EPA to set an enforceable drinking water standard for perchlorate. If a substantially lower standard is adopted, in either California or at the federal level, for perchlorate, or if the U.S. EPA were to adopt a standard for hexavalent chromium lower than 10 ppb, we expect a material increase in our estimates for environmental liabilities and the related assets for the portion of the increased costs that are probable of future recovery in the pricing of our products and services for the U.S. Government. The amount that would be allocable to our non-U.S. Government contracts or that is determined to not be recoverable under U.S. Government contracts would be expensed, which may have a material effect on our earnings in any particular interim reporting period.

Letters of Credit, Surety Bonds and Third-Party Guarantees

We have entered into standby letters of credit, surety bonds and third-party guarantees with financial institutions and other third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as venture partners. We had total outstanding letters of credit, surety bonds and third-party guarantees aggregating $3.7 billion and $3.8 billion at March 27, 2016 and December 31, 2015. Third-party guarantees do not include guarantees of subsidiaries and other consolidated entities.

At March 27, 2016 and December 31, 2015, third-party guarantees totaled $669 million and $678 million, of which approximately 79% related to guarantees of contractual performance of ventures to which we currently are or previously were a party. This amount represents our estimate of the maximum amount we would expect to incur upon the contractual non-performance of the venture partners. In addition, we generally have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a venture partner. We believe our current and former venture partners will be able to perform their obligations, as they have done through March 27, 2016, and that it will not be necessary to make payments under the third-party guarantees. In determining our exposures, we evaluate the reputation, performance on contractual obligations, technical capabilities and credit quality of our current and former venture partners. There were no material amounts recorded in our financial statements related to third-party guarantees.

United Launch Alliance

In connection with our 50% ownership interest of ULA, we and The Boeing Company (Boeing) are required to provide ULA an additional capital contribution if ULA is unable to make required payments under its inventory supply agreement with Boeing. As of March 27, 2016, ULA’s total remaining obligation to Boeing under the inventory supply agreement was $120 million. The parties have agreed to defer the remaining payment obligation, as it is more than offset by other commitments to ULA. Accordingly, we do not expect to be required to make a capital contribution to ULA under this agreement.

In addition, both we and Boeing have cross-indemnified each other for guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through March 27, 2016, and that it will not be necessary to make payments under the cross-indemnities or guarantees.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

NOTE 9 – FAIR VALUE MEASUREMENTS

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	March 27, 2016			December 31, 2015
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Equity securities	$87	$87	$—	$89	$89	$—
Mutual funds	702	702	—	745	745	—
U.S. Government securities	126	—	126	119	—	119
Other securities	153	—	153	147	—	147
Derivatives	29	—	29	15	—	15
Liabilities
Derivatives	31	—	31	35	—	35

Substantially all assets measured at fair value, other than derivatives, represent investments classified as trading securities held in a separate trust to fund certain of our non-qualified deferred compensation plans and are recorded in other noncurrent assets on our Balance Sheets. The fair values of equity securities and mutual funds are determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. The fair values of U.S. Government and other securities are determined using pricing models that use observable inputs (e.g., interest rates and yield curves observable at commonly quoted intervals), bids provided by brokers or dealers or quoted prices of securities with similar characteristics. The fair values of derivative instruments, which consist of foreign currency exchange forward and interest rate swap contracts, primarily are determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates, credit spreads and foreign currency exchange rates. We did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the quarter ended March 27, 2016.

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

The aggregate notional amount of our outstanding interest rate swaps at both March 27, 2016 and December 31, 2015 was $1.5 billion. The aggregate notional amount of our outstanding foreign currency hedges at March 27, 2016 and December 31, 2015 was $4.6 billion and $4.1 billion. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters ended March 27, 2016 and March 29, 2015, respectively. Substantially all of our derivatives are designated for hedge accounting.

In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $17.2 billion and $16.5 billion at March 27, 2016 and December 31, 2015 and the outstanding principal amount was $16.2 billion at both March 27, 2016 and December 31, 2015, excluding unamortized discounts and deferred financing costs of $1.0 billion at both March 27, 2016 and December 31, 2015. The estimated fair values of our outstanding debt were determined based on quoted prices for similar instruments in active markets (Level 2).

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

NOTE 10 – OTHER

Changes in Estimates

Accounting for contracts using the percentage-of-completion method requires judgment relative to assessing risks, estimating contract sales and costs (including estimating award and incentive fees and penalties related to performance) and making assumptions for schedule and technical issues. Due to the number of years it may take to complete many of our contracts and the scope and nature of the work required to be performed on those contracts, the estimation of total sales and costs at completion is complicated and subject to many variables and, accordingly is subject to change. When adjustments in estimated total contract sales or estimated total costs are required, any changes from prior estimates are recognized in the current period for the inception-to-date effect of such changes. When estimates of total costs to be incurred on a contract exceed estimates of total sales to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.

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

Comparability of our segment sales, operating profit and operating margin may be impacted favorably or unfavorably by changes in profit booking rates on our contracts accounted for using the percentage-of-completion method of accounting. Increases in the profit booking rates, typically referred to as risk retirements, usually relate to revisions in the estimated total costs that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate resulting in an increase in the estimated total costs to complete and a reduction in the profit booking rate. Increases or decreases in profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Segment operating profit and margins may also be impacted favorably or unfavorably by other items. Favorable items may include the positive resolution of contractual matters, cost recoveries on restructuring charges, insurance recoveries and gains on sales of assets. Unfavorable items may include the adverse resolution of contractual matters; restructuring charges, except for significant severance actions which are excluded from segment operating results; reserves for disputes; asset impairments; and losses on sales of assets.

We have a contract to provide an integrated air and missile defense system to an international customer. In the quarter ended March 29, 2015, we revised our estimated costs to complete the program as a consequence of performance issues and recorded a reserve of $70 million. Since that time, we have continued to experience issues related to customer requirements and the implementation of this contract and have periodically accrued additional reserves. Consequently, we are re-evaluating the scope, estimated costs, and viability of the program. Depending on the outcome of this re-evaluation, it is possible that we may have to record additional loss reserves in future periods, which could be material to our operating results. However, as this re-evaluation is in process and will include further discussions with our customer, we cannot make an estimate of the total expected costs at this time due to uncertainties inherent in the estimation process.

Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit by approximately $405 million and $490 million in the quarters ended March 27, 2016 and March 29, 2015, respectively. These adjustments increased net earnings by approximately $265 million ($0.86 per share) and $320 million ($1.00 per share) in the quarters ended March 27, 2016 and March 29, 2015, respectively.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Restructuring Charges

2016 Actions

During the quarter ended March 27, 2016, we recorded severance charges totaling approximately $99 million, of which $80 million related to our Aeronautics business segment and $19 million related to our IS&GS business segment. The charges consisted of severance costs associated with the planned elimination of certain positions through either voluntary or involuntary actions. Upon separation, terminated employees will receive lump-sum severance payments primarily based on years of service, the majority of which are expected to be paid by the end of 2016.

2015 Actions

During the third and fourth quarters of 2015, we recorded severance charges totaling $102 million, of which $67 million related to our MST business segment and $35 million related to our IS&GS business segment (prior to our fourth quarter 2015 program realignment). The charges consisted of severance costs associated with the planned elimination of certain positions through either voluntary or involuntary actions. Upon separation, terminated employees will receive lump-sum severance payments primarily based on years of service, the majority of which are expected to be paid over the next several quarters. As of March 27, 2016, we have paid approximately $32 million in severance payments associated with these actions, of which approximately $14 million was paid in the quarter ended March 27, 2016.

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

Income Taxes

Our effective income tax rates were 29.9% and 30.6% during the quarters ended March 27, 2016 and March 29, 2015, respectively. The rates for both periods benefited from tax deductions for U.S. manufacturing activities and for dividends paid to our defined contribution plans with an employee stock ownership plan feature. The rate in the quarter ended March 27, 2016 benefited from the research and development tax credit, which was permanently extended and reinstated in the fourth quarter of 2015.

February 2015 Debt Issuance

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

Stockholders’ Equity

Repurchases of Common Stock

During the quarter ended March 27, 2016, we repurchased 2.4 million shares of our common stock for $501 million. The total remaining authorization for future common share repurchases under our share repurchase program was $3.1 billion as of March 27, 2016. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Dividends

We declared cash dividends totaling $512 million ($1.65 per share) and $477 million ($1.50 per share) during the quarters ended March 27, 2016 and March 29, 2015, respectively.

Restricted Stock Unit Grants

In January 2016, we granted certain employees approximately 0.7 million restricted stock units (RSUs) with a grant-date fair value of $206.41 per RSU. The grant-date fair value of these RSUs is equal to the closing market price of our common stock on the grant date less a discount to reflect the delay in payment of dividend-equivalent cash payments that are made only upon vesting, which is generally three years from the grant date. We recognize the grant-date fair value of RSUs, less estimated forfeitures, as compensation expense ratably over the requisite service period, which is shorter than the vesting period if the employee is retirement eligible on the date of grant or will become retirement eligible before the end of the vesting period.

Accumulated Other Comprehensive Loss

Changes in the balance of AOCL, net of tax, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL
Balance at December 31, 2014	$(11,813)	$(57)	$(11,870)
Other comprehensive loss before reclassifications	—	(54)	(54)
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	277	—	277
Amortization of net prior service credits (a)	(65)	—	(65)
Other	—	(3)	(3)
Total reclassified from AOCL	212	(3)	209
Total other comprehensive income (loss)	212	(57)	155
Balance at March 29, 2015	$(11,601)	$(114)	$(11,715)

Balance at December 31, 2015	$(11,314)	$(130)	$(11,444)
Other comprehensive loss before reclassifications	—	15	15
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	234	—	234
Amortization of net prior service credits (a)	(61)	—	(61)
Other	—	2	2
Total reclassified from AOCL	173	2	175
Total other comprehensive income (loss)	173	17	190
Balance at March 27, 2016	$(11,141)	$(113)	$(11,254)

(a)	Reclassifications from AOCL related to our postretirement benefit plans were recorded as a component of net periodic benefit cost for each period presented (Note 7).

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard that will change the way we recognize revenue and significantly expand the disclosure requirements for revenue arrangements. In July 2015, the FASB approved a one-year deferral of the effective date of the standard to 2018 for public companies, with an option that would permit companies to adopt the standard in 2017. Early adoption prior to 2017 is not permitted. The new standard may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained earnings at the effective date for existing contracts with remaining performance obligations. We are currently evaluating the methods of adoption allowed by the new standard and the effect the standard is expected to have on our consolidated financial statements and related disclosures. As the new standard will supersede substantially all existing revenue guidance affecting us under GAAP, it could impact revenue and cost recognition on thousands of contracts across all our business segments, in addition to our business processes and our information technology systems. As a result, our evaluation of the effect of the new standard will extend over future periods.

In February 2016, the FASB issued a new standard that increases transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements for both lessees and lessors. The standard is effective January 1, 2019 for public companies, with early adoption permitted. The standard will be applied using a modified retrospective approach to the beginning of the earliest period presented in the financial statements. We are currently evaluating when we will adopt the standard and the expected impact to our consolidated financial statements and related disclosures.

In March 2016, the FASB issued a new standard that simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective January 1, 2017 for public companies, with early adoption permitted. We are currently evaluating when we will adopt the standard and the expected impact to our consolidated financial statements and related disclosures.

In September 2015, the FASB issued a new standard that simplifies the accounting for adjustments made to preliminary amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. Instead, adjustments will be recognized in the period in which the adjustments are determined, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. We adopted the standard on January 1, 2016 and are prospectively applying the standard to business combination adjustments identified after the date of adoption.

In November 2015, the FASB issued a new standard that simplifies the presentation of deferred income taxes and requires that deferred tax assets and liabilities, as well as any related valuation allowance, be classified as noncurrent in our consolidated balance sheets. We applied the provisions of the standard retrospectively and reclassified approximately $1.6 billion from current to noncurrent assets and approximately $140 million from current to noncurrent liabilities in our consolidated balance sheet as of December 31, 2015.

Review Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm

Board of Directors

Lockheed Martin Corporation

We have reviewed the consolidated balance sheet of Lockheed Martin Corporation as of March 27, 2016, and the related consolidated statements of earnings, comprehensive income, cash flows, and stockholders’ equity for the quarters ended March 27, 2016 and March 29, 2015. These financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lockheed Martin Corporation as of December 31, 2015, and the related consolidated statements of earnings, comprehensive income, cash flows, and stockholders’ equity for the year then ended (not presented herein), and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 24, 2016. In our opinion, the accompanying consolidated balance sheet as of December 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

McLean, Virginia

April 27, 2016

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

The following discussion is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and with our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K).

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

	Quarters Ended

	March 27, 2016	March 29, 2015

Net sales	$ 11,702	$ 10,111
Cost of sales	(10,467)	(8,848)

Gross profit	1,235	1,263
Other income, net	62	93

Operating profit	1,297	1,356
Interest expense	(164)	(93)
Other non-operating income, net	1	3

Earnings before income taxes	1,134	1,266
Income tax expense	(340)	(388)

Net earnings	794	878

Diluted earnings per common share	$ 2.58	$ 2.74

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

Net Sales

We generate sales from the delivery of products and services to our customers. Product sales are predominantly generated in our Aeronautics, MFC, MST and Space Systems business segments and most of our service sales are generated in our IS&GS and MST business segments. Our consolidated net sales were as follows (in millions):

Quarters Ended

	March 27, 2016	March 29, 2015

Products	$ 8,944	$ 7,853
Services	2,758	2,258

Total net sales	$ 11,702	$ 10,111

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

Product Sales

Our product sales represented 76% of our total net sales during the quarter ended March 27, 2016 and 78% of total net sales during the quarter ended March 29, 2015. Product sales increased $1.1 billion, or 14%, in the quarter ended March 27, 2016 compared to the same period in 2015, primarily due to increased product sales of about $740 million at MST and $470 million at Aeronautics, partially offset by decreased products sales of about $80 million at Space Systems. The increase in product sales at MST is attributable to sales from Sikorsky which was acquired in the fourth quarter of 2015. The increase at Aeronautics was primarily attributable to higher sales for the F-35 program due to increased volume and increased aircraft deliveries (C-130 and C-5 programs). The decrease in product sales at Space Systems was primarily attributable to decreased volume for government satellite programs, partially offset by increased volume for the Orion program.

Service Sales

Our service sales represented 24% of our total net sales during the quarter ended March 27, 2016 and 22% of total net sales during the quarter ended March 29, 2015. Service sales increased $500 million, or 22%, in the quarter ended March 27, 2016 compared to the same period in 2015. The increase in service sales is primarily due to increased sales of about $285 million at MST attributable to sales from Sikorsky which was acquired in the fourth quarter of 2015 and increased sales of $200 million at Aeronautics, primarily attributable to increased sustainment activities for the F-35 program.

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

	Quarters Ended

	March 27, 2016	March 29, 2015

Cost of sales - products	$ (8,092)	$ (6,951)
% of product sales	90.5%	88.5%
Cost of sales - services	(2,463)	(1,951)
% of service sales	89.3%	86.4%
Severance charges	(99)	—
Other unallocated, net	187	54

Total cost of sales	$ (10,467)	$ (8,848)

The following discussion of material changes in our consolidated cost of sales for products and services should be read in tandem with the preceding discussion of changes in our consolidated net sales and our business segment results of operations. We have not identified any developing trends in cost of sales for products and services that would have a material impact on our future operations.

Product Costs

Product costs increased $1.1 billion, or 16%, during the quarter ended March 27, 2016 compared to the same period in 2015, primarily due to increased product costs of about $705 million at MST and $430 million at Aeronautics. The increase at MST is primarily attributable to operating costs generated by Sikorsky, which was acquired in the fourth quarter of 2015. The increase at Aeronautics is primarily attributable to increased volume for the F-35 program and increased aircraft deliveries (C-130 and C-5 programs).

Service Costs

Service costs increased $512 million, or 26%, during the quarter ended March 27, 2016 compared to the same period in 2015, primarily due to increased service costs of $270 million at MST and $180 million at Aeronautics. The increase at MST is primarily attributable to operating costs generated by Sikorsky, which was acquired in the fourth quarter of 2015. The increase at Aeronautics is primarily attributable to increased sustainment activities for the F-35 program.

Severance Charges

During the quarter ended March 27, 2016, we recorded severance charges totaling approximately $99 million, of which $80 million related to our Aeronautics business segment and $19 million related to our IS&GS business segment. The charges consisted of severance costs associated with the planned elimination of certain positions through either voluntary or involuntary actions. Upon separation, terminated employees will receive lump-sum severance payments primarily based on years of service, the majority of which are expected to be paid by the end of 2016.

Other Unallocated, Net

Other unallocated, net primarily includes the FAS/CAS pension adjustment as described in the “Business Segment Results of Operations” section below, stock-based compensation and other corporate costs. These items are not allocated to the business segments and, therefore, are excluded from the cost of sales for products and services. Other unallocated, net was $187 million and $54 million of income during the quarters ended March 27, 2016 and March 29, 2015, respectively.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

The increase was primarily attributable to the increase in the FAS/CAS pension adjustment, partially offset by fluctuations in other costs associated with various corporate items, none of which were individually significant. The increase in the FAS/CAS pension adjustment was primarily attributable to higher CAS pension costs during the quarter ended March 27, 2016 resulting from the phase in of CAS harmonization rules, as disclosed in our 2015 Form 10-K.

Other Income, Net

Other income, net primarily includes our share of earnings or losses from equity method investees. During the quarter ended March 27, 2016, other income, net was $62 million, compared to $93 million in the same period in 2015. The decrease was primarily attributable to lower earnings generated by equity method investees, as discussed in the “Business Segment Results of Operations” section below.

Interest Expense

Interest expense was $164 million during the quarter ended March 27, 2016, compared to $93 million in the same period in 2015. The increase was primarily due to interest from the issuance of $7.0 billion of long-term debt in the fourth quarter of 2015 and $2.25 billion of long-term debt in February of 2015 (See “Financial Condition – Capital Resources”) below.

Other Non-Operating Income, Net

Other non-operating income, net was $1 million during the quarter ended March 27, 2016, compared to $3 million in the same period in 2015.

Income Tax Expense

Our effective income tax rates were 29.9% and 30.6% during the quarters ended March 27, 2016 and March 29, 2015, respectively. The rates for both periods benefited from tax deductions for U.S. manufacturing activities and for dividends paid to our defined contribution plans with an employee stock ownership plan feature. The rate in the quarter ended March 27, 2016 also benefited from the research and development tax credit, which was permanently extended and reinstated in the fourth quarter of 2015.

Future changes in tax law could significantly impact our provision for income taxes, the amount of taxes payable, and our deferred tax asset and liability balances. Recent proposals to lower the U.S. corporate income tax rate would require us to reduce our net deferred tax assets upon enactment of new tax legislation, with a corresponding material, one-time, non-cash increase in income tax expense, but our income tax expense and payments would be materially reduced in subsequent years. Our net deferred tax assets were $5.9 billion at both March 27, 2016 and December 31, 2015, based on a 35% Federal statutory income tax rate, and primarily relate to our postretirement benefit plans. If legislation reducing the Federal statutory income tax rate to 25% had been enacted at March 27, 2016, our net deferred tax assets would have been reduced by $1.7 billion and we would have recorded a corresponding one-time, non-cash increase in income tax expense of $1.7 billion. This additional expense would be less if the legislation phased in the tax rate reduction or if the final rate was higher than 25%. The amount of net deferred tax assets will change periodically based on several factors, including the measurement of our postretirement benefit plan obligations and actual cash contributions to our postretirement benefit plans.

Net Earnings

We reported net earnings of $794 million ($2.58 per share) during the quarter ended March 27, 2016, compared to $878 million ($2.74 per share) during the quarter ended March 29, 2015. Both net earnings and earnings per share were affected by the factors mentioned above.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

BUSINESS SEGMENT RESULTS OF OPERATIONS

We operate in five business segments: Aeronautics, IS&GS, MFC, MST and Space Systems. We organize our business segments based on the nature of the products and services offered. During the fourth quarter of 2015, we realigned certain programs among our business segments in connection with a strategic review of our government information technology (IT) and technical services businesses. The amounts, discussion and presentation of our business segments for all periods presented in these consolidated financial statements have been reclassified to reflect the program realignment. Additionally, the results of our MST business segment include the operations of Sikorsky since its November 6, 2015 acquisition date. Accordingly, the results of Sikorsky operations are included in our business segment results of operations for the quarter ended March 27, 2016 but not for the quarter ended March 29, 2015.

Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation. Operating profit of our business segments includes our share of earnings or losses from equity method investees as the operating activities of the equity method investees are closely aligned with the operations of our business segments. United Launch Alliance (ULA), which is part of our Space Systems business segment, is our primary equity method investee. Operating profit of our business segments excludes the FAS/CAS pension adjustment described below; expense for stock-based compensation; the effects of items not considered part of management’s evaluation of segment operating performance, such as charges related to goodwill impairments and significant severance actions; gains or losses from divestitures; the effects of certain legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. See Note 10 (under the caption “Changes in Estimates”) for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended
	March 27, 2016	March 29, 2015
Net sales
Aeronautics	$3,799	$3,134
Information Systems & Global Solutions	1,334	1,390
Missiles and Fire Control	1,434	1,383
Mission Systems and Training	3,004	1,979
Space Systems	2,131	2,225
Total net sales	$11,702	$10,111

Operating profit
Aeronautics	$420	$371
Information Systems & Global Solutions	109	145
Missiles and Fire Control	221	286
Mission Systems and Training	229	180
Space Systems	244	324
Total business segment operating profit	1,223	1,306
Unallocated items
FAS/CAS pension adjustment
FAS pension expense	(254)	(284)
Less: CAS pension cost	500	403
FAS/CAS pension adjustment	246	119
Stock-based compensation	(44)	(40)
Severance charges	(99)	—
Other, net	(29)	(29)
Total unallocated items	74	50
Total consolidated operating profit	$1,297	$1,356

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

Comparability of our segment sales, operating profit and operating margin may be impacted favorably or unfavorably by changes in profit booking rates on our contracts accounted for using the percentage-of-completion method of accounting. Increases in the profit booking rates, typically referred to as risk retirements, usually relate to revisions in the estimated total costs that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate resulting in an increase in the estimated total costs to complete and a reduction in the profit booking rate. Increases or decreases in profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Segment operating profit and margins may also be impacted favorably or unfavorably by other items. Favorable items may include the positive resolution of contractual matters, cost recoveries on restructuring charges, insurance recoveries and gains on sales of assets. Unfavorable items may include the adverse resolution of contractual matters; restructuring charges, except for significant severance actions which are excluded from segment operating results; reserves for disputes; asset impairments; and losses on sales of assets. Segment operating profit and items such as risk retirements, reductions of profit booking rates or other matters are presented net of state income taxes.

We have a contract to provide an integrated air and missile defense system to an international customer. In the quarter ended March 29, 2015, we revised our estimated costs to complete the program as a consequence of performance issues and recorded a reserve of $70 million. Since that time, we have continued to experience issues related to customer requirements and the implementation of this contract and have periodically accrued additional reserves. Consequently, we are re-evaluating the scope, estimated costs, and viability of the program. Depending on the outcome of this re-evaluation, it is possible that we may have to record additional loss reserves in future periods, which could be material to our operating results. However, as this re-evaluation is in process and will include further discussions with our customer, we cannot make an estimate of the total expected costs at this time due to uncertainties inherent in the estimation process.

Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, net of state income taxes, increased segment operating profit by approximately $405 million and $490 million during the quarters ended March 27, 2016 and March 29, 2015.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Aeronautics

Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended
	March 27, 2016	March 29, 2015
Net sales	$3,799	$ 3,134
Operating profit	420	371
Operating margin	11.1%	11.8%

Aeronautics’ net sales during the quarter ended March 27, 2016 increased $665 million, or 21 percent, compared to the same period in 2015. The increase was primarily attributable to higher net sales of approximately $400 million for the F-35 program due to increased volume on aircraft production and sustainment activities; approximately $190 million for the C-130 program due to increased deliveries (six aircraft delivered in the first quarter of 2016 compared to four delivered in the same period in 2015), contract mix and sustainment activities; and approximately $80 million for the C-5 program due to increased deliveries (two aircraft delivered in the first quarter of 2016 compared to one delivered in the same period in 2015).

Aeronautics’ operating profit during the quarter ended March 27, 2016 increased $49 million, or 13 percent, compared to the same period in 2015. Operating profit increased approximately $30 million for the F-35 program due to increased volume and sustainment activities; and approximately $10 million for the C-130 program as a result of increased deliveries.

Adjustments not related to volume, including net profit booking rate adjustments, during the quarter ended March 27, 2016 were comparable to the same period in 2015.

Information Systems & Global Solutions

Summary operating results for our IS&GS business segment were as follows (in millions):

	Quarters Ended
	March 27, 2016	March 29, 2015
Net sales	$1,334	$ 1,390
Operating profit	109	145
Operating margin	8.2%	10.4%

IS&GS’ net sales during the quarter ended March 27, 2016 decreased $56 million, or 4 percent, compared to the same period in 2015. The decrease was attributable to lower net sales of approximately $65 million as a result of the wind-down or completion of certain programs to provide IT solutions to U.S. defense and intelligence agencies (including the U.S. Army Corps of Engineers (ACE) IT program); and increased competition, coupled with the fragmentation of existing large contracts into multiple smaller contracts that are awarded primarily on the basis of price when re-competed.

IS&GS’ operating profit during the quarter ended March 27, 2016 decreased $36 million, or 25 percent, compared to the same period in 2015. The decrease was attributable to lower operating profit of approximately $25 million due to development issues on a large international data center migration and consolidation program, caused by unanticipated challenges in application remediation and data center migration activities; and about $10 million due to the wind-down or completion of certain programs to provide IT solutions to U.S. defense and intelligence agencies (including ACE IT).

Adjustments not related to volume, including net profit booking rate adjustments, were $30 million lower during the quarter ended March 27, 2016 compared to the same period in 2015.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Missiles and Fire Control

Summary operating results for our MFC business segment were as follows (in millions):

	Quarters Ended
	March 27, 2016	March 29, 2015
Net sales	$ 1,434	$ 1,383
Operating profit	221	286
Operating margin	15.4%	20.7%

MFC’s net sales during the quarter ended March 27, 2016 increased $51 million, or 4 percent, compared to the same period in 2015. The increase was attributable to higher net sales of approximately $80 million for fire control programs due to increased deliveries (including LANTIRN® and SNIPER®); and approximately $50 million for tactical missiles programs due to increased deliveries (primarily Hellfire). These increases were partially offset by decreases in net sales of approximately $90 million for air and missile defense programs (primarily Patriot Advanced Capability-3 (PAC-3) due to fewer deliveries and Terminal High Altitude Area Defense due to lower volume).

MFC’s operating profit during the quarter ended March 27, 2016 decreased $65 million, or 23 percent, compared to the same period in 2015. The decrease was attributable to lower operating profit of approximately $45 million for air and missile defense programs as a result of lower risk retirements and fewer deliveries (primarily PAC-3); and approximately $15 million for fire control programs, primarily due to lower risk retirements (Apache).

Adjustments not related to volume, including net profit booking rate adjustments, were approximately $80 million lower during the quarter ended March 27, 2016 compared to the same period in 2015.

Mission Systems and Training

Summary operating results for our MST business segment were as follows (in millions):

	Quarters Ended
	March 27, 2016	March 29, 2015
Net sales	$ 3,004	$ 1,979
Operating profit	229	180
Operating margin	7.6%	9.1%

MST’s net sales during the quarter ended March 27, 2016 increased $1.0 billion, or 52 percent, compared to the same period in 2015. The increase was primarily attributable to net sales of approximately $990 million from Sikorsky, net of adjustments required to account for the acquisition of this business which occurred in the fourth quarter of 2015.

MST’s operating profit during the quarter ended March 27, 2016 increased $49 million, or 27 percent, compared to the same period in 2015. The increase was attributable to higher operating profit of approximately $60 million from undersea systems programs due primarily to a reserve in the quarter ended March 29, 2015 for performance matters on an international program; approximately $30 million for integrated warfare system and sensors programs due primarily to increased risk retirements (including Halifax Class Modernization); and approximately $30 million from training and logistics programs due primarily to higher risk retirements resulting from the favorable resolution of contract matters. These increases were partially offset by an operating loss of approximately $60 million from Sikorsky due primarily to intangible amortization and adjustments required to account for the acquisition of this business which occurred in the fourth quarter of 2015.

Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $90 million higher during the quarter ended March 27, 2016 compared to the same period in 2015.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Space Systems

Summary operating results for our Space Systems business segment were as follows (in millions):

	Quarters Ended
	March 27, 2016	March 29, 2015
Net sales	$ 2,131	$ 2,225
Operating profit	244	324
Operating margin	11.5%	14.6%

Space Systems’ net sales during the quarter ended March 27, 2016 decreased $94 million, or 4 percent, compared to the same period in 2015. The decrease was attributable to lower net sales of approximately $130 million for government satellite programs due to decreased volume (primarily Space Based Infrared System and Advanced Extremely High Frequency). This decrease was partially offset by higher net sales of approximately $40 million for the Orion program due to increased volume.

Space Systems’ operating profit during the quarter ended March 27, 2016 decreased $80 million, or 25 percent, compared to the same period in 2015. The decrease was attributable to lower operating profit of approximately $55 million for various government satellite and other programs due to decreased volume and risk retirements; and approximately $25 million due to decreased equity earnings in joint ventures.

Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $60 million lower during the quarter ended March 27, 2016 compared to the same period in 2015.

Total equity earnings recognized by Space Systems (primarily ULA) represented approximately $50 million, or 20 percent, of this business segment’s operating profit during the quarter ended March 27, 2016, compared to approximately $75 million, or 23 percent, during the quarter ended March 29, 2015.

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

We have generated strong operating cash flows, which have been the primary source of funding for our operations, capital expenditures, debt service and repayments, dividends, share repurchases and postretirement benefit plan contributions. Based on a cash deployment initiative we announced in October 2014, we plan to reduce our total outstanding share count to below 300 million shares by the end of 2017, market conditions and our fiduciary obligations permitting. The total remaining authorization for future common share repurchases under our share repurchase program was $3.1 billion as of March 27, 2016.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

We have accessed the capital markets opportunistically as we did in February 2015 when we issued $2.25 billion of long-term debt and as needed as we did in November 2015 when we issued $7.0 billion of long-term debt in connection with our acquisition of Sikorsky. We expect our cash from operations will continue to be sufficient to support our operations and anticipated capital expenditures for the foreseeable future. However, we expect to continue to issue commercial paper backed by our revolving credit facility to manage the timing of our cash flows. We expect to receive a tax-free special cash payment of approximately $1.8 billion as a result of the anticipated divestiture of our IS&GS business segment in the third or fourth quarter of 2016 that we intend to use to repay debt, pay dividends or repurchase stock, although the timing and closing of the transaction are uncertain and subject to approval by Leidos’ stockholders of the issuance of the Leidos shares in the merger and the satisfaction of customary closing conditions, including regulatory approvals, the absence of a material adverse change with respect to each of IS&GS and Leidos, the receipt of solvency opinions and opinions of tax counsel. As mentioned in the “Capital Resources” section below, we have financing resources available to fund potential cash outflows that are less predictable or more discretionary, should they occur. We also have access to credit markets, if needed, for liquidity or general corporate purposes, including, but not limited to, our revolving credit facility or the ability to issue commercial paper, and letters of credit to support customer advance payments and for other trade finance purposes such as guaranteeing our performance on particular contracts.

The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	Quarters Ended
	March 27, 2016	March 29, 2015
Cash and cash equivalents at beginning of year	$ 1,090	$ 1,446
Operating activities
Net earnings	794	878
Non-cash adjustments	439	284
Changes in working capital	(263)	(733)
Other, net	593	528
Net cash provided by operating activities	1,563	957
Net cash used for investing activities	(147)	(92)
Net cash (used for) provided by financing activities	(1,054)	1,175
Net change in cash and cash equivalents	362	2,040
Cash and cash equivalents at end of period	$ 1,452	$ 3,486

Operating Activities

Net cash provided by operating activities increased $606 million during the quarter ended March 27, 2016, compared to the same period in 2015, primarily due to a decrease in cash used for changes in working capital of $470 million from the comparable period in 2015. The change in working capital is defined as receivables and inventories less accounts payable and customer advances and amounts in excess of costs incurred. The change in working capital was largely driven by timing of payments for accounts payable and timing of cash receipts for accounts receivable and customer advances and amounts in excess of cost incurred (F-35 program). We made net income tax payments of $52 million during the quarter ended March 27, 2016, compared to $36 million during the quarter ended March 29, 2015. We made interest payments of $102 million during the quarter ended March 27, 2016, compared to $63 million during the quarter ended March 29, 2015.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Investing Activities

Net cash used for investing activities increased $55 million during the quarter ended March 27, 2016, compared to the same period in 2015 due to various activities, none of which were individually significant. Capital expenditures amounted to $151 million and $118 million during the quarters ended March 27, 2016 and March 29, 2015. The majority of our capital expenditures were for equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.

Financing Activities

Net cash used in financing activities was $1.0 billion during the quarter ended March 27, 2016, as compared to net cash provided by financing activities of $1.2 billion the same period in 2015. Net cash used in financing activities during the quarter ended March 27, 2016 was driven by share repurchases and dividend payments. Net cash provided by financing activities during the quarter ended March 29, 2015 was primarily driven by proceeds from the February 2015 debt issuance, partially offset by share repurchases and dividend payments. We paid $501 million and $604 million to repurchase 2.4 million and 3.0 million shares of our common stock during the quarters ended March 27, 2016 and March 29, 2015, respectively. During the quarter ended March 27, 2016, we paid dividends totaling $533 million ($1.65 per share). During the quarter ended March 29, 2015, we paid dividends totaling $498 million, which included our 2015 first quarter dividend ($1.50 per share) and dividend-equivalent cash payments associated with the vesting of the January 2012 restricted stock unit grants

On February 20, 2015, we received proceeds of $2.21 billion for the issuance of $2.25 billion of fixed interest-rate long-term notes.

Cash received from the issuance of our common stock in connection with employee stock option exercises during the quarters ended March 27, 2016 and March 29, 2015 totaled $28 million and $65 million, respectively. Those exercises resulted in the issuance of 0.3 million and 0.9 million shares of our common stock.

Capital Resources

At March 27, 2016, we held cash and cash equivalents of $1.5 billion. As of March 27, 2016, approximately $380 million of our cash and cash equivalents was held outside of the U.S. by our international subsidiaries. Although those balances are generally available to fund ordinary business operations without legal or other restrictions, a significant portion is not immediately available to fund U.S. operations unless repatriated. Our intention is to permanently reinvest earnings from our international subsidiaries. While we do not intend to do so, if this cash had been repatriated at March 27, 2016, the amount of additional U.S. federal income tax that would be due after considering foreign tax credits would not be significant.

Our outstanding debt, net of unamortized discounts and deferred financing costs, was $15.3 billion as of March 27, 2016 and mainly is in the form of publicly-issued notes that bear interest at fixed rates. We have scheduled debt maturities of approximately $450 million and $500 million in the second and third quarters of 2016. As of March 27, 2016, we were in compliance with all covenants contained in our debt and credit agreements. There were no material changes during the quarter ended March 27, 2016 to our contractual commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2015 Form 10-K that were outside the ordinary course of our business.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

At March 27, 2016, we had a $2.5 billion revolving credit facility (the 5-year Facility) with various banks which expires on October 9, 2020 and is available for general corporate purposes. The undrawn portion of the 5-year Facility is also available to serve as a backup facility for the issuance of commercial paper. We may request and the banks may grant, at their discretion, an increase in the borrowing capacity under the 5-year Facility of up to an additional $500 million. There were no borrowings outstanding under the 5-year Facility as of March 27, 2016.

We have agreements in place with financial institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding as of March 27, 2016. Commercial paper borrowings are supported by the 5-year Facility.

Our stockholders’ equity was $3.2 billion at March 27, 2016, an increase of $80 million from December 31, 2015. The increase was primarily attributable to net earnings of $794 million, amortization of $173 million in postretirement benefit plan expense and $109 million in stock-based awards and ESOP activity, partially offset by dividends declared of $512 million and the repurchase of 2.4 million shares for $501 million. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.

OTHER MATTERS

Status of the F-35 Program

The F-35 program consists of development contracts, multiple production contracts and sustainment activities. The development contracts are being performed concurrent with the production contracts. Concurrent performance of development and production contracts is used for complex programs to test aircraft, shorten the time to field systems, and achieve overall cost savings. We expect the System Development and Demonstration portion of the development contracts will be substantially complete in 2017, with less significant efforts continuing into 2019. Production of the aircraft is expected to continue for many years given the U.S. Government’s current inventory objective of 2,443 aircraft for the Air Force, Marine Corps, and Navy; commitments from our eight international partners and three international customers; as well as expressions of interest from other countries.

The U.S. Government continues to complete various operational tests, including ship trials, mission system evaluations, and weapons testing, with the F-35 aircraft fleet recently surpassing 55,000 flight hours. Progress continues to be made on the production of aircraft. In current production, multiple aircraft for our partner countries and international customers continue to advance. In addition, progress continues in our pursuit of helping the U.S. Air Force declare initial operating capability of the F-35A in 2016. As of March 27, 2016, we have delivered 160 production aircraft to our U.S. and international partners including delivery of the first Italian Final Assembly and Check Out Facility produced F-35, and have 108 production aircraft in backlog, including orders from our international partners.

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

Contingencies

See Note 8 for information regarding our contingent obligations, including off-balance sheet arrangements.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Critical Accounting Policies

There have been no significant changes to the critical accounting policies we disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard that will change the way we recognize revenue and significantly expand the disclosure requirements for revenue recognition. In July 2015, the FASB approved a one-year deferral of the effective date of the standard to 2018 for public companies, with an option that would permit companies to adopt the standard in 2017. Early adoption prior to 2017 is not permitted. In addition, the FASB is contemplating making additional changes to certain elements of the new standard. We are currently evaluating the methods of adoption allowed by the new standard and the effect the standard is expected to have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued a new standard that increases transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The standard is effective January 1, 2019 for public companies, with early adoption permitted. The standard will be applied using a modified retrospective approach to the beginning of the earliest period presented in the financial statements. We are currently evaluating when we will adopt the standard and the expected impact to our consolidated financial statements and related disclosures.

In March 2016, the FASB issued a new standard that simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective January 1, 2017 for public companies, with early adoption permitted. We are currently evaluating when we will adopt the standard and the expected impact to our consolidated financial statements and related disclosures.

See Note 10 (under the caption “Recent Accounting Pronouncements”) for additional information related to new accounting standards, including those adopted in the first quarter of 2016.

Lockheed Martin Corporation

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, refer to the following sections of our Annual Report on Form 10-K for the year ended December 31, 2015: “Quantitative and Qualitative Disclosures About Market Risk,” and Note 9. As disclosed in ITEM 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K, we transact business globally and are subject to risks associated with changing foreign currency exchange rates. We enter into foreign currency hedges such as forward and option contracts that change in value as foreign currency exchange rates change. Due to recently awarded programs we increased our exposure to the Australian dollar. Our other exposures to market risk have not changed materially since December 31, 2015.

ITEM 4.  Controls and Procedures.

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 27, 2016. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of March 27, 2016.

There were no changes in our internal control over financial reporting during the quarter ended March 27, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements

This Form 10-Q contains statements that, to the extent they are not recitations of historical fact, constitute forward-looking statements within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “scheduled,” “forecast” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results may differ materially due to factors such as:

•	our reliance on contracts with the U.S. Government, all of which are conditioned upon the availability of funding;
•	declining budgets; affordability initiatives; the implementation of automatic sequestration under the Budget Control Act of 2011 or Congressional actions intended to replace sequestration;
•	risks related to the development, production, performance, schedule, cost and requirements of complex and technologically advanced programs including our largest, the F-35 program;
•	economic, industry, business and political conditions (domestic and international) including their effects on governmental policy;
•	our success in growing international sales and expanding into adjacent markets and risks associated with doing business in new markets and internationally;
•	the competitive environment for our products and services, including increased market pressures in our services businesses, competition from outside the aerospace and defense industry, and increased bid protests;
•	planned production rates for significant programs and compliance with stringent performance and reliability standards;
•	the performance of key suppliers, teammates, venture partners, subcontractors and customers;
•	the timing and customer acceptance of product deliveries;
•	our ability to attract and retain key personnel and transfer knowledge to new personnel; the impact of work stoppages or other labor disruptions;
•	the impact of cyber or other security threats or other disruptions to our businesses;
•	our ability to implement capitalization changes such as share repurchase activity and pension funding or debt levels;
•	our ability to recover certain costs under U.S. Government contracts and changes in contract mix;
•	the accuracy of our estimates and projections;
•	risk of a future impairment of goodwill or other long-term assets;
•	movements in interest rates and other changes that may affect pension plan assumptions and actual returns on pension plan assets;

Lockheed Martin Corporation

•	realizing the anticipated benefits of acquisitions or divestitures, ventures, teaming arrangements or internal reorganizations, and our efforts to increase the efficiency of our operations and improve the affordability of our products and services;
•	the ability to successfully integrate the Sikorsky business and realize synergies and other expected benefits of this acquisition, and the impact of oil and gas trends on financial performance;
•	adjustments required as a result of the ongoing purchase accounting analysis related to the Sikorsky acquisition;
•	risks related to the completion of our previously announced transaction with Leidos related to our IS&GS business segment, including anticipated timing; obtaining stockholder and regulatory approvals and anticipated tax treatment; the dependency of any split-off transaction on market conditions; and the value to be received in any split-off transaction and the amount of any potential decrease in outstanding shares or book gain;
•	the adequacy of our insurance and indemnities;
•	materials availability;
•	the effect of changes in (or the interpretation of): legislation, regulation or policy, including those applicable to procurement (including competition from fewer and larger prime contractors), cost allowability or recovery, accounting, taxation, or export; and
•	the outcome of legal proceedings, bid protests, environmental remediation efforts, government investigations or government allegations that we have failed to comply with law, other contingencies and U.S. Government identification of deficiencies in our business systems.

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see our filings with the U.S. Securities and Exchange Commission (SEC) including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and this Form 10-Q. Our filings may be accessed through the Investor Relations page of our website, www.lockheedmartin.com/investor, or through the website maintained by the SEC at www.sec.gov.

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

We are a party to or have property subject to litigation and other proceedings that arise in the ordinary course of our business, including matters arising under provisions relating to the protection of the environment, and are subject to contingencies related to certain businesses we previously owned. These types of matters could result in fines, penalties, compensatory or treble damages or non-monetary sanctions or relief. We believe the probability is remote that the outcome of these matters will have a material adverse effect on the Corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular interim reporting period. We cannot predict the outcome of legal or other proceedings with certainty. These matters include the proceedings summarized in Note 8 in this Form 10-Q and Note 14 in our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K) filed with the U.S. Securities and Exchange Commission.

Lockheed Martin Corporation

We are subject to federal, state, local and foreign requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have our property subject to various lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in us being involved with related legal proceedings, claims and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see Note 8 in this Form 10-Q. See also “Critical Accounting Policies – Environmental Matters” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14, each in our 2015 Form 10-K for a description of previously reported matters.

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

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K) describes some of the risks and uncertainties associated with our business, including U.S. Government defense spending priorities, as further described in the “Industry Considerations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. These risks and uncertainties have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. We do not believe that there have been any material changes to the risk factors disclosed in our 2015 Form 10-K.

Lockheed Martin Corporation

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities in the first quarter of 2016.

The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 in the first quarter of 2016.

Period (a)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Amount Available for Future Share Repurchases Under the Plans or Programs (b)
					(in millions	)
January 1, 2016 – January 31, 2016	1,600,897		$209.73	943,921	$3,400
February 1, 2016 – February 28, 2016	911,931		$212.08	908,985	$3,207
February 29, 2016 – March 27, 2016	498,800		$216.26	498,752	$3,100
Total	3,011,628	(c)	$211.52	2,351,658	$3,100

(a)	We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, February 28, 2016 was the last day of our February 2016 fiscal month.
(b)	In October 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. On September 24, 2015, our Board of Directors authorized a $3.0 billion increase to the program. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans. The program does not have an expiration date.
(c)	In the first quarter of 2016, the total number of shares purchased included 659,970 shares that were transferred to us by employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units and performance stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the program.

Lockheed Martin Corporation

ITEM 6.  Exhibits.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of January 26, 2016, among Lockheed Martin Corporation, Leidos Holdings, Inc., Abacus Innovations Corporation and Lion Merger Co. (incorporated by reference to Exhibit 2.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on January 27, 2016). The schedules and attachments to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K, and such schedules and attachments will be furnished to the SEC upon request.

2.2	Separation Agreement, dated as of January 26, 2016, between Lockheed Martin Corporation and Abacus Innovations Corporation (incorporated by reference to Exhibit 2.2 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on January 27, 2016). The schedules and attachments to the Separation Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K, and such schedules and attachments will be furnished to the SEC upon request.

10.1	Lockheed Martin Corporation Amended and Restated 2006 Management Incentive Compensation Plan (Performance Based), amended and restated effective January 1, 2016 (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on February 2, 2016).

10.2	Form of Restricted Stock Unit Award Agreement, Form of Performance Stock Unit Award Agreement (2016-2018 performance period), and Form of Long-Term Incentive Performance Award Agreement (2016-2018 performance period) under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan (incorporated by reference to Exhibits 10.2, 10.3 and 10.4, respectively, to Lockheed Martin Corporation’s Current Report on Form 8-K filed on February 2, 2016).

12	Computation of Ratio of Earnings to Fixed Charges

15	Acknowledgment of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Marillyn A. Hewson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Bruce L. Tanner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Marillyn A. Hewson and Bruce L. Tanner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Lockheed Martin Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: April 27, 2016	By:	/s/ Brian P. Colan
Brian P. Colan
Vice President and Controller (Duly Authorized Officer and Chief Accounting Officer)

