Form 10-Q
period 2016-06-26
LOCKHEED MARTIN CORP
filed 2016-07-20
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 26, 2016

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

There were 302,905,786 shares of our common stock, $1 par value per share, outstanding as of June 26, 2016.

Lockheed Martin Corporation

Form 10-Q

For the Quarterly Period Ended June 26, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Lockheed Martin Corporation

Consolidated Statements of Earnings

(unaudited; in millions, except per share data)

	Quarters Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Net sales
Products	$10,045	$9,157	$18,989	$17,010
Services	2,869	2,486	5,627	4,744
Total net sales	12,914	11,643	24,616	21,754

Cost of sales
Products	(9,086)	(8,102)	(17,178)	(15,053)
Services	(2,548)	(2,216)	(5,011)	(4,167)
Severance charges	—	—	(99)	—
Other unallocated, net	144	46	331	100
Total cost of sales	(11,490)	(10,272)	(21,957)	(19,120)
Gross profit	1,424	1,371	2,659	2,634
Other income, net	142	74	204	167
Operating profit	1,566	1,445	2,863	2,801
Interest expense	(166)	(104)	(330)	(197)
Other non-operating income, net	—	2	1	5
Earnings before income taxes	1,400	1,343	2,534	2,609
Income tax expense	(379)	(414)	(615)	(802)
Net earnings	$1,021	$929	$1,919	$1,807

Earnings per common share
Basic	$3.37	$2.98	$6.32	$5.76
Diluted	3.32	2.94	6.23	5.68

Cash dividends paid per common share	$1.65	$1.50	$3.30	$3.00

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Comprehensive Income

(unaudited; in millions)

	Quarters Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Net earnings	$1,021	$929	$1,919	$1,807
Other comprehensive income (loss), net of tax
Postretirement benefit plans
Recognition of previously deferred postretirement benefit plan amounts	173	213	346	425
Other, net	(23)	46	(6)	(11)
Other comprehensive income, net of tax	150	259	340	414
Comprehensive income	$1,171	$1,188	$2,259	$2,221

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Balance Sheets

(in millions, except par value)

	June 26, 2016	December 31, 2015
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,269	$1,090
Receivables, net	9,275	8,061
Inventories, net	5,136	4,962
Other current assets	393	460
Total current assets	16,073	14,573

Property, plant and equipment, net	5,438	5,490
Goodwill	13,621	13,576
Intangible assets, net	4,051	4,147
Deferred income taxes	5,830	5,931
Other noncurrent assets	5,395	5,411
Total assets	$50,408	$49,128

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,778	$1,974
Customer advances and amounts in excess of costs incurred	7,236	6,988
Salaries, benefits and payroll taxes	2,012	1,916
Current maturities of long-term debt	502	956
Other current liabilities	3,067	2,085
Total current liabilities	15,595	13,919

Long-term debt, net	14,307	14,305
Accrued pension liabilities	11,816	11,807
Other postretirement benefit liabilities	1,073	1,070
Other noncurrent liabilities	4,620	4,930
Total liabilities	47,411	46,031

Stockholders’ equity
Common stock, $1 par value per share	301	303
Additional paid-in capital	—	—
Retained earnings	13,800	14,238
Accumulated other comprehensive loss	(11,104)	(11,444)
Total stockholders’ equity	2,997	3,097
Total liabilities and stockholders’ equity	$50,408	$49,128

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Cash Flows

(unaudited; in millions)

	Six Months Ended
	June 26, 2016	June 28, 2015
Operating activities
Net earnings	$1,919	$1,807
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	593	490
Stock-based compensation	97	89
Severance charges	99	—
Changes in assets and liabilities
Receivables, net	(1,214)	(1,183)
Inventories, net	(233)	(154)
Accounts payable	806	453
Customer advances and amounts in excess of costs incurred	239	(211)
Postretirement benefit plans	515	580
Income taxes	237	471
Other, net	82	(122)
Net cash provided by operating activities	3,140	2,220

Investing activities
Capital expenditures	(386)	(309)
Other, net	59	91
Net cash used for investing activities	(327)	(218)

Financing activities
Issuance of long-term debt, net of related costs	—	2,213
Repayments of long-term debt	(452)	—
Repurchases of common stock	(1,002)	(1,541)
Dividends paid	(1,034)	(965)
Proceeds from stock option exercises	53	84
Other, net	(199)	(37)
Net cash used for financing activities	(2,634)	(246)
Net change in cash and cash equivalents	179	1,756
Cash and cash equivalents at beginning of period	1,090	1,446
Cash and cash equivalents at end of period	$1,269	$3,202

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Stockholders’ Equity

(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2015	$303	$—	$14,238	$(11,444)	$3,097
Net earnings	—	—	1,919	—	1,919
Other comprehensive income, net of tax	—	—	—	340	340
Repurchases of common stock	(5)	(159)	(838)	—	(1,002)
Dividends declared	—	—	(1,519)	—	(1,519)
Stock-based awards and ESOP activity	3	159	—	—	162
Balance at June 26, 2016	$301	$—	$13,800	$(11,104)	$2,997

Balance at December 31, 2014	$314	$—	$14,956	$(11,870)	$3,400
Net earnings	—	—	1,807	—	1,807
Other comprehensive income, net of tax	—	—	—	414	414
Repurchases of common stock	(8)	(318)	(1,215)	—	(1,541)
Dividends declared	—	—	(1,419)	—	(1,419)
Stock-based awards and ESOP activity	3	318	—	—	321
Balance at June 28, 2015	$309	$—	$14,129	$(11,456)	$2,982

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

We close our books and records on the last Sunday of the calendar quarter, which was on June 26 for the second quarter of 2016 and June 28 for the second quarter of 2015, to align our financial closing with our business processes. The consolidated financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods as our fiscal year ends on December 31.

On November 6, 2015, we completed the acquisition of Sikorsky Aircraft Corporation (Sikorsky) for $9.0 billion, net of cash acquired, which has been aligned under our Mission Systems and Training (MST) business segment. The financial results of Sikorsky have been included in our consolidated financial results since the November 6, 2015 acquisition date. Accordingly, the results of Sikorsky’s operations are included in our consolidated financial results for the quarter and six months ended June 26, 2016 but not for the quarter and six months ended June 28, 2015. See “Note 3 – Acquisitions and Divestitures” for additional information about the acquisition of Sikorsky and related purchase accounting.

On January 26, 2016, we entered into definitive agreements to separate and combine our Information Systems & Global Solutions (IS&GS) business segment with Leidos Holdings, Inc. (Leidos) in a Reverse Morris Trust transaction. The transaction is expected to close in the third quarter of 2016. Until closing, IS&GS will continue to operate as a business segment and the financial results for the IS&GS business segment will be reported in our continuing operations. See “Note 3 – Acquisitions and Divestitures” for additional information about the planned divestiture of our IS&GS business segment.

During the fourth quarter of 2015, we realigned certain programs among our business segments. The amounts, discussion and presentation of our business segments for all periods presented in these consolidated financial statements reflect the program realignment. The realignment did not impact our previously reported consolidated financial statements for 2015.

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

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

NOTE 2 – EARNINGS PER COMMON SHARE

The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Weighted average common shares outstanding for basic computations	303.1	312.0	303.8	313.7
Weighted average dilutive effect of equity awards	4.0	4.1	4.1	4.5
Weighted average common shares outstanding for diluted computations	307.1	316.1	307.9	318.2

We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units and performance share units and exercise of outstanding stock options based on the treasury stock method. There were no significant anti-dilutive equity awards during the quarters and six months ended June 26, 2016 or June 28, 2015.

NOTE 3 – ACQUISITIONS AND DIVESTITURES

Acquisition of Sikorsky Aircraft Corporation

On November 6, 2015, we completed the acquisition of Sikorsky from United Technologies Corporation (UTC) for $9.0 billion, net of cash acquired. Sikorsky is a global company primarily engaged in the research, design, development, manufacture and support of military and commercial helicopters. Sikorsky’s products include military helicopters such as the H-60 Black Hawk, MH-60R Seahawk, CH-53K, H-92, and commercial helicopters such as the S-76 and S-92. The acquisition enables us to extend our core business into the military and commercial rotary wing markets, allowing us to strengthen our position in the aerospace and defense industry. Further, this acquisition will expand our presence in commercial and international markets. Sikorsky has been aligned under our MST business segment.

To fund the $9.0 billion acquisition price, we utilized $6.0 billion of proceeds borrowed under our 364-day revolving credit facility (the 364-day Facility), $2.0 billion of cash on hand and $1.0 billion from the issuance of commercial paper. In the fourth quarter of 2015, we repaid all outstanding borrowings under the 364-day Facility with the proceeds from the issuance of $7.0 billion of fixed interest-rate long-term notes in a public offering (the November 2015 Notes). In the fourth quarter of 2015, we also repaid the $1.0 billion in commercial paper borrowings.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Preliminary Allocation of Purchase Price to Assets Acquired and Liabilities Assumed

We accounted for the acquisition of Sikorsky as a business combination, which requires us to record the assets acquired and liabilities assumed at fair value. The amount by which the purchase price exceeds the fair value of the net assets acquired is recorded as goodwill. We commenced the appraisals necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. The amounts recorded for certain assets and liabilities are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The final determination of the fair values of certain assets and liabilities will be completed within the measurement period of up to one year from the acquisition date, as permitted under GAAP. The size and breadth of the Sikorsky acquisition could necessitate the need to use the full one year measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the acquisition date including contractual and operational factors underlying the customer programs intangible assets, the trademarks intangible asset, customer contractual obligations, inventories, receivables and customer advances, and the assumptions underpinning certain program and legal reserves. The final values may also result in changes to amortization expense related to intangible assets. Any potential adjustments made could be material in relation to the values presented in the table below.

During the quarter ended June 26, 2016 we continued to obtain information to refine estimated fair values. As a result of the additional information the significant adjustments to the carrying amounts were as follows; deferred income tax assets and inventories were decreased by about $30 million and $10 million and goodwill was increased by about $45 million. As a result of the additional information obtained during the first six months of 2016, the significant adjustments to the carrying amounts were as follows; inventories, customer programs intangible assets and deferred income tax assets were reduced by about $60 million, $30 million, and $20 million, while the carrying amounts of the trademarks intangible asset, goodwill and customer advances and amounts in excess of costs incurred increased by about $70 million, $45 million and $10 million, respectively. The measurement period adjustments did not result in a significant adjustment to amortization expense for intangible assets during the quarter or the six months ended June 26, 2016.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date, including the refinements described in the previous paragraph (in millions):

Cash and cash equivalents	$75
Receivables	1,921
Inventories	1,758
Other current assets	25
Property, plant and equipment	653
Goodwill	2,807
Intangible assets:
Customer programs	3,099
Trademarks	887
Other noncurrent assets	507
Deferred income tax assets	265
Total identifiable assets and goodwill	11,997
Accounts payable	(565)
Customer advances and amounts in excess of costs incurred	(1,229)
Salaries, benefits and payroll taxes	(105)
Other current liabilities	(344)
Customer contractual obligations(a)	(480)
Other noncurrent liabilities	(158)
Deferred income tax liabilities(a)	(38)
Total liabilities assumed	(2,919)
Total purchase price	$9,078
(a)	Recorded in Other noncurrent liabilities on the consolidated balance sheets.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Intangible assets related to customer programs were recognized for each major helicopter and aftermarket program and represent the aggregate value associated with the customer relationships, contracts, technology and tradenames underlying the associated program. These intangible assets are being amortized on a straight-line basis over a weighted-average useful life of approximately 15 years. The useful life is based on the period of expected cash flows used to measure the fair value of each of the intangible assets.

Customer contractual obligations represent liabilities on certain development programs where the expected costs exceed the expected sales under contract. We measured these liabilities based on the price to transfer the obligation to a market participant at the measurement date, assuming that the liability will remain outstanding in the marketplace. Based on the estimated net cash outflows of the developmental programs plus a reasonable contracting profit margin required to transfer the contracts to market participants, we recorded assumed liabilities of approximately $480 million. These liabilities will be liquidated in accordance with the underlying economic pattern of the contractual obligations, as reflected by the estimated future net cash outflows incurred on the associated contracts. From the acquisition date through the period ended June 26, 2016, we recognized approximately $50 million in sales related to customer contractual obligations. Estimated liquidation of the customer contractual obligations is approximated as follows: $40 million remaining in 2016, $90 million in 2017, $70 million in 2018, $70 million in 2019, $70 million in 2020, $50 million in 2021 and $40 million thereafter.

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

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Supplemental Pro Forma Financial Information (unaudited)

Sikorsky’s financial results have been included in our consolidated financial results for the periods subsequent to the November 6, 2015 acquisition date. The following table presents summarized unaudited pro forma financial information as if Sikorsky had been included in our financial results for the quarter and six months ended June 28, 2015 (in millions):

	Quarter Ended June 28, 2015	Six Months Ended June 28, 2015
Net sales	$ 13,309	$ 24,653
Net earnings	935	1,777
Basic earnings per common share	3.00	5.66
Diluted earnings per common share	2.96	5.58

The unaudited supplemental pro forma financial data above have been calculated after applying our accounting policies and adjusting the historical results of Sikorsky with pro forma adjustments, net of tax, that assume the acquisition occurred on January 1, 2014. Significant pro forma adjustments include the recognition of additional amortization expense related to acquired intangible assets (based on our preliminary purchase accounting estimates) and additional interest expense related to the debt used to finance the majority of the Sikorsky purchase price. These adjustments assume the Sikorsky acquisition and debt issued to finance most of the purchase price occurred on January 1, 2014. The adjustments include amortization expense of about $40 million and about $80 million and interest expense of about $45 million and about $90 million for the quarter and six months ended June 28, 2015, respectively.

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

Planned Divestiture of the Information Systems & Global Solutions Business

On January 26, 2016, we entered into definitive agreements to separate and combine our IS&GS business with Leidos in a Reverse Morris Trust transaction. The transaction will be structured such that initially the IS&GS business segment will be contributed to a newly formed wholly owned subsidiary, Abacus Innovations Corporation (Abacus), and the common stock of Abacus will be distributed to Lockheed Martin stockholders either through a pro rata dividend in a spin-off transaction, an exchange offer pursuant to which Lockheed Martin shareholders will elect whether to exchange shares of Lockheed Martin common stock for shares of Abacus common stock in a split-off transaction, or a combination split-off and spin-off transaction. Following the distribution, Abacus will merge with a subsidiary of Leidos and each share of Abacus common stock held by Lockheed Martin stockholders will automatically convert into one share of Leidos common stock upon completing the merger. Immediately after the completion of the transactions, approximately 50.5% of the outstanding shares of Leidos common stock (approximately 77 million shares) are expected to be held by pre-merger Abacus (former Lockheed Martin) stockholders on a fully-diluted basis. Pre-merger Leidos stockholders are expected to hold approximately 49.5% of the outstanding shares of Leidos common stock on a fully diluted basis. Lockheed Martin will not receive or hold any shares of Leidos common stock. As part of the transaction, we will also receive a one-time special cash payment of $1.8 billion.

On July 11, 2016 we announced that we had commenced an exchange offer in which Lockheed Martin stockholders have the opportunity, but are not required, to exchange shares of Lockheed Martin common stock for shares of Abacus common stock, which will automatically convert into shares of Leidos common stock upon completion of the merger. Only those stockholders that elect to participate in the exchange offer will receive shares of Leidos common stock in the merger transaction, provided that, if the exchange offer is not fully subscribed, we will distribute the remaining shares pro rata to all shares not tendered, and the shares distributed will also be converted into Leidos common stock in the merger.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

We retain the right to distribute the shares of Abacus common stock by means of a spin-off or split-off transaction until the exchange offer is completed. Both the exchange and merger are expected to qualify as tax-free transactions to Lockheed Martin and its stockholders, except to the extent that cash is paid to Lockheed Martin stockholders in lieu of fractional shares.

The transactions remain subject to customary closing conditions, including approval by Leidos’ stockholders of the issuance of the Leidos shares in the merger, regulatory approvals, the absence of a material adverse change with respect to each of IS&GS and Leidos, and the receipt of solvency opinions and opinions of tax counsel. The antitrust and competition reviews in the U.S. and the U.K., which were each conditions to closing, have been completed. The transaction is expected to close in the third quarter of 2016.

Upon completing the separation of the IS&GS business, we will classify the financial results of the IS&GS business as discontinued operations in our historical financial statements. We anticipate that the number of Lockheed Martin’s outstanding shares of common stock will be reduced as a result of the exchange offer and also expect to recognize a significant gain on the transaction. The gain would represent the difference between the fair value of the shares of Lockheed Martin common stock tendered by our stockholders over the carrying value of the net assets of the IS&GS business. Additionally, the gain will include the acceleration of deferred pension service credits. Any such gain will be included in the results of discontinued operations. However, the value of the shares of Leidos stock to be received and the number of any shares of our stock retired in the exchange offer and the amount of any book gain will depend on the average trading price of Leidos and Lockheed Martin common stock during an averaging period prior to the closing of the transaction (in the case of Leidos common stock, adjusted for the special dividend of $13.64 per share to be paid to Leidos stockholders in connection with the transaction). However, there is no guarantee that the transaction will be structured as a split-off transaction or that it will result in a reduction in our shares or a gain at closing.

Other Divestitures

During the second quarter of 2016, we completed the sale of Lockheed Martin Commercial Flight Training (LMCFT), which was classified as held for sale in the fourth quarter of 2015. LMCFT’s financial results are not material and there was no significant impact on our consolidated financial results as a result of completing the sale of LMCFT. Accordingly, LMCFT’s financial results are not classified in discontinued operations.

NOTE 4 – GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by segment were as follows (in millions):

	Aeronautics	IS&GS	MFC	MST	Space Systems	Total
Balance at December 31, 2015	$ 171	$ 2,881	$ 2,198	$ 6,738	$ 1,588	$ 13,576
Acquisitions	—	—	—	43	—	43
Divestitures	—	—	—	(7)	—	(7)
Foreign currency translation	—	(13)	(5)	28	(1)	9
Balance at June 26, 2016	$ 171	$ 2,868	$ 2,193	$ 6,802	$ 1,587	$ 13,621

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Acquired intangible assets consisted of the following (in millions):

	June 26, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived:
Customer programs	$ 3,099	$ (145)	$ 2,954	$ 3,127	$ (38)	$ 3,089
Customer relationships	309	(167)	142	309	(166)	143
Other	171	(121)	50	171	(90)	81
Total finite-lived intangibles	3,579	(433)	3,146	3,607	(294)	3,313
Indefinite Lived:
Trademarks	905	—	905	834	—	834
Total acquired intangibles	$ 4,484	$ (433)	$ 4,051	$ 4,441	$ (294)	$ 4,147

Acquired finite-lived intangible assets are amortized to expense over the following estimated useful lives: customer programs from nine to 20 years, customer relationships from four to 10 years, other finite-lived intangible assets from two to 10 years. During the quarter and six months ended June 26, 2016, we continued to obtain information and refine the appraisals of the fair values of intangible assets related to the Sikorsky acquisition. For further details on changes in intangible asset values (See Note 3).

Amortization expense for acquired finite-lived intangible assets was $70 million and $139 million for the quarter and six months ended June 26, 2016 and $20 million and $41 million for the quarter and six months ended

June 28, 2015. Estimated future amortization expense is as follows: $139 million remaining in 2016; $262 million in 2017; $248 million in 2018; $243 million in 2019; $236 million in 2020; $231 million in 2021 and $1.8 billion thereafter. Our estimates of amortization expense for finite-lived intangible assets are subject to change, pending the final determination of the fair value of intangible assets acquired in connection with the Sikorsky acquisition (See Note 3).

NOTE 5 – BUSINESS SEGMENTS INFORMATION

We operate in five business segments: Aeronautics, IS&GS, Missiles and Fire Control (MFC), MST and Space Systems. We organize our business segments based on the nature of the products and services offered. The results of our MST business segment include the operations of Sikorsky since its November 6, 2015 acquisition date. Accordingly, the financial results of Sikorsky operations are included in the financial results of our MST business segment for the quarter and six months ended June 26, 2016 but not for the quarter and six months ended June 28, 2015.

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

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

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

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Net sales
Aeronautics	$4,375	$4,131	$8,174	$7,265
Information Systems & Global Solutions	1,337	1,408	2,671	2,798
Missiles and Fire Control	1,680	1,649	3,114	3,032
Mission Systems and Training	3,303	2,165	6,307	4,144
Space Systems	2,219	2,290	4,350	4,515
Total net sales	$12,914	$11,643	$24,616	$21,754

Operating profit
Aeronautics	$478	$444	$898	$815
Information Systems & Global Solutions	151	107	260	252
Missiles and Fire Control	253	293	474	579
Mission Systems and Training	202	262	431	442
Space Systems	340	294	584	618
Total business segment operating profit	1,424	1,400	2,647	2,706
Unallocated items
FAS/CAS pension adjustment
FAS pension expense	(254)	(284)	(508)	(568)
Less: CAS pension cost	497	404	997	807
FAS/CAS pension adjustment	243	120	489	239
Stock-based compensation	(53)	(49)	(97)	(89)
Severance charges	—	—	(99)	—
Other, net	(48)	(26)	(77)	(55)
Total unallocated items	142	45	216	95
Total consolidated operating profit	$1,566	$1,445	$2,863	$2,801

Intersegment sales
Aeronautics	$39	$26	$74	$46
Information Systems & Global Solutions	29	3	53	5
Missiles and Fire Control	69	81	144	155
Mission Systems and Training	462	384	907	703
Space Systems	36	35	69	68
Total intersegment sales	$635	$529	$1,247	$977

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Total assets for each of our business segments were as follows (in millions):

	June 26, 2016	December 31, 2015
Assets
Aeronautics	$7,768	$6,618
Information Systems & Global Solutions	4,103	4,206
Missiles and Fire Control	4,003	4,027
Mission Systems and Training	19,008	19,187
Space Systems	5,056	4,861
Total business segment assets	39,938	38,899
Corporate assets (a)	10,470	10,229
Total assets	$50,408	$49,128

(a)	Corporate assets primarily include cash and cash equivalents, deferred income taxes, environmental receivables and investments held in a separate trust to fund certain of our non-qualified deferred compensation plans.

Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented approximately 21% and 20% of our total consolidated net sales for the quarter and six months ended June 26, 2016 and 20% and 19% of our total consolidated net sales for the quarter and six months ended June 28, 2015.

NOTE 6 – INVENTORIES, NET

Inventories, net consisted of the following (in millions):

	June 26, 2016	December 31, 2015
Work-in-process, primarily related to long-term contracts and programs in progress	$8,996	$8,199
Less: customer advances and progress payments	(5,345)	(5,035)
	3,651	3,164
Other inventories	1,485	1,798
Total inventories, net	$5,136	$4,962

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

NOTE 7 – POSTRETIREMENT BENEFIT PLANS

Our pretax net periodic benefit cost related to our qualified defined benefit pension plans and retiree medical and life insurance plans consisted of the following (in millions):

	Quarters Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Qualified defined benefit pension plans
Service cost	$ 212	$ 218	$ 424	$ 435
Interest cost	466	447	931	895
Expected return on plan assets	(666)	(683)	(1,333)	(1,367)
Recognized net actuarial losses	339	400	679	800
Amortization of prior service (credits) costs	(97)	(98)	(193)	(195)
Total net periodic benefit cost	$ 254	$ 284	$ 508	$ 568

Retiree medical and life insurance plans
Service cost	$ 6	$ 5	$ 12	$ 10
Interest cost	29	27	59	55
Expected return on plan assets	(35)	(37)	(69)	(74)
Recognized net actuarial losses	9	11	17	22
Amortization of prior service costs	6	1	11	2
Total net periodic benefit cost	$ 15	$ 7	$ 30	$ 15

The recognized net actuarial losses and the amortization of net prior service (credits) costs in the table above, as well as similar amounts related to our other postretirement benefit plans ($10 million and $21 million during the quarter and six months ended June 26, 2016 and $15 million and $28 million for the quarter and six months ended June 28, 2015), include amounts that were reclassified from accumulated other comprehensive loss (AOCL) and recorded as a component of net periodic benefit cost for the periods presented. These costs totaled $173 million (net of $94 million of tax expense) and $346 million (net of $189 million of tax expense) for the quarter and six months ended June 26, 2016 and $213 million (net of $116 million of tax expense) and $425 million (net of $232 million of tax expense) for the quarter and six months ended June 28, 2015, which were recorded on our Statements of Comprehensive Income as an increase to other comprehensive income.

The funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006 (PPA), and in a manner consistent with CAS and Internal Revenue Code rules. There were no contributions to our qualified defined benefit pension plans during the quarters and six months ended June 26, 2016 and June 28, 2015, other than insignificant contributions to the pension plans we assumed in the Sikorsky acquisition. We do not plan to make contributions to our pension plans in 2016 or 2017, other than insignificant contributions to the pension plans we assumed in the Sikorsky acquisition, because none are required using current assumptions, including anticipated investment returns on plan assets.

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

Legal Proceedings

As a result of our acquisition of Sikorsky, we assumed the defense of and any potential liability for the following civil False Claims Act lawsuit. In October 2014, the U.S. Government filed a complaint in the U.S. District Court for the Eastern District of Wisconsin alleging that Sikorsky and two of its wholly-owned subsidiaries, Derco Aerospace (Derco) and Sikorsky Support Services, Inc. (SSSI), violated the civil False Claims Act in connection with a contract that the U.S. Navy awarded to SSSI in June 2006 to support the Navy’s T-34 and T-44 fixed-wing turboprop training aircraft. SSSI subcontracted with Derco primarily to procure and manage the spare parts for the training aircraft. The Government alleges that SSSI overbilled the Navy on the contract because Derco added profit and overhead costs to the price of the spare parts that Derco procured and then sold to SSSI. The Government also claims that SSSI submitted false Certificates of Final Indirect Costs in the years 2006 through 2012.

The Government’s complaint asserts numerous claims for violations of the False Claims Act, breach of contract and unjust enrichment. In a late April 2015 court filing, the Government disclosed that it seeks damages of approximately $45 million, subject to trebling, plus statutory penalties of approximately $13 million, all totaling approximately $148 million. We believe that we have legal and factual defenses to the government’s claims. Although we continue to evaluate our liability and exposure, we do not currently believe that it is probable that we will incur a material loss. If, contrary to our expectations, the Government prevails in this matter and proves damages at the high end of the range sought and is successful in having these trebled, the outcome could have an adverse effect on our results of operations in the period in which a liability is recognized and on our cash flows for the period in which any damages are paid.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

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

At both June 26, 2016 and December 31, 2015, the aggregate amount of liabilities recorded relative to environmental matters was $1.0 billion, most of which are recorded in other noncurrent liabilities on our Balance Sheets. We have recorded receivables totaling $897 million and $858 million at June 26, 2016 and December 31, 2015, most of which are recorded in other noncurrent assets on our Balance Sheets, for the estimated future recovery of these costs, as we consider the recovery probable based on the factors previously mentioned. We project costs and recovery of costs over approximately 20 years.

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

Letters of Credit, Surety Bonds and Third-Party Guarantees

We have entered into standby letters of credit, surety bonds and third-party guarantees with financial institutions and other third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as ventures in which we participate or venture partners. We had total outstanding letters of credit, surety bonds and third-party guarantees aggregating $3.9 billion and $3.8 billion at June 26, 2016 and December 31, 2015. We do not consider guarantees of subsidiaries and other consolidated entities to be third-party guarantees and they are not included in this figure.

At June 26, 2016 and December 31, 2015, third-party guarantees totaled $679 million and $678 million, of which approximately 78% and 79% related to guarantees of contractual performance of ventures to which we currently are or previously were a party. This amount represents our estimate of the maximum amount we would expect to incur upon the contractual non-performance of the venture or the venture partners. In addition, we generally have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a venture partner. We believe our current and former venture partners will be able to perform their obligations, as they have done through June 26, 2016, and that it will not be necessary to make significant payments under the third-party guarantees with respect to the non-performance of the venture partners. In determining our exposures, we evaluate the reputation, performance on contractual obligations, technical capabilities and credit quality of our current and former venture partners. There were no material amounts recorded in our financial statements related to third-party guarantees.

United Launch Alliance

In connection with our 50% ownership interest of ULA, we and The Boeing Company (Boeing) are required to provide ULA an additional capital contribution if ULA is unable to make required payments under its inventory supply agreement with Boeing. As of June 26, 2016, ULA’s total remaining obligation to Boeing under the inventory supply agreement was $120 million. The parties have agreed to defer the remaining payment obligation, as it is more than offset by other commitments to ULA. Accordingly, we do not expect to be required to make a capital contribution to ULA under this agreement.

In addition, both we and Boeing have cross-indemnified each other for guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through June 26, 2016, and that it will not be necessary to make payments under the cross-indemnities or guarantees.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

NOTE 9 – FAIR VALUE MEASUREMENTS

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	June 26, 2016			December 31, 2015
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Equity securities	$74	$74	$—	$89	$89	$—
Mutual funds	712	712	—	745	745	—
U.S. Government securities	131	—	131	119	—	119
Other securities	155	—	155	147	—	147
Derivatives	73	—	73	15	—	15
Liabilities
Derivatives	58	—	58	35	—	35

Substantially all assets measured at fair value, other than derivatives, represent investments classified as trading securities held in a separate trust to fund certain of our non-qualified deferred compensation plans and are recorded in other noncurrent assets on our Balance Sheets. The fair values of equity securities and mutual funds are determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. The fair values of U.S. Government and other securities are determined using pricing models that use observable inputs (e.g., interest rates and yield curves observable at commonly quoted intervals), bids provided by brokers or dealers or quoted prices of securities with similar characteristics. The fair values of derivative instruments, which consist of foreign currency exchange forward and interest rate swap contracts, primarily are determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates, credit spreads and foreign currency exchange rates. We did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the six months ended June 26, 2016.

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

The aggregate notional amount of our outstanding interest rate swaps at June 26, 2016 and December 31, 2015 was $1.0 billion and $1.5 billion. The aggregate notional amount of our outstanding foreign currency hedges at June 26, 2016 and December 31, 2015 was $4.6 billion and $4.1 billion. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters and six months periods ended June 26, 2016 and June 28, 2015. Substantially all of our derivatives are designated for hedge accounting.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $17.4 billion and $16.5 billion at June 26, 2016 and December 31, 2015 and the outstanding principal amount was $15.8 billion and $16.2 billion at June 26, 2016 and December 31, 2015, excluding unamortized discounts and deferred financing costs of $1.0 billion at both June 26, 2016 and December 31, 2015. The estimated fair values of our outstanding debt were determined based on quoted prices for similar instruments in active markets (Level 2).

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

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit by approximately $435 million and $840 million in the quarter and six months ended June 26, 2016 and $550 million and $1.0 billion in the quarter and six months ended June 28, 2015. These adjustments increased net earnings by approximately $280 million ($0.91 per share) and $545 million ($1.77 per share) in the quarter and six months ended June 26, 2016 and $355 million ($1.12 per share) and $675 million ($2.12 per share) in the quarter and six months ended June 28, 2015.

Long-Term Debt Repayment

In May 2016, we repaid $452 million of long-term notes with a fixed interest rate of 7.65% according to their scheduled maturities. We also had related variable interest rate swaps with a notional amount of $450 million mature, which did not have a significant impact on net earnings or comprehensive income.

February 2015 Debt Issuance

On February 20, 2015, we issued $2.25 billion of notes (the February 2015 Notes) in a registered public offering. The February 2015 Notes consist of $750 million maturing in 2025 with a fixed interest rate of 2.90%, $500 million maturing in 2035 with a fixed interest rate of 3.60% and $1.0 billion maturing in 2045 with a fixed interest rate of 3.80%.

Restructuring Charges

2016 Actions

During the first quarter of 2016, we recorded severance charges totaling approximately $99 million, of which $80 million related to our Aeronautics business segment and $19 million related to our IS&GS business segment. The charges consisted of severance costs associated with the planned elimination of certain positions through either voluntary or involuntary actions. Upon separation, terminated employees will receive lump-sum severance payments primarily based on years of service, the majority of which are expected to be paid by the end of 2016. As of June 26, 2016, we have paid approximately $34 million in severance payments associated with these actions, substantially all of which was paid during the quarter ended June 26, 2016.

2015 Actions

During the third and fourth quarters of 2015, we recorded severance charges totaling $102 million, of which $67 million related to our MST business segment and $35 million related to our IS&GS business segment (prior to our fourth quarter 2015 program realignment). The charges consisted of severance costs associated with the planned elimination of certain positions through either voluntary or involuntary actions. Upon separation, terminated employees will receive lump-sum severance payments primarily based on years of service, the majority of which are expected to be paid over the next several quarters. As of June 26, 2016, we have paid approximately $49 million in severance payments associated with these actions, of which approximately $17 million was paid in the quarter ended June 26, 2016.

In connection with the Sikorsky acquisition, we assumed obligations related to certain restructuring actions committed to by Sikorsky in June 2015. Net of amounts we anticipate to recover through the pricing of our products and services to our customers, we also expect to incur an additional $40 million of costs in 2016 related to these actions. During the six months ended June 26, 2016 we incurred about $15 million of costs and the remaining $25 million are expected to be incurred during the second half of 2016.

We expect to recover a substantial amount of the restructuring charges through the pricing of our products and services to the U.S. Government and other customers in future periods, with the impact included in the respective business segment’s results of operations.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Income Taxes

Our effective income tax rates were 27.1% and 24.3% for the quarter and six months ended June 26, 2016 and 30.8% and 30.7% for the quarter and six months ended June 28, 2015. The rates for both periods benefited from tax deductions for U.S. manufacturing activities and for dividends paid to our defined contribution plans with an employee stock ownership plan feature. The rates in the quarter and six months ended June 26, 2016 also benefited from the research and development tax credit, which was permanently extended and reinstated in the fourth quarter of 2015, and from additional tax benefits related to employee share-based payment awards which are now recorded as income tax benefit or expense in earnings effective with the adoption of an accounting standard update during the quarter ended June 26, 2016. We early adopted the accounting standard update during the second quarter of 2016 and are therefore required to report the impacts as though the accounting standard update had been adopted on January 1, 2016. Accordingly, we recognized additional income tax benefits of $11 million and $115 million during the quarter and six months ended June 26, 2016. The adjustments for the second quarter included only the quarterly impacts, whereas the adjustments for the first six months of 2016 include the second quarter impacts and the reclassification of income tax benefits of $104 million originally recognized in additional paid-in capital and cash flows from financing activities in the first quarter of 2016.

Stockholders’ Equity

Repurchases of Common Stock

During the six months ended June 26, 2016, we repurchased 4.5 million shares of our common stock for $1.0 billion. The total remaining authorization for future common share repurchases under our share repurchase program was $2.6 billion as of June 26, 2016. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.

Dividends

We declared cash dividends totaling $1.0 billion ($3.30 per share) and $1.5 billion ($4.95 per share) during the quarter and six months ended June 26, 2016. The 2016 dividend amounts include the declaration of our 2016 third quarter dividend of $1.65 per share, which totaled $503 million. We declared cash dividends totaling $942 million ($3.00 per share) and $1.4 billion ($4.50 per share) during the quarter and six months ended June 28, 2015. The 2015 dividend amounts include the declaration of our 2015 third quarter dividend of ($1.50 per share), which totaled $471 million.

Restricted Stock Unit Grants

During the three months ended June 26, 2016, there were no significant grants of restricted stock units (RSUs). During the six months ended June 26, 2016, we granted certain employees approximately 0.7 million RSUs with a grant-date fair value of $206.69 per RSU. The grant-date fair value of these RSUs is equal to the closing market price of our common stock on the grant date less a discount to reflect the delay in payment of dividend-equivalent cash payments that are made only upon vesting, which is generally three years from the grant date. We recognize the grant-date fair value of RSUs, less estimated forfeitures, as compensation expense ratably over the requisite service period, which is shorter than the vesting period if the employee is retirement eligible on the date of grant or will become retirement eligible before the end of the vesting period.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Accumulated Other Comprehensive Loss

Changes in the balance of AOCL, net of tax, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL
Balance at December 31, 2015	$(11,314)	$(130)	$(11,444)
Other comprehensive loss before reclassifications	—	(7)	(7)
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	469	—	469
Amortization of net prior service credits (a)	(123)	—	(123)
Other	—	1	1
Total reclassified from AOCL	346	(6)	340
Total other comprehensive income (loss)	346	(6)	340
Balance at June 26, 2016	$(10,968)	$(136)	$(11,104)

Balance at December 31, 2014	$(11,813)	$(57)	$(11,870)
Other comprehensive loss before reclassifications	—	(11)	(11)
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	554	—	554
Amortization of net prior service credits (a)	(129)	—	(129)
Total reclassified from AOCL	425	—	425
Total other comprehensive income (loss)	425	(11)	414
Balance at June 28, 2015	$(11,388)	$(68)	$(11,456)
(a)	Reclassifications from AOCL, net of tax, related to our postretirement benefit plans were recorded as a component of net periodic benefit cost for each period presented (Note 7). These amounts include $173 million and $213 million for the quarters ended June 26, 2016 and June 28, 2015, which are comprised of the recognition of net actuarial losses of $235 million and $277 million for the quarters ended June 26, 2016 and June 28, 2015 and the amortization of net prior service (credits) costs of $(62) million and $(64) million for the quarters ended June 26, 2016 and June 28, 2015.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, as amended (Topic 606): that will change the way we recognize revenue and significantly expand the disclosure requirements for revenue arrangements. In July 2015, the FASB approved a one-year deferral of the effective date of the ASU to 2018 for public companies, with an option that would permit companies to adopt the ASU in 2017. Early adoption prior to 2017 is not permitted. This ASU may be adopted either retrospectively or on a modified retrospective basis whereby the ASU would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained earnings at the effective date for existing contracts with remaining performance obligations. We are currently evaluating the methods of adoption allowed by the ASU and the effect the ASU is expected to have on our consolidated financial statements and related disclosures. As the ASU will supersede substantially all existing revenue guidance affecting us under GAAP, it could impact revenue and cost recognition on thousands of contracts across all our business segments, in addition to our business processes and our information technology systems. As a result, our evaluation of the effect of the ASU will extend over future periods.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): that increases transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements for both lessees and lessors. The ASU is effective January 1, 2019 for public companies, with early adoption permitted. The ASU will be applied using a modified retrospective approach to the beginning of the earliest period presented in the financial statements. We are currently evaluating when we will adopt the ASU and the expected impact to our consolidated financial statements and related disclosures.

On March 30, 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changed the accounting for certain aspects of employee share-based payments. The ASU requires companies to recognize additional tax benefits or expenses related to the vesting or settlement of employee share-based awards (the difference between the actual benefit for tax purposes and the tax benefit initially recognized for financial reporting purposes) as income tax benefit or expense in earnings, rather than in additional paid-in capital, in the reporting period in which they occur. The ASU also requires companies to classify cash flows resulting from employee share-based payments, including the additional tax benefits or expenses related to the vesting or settlement of share-based awards, as cash flows from operating activities rather than financing activities. Although this change will reduce some of the administrative complexities of tracking share-based awards, it will increase the volatility of our income tax expense and cash flows from operations. The new standard is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. We early adopted the ASU during the second quarter of 2016 and are therefore required to report the impacts as though the ASU had been adopted on January 1, 2016. Accordingly, we recognized additional income tax benefits as an increase to earnings of $11 million ($0.04 per share) and $115 million ($0.37 per share) during the quarter and six months ended June 26, 2016. Additionally, we recognized additional income tax benefits as an increase to operating cash flows of $11 million and $115 million during the quarter and six months ended June 26, 2016. The adjustments for the second quarter included only the quarterly impacts, whereas the adjustments for the first six months of 2016 include the second quarter impacts and the reclassification of income tax benefits of $104 million originally recognized in additional paid-in capital and cash flows from financing activities in the first quarter of 2016. The new accounting standard did not impact any periods prior to January 1, 2016, as we applied the changes in the ASU on a prospective basis.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): that simplifies the accounting for adjustments made to preliminary amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. Instead, adjustments will be recognized in the period in which the adjustments are determined, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. We adopted the ASU on January 1, 2016 and are prospectively applying the ASU to business combination adjustments identified after the date of adoption.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740); that simplifies the presentation of deferred income taxes and requires that deferred tax assets and liabilities, as well as any related valuation allowance, be classified as noncurrent in our consolidated balance sheets. We applied the provisions of the ASU retrospectively and reclassified approximately $1.6 billion from current to noncurrent assets and approximately $140 million from current to noncurrent liabilities in our consolidated balance sheet as of December 31, 2015.

Review Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm

Board of Directors

Lockheed Martin Corporation

We have reviewed the consolidated balance sheet of Lockheed Martin Corporation as of June 26, 2016, and the related consolidated statements of earnings and comprehensive income for the quarters and six months ended June 26, 2016 and June 28, 2015, and the consolidated statements of cash flows and stockholders’ equity for the six months ended June 26, 2016 and June 28, 2015. These financial statements are the responsibility of the Corporation’s management.

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

July 20, 2016

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

On January 26, 2016, we entered into definitive agreements to separate and combine our Information Systems & Global Solutions (IS&GS) business segment with Leidos Holdings, Inc. (Leidos) in a Reverse Morris Trust transaction. The transaction is expected to close in the third quarter of 2016. Until closing, IS&GS will continue to operate as a business segment and financial results for the IS&GS business segment will be reported in our continuing operations. See Note 3 under the caption “Planned Divestiture of the Information Systems & Global Solutions Business” for an update regarding the state of the transaction.

Our 2016 outlook currently includes amounts for the government IT infrastructure services and technical services businesses we expect to divest. The 2016 outlook will not be adjusted to exclude these business until a divestiture is completed. We expect 2016 net sales will increase in the high single to low-double digit range from 2015 levels. The projected growth is driven by the addition of Sikorsky Aircraft and increased volume expected on the F-35 program, partially offset by volume declines in three of our five business segments. We expect our 2016 segment operating profit will decline in mid-single digit range from 2015 levels due to an expected decrease in segment operating profit at three of the five business segments. Accordingly, we expect 2016 segment operating profit margin will be below the 2015 levels, in the 10% to 10.5% range.

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

	Quarters Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Net sales	$12,914	$11,643	$24,616	$21,754
Cost of sales	(11,490)	(10,272)	(21,957)	(19,120)
Gross profit	1,424	1,371	2,659	2,634
Other income, net	142	74	204	167
Operating profit	1,566	1,445	2,863	2,801
Interest expense	(166)	(104)	(330)	(197)
Other non-operating income, net	—	2	1	5
Earnings before income taxes	1,400	1,343	2,534	2,609
Income tax expense	(379)	(414)	(615)	(802)
Net earnings	1,021	929	1,919	1,807
Diluted earnings per common share	$3.32	$2.94	$6.23	$5.68

Certain amounts reported in other income, net, primarily our share of earnings or losses from equity method investees, are included in the operating profit of our business segments. Accordingly, such amounts are included in the discussion of our business segment results of operations.

Net Sales

We generate sales from the delivery of products and services to our customers. Product sales are predominantly generated in our Aeronautics, MFC, MST and Space Systems business segments and most of our service sales are generated in our Aeronautics, IS&GS and MST business segments. Our consolidated net sales were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Products	$10,045	$9,157	$18,989	$17,010
Services	2,869	2,486	5,627	4,744
Total net sales	$12,914	$11,643	$24,616	$21,754

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Product Sales

Our product sales represented 78% of our total net sales during the quarter ended June 26, 2016 and 79% of total net sales during the quarter ended June 28, 2015. Product sales increased $888 million, or 9.7%, in the quarter ended June 26, 2016 compared to the same period in 2015, primarily due to increased product sales of about $890 million at MST and about $165 million at Aeronautics, partially offset by decreased products sales of about $95 million at Space Systems and $75 million at IS&GS. The increase in product sales at MST was attributable to sales from Sikorsky which was acquired in the fourth quarter of 2015. The increase at Aeronautics was primarily attributable to the F-35 program due to increased volume partially offset by decreased aircraft deliveries (C-5 program). The decrease in product sales at Space Systems was primarily attributable to decreased volume for government satellite programs (Space Based Infrared System (SBIRS) and Advanced Extremely High Frequency (AEHF) programs), partially offset by increased volume for strategic missile systems programs. The decrease in product sales at IS&GS was primarily attributable to lower net sales as a result of completion of certain programs and lower volume.

Our product sales represented 77% of our total net sales during the six months ended June 26, 2016 and 78% of total net sales during the six months ended June 28, 2015. Product sales increased $2.0 billion, or 11.6%, in the six months ended June 26, 2016 compared to the same period in 2015, primarily due to increased product sales of about $1.6 billion at MST and about $630 million at Aeronautics, partially offset by decreased products sales of about $180 million at Space Systems and about $120 million at IS&GS. The increase in product sales at MST is primarily attributable to sales from Sikorsky which was acquired in the fourth quarter of 2015. The increase at Aeronautics was primarily attributable to the F-35 program due to increased volume and increased aircraft deliveries (C-130). The decrease in product sales at Space Systems was primarily attributable to decreased volume for government satellite programs (primarily SBIRS, AEHF and MUOS), partially offset by increased volume for the Orion and strategic missile systems programs. The decrease in product sales at IS&GS was primarily attributable to lower net sales as a result of completion of certain programs and lower volume.

Service Sales

Our service sales represented 22% of our total net sales during the quarter ended June 26, 2016 and 21% of total net sales during the quarter ended June 28, 2015. Service sales increased $383 million, or 15.4%, in the quarter ended June 26, 2016 compared to the same period in 2015. The increase in service sales is primarily due to increased sales of about $250 million at MST attributable to sales from Sikorsky and increased sales of about $80 million at Aeronautics, primarily attributable to increased sustainment activities for the F-35 program and higher volume for the F-22 program.

Our service sales represented 23% of our total net sales during the six months ended June 26, 2016 and 22% of total net sales during the six months ended June 28, 2015. Service sales increased $883 million, or 18.6%, in the six months ended June 26, 2016 compared to the same period in 2015. The increase in service sales is primarily due to increased sales of about $540 million at MST attributable to sales from Sikorsky and increased sales of $280 million at Aeronautics, primarily attributable to increased sustainment activities for the F-35 program and higher volume for the F-22 program.

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

	Quarters Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Cost of sales - products	$ (9,086)	$ (8,102)	$ (17,178)	$ (15,053)
% of product sales	90.5%	88.5%	90.5%	88.5%
Cost of sales - services	(2,548)	(2,216)	(5,011)	(4,167)
% of service sales	88.8%	89.1%	89.1%	87.8%
Severance charges	—	—	(99)	—
Other unallocated, net	144	46	331	100
Total cost of sales	$ (11,490)	$ (10,272)	$ (21,957)	$ (19,120)

The following discussion of material changes in our consolidated cost of sales for products and services should be read in tandem with the preceding discussion of changes in our consolidated net sales and our business segment results of operations. We have not identified any developing trends in cost of sales for products and services that would have a material impact on our future operations.

Product Costs

Product costs increased $984 million, or 12.1%, during the quarter ended June 26, 2016 compared to the same period in 2015, primarily due to increased product costs of about $980 million at MST and about $130 million at Aeronautics partially offset by decreased product costs of about $95 million at IS&GS and about $70 million at Space Systems. The increase at MST is primarily attributable to operating costs generated by Sikorsky, which was acquired in the fourth quarter of 2015. The increase at Aeronautics is primarily attributable to increased volume for the F-35 program partially offset by decreased aircraft deliveries (C-5 program). The decrease at IS&GS is primarily attributable to lower costs due to close-out activities on the completion of various programs. The decrease at Space Systems is primarily attributable to decreased volume for government satellite programs (SBIRS and AEHF), partially offset by increased volume for strategic missile systems programs.

Product costs increased $2.1 billion, or 14.1%, during the six months ended June 26, 2016 compared to the same period in 2015, primarily due to increased product costs of about $1.7 billion at MST and about $565 million at Aeronautics partially offset by decreased products costs of about $125 million at IS&GS and about $110 million at Space Systems. The increase at MST is primarily attributable to operating costs generated by Sikorsky, which was acquired in the fourth quarter of 2015. The increase at Aeronautics is primarily attributable to increased volume for the F-35 program and increased aircraft deliveries (C-130 program). The decrease at IS&GS is primarily attributable to lower costs as a result of completion of certain programs and lower volume. The decrease at Space Systems is primarily attributable to decreased volume for government satellite programs (SBIRS, AEHF and MUOS), partially offset by increased volume for the Orion program as well as strategic missile systems programs.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Service Costs

Service costs increased $332 million, or 15.0%, during the quarter ended June 26, 2016 compared to the same period in 2015, primarily due to increased service costs of about $225 million at MST and $85 million at Aeronautics. The increase at MST is primarily attributable to operating costs generated by Sikorsky, which was acquired in the fourth quarter of 2015. The increase at Aeronautics is primarily attributable to increased sustainment activities for the F-35 program and higher volume for the F-22 program.

Service costs increased $844 million, or 20.3%, during the six months ended June 26, 2016 compared to the same period in 2015, primarily due to increased service costs of about $495 million at MST and about $270 million at Aeronautics. The increase at MST is primarily attributable to operating costs generated by Sikorsky, which was acquired in the fourth quarter of 2015. The increase at Aeronautics is primarily attributable to increased sustainment activities for the F-35 program and higher volume for the F-22 program.

Severance Charges

During the first quarter of 2016, we recorded severance charges totaling approximately $99 million, of which $80 million related to our Aeronautics business segment and $19 million related to our IS&GS business segment. The charges consisted of severance costs associated with the planned elimination of certain positions through either voluntary or involuntary actions. Upon separation, terminated employees will receive lump-sum severance payments primarily based on years of service, the majority of which are expected to be paid by the end of 2016. As of June 26, 2016, we have paid approximately $34 million in severance payments associated with these actions, substantially all of which was paid in the quarter ended June 26, 2016.

We expect to recover a substantial amount of these charges through the pricing of our products and services to the U.S. Government and other customers. During the quarter and six months ended June 26, 2016, we recovered about $50 million and $75 million related to severance actions initiated in periods prior to the quarter ended June 26, 2016.

Other Unallocated, Net

Other unallocated, net primarily includes the FAS/CAS pension adjustment as described in the “Business Segment Results of Operations” section below, stock-based compensation and other corporate costs. These items are not allocated to the business segments and, therefore, are excluded from the cost of sales for products and services. Other unallocated, net was $144 million and $331 million of income during the quarter and six months ended June 26, 2016 compared to $46 million and $100 million of income during the quarter and six months ended June 28, 2015.

The increase was primarily attributable to the increase in the FAS/CAS pension adjustment, partially offset by fluctuations in other costs associated with various corporate items, none of which were individually significant. The increase in the FAS/CAS pension adjustment was primarily attributable to higher CAS pension costs during the six months ended June 26, 2016 resulting from the phase in of CAS harmonization rules, as disclosed in our 2015 Form 10-K.

Other Income, Net

Other income, net primarily includes our share of earnings or losses from equity method investees. During the quarter and six months ended June 26, 2016, other income, net was $142 million and $204 million, compared to $74 million and $167 million for the quarter and six month ended June 28, 2015. The increase was primarily attributable to increased earnings generated by equity method investees, as discussed in the “Business Segment Results of Operations” section below.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Interest Expense

Interest expense was $166 million and $330 million during the quarter and six months ended June 26, 2016, compared to $104 million and $197 million during the quarter and six months ended June 28, 2015. The increase was primarily due to interest from the issuance of $7.0 billion of long-term debt in the fourth quarter of 2015, used to fund the acquisition of Sikorsky, and $2.25 billion of long-term debt in February of 2015 (See “Financial Condition – Capital Resources”) below.

Other Non-Operating Income, Net

There was no other non-operating income during the quarter ended June 26, 2016. Other non-operating income, net was $1 million during six months ended June 26, 2016. Other non-operating income, net was $2 million and $5 million during the quarter and six months ended June 28, 2015.

Income Tax Expense

Our effective income tax rates were 27.1% and 24.3% for the quarter and six months ended June 26, 2016 and 30.8% and 30.7% for the quarter and six months ended June 28, 2015. The rates for both periods benefited from tax deductions for U.S. manufacturing activities and for dividends paid to our defined contribution plans with an employee stock ownership plan feature. The rates in the quarter and six months ended June 26, 2016 also benefited from the research and development tax credit, which was permanently extended and reinstated in the fourth quarter of 2015, and from additional tax benefits related to employee share-based payment awards which are now recorded as income tax benefit or expense in earnings effective with the adoption of an accounting standard update during the quarter ended June 26, 2016. See Note 10 (under the caption “Recent Accounting Pronouncements”). We early adopted the accounting standard update during the second quarter of 2016 and are therefore required to report the impacts as though the accounting standard update had been adopted on January 1, 2016. Accordingly, we recognized additional income tax benefits of $11 million and $115 million during the quarter and six months ended June 26, 2016. The adjustments for the second quarter included only the quarterly impacts, whereas the adjustments for the first six months of 2016 include the second quarter impacts and the reclassification of income tax benefits of $104 million originally recognized in additional paid-in capital and cash flows from financing activities in the first quarter of 2016.

Future changes in tax law could significantly impact our provision for income taxes, the amount of taxes payable, and our deferred tax asset and liability balances. Recent proposals to lower the U.S. corporate income tax rate would require us to reduce our net deferred tax assets upon enactment of new tax legislation, with a corresponding material, one-time, non-cash increase in income tax expense, but our income tax expense and payments would be materially reduced in subsequent years. Our net deferred tax assets were $5.8 billion at June 26, 2016 and $5.9 billion at December 31, 2015, based on a 35% Federal statutory income tax rate, and primarily relate to our postretirement benefit plans. If legislation reducing the Federal statutory income tax rate to 25% had been enacted at June 26, 2016, our net deferred tax assets would have been reduced by $1.7 billion and we would have recorded a corresponding one-time, non-cash increase in income tax expense of $1.7 billion. This additional expense would be less if the legislation phased in the tax rate reduction or if the final rate was higher than 25%. The amount of net deferred tax assets will change periodically based on several factors, including the measurement of our postretirement benefit plan obligations and actual cash contributions to our postretirement benefit plans.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Net Earnings

Net earnings for the quarter and six months ended June 26, 2016 were $1.0 billion ($3.32 per share) and $1.9 billion ($6.23 per share) compared to $929 million ($2.94 per share) and $1.8 billion ($5.68 per share) for the quarter and six months ended June 28, 2015. Both net earnings and earnings per share were affected by the factors mentioned above.

BUSINESS SEGMENT RESULTS OF OPERATIONS

We operate in five business segments: Aeronautics, IS&GS, MFC, MST and Space Systems. We organize our business segments based on the nature of the products and services offered. During the fourth quarter of 2015, we realigned certain programs among our business segments. The amounts, discussion and presentation of our business segments for all periods presented in these consolidated financial statements reflect the program realignment. Additionally, the results of our MST business segment include the operations of Sikorsky since its November 6, 2015 acquisition date. Accordingly, the results of Sikorsky operations are included in our business segment results of operations for the quarter and six months ended June 26, 2016 but not for the quarter and six months ended June 28, 2015.

Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation. Operating profit of our business segments includes our share of earnings or losses from equity method investees as the operating activities of the equity method investees are closely aligned with the operations of our business segments. United Launch Alliance (ULA), which is part of our Space Systems business segment, is our primary equity method investee. Operating profit of our business segments excludes the FAS/CAS pension adjustment described below; expense for stock-based compensation; the effects of items not considered part of management’s evaluation of segment operating performance, such as charges related to significant severance actions and certain asset impairments; gains or losses from divestitures; the effects of certain legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. See Note 10 (under the caption “Changes in Estimates”) for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Net sales
Aeronautics	$ 4,375	$ 4,131	$ 8,174	$ 7,265
Information Systems & Global Solutions	1,337	1,408	2,671	2,798
Missiles and Fire Control	1,680	1,649	3,114	3,032
Mission Systems and Training	3,303	2,165	6,307	4,144
Space Systems	2,219	2,290	4,350	4,515
Total net sales	$ 12,914	$ 11,643	$ 24,616	$ 21,754

Operating profit
Aeronautics	$ 478	$ 444	$ 898	$ 815
Information Systems & Global Solutions	151	107	260	252
Missiles and Fire Control	253	293	474	579
Mission Systems and Training	202	262	431	442
Space Systems	340	294	584	618
Total business segment operating profit	1,424	1,400	2,647	2,706
Unallocated items
FAS/CAS pension adjustment
FAS pension expense	(254)	(284)	(508)	(568)
Less: CAS pension cost	497	404	997	807
FAS/CAS pension adjustment	243	120	489	239
Stock-based compensation	(53)	(49)	(97)	(89)
Severance charges	—	—	(99)	—
Other, net	(48)	(26)	(77)	(55)
Total unallocated items	142	45	216	95
Total consolidated operating profit	$ 1,566	$ 1,445	$ 2,863	$ 2,801

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

Comparability of our segment sales, operating profit and operating margin may be impacted favorably or unfavorably by changes in profit booking rates on our contracts accounted for using the percentage-of-completion method of accounting. Increases in the profit booking rates, typically referred to as risk retirements, usually relate to revisions in the estimated total costs that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate resulting in an increase in the estimated total costs to complete and a reduction in the profit booking rate. Increases or decreases in profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Segment operating profit and margin may also be impacted favorably or unfavorably by other items. Favorable items may include the positive resolution of contractual matters, cost recoveries on restructuring charges, insurance recoveries and gains on sales of assets. Unfavorable items may include the adverse resolution of contractual matters; restructuring charges, except for significant severance actions which are excluded from segment operating results; reserves for disputes; certain asset impairments; and losses on sales of assets.

We have a contract to provide an integrated air and missile defense system to an international customer. In the quarter ended March 29, 2015, we revised our estimated costs to complete the program as a consequence of performance issues and recorded a reserve of $70 million. Since that time, we have continued to experience issues related to customer requirements and the implementation of this contract and have periodically accrued additional reserves. Consequently, we are re-evaluating the scope, estimated costs, and viability of the program and the possibility of additional customer funding. Depending on the outcome of this re-evaluation, it is possible that we may have to record additional loss reserves in future periods, which could be material to our operating results. However, as this re-evaluation is in process and will include ongoing discussions with our customer, we cannot make an estimate of the total expected costs at this time due to uncertainties inherent in the estimation process.

Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters increased segment operating profit by approximately $435 million and $840 million during the quarter and six months ended June 26, 2016 and $550 million and $1.0 billion for the quarter and six months ended June 28, 2015.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Aeronautics

Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Net sales	$4,375	$4,131	$8,174	$7,265
Operating profit	478	444	898	815
Operating margin	10.9%	10.7%	11.0%	11.2%

Aeronautics’ net sales during the quarter ended June 26, 2016 increased $244 million, or 6 percent, compared to the same period in 2015. The increase was primarily attributable to higher net sales of approximately $390 million for the F-35 program due to increased volume on aircraft production and sustainment activities. This increase was partially offset by lower net sales of approximately $180 million for the C-5 program due to decreased deliveries (two aircraft delivered in the second quarter of 2016 compared to four delivered in the same period in 2015) and sustainment activities.

Aeronautics’ operating profit during the quarter ended June 26, 2016 increased $34 million, or 8 percent, compared to the same period in 2015. Operating profit increased approximately $60 million for the F-35 program due to increased volume and sustainment activities and higher risk retirements. This increase was partially offset by lower operating profit of approximately $25 million on various programs, primarily due to lower risk retirements and decreased volume. Adjustments not related to volume, including net profit booking rate adjustments, were approximately $25 million lower during the quarter ended June 26, 2016 compared to the quarter ended June 28, 2015.

Aeronautics’ net sales during the six months ended June 26, 2016 increased $909 million, or 13 percent, compared to the same period in 2015. The increase was primarily attributable to higher net sales of approximately $790 million for the F-35 program due to increased volume on aircraft production and sustainment activities; and approximately $200 million for the C-130 program due to increased deliveries (12 aircraft delivered in the second quarter of 2016 compared to 10 delivered in the same period in 2015), contract mix and sustainment activities. These increases were partially offset by lower net sales of approximately $100 million for the C-5 program due primarily to decreased deliveries (four aircraft delivered in the second quarter of 2016 compared to five delivered in the same period in 2015) and sustainment activities.

Aeronautics’ operating profit during the six months ended June 26, 2016 increased $83 million, or 10 percent, compared to the same period in 2015. Operating profit increased approximately $90 million for the F-35 program due to increased volume and sustainment activities and higher risk retirements. This increase was partially offset by lower operating profit on various programs, primarily due to lower risk retirements. Adjustments not related to volume, including net profit booking rate adjustments, were approximately $30 million lower during the six months ended June 26, 2016 compared to the six months ended June 28, 2015.

We expect Aeronautics’ 2016 net sales to increase in the high-single digit percentage range as compared to 2015 due to increased volume on the F-35 and C-130 programs, partially offset by decreased volume on other aircraft programs. Operating profit is expected to increase in the mid-single digit percentage range, driven by increased volume and risk retirements on the F-35 program, partially offset by contract mix and lower risk retirements on C-130 and other aircraft programs, resulting in a slight decrease in operating margin between years.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Information Systems & Global Solutions

Summary operating results for our IS&GS business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Net sales	$1,337	$1,408	$2,671	$2,798
Operating profit	151	107	260	252
Operating margin	11.3%	7.6%	9.7%	9.0%

IS&GS’ net sales during the quarter ended June 26, 2016 decreased $71 million, or 5 percent, compared to the same period in 2015. The decrease was attributable to lower net sales of approximately $50 million as a result of the completion of certain programs to provide IT solutions to U.S. defense and intelligence agencies (including the U.S. Army Corps of Engineers (ACE) IT program) and increased competition, coupled with the fragmentation of existing large contracts into multiple smaller contracts that are awarded primarily on the basis of price when re-competed; and approximately $20 million due to lower volume, primarily as a result of schedule delays caused by development issues on a large international data center migration and consolidation program due to unanticipated challenges in application remediation and data center migration activities.

IS&GS’ operating profit during the quarter ended June 26, 2016 increased $44 million, or 41 percent, compared to the same period in 2015. The increase was primarily attributable to higher operating profit of approximately $40 million due to contract close-out activities and completion of various programs and, to a lesser extent, improved program performance; and approximately $20 million due to reserves recorded in the second quarter of 2015 that were not repeated in the second quarter of 2016. These increases were partially offset by lower operating profit of approximately $15 million as a result of the development issues on the international data center migration and consolidation program described above. Adjustments not related to volume, including net profit booking rate adjustments were approximately $55 million higher in the second quarter of 2016 compared to the same period in 2015.

IS&GS’ net sales during the six months ended June 26, 2016 decreased $127 million, or 5 percent, compared to the same period in 2015. The decrease was primarily attributable to lower net sales of approximately $115 million as a result of the completion of certain programs to provide IT solutions to U.S. defense and intelligence agencies (including the ACE IT program) and increased competition, coupled with the fragmentation of existing large contracts into multiple smaller contracts that are awarded primarily on the basis of price when re-competed; and approximately $10 million due to lower volume.

IS&GS’ operating profit during the six months ended June 26, 2016 increased $8 million, or 3 percent, compared to the same period in 2015. The increase was primarily attributable to higher operating profit of approximately $30 million due to contract close-out activities and the completion of various programs and, to a lesser extent, improved program performance; and approximately $20 million due to reserves recorded in the six months ended June 28, 2015 that were not repeated in the six months ended June 26, 2016. These increases were partially offset by lower operating profit of approximately $40 million as a result of the development issues on the international data center migration and consolidation program described above. Adjustments not related to volume, including net profit booking rate adjustments, were approximately $25 million higher in the six months ended June 26, 2016 compared to the six months ended June 28, 2015.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

We expect IS&GS’ 2016 net sales to decline in the high-single digit percentage range as compared to 2015, primarily driven by a loss of key contracts in an increasingly competitive environment, along with volume contraction on the segment’s major contracts. Operating profit is expected to decline at a higher percentage range in 2016, as compared to net sales percentage declines, driven by higher margin program losses and re-compete programs awarded at lower margins. The declines in operating profit are expected to be partially offset by increased operating profit from contract closeout activities and completion of various programs, resulting in 2016 margins that are slightly lower than 2015 results.

Missiles and Fire Control

Summary operating results for our MFC business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Net sales	$ 1,680	$1,649	$3,114	$3,032
Operating profit	253	293	474	579
Operating margin	15.1%	17.8%	15.2%	19.1%

MFC’s net sales during the quarter ended June 26, 2016 increased $31 million, or 2 percent, compared to the same period in 2015. The increase was attributable to higher net sales of approximately $60 million for fire control programs due to increased deliveries (including SNIPER® and Special Operations Forces Contractor Logistics Support Services (SOF CLSS)); and approximately $35 million for air and missile defense programs (primarily Patriot Advanced Capability-3 (PAC-3) due to increased deliveries). This increase was partially offset by lower net sales of approximately $45 million for tactical missiles programs due to fewer deliveries (primarily Guided Multiple Launch Rocket Systems (GMLRS)); and approximately $20 million for various other programs due to lower volume.

MFC’s operating profit during the quarter ended June 26, 2016 decreased $40 million, or 14 percent, compared to the same period in 2015. The decrease was attributable to lower operating profit of approximately $15 million for air and missile defense programs primarily due to a reserve for contractual matters, lower risk retirements and contract mix; approximately $15 million for tactical missile programs, primarily due to lower risk retirements on various programs and fewer deliveries (primarily GMLRS); and approximately $10 million for fire control programs, primarily due to lower risk retirements (Apache) and program mix. Adjustments not related to volume, including net profit booking rate adjustments, were approximately $35 million lower in the second quarter of 2016 compared to the same period in 2015.

MFC’s net sales during the six months ended June 26, 2016 increased $82 million, or 3 percent, compared to the same period in 2015. The increase was primarily attributable to higher net sales of approximately $140 million for fire control programs due to increased deliveries (including SNIPER, SOF CLSS and LANTIRN®). This increase was partially offset by lower net sales of approximately $55 million for air and missile defense programs (primarily Terminal High Altitude Area Defense due to lower volume, partially offset by increased deliveries for PAC-3).

MFC’s operating profit during the six months ended June 26, 2016 decreased $105 million, or 18 percent, compared to the same period in 2015. Operating profit decreased approximately $60 million for air and missile defense programs, primarily as a result of lower risk retirements (PAC-3), a reserve for contractual matters, and contract mix; approximately $25 million for fire control programs, primarily due to lower risk retirements (Apache) and program mix; and approximately $15 million for tactical missile programs, primarily due to lower risk retirements. Adjustments not related to volume, including net profit booking rate adjustments, were approximately $115 million lower in the six months ended June 26, 2016, compared to the six months ended June 28, 2015.

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

Mission Systems and Training

Summary operating results for our MST business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Net sales	$ 3,303	$2,165	$6,307	$4,144
Operating profit	202	262	431	442
Operating margin	6.1%	12.1%	6.8%	10.7%

MST’s net sales during the quarter ended June 26, 2016 increased $1.1 billion, or 53 percent, compared to the same period in 2015. The increase was primarily attributable to net sales of approximately $1.2 billion from Sikorsky, net of adjustments required to account for the acquisition of this business which occurred in the fourth quarter of 2015. This increase was partially offset by lower net sales of approximately $60 million for various programs, primarily due to decreased volume.

MST’s operating profit during the quarter ended June 26, 2016 decreased $60 million, or 23 percent, compared to the same period in 2015. The decrease was primarily attributable to lower operating profit of approximately $30 million from undersea systems programs, which includes a reserve for performance matters on an international program and lower risk retirements; and due to an operating loss of approximately $30 million from Sikorsky due primarily to intangible amortization and adjustments required to account for the acquisition of this business. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $35 million lower in the second quarter of 2016 compared to the same period in 2015.

MST’s net sales during the six months ended June 26, 2016 increased $2.2 billion, or 52 percent, compared to the same period in 2015. The increase was primarily attributable to net sales of approximately $2.2 billion from Sikorsky, net of adjustments required to account for the acquisition of this business.

MST’s operating profit during the six months ended June 26, 2016 decreased $11 million, or 2 percent, compared to the same period in 2015. The decrease was primarily attributable to an operating loss of approximately $90 million from Sikorsky due primarily to intangible amortization and adjustments required to account for the acquisition of this business. This decrease was partially offset by higher operating profit of approximately $55 million for training and logistics programs due primarily to higher risk retirements, including the favorable resolution of contract matters; and approximately $30 million for undersea systems programs due primarily to higher reserves for performance matters on an international program in the first six months of 2015 compared to the first six months of 2016. Adjustments not related to volume, including net profit booking rate adjustments, were approximately $55 million higher in the six months ended June 26, 2016, compared to the six months ended June 28, 2015.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

We expect MST’s 2016 net sales to increase in the mid-double digit percentage range compared to 2015, due to the inclusion of Sikorsky programs for a full year, partially offset by a decline in volume due to the completion of certain programs. Operating profit is expected to increase in the low single-digit percentage range on higher volume, and operating margin is expected to decline due to costs associated with the Sikorsky acquisition, including the impact of purchase accounting adjustments, integration costs and inherited restructuring costs associated with actions committed to by Sikorsky prior to acquisition.

Space Systems

Summary operating results for our Space Systems business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Net sales	$ 2,219	$2,290	$4,350	$4,515
Operating profit	340	294	584	618
Operating margin	15.3%	12.8%	13.4%	13.7%

Space Systems’ net sales during the quarter ended June 26, 2016 decreased $71 million, or 3 percent, compared to the same period in 2015. The decrease was primarily attributable to lower net sales of approximately $115 million for government satellite programs due to decreased volume (primarily Space Based Infrared System (SBIRS), Advanced Extremely High Frequency (AEHF) and Mobile User Objective System (MUOS)). This decrease was partially offset by higher net sales of approximately $40 million for strategic and defensive missile systems due to increased volume.

Space Systems’ operating profit in the second quarter of 2016 increased $46 million, or 16 percent, compared to the same period in 2015. The increase was primarily attributable to approximately $80 million of increased equity earnings in joint ventures (primarily ULA). This increase was partially offset by lower operating profit of approximately $20 million for government satellite programs due primarily to lower risk retirements (SBIRS and MUOS); and approximately $20 million for commercial satellite programs due primarily to performance matters on certain programs. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $75 million lower in the second quarter of 2016 compared to the same period in 2015.

Space Systems’ net sales during the six months ended June 26, 2016 decreased $165 million, or 4 percent, compared to the same period in 2015. The decrease was attributable to lower net sales of approximately $245 million for government satellite programs due to decreased volume (primarily SBIRS, AEHF and MUOS). This decrease was partially offset by higher net sales of approximately $40 million for the Orion program due to increased volume; and approximately $30 million for strategic and defensive missile systems due to increased volume.

Space Systems’ operating profit during the six months ended June 26, 2016 decreased $34 million, or 6 percent, compared to the same period in 2015. The decrease was primarily attributable to lower operating profit of approximately $55 million for government satellite programs due to lower risk retirements (SBIRS and MUOS) and decreased volume; and approximately $25 million for commercial satellite programs due to performance matters on certain programs. These decreases were partially offset by approximately $55 million of increased equity earnings in joint ventures (primarily ULA). Adjustments not related to volume, including net profit booking rate adjustments, were approximately $135 million lower in the six months ended June 26, 2016, compared to the six months ended June 28, 2015.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Total equity earnings recognized by Space Systems (primarily ULA) represented approximately $120 million, or 35 percent, and approximately $170 million, or 29 percent, of this business segment’s operating profit for the quarter and six months ended June 26, 2016, compared to approximately $40 million, or 14 percent, and $115 million, or 19 percent, for the quarter and six months ended June 28, 2015.

We expect Space Systems’ net sales to decline in the mid-single digit percentage range in 2016 as compared to 2015, primarily driven by program lifecycles and volume on government satellite programs. Operating profit is expected to decline in the mid-single digit percentage range on lower sales volume, partially offset by increased equity earnings in joint ventures. As a result, operating margin is expected to decline slightly between the years.

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

We have generated strong operating cash flows, which have been the primary source of funding for our operations, capital expenditures, debt service and repayments, dividends, share repurchases and postretirement benefit plan contributions. Based on a cash deployment initiative we announced in October 2014, we plan to reduce our total outstanding share count to below 300 million shares by the end of 2017, market conditions and our fiduciary obligations permitting. The total remaining authorization for future common share repurchases under our share repurchase program was $2.6 billion as of June 26, 2016. Additionally, if the transaction to separate and combine the IS&GS business segment with Leidos is structured as a split-off, as currently contemplated, our outstanding share count will be reduced by the number of shares our stockholders elect to exchange for shares of Leidos.

We have accessed the capital markets opportunistically as we did in February 2015 when we issued $2.25 billion of long-term debt and as needed as we did in November 2015 when we issued $7.0 billion of long-term debt in connection with our acquisition of Sikorsky. We expect our cash from operations will continue to be sufficient to support our operations and anticipated capital expenditures for the foreseeable future. However, we expect to continue to issue commercial paper backed by our revolving credit facility to manage the timing of our cash flows. We expect to receive a tax-free special cash payment of approximately $1.8 billion as a result of the anticipated divestiture of our IS&GS business segment in the third quarter of 2016 that we intend to use to repay debt, pay dividends or repurchase stock, although the timing and closing of the transaction are uncertain and subject to approval by Leidos’ stockholders of the issuance of the Leidos shares in the merger and the satisfaction of customary closing conditions, including regulatory approvals, the absence of a material adverse change with respect to each of IS&GS and Leidos, the receipt of solvency opinions and opinions of tax counsel. As mentioned in the “Capital Resources” section below, we have financial resources available to fund potential cash outflows that are less predictable or more discretionary, should they occur. We also have access to credit markets, if needed, for liquidity or general corporate purposes, including, but not limited to, our revolving credit facility or the ability to issue commercial paper, and letters of credit to support customer advance payments and for other trade finance purposes such as guaranteeing our performance on particular contracts.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	Six Months Ended
	June 26, 2016	June 28, 2015
Cash and cash equivalents at beginning of year	$ 1,090	$ 1,446

Operating activities
Net earnings	1,919	1,807
Non-cash adjustments	789	579
Changes in working capital	(402)	(1,095)
Other, net	834	929
Net cash provided by operating activities	3,140	2,220
Net cash used for investing activities	(327)	(218)
Net cash used for financing activities	(2,634)	(246)
Net change in cash and cash equivalents	179	1,756
Cash and cash equivalents at end of period	$ 1,269	$ 3,202

Operating Activities

Net cash provided by operating activities increased $920 million during the six months ended June 26, 2016, compared to the same period in 2015, primarily due to a decrease in cash used for changes in working capital of $693 million from the comparable period in 2015 and recording $115 million of additional tax benefits related to the vesting or settlement of share based awards as operating cash flows upon adoption of the accounting standards update for stock compensation. The change in working capital is defined as receivables and inventories less accounts payable and customer advances and amounts in excess of costs incurred. The change in working capital was largely driven by timing of payments for accounts payable and timing of cash receipts for customer advances and amounts in excess of cost incurred. We made net income tax payments of $485 million during the six months ended June 26, 2016, compared to $500 million during the six months ended June 28, 2015. We made interest payments of $281 million during the six months ended June 26, 2016, compared to $162 million during the six months ended June 28, 2015.

We may determine to fund customer programs ourselves pending government appropriations. If we incur costs in excess of funds obligated on a contract, we may be at risk for reimbursement of the excess costs. In 2014 and 2015, we received customer authorization and initial funding to begin producing F-35 aircraft to be acquired under low-rate initial production (LRIP) 9 and 10 contracts, respectively. We continue to negotiate these contracts with our customer. Throughout the negotiation process, we have incurred costs in excess of funds obligated and have provided multiple notifications to our customer that current funding is insufficient to cover the production process. Despite not yet receiving additional funding, we continued work in an effort to meet our customer’s desired aircraft delivery dates. As a result, as of June 26, 2016, we have about $900 million of potential cash exposure and $3.0 billion in termination liability exposure related to the F-35 LRIP 9 and 10 contracts. We are currently negotiating final contract terms with our customer and expect to receive additional funding by the end of 2016.

Investing Activities

Net cash used for investing activities increased $109 million during the six months ended June 26, 2016, compared to the same period in 2015 primarily due to an increase of $77 million in capital expenditures. Capital expenditures amounted to $386 million and $309 million during the six months ended June 26, 2016 and June 28, 2015.

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

Financing Activities

Net cash used for financing activities was $2.6 billion during the six months ended June 26, 2016, as compared to $246 million the same period in 2015. Net cash used for financing activities during the six months ended June 26, 2016 was primarily driven by dividend payments, share repurchases and repayments of long-term debt according to their scheduled maturities. Net cash used for financing activities during the six months ended June 28, 2015 was primarily driven by share repurchases and dividend payments partially offset by, proceeds from the February 2015 debt issuance. We paid $1.0 billion and $1.5 billion to repurchase 4.5 million and 7.9 million shares of our common stock during the six months ended June 26, 2016 and June 28, 2015, respectively. During the six months ended June 26, 2016, we paid dividends totaling $1.0 billion ($3.30 per share), which included our 2016 second quarter dividend ($1.65 per share). During the six months ended June 28, 2015, we paid dividends totaling $965 million.

In May 2016, we repaid $452 million of long-term notes with a fixed interest rate of 7.65% according to their scheduled maturities. We also had related variable interest rate swaps with a notional amount of $450 million mature, which did not have a significant impact on net earnings or comprehensive income.

On February 20, 2015, we received proceeds of $2.21 billion for the issuance of $2.25 billion of fixed interest rate long-term notes.

Cash received from the issuance of our common stock in connection with employee stock option exercises during the six month ended June 26, 2016 and June 28, 2015 totaled $53 million and $84 million, respectively. Those exercises resulted in the issuance of 0.6 million and 1.1 million shares of our common stock.

Capital Resources

At June 26, 2016, we held cash and cash equivalents of $1.3 billion. As of June 26, 2016, approximately $435 million of our cash and cash equivalents was held outside of the U.S. by our international subsidiaries. Although those balances are generally available to fund ordinary business operations without legal or other restrictions, a significant portion is not immediately available to fund U.S. operations unless repatriated. Our intention is to permanently reinvest earnings from our international subsidiaries, with the exception of any subsidiaries being transferred with the IS&GS divestiture. While we do not intend to do so, if this cash had been repatriated at June 26, 2016, the amount of additional U.S. federal income tax that would be due after considering foreign tax credits would not be significant.

Our outstanding debt, net of unamortized discounts and deferred financing costs, was $14.8 billion as of June 26, 2016 and mainly is in the form of publicly-issued notes that bear interest at fixed rates. In the quarter ended June 26, 2016, we repaid $452 million of long-term notes with a fixed interest rate of 7.65% according to their scheduled maturities. We have scheduled debt maturities of approximately $500 million in the third quarter of 2016 that we plan to repay with available cash. As of June 26, 2016, we were in compliance with all covenants contained in our debt and credit agreements. There were no material changes during the quarter or six months ended June 26, 2016 to our contractual commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2015 Form 10-K that were outside the ordinary course of our business.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

At June 26, 2016, we had a $2.5 billion revolving credit facility (the 5-year Facility) with various banks which expires on October 9, 2020 and is available for general corporate purposes. The undrawn portion of the 5-year Facility is also available to serve as a backup facility for the issuance of commercial paper. We may request and the banks may grant, at their discretion, an increase in the borrowing capacity under the 5-year Facility of up to an additional $500 million. There were no borrowings outstanding under the 5-year Facility as of June 26, 2016.

We have agreements in place with financial institutions to provide for the issuance of commercial paper. In the quarter ended June 26, 2016 we borrowed and fully repaid amounts under our commercial paper programs. At June 26, 2016 no borrowings were outstanding.

Our stockholders’ equity was $3.0 billion at June 26, 2016, a decrease of $100 million from December 31, 2015. The decrease was primarily attributable to dividends declared of $1.5 billion and the repurchase of 4.5 million shares for $1.0 billion, partially offset by net earnings of $1.9 billion, amortization of $346 million in postretirement benefit plan expense and $162 million in stock-based awards and employee stock ownership plan (ESOP) activity. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.

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

The U.S. Government continues to complete various operational tests, including ship trials, mission system evaluations, and weapons testing, with the F-35 aircraft fleet recently surpassing 63,000 flight hours. Progress continues to be made on the production of aircraft. In current production, multiple aircraft for our partner countries and international customers continue to advance. Progress continues in our pursuit of helping the U.S. Air Force declare initial operating capability of the F-35A in 2016. We have seen international progress as the first F-35 international non-partner customer roll out ceremony was held for the Israeli “Adir” in the second quarter of 2016. In addition, the F-35 was selected by the Denmark Parliament as their next generation fighter aircraft. During the second quarter of 2016 two F-35 aircraft also arrived at an airshow in the Netherlands. As of June 26, 2016, we have delivered 174 production aircraft to our U.S. and international partners, and have 107 production aircraft in backlog, including orders from our international partners.

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

Recent Accounting Pronouncements

See Note 10 (under the caption “Recent Accounting Pronouncements”) for information related to new accounting standards.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 26, 2016. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of June 26, 2016.

There were no changes in our internal control over financial reporting during the quarter ended June 26, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements

This Form 10-Q contains statements that, to the extent they are not recitations of historical fact, constitute forward-looking statements within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “scheduled,” “forecast” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results may differ materially due to factors such as:

●	our reliance on contracts with the U.S. Government, all of which are conditioned upon the availability of funding;
●	declining budgets; affordability initiatives; the implementation of automatic sequestration under the Budget Control Act of 2011 or Congressional actions intended to replace sequestration;
●	risks related to the development, production, performance, schedule, cost and requirements of complex and technologically advanced programs including our largest, the F-35 program;
●	economic, industry, business and political conditions (domestic and international) including their effects on governmental policy;
●	our success in growing international sales and expanding into adjacent markets and risks associated with doing business in new markets and internationally;
●	the competitive environment for our products and services, including increased market pressures in our services businesses, competition from outside the aerospace and defense industry, and increased bid protests;
●	planned production rates for significant programs and compliance with stringent performance and reliability standards;
●	the performance of key suppliers, teammates, ventures, venture partners, subcontractors and customers;
●	the timing and customer acceptance of product deliveries;
●	our ability to attract and retain key personnel and transfer knowledge to new personnel; the impact of work stoppages or other labor disruptions;
●	the impact of cyber or other security threats or other disruptions to our businesses;
●	our ability to implement capitalization changes such as share repurchase activity and pension funding or debt levels;

Lockheed Martin Corporation

●	our ability to recover certain costs under U.S. Government contracts and changes in contract mix;
●	the accuracy of our estimates and projections;
●	risk of a future impairment of goodwill or other long-term assets;
●	movements in interest rates and other changes that may affect pension plan assumptions and actual returns on pension plan assets;
●	realizing the anticipated benefits of acquisitions or divestitures, ventures, teaming arrangements or internal reorganizations, and our efforts to increase the efficiency of our operations and improve the affordability of our products and services;
●	the ability to successfully integrate the Sikorsky business and realize synergies and other expected benefits of this acquisition, and the impact of oil and gas trends on financial performance;
●	adjustments required as a result of the ongoing purchase accounting analysis related to the Sikorsky acquisition;
●	risks related to the completion of our previously announced transaction with Leidos related to our IS&GS business segment, including anticipated timing; obtaining stockholder and regulatory approvals and anticipated tax treatment; the dependency of any split-off transaction on market conditions; and the value to be received in any split-off transaction and the amount of any potential decrease in outstanding shares or book gain;
●	the adequacy of our insurance and indemnities;
●	materials availability;
●	the effect of changes in (or the interpretation of): legislation, regulation or policy, including those applicable to procurement (including competition from fewer and larger prime contractors), cost allowability or recovery, accounting, taxation, or export; and
●	the outcome of legal proceedings, bid protests, environmental remediation efforts, government investigations or government allegations that we have failed to comply with law, other contingencies and U.S. Government identification of deficiencies in our business systems.

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

There were no sales of unregistered equity securities in the second quarter 2016.

The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 in the second quarter of 2016.

Period (a)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Amount Available for Future Share Repurchases Under the Plans or Programs (b)
					(in millions)
March 28, 2016 – April 24, 2016	860,792		$224.75	860,649	$2,907
April 25, 2016 – May 29, 2016	809,088		$238.05	808,999	$2,714
May 30, 2016 – June 26, 2016	483,836		$238.57	483,781	$2,599
Total	2,153,716	(c)	$232.85	2,153,429

(a)	We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, June 26, 2016 was the last day of our June 2016 fiscal month.
(b)	In October 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. On September 24, 2015, our Board of Directors authorized a $3.0 billion increase to the program. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans. The program does not have an expiration date.
(c)	In the second quarter of 2016, the total number of shares purchased included 287 shares that were transferred to us by employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units and performance stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the program.

ITEM 6.	Exhibits.

Exhibit No.	Description

2.1	Amendment dated as of June 27, 2016 to Agreement and Plan of Merger, dated as of January 26, 2016, among Lockheed Martin Corporation, Leidos Holdings, Inc., Abacus Innovations Corporation and Lion Merger Co.

2.2	Amendment dated as of June 27, 2016 to Separation Agreement, dated as of January 26, 2016, between Lockheed Martin Corporation and Abacus Innovations Corporation. The schedules to the amendment have been omitted pursuant to Item 601(b)(2) of Regulation S-K, and such schedules and attachments will be furnished to the SEC upon request.

10.1	Lockheed Martin Corporation Deferred Management Incentive Compensation Plan, as amended and restated effective May 16, 2016.

10.2	Lockheed Martin Corporation 2011 Incentive Performance Award Plan, as amended June 23, 2016 effective as of January 1, 2017

12	Computation of Ratio of Earnings to Fixed Charges

Lockheed Martin Corporation

15	Acknowledgment of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Marillyn A. Hewson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Bruce L. Tanner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Marillyn A. Hewson and Bruce L. Tanner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Lockheed Martin Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: July 20, 2016	By: /s/ Brian P. Colan
Brian P. Colan
Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)