Form 10-Q
period 2016-09-25
LOCKHEED MARTIN CORP
filed 2016-10-27
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 25, 2016

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

There were 292,977,354 shares of our common stock, $1 par value per share, outstanding as of September 25, 2016.

Lockheed Martin Corporation

Form 10-Q

For the Quarterly Period Ended September 25, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Lockheed Martin Corporation

Consolidated Statements of Earnings

(unaudited; in millions, except per share data)

	Quarters Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Net sales
Products	$10,062	$8,593	$28,629	$25,066
Services	1,489	1,467	4,867	3,950
Total net sales	11,551	10,060	33,496	29,016

Cost of sales
Products	(9,027)	(7,668)	(25,787)	(22,238)
Services	(1,313)	(1,248)	(4,321)	(3,347)
Severance charges	—	(15)	(80)	(15)
Other unallocated, net	173	(32)	401	(61)
Total cost of sales	(10,167)	(8,963)	(29,787)	(25,661)
Gross profit	1,384	1,097	3,709	3,355
Other income, net	204	95	412	257
Operating profit	1,588	1,192	4,121	3,612
Interest expense	(162)	(104)	(492)	(301)
Other non-operating income, net	1	1	2	6
Earnings from continuing operations before income taxes	1,427	1,089	3,631	3,317
Income tax expense	(338)	(333)	(837)	(1,008)
Net earnings from continuing operations	1,089	756	2,794	2,309
Net earnings from discontinued operations	1,306	109	1,520	363
Net earnings	$2,395	$865	$4,314	$2,672

Earnings per common share
Basic
Continuing operations	$3.64	$2.45	$9.25	$7.41
Discontinued operations	4.38	0.35	5.03	1.16
Basic earnings per common share	$8.02	$2.80	$14.28	$8.57
Diluted
Continuing operations	$3.61	$2.42	$9.13	$7.30
Discontinued operations	4.32	0.35	4.97	1.15
Diluted earnings per common share	$7.93	$2.77	$14.10	$8.45

Cash dividends paid per common share	$1.65	$1.50	$4.95	$4.50

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Comprehensive Income

(unaudited; in millions)

	Quarters Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Net earnings	$2,395	$865	$4,314	$2,672
Other comprehensive income (loss), net of tax
Postretirement benefit plans
Recognition of previously deferred postretirement benefit plan amounts	175	212	521	637
Reclassifications from divestiture of IS&GS business segment	(134)	—	(134)	—
Other, net	72	(77)	66	(88)
Other comprehensive income, net of tax	113	135	453	549
Comprehensive income	$2,508	$1,000	$4,767	$3,221

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Balance Sheets

(unaudited; in millions, except par value)

	September 25, 2016	December 31, 2015

Assets
Current assets
Cash and cash equivalents	$2,895	$1,090
Receivables, net	8,955	7,254
Inventories, net	4,852	4,819
Other current assets	408	441
Assets of discontinued operations	—	969
Total current assets	17,110	14,573

Property, plant and equipment, net	5,369	5,389
Goodwill	10,791	10,695
Intangible assets, net	4,205	4,022
Deferred income taxes	5,850	6,068
Other noncurrent assets	5,414	5,396
Assets of discontinued operations	—	3,161
Total assets	$48,739	$49,304

Liabilities and equity
Current liabilities
Accounts payable	$2,840	$1,745
Customer advances and amounts in excess of costs incurred	6,830	6,703
Salaries, benefits and payroll taxes	1,856	1,707
Current maturities of long-term debt	—	956
Other current liabilities	2,899	1,859
Liabilities of discontinued operations	—	948
Total current liabilities	14,425	13,918

Long-term debt, net	14,304	14,305
Accrued pension liabilities	11,859	11,807
Other postretirement benefit liabilities	1,083	1,070
Other noncurrent liabilities	4,638	4,902
Liabilities of discontinued operations	—	205
Total liabilities	46,309	46,207

Stockholders’ equity
Common stock, $1 par value per share	291	303
Additional paid-in capital	—	—
Retained earnings	13,023	14,238
Accumulated other comprehensive loss	(10,991)	(11,444)
Total stockholders’ equity	2,323	3,097
Noncontrolling interests in subsidiary	107	—
Total equity	2,430	3,097
Total liabilities and equity	$48,739	$49,304

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Cash Flows

(unaudited; in millions)

	Nine Months Ended
	September 25, 2016	September 27, 2015
Operating activities
Net earnings	$4,314	$2,672
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	888	726
Stock-based compensation	124	118
Severance charges	99	35
Gain on divestiture of IS&GS business segment	(1,234)	—
Gain on step acquisition of AWE	(104)	—
Changes in assets and liabilities
Receivables, net	(1,537)	(861)
Inventories, net	(235)	(359)
Accounts payable	1,033	637
Customer advances and amounts in excess of costs incurred	57	(421)
Postretirement benefit plans	787	868
Income taxes	37	126
Other, net	231	196
Net cash provided by operating activities	4,460	3,737

Investing activities
Capital expenditures	(627)	(500)
Other, net	76	89
Net cash used for investing activities	(551)	(411)

Financing activities
Special cash payment from divestiture of IS&GS business segment	1,800	—
Issuance of long-term debt, net of related costs	—	2,213
Repayments of long-term debt	(952)	—
Repurchases of common stock	(1,280)	(2,364)
Dividends paid	(1,518)	(1,427)
Proceeds from stock option exercises	75	126
Other, net	(229)	(20)
Net cash used for financing activities	(2,104)	(1,472)
Net change in cash and cash equivalents	1,805	1,854
Cash and cash equivalents at beginning of period	1,090	1,446
Cash and cash equivalents at end of period	$2,895	$3,300

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Equity

(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiary	Total Equity
Balance at December 31, 2015	$303	$—	$14,238	$(11,444)	$3,097	$—	$3,097
Net earnings	—	—	4,314	—	4,314	—	4,314
Other comprehensive income, net of tax	—	—	—	453	453	—	453
Shares tendered and retired in connection with divestiture of IS&GS business segment	(9)	—	(2,488)	—	(2,497)	—	(2,497)
Repurchases of common stock	(6)	(272)	(1,002)	—	(1,280)	—	(1,280)
Dividends declared	—	—	(2,056)	—	(2,056)	—	(2,056)
Stock-based awards, ESOP activity and other	3	272	17	—	292	—	292
Increase in noncontrolling interests in subsidiary	—	—	—	—	—	107	107
Balance at September 25, 2016	$291	$—	$13,023	$(10,991)	$2,323	$107	$2,430

Balance at December 31, 2014	$314	$—	$14,956	$(11,870)	$3,400	$—	$3,400
Net earnings	—	—	2,672	—	2,672	—	2,672
Other comprehensive income, net of tax	—	—	—	549	549	—	549
Repurchases of common stock	(12)	(478)	(1,874)	—	(2,364)	—	(2,364)
Dividends declared	—	—	(1,926)	—	(1,926)	—	(1,926)
Stock-based awards and ESOP activity and other	4	478	—	—	482	—	482
Balance at September 27, 2015	$306	$—	$13,828	$(11,321)	$2,813	$—	$2,813

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited)

NOTE 1 – BASIS OF PRESENTATION

We prepared these consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. We followed the accounting policies disclosed in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K) filed with the SEC, except for certain aspects of employee share-based payments, which were amended with the adoption of ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (See Note 10).

In the opinion of management, these consolidated financial statements reflect all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations, financial condition and cash flows for the interim periods presented. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates. Significant estimates inherent in the preparation of our consolidated financial statements include, but are not limited to, accounting for sales and cost recognition, postretirement benefit plans, environmental receivables and liabilities, evaluation of goodwill and other assets for impairment, acquisitions and divestitures, income taxes including deferred tax assets, fair value measurements and contingencies. The consolidated financial statements include the accounts of subsidiaries we control and variable interest entities if we are the primary beneficiary. We eliminate intercompany balances and transactions in consolidation.

We close our books and records on the last Sunday of the calendar quarter, which was on September 25 for the third quarter of 2016 and September 27 for the third quarter of 2015, to align our financial closing with our business processes. The consolidated financial statements and tables of financial information included in these consolidated financial statements are labeled based on that convention. This practice only affects interim periods as our fiscal year ends on December 31.

The discussion and presentation of the operating results of our business segments have been impacted by the following recent events.

On August 16, 2016, we completed the previously announced divestiture of the Information Systems & Global Solutions (IS&GS) business segment, which merged with Leidos Holdings, Inc. (Leidos) in a Reverse Morris Trust transaction (the “Transactions”). The Transactions were the culmination of the strategic review of our government information technology infrastructure services business and our technical services business performed in 2015 to explore whether these businesses could achieve greater growth and create more value for customers and stockholders outside of Lockheed Martin. As a result of the divestiture, the operating results of the IS&GS business segment have been classified as discontinued operations in the consolidated statements of earnings for all periods presented and the assets and liabilities of the IS&GS business segment have been classified as assets and liabilities of discontinued operations in the consolidated balance sheet as of December 31, 2015. However, the cash flows of the IS&GS business segment have not been reclassified in our consolidated statements of cash flows as we retained the cash as part of the Transactions. Refer to “Note 3 – Acquisitions and Divestitures” for additional information about the divestiture of the IS&GS business segment.

On August 24, 2016, our ownership interest in the AWE Management Limited (AWE) venture, which operates the United Kingdom’s nuclear deterrent program, increased by 18%. As a result of the increase in ownership interest, we now hold a 51% controlling interest in AWE and are required to consolidate the AWE venture in our consolidated financial statements. Accordingly, the operating results and cash flows of AWE have been included in our consolidated statements of earnings and consolidated statements of cash flows since August 24, 2016, the date we obtained a controlling interest, and the assets and liabilities of AWE are included in the consolidated balance sheet as of September 25, 2016. Previously, we accounted for our investment in AWE using the equity method of accounting. Refer to “Note 3 – Acquisitions and Divestitures” for additional information about the change in ownership of AWE.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

During the third quarter of 2016, the business segment formerly known as Mission Systems and Training (MST) was renamed Rotary and Missions Systems (RMS) to better reflect a broader range of products and capabilities subsequent to the acquisition of Sikorsky Aircraft Corporation (Sikorsky) in November 2015 and the realignment of certain programs from the former IS&GS business segment to RMS in the fourth quarter of 2015. While RMS was renamed to more accurately reflect the expanded portfolio, there was no additional change to the composition of the portfolio in connection with the name change. The information for this segment for all periods included in these consolidated financial statements has been labeled using the new name.

On November 6, 2015, we completed the acquisition of Sikorsky for $9.0 billion, net of cash acquired, and aligned Sikorsky under our RMS business segment. The operating results and cash flows of Sikorsky have been included in our consolidated statements of earnings and consolidated statements of cash flows since the November 6, 2015 acquisition date. Additionally, the assets and liabilities of Sikorsky are included in our consolidated balance sheets as of September 25, 2016 and December 31, 2015. Refer to “Note 3 – Acquisitions and Divestitures” for additional information about the acquisition of Sikorsky and related preliminary purchase accounting.

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

NOTE 2 – EARNINGS PER COMMON SHARE

The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Weighted average common shares outstanding for basic computations	298.5	308.4	302.0	311.9
Weighted average dilutive effect of equity awards	3.6	4.3	3.9	4.4
Weighted average common shares outstanding for diluted computations	302.1	312.7	305.9	316.3

We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units and performance share units and exercise of outstanding stock options based on the treasury stock method. There were no significant anti-dilutive equity awards during the quarters and nine months ended September 25, 2016 or

September 27, 2015.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

NOTE 3 – ACQUISITIONS AND DIVESTITURES

Acquisition of Sikorsky Aircraft Corporation

On November 6, 2015, we completed the acquisition of Sikorsky from United Technologies Corporation (UTC) for $9.0 billion, net of cash acquired. Sikorsky is a global company primarily engaged in the research, design, development, manufacture and support of military and commercial helicopters. Sikorsky’s products include military helicopters such as the H-60 Black Hawk, MH-60R Seahawk, CH-53K, H-92, and commercial helicopters such as the S-76 and S-92. The acquisition enables us to extend our core business into the military and commercial rotary wing segments, allowing us to strengthen our position in the aerospace and defense industry. Further, this acquisition expands our presence in commercial and international markets. Sikorsky has been aligned under our RMS business segment.

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

Preliminary Allocation of Purchase Price to Assets Acquired and Liabilities Assumed

We accounted for the acquisition of Sikorsky as a business combination, which requires us to record the assets acquired and liabilities assumed at fair value. The amount by which the purchase price exceeds the fair value of the net assets acquired is recorded as goodwill. We commenced the appraisals necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. The amounts recorded for certain assets and liabilities are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The final determination of the fair values of certain assets and liabilities will be completed within the measurement period of up to one year from the acquisition date, as permitted under GAAP. The size and breadth of the Sikorsky acquisition will necessitate the need to use the full one year measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the acquisition date including contractual and operational factors underlying the customer programs intangible assets, the trademarks intangible asset, customer contractual obligations, inventories, receivables and customer advances, and the assumptions underpinning certain program and legal reserves. The final values may also result in changes to amortization expense related to intangible assets. The refinements made during the quarter and nine months ended September 25, 2016 did not have a material effect on the acquired assets and liabilities assumed or on net earnings, however, any potential adjustments made could be material in relation to the values presented in the table below.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date, including the refinements described in the previous paragraph (in millions):

Cash and cash equivalents	$75
Receivables, net	1,948
Inventories, net	1,605
Other current assets	25
Property, plant and equipment	649
Goodwill	2,853
Intangible assets:
Customer programs	3,204
Trademarks	887
Other noncurrent assets	507
Deferred income tax assets	265
Total identifiable assets and goodwill	$12,018
Accounts payable	$(565)
Customer advances and amounts in excess of costs incurred	(1,197)
Salaries, benefits and payroll taxes	(105)
Other current liabilities	(382)
Customer contractual obligations(a)	(507)
Other noncurrent liabilities	(156)
Deferred income tax liabilities(a)	(28)
Total liabilities assumed	$(2,940)
Total purchase price	$9,078
(a)	Recorded in other noncurrent liabilities on the consolidated balance sheets. The refinements made during the quarter and nine months ended September 25, 2016 did not have a material effect on the acquired assets and liabilities assumed or on net earnings.

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

Customer contractual obligations represent liabilities on certain development programs where the expected costs exceed the expected sales under contract. We measured these liabilities based on the price to transfer the obligation to a market participant at the measurement date, assuming that the liability will remain outstanding in the marketplace. Based on the estimated net cash outflows of the developmental programs plus a reasonable contracting profit margin required to transfer the contracts to market participants, we recorded assumed liabilities of $507 million. These liabilities will be liquidated in accordance with the underlying economic pattern of the contractual obligations, as reflected by the estimated future net cash outflows incurred on the associated contracts. From the acquisition date through the period ended September 25, 2016, we recognized approximately $100 million in sales related to customer contractual obligations. Estimated liquidation of the customer contractual obligations is approximated as follows: $30 million remaining in 2016, $110 million in 2017, $70 million in 2018, $70 million in 2019, $60 million in 2020, $10 million in 2021 and $57 million thereafter.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

The fair values of the assets acquired and liabilities assumed were determined using income, market and cost valuation methodologies. The fair value measurements were estimated using significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in Accounting Standards Codification (ASC) 820, Fair Value Measurement. The income approach was primarily used to value the customer programs and trademarks intangible assets. The income approach indicates value for an asset or liability based on the present value of cash flows projected to be generated over the remaining economic life of the asset or liability being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. Our estimates of market participant net cash flows considered historical and projected pricing, remaining developmental effort, operational performance including company-specific synergies, aftermarket retention, product life cycles, material and labor pricing, and other relevant customer, contractual and market factors. Where appropriate, the net cash flows are adjusted to reflect the uncertainties associated with the underlying assumptions, as well as the risk profile of the net cash flows utilized in the valuation. The adjusted future cash flows are then discounted to present value using an appropriate discount rate. Projected cash flow is discounted at a required rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The market approach is a valuation technique that uses prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities, or a group of assets and liabilities. Valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used, as appropriate, for property, plant and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost, less an allowance for loss in value due to depreciation.

The preliminary purchase price allocation resulted in the recognition of $2.9 billion of goodwill, all of which is expected to be amortizable for tax purposes. All of the goodwill was assigned to our RMS business segment. The goodwill recognized is attributable to expected revenue synergies generated by the integration of our products and technologies with those of Sikorsky, cost synergies resulting from the consolidation or elimination of certain functions, and intangible assets that do not qualify for separate recognition, such as the assembled workforce of Sikorsky.

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

Supplemental Pro Forma Financial Information (unaudited)

Sikorsky’s financial results have been included in our consolidated financial results for the periods subsequent to the November 6, 2015 acquisition date. The following table presents summarized unaudited pro forma financial information as if Sikorsky had been included in our financial results for the quarter and nine months ended September 27, 2015 (in millions):

	Quarter Ended September 27, 2015	Nine Months Ended September 27, 2015
Net sales	$11,434	$33,289
Net earnings	858	2,631
Basic earnings per common share	2.78	8.44
Diluted earnings per common share	2.74	8.32

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

The unaudited supplemental pro forma financial data above have been calculated after applying our accounting policies and adjusting the historical results of Sikorsky with pro forma adjustments, net of tax, that assume the acquisition occurred on January 1, 2014. Significant pro forma adjustments include the recognition of additional amortization expense related to acquired intangible assets (based on our preliminary purchase accounting estimates) and additional interest expense related to the debt used to finance the majority of the Sikorsky purchase price. These adjustments assume the Sikorsky acquisition and debt issued to finance most of the purchase price occurred on January 1, 2014. The adjustments include amortization expense of about $40 million and about $115 million (net of about $20 million and $60 million of tax expense) and interest expense of about $45 million and about $130 million (net of about $20 million and $65 million of tax expense) for the quarter and nine months ended September 27, 2015, respectively.

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

AWE Management Limited

On August 24, 2016, our ownership interest in the AWE venture increased by 18% in exchange for our assuming a more significant role in managing the operations of the venture. AWE operates the United Kingdom’s nuclear deterrent program and generated sales of about $1.5 billion and net earnings of about $85 million in 2015. As a result of the increase in ownership, we now own a 51% interest in AWE and control its operations and board of directors. Consequently, we are required to consolidate AWE, which has been aligned under our Space Systems business segment. Previously, we accounted for our investment in AWE using the equity method of accounting.

We accounted for this transaction as a “step acquisition” (as defined by U.S. GAAP), which requires us to consolidate and record the assets and liabilities of AWE at fair value. Accordingly, we recorded intangible assets of $243 million related to customer relationships, $32 million of net liabilities, and noncontrolling interests of $107 million. The intangible assets are being amortized over a period of eight years in accordance with the underlying pattern of economic benefit reflected by the future net cash flows. In the quarter ended September 25, 2016, we recognized a non cash net gain of $104 million associated with obtaining a controlling interest in AWE, which consisted of a $127 million pre tax gain recognized in the operating results of our Space Systems business segment and $23 million of tax related items at our corporate office. The gain represents the fair value of our 51% interest in AWE, less the carrying value of our previously held investment in AWE and deferred taxes. The gain was recorded in “other income, net” in the consolidated statements of earnings. The fair value of AWE, our controlling interest, and the noncontrolling interests were determined using the income approach.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Divestiture of the Information Systems & Global Solutions Business Segment

On August 16, 2016, we completed the previously announced divestiture of the IS&GS business segment, which merged with Leidos in a Reverse Morris Trust transaction (the “Transactions”). The Transactions were completed in a multi-step process pursuant to which, we initially contributed the IS&GS business to Abacus Innovations Corporation (Abacus), a wholly owned subsidiary of Lockheed Martin created to facilitate the Transactions, and the common stock of Abacus was distributed to participating Lockheed Martin stockholders through an exchange offer. Under the terms of the exchange offer, Lockheed Martin stockholders had the option to exchange all, some or none of their shares of Lockheed Martin common stock for shares of Abacus common stock. At the conclusion of the exchange offer, all 76,958,918 shares of Abacus common stock were exchanged for 9,369,694 shares of Lockheed Martin common stock held by Lockheed Martin stockholders that elected to participate in the exchange. The shares of Lockheed Martin common stock that were tendered and accepted in the exchange were retired and reduced the number of shares of our common stock outstanding by approximately three percent. Following the exchange offer, Abacus merged with a subsidiary of Leidos, with Abacus continuing as the surviving corporation and a wholly owned subsidiary of Leidos. As part of the merger, each share of Abacus common stock was automatically converted into one share of Leidos common stock. We did not receive any shares of Leidos common stock as part of the Transactions and do not hold any shares of Leidos or Abacus common stock following the Transactions. Both the exchange offer and merger qualified as tax-free transactions to Lockheed Martin and its stockholders, except to the extent that cash was paid to Lockheed Martin stockholders in lieu of fractional shares.

In connection with the Transactions, Abacus borrowed an aggregate principal amount of approximately $1.84 billion under term loan facilities with third party financial institutions, the proceeds of which were used to make a one-time special cash payment of $1.80 billion to Lockheed Martin and to pay associated borrowing fees and expenses. The special cash payment must be used to repay debt, pay dividends or repurchase stock. The obligations under the term loan facilities were assumed by Leidos as part of the Transactions.

As a result of the Transactions, we recognized a net gain of approximately $1.2 billion. The net gain represents the $2.5 billion fair value of the shares of Lockheed Martin common stock tendered and retired as part of the exchange offer, plus the $1.8 billion one-time special cash payment, less the net book value of the IS&GS business segment of about

$3.0 billion at August 16, 2016 and other adjustments of about $100 million. The final gain is subject to certain post-closing adjustments, including final working capital and tax adjustments, which we expect to complete in the fourth quarter of 2016 or the first quarter of 2017.

We classified the operating results of the IS&GS business segment as discontinued operations in our financial statements in accordance with GAAP, as the divestiture of this business represented a strategic shift that had a major effect on our operations and financial results. However, the cash flows of the IS&GS business segment have not been reclassified in our consolidated statements of cash flows as we retained this cash as part of the Transactions.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

The carrying amounts of major classes of the IS&GS business segment assets and liabilities that were classified as assets and liabilities of discontinued operations as of December 31, 2015 are as follows (in millions):

Receivables, net	$807
Inventories, net	143
Other current assets	19
Property, plant and equipment, net	101
Goodwill	2,881
Intangible assets	125
Other noncurrent assets	54
Total assets of the disposal group	$4,130
Accounts payable	$(229)
Customer advances and amounts in excess of costs incurred	(285)
Salaries, benefits and payroll taxes	(209)
Other current liabilities	(225)
Deferred income taxes	(145)
Other noncurrent liabilities	(60)
Total liabilities of the disposal group	$(1,153)

The operating results of IS&GS that have been reflected within net earnings from discontinued operations are as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 25, 2016(a)	September 27, 2015	September 25, 2016(a)	September 27, 2015
Net sales	$739	$1,401	$3,410	$4,199
Cost of sales	(635)	(1,222)	(2,953)	(3,644)
Severance charges	—	(20)	(19)	(20)
Gross profit	104	159	438	535
Other income, net	19	3	16	8
Operating profit	123	162	454	543
Earnings from discontinued operations before income taxes	123	162	454	543
Income tax expense	(51)	(53)	(168)	(180)
Net gain on divestiture of discontinued operations	1,234	—	1,234	—
Net earnings from discontinued operations	$1,306	$109	$1,520	$363
(a)	Operating results for the quarter and nine months ended September 25, 2016 reflect operating results prior to the transaction date of August 16, 2016, not the full quarter or nine month period as shown for the prior period.

The selected financial information (such as, depreciation and amortization, capital expenditures, and other non-cash items) of IS&GS included in our consolidated statements of cash flows were not significant.

The operating profit reflected above does not represent the IS&GS business segment historical operating profit, as the results reported within net earnings from discontinued operations only include certain costs that were directly attributable to IS&GS and exclude certain overhead costs that were previously allocated to IS&GS for each period. For instance, certain corporate overhead costs and certain defined benefit pension costs that were historically allocated to and included in the operating results of the IS&GS business segment have been reclassified and included in the results of our continuing operations because we will continue to incur these costs subsequent to the divestiture of the IS&GS business segment.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Certain corporate overhead costs incurred by us and previously allocated to the IS&GS business segment were reclassified from the IS&GS business segment to other unallocated, net in our consolidated statement of earnings. These overhead costs related to expenses for senior management, legal, human resources, finance, accounting, treasury, tax, information technology, communications, ethics and compliance, corporate employee benefits, incentives and stock-based compensation, shared services processing and administration and depreciation for corporate fixed assets, and were not directly attributable to the IS&GS business segment. During the quarter and nine months ended September 25, 2016 we reclassified $17 million and $82 million of corporate overhead costs to other unallocated, net. During the quarter and nine months ended September 27, 2015 we reclassified $40 million and $133 million of corporate overhead costs to other unallocated, net. Additionally, we retained all assets and obligations related to the pension benefits earned by IS&GS employees who historically participated in our defined benefit pension plans. As a result, the non-service portion of pension costs (interest cost, actuarial gains and losses and expected return on plan assets) for these plans was reclassified from the operating results of the IS&GS business segment and reported as a reduction to the FAS/CAS pension adjustment. These net costs were $11 million and $54 million in the quarter and nine months ended September 25, 2016 and $17 million and $53 million in the quarter and nine months ended September 27, 2015. The service portion of pension costs related to IS&GS salaried employees that transferred to Leidos remains in the operating results of the IS&GS business segment classified as discontinued operations because such costs will no longer be incurred by us subsequent to the divestiture of IS&GS. These costs were not material for the quarter and nine months ended September 25, 2016 or for the quarter and nine months ended September 27, 2015.

Significant severance charges related to the IS&GS business segment were historically recorded at the Lockheed Martin corporate office. These charges have been reclassified into the operating results of the IS&GS business segment, classified as discontinued operations, and excluded from the operating results of our continuing operations. The amount of severance charges reclassified were $19 million in the nine months ended September 25, 2016 and $20 million in the quarter and nine months ended September 27, 2015.

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

NOTE 4 – GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by segment were as follows (in millions):

	Aeronautics	MFC	RMS	Space Systems	Total

Balance at December 31, 2015	$171	$ 2,198	$ 6,738	$1,588	$ 10,695

Purchase accounting adjustments	—	—	89	—	89
Divestitures	—	—	(7)	—	(7)
Foreign currency translation	—	(8)	24	(2)	14

Balance at September 25, 2016	$171	$ 2,190	$ 6,844	$1,586	$ 10,791

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Acquired intangible assets consisted of the following (in millions):

	September 25, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived:
Customer programs	$3,204	$(214)	$2,990	$3,127	$(38)	$3,089
Customer relationships	380	(82)	298	137	(59)	78
Other	111	(81)	30	111	(72)	39
Total finite-lived intangibles	3,695	(377)	3,318	3,375	(169)	3,206
Indefinite Lived:
Trademarks	887	—	887	816	—	816
Total acquired intangibles	$4,582	$(377)	$4,205	$4,191	$(169)	$4,022

Acquired finite-lived intangible assets are amortized to expense over the following estimated useful lives: customer programs from nine to 20 years, customer relationships from four to 10 years, other finite-lived intangible assets from two to 10 years. During the quarter and nine months ended September 25, 2016, we continued to obtain information and refine the appraisals of the fair values of intangible assets related to the Sikorsky acquisition. For further details on changes in intangible asset values refer to “Note 3 – Acquisitions and Divestitures”.

Amortization expense from continuing operations for acquired finite-lived intangible assets was $82 million and $203 million for the quarter and nine months ended September 25, 2016 and $7 million and $22 million for the quarter and nine months ended September 27, 2015. Estimated future amortization expense is as follows: $58 million remaining in 2016; $258 million in 2017; $248 million in 2018; $246 million in 2019; $242 million in 2020; $238 million in 2021 and $2.0 billion thereafter. Our estimates of amortization expense for finite-lived intangible assets are subject to change, pending the final determination of the fair value of intangible assets acquired in connection with the Sikorsky acquisition (See Note 3).

NOTE 5 – BUSINESS SEGMENTS INFORMATION

We operate in four business segments: Aeronautics, Missiles and Fire Control (MFC), RMS and Space Systems. We organize our business segments based on the nature of the products and services offered.

Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation. Operating profit of our business segments includes our share of earnings or losses from equity method investees as the operating activities of the equity method investees are closely aligned with the operations of our business segments. United Launch Alliance (ULA), which is part of our Space Systems business segment, is our primary equity method investee. Operating profit of our business segments excludes the FAS/CAS pension adjustment described below; expense for stock-based compensation; the effects of items not considered part of management’s evaluation of segment operating performance, such as charges related to goodwill impairments and significant severance actions; gains or losses from divestitures not reflected in discontinued operations; the effects of certain legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. See Note 10 (under the caption “Changes in Estimates”) for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.

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

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Net sales
Aeronautics	$4,188	$3,921	$12,362	$11,186
Missiles and Fire Control	1,737	1,769	4,851	4,801
Rotary and Mission Systems	3,346	2,162	9,653	6,306
Space Systems	2,280	2,208	6,630	6,723
Total net sales	$11,551	$10,060	$33,496	$29,016

Operating profit
Aeronautics	$437	$418	$1,335	$1,233
Missiles and Fire Control	289	316	763	895
Rotary and Mission Systems	247	245	678	687
Space Systems	450	265	1,034	883
Total business segment operating profit	1,423	1,244	3,810	3,698
Unallocated items
FAS pension expense (a)	(256)	(280)	(758)	(841)
Less: CAS pension cost (a)	482	382	1,430	1,146
FAS/CAS pension adjustment (a)	226	102	672	305
Stock-based compensation	(28)	(27)	(124)	(112)
Severance charges	—	(15)	(80)	(15)
Other, net	(33)	(112)	(157)	(264)
Total unallocated items	165	(52)	311	(86)
Total consolidated operating profit	$1,588	$1,192	$4,121	$3,612

Intersegment sales
Aeronautics	$30	$22	$105	$68
Missiles and Fire Control	81	86	225	241
Rotary and Mission Systems	469	364	1,382	1,066
Space Systems	21	39	90	108
Total intersegment sales	$601	$511	$1,802	$1,483

(a)	FAS pension expense and CAS pension costs reflect the reclassification for discontinued operations presentation of benefits related to former IS&GS salaried employees (See Note 7).

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Total assets for each of our business segments were as follows (in millions):

	September 25, 2016	December 31, 2015
Assets
Aeronautics	$8,012	$6,618
Missiles and Fire Control	3,950	4,027
Rotary and Mission Systems	18,978	19,187
Space Systems	5,396	4,861
Total business segment assets	36,336	34,693
Assets of discontinued operations	—	4,130
Corporate assets (a)	12,403	10,481
Total assets	$48,739	$49,304

(a)	Corporate assets primarily include cash and cash equivalents, deferred income taxes, environmental receivables and investments held in a separate trust to fund certain of our non-qualified deferred compensation plans.

Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented approximately 23% of our total consolidated net sales from continuing operations for both the quarter and nine months ended

September 25, 2016 and 23% of our total consolidated net sales from continuing operations for both the quarter and nine months ended September 27, 2015.

NOTE 6 – INVENTORIES, NET

Inventories, net consisted of the following (in millions):

	September 25, 2016	December 31, 2015
Work-in-process, primarily related to long-term contracts and programs in progress	$8,668	$8,081
Less: customer advances and progress payments	(5,284)	(5,032)
	3,384	3,049
Other inventories	1,468	1,770
Total inventories, net	$4,852	$4,819

NOTE 7 – POSTRETIREMENT BENEFIT PLANS

Our pretax net periodic benefit cost related to our qualified defined benefit pension plans and retiree medical and life insurance plans, which are reflected in net earnings from continuing operations, consisted of the following (in millions):

	Quarters Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Qualified defined benefit pension plans
Service cost	$208	$207	$615	$623
Interest cost	465	448	1,396	1,343
Expected return on plan assets	(667)	(683)	(2,000)	(2,050)
Recognized net actuarial losses	340	399	1,019	1,199
Amortization of prior service (credits) costs	(90)	(91)	(272)	(274)
Total net periodic benefit cost	$256	$280	$758	$841
Retiree medical and life insurance plans
Service cost	$6	$6	$18	$16
Interest cost	30	28	89	83
Expected return on plan assets	(34)	(37)	(103)	(111)
Recognized net actuarial losses	8	10	25	32
Amortization of prior service costs	5	1	16	3
Total net periodic benefit cost	$15	$8	$45	$23

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

The recognized net actuarial losses and the amortization of net prior service (credits) costs in the table above, as well as similar amounts related to our other postretirement benefit plans ($11 million and $32 million during the quarter and nine months ended September 25, 2016 and $16 million and $44 million for the quarter and nine months ended September 27, 2015), include amounts that were reclassified from accumulated other comprehensive loss (AOCL) and recorded as a component of net periodic benefit cost for the periods presented. These costs totaled $175 million (net of $96 million of tax expense) and $521 million (net of $285 million of tax expense) for the quarter and nine months ended September 25, 2016 and $212 million (net of $117 million of tax expense) and $637 million (net of $349 million of tax expense) for the quarter and nine months ended September 27, 2015, which were recorded on our statements of comprehensive income as an increase to other comprehensive income.

As a result of the divestiture and classification of the IS&GS business segment as discontinued operations, we reclassified certain pension costs that were historically allocated to and included in the operations of the IS&GS business segment. For further details on changes in the pension costs refer to “Note 3 – Acquisitions and Divestitures”.

The funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006 (PPA), and in a manner consistent with CAS and Internal Revenue Code rules. There were no contributions to our legacy qualified defined benefit pension plans during the quarters and nine months ended September 25, 2016 and September 27, 2015, other than insignificant contributions to the pension plan we established related to the Sikorsky acquisition. We do not plan to make contributions to our legacy pension plans in 2016 or 2017, other than insignificant contributions to the Sikorsky pension plan, because none are required using current assumptions, including anticipated investment returns on plan assets.

NOTE 8 – LEGAL PROCEEDINGS AND CONTINGENCIES

We are a party to or have property subject to litigation and other proceedings that arise in the ordinary course of our business, including matters arising under provisions relating to the protection of the environment and are subject to contingencies related to certain businesses we previously owned, including liabilities retained from, or indemnities provided in connection with, divested businesses. These types of matters could result in fines, penalties, compensatory or treble damages or non-monetary sanctions or relief. We believe the probability is remote that the outcome of each of these matters, including the legal proceedings described below, will have a material adverse effect on the Corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular interim reporting period. Among the factors that we consider in this assessment are the nature of existing legal proceedings and claims, the asserted or possible damages or loss contingency (if estimable), the progress of the case, existing law and precedent, the opinions or views of legal counsel and other advisers, our experience in similar cases and the experience of other companies, the facts available to us at the time of assessment and how we intend to respond to the proceeding or claim. Our assessment of these factors may change as individual proceedings or claims progress.

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

The Government’s complaint asserts numerous claims for violations of the False Claims Act, breach of contract and unjust enrichment. The Government seeks damages in excess of $45 million, subject to trebling, plus statutory penalties. We believe that we have legal and factual defenses to the government’s claims. Although we continue to evaluate our liability and exposure, we do not currently believe that it is probable that we will incur a material loss. If, contrary to our expectations, the Government prevails in this matter and proves damages at the high end of the range sought and is successful in having these trebled, the outcome could have an adverse effect on our results of operations in the period in which a liability is recognized and on our cash flows for the period in which any damages are paid.

On April 24, 2009, we filed a declaratory judgment action against the New York Metropolitan Transportation Authority and its Capital Construction Company (collectively, the MTA) asking the U.S. District Court for the Southern District of New York to find that the MTA is in material breach of our agreement based on the MTA’s failure to provide access to sites where work must be performed and the customer-furnished equipment necessary to complete the contract. The MTA filed an answer and counterclaim alleging that we breached the contract and subsequently terminated the contract for alleged default. The primary damages sought by the MTA are the cost to complete the contract and potential re-procurement costs. While we are unable to estimate the cost of another contractor completing the contract and the costs of re-procurement, we note that our contract with the MTA had a total value of $323 million, of which $241 million was paid to us, and that the MTA is seeking damages of approximately $190 million. We dispute the MTA’s allegations and are defending against them. Additionally, following an investigation, our sureties on a performance bond related to this matter, who were represented by independent counsel, concluded that the MTA’s termination of the contract was improper. Finally, our declaratory judgment action was later amended to include claims for monetary damages against the MTA of approximately $95 million. This matter was taken under submission by the District Court in December 2014, after a five-week bench trial and the filing of post-trial pleadings by the parties. At this time we are awaiting a decision from the District Court. Although this matter relates to the IS&GS business segment, we retained it when IS&GS was divested.

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

At both September 25, 2016 and December 31, 2015, the aggregate amount of liabilities recorded relative to environmental matters was $1.0 billion, most of which are recorded in other noncurrent liabilities on our Balance Sheets. We have recorded receivables totaling $896 million and $858 million at September 25, 2016 and December 31, 2015, most of which are recorded in other noncurrent assets on our Balance Sheets, for the estimated future recovery of these costs, as we consider the recovery probable based on the factors previously mentioned. We project costs and recovery of costs over approximately 20 years.

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

On July 1, 2014, a regulation became effective in California setting the maximum level of the contaminant hexavalent chromium in drinking water at 10 parts per billion (ppb). In May 2014, the California Manufacturers and Technology Association filed a suit alleging the 10 ppb threshold is lower than is required to protect public health and thus imposes unjustified costs on the regulated community. On August 25, 2016, the California Superior Court issued a tentative ruling in favor of the CMTA petition and held a hearing on August 26, 2016. Although we cannot predict the outcome of this suit, it is likely that the tentative ruling will be finalized and the standard will be remanded to the responsible agency for reconsideration. If the new standard remains at 10 ppb or is higher, it will not have a material impact on our existing remediation costs in California.

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

Letters of Credit, Surety Bonds and Third-Party Guarantees

We have entered into standby letters of credit, surety bonds and third-party guarantees with financial institutions and other third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as ventures in which we participate, venture partners or businesses we previously owned. We had total outstanding letters of credit, surety bonds and third-party guarantees aggregating $3.8 billion at September 25, 2016 and December 31, 2015. We do not consider guarantees of subsidiaries and other consolidated entities to be third-party guarantees and they are not included in this amount.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

At September 25, 2016 and December 31, 2015, third-party guarantees totaled $694 million and $678 million, of which approximately 55% and 79% related to guarantees of contractual performance of ventures to which we currently are, or previously were, a party. Of the total third-party guarantees, at September 25, 2016, approximately $278 million, or 40%, related to the contractual performance of our former IS&GS business under the terms of guarantees that existed prior to the divestiture of this business. These guarantees are not included in the amounts of third-party guarantees at December 31, 2015 because the IS&GS business was a consolidated entity prior to its divestiture in the third quarter of 2016. We are currently negotiating the termination of the pre-existing guarantees with the related beneficiaries. The termination of these guarantees may be conditioned upon the replacement of the guarantees by guarantees to be issued by Leidos.

The amounts of third-party guarantees represent our estimate of the maximum amount we would expect to incur upon the contractual non-performance of the venture, the venture partners or divested businesses. In addition, we generally have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a venture partner or divested business. We believe our current and former venture partners and divested businesses will be able to perform their obligations, as they have done through September 25, 2016, and that it will not be necessary to make significant payments under the third-party guarantees with respect to the non-performance of the venture partners or divested businesses. In determining our exposures, we evaluate the reputation, performance on contractual obligations, technical capabilities and credit quality of our current and former venture partners and divested businesses. There were no material amounts recorded in our financial statements related to third-party guarantees.

United Launch Alliance

In connection with our 50% ownership interest of ULA, we and The Boeing Company (Boeing) are required to provide ULA an additional capital contribution if ULA is unable to make required payments under its inventory supply agreement with Boeing. As of September 25, 2016, ULA’s total remaining obligation to Boeing under the inventory supply agreement was $120 million. The parties have agreed to defer the remaining payment obligation, as it is more than offset by other commitments to ULA. Accordingly, we do not expect to be required to make a capital contribution to ULA under this agreement.

In addition, both we and Boeing have cross-indemnified each other for guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through September 25, 2016, and that it will not be necessary to make payments under the cross-indemnities or guarantees.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

NOTE 9 – FAIR VALUE MEASUREMENTS

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	September 25, 2016			December 31, 2015
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Equity securities	$77	$77	$—	$89	$89	$—
Mutual funds	748	748	—	745	745	—
U.S. Government securities	127	—	127	119	—	119
Other securities	150	—	150	147	—	147
Derivatives	90	—	90	15	—	15
Liabilities
Derivatives	87	—	87	35	—	35

Substantially all assets measured at fair value, other than derivatives, represent investments classified as trading securities held in a separate trust to fund certain of our non-qualified deferred compensation plans and are recorded in other noncurrent assets on our consolidated balance sheets. The fair values of equity securities and mutual funds are determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. The fair values of U.S. Government and other securities are determined using pricing models that use observable inputs (e.g., interest rates and yield curves observable at commonly quoted intervals), bids provided by brokers or dealers or quoted prices of securities with similar characteristics. The fair values of derivative instruments, which consist of foreign currency exchange forward and interest rate swap contracts, primarily are determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates, credit spreads and foreign currency exchange rates. We did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the nine months ended September 25, 2016.

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

The aggregate notional amount of our outstanding interest rate swaps at September 25, 2016 and December 31, 2015 was $1.0 billion and $1.5 billion. The aggregate notional amount of our outstanding foreign currency hedges at September 25, 2016 and December 31, 2015 was $4.3 billion and $4.1 billion. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters and nine months periods ended September 25, 2016 and September 27, 2015. Substantially all of our derivatives are designated for hedge accounting.

In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $17.1 billion and $16.5 billion at September 25, 2016 and December 31, 2015 and the outstanding principal amount was $15.3 billion and $16.2 billion at September 25, 2016 and December 31, 2015, excluding unamortized discounts and deferred financing costs of $1.0 billion at both September 25, 2016 and December 31, 2015. The estimated fair values of our outstanding debt were determined based on quoted prices for similar instruments in active markets (Level 2).

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

Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit from continuing operations by approximately $405 million and $1.1 billion in the quarter and nine months ended September 25, 2016 and $390 million and $1.3 billion in the quarter and nine months ended September 27, 2015. These adjustments increased net earnings by approximately $265 million ($0.88 per share) and $730 million ($2.39 per share) in the quarter and nine months ended September 25, 2016 and $255 million ($0.82 per share) and $865 million ($2.73 per share) in the quarter and nine months ended September 27, 2015.

Revolving Credit Facility Extension

In October 2016, our $2.5 billion revolving credit facility (the 5-year Facility) was amended to extend its expiration date by one year from October 9, 2020 to October 9, 2021.

Long-Term Debt

In September 2016, we repaid $500 million of long-term notes with a fixed interest rate of 2.13% according to their scheduled maturities.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

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

Restructuring Charges

2016 Actions

During the first quarter of 2016, we recorded severance charges totaling approximately $80 million related to our Aeronautics business segment. The charges consisted of severance costs associated with the planned elimination of certain positions through either voluntary or involuntary actions. Upon separation, terminated employees will receive lump-sum severance payments primarily based on years of service, the majority of which are expected to be paid by the end of 2016. As of September 25, 2016, we have paid $56 million in severance payments associated with these actions, of which $31 million was paid in the quarter ended September 25, 2016. During the first quarter of 2016, we also recorded severance charges totaling $19 million related to our former IS&GS business segment which are recorded in net earnings from discontinued operations in our consolidated statement of earnings.

2015 Actions

During the third and fourth quarters of 2015, we recorded severance charges totaling $82 million, of which $67 million related to our RMS business segment and $15 million related to businesses that were reported in our former IS&GS business segment prior to our fourth quarter 2015 program realignment. The charges consisted of severance costs associated with the planned elimination of certain positions through either voluntary or involuntary actions. Upon separation, terminated employees will receive lump-sum severance payments primarily based on years of service, the majority of which are expected to be paid over the next several quarters. As of September 25, 2016, we have paid $45 million in severance payments associated with these actions, of which $25 million was paid in the quarter ended September 25, 2016. Additionally during the third and fourth quarters of 2015, we recorded severance charges totaling $20 million related to our former IS&GS business segment which are recorded in net earnings from discontinued operations in our consolidated statements of earnings.

In connection with the Sikorsky acquisition, we assumed obligations related to certain restructuring actions committed to by Sikorsky in June 2015. Net of amounts we anticipate to recover through the pricing of our products and services to our customers, we also expect to incur an additional $40 million of costs in 2016 related to these actions. During the nine months ended September 25, 2016, we incurred about $35 million of costs and the remaining $5 million are expected to be incurred during the fourth quarter of 2016.

We expect to recover a substantial amount of the restructuring charges through the pricing of our products and services to the U.S. Government and other customers in future periods, with the impact included in the respective business segment’s results of operations.

Income Taxes

Our effective income tax rates for earnings from continuing operations were 23.7% and 23.1% for the quarter and nine months ended September 25, 2016, and 30.6% and 30.4% for the quarter and nine months ended September 27, 2015. The rates for both periods benefited from tax deductions for U.S. manufacturing activities and for dividends paid to our defined contribution plans with an employee stock ownership plan feature. The rates in the quarter and nine months ended September 25, 2016 also benefited from the research and development tax credit, which was permanently extended and reinstated in the fourth quarter of 2015 and from the nontaxable gain recorded in connection with the increase in AWE ownership.

The rate in the quarter and nine months ended September 25, 2016 also benefited from additional tax benefits related to employee share-based payment awards, which are now recorded as income tax benefit or expense in earnings effective with the adoption of an accounting standard update during the quarter ended June 26, 2016. We early adopted the accounting

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

standard update during the second quarter of 2016 and are therefore required to report the impacts as though the accounting standard update had been adopted on January 1, 2016. Accordingly, we recognized additional income tax benefits of $22 million and $137 million during the quarter and nine months ended September 25, 2016. The adjustments for the third quarter included only the quarterly impacts, whereas the adjustments for the first nine months of 2016 include the second and third quarter impacts and the reclassification of income tax benefits of $104 million originally recognized in additional paid-in capital and cash flows from financing activities in the first quarter of 2016.

Stockholders’ Equity

Exchange and Retirement of Common Stock Related to Divestiture of IS&GS Business Segment

On August 16, 2016, as part of the previously announced divestiture of the IS&GS business segment and merger of this business with Leidos in a Reverse Morris Trust transaction, we completed an exchange offer that resulted in a reduction of our common stock outstanding by approximately 9.4 million shares (approximately three percent).

Repurchases of Common Stock

During the nine months ended September 25, 2016, we repurchased 5.7 million shares of our common stock for $1.3 billion. On September 22, 2016, we increased our share repurchase program by $2.0 billion. Inclusive of this increase, the total remaining authorization for future common share repurchases under our share repurchase program was $4.3 billion as of September 25, 2016. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.

Dividends

We declared cash dividends totaling $537 million ($1.82 per share) and $2.0 billion ($6.77 per share) during the quarter and nine months ended September 25, 2016. The 2016 dividend amounts include the declaration of our 2016 fourth quarter dividend of $1.82 per share, which totaled $537 million. On September 22, 2016 we increased our quarterly dividend rate by 10% or $0.17 per share to $1.82 per share. We declared cash dividends totaling $507 million ($1.65 per share) and $1.9 billion ($6.15 per share) during the quarter and nine months ended September 27, 2015. The 2015 dividend amounts include the declaration of our 2015 fourth quarter dividend of ($1.65 per share), which totaled $507 million.

Restricted Stock Unit Grants

During the quarter ended September 25, 2016, there were no significant grants of restricted stock units (RSUs). During the nine months ended September 25, 2016, we granted certain employees approximately 0.7 million RSUs with a grant-date fair value of $206.69 per RSU. The grant-date fair value of these RSUs is equal to the closing market price of our common stock on the grant date less a discount to reflect the delay in payment of dividend-equivalent cash payments that are made only upon vesting, which is generally three years from the grant date. We recognize the grant-date fair value of RSUs, less estimated forfeitures, as compensation expense ratably over the requisite service period, which is shorter than the vesting period if the employee is retirement eligible on the date of grant or will become retirement eligible before the end of the vesting period.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Accumulated Other Comprehensive Loss

Changes in the balance of AOCL, net of tax, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL
Balance at December 31, 2015	$(11,314)	$(130)	$(11,444)
Other comprehensive loss before reclassifications	—	(46)	(46)
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	703	—	703
Amortization of net prior service credits (a)	(182)	—	(182)
Recognition of net prior service credits from divestiture of IS&GS segment (b)	(134)	—	(134)
Other (b)	—	112	112
Total reclassified from AOCL	387	112	499
Total other comprehensive income (loss)	387	66	453
Balance at September 25, 2016	$(10,927)	$(64)	$(10,991)

Balance at December 31, 2014	$(11,813)	$(57)	$(11,870)
Other comprehensive loss before reclassifications	—	(88)	(88)
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	831	—	831
Amortization of net prior service credits (a)	(194)	—	(194)
Total reclassified from AOCL	637	—	637
Total other comprehensive income (loss)	637	(88)	549
Balance at September 27, 2015	$(11,176)	$(145)	$(11,321)

(a)	Reclassifications from AOCL, net of tax, related to our postretirement benefit plans were recorded as a component of net periodic benefit cost for each period presented (Note 7). These amounts include $175 million and $212 million for the quarters ended September 25, 2016 and September 27, 2015, which are composed of the recognition of net actuarial losses of $234 million and $277 million for the quarters ended September 25, 2016 and September 27, 2015 and the amortization of net prior service (credits) costs of $(59) million and $(65) million for the quarters ended September 25, 2016 and September 27, 2015.
(b)	Associated with the divestiture of the IS&GS business segment and included in net gain on divestiture of discontinued operations.

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

We are currently evaluating the effect the ASU is expected to have on our consolidated financial statements and related disclosures. As the ASU will supersede substantially all existing revenue guidance affecting us under GAAP, it could impact revenue and cost recognition on thousands of contracts across all our business segments, in addition to our business processes and our information technology systems. As a result, our evaluation of the effect of the ASU will extend over future periods. We will adopt the requirements of the new standard effective January 1, 2018 and we anticipate using the full retrospective transition method.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

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

On March 30, 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changed the accounting for certain aspects of employee share-based payments. The ASU requires companies to recognize additional tax benefits or expenses related to the vesting or settlement of employee share-based awards (the difference between the actual tax benefit and the tax benefit initially recognized for financial reporting purposes) as income tax benefit or expense in earnings, rather than in additional paid-in capital, in the reporting period in which they occur. The ASU also requires companies to classify cash flows resulting from employee share-based payments, including the additional tax benefits or expenses related to the vesting or settlement of share-based awards, as cash flows from operating activities rather than financing activities. Although this change will reduce some of the administrative complexities of tracking share-based awards, it will increase the volatility of our income tax expense and cash flows from operations. The new standard is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. We early adopted the ASU during the second quarter of 2016 and are therefore required to report the impacts as though the ASU had been adopted on January 1, 2016. Accordingly, we recognized additional income tax benefits as an increase to earnings of $22 million ($0.07 per share) and $137 million ($0.45 per share) during the quarter and nine months ended September 25, 2016. Additionally, we recognized additional income tax benefits as an increase to operating cash flows of $137 million during the nine months ended September 25, 2016. The adjustments for the third quarter included only the quarterly impacts, whereas the adjustments for the first nine months of 2016 include the second and third quarter impacts and the reclassification of income tax benefits of $104 million originally recognized in additional paid-in capital and cash flows from financing activities in the first quarter of 2016. The new accounting standard did not impact any periods prior to January 1, 2016, as we applied the changes in the ASU on a prospective basis.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): that simplifies the presentation of deferred income taxes and requires that deferred tax assets and liabilities, as well as any related valuation allowance, be classified as noncurrent in our consolidated balance sheets. We applied the provisions of the ASU retrospectively and reclassified approximately $1.6 billion from current to noncurrent assets and approximately $140 million from current to noncurrent liabilities in our consolidated balance sheet as of December 31, 2015.

Review Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm

Board of Directors

Lockheed Martin Corporation

We have reviewed the consolidated balance sheet of Lockheed Martin Corporation as of September 25, 2016, and the related consolidated statements of earnings and comprehensive income for the quarters and nine months ended September 25, 2016 and September 27, 2015, and the consolidated statements of cash flows and equity for the nine months ended September 25, 2016 and September 27, 2015. These financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lockheed Martin Corporation as of December 31, 2015, and the related consolidated statements of earnings, comprehensive income, cash flows, and stockholders’ equity for the year then ended (not presented herein), and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 24, 2016. As discussed in Note 1 to the Corporation’s unaudited interim consolidated financial statements, the Corporation completed the divestiture of its Information Systems & Global Solutions (IS&GS) business segment on August 16, 2016. As a result, the Corporation reclassified the assets and liabilities of the IS&GS business segment to discontinued operations in the December 31, 2015 consolidated balance sheet. We have not audited and reported on the revised December 31, 2015 consolidated balance sheet reflecting the reclassification of the IS&GS business segment’s assets and liabilities to discontinued operations.

/s/ Ernst & Young LLP

McLean, Virginia

October 27, 2016

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS OVERVIEW

We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics and information services. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. In 2015, 77% of our $40.5 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 62% from the Department of Defense (DoD)), 22% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government) and 1% were from U.S. commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security and information technology, including cybersecurity.

On August 16, 2016, we completed the previously announced divestiture of our Information Systems & Global Solutions (IS&GS) business segment, which merged with Leidos Holdings, Inc. (Leidos) in a Reverse Morris Trust transaction (the “Transactions”). The Transactions were the culmination of the strategic review of our government information technology infrastructure services business and our technical services business performed in 2015 to explore whether these businesses could achieve greater growth and create more value for customers and stockholders outside of Lockheed Martin. As a result of the divestiture, the operating results of the IS&GS business segment have been classified as discontinued operations in the consolidated statements of earnings for all periods presented, and the assets and liabilities of the IS&GS business segment have been classified as assets and liabilities of discontinued operations in the consolidated balance sheet as of December 31, 2015. However, the cash flows of the IS&GS business segment have not been reclassified in the consolidated statements of cash flows. Refer to “Note 3 – Acquisitions and Divestitures” for additional information about the divestiture of the IS&GS business segment.

On August 24, 2016, our ownership interest in the AWE Management Limited (AWE) venture, which operates the United Kingdom’s nuclear deterrent program, increased by 18%. As a result of the increase in ownership interest, we now hold a 51% controlling interest in AWE and are required to consolidate the AWE venture in our consolidated financial statements. Accordingly, the operating results and cash flows of AWE have been included in our consolidated statements of earnings and consolidated statements of cash flows since August 24, 2016, the date we obtained a controlling interest, and the assets and liabilities of AWE are included in the consolidated balance sheet as of September 25, 2016. AWE has been aligned under our Space Systems business segment. Previously, we accounted for our investment in AWE using the equity method of accounting. Refer to “Note 3 – Acquisitions and Divestitures” for additional information about the change in ownership of AWE.

During the third quarter of 2016, the business segment formerly known as Mission Systems and Training (MST) was renamed Rotary and Missions Systems (RMS) to better reflect a broader range of products and capabilities subsequent to the acquisition of Sikorsky Aircraft Corporation (Sikorsky) in November 2015 and the realignment of certain programs from the former IS&GS business segment to RMS in the fourth quarter of 2015. While RMS was renamed to more accurately reflect the expanded portfolio, there was no additional change to the composition of the portfolio in connection with the name change. The information for this segment for all periods presented has been labeled using the new name.

In connection with the divestiture of the IS&GS business segment, we adjusted our 2016 outlook for sales, operating profit and operating margin to exclude the operating results of the IS&GS business segment. Based on the adjusted 2016 outlook, we expect 2016 net sales will increase in the low-double digit percentage range as compared to 2015 levels. The projected growth is driven by the addition of Sikorsky and increased volume expected on the F-35 program, partially offset by volume declines at our MFC business segment. We expect 2016 segment operating profit will be slightly higher than 2015 levels. Our cash from operations is likely to be impacted by a delay in collections on the F-35 program, with any delay in 2016 customer payments on the F-35 program increasing our cash from operations in 2017. Depending on the timing of F-35 collections, 2016 cash from operations will be greater than or equal to $5.0 billion or greater than or equal to $5.7 billion.

We expect our 2017 net sales to increase by approximately 7% as compared to 2016 with most of the increase coming from Aeronautics’ growth driven by F-35 production and sustainment and Missiles and Fire Control growth, driven by higher air and missile defense sales. RMS and Space Systems about offset each other next year with slight growth in RMS offset by lower sales in Space Systems as additional AWE volume for a full year in 2017 compared to a partial 2016 is more than offset by lower volume in our government satellite business as well as the absence of any commercial launch activity next year. We expect segment operating margin to range between 10.0% to 10.5%, with the reduction from the

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

2016 levels driven primarily by a full year of consolidated AWE sales in 2017 without the benefit of the gain in 2016, lower ULA equity earnings due to the mix and volume of launch vehicles expected in 2017, as well as the end of the $40 million annual deferred gain in 2016, and the significant volume increase in F-35 sales at a lower margin rate than the average for the corporation. Depending on the timing of F-35 collections, 2017 cash from operations will be greater than or equal to $5.0 billion or greater than or equal to $5.7 billion. The preliminary outlook assumes the U.S. Government continues to support and fund our key programs, consistent with the continuing resolution funding measure through December 9, 2016, and that Congress approves budget legislation for government fiscal year 2017 soon. Changes in circumstances may require us to revise our assumptions, which could materially change our current estimate of 2017 net sales, operating margins and cash flows.

We expect the 2017 FAS/CAS pension benefit to be approximately $800 million assuming a 3.625% discount rate, a 75 basis point decrease from the end of 2015, and a 5.0% return on plan assets in 2016, and updated longevity assumptions released on October 20, 2016 by the Society of Actuaries, among other assumptions. We do not expect to make contributions to our legacy qualified defined benefit pension plans in 2017. A change of plus or minus 25 basis points to the assumed discount rate, with all other assumptions held constant, would result in an incremental increase or decrease of approximately $125 million to the estimated 2017 FAS/CAS pension benefit. We will finalize the postretirement benefit plan assumptions and determine the 2016 actual return on plan assets on December 31, 2016. The final assumptions and actual investment return for 2016 may differ materially from those discussed above.

On October 20, 2016, the Society of Actuaries published revised longevity assumptions that are used to estimate the life expectancy of plan participants during which they are expected to receive benefit payments. Actuarial studies have recently been updated and would have the resultant impact of decreasing the total number of benefit payments to plan participants. These actuarial studies have not yet been reflected or incorporated in the postretirement benefit plan obligation recognized at September 25, 2016 or the FAS expense and CAS cost for 2016. The new longevity assumptions, which we expect to adopt at our December 31, 2016 measurement date, currently are expected to decrease the amount of our postretirement benefit plan obligation and increase our 2017 net earnings.

The following discussion is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and with our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K).

INDUSTRY CONSIDERATIONS

U.S. Government Funding Constraints

The U.S. Government has not yet passed an annual budget for government fiscal year (GFY) 2017. Accordingly, the U.S. Government is currently operating under a short-term continuing resolution funding measure through December 9, 2016. Under this continuing resolution, partial-year funding at amounts consistent with appropriated levels for fiscal year 2016 are available, subject to certain restrictions, but new spending initiatives are not authorized. Our key programs continue to be supported and funded despite the continuing resolution financing mechanism. However, during periods covered by continuing resolutions, or until regular annual appropriation bills are passed, we may experience delays in procurement of products and services due to lack of funding and those delays may affect our results of operations, financial position and cash flows.

The President and both houses of Congress have proposed budget plans for GFY 2017 that are broadly divergent in how they would be implemented, but set overall national defense spending limits at amounts consistent with the current limit imposed by the Bipartisan Budget Act of 2015. Significant differences remain in the various proposed budgets’ funding sources and the potential use of overseas continuing operations funds for additional DoD-based budget. While we cannot predict budget resolution timing, we are hopeful that congressional deliberations can be concluded as soon as possible. A substantial delay would require an extension of the continuing resolution to enable continuation of government operations beyond December 9, 2016. While we think it is unlikely, a continuing resolution and its associated budget constraints could be extended for the full fiscal year 2017 should the varying budget positions remain unresolved. In the event of a full year continuing resolution, we would anticipate some level of impact against our 2017 orders and associated backlog level, but minimal impact to sales, earnings, and cash flows in 2017 as a large portion of our backlog work is already funded from prior fiscal years, or we could face a government shutdown of unknown duration.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

We anticipate there will continue to be a significant amount of debate and negotiations within the U.S. Government over defense spending for GFY 2017 and beyond. The current continuing resolution ends after the 2016 Presidential election and during the lame duck session of congress, in which resolution of differences may be more difficult. In the context of these negotiations, it is possible that existing cuts to government programs could be kept in place, replaced with different spending cuts, and/or replaced with a package of broader reforms to reduce the federal deficit. However, we continue to believe that our portfolio of products and services will continue to be well supported in a strategically focused allocation of budget resources.

CONSOLIDATED RESULTS OF OPERATIONS

Since our operating cycle is primarily long-term and involves many types of contracts for the design, development and manufacture of products and related activities with varying delivery schedules, the results of operations of a particular period, or period-to-period comparisons of sales and profits, may not be indicative of future operating results. The following discussions of comparative results among periods should be reviewed in this context. All per share amounts cited in these discussions are presented on a “per diluted share” basis, unless otherwise noted. Our consolidated results from continuing operations were as follows (in millions, except per share data):

	Quarters Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Net sales	$11,551	$10,060	$33,496	$29,016
Cost of sales	(10,167)	(8,963)	(29,787)	(25,661)
Gross profit	1,384	1,097	3,709	3,355
Other income, net	204	95	412	257
Operating profit	1,588	1,192	4,121	3,612
Interest expense	(162)	(104)	(492)	(301)
Other non-operating income, net	1	1	2	6
Earnings from continuing operations before income taxes	1,427	1,089	3,631	3,317
Income tax expense	(338)	(333)	(837)	(1,008)
Net earnings from continuing operations	1,089	756	2,794	2,309
Net earnings from discontinued operations	1,306	109	1,520	363
Net earnings	$2,395	$865	$4,314	$2,672
Diluted earnings per common share from continuing operations	$3.61	$2.42	$9.13	$7.30
Diluted earnings per common share from discontinued operations	$4.32	$0.35	$4.97	$1.15
Diluted earnings per common share	$7.93	$2.77	$14.10	$8.45

Certain amounts reported in other income, net, primarily our share of earnings or losses from equity method investees, are included in the operating profit of our business segments. Accordingly, such amounts are included in the discussion of our business segment results of operations.

Net Sales

We generate sales from the delivery of products and services to our customers. Product sales are generated in our Aeronautics, MFC, RMS and Space Systems business segments and most of our service sales are generated in our Aeronautics and RMS business segments. Our consolidated net sales from continuing operations were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Products	$10,062	$8,593	$28,629	$25,066
Services	1,489	1,467	4,867	3,950
Total net sales	$11,551	$10,060	$33,496	$29,016

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

Product Sales

Our product sales represented 87% of our total net sales during the quarter ended September 25, 2016 and 85% of total net sales during the quarter ended September 27, 2015. Product sales increased $1.5 billion, or 17.1%, in the quarter ended September 25, 2016 compared to the same period in 2015, primarily due to increased product sales of about $1.1 billion at RMS, about $270 million at Aeronautics and about $145 million at Space Systems. The increase in product sales at RMS was primarily attributable to sales from Sikorsky which was acquired in the fourth quarter of 2015.

The increase at Aeronautics was primarily attributable to the F-35 program due to increased volume on aircraft production. The increase in product sales at Space Systems was primarily attributable to net sales from AWE following the consolidation of this business in the third quarter of 2016.

Our product sales represented 85% of our total net sales during the nine months ended September 25, 2016 and 86% of our sales during the nine months ended September 27, 2015. Product sales increased $3.6 billion, or 14.2%, in the nine months ended September 25, 2016 compared to the same period in 2015, primarily due to increased product sales of about $2.7 billion at RMS and about $900 million at Aeronautics. The increase in product sales at RMS was primarily attributable to sales from Sikorsky which was acquired in the fourth quarter of 2015. The increase at Aeronautics was primarily attributable to the F-35 program due to increased volume and the C-130 program due to increased aircraft deliveries, partially offset by decreased aircraft deliveries on the C-5 program.

Service Sales

Our service sales represented 13% of our total net sales during the quarter ended September 25, 2016 and 15% of total net sales during the quarter ended September 27, 2015. Service sales increased $22 million, or 1.5%, in the quarter ended September 25, 2016 compared to the same period in 2015, primarily due to increased service sales of about $80 million at RMS, partially offset by decreased service sales of about $70 million at Space Systems. The increase at RMS was primarily attributable to sales from Sikorsky which was acquired in the fourth quarter of 2015, partially offset by decreased sales for sustainment and maintenance (Littoral Combat Ship (LCS)) and for command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) and government cyber programs. The decrease at Space Systems was primarily attributable to reduced sales for Strategic and Defensive Missile Systems (S&DMS) programs.

Our service sales represented 15% of our total net sales during the nine months ended September 25, 2016 and 14% of our total net sales during the nine months ended September 27, 2015. Service sales increased $917 million, or 23.2%, in the nine months ended September 25, 2016 compared to the same period in 2015, primarily due to an increase in service sales of about $630 million at RMS and about $275 million at Aeronautics. The increase in service sales at RMS was primarily attributable to sales from Sikorsky which was acquired in the fourth quarter of 2015. The increase in service sales at Aeronautics was primarily attributable to increased sustainment activities for the F-35 program and the F-22 program, which were partially offset by lower sustainment activities on the C-130 program.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Cost of Sales

Cost of sales from continuing operations, for both products and services, consist of materials, labor, subcontracting costs, an allocation of indirect costs (overhead and general and administrative), as well as the costs to fulfill our industrial cooperation agreements, sometimes referred to as offset agreements, required under certain contracts with international customers. For each of our contracts, we monitor the nature and amount of costs at the contract level, which form the basis for estimating our total costs to complete the contract. Our consolidated cost of sales from continuing operations were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2016	2015	2016	2015
Cost of sales – products	$(9,027)	$(7,668)	$(25,787)	$(22,238)
% of product sales	89.7%	89.2%	90.1%	88.7%
Cost of sales – services	(1,313)	(1,248)	(4,321)	(3,347)
% of service sales	88.2%	85.1%	88.8%	84.7%
Severance charges	—	(15)	(80)	(15)
Other unallocated, net	173	(32)	401	(61)
Total cost of sales	$(10,167)	$(8,963)	$(29,787)	$(25,661)

The following discussion of material changes in our consolidated cost of sales for products and services should be read in tandem with the preceding discussion of changes in our consolidated net sales and our business segment results of operations. We have not identified any developing trends in cost of sales for products and services that would have a material impact on our future operations.

Product Costs

Product costs increased $1.4 billion, or 17.7%, during the quarter ended September 25, 2016 compared to the same period in 2015, primarily due to increased product costs of about $1.1 billion at RMS, $205 million at Aeronautics and $81 million at Space Systems. The increase at RMS was primarily attributable to operating costs generated by Sikorsky, which was acquired in the fourth quarter of 2015. The increase at Aeronautics was primarily attributable to increased volume for the F-35 program. The increase at Space Systems was primarily attributable to costs from AWE following the consolidation of this business in the third quarter of 2016.

Product costs increased $3.6 billion, or 16.0%, during the nine months ended September 25, 2016 compared to the same period in 2015, primarily due to increased product costs of about $2.7 billion at RMS and about $770 million at Aeronautics. The increase at RMS was primarily attributable to operating costs generated by Sikorsky, which was acquired in the fourth quarter of 2015. The increase at Aeronautics was primarily attributable to increased volume for the F-35 program and increased aircraft deliveries on the C-130 program, which were partially offset by decreased aircraft deliveries for the C-5 program.

Service Costs

Service costs increased $65 million, or 5.2%, during the quarter ended September 25, 2016 compared to the same period in 2015, primarily due to increased service costs of about $75 million at RMS and about $35 million at Aeronautics, partially offset by a decrease of about $65 million at Space Systems. The increase at RMS was primarily attributable to operating costs generated by Sikorsky, which was acquired in the fourth quarter of 2015, partially offset by decreased costs for sustainment and maintenance (LCS) and for C4ISR and government cyber programs. The increase at Aeronautics was primarily attributable to increased sustainment for the F-35 program. The decrease at Space Systems was primarily attributable to reduced costs for S&DMS programs.

Service costs increased $974 million, or 29.1%, during the nine months ended September 25, 2016 compared to the same period in 2015, primarily due to increased service costs of about $630 million at RMS and about $300 million at Aeronautics. The increase at RMS was primarily attributable to operating costs generated by Sikorsky, which was acquired in the fourth quarter of 2015. The increase at Aeronautics was primarily attributable to increased sustainment activities for the F-35 program and the F-22 program.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Severance Charges

During the first quarter of 2016, we recorded severance charges totaling approximately $80 million related to our Aeronautics business segment. The charges consisted of severance costs associated with the planned elimination of certain positions through either voluntary or involuntary actions. Upon separation, terminated employees will receive lump-sum severance payments primarily based on years of service, the majority of which are expected to be paid by the end of 2016. As of September 25, 2016, we have paid $56 million in severance payments associated with these actions, of which $31 million was paid in the quarter ended September 25, 2016. During the first quarter of 2016, we also recorded severance charges totaling $19 million related to our former IS&GS business segment which are included in net earnings from discontinued operations in our consolidated statement of earnings.

2015 Actions

During the third and fourth quarters of 2015, we recorded severance charges totaling $82 million, of which $67 million related to our RMS business segment and $15 million related to businesses that were reported in our former IS&GS business segment prior to our fourth quarter 2015 program realignment. The charges consisted of severance costs associated with the planned elimination of certain positions through either voluntary or involuntary actions. Upon separation, terminated employees will receive lump-sum severance payments primarily based on years of service, the majority of which are expected to be paid over the next several quarters. As of September 25, 2016, we have paid $45 million in severance payments associated with these actions, of which $25 million was paid in the quarter ended September 25, 2016. Additionally during the third and fourth quarters of 2015, we recorded severance charges totaling $20 million related to our former IS&GS Business segment which are recorded in net earnings from discontinued operations in our consolidated statements of earnings.

In connection with the Sikorsky acquisition, we assumed obligations related to certain restructuring actions committed to by Sikorsky in June 2015. Net of amounts we anticipate to recover through the pricing of our products and services to our customers, we also expect to incur an additional $40 million of costs in 2016 related to these actions. During the nine months ended September 25, 2016, we incurred about $35 million of costs and the remaining $5 million are expected to be incurred during the fourth quarter of 2016.

We expect to recover a substantial amount of these charges through the pricing of our products and services to the U.S. Government and other customers. During the quarter and nine months ended September 25, 2016, we recognized recoveries in net sales from continuing operations of about $48 million and $107 million related to severance actions initiated in periods prior to the quarter ended September 25, 2016.

Other Unallocated, Net

Other unallocated, net primarily includes the FAS/CAS pension adjustment as described in the “Business Segment Results of Operations” section below, stock-based compensation and other corporate costs. These items are not allocated to the business segments and, therefore, are excluded from the cost of sales for products and services. Other unallocated, net was $173 million and $401 million of income during the quarter and nine months ended September 25, 2016 compared to $32 million and $61 million of expense during the quarter and nine months ended September 27, 2015.

The income for the quarter and nine months ended September 25, 2016 was primarily attributable to the increase in the FAS/CAS pension adjustment. The increase in the FAS/CAS pension adjustment was primarily attributable to higher CAS pension costs during the nine months ended September 25, 2016 resulting from the phase-in of CAS harmonization rules, as disclosed in our 2015 Form 10-K.

As a result of the divestiture of the IS&GS business segment, we retained all assets and obligations related to pension benefits earned by IS&GS salaried employees through the closing of the Transactions. Pension costs were historically allocated to and included in the results of operations of the IS&GS business segment. In connection with the reclassification of the IS&GS business segment as discontinued operations, we reclassified the non-service portion of pension costs related to IS&GS salaried employee benefits (interest cost, actuarial gains and losses and expected return on plan assets) from cost of sales (and previously reported in the IS&GS business segment’s operating profit) to other

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

unallocated, net on our consolidated statements of earnings as corporate expenses because these costs will continue to be incurred by us subsequent to the Transaction. These net costs were $11 million and $54 million in the quarter and nine months ended September 25, 2016 and $17 million and $53 million in the quarter and nine months ended September 27, 2015. The service portion of pension costs related to IS&GS salaried employees that transferred to Leidos remains in the operating results of the IS&GS business segment classified as discontinued operations because such costs will no longer be incurred by us subsequent to the divestiture of IS&GS. These costs were not material for the quarter and nine months ended September 25, 2016 or for the quarter and nine months ended September 27, 2015.

In connection with the divestiture of the IS&GS business segment and reclassification of the IS&GS business segment to discontinued operations for all periods presented in the consolidated financial statements, certain corporate overhead costs incurred by us and previously allocated to the IS&GS business segment were reclassified from the IS&GS business segment results (which is recorded in net earnings from discontinued operations) to other unallocated, net in our consolidated statement of earnings. These overhead costs related to expenses for senior management, legal, human resources, finance, accounting, treasury, tax, information technology, communications, ethics and compliance, corporate employee benefits, incentives and stock-based compensation, shared services processing and administration and depreciation for corporate fixed assets, and were not directly attributable to the IS&GS business segment. During the quarter and nine months ended September 25, 2016 we reclassified $17 million and $82 million of corporate overhead costs to other unallocated, net. During the quarter and nine months ended September 27, 2015 we reclassified $40 million and $133 million of corporate overhead costs to other unallocated, net.

We allocate certain corporate overhead costs and defined benefit pension costs to our business segments because under U.S. Government contracting regulations such costs are allowable in establishing prices for contracts with the U.S. Government. Although the corporate overhead costs and defined benefit pension costs that were historically allocated to and included in the operating results of the IS&GS business segment have been reclassified to and included in the results of our continuing operations for financial reporting purposes, we will allocate similar costs incurred in future periods to our remaining business segments and expect to recover a substantial amount of these costs through the pricing of our products and services to the U.S. Government and other customers in future periods.

Other Income, Net

Other income, net primarily includes our share of earnings or losses from equity method investees and gains or losses for acquisitions and divestitures. During the quarter and nine months ended September 25, 2016, other income, net was $204 million and $412 million, compared to $95 million and $257 million for the quarter and nine months ended September 27, 2015. The increase was primarily attributable to the net gain of $104 million recognized on the step acquisition of AWE and increased earnings generated by equity method investees, as discussed in the “Business Segment Results of Operations” section below.

Interest Expense

Interest expense was $162 million and $492 million during the quarter and nine months ended September 25, 2016, compared to $104 million and $301 million during the quarter and nine months ended September 27, 2015. The increase was primarily due to interest from the issuance of $7.0 billion of long-term debt in the fourth quarter of 2015, used to fund the acquisition of Sikorsky, and $2.25 billion of long-term debt in February of 2015 (See “Financial Condition – Capital Resources”) below.

Other Non-Operating Income, Net

Other non-operating income, net was $1 million and $2 million during quarter and nine months ended September 25, 2016. Other non-operating income, net was $1 million and $6 million during the quarter and nine months ended September 27, 2015.

Income Tax Expense

Our effective income tax rates for earnings from continuing operations were 23.7% and 23.1% for the quarter and nine months ended September 25, 2016, and 30.6% and 30.4% for the quarter and nine months ended

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

September 27, 2015. The rates for both periods benefited from tax deductions for U.S. manufacturing activities and for dividends paid to our defined contribution plans with an employee stock ownership plan feature. The rates in the quarter and nine months ended September 25, 2016 also benefited from the research and development tax credit, which was permanently extended and reinstated in the fourth quarter of 2015 and from the nontaxable gain recorded in connection with the increase in AWE ownership.

In addition, the rate in the quarter and nine months ended September 25, 2016 benefited from additional tax benefits related to employee share-based payment awards, which are now recorded as income tax benefit or expense in earnings effective with the adoption of an accounting standard update during the quarter ended June 26, 2016. We early adopted the accounting standard update during the second quarter of 2016 and are therefore required to report the impacts as though the accounting standard update had been adopted on January 1, 2016. Accordingly, we recognized additional income tax benefits of $22 million and $137 million during the quarter and nine months ended September 25, 2016. The adjustments for the third quarter included only the quarterly impacts, whereas the adjustments for the first nine months of 2016 include the second and third quarter impacts and the reclassification of income tax benefits of $104 million originally recognized in additional paid-in capital and cash flows from financing activities in the first quarter of 2016.

Future changes in tax law could significantly impact our provision for income taxes, the amount of taxes payable, and our deferred tax asset and liability balances. Recent proposals to lower the U.S. corporate income tax rate would require us to reduce our net deferred tax assets upon enactment of new tax legislation, with a corresponding material, one-time, non-cash increase in income tax expense, but our income tax expense and payments would be materially reduced in subsequent years. Our net deferred tax assets from continuing operations were $5.9 billion at September 25, 2016 and $6.1 billion at December 31, 2015, based on a 35% Federal statutory income tax rate, and primarily relate to our postretirement benefit plans. If legislation reducing the Federal statutory income tax rate to 25% had been enacted at September 25, 2016, our net deferred tax assets would have been reduced by $1.7 billion and we would have recorded a corresponding one-time, non-cash increase in income tax expense of $1.7 billion. This additional expense would be less if the legislation phased in the tax rate reduction or if the final rate was higher than 25%. The amount of net deferred tax assets will change periodically based on several factors, including the measurement of our postretirement benefit plan obligations and actual cash contributions to our postretirement benefit plans.

Net Earnings From Continuing Operations

Net earnings from continuing operations for the quarter and nine months ended September 25, 2016 were $1.1 billion ($3.61 per share) and $2.8 billion ($9.13 per share) compared to $756 million ($2.42 per share) and $2.3 billion ($7.30 per share) for the quarter and nine months ended September 27, 2015. Both net earnings and earnings per share were affected by the factors mentioned above. Earnings per share benefited by $.08 per share and $.25 per share for the quarter and nine months ended September 25, 2016. The benefit was driven by the net decrease of about 10.5 million shares outstanding from September 27, 2015 to September 25, 2016 as a result of share repurchases and share retirements, which were partially offset by share issuance under our stock-based awards and certain defined contribution plans.

Net Earnings From Discontinued Operations

Net earnings from discontinued operations for the quarter and nine months ended September 25, 2016 were $1.3 billion ($4.32 per share) and $1.5 billion ($4.97 per share) compared to $109 million ($0.35 per share) and $363 million ($1.15 per share) for the quarter and nine months ended September 27, 2015. Net earnings from discontinued operations for the quarter and nine months ended September 25, 2016 included a net gain of approximately $1.2 billion recognized as a result of the divestiture of the IS&GS business segment.

Net Earnings

Net earnings for the quarter and nine months ended September 25, 2016 were $2.4 billion ($7.93 per share) and $4.3 billion ($14.10 per share) compared to $865 million ($2.77 per share) and $2.7 billion ($8.45 per share) for the quarter and nine months ended September 27, 2015.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

BUSINESS SEGMENT RESULTS OF OPERATIONS

We operate in four business segments: Aeronautics, MFC, RMS and Space Systems. We organize our business segments based on the nature of the products and services offered. On August 16, 2016, we completed the previously announced divestiture of the IS&GS business and merged this business with Leidos in a Reverse Morris Trust transaction. We reclassified the financial results of the IS&GS business segment as discontinued operations in our consolidated statements of earnings in accordance with U.S. GAAP as the divestiture of this business represented a strategic shift that had a major effect on our operations and financial results. During the fourth quarter of 2015, we realigned certain programs among our business segments. The amounts, discussion and presentation of our business segments for all periods presented in these consolidated financial statements reflect the program realignment. Additionally, the results of our RMS business segment include the operations of Sikorsky since its November 6, 2015 acquisition date. Accordingly, the results of Sikorsky operations are included in our business segment results of operations for the quarter and nine months ended September 25, 2016 but not for the quarter and nine months ended September 27, 2015.

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Net sales
Aeronautics	$4,188	$3,921	$12,362	$11,186
Missiles and Fire Control	1,737	1,769	4,851	4,801
Rotary and Mission Systems	3,346	2,162	9,653	6,306
Space Systems	2,280	2,208	6,630	6,723
Total net sales	$11,551	$10,060	$33,496	$29,016

Operating profit
Aeronautics	$437	$418	$1,335	$1,233
Missiles and Fire Control	289	316	763	895
Rotary and Mission Systems	247	245	678	687
Space Systems	450	265	1,034	883
Total business segment operating profit	$1,423	1,244	$3,810	3,698
Unallocated items
FAS/CAS pension adjustment
FAS pension expense (a)	(256)	(280)	(758)	(841)
Less: CAS pension cost (a)	482	382	1,430	1,146
FAS/CAS pension adjustment	226	102	672	305
Stock-based compensation	(28)	(27)	(124)	(112)
Severance charges	—	(15)	(80)	(15)
Other, net	(33)	(112)	(157)	(264)
Total unallocated items	165	(52)	311	(86)
Total consolidated operating profit	$1,588	$1,192	$4,121	$3,612
(a)	FAS pension expense and CAS pension costs reflect the reclassification for discontinued operations presentation of benefits related to former IS&GS salaried employees (See Note 7).

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

We regularly provide customers with reports of our costs as the contract progresses. The cost information in the reports is accumulated in a manner specified by the requirements of each contract. For example, cost data provided to a customer for a product would typically align to the subcomponents of that product (such as a wing-box on an aircraft) and for services would align to the type of work being performed (such as training support). Our contracts generally are cost-based, which allows for the recovery of costs in the pricing of our products and services. Most of our contracts are bid and negotiated with our customers under circumstances in which we are required to disclose our estimated total costs to provide the product or service. This approach for negotiating contracts with our U.S. Government customers generally allows for the recovery of our costs. We also may enter into long-term supply contracts for certain materials or components to coincide with the production schedule of certain products and to ensure their availability at known unit prices.

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

Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters increased segment operating profit by approximately $405 million and $1.1 billion during the quarter and nine months ended September 25, 2016 and $390 million and $1.3 billion for the quarter and nine months ended September 27, 2015.

Aeronautics

Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Net sales	$4,188	$3,921	$12,362	$11,186
Operating profit	437	418	1,335	1,233
Operating margin	10.4%	10.7%	10.8%	11.0%

Aeronautics’ net sales during the quarter ended September 25, 2016 increased $267 million, or 7%, compared to the same period in 2015. The increase was primarily attributable to higher net sales of approximately $300 million for the F-35 program due to increased volume on aircraft production and sustainment activities. This increase was partially offset by lower net sales of approximately $50 million for the C-5 program due primarily to decreased sustainment activities, while aircraft deliveries were comparable in the third quarter of 2016 compared to the same period in 2015 (two aircraft delivered in each period).

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Aeronautics’ operating profit during the quarter ended September 25, 2016 increased $19 million, or 5%, compared to the same period in 2015. Operating profit increased approximately $25 million for the F-35 program due to increased volume on aircraft production and sustainment activities; and about $35 million for aircraft support and maintenance programs due to reserves recorded in the third quarter of 2015 that were not repeated in the third quarter of 2016 and increased volume. These increases were partially offset by lower operating profit of approximately $45 million for the C-130 program due to contract mix and lower risk retirements. Adjustments not related to volume, including net profit booking rate adjustments, were comparable during the quarters ended September 25, 2016 and September 27, 2015.

Aeronautics’ net sales during the nine months ended September 25, 2016 increased $1.2 billion, or 11%, compared to the same period in 2015. The increase was primarily attributable to higher net sales of approximately $1.1 billion for the F-35 program due to increased volume on aircraft production and sustainment activities; and approximately $190 million for the C-130 program due to increased deliveries (16 aircraft delivered in the nine months ended September 25, 2016 compared to 14 delivered in the nine months ended September 27, 2015). These increases were partially offset by lower net sales of approximately $155 million for the C-5 program due to decreased volume (six aircraft delivered in the nine months ended September 25, 2016 compared to seven delivered in the nine months ended September 27, 2015) and lower sustainment activities.

Aeronautics’ operating profit during the nine months ended September 25, 2016 increased $102 million, or 8%, compared to the same period in 2015. Operating profit increased approximately $115 million for the F-35 program due to increased volume on aircraft production and sustainment activities and higher risk retirements; and approximately $20 million for aircraft support and maintenance programs due to higher risk retirements and increased volume. These increases were partially offset by lower operating profit of approximately $50 million for the C-130 program due to contract mix and lower risk retirements. Adjustments not related to volume, including net profit booking rate adjustments, were approximately $30 million lower during the nine months ended September 25, 2016 compared to the nine months ended September 27, 2015.

We expect Aeronautics’ 2016 net sales to increase in the low-double digit percentage range as compared to 2015 due to higher production and sustainment volume on the F-35 program. Operating profit is expected to increase in the high-single digit percentage range, driven by increased volume and risk retirements on the F-35 program, partially offset by contract mix and lower risk retirements on C-130 and other aircraft programs, resulting in a slight decrease in operating margin between years.

Missiles and Fire Control

Summary operating results for our MFC business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Net sales	$1,737	$1,769	$4,851	$4,801
Operating profit	289	316	763	895
Operating margin	16.6%	17.9%	15.7%	18.6%

MFC’s net sales during the quarter ended September 25, 2016 decreased $32 million, or 2%, compared to the same period in 2015. The decrease was primarily attributable to lower net sales of approximately $40 million as a result of lower volume on certain fire control programs (Longbow, LANTIRN® and SNIPER®); and about $25 million for air and missile defense programs (primarily Terminal High Altitude Area Defense (THAAD)) due to lower volume. These decreases were partially offset by higher net sales of approximately $45 million for tactical missiles programs due to increased deliveries (primarily Hellfire).

MFC’s operating profit during the quarter ended September 25, 2016 decreased $27 million, or 9%, compared to the same period in 2015. Operating profit decreased approximately $20 million for certain fire control programs due to lower risk retirements (Apache) and program mix; approximately $10 million for tactical missiles programs (including Javelin) due to lower risk retirements; and about $20 million on other programs primarily due to lower risk retirements. These decreases were partially offset by higher operating profit of approximately $25 million for air and missile defense programs

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

due to higher risk retirements (Patriot Advanced Capability-3 (PAC-3)). Adjustments not related to volume, including net profit booking rate adjustments, were approximately $30 million lower in the third quarter of 2016 compared to the same period in 2015.

MFC’s net sales during the nine months ended September 25, 2016 increased $50 million, or 1%, compared to the same period in 2015. The increase was primarily attributable to higher net sales of approximately $135 million for fire control programs due to increased volume (Special Operations Forces Contractor Logistics Support Services) and increased deliveries (SNIPER); and about $55 million for tactical missiles programs due to increased deliveries (primarily Hellfire). These increases were partially offset by lower net sales of approximately $80 million for air and missile defense programs due to decreased volume (primarily THAAD); and approximately $60 million due to lower volume on various other programs.

MFC’s operating profit during the nine months ended September 25, 2016 decreased $132 million, or 15%, compared to the same period in 2015. Operating profit decreased approximately $45 million for fire control programs driven by lower risk retirements (Apache) and program mix; about $35 million for air and missile defense programs due to lower risk retirements (PAC-3) and a reserve for contractual matters; and about $25 million for tactical missiles programs as a result of lower risk retirements (Javelin and Precision Fires). Adjustments not related to volume, including net profit booking rate adjustments, were approximately $145 million lower in the nine months ended September 25, 2016 compared to the nine months ended September 27, 2015.

We expect MFC’s net sales to experience a slight decline in 2016 as compared to 2015. Operating profit is expected to continue to be accretive to our consolidated operating margins, however operating profit will decline from 2015 levels driven by contract mix and fewer risk retirements in 2016 compared to 2015. Accordingly, operating margin is expected to decline from 2015 levels.

Rotary and Mission Systems

Summary operating results for our RMS business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Net sales	$3,346	$2,162	$9,653	$6,306
Operating profit	247	245	678	687
Operating margin	7.4%	11.3%	7.0%	10.9%

RMS’ net sales during the quarter ended September 25, 2016 increased $1.2 billion, or 55%, compared to the same period in 2015. The increase was primarily attributable to net sales of approximately $1.2 billion from Sikorsky, net of adjustments required to account for the acquisition of this business which occurred in the fourth quarter of 2015.

RMS’ operating profit during the quarter ended September 25, 2016 was comparable to operating profit in the same period in 2015. Operating profit from Sikorsky was approximately $25 million, inclusive of the favorable impacts of risk retirements, which were offset by intangible asset amortization and other adjustments required to account for the acquisition of this business. The net profit from Sikorsky was offset by lower operating profit of approximately $25 million from various programs due primarily to decreased risk retirements. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $20 million higher in the third quarter of 2016 compared to the same period in 2015.

RMS’ net sales during the nine months ended September 25, 2016 increased $3.3 billion, or 53%, compared to the same period in 2015. The increase was primarily attributable to net sales of approximately $3.4 billion from Sikorsky, net of adjustments required to account for the acquisition of this business. This increase was partially offset by lower net sales of approximately $70 million for undersea systems programs, primarily due to decreased volume.

RMS’ operating profit during the nine months ended September 25, 2016 was comparable to operating profit in the same period in 2015. Operating profit decreased as a result of an operating loss from Sikorsky of approximately

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

$65 million, inclusive of the unfavorable impacts of intangible asset amortization and other adjustments required to account for the acquisition of this business; and due to lower operating profit of approximately $30 million for various programs due to decreased volume. These decreases were offset by higher operating profit of approximately $65 million for training and logistics programs due primarily to higher risk retirements, including the favorable resolution of contract matters; and approximately $20 million for undersea systems programs due primarily to higher reserves for performance matters on an international program in the first nine months of 2015 compared to the first nine months of 2016. Adjustments not related to volume, including net profit booking rate adjustments, were approximately $75 million higher in the nine months ended September 25, 2016 compared to the nine months ended September 27, 2015.

We expect RMS’s 2016 net sales to increase in the mid-double digit percentage range compared to 2015, due to the inclusion of Sikorsky programs for a full year, partially offset by a decline in volume due to the completion of certain programs. Operating profit is expected to increase in the mid-single digit percentage range on higher volume, and operating margin is expected to decline due to costs associated with the Sikorsky acquisition, including the impact of purchase accounting adjustments, integration costs and inherited restructuring costs associated with actions committed to by Sikorsky prior to acquisition.

Space Systems

Summary operating results for our Space Systems business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Net sales	$2,280	$2,208	$6,630	$6,723
Operating profit	450	265	1,034	883
Operating margin	19.7%	12.0%	15.6%	13.1%

Space Systems’ net sales during the quarter ended September 25, 2016 increased $72 million, or 3%, compared to the same period in 2015. The increase was primarily attributable to net sales of approximately $100 million from AWE following the consolidation of this business in the third quarter of 2016. This increase was partially offset by lower net sales of approximately $40 million for the Orion program due to decreased volume.

Space Systems’ operating profit in the third quarter of 2016 increased $185 million, or 70%, compared to the same period in 2015. The increase was primarily attributable to a non-cash, pre-tax gain of approximately $127 million related to the consolidation of AWE; and approximately $30 million for government and commercial satellite programs due to higher risk retirements (primarily Space Based Infrared System (SBIRS) and Advanced Extremely High Frequency). Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $25 million higher in the third quarter of 2016 compared to the same period in 2015.

Space Systems’ net sales during the nine months ended September 25, 2016 decreased $93 million, or 1%, compared to the same period in 2015. The decrease was primarily attributable to lower net sales of approximately $260 million for government satellite programs due to decreased volume (primarily SBIRS and Mobile User Objective System (MUOS)) and the wind-down or completion of mission solutions programs. This decrease was partially offset by net sales of approximately $100 million from AWE following the consolidation of this business in the third quarter of 2016; and higher net sales of approximately $65 million for various programs due to increased volume.

Space Systems’ operating profit during the nine months ended September 25, 2016 increased $151 million, or 17%, compared to the same period in 2015. The increase was primarily attributable to a non-cash, pre-tax gain of approximately $127 million related to the consolidation of AWE; and approximately $55 million of increased equity earnings in joint ventures (primarily ULA). These increases were partially offset by lower operating profit of approximately $30 million for government satellite programs, primarily due to lower risk retirements (mission solutions programs, MUOS and SBIRS) and decreased volume; and approximately $25 million for commercial satellite programs due primarily to performance matters on certain programs. Adjustments not related to volume, including net profit booking rate adjustments, were approximately $110 million lower in the nine months ended September 25, 2016 compared to the nine months ended September 27, 2015.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Total equity earnings recognized by Space Systems (primarily ULA) represented approximately $70 million, or 16%, and approximately $240 million, or 23%, of this business segment’s operating profit for the quarter and nine months ended September 25, 2016, compared to approximately $70 million, or 26%, and $185 million, or 21%, for the quarter and nine months ended September 27, 2015.

We expect Space Systems’ net sales in 2016 to be comparable to 2015 levels, with an increase in sales resulting from the consolidation of the AWE venture offset by a decrease in sales on government satellite programs due to lower volume driven by program lifecycles. Operating profit is expected to increase in the high-single digit percentage range, primarily driven by the gain recorded in connection with obtaining control of the AWE venture and as a result of increased equity earnings in joint ventures. As a result, operating margin is expected to increase as compared to 2015 levels.

FINANCIAL CONDITION

Liquidity and Cash Flows

We have a balanced cash deployment strategy to enhance stockholder value and position ourselves to take advantage of new business opportunities when they arise. Consistent with that strategy, we have continued to invest in our business, including capital expenditures, independent research and development and have made selective business acquisitions and divestitures, while returning cash to stockholders through dividends and share repurchases, and managing our debt levels, maturities and interest rates.

We have generated strong operating cash flows, which have been the primary source of funding for our operations, capital expenditures, debt service and repayments, dividends, share repurchases and postretirement benefit plan contributions. During the third quarter of 2016, we reduced our total outstanding share count by approximately 9.9 million shares, including 9.4 million shares of our common stock retired as a result of the exchange offer related to the divestiture of the IS&GS business segment. On September 22, 2016, we increased our share repurchase program by $2.0 billion. Inclusive of this increase, the total remaining authorization for future common share repurchases under our share repurchase program was $4.3 billion as of September 25, 2016.

During the quarter ended September 25, 2016, we also received a tax-free special cash payment of approximately $1.8 billion as a result of the divestiture of the IS&GS business segment in the third quarter of 2016. The proceeds of the special cash payment will be used to repay debt, pay dividends or repurchase stock. In September 2016, we repaid $500 million of long-term notes at their scheduled maturity and paid $484 million in dividends with a portion of this cash, and we intend to use the remainder of this cash by December 31, 2016, for dividends and share repurchases.

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	Nine Months Ended
	September 25, 2016	September 27, 2015
Cash and cash equivalents at beginning of year	$1,090	$1,446

Operating activities
Net earnings	4,314	2,672
Non-cash adjustments	(227)	879
Changes in working capital	(682)	(1,004)
Other, net	1,055	1,190
Net cash provided by operating activities	4,460	3,737
Net cash used for investing activities	(551)	(411)
Net cash used for financing activities	(2,104)	(1,472)
Net change in cash and cash equivalents	1,805	1,854
Cash and cash equivalents at end of period	$2,895	$3,300

Operating Activities

Net cash provided by operating activities increased $723 million during the nine months ended September 25, 2016, compared to the same period in 2015, primarily due increased net earnings, a decrease in cash used for working capital and recording $137 million of additional tax benefits related to the vesting or settlement of share based awards as operating cash flows upon adoption of the accounting standards update for employee share-based payment awards. The change in working capital is defined as receivables and inventories less accounts payable and customer advances and amounts in excess of costs incurred. The change in working capital was largely driven by timing of payments for accounts payable and timing of receipts for customer advances and amounts in excess of cost incurred, partially offset by timing of cash receipts for receivables. We made net income tax payments of $945 million during the nine months ended September 25, 2016, compared to $1.2 billion during the nine months ended September 27, 2015. We made interest payments of $439 million during the nine months ended September 25, 2016, compared to $266 million during the nine months ended September 27, 2015.

We may determine to fund customer programs ourselves pending government appropriations. If we incur costs in excess of funds obligated on a contract, we are at risk for reimbursement of the excess costs. In 2014 and 2015, we received customer authorization and initial funding to begin producing F-35 aircraft to be acquired under low-rate initial production (LRIP) 9 and 10 contracts, respectively. We continue to negotiate these contracts with the customer. Throughout the negotiation process, we have incurred costs in excess of funds obligated and have provided multiple notifications to the customer that current funding is insufficient to cover the production process. Despite not yet receiving funding sufficient to cover our costs, we continued work in an effort to meet the customer’s desired aircraft delivery dates. As a result, we have approximately $950 million of potential cash exposure and $2.3 billion in termination liability exposure related to the F-35 LRIP 9 and 10 contracts.

Investing Activities

Net cash used for investing activities increased $140 million during the nine months ended September 25, 2016, compared to the same period in 2015 primarily due to increased capital expenditures. Capital expenditures amounted to $627 million and $500 million during the nine months ended September 25, 2016 and September 27, 2015. The majority of our capital expenditures were for equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.

Financing Activities

Net cash used for financing activities was $2.1 billion during the nine months ended September 25, 2016, as compared to $1.5 billion the same period in 2015. Net cash used for financing activities during the nine months ended

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

September 25, 2016 was primarily driven by dividend payments, share repurchases and repayments of long-term debt according to their scheduled maturities, partially offset by the proceeds from the one-time special cash payment from the divestiture of the IS&GS business segment. Net cash used for financing activities during the nine months ended September 27, 2015 was primarily driven by share repurchases and dividend payments partially offset by proceeds from the February 2015 debt issuance. We paid $1.3 billion and $2.4 billion to repurchase 5.7 million and 12.0 million shares of our common stock during the nine months ended September 25, 2016 and September 27, 2015, respectively. During the nine months ended September 25, 2016 and September 27, 2015, we paid dividends totaling $1.5 billion ($4.95 per share) and $1.4 billion ($4.50 per share), respectively.

In May 2016, we repaid $452 million of long-term notes with a fixed interest rate of 7.65% according to their scheduled maturities.

In September 2016, we repaid $500 million of long-term notes with a fixed interest rate of 2.13% according to their scheduled maturities.

In August 2016, as part of the previously announced divestiture of the IS&GS business segment and merger of this business with Leidos in a Reverse Morris Trust transaction, Abacus Innovations Corporation (Abacus), a wholly owned subsidiary of Lockheed Martin created to facilitate the transaction, borrowed an aggregate principal amount of approximately $1.84 billion under term loan facilities with third party financial institutions. The proceeds of the borrowing were used to make a one-time special cash payment of $1.8 billion to Lockheed Martin and to pay associated borrowing fees and expenses. The obligations under the term loan facilities were retained by Abacus, which merged with a subsidiary of Leidos as part of the transaction.

On February 20, 2015, we received proceeds of $2.21 billion for the issuance of $2.25 billion of fixed interest rate long-term notes.

Cash received from the issuance of our common stock in connection with employee stock option exercises during the nine months ended September 25, 2016 and September 27, 2015 totaled $75 million and $126 million, respectively. Those exercises resulted in the issuance of 1.0 million and 1.6 million shares of our common stock.

Capital Resources

At September 25, 2016, we held cash and cash equivalents of $2.9 billion. At September 25, 2016, $640 million of our cash and cash equivalents related to the $1.8 billion one-time special cash payment, which we plan to use to repay debt, pay dividends, or repurchase stock. As of September 25, 2016, approximately $400 million of our cash and cash equivalents was held outside of the U.S. by our international subsidiaries. Although those balances are generally available to fund ordinary business operations without legal or other restrictions, a significant portion is not immediately available to fund U.S. operations unless repatriated. Our intention is to permanently reinvest earnings from our international subsidiaries. While we do not intend to do so, if this cash had been repatriated at September 25, 2016, the amount of additional U.S. federal income tax that would be due after considering foreign tax credits would not be significant.

Our outstanding debt, net of unamortized discounts and deferred financing costs, was $14.3 billion as of September 25, 2016 and mainly is in the form of publicly-issued notes that bear interest at fixed rates. In the quarter ended June 26, 2016, we repaid $452 million of long-term notes with a fixed interest rate of 7.65% according to their scheduled maturities. In the quarter ended September 25, 2016, we repaid $500 million of long-term notes with a fixed interest rate of 2.13% according to their scheduled maturities. As of September 25, 2016, we were in compliance with all covenants contained in our debt and credit agreements. Other than the repayment of outstanding debt described above, there were no material changes during the quarter or nine months ended September 25, 2016 to our contractual commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2015 Form 10-K that were outside the ordinary course of our business.

At September 25, 2016, we had a $2.5 billion revolving credit facility (the 5-year Facility) with various banks which is available for general corporate purposes. The undrawn portion of the 5-year Facility is also available to serve as a backup facility for the issuance of commercial paper. Effective October 7, 2016, we extended the expiration date of the 5-year Facility from October 9, 2020 to October 9, 2021. We may request and the banks may grant, at their discretion, an increase in the borrowing capacity under the 5-year Facility of up to an additional $500 million. There were no borrowings outstanding under the 5-year Facility as of September 25, 2016.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

We have agreements in place with financial institutions to provide for the issuance of commercial paper. In the quarter ended September 25, 2016 we borrowed and fully repaid amounts under our commercial paper programs. At September 25, 2016 no borrowings were outstanding.

Our equity was $2.4 billion at September 25, 2016, a decrease of $667 million from December 31, 2015. The decrease was primarily attributable to a reduction in equity of $2.5 billion as a result of the exchange and retirement of 9.4 million shares of common stock in connection with the IS&GS divestiture, dividends declared of $2.0 billion and the repurchase of 5.7 million shares for $1.3 billion, partially offset by net earnings of $4.3 billion, amortization of $387 million in postretirement benefit plan expense and $275 million in stock-based awards and employee stock ownership plan

(ESOP) activity. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.

Non-cash adjustments associated with the funded status of our postretirement benefit plans are expected to result in a deficit in equity at December 31, 2016, which will limit our ability to pay dividends and make share repurchases under Maryland law to our net earnings in either the current or the preceding fiscal year or from the net earnings for the preceding eight quarters. This deficit will not affect our ability to comply with our debt covenants as the debt-related financial covenants in our revolving credit facility exclude the effect of adjustments to equity resulting from re-measuring the funded status of postretirement plans.

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

The U.S. Government continues to complete various operational tests, including ship trials, mission system evaluations, and weapons testing. The F-35 fleet recently surpassed 72,000 flight hours. Progress continues to be made on the production of aircraft. In current production, multiple aircraft for our partner countries and international customers continue to advance. In the third quarter of 2016, the United States Air Force declared Initial Operating Capability (IOC) for the F-35A. Advancement towards the 2018 IOC for the United Stated Navy continues, as the first fleet pilots landed aboard the aircraft carrier USS George Washington in F-35C aircraft. Internationally, we saw progress in the third quarter of 2016, as the F-35 roll out ceremony was held for the first Japanese F-35A aircraft and the F-35 aircraft made appearances at airshows in the United Kingdom and Canada. As of September 25, 2016, we have delivered 184 production aircraft to our U.S. and international partners, and have 97 production aircraft in backlog, including orders from our international partners.

During recent aircraft inspections, debris was found in the fuel tank of an F-35A model aircraft. It was determined the debris was caused by insulation shedding from tubing that is part of the system that provides cooling for the electronics and avionics and is located within the wing. Engineering assessments indicate the tube assembly was wrapped using non-compliant insulation material. The non-compliant insulation is confined to only the F-35A model and is attributed to a single supplier and is now eliminated from use. This issue affects 42 aircraft in the factory and 15 delivered aircraft. Flight operations for the delivered aircraft have been temporarily suspended. Engineering teams have developed solutions to correct the issue and minimize costs of the corrective actions. Modification work is underway to fix the 42 aircraft in

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

production prior to delivery. We expect to deliver some of these aircraft prior to the end of 2016. Work has begun to fix the 15 operational aircraft and we expect the initial aircraft to begin flying by the end of October and all to be flying again by the end of 2016. We do expect this issue will result in the delay of deliveries of approximately 10 additional aircraft. However, we do not expect this issue will have a significant impact on our operating results or cash flows in 2016.

Given the size and complexity of the F-35 program, we anticipate that there will be continual reviews related to aircraft performance, program schedule, cost, and requirements as part of the DoD, Congressional, and international partners’ oversight and budgeting processes. Current program challenges include, but are not limited to, supplier and partner performance, software development, level of cost associated with life cycle operations and sustainment and warranties, receiving funding for production contracts on a timely basis, executing future flight tests and findings resulting from testing and operating the aircraft.

Contingencies

See Note 8 for information regarding our contingent obligations, including off-balance sheet arrangements.

Critical Accounting Policies

There have been no significant changes to the critical accounting policies we disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K.

Postretirement Benefit Plans

We measure our net obligations related to our postretirement benefit plans annually at year end, which are largely dependent upon several key economic and actuarial assumptions. If we assume a discount rate at the end of 2016 of 3.625%, a 75 basis point decrease from the end of 2015, a 5.0% actual return on plan assets in 2016, updated longevity assumptions released October 20, 2016 by the Society of Actuaries, and all other assumptions are held constant, we expect the 2017 FAS/CAS pension benefit to be approximately $800 million. With these assumptions, we expect the amount of the qualified defined benefit pension plan obligation to be recorded at the end of 2016 to increase, resulting in a non-cash, after-tax decrease in equity of approximately $3.2 billion.

On October 20, 2016, the Society of Actuaries published revised longevity assumptions that are used to estimate the life expectancy of plan participants during which they are expected to receive benefit payments. Actuarial studies have recently been updated and would have the resultant impact of decreasing the total number of benefit payments to plan participants. These actuarial studies have not yet been reflected or incorporated in the postretirement benefit plan obligation recognized at September 25, 2016 or the FAS expense and CAS cost for 2016. The new longevity assumptions, which we expect to adopt at our December 31, 2016 measurement date, currently are expected to decrease the amount of our postretirement benefit plan obligation and increase our 2017 net earnings.

We expect to have a deficit in equity at December 31, 2016 as a result of these adjustments associated with the funded status of our postretirement benefit plans. The deficit would not affect our ability to comply with our debt covenants and based on our anticipated available net earnings we do not anticipate the deficit will hinder our ability to pay dividends and make stock repurchases. The non-cash, after-tax adjustment to equity will not affect 2016 net earnings.

A change of plus or minus 25 basis points to the assumed discount rate of 3.625%, with all other assumptions held constant, would result in an incremental non-cash, after-tax increase or decrease to equity at the end of 2016 of approximately $1.0 billion, with a corresponding incremental increase or decrease of approximately $125 million to the estimated 2017 FAS/CAS pension benefit discussed above.

A change of plus or minus 100 basis points to the 2016 actual return on plan assets, with all other assumptions held constant, would result in an incremental non-cash, after-tax increase or decrease to equity at the end of the 2016 of approximately $200 million, with a corresponding incremental increase or decrease of approximately $20 million to the estimated 2017 FAS/CAS pension benefit discussed above.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

We do not plan to make contributions to our legacy pension plans in 2016 or 2017, other than insignificant contributions to the Sikorsky pension plan, because none are required using current assumptions, including anticipated investment returns on plan assets. We anticipate recovering approximately $2.3 billion of CAS pension cost in 2017.

Accounting for postretirement benefit plans under GAAP requires that the amounts we record are computed using actuarial valuations. These valuations include many assumptions, including those we make regarding financial markets and other economic conditions. Changes in those annual assumptions can impact our total equity at any given year end, and the amount of expense we record for our postretirement benefits plans in the following year. We will finalize the postretirement benefit plan assumptions and determine the 2016 actual return on plan assets on December 31, 2016. The final assumptions and the actual investment returns for 2016 may differ materially from those discussed above.

Please refer to our critical accounting policies under the caption “Postretirement Benefit Plans” in our 2015 Form 10-K for a more detailed discussion of the significant assumptions we must make, in addition to information regarding our ability to recover our pension costs in the pricing of our contracts.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 25, 2016. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of September 25, 2016.

There were no changes in our internal control over financial reporting during the quarter ended September 25, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements

This Form 10-Q contains statements that, to the extent they are not recitations of historical fact, constitute forward-looking statements within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “scheduled,” “forecast” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results may differ materially due to factors such as:

●	our reliance on contracts with the U.S. Government, all of which are conditioned upon the availability of funding;
●	declining budgets; affordability initiatives; the implementation of automatic sequestration under the Budget Control Act of 2011 or Congressional actions intended to replace sequestration;
●	risks related to the development, production, performance, schedule, cost and requirements of complex and technologically advanced programs including our largest, the F-35 program;
●	economic, industry, business and political conditions (domestic and international) including their effects on governmental policy;
●	our success in growing international sales and expanding into adjacent markets and risks associated with doing business in new markets and internationally;
●	the competitive environment for our products and services, including increased market pressures in our remaining services businesses, competition from outside the aerospace and defense industry, and increased bid protests;
●	planned production rates for significant programs and compliance with stringent performance and reliability standards;
●	the performance of key suppliers, teammates, ventures, venture partners, subcontractors and customers;
●	the timing and customer acceptance of product deliveries;
●	our ability to attract and retain key personnel and transfer knowledge to new personnel; the impact of work stoppages or other labor disruptions;
●	the impact of cyber or other security threats or other disruptions to our businesses;
●	our ability to implement and continue capitalization changes such as share repurchase activity and payment of dividends (including in the event of a deficit in equity, the availability of sufficient net earnings to permit such distributions under Maryland law), pension funding and/or debt activity as well as the pace and effect of any such capitalization changes;
●	our ability to recover certain costs under U.S. Government contracts and changes in contract mix;
●	the accuracy of our estimates and projections;

Lockheed Martin Corporation

●	risk of a future impairment of goodwill, investments or other long-term assets;
●	movements in interest rates and other changes that may affect pension plan assumptions, equity, the level of FAS/CAS earnings and actual returns on pension plan assets;
●	realizing the anticipated benefits of acquisitions or divestitures, ventures, teaming arrangements or internal reorganizations, and our efforts to increase the efficiency of our operations and improve the affordability of our products and services;
●	the ability to successfully integrate the Sikorsky business and realize synergies and other expected benefits of this acquisition, and the impact of oil and gas trends on financial performance;
●	adjustments required as a result of the ongoing purchase accounting analysis related to the Sikorsky acquisition;
●	risks related to whether we are able to realize the intended benefits and anticipated tax treatment of the divestiture of our former IS&GS business segment and merger with Leidos in a Reverse Morris Trust transaction;
●	the adequacy of our insurance and indemnities;
●	materials availability;
●	the effect of changes in (or the interpretation of): legislation, regulation or policy, including those applicable to procurement (including competition from fewer and larger prime contractors), cost allowability or recovery, accounting, taxation, or export; and
●	the outcome of legal proceedings, bid protests, environmental remediation efforts, government investigations or government allegations that we have failed to comply with law, other contingencies and U.S. Government identification of deficiencies in our business systems.

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

We are a party to or have property subject to litigation and other proceedings that arise in the ordinary course of our business, including matters arising under provisions relating to the protection of the environment, and are subject to contingencies related to certain businesses we previously owned, including liabilities retained from, or indemnities provided in connection with, divested businesses. These types of matters could result in fines, penalties, compensatory or treble damages or non-monetary sanctions or relief. We believe the probability is remote that the outcome of these matters will have a material adverse effect on the Corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular interim reporting period. We cannot predict the outcome of legal or other proceedings with certainty. These matters include the proceedings summarized in Note 8 in this Form 10-Q and Note 14 in our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K) filed with the U.S. Securities and Exchange Commission.

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

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K) describes some of the risks and uncertainties associated with our business, including U.S. Government defense spending priorities, as further described in the “Industry Considerations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. These risks and uncertainties have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. The information below describes material changes to the risk factors disclosed in our 2015 Form 10-K and should be read in conjunction with the risk factors and information described therein.

The divestiture of our Information Systems & Global Solutions business segment may not achieve the intended benefits and changes our exposure to other risks and uncertainties.

On August 16, 2016, we completed the divestiture of the IS&GS business segment and the merger of this business with Leidos Holdings, Inc. in a Reverse Morris Trust transaction. The transaction was structured as a split-off transaction and included an exchange offer in which participating Lockheed Martin stockholders received shares of Leidos common stock in exchange for shares of Lockheed Martin common stock tendered and accepted. Both

Lockheed Martin Corporation

the exchange offer and the merger are expected to qualify as tax-free transactions to Lockheed Martin and its stockholders, except to the extent that cash was paid to Lockheed Martin stockholders in lieu of fractional shares. However, we have no assurance that we will be able to realize the intended benefits and tax treatment of the transaction. The completion of the transaction could also cause disruptions in our business, including potential adverse reactions or changes to business relationships and competitive responses to the transaction. Declines in our sales, earnings and cash flows as a result of the divestiture could also result in future asset impairments (including goodwill) and we also may be unable to fully recover the corporate overhead costs previously allocated to the IS&GS business through the pricing of our products and services in future periods. Additionally, the former IS&GS programs we moved to our other business segments and retained could experience increased pricing pressures which could have a negative impact on operating margins and impact our ability to win future contracts. The anticipated benefits of the transaction may also be reduced by potential liabilities related to post-closing adjustments and indemnities. Any of the foregoing could adversely affect our business, financial condition and results of operations.

This risk factor replaces in its entirety the risk factor included in our 2015 Form 10-K: “We are pursuing a plan to separate and combine our government information technology and technical services businesses with Leidos Holdings, Inc. in a tax-efficient Reverse Morris Trust transaction. The proposed transaction may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits.”

In addition, as a consequence of our divestiture of the IS&GS business segment, our exposure to the risks associated with smaller, short-term contracts; increased market pressures and lower volumes in our services businesses; and increased competition in the information technology business, each as described in the risk factor “We depend heavily on contracts with the U.S. Government for a substantial portion of our business” and the risk factor “Increased competition and bid protests in a budget-constrained environment may make it more difficult to maintain our financial performance and customer relationships” included in our 2015 Form 10-K, have been reduced but not eliminated as we faced and continue to face these risks in our other business segments although to a lesser degree than in the IS&GS business segment.

Our ability to pay dividends or repurchase shares of our common stock is subject to compliance with applicable law and the discretion of our board.

The payment of cash dividends and share repurchases is subject to limitations under applicable law and the discretion of the Lockheed Martin board of directors and is determined in light of then current conditions, including earnings, other operating results and capital requirements. Non-cash adjustments associated with the funded status of our postretirement benefit plans are expected to result in a deficit in equity at December 31, 2016, which will limit our ability to pay dividends and make share repurchases under Maryland law to our net earnings in either the current or the preceding fiscal year or from the net earnings for the preceding eight quarters. In addition, the continuation, timing and amount of share repurchases under board approved share repurchase plans is within the discretion of management and will depend on many factors, including results of operations, capital requirements as well as applicable law.

Lockheed Martin Corporation

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities in the third quarter 2016.

The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 in the third quarter of 2016.

Period (a)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Amount Available for Future Share Repurchases Under the Plans or Programs (b)
					(in millions)
June 27, 2016 – July 31, 2016	416,365		$246.21	416,327	$2,496
August 1, 2016 – August 28, 2016	29,971		$256.76	—	$2,496
August 29, 2016 – September 25, 2016	732,128		$240.21	731,932	$4,320

	1,178,464	(c)	$242.75	1,148,259

(a)	We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, September 25, 2016 was the last day of our September 2016 fiscal month.
(b)	In October 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. On September 22, 2016, our Board of Directors authorized a $2.0 billion increase to the program. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans. The program does not have an expiration date.
(c)	During the quarter ended September 25, 2016, the total number of shares purchased included 30,205 shares that were transferred to us by employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units and performance stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within our publicly announced program. Additionally, as a result of the exchange offer and retirement of exchanged shares related to the divestiture of the IS&GS business segment, we retired 9,369,694 shares of our common stock outstanding. The retired shares are not purchased shares and are not included in the table above.

Lockheed Martin Corporation

ITEM 5.	Other Information.

Effective September 22, 2016, the Board of Directors of Lockheed Martin Corporation amended and restated the Corporation’s bylaws primarily to implement proxy access (as so amended and restated, the “Bylaws”). A new section 1.11 was added to the Bylaws to permit a stockholder, or a group of up to 20 stockholders, owning at least 3% of the Corporation’s outstanding common stock continuously for at least three years to nominate and include in the Corporation’s proxy materials director nominees constituting up to the greater of two or 20% of the Board, provided that the nominating stockholder(s) and the director nominee(s) satisfy the requirements specified in the Bylaws.

Lockheed Martin Corporation

ITEM 6.	Exhibits.

Exhibit No.	Description

3.1	Bylaws of Lockheed Martin Corporation, as amended and restated effective September 22, 2016 (incorporated by reference to Exhibit 3.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on September 22, 2016).

10.1	Extension Agreement dated as of October 7, 2016 by and among Lockheed Martin Corporation, the lenders listed therein, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on October 7, 2016)

12	Computation of Ratio of Earnings to Fixed Charges

15	Acknowledgment of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Marillyn A. Hewson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Bruce L. Tanner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Marillyn A. Hewson and Bruce L. Tanner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Lockheed Martin Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation (Registrant)

Date: October 27, 2016	By: /s/ Brian P. Colan
Brian P. Colan
Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)