Form 10-K
period 2016-12-31
LOCKHEED MARTIN CORP
filed 2017-02-09
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the last sales price of such stock, as of the last business day of the registrant’s most recently completed second fiscal quarter, which was June 24, 2016, was approximately $72.1 billion.

There were 290,315,668 shares of our common stock, $1 par value per share, outstanding as of January 27, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Lockheed Martin Corporation’s 2017 Definitive Proxy Statement are incorporated by reference into Part III of this Form 10-K.

Lockheed Martin Corporation

Form 10-K

For the Year Ended December 31, 2016

PART I

ITEM 1.	Business.

General

We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics, system integration and cybersecurity services. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. In 2016, 71% of our $47.2 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 59% from the Department of Defense (DoD)), 27% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government) and 2% were from U.S. commercial and other customers. Our main areas of focus are in defense, space, intelligence, and homeland security.

We operate in an environment characterized by increasing complexity in global security and continuing economic pressures in the U.S. and globally. A significant component of our strategy in this environment is to focus on program execution, improving the quality and predictability of the delivery of our products and services, and placing security capability quickly into the hands of our U.S. and international customers at affordable prices. Recognizing that our customers are resource constrained, we are endeavoring to develop and extend our portfolio domestically in a disciplined manner with a focus on adjacent markets close to our core capabilities, as well as growing our international sales. We continue to focus on affordability initiatives. We also expect to continue to invest in technologies to fulfill new mission requirements for our customers and invest in our people so that we have the technical skills necessary to succeed without limiting our ability to return cash to our investors in the form of dividends and share repurchases.

We operate in four business segments: Aeronautics, Missiles and Fire Control (MFC), Rotary and Mission Systems (RMS) and Space Systems. We organize our business segments based on the nature of the products and services offered.

Recent Developments

Divestiture of the Information Systems & Global Solutions Business

On August 16, 2016, we completed the divestiture of our Information Systems & Global Solutions (IS&GS) business, which merged with a subsidiary of Leidos Holdings, Inc. (Leidos), in a Reverse Morris Trust transaction. This transaction represents the culmination of the strategic review of our government information technology (IT) business and our technical services business performed in 2015 to explore whether the IS&GS business could achieve greater growth and create more value for customers and stockholders outside of Lockheed Martin. The IS&GS business generated annual net sales of $5.6 billion in 2015 and $3.4 billion in 2016 through the August 16, 2016 divestiture date. As part of the transaction, we also completed an exchange offer that resulted in a reduction of our common stock outstanding by approximately 9.4 million shares (approximately 3%). Based on an opinion of outside tax counsel, subject to customary qualifications and based on factual representations, both the exchange offer and merger will qualify as tax-free transactions to us and our stockholders, except to the extent that cash was paid to our stockholders in lieu of fractional shares. Additionally, we received a one-time special cash payment of $1.8 billion in connection with the divestiture of the IS&GS business. The operating results of the IS&GS business have been classified as discontinued operations for all periods presented. See “Note 3 – Acquisitions and Divestitures” included in our Notes to Consolidated Financial Statements for additional information about the divestiture of the IS&GS business.

AWE Management Limited

On August 24, 2016, our ownership interest in the AWE Management Limited (AWE) venture increased from 33% to 51% in exchange for our assuming a more significant role in managing the operations of the venture. AWE operates the United Kingdom’s nuclear deterrent program and generated net sales of about $1.5 billion and net earnings of about $85 million in 2015. As a result of the increase in ownership interest, we now hold a 51% controlling interest in AWE. Accordingly, we are required to consolidate AWE. AWE continues to be aligned under our Space Systems business segment. Prior to August 24, 2016, we accounted for our investment in AWE using the equity method of accounting. See “Note 3 –Acquisitions and Divestitures” included in our Notes to Consolidated Financial Statements for additional information about the consolidation of AWE.

Aeronautics

In 2016, our Aeronautics business segment generated net sales of $17.8 billion, which represented 38% of our total consolidated net sales. Aeronautics’ customers include the military services and various other government agencies of the U.S. and other countries. In 2016, U.S. Government customers accounted for 66% and international customers accounted for 34% of Aeronautics’ net sales. Net sales from Aeronautics’ combat aircraft products and services represented 28% of our total consolidated net sales in both 2016 and 2015, and 26% in 2014.

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

The F-35 program is our largest program, generating 23% of our total consolidated net sales, as well as 62% of Aeronautics’ net sales in 2016. The F-35 program consists of development contracts, multiple production contracts, and sustainment activities. The development contracts are being performed concurrently with the production contracts. Concurrent performance of development and production contracts is used for complex programs to test aircraft, shorten the time to field systems and achieve overall cost savings. We expect the System Development and Demonstration portion of the development contracts will be substantially complete in 2017, with less significant efforts continuing into 2019. Production of the aircraft is expected to continue for many years given the U.S. Government’s current inventory objective of 2,443 aircraft for the Air Force, Marine Corps and Navy; commitments from our eight international partners and three international customers; as well as expressions of interest from other countries. During 2016, we delivered 46 aircraft to our U.S. and international partners, resulting in total deliveries of 200 production aircraft as of December 31, 2016. We have 173 production aircraft in backlog as of December 31, 2016, including orders from our international partners. On November 2, 2016, the U.S. Government unilaterally definitized Low Rate Initial Production (LRIP) 9, which covers 57 aircraft. For additional information on the F-35 program, including a discussion of the unilateral contract action, see “Status of the F-35 Program” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Aeronautics produces and provides support and sustainment services for the C-130J Super Hercules, as well as upgrades and support services for the legacy C-130 Hercules worldwide fleet. We delivered 24 C-130J aircraft in 2016, including five to international customers. We have 88 aircraft in our backlog as of December 31, 2016 with advanced funding from customers for additional C-130J aircraft not currently in backlog. Our C-130J backlog extends into 2020.

Aeronautics currently produces F-16 aircraft for international customers with deliveries of new aircraft planned through 2017. Aeronautics also provides service-life extension, modernization and other upgrade programs for our customers’ F-16 aircraft. We delivered 12 F-16 aircraft in 2016. As of December 31, 2016, we have eight F-16 aircraft in backlog with all deliveries expected in 2017. Although existing production contracts provide for deliveries of F-16 aircraft through late 2017, we continue to seek international opportunities to deliver additional aircraft beyond 2017. Aeronautics also provides service-life extension, modernization and other upgrade programs for our customers’ F-16 aircraft, with existing contracts continuing for several years.

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

Aeronautics provides sustainment services for the existing U.S. Air Force C-5 Galaxy fleet and modernization activities to convert 52 C-5 Galaxy aircraft to the C-5M Super Galaxy configuration. These modernization activities include the installation of new engines, landing gear and systems and other improvements that enable a shorter takeoff, a higher climb rate, an increased cargo load and longer flight range. As of December 31, 2016, we had delivered 41 C-5M aircraft under these modernization activities, including nine C-5M aircraft delivered in 2016. As of December 31, 2016, we have 11 C-5 aircraft in backlog with backlog extending into 2018.

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

Missiles and Fire Control

In 2016, our MFC business segment generated net sales of $6.6 billion, which represented 14% of our total consolidated net sales. MFC’s customers include the military services, principally the U.S. Army, and various government agencies of the U.S. and other countries, as well as commercial and other customers. In 2016, U.S. Government customers accounted for 61%, international customers accounted for 37% and U.S. commercial and other customers accounted for 2% of MFC’s net sales.

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

•

The Apache, Sniper® and Low Altitude Navigation and Targeting Infrared for Night (LANTIRN®) fire control systems programs. The Apache fire control system provides weapons targeting capability for the Apache helicopter for the U.S. Army and international customers. Sniper is a targeting system for several fixed-wing aircraft and LANTIRN is a combined navigation and targeting system for several fixed-wing aircraft. Both Sniper and LANTIRN are produced for the U.S. Air Force and international customers.

•

The Special Operations Forces Contractor Logistics Support Services (SOF CLSS) program provides logistics support services to the special operations forces of the U.S. military. In 2016 we submitted a bid for the Special Operations Forces Global Logistics Support Services (SOF GLSS) contract, which is a competitive follow-on contract to SOF CLSS. We anticipate an award decision on the follow-on contract in mid-2017.

Rotary and Mission Systems

In 2016, our RMS business segment, previously known as Mission Systems and Training (MST), generated net sales of $13.5 billion, which represented 28% of our total consolidated net sales. RMS’ customers include the military services, principally the U.S. Army and Navy, and various government agencies of the U.S. and other countries, as well as commercial and other customers. In 2016, U.S. Government customers accounted for 68%, international customers accounted for 28% and U.S. commercial and other customers accounted for 4% of RMS’ net sales.

RMS provides design, manufacture, service and support for a variety of military and commercial helicopters; ship and submarine mission and combat systems; mission systems and sensors for rotary and fixed-wing aircraft; sea and land-based missile defense systems; radar systems; the Littoral Combat Ship (LCS); simulation and training services; and unmanned systems and technologies. In addition, RMS supports the needs of government customers in cybersecurity and delivers communications and command and control capabilities through complex mission solutions for defense applications.

On November 6, 2015, we acquired Sikorsky Aircraft Corporation (Sikorsky) and aligned it under our RMS business segment. Sikorsky is one of the world’s largest helicopter companies and designs, manufactures, services and supports military and commercial helicopters. Additionally, Sikorsky offers full-spectrum aftermarket service and support solutions to commercial and military customers worldwide.

RMS’ major programs include:

•	The Black Hawk and Seahawk helicopters manufactured for U.S. and foreign governments.
•	The Aegis Combat System serves as a fleet ballistic missile defense system for the U.S. Navy and international customers and is also a sea and land-based element of the U.S. missile defense system.
•	The LCS, a surface combatant ship for the U.S. Navy designed to operate in shallow waters and the open ocean.
•	The Advanced Hawkeye Radar System, an airborne early warning radar, which RMS provides for the E2-C/E2-D aircraft produced for the U.S. Navy and international customers.
•

The Space Fence system, an advanced ground-based radar system for the U.S. Air Force designed to enhance the way objects in space are tracked and increase the ability to prevent collisions between such objects.

•	The CH-53K development helicopter delivering the next generation heavy lift helicopter for the U.S. Marine Corps.
•	The VH-92A helicopter manufactured for the U.S. Marine One transport mission.
•	The TPQ-53 Radar System, a sensor that quickly locates and neutralizes mortar and rocket threats, produced for the U.S. Army and international customers.

Space Systems

In 2016, our Space Systems business segment generated net sales of $9.4 billion, which represented 20% of our total consolidated net sales. Space Systems’ customers include various U.S. government agencies and commercial customers. In 2016, U.S. Government customers accounted for 91%, international customers accounted for 5% and U.S. commercial and other customers accounted for 4% of Space Systems’ net sales. Net sales from Space Systems’ satellite products and services represented 13%, 15% and 16% of our total consolidated net sales in 2016, 2015 and 2014.

Space Systems is engaged in the research and development, design, engineering and production of satellites, strategic and defensive missile systems and space transportation systems. Space Systems provides network-enabled situational awareness and integrates complex space and ground global systems to help our customers gather, analyze and securely distribute critical intelligence data. Space Systems is also responsible for various classified systems and services in support of vital national security systems. Space Systems’ other major programs include:

•	The Trident II D5 Fleet Ballistic Missile, a program with the U.S. Navy for the only submarine-launched intercontinental ballistic missile currently in production in the U.S.
•	The Orion Multi-Purpose Crew Vehicle (Orion), a spacecraft for the National Aeronautics and Space Administration (NASA) utilizing new technology for human exploration missions beyond low earth orbit.
•	The Space Based Infrared System (SBIRS), which provides the U.S. Air Force with enhanced worldwide missile launch detection and tracking capabilities.
•	The Advanced Extremely High Frequency (AEHF) system, the next generation of highly secure communications satellites for the U.S. Air Force.
•	AWE venture, which operates the United Kingdom’s nuclear deterrent program.
•	Global Positioning System (GPS) III, a program to modernize the GPS satellite system for the U.S. Air Force.
•	The Geostationary Operational Environmental Satellite R-Series (GOES-R), which is the National Oceanic and Atmospheric Association’s next generation of meteorological satellites.
•	The Mobile User Objective System (MUOS), a next-generation narrow-band satellite communication system for the U.S. Navy.

On August 24, 2016, we obtained a controlling interest in the AWE venture, and as a result, we are required to consolidate AWE. Previously, we accounted for our investment in AWE using the equity method of accounting. See “Note 3 – Acquisitions and Divestitures” included in our Notes to Consolidated Financial Statements for additional information about the consolidation of AWE. Operating profit for our Space Systems business segment also includes our share of earnings for our 50% ownership interest in United Launch Alliance (ULA).

Financial and Other Business Segment Information

For additional information regarding our business segments, including comparative segment net sales, operating profit and related financial information for 2016, 2015, and 2014, see “Business Segment Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 5 – Information on Business Segments” included in our Notes to Consolidated Financial Statements.

Competition

Our broad portfolio of products and services competes both domestically and internationally against products and services of other large aerospace and defense companies, as well as numerous smaller competitors. We often form teams with our competitors in efforts to provide our customers with the best mix of capabilities to address specific requirements. In some areas of our business, customer requirements are changing to encourage expanded competition and increasingly what would have previously been competed as a single large procurement is being broken into multiple smaller procurements. Principal factors of competition include the value of our products and services to the customer; technical and management capability; the ability to develop and implement complex, integrated system architectures; total cost of ownership; our demonstrated ability to execute and perform against contract requirements; and our ability to provide timely solutions. Technological advances in such areas as: additive manufacturing, cloud computing, advanced materials, autonomy, robotics, and big data and new business models such as commercial access to space are enabling new factors of competition for both traditional and non-traditional competitors.

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

Raw Materials and Seasonality

Some of our products require relatively scarce raw materials. Historically, we have been successful in obtaining the raw materials and other supplies needed in our manufacturing processes. We seek to manage raw materials supply risk through long-term contracts and by maintaining an acceptable level of the key materials in inventories.

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

Government Contracts and Regulations

Our business is heavily regulated. We contract with numerous U.S. Government agencies and entities, principally all branches of the U.S. military and NASA. We also contract with similar government authorities in other countries and they regulate our international efforts. Additionally, our commercial aircraft products are required to comply with U.S. and international regulations governing production and quality systems, airworthiness and installation approvals, repair procedures and continuing operational safety.

We must comply with, and are affected by, laws and regulations relating to the formation, administration and performance of U.S. Government and other governments’ contracts. These laws and regulations, among other things:

•	require certification and disclosure of all cost or pricing data in connection with certain types of contract negotiations;
•	impose specific and unique cost accounting practices that may differ from U.S. generally accepted accounting principles;
•

impose acquisition regulations, which may change or be replaced over time, that define allowable and unallowable costs, the allocability of costs, and otherwise govern our right to reimbursement under certain U.S. Government and foreign contracts;

•

require specific security controls to protect U.S. Government controlled unclassified information and restrict the use and dissemination of information classified for national security purposes and the export of certain products, services and technical data; and

•

require the review and approval of contractor business systems, defined in the regulations as: (i) Accounting System; (ii) Estimating System; (iii) Earned Value Management System, for managing cost and schedule performance on certain complex programs; (iv) Purchasing System; (v) Material Management and Accounting System, for planning, controlling and accounting for the acquisition, use, issuing and disposition of material; and (vi) Property Management System.

The U.S. Government and other governments may terminate any of our government contracts and subcontracts either at its convenience or for default based on our performance. If a contract is terminated for convenience, we generally are protected by provisions covering reimbursement for costs incurred on the contract and profit on those costs. If a contract is terminated for default, we generally are entitled to payments for our work that has been accepted by the U.S. Government or other governments; however, the U.S. Government and other governments could make claims to reduce the contract value or recover its procurement costs and could assess other special penalties. For more information regarding the U.S. Government’s and other governments’ right to terminate our contracts, see Item 1A – Risk Factors. For more information regarding government contracting laws and regulations, see Item 1A – Risk Factors as well as “Critical Accounting Policies – Contract Accounting / Sales Recognition” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For more information on the risks of doing work internationally, see Item 1A – Risk Factors. Additionally, the U.S. Government may also enter into unilateral contract actions, which they recently did on the F-35 program. This can affect our ability to negotiate mutually agreeable contract terms.

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

Our operations are subject to and affected by various federal, state, local and foreign environmental protection laws and regulations regarding the discharge of materials into the environment or otherwise regulating the protection of the environment. While the extent of our financial exposure cannot in all cases be reasonably estimated, the costs of environmental compliance have not had, and we do not expect that these costs will have, a material adverse effect on our earnings, financial position and cash flow, primarily because most of our environmental costs are allowable in establishing the price of our products and services under our contracts with the U.S. Government. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or cleanup to the extent that they are probable and estimable, see “Critical Accounting Policies – Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 14 – Legal Proceedings, Commitments and Contingencies” included in our Notes to Consolidated Financial Statements. See also the discussion of environmental matters within Item 1A – Risk Factors.

Backlog

At December 31, 2016, our backlog was $96.2 billion compared with $94.8 billion at December 31, 2015. Backlog at December 31, 2015 excludes $4.8 billion related to the IS&GS business, which we divested in 2016. Backlog is converted into sales in future periods as work is performed or deliveries are made. Approximately $34 billion, or 35%, of our backlog at December 31, 2016 is expected to be converted into sales in 2017.

Our backlog includes both funded (firm orders for our products and services for which funding has been both authorized and appropriated by the customer) and unfunded (firm orders for which funding has not been appropriated) amounts. We do not include unexercised options or potential orders under indefinite-delivery, indefinite-quantity agreements in our backlog. If any of our contracts with firm orders were to be terminated, our backlog would be reduced by the expected value of the unfilled orders of such contracts. Funded backlog was $66.0 billion at December 31, 2016, as compared to $67.6 billion at December 31, 2015. Funded backlog at December 31, 2015 excludes $3.1 billion related to the IS&GS business, which we divested in 2016. For backlog related to each of our business segments, see “Business Segment Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Research and Development

We conduct research and development (R&D) activities under customer-sponsored contracts and with our own independent R&D funds. Our independent R&D costs include basic research, applied research, development, systems and other concept formulation studies. Generally, these costs are allocated among all contracts and programs in progress under U.S. Government contractual arrangements. Costs we incur under customer-sponsored R&D programs pursuant to contracts are included in net sales and cost of sales. Under certain arrangements in which a customer shares in product development costs, our portion of the unreimbursed costs is expensed as incurred in cost of sales. Independent R&D costs charged to cost of sales were $988 million in 2016, $817 million in 2015, and $733 million in 2014. See “Research and development and similar costs” in “Note 1 – Significant Accounting Policies” included in our Notes to Consolidated Financial Statements.

Employees

At December 31, 2016, we had approximately 97,000 employees, about 92% of whom were located in the U.S. Approximately 21% of our employees are covered by collective bargaining agreements with various unions. A number of our existing collective bargaining agreements expire in any given year. Historically, we have been successful in negotiating renewals to expiring agreements without any material disruption of operating activities. Management considers employee relations to be good.

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

We derived 71% of our total net sales from the U.S. Government in 2016, including 59% from the Department of Defense (DoD). We expect to continue to derive most of our sales from work performed under U.S. Government contracts. Those contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal-year basis even though contract performance may extend over many years. Consequently, contracts are often partially funded initially and additional funds are committed only as Congress makes further appropriations. If we incur costs in excess of funds obligated on a contract, we may be at risk for reimbursement of those costs unless and until additional funds are obligated to the contract.

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

There is also uncertainty regarding actions that may be taken by the new Presidential Administration in light of recent criticisms of the F-35 program and other large defense programs. President Trump has publicly expressed concerns over past cost overruns and delays in the program as well as overall program cost and has publicly requested that a competitor price out an alternative. Defense Secretary Mattis recently ordered a review of the program, including a comparison review of the F-35C carrier variant with a fourth generation alternative. Our Chairman, President and Chief Executive Officer has had discussions with President Trump on the importance of the F-35 program and our commitment to cut costs. However, we may continue to face pressure to reduce costs from the new Presidential Administration relating to the F-35 program and ongoing contract negotiations.

The F-35 is our largest program and represented 23% of our total net sales in 2016 and is expected to represent a higher percentage of our sales in future years. A decision to cut spending or reduce planned orders would have an adverse impact on our results of operations. Given the size and complexity of the F-35 program, we anticipate that there will be continual reviews related to aircraft performance, program schedule, cost, and requirements as part of the DoD, Congressional, and international partners’ oversight and budgeting processes. Current program challenges include, but are not limited to, supplier and partner performance, software development, level of cost associated with life cycle operations and sustainment and warranties, successfully negotiating and receiving funding for production contracts on a timely basis, executing future flight tests and findings resulting from testing and operating the aircraft. Additionally, the U.S. Government may also enter into unilateral contract actions, which they recently did on the F-35 program. This unilateral contract action obligates us to perform under terms and conditions imposed by the U.S. Government. Unilateral contract actions could negatively affect profit and cash flows, and establish a precedent for future contracts.

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

We must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. Government contracts. Government contract laws and regulations affect how we do business with our customers and impose certain risks and costs on our business. A violation of specific laws and regulations, by us, our employees, others working on our behalf, a supplier or a venture partner, could harm our reputation and result in the imposition of fines and penalties, the termination of our contracts, suspension or debarment from bidding on or being awarded contracts, loss of our ability to export products or services and civil or criminal investigations or proceedings.

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

U.S. Government agencies, including the Defense Contract Audit Agency, the Defense Contract Management Agency and various agency Inspectors General, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, its cost structure, its business systems and compliance with applicable laws, regulations and standards. The U.S. Government has the ability to decrease or withhold certain payments when it deems systems subject to its review to be inadequate. Additionally, any costs found to be misclassified may be subject to repayment. We have unaudited and/or unsettled incurred cost claims related to past years, which places risk on our ability to issue final billings on contracts for which authorized and appropriated funds may be expiring.

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

Other contracts in backlog are for the transition from development to production (e.g., LRIP contracts), which includes the challenge of starting and stabilizing a manufacturing production and test line while the final design is being validated. These generally are cost-reimbursable or fixed-price incentive-fee contracts. Under a fixed-price incentive-fee contract, the allowable costs incurred are eligible for reimbursement but are subject to a cost-share arrangement, which affects profitability. Generally, if our costs exceed the contract target cost or are not allowable under the applicable regulations, we may not be able to obtain reimbursement for all costs and may have our fees reduced or eliminated.

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

The U.S. Government is currently pursuing and implementing policies that could negatively impact our profitability. Changes in procurement policy favoring more incentive-based fee arrangements, different award fee criteria or government contract negotiation offers based upon the customer’s view of what our costs should be (as compared to our actual costs) may affect the predictability of our profit rates. The U.S. Government’s unilateral contract action definitizing the LRIP 9 F-35 contract reflected differing U.S. Government and Lockheed Martin views as to costs, entitlement to performance-based payments and profitability and could negatively impact the profitability and cash flows of LRIP 9, LRIP 10 (which remains an undefinitized contract) and future production contracts. Our customers are subject to pressures that may result in a change in contract types referenced above earlier in a program’s maturity than is traditional. An example of this is the use of fixed-price incentive-fee contracts for recent LRIP contracts on the F-35 program while the development contract is being performed concurrently. Our customers also may pursue non-traditional contract provisions in negotiation of contracts. For example, changes resulting from the F-35 development contract may need to be implemented on the production contracts (including the LRIP contracts), a concept referred to as concurrency, which may require us to pay for a portion of the concurrency costs. An example of customer budget pressures includes the U.S. Government requiring that bid and proposal costs be included in general and administrative costs, rather than charged directly to contracts in certain circumstances.

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

We are experiencing increased competition while, at the same time, our customers are facing budget constraints, trying to do more with less by cutting costs, identifying more affordable solutions, performing certain work internally rather than hiring a contractor, and reducing product development cycles. It is critical we maintain strong customer relationships and seek to understand the priorities of their requirements in this price competitive environment.

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

A substantial portion of our business is awarded through competitive bidding. The U.S. Government increasingly has relied upon competitive contract award types, including indefinite-delivery, indefinite-quantity and other multi-award contracts, which have the potential to create pricing pressure and increase our cost by requiring that we submit multiple bids and proposals. In addition, multi-award contracts require that we make sustained efforts to obtain task orders under the contract. The competitive bidding process entails substantial costs and managerial time to prepare bids and proposals for contracts that may not be awarded to us or may be split among competitors. Additionally, the former IS&GS programs we moved to RMS and Space Systems in the fourth quarter of 2015 and retained could experience increased pricing pressures which could have a negative impact on our ability to win future follow-on contracts. Following award, we may encounter significant expenses, delays, contract modifications or bid protests from unsuccessful bidders on new program awards. Unsuccessful bidders are more frequently protesting in the hope of being awarded a subcontract for a portion of the work in return for withdrawing the protest. Bid protests could result in significant expenses to us, contract modifications or even loss of the contract award. Even where a bid protest does not result in the loss of a contract award, the resolution can extend the time until the contract activity can begin and, as a result, delay our recognizing sales. We also may not be successful in our efforts to protest or challenge any bids for contracts that were not awarded to us and we could incur significant time and expense in such efforts.

We are the prime contractor on most of our contracts and if our subcontractors, suppliers or teaming agreement or venture partners fail to perform their obligations, our performance and our ability to win future business could be harmed.

For most of our contracts we rely on other companies to provide materials, major components and products, and to perform a portion of the services that we provide to our customers. Such arrangements may involve subcontracts, teaming arrangements, ventures or supply agreements with other companies upon which we rely (contracting parties). There is a risk that we may have disputes with our contracting parties, including disputes regarding the quality and timeliness of work performed, the workshare provided to that party, customer concerns about the other party’s performance, our failure to extend existing task orders or issue new task orders, or our hiring the personnel of a subcontractor, teammate or venture partner or vice versa. In addition, changes in the economic environment, including defense budgets and constraints on available financing, may adversely affect the financial stability of our contracting parties and their ability to meet their performance requirements or to provide needed supplies on a timely basis as might their inability to perform profitably in the current highly competitive and budget constrained environment. A failure, for whatever reason, by one or more of our contracting parties to provide the agreed-upon supplies or perform the agreed-upon services on a timely basis, according to specifications, or at all may affect our ability to perform our obligations and require that we transition the work to other companies. Contracting party performance deficiencies may result in additional costs or delays in product deliveries and affect our operating results and could result in a customer terminating our contract for default or convenience. A default termination could expose us to liability and affect our ability to compete for future contracts and orders. Additionally, our efforts to increase the efficiency of our operations and improve the affordability of our products and services could negatively impact our ability to attract and retain suppliers.

International sales may pose different risks.

In 2016, 27% of our total net sales were from international customers. We have a strategy to grow international sales over the next several years, inclusive of sales of F-35 aircraft to our international partners and other countries. International sales are subject to numerous political and economic factors, regulatory requirements, significant competition, taxation, and other risks associated with doing business in foreign countries. Our exposure to such risks increased as a result of our acquisition of Sikorsky and our increased ownership interest in AWE and may further increase if our international sales grow as we anticipate.

Our international business is conducted through foreign military sales (FMS) contracted through the U.S. Government or by direct commercial sales (DCS) with international customers. In 2016, approximately 66% of our sales to international customers were FMS and about 34% were DCS. These transaction types differ as FMS transactions represent sales by the U.S. Government to international governments and our contract with the U.S. Government is subject to FAR. By contrast, DCS transactions represent sales directly to another international government or commercial customer. All sales to international customers are subject to U.S. and foreign laws and regulations, including, without limitation, regulations relating to anti-corruption, import-export control, technology transfer restrictions, taxation, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act and other anti-corruption laws, and the anti-boycott provisions of the U.S. Export Administration Act. While we have stringent policies in place to comply with such laws and regulations, failure by us, our employees or others working on our behalf to comply with these laws and regulations could result in administrative, civil, or criminal liabilities, including suspension, debarment from bidding for or performing government contracts, or suspension of our export privileges, which could have a material adverse effect on us. We frequently team with international subcontractors and suppliers who are also exposed to similar risks.

While international sales, whether contracted as FMS or DCS, present risks that are different and potentially greater than those encountered in our U.S. business, DCS with international customers may impose even greater risks. DCS transactions involve commercial relationships with parties with whom we have less familiarity and where there may be significant cultural differences. Additionally, international procurement rules and regulations, contract laws and regulations, and contractual terms differ from those in the U.S. and are less familiar to us. International regulations may be interpreted by foreign courts less bound by precedent and with more discretion; these interpretations frequently have terms less favorable to us than the FAR. Export and import, tax and currency risk also may be increased for DCS with international customers. While these risks are potentially greater than those encountered in our U.S. business, we seek to price our products and services commensurate with the risk profile on DCS with international customers.

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

In conjunction with defense procurements, some international customers require contractors to comply with industrial cooperation regulations, including entering into industrial cooperation agreements, sometimes referred to as offset agreements. Offset agreements may require in-country purchases, technology transfers, local manufacturing support, investments in foreign joint ventures and financial support projects as an incentive or as a condition to a contract award. In some countries, these offset agreements may require the establishment of a venture with a local company, which must control the venture. The costs to satisfy our offset obligations are included in the estimates of our total costs to complete the contract and may impact our profitability and cash flows. The ability to recover investments that we make is generally dependent upon the successful operation of ventures that we do not control and may involve products and services that are dissimilar to our business activities. In these and other situations, we could be liable for violations of law for actions taken by these entities such as laws related to anti-corruption, import and export, taxation, and anti-boycott restrictions. Offset agreements generally extend over several years and may provide for penalties in the event we fail to perform in accordance with the offset requirements which are typically subjective and can be outside our control.

Our business could be negatively affected by cyber or other security threats or other disruptions.

We routinely experience various cybersecurity threats, threats to our information technology infrastructure, unauthorized attempts to gain access to our company sensitive information, denial-of-service attacks, threats to the security of our facilities and employees, and threats from terrorist acts, as do our customers, suppliers, subcontractors and venture partners. We may experience similar security threats at customer sites that we operate and manage.

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

In pursuing our business strategy, we routinely conduct discussions, evaluate companies, and enter into agreements regarding possible acquisitions, divestitures, ventures and equity investments. We seek to identify acquisition or investment opportunities that will expand or complement our existing products and services or customer base, at attractive valuations. We often compete with others for the same opportunities. To be successful, we must conduct due diligence to identify valuation issues and potential loss contingencies; negotiate transaction terms; complete and close complex transactions; integrate acquired companies and employees; and realize anticipated operating synergies efficiently and effectively. Acquisition, divestiture, venture and investment transactions often require substantial management resources and have the potential to divert our attention from our existing business. Unidentified or identified but un-indemnified pre-closing liabilities could affect our future financial results, particularly successor liability under procurement laws and regulations such as the False Claims Act or Truth in Negotiations Act, anti-corruption, tax, import-export and technology transfer laws which provide for civil and criminal penalties and the potential for debarment. We also may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, employee retention, transaction-related or other litigation, and other liabilities. Any of the foregoing could adversely affect our business and results of operations.

Ventures, or noncontrolling equity investments, operate under shared control with other parties. Under the equity method of accounting for nonconsolidated ventures and investments, we recognize our share of the operating profit of these ventures in our results of operations. Our operating results may be affected by the performance of businesses over which we do not exercise control, which includes the inability to influence strategic decisions that may adversely affect our business, financial condition and results of operations. Our joint ventures face many of the same risks and uncertainties as we do. The most significant impact of our equity investments is in our Space Systems business segment where approximately 25% of its 2016 operating profit was derived from its share of earnings from equity method investees, particularly that in United Launch Alliance (ULA). Approximately 3% and 7% of our Aeronautics and RMS business segments’ operating profit was derived from their shares of earnings from equity method investees, including their share in Advanced Military Maintenance, Repair and Overhaul Center LLC venture (AMMROC).

The acquired Sikorsky business may underperform relative to our expectations, the transaction may cause our financial results to differ from our expectations or the expectations of the investment community and we may not be able to achieve anticipated cost savings or other anticipated synergies.

On November 6, 2015, we completed the acquisition of Sikorsky. We believe that we will benefit from the integration of our products and technologies with those of the Sikorsky business and realize synergies and potential for long-term growth, as well as expanded capabilities and customer relationships as a result of the acquisition. However, we may not be able to capture anticipated synergies, tax benefits, cost savings, and business opportunities in the time frame anticipated, or at all. Changes to the Federal statutory tax rate could have an impact on the tax benefits we expect in connection with the acquisition. Due to the recent acquisition and valuation, the carrying value and fair value of our Sikorsky reporting unit are currently closely aligned. Therefore, any business deterioration, contract cancelations or terminations, or market pressures could cause our sales, earnings and cash flows to decline below current projections and could cause goodwill to be impaired. Additionally, Sikorsky may not perform as expected, or demand for its products may be adversely affected by global economic conditions, including oil and gas trends that are outside of their control.

If we fail to maintain an effective system of internal controls over financial reporting there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud. As further described, in Part II Item 9A “Controls and Procedures” management has concluded that, because of a material weakness in internal controls within Sikorsky’s processes (specifically, Sikorsky did not adequately identify, design and implement appropriate process-level controls for its processes and appropriate information technology controls for its information technology systems), which we acquired on November 6, 2015 and which operates as a business unit of our RMS business segment, our disclosure controls and procedures were not effective as of December 31, 2016. We have and we will continue to enhance our controls at our Sikorsky business unit and we expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2017. However, we cannot be certain that these measures will be successful or that we will be able to prevent future significant deficiencies or material weaknesses. Material inaccuracies in our financial statements would impair their value to management and our Board of Directors in making decisions as to the operation of our business, could impair our reputation and cause investors to lose confidence in our reported financial information, which could have a negative effect on investor confidence in our financial statements, the trading price of our stock and our access to capital.

The divestiture of our Information Systems & Global Solutions business may not achieve the intended benefits and may expose us to potential risks and liabilities.

We completed the divestiture of our IS&GS business on August 16, 2016, which merged with a subsidiary of Leidos Holdings Inc. (Leidos), in a Reverse Morris Trust transaction. As part of the transaction, we also completed an exchange offer that resulted in a reduction of our outstanding common stock. We undertook the divestiture because we believed that this business could achieve greater growth and create more value for customers and stockholders outside of Lockheed Martin and that we could benefit from greater strategic focus of our resources and management efforts. We may not benefit as expected from the increased focus on our core business, strategic programs and objectives made possible by the split-off or from the reduced exposure to a shorter product cycle services business. Additionally, the value of the transaction may also be reduced by potential liabilities related to post-closing adjustments and indemnities, which could adversely affect our results of operations.

If the divestiture of our Information Systems & Global Solutions business or certain internal transactions undertaken in anticipation of the divestiture are determined to be taxable in whole or in part, we and our stockholders may incur significant tax liabilities.

In connection with the divestiture of our IS&GS business, we obtained opinions of outside tax counsel that the merger and exchange offer will qualify as tax-free transactions to us and our stockholders, except to the extent that cash was paid to Lockheed Martin stockholders in lieu of fractional shares. We have not sought or obtained a ruling from the Internal Revenue Service (IRS) on each of the tax consequences of the transaction. An opinion of counsel is not binding on the IRS or the courts, which may disagree with the opinion. In addition, the tax opinions are subject to customary qualifications and based on factual representations. Even if the merger and exchange offer otherwise qualified as tax-free transactions, they may become taxable to us if certain events occur that affect either Lockheed Martin or Leidos. While Leidos has agreed not to take certain actions that could cause the transactions not to qualify as tax-free transactions and is generally obligated to indemnify us against any tax consequences if it breaches this agreement, the potential tax liabilities could have a material adverse effect on us if we were not entitled to indemnification or if the indemnification obligations were not fulfilled. If the merger or exchange offer were determined to be taxable, we could be subject to a substantial tax liability, and each U.S. holder of our common stock who participated in the exchange offer could be treated as exchanging the Lockheed Martin shares surrendered for Abacus shares in a taxable transaction.

There can be no assurance that we will continue to increase our dividend or to repurchase shares of our common stock at current levels.

The payment of cash dividends and share repurchases is subject to limitations under applicable law and the discretion of our Board of Directors and is determined in light of then current conditions, including earnings, other operating results and capital requirements. Decreases in asset values or increases in liabilities, including liabilities associated with benefit plans and assets and liabilities associated with taxes, can reduce stockholders’ equity. A deficit in stockholders’ equity could limit our ability to pay dividends and make share repurchases under Maryland Law in the future. In addition, the timing and amount of share repurchases under board approved share repurchase plans is within the discretion of management and will depend on many factors, including results of operations, capital requirements as well as applicable law.

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

Many of our employees are covered by defined benefit pension plans, and we provide certain health care and life insurance benefits to eligible retirees. The impact of these plans on our U.S. generally accepted accounting principles (GAAP) earnings may be volatile in that the amount of expense we record for our postretirement benefit plans may materially change from year to year because those calculations are sensitive to funding levels as well as changes in several key economic assumptions, including interest rates, rates of return on plan assets, and other actuarial assumptions including participant longevity (also known as mortality), employee turnover, as well as the timing of cash funding. Changes in these factors, including actual returns on plan assets, may also affect our plan funding, cash flow and stockholders’ equity. In addition, the funding of our plans and recovery of costs on our contracts, as described below, also may be subject to changes caused by legislative or regulatory actions. We have taken certain actions over the last few years to mitigate the impact the plans may have on our cash flows and earnings, including amendments made in June 2014 to a significant portion of our qualified and nonqualified defined benefit pension plans for non-union employees to freeze future retirement benefits. However, the impact of these actions on our cash flow and earnings may be less than anticipated or may be offset by other factors such as changes in actuarial assumptions and plan asset investment returns.

With regard to cash flow, we have made substantial cash contributions to our plans as required by the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006 (PPA). We generally are able to recover these contributions related to our plans as allowable costs on our U.S. Government contracts, including FMS, but there is a lag between when we contribute cash to our plans under pension funding rules and recover it under U.S. Government Cost Accounting Standards (CAS). Effective February 2012, the CAS rules were revised to harmonize the measurement and period assignment of the pension cost allocable to government contracts with the PPA (CAS Harmonization). In 2013, the cost impact of CAS Harmonization started being phased in with the goal of better aligning the CAS pension cost and ERISA funding requirements being fully achieved in 2017. The enactment of the Highway and Transportation Funding Act of 2014 and Bipartisan Budget Act of 2015 increased the interest rate assumption used to determine our CAS pension costs, which has the effect of lowering the recovery of pension contributions during the affected periods as it decreases our CAS pension costs.

For more information on how these factors could impact earnings, financial position, cash flow and stockholders’ equity, see “Critical Accounting Policies – Postretirement Benefit Plans” in Management’s Discussion and Analysis of Financial Conditions and Results of Operations and “Note 11 – Postretirement Plans” included in our Notes to Consolidated Financial Statements.

Environmental costs could affect our future earnings as well as the affordability of our products and services.

Our operations are subject to and affected by a variety of federal, state, local and foreign environmental protection laws and regulations. We are involved in environmental remediation at some of our facilities, some of our former facilities, and at third-party-owned sites where we have been designated a potentially responsible party. In addition, we could be affected by future regulations imposed or claims asserted in response to concerns over climate change, other aspects of the environment or natural resources. We have an ongoing comprehensive sustainability program to reduce the effects of our operations on the environment.

We manage and have managed various U.S. Government-owned facilities, and portions of U.S. Government-owned facilities, on behalf of the U.S. Government. At such facilities, environmental compliance and remediation costs historically have been the responsibility of the U.S. Government. We have relied, and continue to rely with respect to past practices, upon U.S. Government funding to pay such costs, notwithstanding efforts by some U.S. Government representatives to limit this responsibility. Although the U.S. Government remains responsible for capital and operating costs associated with environmental compliance, responsibility for fines and penalties associated with environmental noncompliance typically is borne by either the U.S. Government or the contractor, depending on the contract and the relevant facts. Some environmental laws include criminal provisions. An environmental law conviction could affect our ability to be awarded future, or perform existing, U.S. Government contracts.

We have incurred and will continue to incur liabilities under various federal, state, local and foreign statutes for environmental protection and remediation. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. Among the variables management must assess in evaluating costs associated with these cases and remediation sites generally are the status of site assessment, extent of the contamination, impacts on natural resources, changing cost estimates, evolution of technologies used to remediate the site, continually evolving governmental environmental standards and cost allowability issues, including varying efforts by the U.S. Government to limit allowability of our costs in resolving liability at third party-owned sites. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or cleanup to the extent probable and estimable, see “Critical Accounting Policies –Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 14 – Legal Proceedings, Commitments and Contingencies” of our consolidated financial statements.

We are involved in a number of legal proceedings. We cannot predict the outcome of litigation and other contingencies with certainty.

Our business may be adversely affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty. As required by GAAP, we estimate loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements. For a description of our current legal proceedings, see Item 3 – Legal Proceedings and “Note 14 – Legal Proceedings, Commitments and Contingencies” included in our Notes to Consolidated Financial Statements.

Our success depends, in part, on our ability to develop new products and technologies and maintain a qualified workforce.

Many of the products and services we provide are highly engineered and involve sophisticated technologies, with related complex manufacturing and system integration processes. Our customers’ requirements change and evolve regularly. Accordingly, our future performance depends, in part, on our ability to identify emerging technological trends, develop and manufacture innovative products and service and bring those offerings to market quickly at cost-effective prices.

Additionally, due to the specialized nature of our business, our future performance is highly dependent upon our ability to maintain a workforce with the requisite skills in multiple areas including: engineering, science, manufacturing, information technology, cybersecurity, business development and strategy and management. Our operating performance is also dependent upon personnel who hold security clearances and receive substantial training in order to work on certain programs or tasks. Additionally, as we expand our operations internationally, it is increasingly important to hire and retain personnel with relevant experience in local laws, regulations, customs, traditions and business practices.

We face a number of challenges that may affect personnel retention such as our endeavors to increase the efficiency of our operations and improve the affordability of our products and services such as workforce reductions and consolidating and relocating certain operations. Additionally as our workforce ages, our demographic continues to shift toward a higher proportion of employees nearing retirement. In June 2014, we amended certain of our defined benefit pension plans for non-union employees to freeze future retirement benefits, which may encourage retirement-eligible personnel to elect to retire earlier than anticipated. The freeze takes place in two stages and will be completed January 1, 2020.

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

Approximately 21% of our employees are covered by collective bargaining agreements with various unions. Historically, where employees are covered by collective bargaining agreements with various unions, we have been successful in negotiating renewals to expiring agreements without any material disruption of operating activities. This does not assure, however, that we will be successful in our efforts to negotiate renewals of our existing collective bargaining agreements in the future. If we encounter difficulties with renegotiations or renewals of collective bargaining arrangements or are unsuccessful in those efforts, we could incur additional costs and experience work stoppages. Union actions at suppliers can also affect us. Any delays or work stoppages could adversely affect our ability to perform under our contracts, which could negatively impact our results of operations, cash flows, and financial condition.

Our estimates and projections may prove to be inaccurate.

The accounting for some of our most significant activities is based on judgments and estimates, which are complex and subject to many variables. For example, accounting for sales using the percentage-of-completion method requires that we assess risks and make assumptions regarding schedule, cost, technical and performance issues for each of our thousands of contracts, many of which are long-term in nature. Additionally, we initially allocate the purchase price of acquired businesses based on a preliminary assessment of the fair value of identifiable assets acquired and liabilities assumed. For significant acquisitions we may use a one-year measurement period to analyze and assess a number of factors used in establishing the asset and liability fair values as of the acquisition date and could result in adjustments to asset and liability balances. Another example is the $10.8 billion of goodwill assets recorded on our consolidated balance sheet as of December 31, 2016 from previous acquisitions, which represents approximately 23% of our total assets. These goodwill assets are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in circumstances that indicate goodwill may be impaired. If we experience changes or factors arise that negatively affect the expected cash flows of a reporting unit, we may be required to write off all or a portion of the reporting unit’s related goodwill assets.

Future changes in U.S. or foreign tax laws, including those with retroactive effect, and audits by tax authorities could result in unanticipated increases in our tax expense and affect profitability and cash flows. For example, recent proposals to lower the U.S. corporate income tax rate would require us to reduce our net deferred tax assets upon enactment of new tax legislation, with a corresponding material, one-time, non-cash increase in income tax expense, but our income tax expense and payments would be materially reduced in subsequent years. Our net deferred tax assets as of December 31, 2016 and 2015 were $6.6 billion and $6.1 billion, based on a 35% Federal statutory income tax rate, and primarily relate to our postretirement benefit plans. If legislation reducing the Federal statutory income tax rate to 15% had been enacted at December 31, 2016, our net deferred tax assets would have been reduced by $3.8 billion and we would have recorded a corresponding one-time, non-cash increase in income tax expense of $3.8 billion. This additional expense would be less if the legislation phased in the tax rate reduction or if the final rate was higher than 15%. The amount of net deferred tax assets will change periodically based on several factors, including the measurement of our postretirement benefit plan obligations and actual cash contributions to our postretirement benefit plans.

Actual financial results could differ from our judgments and estimates. See “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 1 – Significant Accounting Policies” included in our Notes to Consolidated Financial Statements for a complete discussion of our significant accounting policies and use of estimates.

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

At December 31, 2016, we owned or leased building space (including offices, manufacturing plants, warehouses, service centers, laboratories and other facilities) at approximately 400 locations primarily in the U.S. Additionally, we manage or occupy various Government-owned facilities under lease and other arrangements.

At December 31, 2016, we had significant operations in the following locations:

•	Aeronautics – Palmdale, California; Marietta, Georgia; Greenville, South Carolina; and Fort Worth, Texas.
•	Missiles and Fire Control – Camden, Arkansas; Lexington, Kentucky; Ocala and Orlando, Florida; and Grand Prairie, Texas.
•

Rotary and Mission Systems – Colorado Springs, Colorado; Stratford, Connecticut; Orlando, Florida; Moorestown/Mt. Laurel, New Jersey; Owego and Syracuse, New York; Akron, Ohio; Manassas, Virginia; and Mielec, Poland.

•	Space Systems – Sunnyvale, California; Denver, Colorado; Albuquerque, New Mexico; Valley Forge, Pennsylvania; and Reading, England.
•	Corporate activities – Bethesda, Maryland.

In connection with the increase in ownership interest of AWE Management Limited, we assumed 5.8 million square feet of Government-owned floor space. As a result of our divestiture of the IS&GS business, we reduced our owned and leased floor space by 3.4 million square feet.

The following is a summary of our square feet of floor space by business segment at December 31, 2016 (in millions):

	Owned	Leased	Government- Owned	Total
Aeronautics	5.8	2.4	14.5	22.7
Missiles and Fire Control	6.2	2.9	1.8	10.9
Rotary and Mission Systems	11.2	7.6	0.4	19.2
Space Systems	8.4	2.4	13.6	24.4
Corporate activities	2.7	1.0	—	3.7
Total	34.3	16.3	30.3	80.9

We believe our facilities are in good condition and adequate for their current use. We may improve, replace or reduce facilities as considered appropriate to meet the needs of our operations.

ITEM 3.	Legal Proceedings.

We are a party to or have property subject to litigation and other proceedings that arise in the ordinary course of our business, including matters arising under provisions relating to the protection of the environment, and are subject to contingencies related to certain businesses we previously owned. These types of matters could result in fines, penalties, compensatory or treble damages or non-monetary sanctions or relief. We believe the probability is remote that the outcome of these matters will have a material adverse effect on the Corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular interim reporting period. We cannot predict the outcome of legal or other proceedings with certainty. These matters include the proceedings summarized in “Note 14 – Legal Proceedings, Commitments and Contingencies” included in our Notes to Consolidated Financial Statements.

We are subject to federal, state, local and foreign requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have property subject to various lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in us being involved with related legal proceedings, claims and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Critical Accounting Policies – Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 14 – Legal Proceedings, Commitments and Contingencies” included in our Notes to Consolidated Financial Statements.

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

Our executive officers as of February 9, 2017 are listed below, with their ages on that date, positions and offices currently held, and principal occupation and business experience during at least the last five years. There were no family relationships among any of our executive officers and directors. All officers serve at the discretion of the Board of Directors.

Richard F. Ambrose (age 58), Executive Vice President – Space Systems

Mr. Ambrose has served as Executive Vice President of Space Systems since April 2013. He previously served as Vice President and Deputy, Space Systems from July 2012 to March 2013; and President, Information Systems & Global Solutions – Security from January 2011 to June 2012.

Dale P. Bennett (age 60), Executive Vice President – Rotary and Mission Systems

Mr. Bennett has served as Executive Vice President of Rotary and Mission Systems since December 2012. He previously served as President, Mission Systems & Sensors from August 2011 to December 2012.

Orlando P. Carvalho (age 58), Executive Vice President – Aeronautics

Mr. Carvalho has served as Executive Vice President of Aeronautics since March 2013. He previously served as Executive Vice President and General Manager, F-35 Program from March 2012 to March 2013; Vice President and Deputy, F-35 Program from August 2011 to March 2012.

Brian P. Colan (age 56), Vice President, Controller, and Chief Accounting Officer

Mr. Colan has served as Vice President, Controller, and Chief Accounting Officer since August 2014. He previously served as Vice President and Controller, Missiles and Fire Control from January 2013 to August 2014; and Vice President and Controller, Electronic Systems from October 2011 to January 2013.

Richard H. Edwards (age 60), Executive Vice President – Missiles and Fire Control

Mr. Edwards has served as Executive Vice President of Missiles and Fire Control since December 2012. He previously served as Executive Vice President, Program and Technology Integration, Missiles and Fire Control from June 2012 to December 2012; and Vice President, Tactical Missiles and Combat Maneuver Systems from July 2005 to June 2012.

Marillyn A. Hewson (age 63), Chairman, President and Chief Executive Officer

Ms. Hewson has served as Chairman, President and Chief Executive Officer of Lockheed Martin since January 2014. Having served over 30 years at Lockheed Martin in roles of increasing responsibility, she held the positions of Chief Executive Officer and President from January 2013 to December 2013; President and Chief Operating Officer from November 2012 to December 2012; and Executive Vice President – Electronic Systems from January 2010 to November 2012.

Maryanne R. Lavan (age 57), Senior Vice President, General Counsel and Corporate Secretary

Ms. Lavan has served as Senior Vice President and General Counsel since June 2010 and Corporate Secretary since September 2010.

John W. Mollard (age 59), Vice President and Treasurer

Mr. Mollard has served as Vice President and Treasurer since April 2016. He previously served as Vice President, Corporate Financial Planning and Analysis from 2003 to April 2016.

Bruce L. Tanner (age 57), Executive Vice President and Chief Financial Officer

Mr. Tanner has served as Executive Vice President and Chief Financial Officer since September 2007.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

At January 27, 2017, we had 28,697 holders of record of our common stock, par value $1 per share. Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol LMT. Information concerning the high and low reported sales prices of Lockheed Martin common stock and dividends paid during the past two years is as follows:

Common Stock – Dividends Paid Per Share and Market Prices

	Dividends Paid Per Share		Stock Prices (High-Low)
Quarter	2016	2015	2016	2015
First	$1.65	$1.50	$223.19 - $200.47	$207.06 - $186.01
Second	1.65	1.50	245.37 - 218.34	206.19 - 185.65
Third	1.65	1.50	266.93 - 235.28	213.34 - 181.91
Fourth	1.82	1.65	269.90 - 228.50	227.91 - 199.01
Year	$6.77	$6.15	$269.90 - $200.47	$227.91 - $181.91

Stockholder Return Performance Graph

The following graph compares the total return on a cumulative basis of $100 invested in Lockheed Martin common stock on December 31, 2011 to the Standard and Poor’s (S&P) 500 Index and the S&P Aerospace & Defense (S&P Aero) Index.

The S&P Aero Index comprises Arconic Inc., General Dynamics Corporation, L3 Technologies, Inc., Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company, Rockwell Collins, Inc., Textron Inc., The Boeing Company, Transdigm Group Inc., and United Technologies Corporation. The stockholder return performance indicated on the graph is not a guarantee of future performance.

This graph is not deemed to be “filed” with the U.S. Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the Exchange Act), and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Exchange Act.

Purchases of Equity Securities

The following table provides information about our repurchases of our common stock registered pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2016.

Period (a)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Amount Available for Future Share Repurchases Under the Plans or Programs (b)
				(in millions)
September 26, 2016 – October 30, 2016	1,294,018	$235.56	1,293,734	$4,015
October 31, 2016 – November 27, 2016	712,100	$254.42	711,974	$3,834
November 28, 2016 – December 31, 2016	1,281,651	$259.81	1,270,668	$3,504
Total	3,287,769(c)	$249.09	3,276,376

(a)

We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, September 26, 2016 was the first day of our October 2016 fiscal month.

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

(c)

During the quarter ended December 31, 2016, the total number of shares purchased included 11,393 shares that were transferred to us by employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the program.

ITEM 6.	Selected Financial Data.

The operating results of the IS&GS business have been classified as discontinued operations for all periods presented and the assets and liabilities of the IS&GS business have been classified as assets and liabilities of discontinued operations for all periods presented. However, the cash flows generated by the IS&GS business have not been reclassified in our cash flow information as we retained the cash as part of the divestiture of the IS&GS business. See “Note 3 – Acquisitions and Divestitures” included in our Notes to Consolidated Financial Statements for additional information about the divestiture of the IS&GS business.

(In millions, except per share data)	2016	2015	2014	2013	2012
Operating results
Net sales	$47,248	$40,536	$39,946	$39,243	$40,573
Operating profit (a)(b)	5,549	4,712	5,012	4,066	3,748
Net earnings from continuing operations (a)(b)	3,753	3,126	3,253	2,701	2,297
Net earnings from discontinued operations (c)	1,549	479	361	280	448
Net earnings (b)	5,302	3,605	3,614	2,981	2,745
Earnings from continuing operations per common share
Basic (a)(b)	12.54	10.07	10.27	8.42	7.10
Diluted (a)(b)	12.38	9.93	10.09	8.27	6.99
Earnings from discontinued operations per common share
Basic	5.17	1.55	1.14	0.87	1.38
Diluted	5.11	1.53	1.12	0.86	1.36
Earnings per common share
Basic (b)	17.71	11.62	11.41	9.29	8.48
Diluted (b)	17.49	11.46	11.21	9.13	8.36
Cash dividends declared per common share	$6.77	$6.15	$5.49	$4.78	$4.15
Balance sheet (d)
Cash, cash equivalents and short-term investments (b)	$1,837	$1,090	$1,446	$2,617	$1,898
Total current assets (e)	15,108	14,573	10,684	12,081	12,401
Goodwill (f)	10,764	10,695	7,964	7,698	7,697
Total assets (b)(e)(f)	47,806	49,304	37,190	36,352	38,890
Total current liabilities (e)	12,542	13,918	10,954	10,983	11,993
Total debt, net (g)	14,282	15,261	6,142	6,127	6,280
Total liabilities (b)(e)(g)	46,200	46,207	33,790	31,434	38,851
Total equity (b)	1,606	3,097	3,400	4,918	39
Common shares in stockholders’ equity at year-end	289	303	314	319	321
Cash flow information
Net cash provided by operating activities (b)(h)	$5,189	$5,101	$3,866	$4,546	$1,561
Net cash used for investing activities (i)	(985)	(9,734)	(1,723)	(1,121)	(1,177)
Net cash provided by (used for) financing activities (j)	(3,457)	4,277	(3,314)	(2,706)	(2,068)
Backlog (k)	$96,200	$94,800	$74,500	$76,300	$75,600

(a)

Our operating profit and net earnings from continuing operations and earnings per share from continuing operations were affected by severance charges of $80 million ($52 million or $0.17 per share, after tax) in 2016; severance charges of $82 million ($53 million or $0.17 per share, after tax) in 2015; severance charges of $156 million ($101 million or $0.31 per share, after tax) in 2013. See “Note 15 – Restructuring Charges” included in our Notes to Consolidated Financial Statements for a discussion of 2016 and 2015 restructuring charges.

(b)

The impact of our postretirement benefit plans can cause our operating profit, net earnings, cash flows and certain amounts recorded on our consolidated balance sheets to fluctuate. Accordingly, our earnings were affected by a FAS/CAS pension adjustment of $902 million, $400 million and $317 million in 2016, 2015 and 2014 and $(500) million and $(832) million in 2013 and 2012. We made $23 million in 2016 and $5 million in 2015 of pension contributions (for our newly established Sikorsky plan), $2.0 billion in 2014, $2.25 billion in 2013 and $3.6 billion in 2012 (for our legacy plans), and these contributions caused fluctuations in our operating cash flows and cash balance between each of those years. Fluctuations in our total assets, total liabilities and stockholders’ equity between years 2012 to 2014 primarily were due to the annual measurement of the funded status of our postretirement benefit plans. See “Critical Accounting Policies – Postretirement Benefit Plans” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

(c)	Our net earnings from discontinued operations includes a $1.2 billion net gain in 2016 related to the divesture of our IS&GS business.

(d)	Certain prior period amounts have been reclassified to conform to current year presentation.
(e)

Included in total current assets are assets of discontinued operations of $1.0 billion in 2015, $900 million in 2014, $1.0 billion in 2013, and $1.1 billion in 2012. Included in total current liabilities are liabilities of discontinued operations of $900 million in each of the years 2015, 2014 and 2013 and $1.0 billion in 2012. Included in total assets are assets of discontinued operations of $4.1 billion in 2015, $4.2 billion in 2014, $3.9 billion in 2013, and $4.0 billion in 2012. Included in total liabilities are liabilities of discontinued operations of $1.2 billion in 2015, $1.2 billion in 2014, $1.2 billion in 2013, and $1.3 billion in 2012.

(f)

The increase in our goodwill and total assets from 2014 to 2015 was primarily attributable to the Sikorsky acquisition, which resulted in an increase in goodwill and total assets as of December 31, 2015 of $2.8 billion and $11.7 billion, respectively.

(g)

The increase in our total debt and total liabilities from 2014 to 2015 was primarily a result of the debt incurred to fund the Sikorsky acquisition, as well as the issuance of debt in February of 2015 for general corporate purposes (see “Note 3 – Acquisitions and Divestitures” and “Note 10 – Debt” included in our Notes to Consolidated Financial Statements).

(h)

The fluctuations in our net cash provided by operating activities between years 2012 to 2016 were due to changes in pension contributions, working capital and tax payments made. See “Liquidity and Cash Flows” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

(i)

The increase in our cash used for investing activities in 2015 was attributable to acquisitions of businesses, including the $9.0 billion acquisition of Sikorsky in 2015, net of cash acquired (see “Note 3 – Acquisitions and Divestitures” included in our Notes to Consolidated Financial Statements).

(j)

The increase in our cash provided by financing activities in 2015 was primarily a result of the debt incurred to fund the Sikorsky acquisition (see “Note 10 – Debt” included in our Notes to Consolidated Financial Statements). The increase in our cash used for financing activities in 2014 was due to decreased proceeds from stock option exercises; higher dividends paid and increased payments for repurchases of common stock. See “Liquidity and Cash Flows” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

(k)

Backlog at December 31, 2016 and 2015 includes approximately $14.7 billion and approximately $15.6 billion related to Sikorsky and excludes backlog at December 31, 2015, 2014, 2013 and 2012 of $4.8 billion, $6.0 billion, $6.3 billion and $6.7 billion related to our IS&GS business, which we divested in 2016.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics, system integration and cybersecurity services. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. In 2016, 71% of our $47.2 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 59% from the Department of Defense (DoD)), 27% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government) and 2% were from U.S. commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security and information technology, including cybersecurity.

We operate in four business segments: Aeronautics, Missiles and Fire Control (MFC), Rotary and Mission Systems (RMS) and Space Systems. We organize our business segments based on the nature of products and services offered.

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

We expect 2017 net sales will increase in the mid-single digit range from 2016 levels. The projected growth is driven by increased production and sustainment volume on the F-35 program at Aeronautics as well as increased volume at MFC and RMS, partially offset by decreased volume at Space Systems. Operating profit margin is expected to decline from 2016 levels primarily driven by higher volume on the F-35 program, which is dilutive to our overall profit margin, contract mix at MFC, lower AWE Management Limited (AWE) earnings as a result of the non-cash gain recognized in 2016 related the consolidation of AWE, amortization of AWE intangible assets in 2017 and lower equity earnings at Space Systems. Accordingly, we expect 2017 segment operating profit margin will decline from our 2016 margin to just above 10%. Our outlook for 2017 assumes the U.S. Government continues to support and fund our key programs, consistent with the government fiscal year (GFY) 2017 budget. Changes in circumstances may require us to revise our assumptions, which could materially change our current estimate of 2017 net sales and operating profit margin. For additional information related to trends in net sales and operating profit at our business segments, see the “Business Segment Results of Operations” discussion below.

We expect the 2017 FAS/CAS pension adjustment to be approximately $880 million, which incorporates a year end 2016 discount rate of 4.125%, a 25 basis point decrease from the end of 2015; an actual investment return during 2016 of approximately 5.0%; a 50 basis point reduction in our long-term rate of return assumption from 8.00% to 7.50%; and the revised longevity assumptions released on October 20, 2016 by the Society of Actuaries. We do not expect to make contributions to our legacy qualified defined benefit pension plans in 2017.

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

1 We define free cash flow as cash from operations as determined under U.S. generally accepted accounting principles (GAAP), less capital expenditures as presented on our consolidated statements of cash flows.

Business Developments

Acquisition of Sikorsky Aircraft Corporation

On November 6, 2015, pursuant to a Stock Purchase Agreement, dated as of July 19, 2015 by and between us and United Technologies Corporation (UTC) and certain wholly-owned subsidiaries of UTC, we completed the acquisition of Sikorsky Aircraft Corporation (Sikorsky) for $9.0 billion, net of cash acquired. Sikorsky, a global company primarily engaged in the design, manufacture, service and support of military and commercial helicopters, has become a wholly-owned subsidiary of ours, aligned under the RMS business segment. We funded the acquisition with new debt issuances, commercial paper and cash on hand. We and UTC made a joint election under Section 338(h)(10) of the Internal Revenue Code, which treats the transaction as an asset purchase for tax purposes. Calculated using the Federal Statutory income tax rate, this election generates a cash tax benefit with an estimated net present value at the date of acquisition of $1.9 billion for us and our stockholders. The 2015 financial results of the acquired Sikorsky business have been included in our consolidated results of operations from the November 6, 2015 acquisition date through December 31, 2015. Accordingly, the consolidated financial results for the year ended December 31, 2015 do not reflect a full year of Sikorsky’s operations. See “Capital Structure, Resources and Other” included within “Liquidity and Cash Flows” discussion below and “Note 10 – Debt” included in our Notes to Consolidated Financial Statements for a discussion of the debt we incurred in connection with the Sikorsky acquisition.

Divestiture of the Information Systems & Global Solutions Business

On August 16, 2016, we completed the previously announced divestiture of the IS&GS business, which merged with a subsidiary of Leidos, in a Reverse Morris Trust transaction (the “Transaction”). The Transaction was completed in a multi-step process pursuant to which we initially contributed the IS&GS business to Abacus Innovations Corporation (Abacus), a wholly-owned subsidiary of Lockheed Martin created to facilitate the Transaction, and the common stock of Abacus was distributed to participating Lockheed Martin stockholders through an exchange offer. Under the terms of the exchange offer, Lockheed Martin stockholders had the option to exchange shares of Lockheed Martin common stock for shares of Abacus common stock. At the conclusion of the exchange offer, all shares of Abacus common stock were exchanged for 9,369,694 shares of Lockheed Martin common stock held by Lockheed Martin stockholders that elected to participate in the exchange. The shares of Lockheed Martin common stock that were exchanged and accepted were retired, reducing the number of shares of our common stock outstanding by approximately 3%. Following the exchange offer, Abacus merged with a subsidiary of Leidos, with Abacus continuing as the surviving corporation and a wholly-owned subsidiary of Leidos. As part of the merger, each share of Abacus common stock was automatically converted into one share of Leidos common stock. We did not receive any shares of Leidos common stock as part of the Transaction and do not hold any shares of Leidos or Abacus common stock following the Transaction. Based on an opinion of outside tax counsel, subject to customary qualifications and based on factual representations, both the exchange offer and merger will qualify as tax-free transactions to Lockheed Martin and its stockholders, except to the extent that cash was paid to Lockheed Martin stockholders in lieu of fractional shares.

In connection with the Transaction, Abacus borrowed an aggregate principal amount of approximately $1.84 billion under term loan facilities with third party financial institutions, the proceeds of which were used to make a one-time special cash payment of $1.80 billion to Lockheed Martin and to pay associated borrowing fees and expenses. The entire special cash payment was used to repay debt, pay dividends and repurchase stock in the third and fourth quarters of 2016. The obligations under the Abacus term loan facilities were guaranteed by Leidos as part of the Transaction.

As a result of the Transaction, we recognized a net gain of approximately $1.2 billion. The net gain represents the $2.5 billion fair value of the shares of Lockheed Martin common stock exchanged and retired as part of the exchange offer, plus the $1.8 billion one-time special cash payment, less the net book value of the IS&GS business of about $3.0 billion at August 16, 2016 and other adjustments of about $100 million. The final gain is subject to certain post-closing adjustments, including final working capital and tax adjustments, which we expect to complete in 2017.

We classified the operating results of the IS&GS business as discontinued operations in our financial statements in accordance with U.S. GAAP, as the divestiture of this business represented a strategic shift that had a major effect on our operations and financial results. However, the cash flows generated by the IS&GS business have not been reclassified in our consolidated statements of cash flows as we retained this cash as part of the Transaction.

Other

On August 24, 2016, our ownership interest in the AWE venture increased by 18% in exchange for our assuming a more significant role in managing the operations of the venture. As a result of the increase, we now own a 51% interest in AWE and control its operations and board of directors. Accordingly, we are required to consolidate AWE, which has been aligned under our Space Systems business segment since August 24, 2016. Space Systems’ operating results include 100% of AWE’s net sales and 51% of AWE’s operating profit. Previously, we accounted for our investment in AWE using the equity method of accounting. Under the equity method, none of AWE’s net sales and only 33% of AWE’s net earnings were included in operating profit of the Space Systems business segment.

Additionally, we paid $898 million during 2014 for acquisitions of businesses and investments in affiliates, net of cash acquired, primarily related to the following acquisitions:

•	Systems Made Simple – a provider of health information technology solutions, which was included in our divesture of the IS&GS business;
•

Zeta Associates, Inc. – a designer of systems that enable collection, processing, safeguarding and dissemination of information for intelligence and defense communities, which is included in our Space Systems business segment; and

•	Industrial Defender – a provider of cybersecurity solutions for control systems in the oil and gas, utility and chemical industries, which was included in our divesture of the IS&GS business.

For additional information, see “Note 3 – Acquisitions and Divestitures” included in our Notes to Consolidated Financial Statements.

Industry Considerations

U.S. Government Funding Constraints

The U.S. Government has not yet passed an annual budget for Government Fiscal Year (GFY) 2017. Accordingly, the U.S. Government is currently operating under a continuing resolution funding measure through April 28, 2017. Under this continuing resolution, partial-year funding at amounts consistent with appropriated levels for fiscal year 2016 are available, subject to certain restrictions, however, new spending initiatives are not authorized. Our key programs continue to be supported and funded despite the continuing resolution financing mechanism. However, during periods covered by continuing resolutions, or until regular annual appropriation bills are passed, we may experience delays in procurement of products and services due to lack of funding and those delays may affect our results of operations, financial position and cash flows.

During 2016, President Obama’s Administration and both houses of Congress proposed budget plans for GFY 2017 that were broadly divergent in how they would be implemented, but set overall national defense spending limits at amounts consistent with the current limit imposed by the Bipartisan Budget Act of 2015. Significant differences remain in the various proposed budgets’ funding sources and the potential use of overseas continuing operations funds for additional DoD-based budget. While we cannot predict budget resolution timing, we are hopeful that congressional deliberations can be concluded as soon as possible. A substantial delay would require an extension of the continuing resolution to enable continuation of government operations beyond April 28, 2017. While we think it is unlikely, a continuing resolution and its associated budget constraints could be extended for the full 2017 fiscal year should the varying budget positions remain unresolved. In the event of a full year continuing resolution, we would anticipate some level of impact against our 2017 orders and associated backlog level, but minimal impact to sales, earnings and cash flows in 2017 as a large portion of our backlog work is already funded from prior fiscal years, or we could face a government shutdown of unknown duration.

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

International Business

A key component of our strategic plan is to grow our international sales. To accomplish this growth, we continue to focus on strengthening our relationships internationally through partnerships and joint technology efforts. We conduct business with international customers through each of our business segments.

In our Aeronautics business segment, there continues to be strong international interest in the F-35 program, which includes commitments from the U.S. Government and eight international partner countries and three international customers, as well as expressions of interest from other countries. The U.S. Government and the eight partner countries continue to work together on the design, testing, production and sustainment of the F-35. The international commitment to the program continues to grow. For example, Denmark formally committed in 2016 to 27 F-35A variant aircraft. Japan received its first F-35A variant and two F-35A variant aircraft arrived in Israel. Additionally in 2016, Aeronautics received an undefinitized contract modification to the Low Rate Initial Production (LRIP) 10 advance acquisition contract, which included 35 international orders.

Other areas of international expansion at our Aeronautics business segment include the F-16 and C-130J programs. Aeronautics received a contract in 2016 with Korea for F-16 upgrades, extending work beyond 2020. The C-130J Super Hercules aircraft continued to draw interest from various international customers, including contracts in 2016 from France and Israel.

Our MFC business segment continues to generate significant international interest, most notably in the air and missile defense product line, which produces the Patriot Advanced Capability-3 (PAC-3) and Terminal High Altitude Area Defense (THAAD) systems. The PAC-3 is an advanced missile defense system designed to intercept incoming airborne threats. During 2016, we received orders for PAC-3 systems from Qatar, the Republic of Korea, the Kingdom of Saudi Arabia, Taiwan and the United Arab Emirates (UAE). THAAD is an integrated system designed to protect against short- and intermediate-range ballistic missiles. UAE is an international customer for THAAD, and other countries in the Middle East, Europe and the Asia-Pacific region have also expressed interest in our air and missile defense systems. Additionally, we continue to see international demand for our tactical missile and fire control products. In 2016, Poland became the first international customer for the Joint Air-to-Surface Standoff Missile-Extended Range (JASSM-ER), a long range, conventional air-to-ground, precision-guided standoff missile. Other MFC international customers include Japan, Germany, the Netherlands, Taiwan and Kuwait.

In our RMS business segment, we continue to experience international interest in the Aegis Ballistic Missile Defense System. We perform activities in the development, production, ship integration and test and lifetime support for ships of international customers such as Japan, Spain, Korea and Australia. We have an ongoing program in Canada for combat systems equipment upgrades on 12 Halifax-class frigates. In 2016, we were designated as the combat systems integrator for Australia’s Future Submarine program. In our training and logistics solutions portfolio, we have active programs and pursuits in the United Kingdom, Saudi Arabia, Canada, Singapore and Australia. Our acquisition of Sikorsky adds a significant international component to the RMS business segment with an installed base of over 1,000 aircraft internationally. We have active development, production and sustainment support of the S-70i Black Hawk and MH-60 Seahawk aircraft to foreign military customers, including Chile, Australia, Denmark, Taiwan, Saudi Arabia, and Colombia. Commercial aircraft are sold to customers in the oil and gas industry, emergency medical evacuation, search and rescue fleets in over 30 countries, and VIP customers.

Our Space Systems business segment includes the operations of AWE, which operates the United Kingdom’s nuclear deterrent program. The work at AWE covers the entire life cycle, from initial concept, assessment and design, through component manufacture and assembly, in-service support and decommissioning and disposal. In addition, Space Systems has international contracts with Saudi Arabia and Japan to design and manufacture geostationary communication satellites using the A2100 satellite platform.

Status of the F-35 Program

The F-35 program consists of development contracts, production contracts and sustainment activities. The development contracts are being performed concurrent with the production contracts. Concurrent performance of development and production contracts is used for complex programs to test aircraft, shorten the time to field systems, and achieve overall cost savings. We expect the System Development and Demonstration portion of the development contracts will be substantially complete in 2017, with less significant efforts continuing into 2019. Production of the aircraft is expected to continue for many years given the U.S. Government’s current inventory objective of 2,443 aircraft for the U.S. Air Force, U.S. Marine Corps, and U.S. Navy; commitments from our eight international partners and three international customers; as well as expressions of interest from other countries.

On November 2, 2016, the U.S. Government unilaterally issued a contract (referred to as LRIP 9) to purchase 57 F-35 aircraft, including 42 F-35A conventional takeoff and landing variant (F-35A) aircraft at a production price that is 5.5% less than the production price for the F-35A variant in its previous contract to acquire F-35 aircraft (referred to as LRIP 8). The unilateral contract action obligates us to perform under terms and conditions imposed by the U.S. Government. At the time of the U.S. Government’s decision to issue the unilateral contract, the parties had reached agreement in principle on certain terms and conditions of the contract. However, certain key terms remained under negotiation, including the amount of cost to perform the contract, price and payment terms. We will continue to execute on the F-35 program and are evaluating our options and path forward. Although the amount at issue on the LRIP 9 contract is not a significant percentage of the overall contract value, the unilateral contract action could negatively affect profit and cash flows on the LRIP 9 and LRIP 10 (which remains undefinitized) contracts, and establish a precedent for future F-35 production contracts.

There is also uncertainty regarding actions that may be taken by the new Presidential Administration in light of recent criticisms of the F-35 program. President Trump has publicly expressed concerns over past cost overruns and delays in the program as well as overall program cost and has publicly requested that a competitor price out an alternative. Defense Secretary Mattis recently ordered a review of the program, including a comparison review of the F-35C carrier variant with a fourth generation alternative. Our Chairman, President and Chief Executive Officer has had discussions with President Trump on the importance of the F-35 program and our commitment to cut costs. However, we may continue to face pressure to reduce costs from the new Presidential Administration relating to the F-35 program and ongoing contract negotiations.

Operationally, the U.S. Government continues to complete various tests, including ship trials, mission system evaluations and weapons testing, and the F-35 aircraft fleet recently surpassed 80,000 flight hours. Progress also continues on the production of aircraft. In 2016, the program achieved a major milestone when the U.S. Air Force declared the F-35A variant ready for combat (also referred to as Initial Operating Capability (IOC)). The program continues to advance towards the U.S. Navy declaring the F-35C carrier variant ready for combat in 2018, as demonstrated by completing final carrier tests aboard the USS George Washington in 2016. Additionally, in 2016 we had initial deliveries of F-35 aircraft to Israel and Japan. As of December 31, 2016, we have delivered 200 production aircraft to our U.S. and international partners including delivery of the first F-35 aircraft completed at the Italian Final Assembly and Check-Out Facility, and we have 173 production aircraft in backlog, including orders from our international partners.

During aircraft inspections in 2016, debris was found in the fuel tank of an F-35A variant aircraft. It was determined the debris was caused by insulation shedding from tubing that is part of the system that provides cooling for the electronics and avionics and is located within the wing. Engineering assessments determined the tube assembly was wrapped using non-compliant insulation material. The non-compliant insulation was confined to only the F-35A variant aircraft. This issue affected 15 delivered aircraft and 42 aircraft in the factory. During the fourth quarter of 2016, modification work was completed to correct the issue on the 15 operational aircraft and flight operations have resumed. The issue was also corrected on many of the aircraft in the factory prior to delivery. The remaining affected aircraft will be corrected and delivered in 2017. This issue did not have a significant impact on our operating results or cash flows.

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

Our consolidated results of operations were as follows (in millions, except per share data):

	2016	2015	2014
Net sales	$47,248	$40,536	$39,946
Cost of sales	(42,186)	(36,044)	(35,263)
Gross profit	5,062	4,492	4,683
Other income, net	487	220	329
Operating profit (a)	5,549	4,712	5,012
Interest expense	(663)	(443)	(340)
Other non-operating income, net	—	30	5
Earnings from continuing operations before income taxes	4,886	4,299	4,677
Income tax expense	(1,133)	(1,173)	(1,424)
Net earnings from continuing operations	3,753	3,126	3,253
Net earnings from discontinued operations	1,549	479	361
Net earnings	$5,302	$3,605	$3,614
Diluted earnings per common share
Continuing operations	$12.38	$9.93	$10.09
Discontinued operations	5.11	1.53	1.12
Total diluted earnings per common share	$17.49	$11.46	$11.21

(a)

For the year ended December 31, 2015, operating profit includes $45 million of operating loss at Sikorsky, which is less than 1% of consolidated operating profit in 2015. Sikorsky’s operating loss is net of intangible amortization and adjustments required to account for the acquisition of this business in the fourth quarter of 2015.

Certain amounts reported in other income, net, primarily our share of earnings or losses from equity method investees, are included in the operating profit of our business segments. Accordingly, such amounts are included in our discussion of our business segment results of operations.

Net Sales

We generate sales from the delivery of products and services to our customers. Product sales are predominantly generated in each of our business segments and most of our service sales are generated in our RMS and Aeronautics business segments. Our consolidated net sales were as follows (in millions):

	2016	2015	2014
Products	$40,365	$34,868	$34,984
% of total net sales	85.4%	86.0%	87.6%
Services	6,883	5,668	4,962
% of total net sales	14.6%	14.0%	12.4%
Total net sales	$47,248	$40,536	$39,946

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

Product Sales

Product sales increased $5.5 billion, or 16%, in 2016 as compared to 2015. The increase was primarily due to higher product sales of about $3.7 billion at RMS and approximately $1.8 billion at Aeronautics. The increase in product sales at RMS was primarily attributable to sales from Sikorsky, which was acquired in the fourth quarter of 2015. This increase was partially offset by lower net sales for training and logistics programs due to the divestiture of our Lockheed Martin Commercial Flight Training (LMCFT) business, which reported sales through the May 2, 2016 divestiture date. The increase at Aeronautics was primarily attributable to the F-35 program due to increased volume on aircraft production and the C-130 program due to increased aircraft deliveries.

Product sales decreased $116 million, or less than 1%, in 2015 as compared to 2014. Lower product sales of about $290 million at Space Systems and approximately $250 million at MFC were partially offset by higher product sales of about $300 million at RMS and approximately $120 million at Aeronautics. The decrease in product sales at Space Systems was attributable to lower volume for government satellite programs (primarily Advanced Extremely High Frequency (AEHF). Product sales at MFC decreased due to lower volume on air and missile defense systems programs (primarily PAC-3). The increase in product sales at RMS was primarily attributable to product sales from Sikorsky, which we acquired in the fourth quarter of 2015. Product sales at Aeronautics increased primarily due to higher volume on F-35 production contracts, as well as increased deliveries on our C-5 program; partially offset by fewer aircraft deliveries for our C-130 and F-16 programs and lower sustainment activities on our F-22 program.

Service Sales

Service sales increased $1.2 billion, or 21%, in 2016 as compared to 2015, primarily due to an increase in service sales of about $700 million at RMS and approximately $360 million at Aeronautics. The increase in service sales at RMS was primarily attributable to sales from Sikorsky, which was acquired in the fourth quarter of 2015. The increase in service sales at Aeronautics was primarily attributable to increased sustainment activities (primarily the F-35 and F-16 programs).

Service sales increased $706 million, or 14%, in 2015 as compared to 2014. The increase in service sales was primarily attributable to higher service sales of approximately $530 million at Aeronautics and about $190 million at Space Systems. Higher service sales at Aeronautics were primarily due to increased sustainment activities (primarily the F-35 program). The increase in service sales at Space Systems was primarily due to service sales of entities acquired in the third quarter of 2014.

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

	2016	2015	2014
Cost of sales – products	$(36,616)	$(31,091)	$(30,983)
% of product sales	90.7%	89.2%	88.6%
Cost of sales – services	(6,040)	(4,824)	(4,184)
% of service sales	87.8%	85.1%	84.3%
Severance charges	(80)	(82)	—
Other unallocated, net	550	(47)	(96)
Total cost of sales	$(42,186)	$(36,044)	$(35,263)

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

Product Costs

Product costs increased approximately $5.5 billion, or 18%, in 2016 as compared to 2015. The increase was primarily due to increased product costs of about $3.6 billion at RMS and about $1.6 billion at Aeronautics. The increase at RMS was primarily attributable to product costs generated by Sikorsky, which was acquired in the fourth quarter of 2015. The increase at Aeronautics was primarily attributable to increased volume on aircraft production for the F-35 program and increased aircraft deliveries on the C-130 program.

Product costs increased approximately $108 million, or less than 1%, in 2015 as compared to 2014. Increased product costs of approximately $445 million at RMS and about $180 million at Aeronautics, were offset by decreases in product costs of approximately $325 million at Space Systems and $195 million at MFC. Increases in product costs at RMS were due primarily to the Sikorsky acquisition, including costs of Sikorsky products, intangible amortization and adjustments required to account for the acquisition in the fourth quarter of 2015. Higher product costs at Aeronautics were attributable to the reasons stated above for higher product sales, as well as decreased risk retirements (primarily F-22). The changes in product costs at Space Systems and MFC were attributable to the reasons stated above for higher product sales.

Service Costs

Service costs increased approximately $1.2 billion, or 25%, in 2016 compared to 2015, primarily due to increased service costs of about $670 million at RMS and approximately $400 million at Aeronautics. The increase at RMS was primarily attributable to service costs generated by Sikorsky, which was acquired in the fourth quarter of 2015. The increase at Aeronautics was primarily attributable to increased sustainment activities (primarily the F-35 and the F-22 programs).

Service costs increased approximately $640 million, or 15%, in 2015 compared to 2014. Higher service costs of approximately $450 million at Aeronautics and about $230 million at Space Systems were due to the reasons stated above for higher service sales. These increases in service costs were partially offset by a decrease in service costs of about $80 million at MFC due primarily to lower service costs on various air and missile defense programs.

Restructuring Charges

2016 Actions

During 2016, we recorded severance charges totaling approximately $80 million related to our Aeronautics business segment. The charges consisted of severance costs associated with the planned elimination of certain positions through either voluntary or involuntary actions. Upon separation, terminated employees receive lump-sum severance payments primarily based on years of service, the majority of which are expected to be paid over the next several quarters. During 2016, we paid $70 million in severance payments associated with these actions.

2015 Actions

During 2015, we recorded severance charges totaling $82 million, of which $67 million related to our RMS business segment and $15 million related to businesses that were reported in our former IS&GS business prior to our fourth quarter 2015 program realignment. The charges consisted of severance costs associated with the planned elimination of certain positions through either voluntary or involuntary actions. Upon separation, terminated employees receive lump-sum severance payments primarily based on years of service, the majority of which are expected to be paid over the next several quarters. During 2016, we paid $64 million in severance payments associated with these actions.

In connection with the Sikorsky acquisition, we assumed obligations related to certain restructuring actions committed to by Sikorsky in June 2015. Net of amounts we anticipate to recover through the pricing of our products and services to our customers, we incurred and paid $40 million of costs in 2016 related to these actions.

We expect to recover a substantial amount of the restructuring charges through the pricing of our products and services to the U.S. Government and other customers in future periods, with the impact included in the respective business segment’s results of operations.

Other Unallocated, Net

Other unallocated, net primarily includes the FAS/CAS pension adjustment as described in the Business Segment Results of Operations section below, stock-based compensation and other corporate costs. These items are not allocated to the business segments and, therefore, are excluded from the cost of sales for products and services. Other unallocated, net was $550 million of income in 2016, compared to expense of $47 million in 2015 and $96 million in 2014.

The fluctuation between each respective period was primarily attributable to the change in the FAS/CAS pension adjustment of $902 million in 2016, $400 million in 2015 and $317 million in 2014, partially offset by fluctuations in other costs associated with various corporate items, none of which were individually significant. The changes in the FAS/CAS pension adjustment between the periods was primarily attributable to the increase in U.S. Government Cost Accounting Standards (CAS) pension cost due to the impact of phasing in CAS Harmonization. See “Critical Accounting Policies –Postretirement Benefit Plans” discussion below for more information on our CAS pension cost.

As a result of the divestiture of the IS&GS business, we retained all assets and obligations related to pension benefits earned by current and former IS&GS business salaried employees through the closing of the Transaction. Pension costs were historically allocated to and included in the results of operations of the IS&GS business. In connection with the reclassification of the IS&GS business as discontinued operations, we reclassified the non-service portion of net pension costs related to IS&GS business salaried employee benefits (interest cost, actuarial gains and losses and expected return on plan assets) from cost of sales (and previously reported in the IS&GS business’ operating profit) to other unallocated, net on our consolidated statements of earnings as corporate expenses because these costs will continue to be incurred by us subsequent to the Transaction. The service portion of net pension costs related to IS&GS business salaried employees that transferred to Leidos continued to be included in the operating results of the IS&GS business classified as discontinued operations because such costs will no longer be incurred by us subsequent to the Transaction. These net pension costs were $54 million, $71 million and $59 million for the years ended December 31, 2016, 2015 and 2014.

In connection with the divestiture of the IS&GS business and reclassification of the IS&GS business to discontinued operations for all periods presented in the consolidated financial statements, certain corporate overhead costs incurred by us and previously allocated to the IS&GS business were reclassified from the IS&GS business results (which is recorded in net earnings from discontinued operations) to other unallocated, net in our consolidated statements of earnings. These overhead costs related to expenses for senior management, legal, human resources, finance, accounting, treasury, tax, information technology, communications, ethics and compliance, corporate employee benefits, incentives and stock-based compensation, shared services processing and administration and depreciation for corporate fixed assets, and were not directly attributable to the IS&GS business. During the years ended December 31, 2016, 2015 and 2014 we reclassified $82 million, $165 million and $169 million of corporate overhead costs to other unallocated, net.

We allocate certain corporate overhead costs and defined benefit pension costs to our business segments because under U.S. Government contracting regulations such costs are allowable in establishing prices for contracts with the U.S. Government. Although the corporate overhead costs and defined benefit pension costs that were historically allocated to and included in the operating results of the IS&GS business have been reclassified to and included in the results of our continuing operations for financial reporting purposes, we will allocate similar costs incurred in future periods to our remaining business segments and expect to recover a substantial amount of these costs through the pricing of our products and services to the U.S. Government and other customers in future periods.

Other Income, Net

Other income, net primarily includes our share of earnings or losses from equity method investees and gains or losses for acquisitions and divestitures. Other income, net in 2016 was $487 million, compared to $220 million in 2015 and $329 million in 2014. The increase in 2016, compared to 2015, was primarily attributable to the non-cash net gain of $104 million associated with obtaining a controlling interest in AWE and approximately $120 million of increased earnings generated by equity method investees as discussed in the “Business Segment Results of Operations” section below. Additionally, in 2015 we incurred a $90 million non-cash impairment charge related to our decision in 2015 to divest our LMCFT business.

The decrease in 2015, compared to 2014, was primarily due to a $90 million non-cash impairment charge related to our decision in 2015 to divest our LMCFT business and non-recoverable transaction costs of approximately $38 million associated with the Sikorsky acquisition, partially offset by fluctuations in other various costs, none of which were individually significant. The asset impairment charge was partially offset by a net deferred tax benefit related to LMCFT of about $80 million, which is recorded in income tax expense. Earnings from equity method investees in 2015 were comparable to 2014 (reflecting decreased earnings from equity method investees in our Space Systems business segment, offset by increased earnings from Sikorsky equity method investees).

Interest Expense

Interest expense in 2016 was $663 million, compared to $443 million in 2015 and $340 million in 2014. The increases in interest expense in 2016 and 2015 relate to debt we incurred to fund the acquisition of Sikorsky, and the issuance of notes in February of 2015 for general corporate purposes. See “Capital Structure, Resources and Other” included within “Liquidity and Cash Flows” discussion below and “Note 10 – Debt” included in our Notes to Consolidated Financial Statements for a discussion of our debt.

Other Non-Operating Income, Net

Other non-operating income, net decreased $30 million from 2015 to 2016 primarily due to a gain from the sale of an investment in 2015 which did not recur in 2016. Other non-operating income, net increased $25 million from 2014 to 2015 due to a gain from the sale of an investment in 2015.

Income Tax Expense

Our effective income tax rate from continuing operations was 23.2% for 2016, 27.3% for 2015, and 30.4% for 2014. The rates for all periods benefited from tax deductions for U.S. manufacturing activities, deductions for dividends paid to our defined contribution plans with an employee stock ownership plan feature, and the U.S. research and development (R&D) tax credit. The U.S. manufacturing deduction benefit for 2016, 2015, and 2014 reduced our effective tax rate by 2.4, 2.9, and 2.6 percentage points, respectively. The rate for 2016 also benefited from the nontaxable gain recorded in connection with the consolidation of AWE.

In addition, the rate for 2016 benefited from the additional tax benefits related to employee share-based payment awards, which are now recorded in earnings as income tax benefit or expense, effective with the adoption of an accounting standard update during the second quarter of 2016. As a result, we are required to report the impacts as though the accounting standard update had been adopted on January 1, 2016. Accordingly, we recognized additional income tax benefits of $152 million during the year ended December 31, 2016, which reduced our effective income tax rate by 3.1 percentage points. The adjustment for the year ended December 31, 2016 includes second, third, and fourth quarter impacts and the reclassification of income tax benefits of $104 million originally recognized in additional paid-in capital in the first quarter of 2016.

In 2016, the R&D tax credit reduced our effective tax rate by 2.2 percentage points. In December 2015, the R&D tax credit was permanently extended and reinstated, retroactive to the beginning of 2015, which reduced our effective income tax rate by 1.6 percentage points. In 2014, the R&D tax credit was temporarily reinstated for one year, retroactive to the beginning of 2014, which reduced our effective tax rate by 0.9 percentage point.

As a result of a decision in 2015 to divest our LMCFT business in 2016, we recorded an asset impairment charge of approximately $90 million. This charge was partially offset by a net deferred tax benefit of about $80 million. The net impact of the resulting tax benefit reduced our effective income tax rate by 1.2 percentage points in 2015.

Future changes in tax law could significantly impact our provision for income taxes, the amount of taxes payable, and our deferred tax asset and liability balances. Recent proposals to lower the U.S. corporate income tax rate would require us to reduce our net deferred tax assets upon enactment of new tax legislation, with a corresponding material, one-time, non-cash increase in income tax expense, but our income tax expense and payments would be materially reduced in subsequent years. Our net deferred tax assets as of December 31, 2016 and 2015 were $6.6 billion and $6.1 billion, based on a 35% the Federal statutory income tax rate, and primarily relate to our postretirement benefit plans. If legislation reducing the Federal statutory income tax rate to 15% had been enacted at December 31, 2016, our net deferred tax assets would have been reduced by $3.8 billion and we would have recorded a corresponding one-time, non-cash increase in income tax expense of $3.8 billion. This additional expense would be less if the legislation phased in the tax rate reduction or if the final rate was higher than 15%. The amount of net deferred tax assets will change periodically based on several factors, including the measurement of our postretirement benefit plan obligations and actual cash contributions to our postretirement benefit plans.

Net Earnings from Continuing Operations

We reported net earnings from continuing operations of $3.8 billion ($12.38 per share) in 2016, $3.1 billion ($9.93 per share) in 2015 and $3.3 billion ($10.09 per share) in 2014. Both net earnings and earnings per share from continuing operations were affected by the factors mentioned above. Earnings per share also benefited from a net decrease of approximately 14 million common shares outstanding from December 31, 2015 to December 31, 2016 and approximately 11 million common shares outstanding from December 31, 2014 to December 31, 2015 as a result of share repurchases and the completion of the exchange offer, which were partially offset by share issuance under our stock-based awards and certain defined contribution plans.

Net Earnings from Discontinued Operations

We reported net earnings from discontinued operations of $1.5 billion ($5.11 per share) in 2016, $479 million ($1.53 per share) in 2015 and $361 million ($1.12 per share) in 2014. Net earnings from discontinued operations in 2016 included a net gain of approximately $1.2 billion recognized as a result of the divestiture of the IS&GS business.

Net Earnings

We reported net earnings of $5.3 billion ($17.49 per share) in 2016, $3.6 billion ($11.46 per share) in 2015 and $3.6 billion ($11.21 per share) in 2014.

Business Segment Results of Operations

We operate in four business segments: Aeronautics, MFC, RMS and Space Systems. We organize our business segments based on the nature of products and services offered. Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation. The amounts, discussion and presentation of our business segments as set forth in this Annual Report on Form 10-K include the results of the acquired Sikorsky business from the November 6, 2015 acquisition date.

Operating profit of our business segments includes our share of earnings or losses from equity method investees because the operating activities of the equity method investees are closely aligned with the operations of our business segments. United Launch Alliance (ULA), which is part of our Space Systems business segment, is one of our largest equity method investees. Operating profit of our business segments excludes the FAS/CAS pension adjustment described below; expense for stock-based compensation; the effects of items not considered part of management’s evaluation of segment operating performance, such as charges related to goodwill impairments (see “Note 1 – Significant Accounting Policies” included in our Notes to Consolidated Financial Statements) and significant severance actions (see “Note 15 – Restructuring Charges” included in our Notes to Consolidated Financial Statements); gains or losses from divestitures (see “Note 3 – Acquisitions and Divestitures” included in our Notes to Consolidated Financial Statements); the effects of certain legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit.

Our business segments’ results of operations include pension expense only as calculated under U.S. Government Cost Accounting Standards, which we refer to as CAS pension cost. We recover CAS pension cost through the pricing of our products and services on U.S. Government contracts and, therefore, the CAS pension cost is recognized in each of our business segments’ net sales and cost of sales. Since our consolidated financial statements must present pension expense calculated in accordance with FAS requirements under U.S. generally accepted accounting principles (GAAP), which we refer to as FAS pension expense, the FAS/CAS pension adjustment increases or decreases the CAS pension cost recorded in our business segments’ results of operations to equal the FAS pension expense. As a result, to the extent that CAS pension cost exceeds FAS pension expense, which occurred for 2016, 2015 and 2014, we have a favorable FAS/CAS pension adjustment.

The operating results in the following tables exclude businesses included in discontinued operations (see “Note 3 – Acquisitions and Divestitures” included in our Notes to Consolidated Financial Statements) for all years presented.

Summary operating results for each of our business segments were as follows (in millions):

	2016	2015	2014
Net sales
Aeronautics	$17,769	$15,570	$14,920
Missiles and Fire Control	6,608	6,770	7,092
Rotary and Mission Systems	13,462	9,091	8,732
Space Systems	9,409	9,105	9,202
Total net sales	$47,248	$40,536	$39,946
Operating profit
Aeronautics	$1,887	$1,681	$1,649
Missiles and Fire Control	1,018	1,282	1,344
Rotary and Mission Systems	906	844	936
Space Systems	1,289	1,171	1,187
Total business segment operating profit	5,100	4,978	5,116
Unallocated items
FAS/CAS pension adjustment
FAS pension expense (a)	(1,019)	(1,127)	(1,099)
Less: CAS pension cost (a)(b)	1,921	1,527	1,416
FAS/CAS pension adjustment (c)	902	400	317
Severance charges (a)(d)	(80)	(82)	—
Stock-based compensation	(149)	(133)	(154)
Other, net (e)(f)	(224)	(451)	(267)
Total unallocated, net	449	(266)	(104)
Total consolidated operating profit	$5,549	$4,712	$5,012

(a)

FAS pension expense, CAS pension costs and severance charges reflect the reclassification for discontinued operations presentation of benefits related to former IS&GS salaried employees (see “Note 11 – Postretirement Plans” included in our Notes to Consolidated Financial Statements).

(b)	The higher CAS pension cost primarily reflects the impact of phasing in CAS Harmonization.
(c)	We expect a FAS/CAS pension adjustment in 2017 of about $880 million (see “Critical Accounting Policies – Postretirement Benefit Plans” discussion below).
(d)

See “Consolidated Results of Operations – Restructuring Charges” discussion above for information on charges related to certain severance actions at our business segments. Severance charges for initiatives that are not significant are included in business segment operating profit.

(e)

Other, net in 2015 includes a non-cash asset impairment charge of approximately $90 million related to our decision to divest our LMCFT business (see “Note 3 – Acquisitions and Divestitures” included in our Notes to Consolidated Financial Statements). This charge was partially offset by a net deferred tax benefit of about $80 million, which is recorded in income tax expense. The net impact reduced net earnings by about $10 million.

(f)	Other, net in 2015 includes approximately $38 million of non-recoverable transaction costs associated with the acquisition of Sikorsky.

The following segment discussions also include information relating to backlog for each segment. Backlog was approximately $96.2 billion, $94.8 billion and $74.5 billion at December 31, 2016, 2015 and 2014. Backlog at December 31, 2015 and 2014 excludes approximately $4.8 billion and $6.0 billion of backlog related to our IS&GS business, which we divested in 2016. These amounts included both funded backlog (firm orders for which funding has been both authorized and appropriated by the customer) and unfunded backlog (firm orders for which funding has not yet been appropriated). Backlog does not include unexercised options or task orders to be issued under indefinite-delivery, indefinite-quantity contracts. Funded backlog was approximately $66.0 billion at December 31, 2016.

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

We have a contract to provide an integrated air and missile defense command, control, communications, computers –Integrated Surveillance & Reconnaissance (C4ISR) system to an international customer. In the first quarter of 2015, we revised our estimated costs to complete the program as a consequence of performance issues and recorded a reserve of

$70 million. Since that time, we have continued to experience issues related to customer requirements and the implementation of this contract and have periodically accrued additional reserves. Consequently, we are continuing to monitor the scope, estimated costs, and viability of the program and the possibility of additional customer funding. It is possible that we may have to record additional loss reserves in future periods, which could be material to our operating results. However, we cannot make an estimate of the total expected costs at this time due to uncertainties inherent in the estimation process.

Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, net of state income taxes, increased segment operating profit by approximately $1.5 billion, $1.7 billion and $1.6 billion for 2016, 2015 and 2014. The decrease in our consolidated net adjustments in 2016 compared to 2015 was primarily due to a decrease in profit booking rate adjustments at our MFC and Space Systems business segments, partially offset by an increase at our RMS business segment. The increase in our consolidated net adjustments in 2015 compared to 2014 was primarily due to an increase in profit booking rate adjustments at our Space Systems and Aeronautics business segments, offset by a decrease in profit booking rate adjustments at our RMS and MFC business segments. The consolidated net adjustments for 2016 are inclusive of approximately $530 million in unfavorable items, which include reserves for performance matters on an international program at RMS. The consolidated net adjustments for 2015 are inclusive of approximately $550 million in unfavorable items, which include reserves for performance matters on an international program at RMS and on commercial satellite programs at Space Systems. The consolidated net adjustments for 2014 are inclusive of approximately $535 million in unfavorable items, which include reserves recorded on certain training and logistics solutions programs at RMS and net warranty reserve adjustments for various programs (including JASSM and GMLRS) at MFC as described in the respective business segment’s results of operations below.

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

	2016	2015	2014
Net sales	$17,769	$15,570	$14,920
Operating profit	1,887	1,681	1,649
Operating margin	10.6%	10.8%	11.1%
Backlog at year-end	$34,200	$31,800	$27,600

2016 compared to 2015

Aeronautics’ net sales in 2016 increased $2.2 billion, or 14%, compared to 2015. The increase was attributable to higher net sales of approximately $1.7 billion for the F-35 program due to increased volume on aircraft production and sustainment activities, partially offset by lower volume on development activities; and approximately $290 million for the C-130 program due to increased deliveries (24 aircraft delivered in 2016 compared to 21 in 2015) and increased sustainment activities; and approximately $250 million for the F-16 program primarily due to higher volume on aircraft modernization programs. The increases were partially offset by lower net sales of approximately $55 million for the C-5 program due to decreased sustainment activities.

Aeronautics’ operating profit in 2016 increased $206 million, or 12%, compared to 2015. Operating profit increased approximately $195 million for the F-35 program due to increased volume on aircraft production and sustainment activities and higher risk retirements; and by approximately $60 million for aircraft support and maintenance programs due to higher risk retirements and increased volume. These increases were partially offset by lower operating profit of approximately $65 million for the C-130 program due to contract mix and lower risk retirements. Adjustments not related to volume, including net profit booking rate adjustments, were approximately $20 million higher in 2016 compared to 2015.

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

Backlog

Backlog increased in 2016 compared to 2015 primarily due to higher orders on F-35 production and sustainment programs. Backlog increased in 2015 compared to 2014 primarily due to higher orders on F-35 and C-130 programs.

Trends

We expect Aeronautics’ 2017 net sales to increase in the low-double digit percentage range as compared to 2016 due to increased volume on the F-35 program. Operating profit is expected to increase at a slightly lower percentage range, driven by the increased volume on the F-35 program, partially offset by contract mix that results in a slight decrease in operating margins between years.

Missiles and Fire Control

Our MFC business segment provides air and missile defense systems; tactical missiles and air-to-ground precision strike weapon systems; logistics; fire control systems; mission operations support, readiness, engineering support and integration services; manned and unmanned ground vehicles; and energy management solutions. MFC’s major programs include PAC-3, THAAD, Multiple Launch Rocket System, Hellfire, JASSM, Javelin, Apache, Sniper®, Low Altitude Navigation and Targeting Infrared for Night (LANTIRN®) and Special Operations Forces Contractor Logistics Support Services (SOF CLSS). In 2016 we submitted a bid for the Special Operations Forces Global Logistics Support Services (SOF GLSS) contract, which is a competitive follow-on contract to SOF CLSS. We anticipate an award decision on the follow-on contract in mid-2017. MFC’s operating results included the following (in millions):

	2016	2015	2014
Net sales	$6,608	$6,770	$7,092
Operating profit	1,018	1,282	1,344
Operating margin	15.4%	18.9%	19.0%
Backlog at year-end	$14,700	$15,500	$13,300

2016 compared to 2015

MFC’s net sales in 2016 decreased $162 million, or 2%, compared to 2015. The decrease was attributable to lower net sales of approximately $205 million for air and missile defense programs due to decreased volume (primarily THAAD); and lower net sales of approximately $95 million due to lower volume on various programs. These decreases were partially offset by a $75 million increase for tactical missiles programs due to increased deliveries (primarily Hellfire); and approximately $70 million for fire control programs due to increased volume (SOF CLSS).

MFC’s operating profit in 2016 decreased $264 million, or 21%, compared to 2015. Operating profit decreased approximately $145 million for air and missile defense programs due to lower risk retirements (PAC-3 and THAAD) and a reserve for a contractual matter; approximately $45 million for tactical missiles programs due to lower risk retirements (Javelin); and approximately $45 million for fire control programs due to lower risk retirements (Apache) and program mix. Adjustments not related to volume, including net profit booking rate adjustments and reserves, were about $225 million lower in 2016 compared to 2015.

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

Backlog

Backlog decreased in 2016 compared to 2015 primarily due to lower orders on PAC-3, Hellfire, and JASSM. Backlog increased in 2015 compared to 2014 primarily due to higher orders on PAC-3, LANTIRN/Sniper and certain tactical missile programs, partially offset by lower orders on THAAD.

Trends

We expect MFC’s net sales to increase in the mid-single digit percentage range in 2017 as compared to 2016 driven primarily by our air and missile defense programs. Operating profit is expected to be flat or increase slightly. Accordingly, operating profit margin is expected to decline from 2016 levels as a result of contract mix and fewer risk retirements in 2017 compared to 2016.

Rotary and Mission Systems

As previously described, on November 6, 2015, we acquired Sikorsky and aligned the Sikorsky business under our RMS business segment. The 2015 results of the acquired Sikorsky business have been included in our financial results from the November 6, 2015 acquisition date through December 31, 2015. As a result, our consolidated operating results and RMS business segment operating results for the year ended December 31, 2015 do not reflect a full year of Sikorsky operations.

Our RMS business segment provides design, manufacture, service and support for a variety of military and civil helicopters, ship and submarine mission and combat systems; mission systems and sensors for rotary and fixed-wing aircraft; sea and land-based missile defense systems; radar systems; the Littoral Combat Ship (LCS); simulation and training services; and unmanned systems and technologies. In addition, RMS supports the needs of government customers in cybersecurity and delivers communication and command and control capabilities through complex mission solutions for defense applications. RMS’ major programs include Black Hawk and Seahawk helicopters, Aegis Combat System (Aegis), LCS, Space Fence, Advanced Hawkeye Radar System, TPQ-53 Radar System, CH-53K development helicopter, and VH-92A helicopter program. RMS’ operating results included the following (in millions):

	2016	2015	2014
Net sales	$13,462	$9,091	$8,732
Operating profit	906	844	936
Operating margin	6.7%	9.3%	10.7%
Backlog at year-end	$28,400	$30,100	$13,300

2016 compared to 2015

RMS’ net sales in 2016 increased $4.4 billion, or 48%, compared to 2015. The increase was primarily attributable to higher net sales of approximately $4.6 billion from Sikorsky, which was acquired on November 6, 2015. Net sales for 2015 include Sikorsky’s results subsequent to the acquisition date, net of certain revenue adjustments required to account for the acquisition of this business. This increase was partially offset by lower net sales of approximately $70 million for training and logistics programs due to the divestiture of our LMCFT business, which reported sales through the May 2, 2016 divestiture date; and approximately $65 million for ship and aviation systems programs due to decreased volume on various programs.

RMS’ operating profit in 2016 increased $62 million, or 7%, compared to 2015. Operating profit increased approximately $85 million for training and logistics programs due primarily to the divestiture of our LMCFT business which generated operating losses through its May 2, 2016 divestiture date; about $60 million for our integrated warfare systems and sensors programs due to investments made in connection with a next generation radar technology program awarded during 2015; and approximately $55 million for undersea systems programs due primarily to higher reserves for performance matters on an international program in 2015. These increases were partially offset by a decrease of $70 million as a result of a higher operating loss from Sikorsky, inclusive of the unfavorable impacts of intangible asset amortization and other adjustments required to account for the acquisition of this business; about $30 million for ship and aviation systems programs due primarily to performance on various programs; and about $25 million for other matters. Adjustments not related to volume, including net profit booking rate adjustments and reserves, were about $155 million higher in 2016 compared to 2015.

2015 compared to 2014

RMS’ net sales in 2015 increased $359 million, or 4%, compared to 2014. The increase was attributable to net sales of approximately $400 million from Sikorsky, net of adjustments required to account for the acquisition of this business in the fourth quarter of 2015; and approximately $220 million for integrated warfare systems and sensors programs, primarily due to the ramp-up of recently awarded programs (Space Fence). These increases were partially offset by lower net sales of approximately $150 million for undersea systems programs due to decreased volume as a result of in-theater force reductions (primarily Persistent Threat Detection System); and approximately $105 million for ship and aviation systems programs primarily due to decreased volume (Merlin Capability Sustainment Program).

RMS’ operating profit in 2015 decreased $92 million, or 10%, compared to 2014. Operating profit decreased by approximately $75 million due to performance matters on an international program; approximately $45 million for Sikorsky due primarily to intangible amortization and adjustments required to account for the acquisition of this business in the fourth quarter of 2015; and approximately $15 million for integrated warfare systems and sensors programs, primarily due to investments made in connection with a recently awarded next generation radar technology program, partially offset by higher risk retirements (including Halifax Class Modernization). These decreases were partially offset by approximately $20 million in increased operating profit for training and logistics services programs, primarily due to reserves recorded on certain programs in 2014 that were not repeated in 2015. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $100 million lower in 2015 compared to 2014.

Backlog

Backlog decreased in 2016 compared to 2015 primarily due to sales being recognized on several multi-year programs (primarily in Sikorsky) related to prior year awards. Backlog increased in 2015 compared to 2014 primarily due to the addition of Sikorsky’s backlog, as well as higher orders on new program starts (such as Australian Defence Force Pilot Training System).

Trends

We expect RMS’ 2017 net sales to increase in the low-single digit percentage range compared to 2016. Operating profit is expected to increase in the low-double-digit percentage range due to a reduction in certain purchase accounting adjustments that were attributable to the Sikorsky acquisition, resulting in higher operating profit margins between years.

Space Systems

Our Space Systems business segment is engaged in the research and development, design, engineering and production of satellites, strategic and defensive missile systems and space transportation systems. Space Systems provides network-enabled situational awareness and integrates complex space and ground-based global systems to help our customers gather, analyze, and securely distribute critical intelligence data. Space Systems is also responsible for various classified systems and services in support of vital national security systems. Space Systems’ major programs include the Trident II D5 Fleet Ballistic Missile (FBM), Orion, Space Based Infrared System (SBIRS), AEHF, GPS-III, Geostationary Operational Environmental Satellite R-Series (GOES-R), and The Mobile User Objective System (MUOS). Operating profit for our Space Systems business segment includes AWE and our share of earnings for our investment in ULA, which provides expendable launch services to the U.S. Government. Space Systems’ operating results included the following (in millions):

	2016	2015	2014
Net sales	$9,409	$9,105	$9,202
Operating profit	1,289	1,171	1,187
Operating margin	13.7%	12.9%	12.9%
Backlog at year-end	$18,900	$17,400	$20,300

2016 compared to 2015

Space Systems’ net sales in 2016 increased $304 million, or 3%, compared to 2015. The increase was attributable to net sales of approximately $410 million from AWE following the consolidation of this business in the third quarter of 2016; and approximately $150 million for commercial space transportation programs due to increased launch-related activities; and approximately $70 million of higher net sales for various programs (primarily Fleet Ballistic Missiles) due to increased volume. These increases were partially offset by a decrease in net sales of approximately $340 million for government satellite programs due to decreased volume (primarily SBIRS and MUOS) and the wind-down or completion of mission solutions programs.

Space Systems’ operating profit in 2016 increased $118 million, or 10%, compared to 2015. The increase was primarily attributable to a non-cash, pre-tax gain of approximately $127 million related to the consolidation of AWE; and approximately $80 million of increased equity earnings from joint ventures (primarily ULA). These increases were partially offset by a decrease of approximately $105 million for government satellite programs due to lower risk retirements (primarily SBIRS, MUOS and mission solutions programs) and decreased volume. Adjustments not related to volume, including net profit booking rate adjustments, were approximately $185 million lower in 2016 compared to 2015.

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

Equity earnings

Total equity earnings recognized by Space Systems (primarily ULA) represented approximately $325 million, $245 million and $280 million, or 25%, 21% and 24% of this business segment’s operating profit during 2016, 2015 and 2014.

Backlog

Backlog increased in 2016 compared to 2015 primarily due to the addition of AWE’s backlog. Backlog decreased in 2015 compared to 2014 primarily due to lower orders for government satellite programs and the Orion program and higher sales on the Orion program.

Trends

We expect Space Systems’ 2017 net sales to decrease in the mid-single digit percentage range as compared to 2016, driven by program lifecycles on government satellite programs, partially offset by the recognition of AWE net sales for a full year in 2017 versus a partial year in 2016 following the consolidation of AWE in the third quarter of 2016. Operating profit is expected to decline in the low- to mid-double digit percentage range, primarily driven by sales volume, the one-time AWE non-cash gain in 2016, amortization of the AWE intangible assets in 2017, and lower equity earnings in 2017 compared to 2016. As a result operating profit margin is expected to decline from 2016 levels.

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

We have generated strong operating cash flows, which have been the primary source of funding for our operations, capital expenditures, debt service and repayments, dividends, share repurchases and postretirement benefit plan contributions. Our strong operating cash flows enabled our Board of Directors to approve two key cash deployment initiatives in September 2016. First, we increased our fourth quarter dividend rate by 10% to $1.82 per share. Second, the Board of Directors approved a $2.0 billion increase to our share repurchase program. Inclusive of this increase, the total remaining authorization for future common share repurchases under our program was $3.5 billion as of December 31, 2016.

During 2016, we received a one-time, tax-free special cash payment of approximately $1.8 billion as a result of the divestiture of the IS&GS business in the third quarter of 2016. We used the proceeds to repay $500 million of long-term notes at their scheduled maturity and paid $484 million in dividends with a portion of this cash. The remainder was used for share repurchases.

We have accessed the capital markets opportunistically as we did in February 2015 when we issued $2.25 billion of long-term debt and as needed as we did in November 2015 when we issued $7.0 billion of long-term debt in connection with our acquisition of Sikorsky. We also used a combination of short-term debt financing, commercial paper and available cash to fund the Sikorsky acquisition, as discussed below in “Capital Structure, Resources and Other” and “Note 10 – Debt” included in our Notes to Consolidated Financial Statements. We expect our cash from operations will continue to be sufficient to support our operations and anticipated capital expenditures for the foreseeable future. However, we expect to continue to issue commercial paper backed by our revolving credit facility to manage the timing of our cash flows. As described in the “Capital Structure, Resources and Other” section below, we have financing resources available to fund potential cash outflows that are less predictable or more discretionary, should they occur. We also have access to credit markets, if needed, for liquidity or general corporate purposes, including, but not limited to, our revolving credit facility or the ability to issue commercial paper, and letters of credit to support customer advance payments and for other trade finance purposes such as guaranteeing our performance on particular contracts.

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

Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type. We generally bill and collect cash more frequently under cost-reimbursable and time-and-materials contracts, which together represent approximately half of the sales we recorded in 2016, as we are authorized to bill as the costs are incurred or work is performed. A number of our fixed-price contracts may provide for performance-based payments, which allow us to bill and collect cash as we perform on the contract. The amount of performance-based payments and the related milestones are encompassed in the negotiation of each contract. The timing of such payments may differ from our incurrence of costs related to our contract performance, thereby affecting our cash flows.

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

The majority of our capital expenditures for 2016 and those planned for 2017 are for equipment, facilities infrastructure and information technology. Expenditures for equipment and facilities infrastructure are generally incurred to support new and existing programs across all of our business segments. For example, we have projects underway in our Aeronautics business segment for facilities and equipment to support higher production of the F-35 combat aircraft, and we have projects underway to modernize certain of our facilities. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.

The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	2016	2015	2014
Cash and cash equivalents at beginning of year	$1,090	$1,446	$2,617

Operating activities
Net earnings	5,302	3,605	3,614
Non-cash adjustments	(35)	821	876
Changes in working capital	(1,042)	(846)	(372)
Other, net	964	1,521	(252)
Net cash provided by operating activities	5,189	5,101	3,866
Net cash used for investing activities	(985)	(9,734)	(1,723)
Net cash provided by (used for) financing activities	(3,457)	4,277	(3,314)
Net change in cash and cash equivalents	747	(356)	(1,171)
Cash and cash equivalents at end of year	$1,837	$1,090	$1,446

Operating Activities

2016 compared to 2015

Net cash provided by operating activities increased $88 million in 2016 compared to 2015 primarily due to a reduction in cash paid for income taxes, partially offset by an increase in cash paid for interest expense and an increase in cash used for working capital. The $196 million increase in cash flows used for working capital (defined as receivables and inventories less accounts payable and customer advances and amounts in excess of costs incurred) was attributable to timing of cash receipts for receivables (primarily F-35 program), partially offset by timing of production and billing cycles affecting customer advances and progress payments applied to inventories (primarily C-130 program). See “Critical Accounting Policies –Postretirement Benefit Plans” (under the caption “Funding Considerations”) for discussion of future postretirement benefit plan funding. We made net income tax payments of $1.3 billion and $1.8 billion during the years ended December 31, 2016 and 2015, respectively. We made interest payments of approximately $600 million and approximately $375 million during the years ended December 31, 2016 and 2015, respectively.

We may determine to fund customer programs ourselves pending government appropriations. If we incur costs in excess of funds obligated on a contract, we are at risk for reimbursement of the excess costs. In 2014 and 2015, we received customer authorization and initial funding to begin producing F-35 aircraft to be acquired under LRIP 9 and 10 contracts, respectively. As a result of recent funding by the U.S. Government, our potential cash exposure and termination liability were not material at December 31, 2016. However, it may become material if government appropriations are delayed as was the case in the second and third quarters of 2016.

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

Investing Activities

Net cash used for investing activities decreased $8.7 billion in 2016 compared to the prior year, primarily due to $9.0 billion of cash used for acquisition activities in 2015 that did not recur in 2016. Net cash used for investing activities increased $8.0 billion in 2015 compared to 2014, primarily due to cash used for acquisition activities. Acquisition activities include both the acquisition of businesses and investments in affiliates. We had no acquisitions in 2016. In 2015 we paid $9.0 billion for the Sikorsky acquisition, net of cash acquired. In 2014, we paid $898 million for acquisition activities, primarily related to the acquisitions of Zeta, Systems Made Simple, and Industrial Defender (see “Note 3 – Acquisitions and Divestitures” included in our Notes to Consolidated Financial Statements).

Capital expenditures amounted to $1.1 billion in 2016, $939 million in 2015 and $845 million in 2014. The majority of our capital expenditures were for equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use-software.

Additionally, in 2015, we received cash proceeds of approximately $165 million related to three properties sold in California.

Financing Activities

Net cash used for financing activities increased $7.7 billion in 2016 compared to 2015 primarily due to proceeds from the issuance of long-term debt in 2015 which did not recur in 2016, the repayments of long-term debt in 2016, and higher dividend payments, partially offset by the proceeds from the one-time special cash payment of $1.8 billion from the divestiture of the IS&GS business and a reduction in cash used for repurchases of common stock.

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

In February 2015, we received net proceeds of $2.21 billion for the issuance of $2.25 billion of fixed interest-rate long-term notes. In November 2015, we borrowed $7.0 billion of fixed interest-rate long-term notes and received net proceeds of $6.9 billion (the November 2015 Notes). These proceeds were used to repay $6.0 billion of outstanding borrowings under a 364-day revolving credit facility that was used to finance a portion of the purchase price for the Sikorsky acquisition. Additionally, in the fourth quarter of 2015, to partially finance the Sikorsky acquisition we borrowed and repaid approximately $1.0 billion under our commercial paper program. See the “Capital Structure, Resources and Other” discussion below and “Note 10 – Debt” included in our Notes to Consolidated Financial Statements for more information about our debt financing activities.

We paid dividends totaling $2.0 billion ($6.77 per share) in 2016, $1.9 billion ($6.15 per share) in 2015 and $1.8 billion ($5.49 per share) in 2014. We have increased our quarterly dividend rate in each of the last three years, including a 10% increase in the quarterly dividend rate in the fourth quarter of 2016. We declared quarterly dividends of $1.65 per share during each of the first three quarters of 2016 and $1.82 per share during the fourth quarter of 2016; $1.50 per share during each of the first three quarters of 2015 and $1.65 per share during the fourth quarter of 2015; and $1.33 per share during each of the first three quarters of 2014 and $1.50 per share during the fourth quarter of 2014.

We paid $2.1 billion, $3.1 billion and $1.9 billion to repurchase 8.9 million, 15.2 million and 11.5 million shares of our common stock during 2016, 2015 and 2014.

Cash received from the issuance of our common stock in connection with employee stock option exercises during 2016, 2015 and 2014 totaled $106 million, $174 million and $308 million. The exercises resulted in the issuance of 1.2 million, 2.2 million and 3.7 million shares of our common stock.

Capital Structure, Resources and Other

At December 31, 2016, we held cash and cash equivalents of $1.8 billion. As of December 31, 2016, approximately $400 million of our cash and cash equivalents was held outside of the U.S. by foreign subsidiaries. Although those balances are generally available to fund ordinary business operations without legal or other restrictions, a significant portion is not immediately available to fund U.S. operations unless repatriated. Our intention is to permanently reinvest earnings from our foreign subsidiaries. While we do not intend to do so, if this cash had been repatriated at the end of 2016, we estimate that about $64 million of U.S. federal income tax would have been due after considering foreign tax credits.

Our outstanding debt, net of unamortized discounts and issuance costs, amounted to $14.3 billion at December 31, 2016 and mainly is in the form of publicly-issued notes that bear interest at fixed rates. As of December 31, 2016, we were in compliance with all covenants contained in our debt and credit agreements.

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

On occasion, customers may seek financing for the purchase of our products. In connection with these transactions, we may enter into arrangements along with our customers with unrelated third – party financial institutions to facilitate the non-recourse sale of customer receivables. For accounting purposes, these transactions are treated as a sale of receivables and the sale proceeds from the banks are reflected in our operating cash flows on the consolidated statements of cash flows. During 2016, there was no significant activity related to sales of customer receivables.

Revolving Credit Facilities

On October 9, 2015, we entered into a new $2.5 billion revolving credit facility (the 5-year Facility) with various banks. The 5-year Facility, was amended in October 2016 to extend its expiration date by one year from October 9, 2020 to October 9, 2021. The 5-year Facility is available for general corporate purposes. The undrawn portion of the 5-year Facility is also available to serve as a backup facility for the issuance of commercial paper. We may request and the banks may grant, at their discretion, an increase to the credit facility up to an additional $500 million. There were no borrowings outstanding under the 5-year Facility as of and for the year ended December 31, 2016.

Borrowings under the 5-year Facility are unsecured and bear interest at rates based, at our option, on a Eurodollar Rate or a Base Rate, as defined in the 5-year Facility’s agreement. Each bank’s obligation to make loans under the 5-year Facility is subject to, among other things, our compliance with various representations, warranties and covenants, including covenants limiting our ability and certain of our subsidiaries’ ability to encumber assets and a covenant not to exceed a maximum leverage ratio, as defined in the 5-year Facility agreement.

Long-Term Debt

See “Note 10 – Debt” included in our Notes to Consolidated Financial Statements for information about our long-term debt.

We have an effective shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission to provide for the issuance of an indeterminate amount of debt securities.

Commercial Paper

We have agreements in place with financial institutions to provide for the issuance of commercial paper backed by our $2.5 billion credit facility. During 2016, we borrowed and fully repaid amounts under our commercial paper programs. There were no commercial paper borrowings outstanding as of December 31, 2016. However, we expect to continue to issue commercial paper backed by our credit facility to manage the timing of our cash flows.

Total Equity

Our total equity was $1.6 billion at December 31, 2016, a decrease of $1.5 billion from December 31, 2015. The decrease was primarily due to the 9.4 million common shares tendered and retired in connection with the divestiture of our IS&GS business for $2.5 billion; the repurchase of 8.9 million common shares for $2.1 billion; and dividends declared of $2.0 billion during the year. These decreases were partially offset by net earnings of $5.3 billion and employee stock activity of $399 million (including the impacts of stock option exercises, ESOP activity and stock-based compensation).

As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess purchase price over par value of $1.7 billion recorded as a reduction of retained earnings in 2016.

Contractual Commitments and Off-Balance Sheet Arrangements

At December 31, 2016, we had contractual commitments to repay debt, make payments under operating leases, settle obligations related to agreements to purchase goods and services and settle tax and other liabilities. Capital lease obligations were not material. Payments due under these obligations and commitments are as follows (in millions):

	Payments Due By Period
	Total	Less Than 1 Year	Years 2 and 3	Years 4 and 5	After 5 Years
Long-term debt (a)	$15,228	$—	$1,650	$2,150	$11,428
Interest payments	10,602	630	1,245	1,120	7,607
Other liabilities	2,923	268	531	417	1,707
Operating lease obligations	762	179	281	181	121
Purchase obligations:
Operating activities	38,357	20,060	13,271	3,484	1,542
Capital expenditures	229	168	54	7	—
Total contractual cash obligations	$68,101	$21,305	$17,032	$7,359	$22,405

(a)	Long-term debt includes scheduled principal payments only and excludes approximately $13 million of debt issued by a consolidated joint venture, for which the debt is not guaranteed by us.

Amounts related to other liabilities represent the contractual obligations for certain long-term liabilities recorded as of December 31, 2016. Such amounts mainly include expected payments under non-qualified pension plans, environmental liabilities and deferred compensation plans.

Purchase obligations related to operating activities include agreements and contracts that give the supplier recourse to us for cancellation or nonperformance under the contract or contain terms that would subject us to liquidated damages. Such agreements and contracts may, for example, be related to direct materials, obligations to subcontractors and outsourcing arrangements. Total purchase obligations for operating activities in the preceding table include approximately $33 billion related to contractual commitments entered into as a result of contracts we have with our U.S. Government customers. The U.S. Government generally would be required to pay us for any costs we incur relative to these commitments if they were to terminate the related contracts “for convenience” under the Federal Acquisition Regulation (FAR), subject to available funding. This also would be true in cases where we perform subcontract work for a prime contractor under a U.S. Government contract. The termination for convenience language also may be included in contracts with foreign, state and local governments. We also have contracts with customers that do not include termination for convenience provisions, including contracts with commercial customers.

Purchase obligations in the preceding table for capital expenditures generally include facilities infrastructure, equipment and information technology.

We also may enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. These agreements are designed to enhance the social and economic environment of the foreign country by requiring the contractor to promote investment in the country. Offset agreements may be satisfied through activities that do not require us to use cash, including transferring technology, providing manufacturing and other consulting support to in-country projects and the purchase by third parties

(e.g., our vendors) of supplies from in-country vendors. These agreements also may be satisfied through our use of cash for such activities as purchasing supplies from in-country vendors, providing financial support for in-country projects, establishment of ventures with local companies and building or leasing facilities for in-country operations. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customer and typically require cash outlays that represent only a fraction of the original amount in the offset agreement. Satisfaction of our offset obligations are included in the estimates of our total costs to complete the contract and may impact our sales, profitability and cash flows. Our ability to recover investments on our consolidated balance sheet that we make to satisfy offset obligations is generally dependent upon the successful operation of ventures that we do not control and may involve products and services that are dissimilar to our business activities. At December 31, 2016, the notional value of remaining obligations under our outstanding offset agreements totaled approximately $15 billion, which primarily relate to our Aeronautics, MFC and RMS business segments, most of which extend through 2044. To the extent we have entered into purchase obligations at December 31, 2016 that also satisfy offset agreements, those amounts are included in the preceding table. Offset programs usually extend over several years and may provide for penalties, estimated at approximately $1.7 billion at December 31, 2016, in the event we fail to perform in accordance with offset requirements. While historically we have not been required to pay material penalties, resolution of offset requirements are often the result of negotiations and subjective judgments.

In connection with our 50% ownership interest of ULA, we and The Boeing Company (Boeing) are required to provide ULA an additional capital contribution if ULA is unable to make required payments under its inventory supply agreement with Boeing. As of December 31, 2016, ULA’s total remaining obligation to Boeing under the inventory supply agreement was $120 million. The parties have agreed to defer the remaining payment obligation as it is more than offset by other commitments to ULA. Accordingly, we do not expect to be required to make a capital contribution to ULA under this agreement.

In addition, both we and Boeing have cross-indemnified each other for guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through December 31, 2016, and that it will not be necessary to make payments under the cross-indemnities or guarantees.

We have entered into standby letters of credit, surety bonds and third-party guarantees with financial institutions and other third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as venture partners. At December 31, 2016, we had the following outstanding letters of credit, surety bonds and third-party guarantees (in millions):

	Commitment Expiration By Period
	Total Commitment	Less Than 1 Year	Years 2 and 3	Years 4 and 5	After 5 Years
Standby letters of credit (a)	$2,661	$1,232	$ 893	$363	$173
Surety bonds	368	366	—	2	—
Third-party Guarantees	709	14	276	20	399
Total commitments	$3,738	$1,612	$1,169	$385	$572

(a)

Approximately $850 million of standby letters of credit in the “Less Than 1 Year” category, $554 million in the “Years 2 and 3” category and $295 million in the “Years 4 and 5” category are expected to renew for additional periods until completion of the contractual obligation.

At December 31, 2016, third-party guarantees totaled $709 million, of which approximately 56% related to guarantees of contractual performance of ventures to which we currently are or previously were a party. This amount represents our estimate of the maximum amount we would expect to incur upon the contractual non-performance of the venture partners. In addition, we generally have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a venture partner. We believe our current and former venture partners will be able to perform their obligations, as they have done through December 31, 2016, and that it will not be necessary to make payments under the guarantees. In determining our exposures, we evaluate the reputation, technical capabilities and credit quality of our current and former venture partners.

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

We classify net sales as products or services on our consolidated statements of earnings based on the predominant attributes of the underlying contract. Most of our long-term contracts are denominated in U.S. dollars, including contracts for sales of military products and services to international governments contracted through the U.S. Government.

Contract Types

Our contracts generally record sales for both products and services under cost-reimbursable, fixed-price and time-and-materials contracts.

Cost-reimbursable contracts

Cost-reimbursable contracts, which accounted for about 38%, 42%, and 41% of our total net sales in 2016, 2015, and 2014, provide for the payment of allowable costs incurred during performance of the contract plus a fee, up to a ceiling based on the amount that has been funded. We generate revenue under two general types of cost-reimbursable contracts: cost-plus-award-fee/incentive-fee contracts, which represent a substantial majority of our cost-reimbursable contracts; and cost-plus-fixed-fee contracts.

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

Fixed-price

Under fixed-price contracts, which accounted for about 61%, 57%, and 58% of our total net sales in 2016, 2015, and 2014, we agree to perform the specified work for a pre-determined price. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less profit or could incur a loss. Some fixed-price contracts have a performance-based component under which we may earn incentive payments or incur financial penalties based on our performance.

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

Postretirement Benefit Plans

Overview

Many of our employees participate in qualified and nonqualified defined benefit pension plans, retiree medical and life insurance plans and other postemployment plans (collectively, postretirement benefit plans – see “Note 11 – Postretirement Plans” included in our Notes to Consolidated Financial Statements). The majority of our accrued benefit obligations relate to our qualified defined benefit pension plans and retiree medical and life insurance plans. We recognize on a plan-by-plan basis the net funded status of these postretirement benefit plans under GAAP as either an asset or a liability on our consolidated balance sheets. There is a corresponding non-cash adjustment to accumulated other comprehensive loss, net of tax benefits recorded as deferred tax assets, in stockholders’ equity. The GAAP funded status represents the difference between the fair value of each plan’s assets and the benefit obligation of the plan. The GAAP benefit obligation represents the present value of the estimated future benefits we currently expect to pay to plan participants based on past service.

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

Actuarial Assumptions

The plan assets and benefit obligations are measured at the end of each year or more frequently, upon the occurrence of certain events such as a significant plan amendment, settlement or curtailment. The amounts we record are measured using actuarial valuations, which are dependent upon key assumptions such as discount rates, the expected long-term rate of return on plan assets, participant longevity, employee turnover and the health care cost trend rates for our retiree medical plans. The assumptions we make affect both the calculation of the benefit obligations as of the measurement date and the calculation of net periodic benefit cost in subsequent periods. When reassessing these assumptions we consider past and current market conditions and make judgments about future market trends. We also consider factors such as the timing and amounts of expected contributions to the plans and benefit payments to plan participants.

We continue to use a single weighted average discount rate approach when calculating our benefit obligations related to our defined benefit pension plans resulting in 4.125% at December 31, 2016, compared to 4.375% at December 31, 2015 and 4.00% at December 31, 2014. We utilized a weighted average discount rate of 4.00% when calculating our benefit obligations related to our retiree medical plans at December 31, 2016, compared to 4.25% at December 31, 2015 and 3.75% at December 31, 2014. We evaluate several data points in order to arrive at an appropriate weighted average discount rate, including results from cash flow models, quoted rates from long-term bond indices and changes in long-term bond rates over the past year. As part of our evaluation, we calculate the approximate average yields on corporate bonds rated AA or better selected to match our projected postretirement benefit plan cash flows.

We utilized an expected long-term rate of return on plan assets of 7.50% at December 31, 2016, as compared to 8.00% at December 31, 2015 and December 31, 2014. We reduced our expected long-term rate of return assumption due to downward pressure on the equity and fixed income asset classes in our trust. An increasingly aging population and debt burden place downward pressure on already low interest rates and economic growth; suggesting the future return for our fixed-income may be lower than historical norms. Surges in equities since 2009 have led to a high valuation of the equity markets, suggesting the forward return may also be lower than historical norms. The long-term rate of return assumption represents the expected long-term rate of return on the funds invested or to be invested, to provide for the benefits included in the benefit obligations. This assumption is based on several factors including historical market index returns, the anticipated long-term allocation of plan assets, the historical return data for the trust funds, plan expenses and the potential to outperform market index returns. The difference between the long-term rate of return on plan assets assumption we select and the actual return on plan assets in any given year affects both the funded status of our benefit plans and the calculation of FAS pension expense in subsequent periods. Although the actual return in any specific year likely will differ from the assumption, the average expected return over a long-term future horizon should be approximately equal to the assumption. Any variance in a given year should not, by itself, suggest that the assumption should be changed. Patterns of variances are reviewed over time, and then combined with expectations for the future. As a result, changes in this assumption are less frequent than changes in the discount rate.

On October 20, 2016, the Society of Actuaries published revised longevity assumptions that refined its prior studies of longevity. We used the revised assumptions indicating a shortened longevity in our December 31, 2016 remeasurement of benefit obligation. The publication was a refinement to the assumptions the Society of Actuaries published in October 2014 and October 2015 that we previously adopted beginning year 2014.

Our stockholders’ equity has been reduced cumulatively by $12.0 billion from the annual year-end measurements of the funded status of postretirement benefit plans. The cumulative non-cash, after-tax reduction primarily represents net actuarial losses resulting from declines in discount rates, investment losses and updated longevity. A market-related value of our plan assets, determined using actual asset gains or losses over the prior three year period, is used to calculate the amount of deferred asset gains or losses to be amortized. These cumulative actuarial losses will be amortized to expense using the corridor method, where gains and losses are recognized to the extent they exceed 10% of the greater of plan assets or benefit obligations, over the average future service period of employees expected to receive benefits under the plans of approximately nine years as of December 31, 2016. This amortization period is expected to extend (approximately double) in 2020 when our non-union pension plan is completely frozen to use the average remaining life expectancy of the participants instead of average future service. During 2016, $699 million of these amounts was recognized as a component of postretirement benefit plans expense and about $800 million is expected to be recognized as expense in 2017.

The discount rate and long-term rate of return on plan assets assumptions we select at the end of each year are based on our best estimates and judgment. A change of plus or minus 25 basis points in the 4.125% discount rate assumption at December 31, 2016, with all other assumptions held constant, would have decreased or increased the amount of the qualified pension benefit obligation we recorded at the end of 2016 by approximately $1.5 billion, which would result in an after-tax increase or decrease in stockholders’ equity at the end of the year of approximately $1.0 billion. If the 4.125% discount rate at December 31, 2016 that was used to compute the expected 2017 FAS pension expense for our qualified defined benefit pension plans had been 25 basis points higher or lower, with all other assumptions held constant, the amount of FAS pension expense projected for 2017 would be lower or higher by approximately $120 million. If the 7.50% expected long-term rate of return on plan assets assumption at December 31, 2016 that was used to compute the expected 2017 FAS pension expense for our qualified defined benefit pension plans had been 25 basis points higher or lower, with all other assumptions held constant, the amount of FAS pension expense projected for 2017 would be lower or higher by approximately $80 million.

Each year, differences between the actual plan asset return and the expected long-term rate of return on plan assets impacts the measurement of the following year’s FAS expense. Every 100 basis points difference in return during 2016 between our actual return of 5.0% and our expected long-term rate of return of 8.0% impacted 2017 FAS pension expense by approximately $20 million.

Funding Considerations

There were no contributions to our heritage qualified defined benefit pension plans in 2016 and 2015. We made contributions related to our heritage qualified defined benefit pension plans of $2.0 billion in 2014 inclusive of amounts in excess of our required contributions. Funding of our qualified defined benefit pension plans is determined in a manner consistent with CAS and in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006 (PPA). Our goal has been to fund the pension plans to a level of at least 80%, as determined under the PPA. The ERISA funded status is calculated on a different basis than under GAAP. As a result of the Moving Ahead for Progress in the 21st Century Act of 2012 (MAP-21), which included a provision that changed the methodology for calculating the interest rate assumption used in determining the minimum funding requirements under the PPA, there was an increase in the interest rate assumption, which in turn lowered the minimum funding requirements. On August 8, 2014, the Highway and Transportation Funding Act of 2014 (HATFA) was enacted; and on November 2, 2015, the Bipartisan Budget Act of 2015; which extend the methodology put in place by MAP-21 to calculate the interest rate assumption so that the impact will begin to decrease in 2021 and phase out by 2024. This has the effect of lowering our minimum funding requirements during the affected periods from what they otherwise would have been. The ERISA funded status of our qualified defined benefit pension plans was about 87% and 90% as of December 31, 2016 and 2015. The GAAP funded status of our qualified defined benefit pension plans was about 70% and 73% at December 31, 2016 and 2015.

Contributions to our defined benefit pension plans are recovered over time through the pricing of our products and services on U.S. Government contracts, including FMS, and are recognized in our cost of sales and net sales. CAS govern the extent to which our pension costs are allocable to and recoverable under contracts with the U.S. Government, including FMS. We recovered $2.0 billion in 2016, $1.6 billion in 2015, and $1.5 billion in 2014 as CAS pension costs. Effective February 27, 2012, CAS rules were revised to better align the recovery of pension costs, including prepayment credits, on U.S. Government contracts with the minimum funding requirements of the PPA (referred to as CAS Harmonization). Specifically, CAS Harmonization shortened the amortization period for allocating gains and losses to U.S. Government contracts from 15 to 10 years and requires the use of an interest rate to determine CAS pension cost consistent with the interest rate used to determine minimum pension funding requirements under the PPA. While the change in the amortization period was applicable beginning in 2013, there is a transition period for the impact of the change in the CAS liability measurement due to the revised interest rate that will be phased in with the full impact occurring in 2017. We expect the incremental impact of CAS Harmonization will increase successively through 2017, primarily due to the liability measurement transition period included in the amended rule. The enactment of the HATFA and Bipartisan Budget Act of 2015 also increased the interest rate assumption used to determine our CAS pension costs, which has the effect of lowering the recovery of pension contributions during the affected periods as it decreases our CAS pension costs.

Pension cost recoveries under CAS occur in different periods from when pension contributions are made under the PPA. Amounts contributed in excess of the CAS pension costs recovered under U.S. Government contracts are considered to be prepayment credits under the CAS rules. As of December 31, 2016, our prepayment credits were approximately $7.7 billion as compared to $9.0 billion at December 31, 2015. The recovery of CAS pension costs under U.S. Government contracts in excess of our contributions reduces the prepayment credit balance. The prepayment credit balance will also increase or decrease based on our actual investment return on plan assets.

Trends

We do not plan to make contributions to our heritage pension plans in 2017 because none are required using current assumptions, including investment returns on plan assets. However, we do plan to make contributions of approximately $45 million in 2017 to our new Sikorsky bargained qualified defined benefit pension plan. Pension contributions to our heritage plans are expected to resume with contributions projected of about $1.5 billion to $2.0 billion in 2018 using current assumptions including investment returns on plan assets. We anticipate recovering almost $2.3 billion of CAS pension cost in 2017 with a higher CAS recovery projected in 2018. Since the annual amount of CAS cost is more than our planned cash funding in each of these years, we will recover a portion of the $7.7 billion of prepayment credits existing at December 31, 2016.

We expect our 2017 FAS pension expense to be $1.4 billion, as compared to our 2016 FAS pension expense of $1.0 billion, primarily due to the lower discount rate of 4.125% for 2017 versus 4.375% for 2016 and lower expected long-

term rate of return on plan assets of 7.50% at December 31, 2016 versus 8.00% at December 31, 2015. We expect a FAS/CAS pension adjustment in 2017 of about $880 million, as compared to $902 million in 2016. The increase in 2017 FAS pension expense is mostly offset by higher 2017 CAS pension costs, as compared to 2016, due to CAS Harmonization.

Environmental Matters

We are a party to various agreements, proceedings and potential proceedings for environmental cleanup issues, including matters at various sites where we have been designated a potentially responsible party (PRP). At each of December 31, 2016 and 2015, the total amount of liabilities recorded on our consolidated balance sheet for environmental matters was $1.0 billion. We have recorded receivables totaling $870 million and $858 million at December 31, 2016 and 2015 for the portion of environmental costs that are probable of future recovery in pricing of our products and services for agencies of the U.S. Government, as discussed below. The amount that is expected to be allocated to our non-U.S. Government contracts or that is determined to not be recoverable under U.S. Government contracts has been expensed through cost of sales. We project costs and recovery of costs over approximately 20 years.

We enter into agreements (e.g., administrative orders, consent decrees) that document the extent and timing of our environmental remediation obligation. We also are involved in environmental remediation activities at sites where formal agreements either do not exist or do not quantify the extent and timing of our obligation. Environmental cleanup activities usually span many years, which makes estimating the costs more judgmental due to, for example, changing remediation technologies. To determine the costs related to cleanup sites, we have to assess the extent of contamination, effects on natural resources, the appropriate technology to be used to accomplish the remediation and evolving governmental environmental standards.

We perform quarterly reviews of environmental remediation sites and record liabilities and receivables in the period it becomes probable that a liability has been incurred and the amounts can be reasonably estimated (see the discussion under “Environmental Matters” in “Note 1 – Significant Accounting Policies” and “Note 14 – Legal Proceedings, Commitments and Contingencies” included in our Notes to Consolidated Financial Statements). We consider the above factors in our quarterly estimates of the timing and amount of any future costs that may be required for remediation activities, which results in the calculation of a range of estimates for a particular environmental site. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined. Given the required level of judgment and estimation, it is likely that materially different amounts could be recorded if different assumptions were used or if circumstances were to change (e.g., a change in environmental standards or a change in our estimate of the extent of contamination).

The current standard in California for the maximum level of the contaminant hexavalent chromium in drinking water is 10 parts per billion (ppb). This standard is being challenged by the California Manufacturers and Technology Association (CMTA) as being lower than is required to protect public health. If the standard remains at 10 ppb, it will not have a material impact on our existing remediation costs in California. The U.S. EPA is considering whether to regulate hexavalent chromium.

In addition, California is reevaluating its existing drinking water standard of 6 ppb for perchlorate, and the U.S. Environmental Protection Agency (U.S. EPA) is taking steps to regulate perchlorate in drinking water. If substantially lower standards are adopted, in either California or at the federal level for perchlorate or for hexavalent chromium, we expect a material increase in our estimates for environmental liabilities and the related assets for the portion of the increased costs that are probable of future recovery in the pricing of our products and services for the U.S. Government. The amount that would be allocable to our non-U.S. Government contracts or that is determined to not be recoverable under U.S. Government contracts would be expensed, which may have a material effect on our earnings in any particular interim reporting period.

Under agreements reached with the U.S. Government, most of the amounts we spend for environmental remediation are allocated to our operations as general and administrative costs. Under existing government regulations, these and other environmental expenditures relating to our U.S. Government business, after deducting any recoveries received from insurance or other PRPs, are allowable in establishing prices of our products and services. As a result, most of the expenditures we incur are included in our net sales and cost of sales according to U.S. Government agreement or regulation, regardless of the contract form (e.g. cost-reimbursable, fixed-price). We continually evaluate the recoverability of our environmental receivables by assessing, among other factors, U.S. Government regulations, our U.S. Government business base and contract mix, our history of receiving reimbursement of such costs, and recent efforts by some U.S. Government representatives to limit such reimbursement.

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

We cannot reasonably determine the extent of our financial exposure at all environmental sites with which we are involved. There are a number of former operating facilities we are monitoring or investigating for potential future remediation. In some cases, although a loss may be probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation activities because of uncertainties (e.g., assessing the extent of the contamination). During any particular quarter, such uncertainties may be resolved, allowing us to estimate and recognize the initial liability to remediate a particular former operating site. The amount of the liability could be material. Upon recognition of the liability, a portion will be recognized as a receivable with the remainder charged to earnings, which may have a material effect in any particular interim reporting period.

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

Our goodwill balance was $10.8 billion and $10.7 billion at December 31, 2016 and 2015. We perform an impairment test of our goodwill at least annually in the fourth quarter or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may be impaired. Such events or changes in circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators, competition, reorganizations of our business, U.S. Government budget restrictions or the disposal of all or a portion of a reporting unit. Our goodwill has been allocated to and is tested for impairment at a level referred to as the reporting unit, which is our business segment level or a level below the business segment. The level at which we test goodwill for impairment requires us to determine whether the operations below the business segment constitute a self-sustaining business for which discrete financial information is available and segment management regularly reviews the operating results.

We may use both qualitative and quantitative approaches when testing goodwill for impairment. For selected reporting units where we use the qualitative approach, we perform a qualitative evaluation of events and circumstances impacting the reporting unit to determine the likelihood of goodwill impairment. Based on that qualitative evaluation, if we determine it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further evaluation is necessary. Otherwise we perform a quantitative two-step impairment test. We perform quantitative tests for most reporting units at least once every three years. However, for certain reporting units we may perform a quantitative impairment test every year.

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

In the fourth quarter of 2016, we performed our annual goodwill impairment test for each of our reporting units. The results of our 2016 annual impairment tests of goodwill indicated that no impairment existed. The carrying value of our Sikorsky reporting unit includes goodwill of $2.7 billion as of December 31, 2016. Currently, we estimate that the fair value of our Sikorsky reporting unit exceeds its carrying value by a margin of approximately 10%. We acquired Sikorsky in November 2015 and recorded the assets acquired and liabilities assumed at fair value. Due to the recent acquisition and valuation, the carrying value and fair value of our Sikorsky reporting unit are currently closely aligned. Therefore, any business deterioration, contract cancelations or terminations, or market pressures could cause our sales, earnings and cash flows to decline below current projections. Similarly, market factors utilized in the impairment analysis, including long-term growth rates, discount rates and relevant comparable public company earnings multiples and transaction multiples, could negatively impact the fair value of our reporting units. Based on our current assessment of these circumstances, we have determined that our Sikorsky reporting unit is at risk of a future goodwill impairment should there be deterioration of projected cash flows, negative changes in market factors or a significant increase in the carrying value of the reporting unit.

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

Intangible Assets

Intangible assets from acquired businesses are recognized at their estimated fair values at the date of acquisition and consist of customer programs, trademarks, customer relationships, technology and other intangible assets. Customer programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology and trademarks underlying the associated program and are amortized on a straight-line basis over a period of expected cash flows used to measure the fair value, which ranges from nine to 20 years. Acquired intangibles deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. This testing compares carrying value to fair value and, when appropriate, the carrying value of these assets is reduced to fair value. Finite-lived intangibles are amortized to expense over the applicable useful lives, ranging from three to 20 years, based on the nature of the asset and the underlying pattern of economic benefit as reflected by future net cash inflows.

In the fourth quarter of 2016, we performed the annual impairment test for the Sikorsky indefinite-lived trademark intangible asset and the results indicated that no impairment existed. The carrying value of our Sikorsky reporting unit includes a trademark intangible asset of $887 million as of December 31, 2016. Using the relief from royalty method, we estimated that the fair value of this intangible asset approximated its carrying value. As discussed above in the Goodwill section, the carrying value and fair value of our Sikorsky reporting unit are currently closely aligned due to the recent acquisition of Sikorsky. Therefore, any business deterioration, contract cancelations or terminations, or market pressures could cause our sales to decline below current projections. Based on our current assessment of these circumstances, we have determined that our Sikorsky trademark intangible asset is at risk of a future impairment.

Recent Accounting Pronouncements

See “Note 1 – Significant Accounting Policies” included in our Notes to Consolidated Financial Statements for information under the caption “Recent Accounting Pronouncements” related to new accounting standards.

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

Our main exposure to market risk relates to interest rates, foreign currency exchange rates and market prices on certain equity securities. Our financial instruments that are subject to interest rate risk principally include fixed-rate long-term debt. The estimated fair value of our outstanding debt was $16.2 billion at December 31, 2016 and the outstanding principal amount was $15.3 billion, excluding unamortized discounts and issuance costs of $1.0 billion. A 10% change in the level of interest rates would not have a material impact on the fair value of our outstanding debt at December 31, 2016.

We use derivative instruments principally to reduce our exposure to market risks from changes in foreign currency exchange rates and interest rates. We do not enter into or hold derivative instruments for speculative trading purposes. We transact business globally and are subject to risks associated with changing foreign currency exchange rates. We enter into foreign currency hedges such as forward and option contracts that change in value as foreign currency exchange rates change. Our most significant foreign currency exposures relate to the British Pound Sterling, the Euro, the Canadian dollar and the Australian dollar. These contracts hedge forecasted foreign currency transactions in order to mitigate fluctuations in our earnings and cash flows associated with changes in foreign currency exchange rates. We designate foreign currency hedges as cash flow hedges. We also are exposed to the impact of interest rate changes primarily through our borrowing activities. For fixed rate borrowings, we may use variable interest rate swaps, effectively converting fixed rate borrowings to variable rate borrowings indexed to LIBOR in order to reduce the amount of interest paid. These swaps are designated as fair value hedges. For variable rate borrowings, we may use fixed interest rate swaps, effectively converting variable rate borrowings to fixed rate borrowings in order to mitigate the impact of interest rate changes on earnings. These swaps are designated as cash flow hedges. We also may enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting, which are intended to mitigate certain economic exposures.

The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on our intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives attributable to the effective portion of hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items or reflected net of income taxes in accumulated other comprehensive loss until the hedged transaction is recognized in earnings. Changes in the fair value of the derivatives that are attributable to the ineffective portion of the hedges, or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. The aggregate notional amount of our outstanding interest rate swaps at December 31, 2016 and 2015 was $1.2 billion and $1.5 billion. The aggregate notional amount of our outstanding foreign currency hedges at December 31, 2016 and 2015 was $4.0 billion and $4.1 billion. At December 31, 2016 and 2015, the net fair value of our derivative instruments was not material (see “Note 16 – Fair Value Measurements”) included in our Notes to Consolidated Financial Statements). A 10% appreciation or devaluation of the hedged currency as compared to the level of foreign exchange rates for currencies under contract at December 31, 2016 would not have a material impact on the aggregate net fair value of such contracts or our consolidated financial statements.

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

We maintain a separate trust that includes investments to fund certain of our non-qualified deferred compensation plans. As of December 31, 2016, investments in the trust totaled $1.2 billion and are reflected at fair value on our consolidated balance sheet in other noncurrent assets. The trust holds investments in marketable equity securities and fixed-income securities that are exposed to price changes and changes in interest rates. A portion of the liabilities associated with the deferred compensation plans supported by the trust is also impacted by changes in the market price of our common stock and certain market indices. Changes in the value of the liabilities have the effect of partially offsetting the impact of changes in the value of the trust. Both the change in the fair value of the trust and the change in the value of the liabilities are recognized on our consolidated statements of earnings in other unallocated, net and were not material for the year ended December 31, 2016.

ITEM 8.	Financial Statements and Supplementary Data.

Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm,

on the Audited Consolidated Financial Statements

Board of Directors and Stockholders

Lockheed Martin Corporation

We have audited the accompanying consolidated balance sheets of Lockheed Martin Corporation as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lockheed Martin Corporation at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lockheed Martin Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 9, 2017 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 9, 2017

Lockheed Martin Corporation

Consolidated Statements of Earnings

(in millions, except per share data)

	Years Ended December 31,
	2016	2015	2014
Net sales
Products	$40,365	$34,868	$34,984
Services	6,883	5,668	4,962
Total net sales	47,248	40,536	39,946
Cost of sales
Products	(36,616)	(31,091)	(30,983)
Services	(6,040)	(4,824)	(4,184)
Severance charges	(80)	(82)	—
Other unallocated, net	550	(47)	(96)
Total cost of sales	(42,186)	(36,044)	(35,263)
Gross profit	5,062	4,492	4,683
Other income, net	487	220	329
Operating profit	5,549	4,712	5,012
Interest expense	(663)	(443)	(340)
Other non-operating income, net	—	30	5
Earnings from continuing operations before income taxes	4,886	4,299	4,677
Income tax expense	(1,133)	(1,173)	(1,424)
Net earnings from continuing operations	3,753	3,126	3,253
Net earnings from discontinued operations	1,549	479	361
Net earnings	$5,302	$3,605	$3,614

Earnings per common share
Basic
Continuing operations	$12.54	$10.07	$10.27
Discontinued operations	5.17	1.55	1.14
Basic earnings per common share	$17.71	$11.62	$11.41
Diluted
Continuing operations	$12.38	$9.93	$10.09
Discontinued operations	5.11	1.53	1.12
Diluted earnings per common share	$17.49	$11.46	$11.21

The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Comprehensive Income

(in millions)

	Years Ended December 31,
	2016	2015	2014
Net earnings	$5,302	$3,605	$3,614
Other comprehensive (loss) income, net of tax
Postretirement benefit plans
Net other comprehensive loss recognized during the period, net of tax benefit of $668 million in 2016, $192 million in 2015 and $1.5 billion in 2014	(1,232)	(351)	(2,870)
Amounts reclassified from accumulated other comprehensive loss, net of tax expense of $382 million in 2016, $464 million in 2015 and $386 million in 2014	699	850	706
Reclassifications from divestiture of IS&GS business	(134)	—	—
Other, net	9	(73)	(105)
Other comprehensive (loss) income, net of tax	(658)	426	(2,269)
Comprehensive income	$4,644	$4,031	$1,345

The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation

Consolidated Balance Sheets

(in millions, except par value)

	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$1,837	$1,090
Receivables, net	8,202	7,254
Inventories, net	4,670	4,819
Other current assets	399	441
Assets of discontinued operations	—	969
Total current assets	15,108	14,573

Property, plant and equipment, net	5,549	5,389
Goodwill	10,764	10,695
Intangible assets, net	4,093	4,022
Deferred income taxes	6,625	6,068
Other noncurrent assets	5,667	5,396
Assets of discontinued operations	—	3,161
Total assets	$47,806	$49,304

Liabilities and equity
Current liabilities
Accounts payable	$1,653	$1,745
Customer advances and amounts in excess of costs incurred	6,776	6,703
Salaries, benefits and payroll taxes	1,764	1,707
Current maturities of long-term debt	—	956
Other current liabilities	2,349	1,859
Liabilities of discontinued operations	—	948
Total current liabilities	12,542	13,918

Long-term debt, net	14,282	14,305
Accrued pension liabilities	13,855	11,807
Other postretirement benefit liabilities	862	1,070
Other noncurrent liabilities	4,659	4,902
Liabilities of discontinued operations	—	205
Total liabilities	46,200	46,207

Stockholders’ equity
Common stock, $1 par value per share	289	303
Additional paid-in capital	—	—
Retained earnings	13,324	14,238
Accumulated other comprehensive loss	(12,102)	(11,444)
Total stockholders’ equity	1,511	3,097
Noncontrolling interests in subsidiary	95	—
Total equity	1,606	3,097
Total liabilities and equity	$47,806	$49,304

The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Cash Flows

(in millions)

	Years Ended December 31,
	2016	2015	2014
Operating activities
Net earnings	$5,302	$3,605	$3,614
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	1,215	1,026	994
Stock-based compensation	149	138	164
Deferred income taxes	(152)	(445)	(401)
Goodwill impairment charges	—	—	119
Severance charges	99	102	—
Gain on divestiture of IS&GS business	(1,242)	—	—
Gain on step acquisition of AWE	(104)	—	—
Changes in assets and liabilities
Receivables, net	(811)	(256)	28
Inventories, net	(46)	(398)	77
Accounts payable	(188)	(160)	95
Customer advances and amounts in excess of costs incurred	3	(32)	(572)
Postretirement benefit plans	1,028	1,068	(880)
Income taxes	146	(48)	351
Other, net	(210)	501	277
Net cash provided by operating activities	5,189	5,101	3,866

Investing activities
Capital expenditures	(1,063)	(939)	(845)
Acquisitions of businesses and investments in affiliates	—	(9,003)	(898)
Other, net	78	208	20
Net cash used for investing activities	(985)	(9,734)	(1,723)

Financing activities
Special cash payment from divestiture of IS&GS business	1,800	—	—
Repurchases of common stock	(2,096)	(3,071)	(1,900)
Proceeds from stock option exercises	106	174	308
Dividends paid	(2,048)	(1,932)	(1,760)
Proceeds from the issuance of long-term debt	—	9,101	—
Repayments of long-term debt	(952)	—	—
Proceeds from borrowings under revolving credit facilities	—	6,000	—
Repayments of borrowings under revolving credit facilities	—	(6,000)	—
Other, net	(267)	5	38
Net cash (used for) provided by financing activities	(3,457)	4,277	(3,314)
Net change in cash and cash equivalents	747	(356)	(1,171)
Cash and cash equivalents at beginning of year	1,090	1,446	2,617
Cash and cash equivalents at end of year	$1,837	$1,090	$1,446

The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Equity

(in millions, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiary	Total Equity
Balance at December 31, 2013	$319	$ —	$14,200	$ (9,601)	$ 4,918	$ —	$ 4,918
Net earnings	—	—	3,614	—	3,614	—	3,614
Other comprehensive loss, net of tax	—	—	—	(2,269)	(2,269)	—	(2,269)
Repurchases of common stock	(12)	(792)	(1,096)	—	(1,900)	—	(1,900)
Dividends declared ($5.49 per share)	—	—	(1,762)	—	(1,762)	—	(1,762)
Stock-based awards and ESOP activity and other	7	792	—	—	799	—	799
Balance at December 31, 2014	314	—	14,956	(11,870)	3,400	—	3,400
Net earnings	—	—	3,605	—	3,605	—	3,605
Other comprehensive income, net of tax	—	—	—	426	426	—	426
Repurchases of common stock	(15)	(656)	(2,400)	—	(3,071)	—	(3,071)
Dividends declared ($6.15 per share)	—	—	(1,923)	—	(1,923)	—	(1,923)
Stock-based awards and ESOP activity and other	4	656	—	—	660	—	660
Balance at December 31, 2015	303	—	14,238	(11,444)	3,097	—	3,097
Net earnings	—	—	5,302	—	5,302	—	5,302
Other comprehensive loss, net of tax	—	—	—	(658)	(658)	—	(658)
Shares exchanged and retired in connection with divestiture of IS&GS business	(9)	—	(2,488)	—	(2,497)	—	(2,497)
Repurchases of common stock	(9)	(395)	(1,692)	—	(2,096)	—	(2,096)
Dividends declared ($6.77 per share)	—	—	(2,036)	—	(2,036)	—	(2,036)
Stock-based awards and ESOP activity and other	4	395	—	—	399	—	399
Increase in noncontrolling interests in subsidiary	—	—	—	—	—	95	95
Balance at December 31, 2016	$289	$ —	$13,324	$ (12,102)	$ 1,511	$ 95	$ 1,606

The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements

Note 1 – Significant Accounting Policies

Organization – We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics, system integration and cybersecurity services. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government.

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

On August 16, 2016, we completed the previously announced divestiture of the Information Systems & Global Solutions (IS&GS) business, which merged with a subsidiary of Leidos Holdings, Inc. (Leidos), in a Reverse Morris Trust transaction (the “Transaction”). This Transaction represents the culmination of the strategic review of our government information technology infrastructure services business and our technical services business performed in 2015 to explore whether the IS&GS business could achieve greater growth and create more value for customers and stockholders outside of Lockheed Martin. As a result of the divestiture, the operating results of the IS&GS business have been classified as discontinued operations in the consolidated statements of earnings for all periods presented and the assets and liabilities of the IS&GS business have been classified as assets and liabilities of discontinued operations in the consolidated balance sheet as of December 31, 2015. However, the cash flows of the IS&GS business have not been reclassified in our consolidated statements of cash flows as we retained the cash as part of the Transaction. See “Note 3 – Acquisitions and Divestitures” for additional information about the divestiture of the IS&GS business.

On August 24, 2016, our ownership interest in the AWE Management Limited (AWE) venture, which operates the United Kingdom’s nuclear deterrent program, increased by 18%. As a result of the increase, we now hold a 51% controlling interest in AWE and are required to consolidate the AWE venture in our consolidated financial statements. Accordingly, the operating results and cash flows of AWE have been included in our consolidated statements of earnings and consolidated statements of cash flows since August 24, 2016, the date we obtained a controlling interest, and the assets and liabilities of AWE are included in the consolidated balance sheet as of December 31, 2016. Previously, we accounted for our investment in AWE using the equity method of accounting. See “Note 3 – Acquisitions and Divestitures” for additional information about the change in ownership of AWE.

During the third quarter of 2016, the business segment formerly known as Mission Systems and Training (MST) was renamed Rotary and Missions Systems (RMS) to better reflect a broader range of products and capabilities subsequent to the acquisition of Sikorsky Aircraft Corporation (Sikorsky) in November 2015 and the realignment of certain programs from the former IS&GS business to RMS in the fourth quarter of 2015. While RMS was renamed to more accurately reflect the expanded portfolio, there was no additional change to the composition of the portfolio in connection with the name change. The information for this segment for all periods included in these consolidated financial statements has been labeled using the new name.

On November 6, 2015, we completed the acquisition of Sikorsky for $9.0 billion, net of cash acquired, and aligned Sikorsky under our RMS business segment. The operating results and cash flows of Sikorsky have been included in our consolidated statements of earnings and consolidated statements of cash flows since the November 6, 2015 acquisition date. Additionally, the assets and liabilities of Sikorsky are included in our consolidated balance sheets as of December 31, 2016 and December 31, 2015. See “Note 3 – Acquisitions and Divestitures” for additional information about the acquisition of Sikorsky and related final purchase accounting.

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

Sales and earnings – We record net sales and estimated profits for substantially all of our contracts using the percentage-of-completion method for cost-reimbursable and fixed-price contracts for products and services with the U.S. Government. Sales are recorded on all time-and-materials contracts as the work is performed based on agreed-upon hourly rates and allowable costs. We account for our services contracts with non-U.S. Government customers using the services method of accounting. We classify net sales as products or services on our consolidated statements of earnings based on the attributes of the underlying contracts.

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

In addition, comparability of our business segment sales, operating profit and operating margins may be impacted by changes in profit booking rates on our contracts accounted for using the percentage-of-completion method of accounting. Increases in the profit booking rates, typically referred to as risk retirements, usually relate to revisions in the estimated total costs that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate resulting in an increase in the estimated total costs to complete and a reduction in the profit booking rate. Increases or decreases in profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Segment operating profit and margins may also be impacted favorably or unfavorably by other items. Favorable items may include the positive resolution of contractual matters, cost recoveries on restructuring charges, insurance recoveries and gains on sales of assets. Unfavorable items may include the adverse resolution of contractual matters; restructuring charges, except for significant severance actions (such as those mentioned below in “Note 15 – Restructuring Charges”), which are excluded from segment operating results; reserves for disputes; asset impairments; and losses on sales of assets. Segment operating profit and items such as risk retirements, reductions of profit booking rates or other matters are presented net of state income taxes.

Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, net of state income taxes, increased segment operating profit, by approximately $1.5 billion in 2016, $1.7 billion in 2015 and $1.6 billion in 2014. These adjustments increased net earnings by approximately $950 million ($3.13 per share) in 2016, $1.1 billion ($3.50 per share) in 2015 and $1.1 billion ($3.41 per share) in 2014.

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

Research and development and similar costs – Except for certain arrangements described below, we account for independent research and development costs as part of the general and administrative costs that are allocated among all of our contracts and programs in progress under U.S. Government contractual arrangements and charged to cost of sales. Under certain arrangements in which a customer shares in product development costs, our portion of unreimbursed costs is expensed as incurred in cost of sales. Independent research and development costs charged to cost of sales totaled $988 million in 2016, $817 million in 2015 and $733 million in 2014. Costs we incur under customer-sponsored research and development programs pursuant to contracts are included in net sales and cost of sales.

Stock-based compensation – Compensation cost related to all share-based payments is measured at the grant date based on the estimated fair value of the award. We generally recognize the compensation cost ratably over a three-year vesting period, net of estimated forfeitures. At each reporting date, the number of shares is adjusted to the number ultimately expected to vest.

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

We periodically assess our tax exposures related to periods that are open to examination. Based on the latest available information, we evaluate our tax positions to determine whether the position will more likely than not be sustained upon examination by the Internal Revenue Service (IRS) or other taxing authorities. If we cannot reach a more-likely-than-not determination, no benefit is recorded. If we determine that the tax position is more likely than not to be sustained, we record the largest amount of benefit that is more likely than not to be realized when the tax position is settled. We record interest and penalties related to income taxes as a component of income tax expense on our consolidated statements of earnings. Interest and penalties were not material.

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

On occasion, customers may seek financing for the purchase of our products. In connection with these transactions, we may enter into arrangements along with our customers with unrelated third–party financial institutions to facilitate the non-recourse sale of customer receivables. For accounting purposes, these transactions are treated as a sale of receivables and the sale proceeds from the banks are reflected in our operating cash flows on the statement of cash flows. During 2016, there was no significant activity related to sales of customer receivables.

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

Property, plant and equipment – We record property, plant and equipment at cost. We provide for depreciation and amortization on plant and equipment generally using accelerated methods during the first half of the estimated useful lives of the assets and the straight-line method thereafter. The estimated useful lives of our plant and equipment generally range from 10 to 40 years for buildings and five to 15 years for machinery and equipment. No depreciation expense is recorded on construction in progress until such assets are placed into operation. Depreciation expense related to plant and equipment was $747 million in 2016, $716 million in 2015 and $713 million in 2014.

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

Capitalized software – We capitalize certain costs associated with the development or purchase of internal-use software. The amounts capitalized are included in other noncurrent assets on our consolidated balance sheets and are amortized on a straight-line basis over the estimated useful life of the resulting software, which ranges from two to six years. As of December 31, 2016 and 2015, capitalized software totaled $427 million and $473 million, net of accumulated amortization of $1.9 billion in each of the years. No amortization expense is recorded until the software is ready for its intended use. Amortization expense related to capitalized software was $136 million in 2016, $161 million in 2015 and $194 million in 2014.

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

In the fourth quarter of 2016, we performed our annual goodwill impairment test for each of our reporting units. The results of our 2016 annual impairment tests of goodwill indicated that no impairment existed.

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

In the fourth quarter of 2014, we completed our annual goodwill impairment test for each of our reporting units. The results of these tests indicated that the estimated fair values of our reporting units exceeded their carrying values, with the exception of our Technical Services reporting unit within our IS&GS business. The impact of market pressures such as lower in-theater support as troop levels are drawn down and increased re-competition on existing contracts that are awarded primarily on the basis of price adversely impacted the fair value of this reporting unit. As a result, we compared the implied value of that reporting unit’s goodwill with the carrying value of its goodwill, and since the carrying value exceeded the implied value, we recorded a non-cash impairment charge of $119 million in the fourth quarter of 2014 equal to that differential. The impairment charge of $119 million was reclassified in connection with the divestiture of the IS&GS business and reclassification of the IS&GS business to discontinued operations.

Intangible assets – Intangible assets from acquired businesses are recognized at their estimated fair values at the date of acquisition and consist of customer programs, trademarks, customer relationships, technology and other intangible assets. Customer programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology and trademarks underlying the associated program and are amortized on a straight-line basis over a period of expected cash flows used to measure the fair value, which ranges from nine to 20 years. Acquired intangibles deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. This testing compares carrying value to fair value and, when appropriate, the carrying value of these assets is reduced to fair value. Finite-lived intangibles are amortized to expense over the applicable useful lives, ranging from three to 20 years, based on the nature of the asset and the underlying pattern of economic benefit as reflected by future net cash inflows.

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

A market-related value of our plan assets, determined using actual asset gains or losses over the prior three year period, is used to calculate the amount of deferred asset gains or losses to be amortized. These asset gains or losses, along with those resulting from adjustments to our benefit obligation, will be amortized to expense using the corridor method, where gains and losses are recognized to the extent they exceed 10% of the greater of plan assets or benefit obligations, over the average future service period of employees expected to receive benefits under the plans of approximately 9 years as of December 31, 2016. This amortization period is expected to extend (approximately double) in 2020 when our non-union pension plan is frozen to use the average remaining life expectancy of the participants instead of average future service.

We recognize on a plan-by-plan basis the funded status of our postretirement benefit plans under GAAP as either an asset recorded within other noncurrent assets or a liability recorded within noncurrent liabilities on our consolidated balance sheets. There is a corresponding non-cash adjustment to accumulated other comprehensive loss, net of tax benefits recorded as deferred tax assets, in stockholders’ equity. The GAAP funded status is measured as the difference between the fair value of the plan’s assets and the benefit obligation of the plan. The funded status under the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006 (PPA), is calculated on a different basis than under GAAP.

Environmental matters – We record a liability for environmental matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. The amount of liability recorded is based on our estimate of the costs to be incurred for remediation at a particular site. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined. Our environmental liabilities are recorded on our consolidated balance sheets within other liabilities, both current and noncurrent. We expect to include a substantial portion of environmental costs in our net sales and cost of sales in future periods pursuant to U.S. Government agreement or regulation. At the time a liability is recorded for future environmental costs, we record a receivable for estimated future recovery considered probable through the pricing of products and services to agencies of the U.S. Government, regardless of the contract form (e.g., cost-reimbursable, fixed-price). We continuously evaluate the recoverability of our environmental receivables by assessing, among other factors, U.S. Government regulations, our U.S. Government business base and contract mix, our history of receiving reimbursement of such costs, and recent efforts by some U.S. Government representatives to limit such reimbursement. We include the portion of those environmental costs expected to be allocated to our non-U.S. Government contracts, or that is determined to not be recoverable under U.S. Government contracts, in our cost of sales at the time the liability is established. Our environmental receivables are recorded on our consolidated balance sheets within other assets, both current and noncurrent. We project costs and recovery of costs over approximately 20 years.

Investments in marketable securities – Investments in marketable securities consist of debt and equity securities and are classified as trading securities. As of December 31, 2016 and 2015, the fair value of our trading securities totaled $1.2 billion and $1.1 billion and was included in other noncurrent assets on our consolidated balance sheets. Our trading securities are held in a separate trust, which includes investments to fund our deferred compensation plan liabilities. Net gains on trading securities in 2016 were $66 million, net losses on trading securities in 2015 were $11 million and net gains on trading securities in 2014 were $65 million. Gains and losses on these investments are included in other unallocated, net within cost of sales on our consolidated statements of earnings in order to align the classification of changes in the market value of investments held for the plan with changes in the value of the corresponding plan liabilities.

Equity method investments – Investments where we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in other noncurrent assets on our consolidated balance sheets. Significant influence typically exists if we have a 20% to 50% ownership interest in the investee. Under this method of accounting, our share of the net earnings or losses of the investee is included in operating profit in other income, net on our consolidated statements of earnings since the activities of the investee are closely aligned with the operations of the business segment holding the investment. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. As of December 31, 2016 and 2015, our equity method investments totaled $1.4 billion and $1.3 billion, which primarily are composed of our Space Systems business segment’s investment in United Launch Alliance (ULA), see “Note 14 – Legal Proceedings, Commitments and Contingencies”, and our Aeronautics and RMS business segments’ investments in the Advanced Military Maintenance, Repair and Overhaul Center (AMMROC) venture. Our share of net earnings related to our equity method investees was $443 million in 2016, $320 million in 2015 and $327 million in 2014, of which approximately $325 million, $245 million and $280 million related to our Space Systems business segment.

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

We record derivatives at their fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on our intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives attributable to the effective portion of hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items or reflected net of income taxes in accumulated other comprehensive loss until the hedged transaction is recognized in earnings. Changes in the fair value of the derivatives that are attributable to the ineffective portion of the hedges or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. The aggregate notional amount of our outstanding interest rate swaps at December 31, 2016 and 2015 was $1.2 billion and $1.5 billion. The aggregate notional amount of our outstanding foreign currency hedges at December 31, 2016 and 2015 was $4.0 billion and $4.1 billion. Derivative instruments did not have a material impact on net earnings and comprehensive income during 2016, 2015 and 2014. Substantially all of our derivatives are designated for hedge accounting. See “Note 16 – Fair Value Measurements” for more information on the fair value measurements related to our derivative instruments.

Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, as amended (Topic 606) (the ASU), which will change the way we recognize revenue and significantly expand the disclosure requirements for revenue arrangements. In July 2015, the FASB approved a one-year deferral of the effective date of the ASU to 2018 for public companies, with an option that would permit companies to adopt the ASU in 2017. Further amendments and technical corrections were made to the ASU during 2016. This ASU may be adopted using the full retrospective method, whereby the ASU would be applied to each prior year presented and the cumulative effect of applying the ASU would be recognized at the beginning of the earliest year presented or the modified retrospective method, whereby the cumulative effect of applying the ASU would be recognized at the beginning of the year of adoption. We will adopt the requirements of the new standard effective January 1, 2018 using the full retrospective transition method.

As the ASU will supersede substantially all existing revenue guidance affecting us under GAAP, it could impact revenue and cost recognition on thousands of contracts across all of our business segments, as well as, our business processes and our information technology systems. As a result, our evaluation of the effect of the ASU will extend through 2017. We have closely monitored the standard setting process, including amendments and technical corrections to the ASU following its issuance in May 2014 and participated in aerospace and defense forums to understand the impact of the ASU on our industry.

We commenced our evaluation of the impact of the ASU in late 2014, by evaluating its impact on selected contracts at each of our business segments. With this baseline understanding, we developed a project plan to evaluate thousands of contracts across our business segments, develop processes and tools to dual report financial results under both GAAP and the

ASU and assess the internal control structure in order to adopt the ASU on January 1, 2018. We have periodically briefed our Audit Committee on our progress made towards adoption. Based on our evaluation to date, we anticipate being able to estimate the impacts of adopting the ASU in the second half of 2017.

We recognize the majority of our revenue using the percentage-of-completion method of accounting, whereby revenue is recognized as we progress on the contract. For contracts with a significant amount of development and/or requiring the delivery of a minimal number of units, revenue and profit is recognized using the percentage-of-completion cost-to-cost method to measure progress. For example, we use this method in Aeronautics for the F-35 program; in MFC for the THAAD program; in RMS for the Littoral Combat Ship and Aegis Combat System programs; and in Space Systems for government satellite programs. For contracts that require us to produce a substantial number of similar items without a significant level of development, we record revenue and profit using the percentage-of-completion units-of-delivery as the basis for measuring progress on the contract. For example, we use this method in Aeronautics for the C-130J and C-5 programs; in MFC for tactical missile programs (i.e., Hellfire, JASSM), PAC-3 programs and fire control programs (i.e., LANTIRN, Sniper); in RMS for Black Hawk and Seahawk helicopter programs; and in Space Systems for commercial satellite programs. For contracts to provide services to the U.S. Government, revenue is generally recorded using the percentage-of-completion cost-to-cost method.

Under the ASU, revenue will be recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). Given the nature of our products and terms and conditions in our contracts, in particular those with the U. S. Government (including FMS contracts), the customer obtains control as we perform on the contract. Therefore, we expect to recognize revenue over time for almost all of our contracts using a method similar to our current percentage-of-completion cost-to-cost method. Accordingly, adoption of the ASU will primarily impact our contracts where revenue is currently recognized using the percentage-of-completion units-of-delivery method, with the resulting impact being revenue will be recognized earlier in the performance period as we incur costs, as opposed to when units are delivered. This change will also impact our balance sheet presentation with an expected decrease in inventories, an increase in contract assets (i.e., unbilled receivables) and a net increase to retained earnings to primarily reflect the impact of converting units-of-delivery contracts to the cost-to-cost method for recognizing revenue and profits.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350), which will simplify the goodwill impairment calculation, by eliminating Step 2 from the current goodwill impairment test. The new standard does not change how a goodwill impairment is identified. We will continue to perform our quantitative goodwill impairment test by comparing the fair value of each reporting unit to its carrying amount, but if we are required to recognize a goodwill impairment charge, under the new standard the amount of the charge will be calculated by subtracting the reporting unit’s fair value from its carrying amount. Under the current standard, if we are required to recognize a goodwill impairment charge, Step 2 requires us to calculate the implied value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination and the amount of the charge is calculated by subtracting the reporting unit’s implied fair value of goodwill from its actual goodwill balance. The standard should be applied prospectively from the date of adoption. We are currently evaluating when we will adopt the ASU and the expected impact to related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which increases transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements for both lessees and lessors. The ASU is effective January 1, 2019 for public companies, with early adoption permitted. The ASU will be applied using a modified retrospective approach to the beginning of the earliest period presented in the financial statements. We are currently evaluating when we will adopt the ASU and the expected impact to our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changed the accounting for certain aspects of employee share-based payments. The ASU requires companies to recognize additional tax benefits or expenses related to the vesting or settlement of employee share-based awards (the difference between the actual tax benefit and the tax benefit initially recognized for financial reporting purposes) as income tax benefit or expense in earnings, rather than in additional paid-in capital, in the reporting period in which they occur. The ASU also requires companies to classify cash flows resulting from employee share-based payments, including the additional tax benefits or expenses related to the vesting or settlement of share-based awards, as cash flows from operating activities rather than financing activities. Although this change will reduce some of the administrative complexities of tracking share-based awards, it will increase the volatility of our income tax expense and cash flows from operations. The new standard is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. We early adopted the ASU during the second quarter of 2016 and are therefore required to report the impacts as though the ASU had been adopted on January 1, 2016. Accordingly, we recognized additional income tax benefits as an increase to earnings of $152 million ($0.50 per share) during the year ended December 31, 2016. Additionally, we recognized additional income tax benefits as an increase to operating cash flows of $152 million during the year ended December 31, 2016. The new accounting standard did not impact any periods prior to January 1, 2016, as we applied the changes in the ASU on a prospective basis.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805), which simplifies the accounting for adjustments made to preliminary amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. Instead, adjustments will be recognized in the period in which the adjustments are determined, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. We adopted the ASU on January 1, 2016 and are prospectively applying the ASU to business combination adjustments identified after the date of adoption.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), which simplifies the presentation of deferred income taxes and requires that deferred tax assets and liabilities, as well as any related valuation allowance, be classified as noncurrent in our consolidated balance sheets. We applied the provisions of the ASU retrospectively and reclassified approximately $1.6 billion from current to noncurrent assets and approximately $140 million from current to noncurrent liabilities in our consolidated balance sheet as of December 31, 2015.

Note 2 – Earnings Per Share

The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	2016	2015	2014
Weighted average common shares outstanding for basic computations	299.3	310.3	316.8
Weighted average dilutive effect of equity awards	3.8	4.4	5.6
Weighted average common shares outstanding for diluted computations	303.1	314.7	322.4

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

There were no anti-dilutive equity awards for the years ended December 31, 2016, 2015 and 2014.

Note 3 – Acquisitions and Divestitures

Acquisitions

Acquisition of Sikorsky Aircraft Corporation

On November 6, 2015, we completed the acquisition of Sikorsky Aircraft Corporation and certain affiliated companies (collectively “Sikorsky”) from United Technologies Corporation (UTC) and certain of UTC’s subsidiaries. The purchase price of the acquisition was $9.0 billion, net of cash acquired. As a result of the acquisition, Sikorsky became a wholly-owned subsidiary of ours. Sikorsky is a global company primarily engaged in the research, design, development, manufacture and support of military and commercial helicopters. Sikorsky’s products include military helicopters such as the Black Hawk, Seahawk, CH-53K, H-92; and commercial helicopters such as the S-76 and S-92. The acquisition enables us to extend our core business into the military and commercial rotary wing markets, allowing us to strengthen our position in the aerospace and defense industry. Further, this acquisition will expand our presence in commercial and international markets. Sikorsky has been aligned under our RMS business segment.

To fund the $9.0 billion acquisition price, we utilized $6.0 billion of proceeds borrowed under a temporary 364-day revolving credit facility (the 364-day Facility), $2.0 billion of cash on hand and $1.0 billion from the issuance of commercial paper. In the fourth quarter of 2015, we repaid all outstanding borrowings under the 364-day Facility with the proceeds from the issuance of $7.0 billion of fixed interest-rate long-term notes in a public offering (the November 2015 Notes). In the fourth quarter of 2015, we also repaid the $1.0 billion in commercial paper borrowings (see “Note 10 – Debt”).

Allocation of Purchase Price to Assets Acquired and Liabilities Assumed

We accounted for the acquisition of Sikorsky as a business combination, which requires us to record the assets acquired and liabilities assumed at fair value. The amount by which the purchase price exceeds the fair value of the net assets acquired is recorded as goodwill. During the fourth quarter of 2016, we completed our appraisals and determined the fair values of the assets acquired and liabilities assumed upon acquisition of Sikorsky. As a result of the completed valuation the significant adjustments to the carrying amounts were as follows: Goodwill, trademarks intangible assets and customer programs intangible assets increased by about $78 million, $71 million and $57 million and inventories, net was decreased by about $185 million. The measurement period adjustments did not result in a significant adjustment to amortization expense for intangible assets during 2016.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date, including the refinements described in the previous paragraph (in millions):

Cash and cash equivalents	$ 75
Receivables, net	1,924
Inventories, net	1,632
Other current assets	46
Property, plant and equipment	649
Goodwill	2,842
Intangible assets:
Customer programs	3,184
Trademarks	887
Other noncurrent assets	572
Deferred income taxes, noncurrent	256
Total identifiable assets and goodwill	12,067
Accounts payable	(565)
Customer advances and amounts in excess of costs incurred	(1,197)
Salaries, benefits, and payroll taxes	(105)
Other current liabilities	(430)
Customer contractual obligations (a)	(507)
Other noncurrent liabilities	(185)
Total liabilities assumed	(2,989)
Total consideration	$ 9,078

(a)	Recorded in other noncurrent liabilities on our consolidated balance sheets.

Intangible assets related to customer programs were recognized for each major helicopter and aftermarket program and represent the aggregate value associated with the customer relationships, contracts, technology and tradenames underlying the associated program. These intangible assets will be amortized on a straight-line basis over a weighted-average useful life of approximately 15 years. The useful life is based on a period of expected cash flows used to measure the fair value of each of intangible assets.

Customer contractual obligations represent liabilities on certain development programs where the expected costs exceed the expected sales under contract. We measured these liabilities based on the price to transfer the obligation to a market participant at the measurement date, assuming that the liability will remain outstanding in the marketplace. Based on the estimated net cash outflows of the developmental programs plus a reasonable contracting profit margin required to transfer the contracts to market participants, we recorded assumed liabilities of $507 million. These liabilities will be liquidated in accordance with the underlying economic pattern of the contractual obligations, as reflected by the estimated future net cash outflows incurred on the associated contracts. From the acquisition date through the year ended December 31, 2016, we recognized approximately $130 million in sales related to customer contractual obligations. Estimated liquidation of the customer contractual obligation is approximated as follows: $110 million in 2017, $70 million in 2018, $70 million in 2019, $60 million in 2020, $40 million in 2021 and $27 million thereafter.

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

The purchase price allocation resulted in the recognition of $2.8 billion of goodwill, all of which is expected to be amortizable for tax purposes. Substantially all of the goodwill was assigned to our RMS business. The goodwill recognized is attributable to expected revenue synergies generated by the integration of our products and technologies with those of Sikorsky, costs synergies resulting from the consolidation or elimination of certain functions, and intangible assets that do not qualify for separate recognition, such as the assembled workforce of Sikorsky.

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

Impact to 2015 Financial Results

Sikorsky’s 2015 financial results have been included in our consolidated financial results only for the period from the November 6, 2015 acquisition date through December 31, 2015. As a result, our consolidated financial results for the year ended December 31, 2015 do not reflect a full year of Sikorsky’s results. From the November 6, 2015 acquisition date through December 31, 2015, Sikorsky generated net sales of approximately $400 million and operating loss of approximately $45 million, inclusive of intangible amortization and adjustments required to account for the acquisition.

We incurred approximately $38 million of non-recoverable transaction costs associated with the Sikorsky acquisition in 2015 that were expensed as incurred. These costs are included in other income, net on our consolidated statements of earnings. We also incurred approximately $48 million in costs associated with issuing the $7.0 billion November 2015 Notes used to repay all outstanding borrowings under the 364-day Facility used to finance the acquisition. The financing costs were recorded as a reduction of debt and will be amortized to interest expense over the term of the related debt.

Supplemental Pro Forma Financial Information (unaudited)

The following table presents summarized unaudited pro forma financial information as if Sikorsky had been included in our financial results for the entire years in 2015 and 2014 (in millions):

	2015	2014
Net sales	$45,366	$47,369
Net earnings	3,534	3,475
Basic earnings per common share	11.39	10.97
Diluted earnings per common share	11.23	10.78

The unaudited supplemental pro forma financial data above has been calculated after applying our accounting policies and adjusting the historical results of Sikorsky with pro forma adjustments, net of tax, that assume the acquisition occurred on January 1, 2014. Significant pro forma adjustments include the recognition of additional amortization expense related to acquired intangible assets and additional interest expense related to the short-term debt used to finance the acquisition. These adjustments assume the application of fair value adjustments to intangibles and the debt issuance occurred on January 1, 2014 and are approximated as follows: amortization expense of $125 million and $150 million in 2015 and 2014, respectively; and interest expense of $40 million and $50 million in 2015 and 2014, respectively. In addition, significant nonrecurring adjustments include the elimination of a $72 million pension curtailment loss, net of tax, recognized in 2015 and the elimination of a $58 million income tax charge related to historic earnings of foreign subsidiaries recognized by Sikorsky in 2015.

The unaudited supplemental pro forma financial information also reflects an increase in interest expense, net of tax, of approximately $110 million and approximately $120 million in 2015 and 2014, respectively. The increase in interest expense is the result of assuming the November 2015 Notes were issued on January 1, 2014. Proceeds of the November 2015 Notes were used to repay all outstanding borrowings under the 364-day Facility used to finance a portion of the purchase price of Sikorsky, as contemplated at the date of acquisition.

The unaudited supplemental pro forma financial information does not reflect the realization of any expected ongoing cost or revenue synergies relating to the integration of the two companies. Further, the pro forma data should not be considered indicative of the results that would have occurred if the acquisition, related financing and associated notes issuance and repayment of the 364-day Facility had been consummated on January 1, 2014, nor are they indicative of future results.

AWE Management Limited

On August 24, 2016, our ownership interest in the AWE venture increased by 18% in exchange for our assuming a more significant role in managing the operations of the venture. As a result of the increase in ownership interest, we now hold a 51% controlling interest in AWE. Accordingly, we are required to consolidate AWE, which has been aligned under our Space Systems business segment. Space Systems’ operating results includes 100% of AWE’s net sales and 51% of AWE’s operating profit since August 24, 2016. Previously, we accounted for our investment in AWE using the equity method of accounting. Under the equity method, none of AWE’s net sales and only 33% of AWE’s net earnings were included in operating profit of the Space Systems business segment.

We accounted for this transaction as a “step acquisition” (as defined by U.S. GAAP), which requires us to consolidate and record the assets and liabilities of AWE at fair value. Accordingly, we recorded intangible assets of $243 million related to customer relationships, $32 million of net liabilities, and noncontrolling interests of $107 million. The intangible assets are being amortized over a period of eight years in accordance with the underlying pattern of economic benefit reflected by the future net cash flows. In 2016, we recognized a non-cash net gain of $104 million associated with obtaining a controlling interest in AWE, which consisted of a $127 million pretax gain recognized in the operating results of our Space Systems business segment and $23 million of tax-related items at our corporate office. The gain represents the fair value of our 51% interest in AWE, less the carrying value of our previously held investment in AWE and deferred taxes. The gain was recorded in other income, net in the consolidated statements of earnings. The fair value of AWE (including the intangible assets), our controlling interest, and the noncontrolling interests were determined using the income approach.

Other acquisitions

We paid $898 million in 2014 for acquisitions of businesses and investments in affiliates, net of cash acquired, primarily related to the acquisitions of Zeta, Systems Made Simple and Industrial Defender. In August 2014, we completed the acquisition of all interests in Zeta, a designer of systems that enable collection, processing, safeguarding and dissemination of information for intelligence and defense communities, which is included in our Space Systems business segment. In connection with the acquisition of Zeta, we recorded goodwill of approximately $290 million, related to expected synergies from combining operations and value of the existing workforce. The recorded goodwill is not deductible for tax purposes. Additionally, in connection with the acquisition of Zeta, we recorded other intangible assets of approximately $100 million, primarily related to customer relationships and technologies, which will be amortized over a weighted average period of 10 years. Also during 2014, we completed the acquisitions of interests in Systems Made Simple, a provider of health information technology solutions, and Industrial Defender, a provider of cybersecurity solutions for control systems in the oil and gas, utility and chemical industries. Both businesses were included in our former IS&GS business. We recorded goodwill of approximately $370 million and intangible assets of approximately $125 million related to these acquisitions, which were reclassified to discontinued operations in connection with the divestiture of IS&GS.

Divestiture of the Information Systems & Global Solutions Business

On August 16, 2016, we completed the previously announced divestiture of the IS&GS business, which merged with a subsidiary of Leidos, in a Reverse Morris Trust transaction (the “Transaction”). The Transaction was completed in a multi-step process pursuant to which we initially contributed the IS&GS business to Abacus Innovations Corporation (Abacus), a wholly owned subsidiary of Lockheed Martin created to facilitate the Transaction, and the common stock of Abacus was distributed to participating Lockheed Martin stockholders through an exchange offer. Under the terms of the exchange offer, Lockheed Martin stockholders had the option to exchange shares of Lockheed Martin common stock for shares of Abacus common stock. At the conclusion of the exchange offer, all shares of Abacus common stock were exchanged for 9,369,694 shares of Lockheed Martin common stock held by Lockheed Martin stockholders that elected to participate in the exchange. The shares of Lockheed Martin common stock that were exchanged and accepted were retired, reducing the number of shares of our common stock outstanding by approximately 3%. Following the exchange offer, Abacus merged with a subsidiary of Leidos, with Abacus continuing as the surviving corporation and a wholly-owned subsidiary of Leidos. As part of the merger, each share of Abacus common stock was automatically converted into one share of Leidos common stock. We did not receive any shares of Leidos common stock as part of the Transaction and do not hold any shares of Leidos or Abacus common stock following the Transaction. Based on an opinion of outside tax counsel, subject to customary qualifications and based on factual representations, the exchange offer and merger will qualify as tax-free transactions to Lockheed Martin and its stockholders, except to the extent that cash was paid to Lockheed Martin stockholders in lieu of fractional shares.

In connection with the Transaction, Abacus borrowed an aggregate principal amount of approximately $1.84 billion under term loan facilities with third party financial institutions, the proceeds of which were used to make a one-time special cash payment of $1.80 billion to Lockheed Martin and to pay associated borrowing fees and expenses. The entire special cash payment was used to repay debt, pay dividends and repurchase stock during the third and fourth quarters of 2016. The obligations under the Abacus term loan facilities were guaranteed by Leidos as part of the Transaction.

As a result of the Transaction, we recognized a net gain of approximately $1.2 billion. The net gain represents the $2.5 billion fair value of the shares of Lockheed Martin common stock exchanged and retired as part of the exchange offer, plus the $1.8 billion one-time special cash payment, less the net book value of the IS&GS business of about $3.0 billion at August 16, 2016 and other adjustments of about $100 million. The final gain is subject to certain post-closing adjustments, including final working capital, indemnification, and tax adjustments, which we expect to complete in 2017.

We classified the operating results of our IS&GS business as discontinued operations in our consolidated financial statements in accordance with U.S. GAAP, as the divestiture of this business represented a strategic shift that had a major effect on our operations and financial results. However, the cash flows generated by the IS&GS business have not been reclassified in our consolidated statements of cash flows as we retained this cash as part of the Transaction.

The carrying amounts of major classes of the IS&GS business assets and liabilities that were classified as assets and liabilities of discontinued operations as of December 31, 2015 are as follows (in millions):

Receivables, net	$807
Inventories, net	143
Other current assets	19
Property, plant and equipment, net	101
Goodwill	2,881
Intangible assets	125
Other noncurrent assets	54
Total assets of the disposal group	$4,130
Accounts payable	$(229)
Customer advances and amounts in excess of costs incurred	(285)
Salaries, benefits and payroll taxes	(209)
Other current liabilities	(225)
Deferred income taxes	(145)
Other noncurrent liabilities	(60)
Total liabilities of the disposal group	$(1,153)

The operating results of IS&GS that have been reflected within net earnings from discontinued operations are as follows (in millions):

	Year Ended December 31,
	2016 (a)	2015	2014
Net sales	$3,410	$5,596	$5,654
Cost of sales	(2,953)	(4,868)	(4,963)
Goodwill impairment charges	—	—	(119)
Severance charges	(19)	(20)	—
Gross profit	438	708	572
Other income, net	16	16	8
Operating profit	454	724	580
Other non-operating income, net	—	—	1
Earnings from discontinued operations before income taxes	454	724	581
Income tax expense	(147)	(245)	(220)
Net gain on divestiture of discontinued operations	1,242	—	—
Net earnings from discontinued operations	$1,549	$479	$361

(a)	Operating results for the year ended December 31, 2016 reflect operating results prior to the August 16, 2016 divestiture date, not the full year as shown for the prior years.

The operating profit reflected above does not represent the IS&GS business’s historical operating profit, as the results reported within net earnings from discontinued operations only include costs that were directly attributable to the IS&GS business and exclude certain overhead costs that were previously allocated to the IS&GS business for each period. For instance, certain corporate overhead costs and certain defined benefit pension costs that were historically allocated to and included in the operating results of the IS&GS business have been reclassified and included in the results of our continuing operations because we will continue to incur these costs subsequent to the divestiture of the IS&GS business.

Certain corporate overhead costs incurred by us and previously allocated to the IS&GS business were reclassified from the IS&GS business to other unallocated, net in our consolidated statements of earnings. These overhead costs were primarily related to expenses for senior management, legal, human resources, finance, accounting, treasury, tax, information technology, communications, ethics and compliance, corporate employee benefits, incentives and stock-based compensation, shared services processing and administration and depreciation for corporate fixed assets, and were not directly attributable to the IS&GS business. We reclassified $82 million in 2016, $165 million in 2015 and $169 million in 2014 of corporate overhead costs to other unallocated, net. Additionally, we retained all assets and obligations related to the pension benefits earned by current and former IS&GS business salaried employees through the divestiture of the IS&GS business. As a result, the non-service portion of net pension costs (interest cost, actuarial gains and losses and expected return on plan assets) for these plans was reclassified from the operating results of the IS&GS business and reported as a reduction to the FAS/CAS pension adjustment. The service portion of pension costs related to IS&GS business salaried employees that transferred to Leidos continued to be included in the operating results of the IS&GS business classified as discontinued operations because such costs will no longer be incurred by us subsequent to the divestiture of the IS&GS business. These net pension costs were $54 million in 2016, $71 million in 2015 and $59 million in 2014.

Significant severance charges related to the IS&GS business were historically recorded at the Lockheed Martin corporate office. These charges have been reclassified into the operating results of the IS&GS business, classified as discontinued operations, and excluded from the operating results of our continuing operations. The amount of severance charges reclassified were $19 million in 2016 and $20 million in 2015.

Financial information related to the IS&GS business’s cash flows, such as depreciation and amortization, capital expenditures, and other non-cash items, included in our consolidated statements of cash flows was not significant.

Other Divestitures

During 2016, we completed the sale of our Lockheed Martin Commercial Flight Training (LMCFT) business, which was classified as held for sale in the fourth quarter of 2015. Other, net in 2015 includes a non-cash asset impairment charge of approximately $90 million. This charge was partially offset by a net deferred tax benefit of about $80 million, which is recorded in income tax expense. The net impact reduced net earnings by about $10 million. LMCFT’s financial results are not material and there was no significant impact on our consolidated financial results as a result of completing the sale of our LMCFT business. Accordingly, LMCFT’s financial results are not classified in discontinued operations.

Note 4 – Goodwill and Acquired Intangibles

Changes in the carrying amount of goodwill by segment were as follows (in millions):

	Aeronautics	MFC	RMS	Space Systems	Total
Balance at December 31, 2014 (a)	$171	$2,181	$4,022	$1,590	$7,964
Sikorsky acquisition	—	—	2,764	—	2,764
Other	—	17	(48)	(2)	(33)
Balance at December 31, 2015	171	2,198	6,738	1,588	10,695
Purchase accounting adjustments	—	—	78	—	78
Other	—	62	(68)	(3)	(9)
Balance at December 31, 2016	$171	$2,260	$6,748	$1,585	$10,764

(a)

Includes reclassifications of goodwill among our business segments as a result of our program realignment, which occurred during the fourth quarter of 2015 (see “Note 1 – Significant Accounting Policies”).

The gross carrying amounts and accumulated amortization of our acquired intangible assets consisted of the following (in millions):

	2016			2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived:
Customer programs	$3,184	$(273)	$2,911	$3,127	$ (38)	$3,089
Customer relationships	359	(92)	267	137	(59)	78
Other	111	(83)	28	111	(72)	39
Total finite-lived intangibles	3,654	(448)	3,206	3,375	(169)	3,206
Indefinite-Lived:
Trademarks	887	—	887	816	—	816
Total acquired intangibles	$4,541	$(448)	$4,093	$4,191	$(169)	$4,022

Acquired finite-lived intangible assets are amortized to expense primarily on a straight-line basis over the following estimated useful lives: customer programs, from nine to 20 years; customer relationships, from four to 10 years; technology, from five to seven years; trademarks, from two to five years; and other intangibles, from three to 10 years.

Amortization expense from continuing operations for acquired finite-lived intangible assets was $284 million, $68 million and $20 million in 2016, 2015 and 2014. Estimated future amortization expense is as follows: $318 million in 2017; $298 million in 2018; $285 million in 2019; $263 million in 2020; $256 million in 2021 and $1,786 million thereafter.

Note 5 – Information on Business Segments

We operate in four business segments: Aeronautics, Missiles and Fire Control (MFC), Rotary and Mission Systems (RMS) and Space Systems. We organize our business segments based on the nature of products and services offered.

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

•

Rotary and Mission Systems – Provides design, manufacture, service and support for a variety of military and civil helicopters; ship and submarine mission and combat systems; mission systems and sensors for rotary and fixed-wing aircraft; sea and land-based missile defense systems; radar systems; the Littoral Combat Ship; simulation and training services; and unmanned systems and technologies. In addition, RMS supports the needs of customers in cybersecurity and delivers communications and command and control capability through complex mission solutions for defense applications. The 2015 results of the acquired Sikorsky business have been included in our consolidated results of operations from the November 6, 2015 acquisition date through December 31, 2015. Accordingly, the consolidated results of operations for the year ended December 31, 2015 do not reflect a full year of Sikorsky operations.

•

Space Systems – Engaged in the research and development, design, engineering and production of satellites, strategic and defensive missile systems and space transportation systems. Space systems provides network-enabled situational awareness and integrates complex space and ground-based global systems to help our customers gather, analyze and securely distribute critical intelligence data. Space Systems is also responsible for various classified systems and services in support of vital national security systems. The results of AWE have been included in our consolidated results of operations from August 24, 2016, when we obtained controlling interest through December 31, 2016. Accordingly, the consolidated results of operations for the year ended December 31, 2016 do not reflect a full year of AWE operations. Operating profit for our Space Systems business segment also includes our share of earnings for our investment in ULA, which provides expendable launch services to the U.S. Government.

The financial information in the following tables includes the results of businesses we have acquired during the past three years (see “Note 3 – Acquisitions and Divestitures”) from their respective dates of acquisition. The business segment operating results in the following tables exclude businesses included in discontinued operations (see “Note 3 – Acquisitions and Divestitures”) for all years presented. Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation.

Operating profit of our business segments includes our share of earnings or losses from equity method investees as the operating activities of the equity method investees are closely aligned with the operations of our business segments. United Launch Alliance (ULA), which is part of our Space Systems business segment, is our primary equity method investee. Operating profit of our business segments excludes the FAS/CAS pension adjustment described below; expense for stock-based compensation; the effects of items not considered part of management’s evaluation of segment operating performance, such as charges related to significant severance actions (see “Note 15 – Restructuring Charges”) and goodwill impairments; gains or losses from divestitures; the effects of certain legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. See “Note 1 – Significant Accounting Policies” under the caption “Use of Estimates” for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.

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

Selected Financial Data by Business Segment

Summary operating results for each of our business segments were as follows (in millions):

	2016	2015	2014
Net sales
Aeronautics	$17,769	$15,570	$14,920
Missiles and Fire Control	6,608	6,770	7,092
Rotary and Mission Systems	13,462	9,091	8,732
Space Systems	9,409	9,105	9,202
Total net sales	$47,248	$40,536	$39,946
Operating profit
Aeronautics	$1,887	$1,681	$1,649
Missiles and Fire Control	1,018	1,282	1,344
Rotary and Mission Systems	906	844	936
Space Systems	1,289	1,171	1,187
Total business segment operating profit	5,100	4,978	5,116
Unallocated items
FAS/CAS pension adjustment
FAS pension expense (a)	(1,019)	(1,127)	(1,099)
Less: CAS pension cost (a) (b)	1,921	1,527	1,416
FAS/CAS pension adjustment	902	400	317
Severance charges (a) (c)	(80)	(82)	—
Stock-based compensation	(149)	(133)	(154)
Other, net (d), (e)	(224)	(451)	(267)
Total unallocated items	449	(266)	(104)
Total consolidated operating profit	$5,549	$4,712	$5,012

(a)

FAS pension expense, CAS pension costs and severance charges reflect the reclassification for discontinued operations presentation of benefits related to former IS&GS salaried employees (see “Note 11 – Postretirement Plans”).

(b)	The higher CAS pension cost primarily reflects the impact of phasing in CAS Harmonization.
(c)

See “Note 15 – Restructuring Charges” for information on charges related to certain severance actions at our business segments. Severance charges for initiatives that are not significant are included in business segment operating profit.

(d)

Other, net in 2015 includes a non-cash asset impairment charge of approximately $90 million related to our decision in 2015 to divest our LMCFT business (see “Note 3 – Acquisitions and Divestitures”). This charge was partially offset by a net deferred tax benefit of about $80 million, which is recorded in income tax expense. The net impact reduced net earnings by about $10 million.

(e)	Other, net in 2015 includes approximately $38 million of non-recoverable transaction costs associated with the acquisition of Sikorsky.

Selected Financial Data by Business Segment (continued)

	2016	2015	2014
Intersegment sales
Aeronautics	$137	$102	$103
Missiles and Fire Control	305	315	256
Rotary and Mission Systems	1,816	1,533	1,245
Space Systems	110	146	137
Total intersegment sales	$2,368	$2,096	$1,741

Depreciation and amortization
Aeronautics	$299	$317	$322
Missiles and Fire Control	105	99	99
Rotary and Mission Systems	476	211	167
Space Systems	212	220	232
Total business segment depreciation and amortization	1,092	847	820
Corporate activities	75	98	107
Total depreciation and amortization (a)	$1,167	$945	$927

Capital expenditures
Aeronautics	$358	$387	$283
Missiles and Fire Control	167	120	142
Rotary and Mission Systems	271	169	164
Space Systems	183	172	172
Total business segment capital expenditures	979	848	761
Corporate activities	75	60	66
Total capital expenditures (b)	$1,054	$908	$827

(a)

Total depreciation and amortization in the table above excludes $48 million, $81 million and $67 million for the years ended December 31, 2016, 2015 and 2014 related to the former IS&GS business segment. These amounts are included in depreciation and amortization in our consolidated statements of cash flows as we did not reclassify our cash flows to exclude the IS&GS business segment. See “Note 3 – Acquisitions and Divestitures” for more information.

(b)

Total capital expenditures in the table above excludes $9 million, $31 million and $18 million for the years ended December 31, 2016, 2015 and 2014 related to the former IS&GS business segment. These amounts are included in capital expenditures in our consolidated statements of cash flows as we did not reclassify our cash flows to exclude the IS&GS business segment. See “Note 3 – Acquisitions and Divestitures” for more information.

Selected Financial Data by Business Segment (continued)

Net Sales by Customer Category

Net sales by customer category were as follows (in millions):

	2016	2015	2014
U.S. Government
Aeronautics	$11,714	$11,195	$10,704
Missiles and Fire Control	4,026	4,150	4,509
Rotary and Mission Systems	9,187	6,961	6,752
Space Systems	8,543	8,845	8,921
Total U.S. Government net sales	$33,470	$31,151	$30,886
International (a)
Aeronautics	$5,973	$4,328	$4,183
Missiles and Fire Control	2,444	2,449	2,421
Rotary and Mission Systems	3,798	2,016	1,921
Space Systems	488	218	89
Total international net sales	$12,703	$9,011	$8,614
U.S. Commercial and Other
Aeronautics	$82	$47	$33
Missiles and Fire Control	138	171	162
Rotary and Mission Systems	477	114	59
Space Systems	378	42	192
Total U.S. commercial and other net sales	$1,075	$374	$446
Total net sales	$47,248	$40,536	$39,946

(a)

International sales include foreign military sales contracted through the U.S. Government, direct commercial sales with international governments and commercial and other sales to international customers.

Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented approximately 23% of our total consolidated net sales during each of 2016 and 2015, and 20% during 2014.

Total assets and customer advances and amounts in excess of costs incurred for each of our business segments were as follows (in millions):

	2016	2015
Assets (a)
Aeronautics	$7,896	$6,618
Missiles and Fire Control	4,000	4,027
Rotary and Mission Systems	18,367	19,187
Space Systems	5,250	4,861
Total business segment assets	35,513	34,693
Assets of discontinued operations	—	4,130
Corporate assets (b)	12,293	10,481
Total assets	$47,806	$49,304

Customer advances and amounts in excess of costs incurred
Aeronautics	$2,133	$2,045
Missiles and Fire Control	1,517	1,766
Rotary and Mission Systems	2,590	2,415
Space Systems	536	477
Total customer advances and amounts in excess of costs incurred	$6,776	$6,703

(a)	We have no long-lived assets with material carrying values located in foreign countries.
(b)	Corporate assets primarily include cash and cash equivalents, deferred income taxes, environmental receivables and investments held in a separate trust.

Note 6 – Receivables, net

Receivables, net consisted of the following (in millions):

	2016	2015
U.S. Government
Amounts billed	$792	$1,205
Unbilled costs and accrued profits	6,877	5,243
Less: customer advances and progress payments	(1,346)	(1,193)
Total U.S. Government receivables, net	6,323	5,255
Other governments and commercial
Amounts billed	546	704
Unbilled costs and accrued profits	1,847	1,888
Less: customer advances	(514)	(593)
Total other governments and commercial receivables, net	1,879	1,999
Total receivables, net	$8,202	$7,254

We expect to bill substantially all of the December 31, 2016 unbilled costs and accrued profits during 2017.

Note 7 – Inventories, net

Inventories, net consisted of the following (in millions):

	2016	2015
Work-in-process, primarily related to long-term contracts and programs in progress	$7,864	$8,081
Spare parts, used aircraft and general stock materials	833	1,030
Other inventories	719	740
Total inventories	9,416	9,851
Less: customer advances and progress payments	(4,746)	(5,032)
Total inventories, net	$4,670	$4,819

Work-in-process inventories at December 31, 2016 and 2015 included general and administrative costs of $529 million and $565 million. General and administrative costs incurred and recorded in inventories totaled $3.3 billion in 2016, $2.7 billion in 2015 and $2.5 billion in 2014. General and administrative costs charged to cost of sales from inventories totaled $3.3 billion in 2016, $2.8 billion in 2015 and $2.5 billion in 2014.

Note 8 – Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following (in millions):

	2016	2015
Land	$127	$112
Buildings	6,385	6,007
Machinery and equipment	7,389	7,261
Construction in progress	976	886
Total property, plant and equipment	14,877	14,266
Less: accumulated depreciation and amortization	(9,328)	(8,877)
Total property, plant and equipment, net	$5,549	$5,389

Note 9 – Income Taxes

Our provision for federal and foreign income tax expense for continuing operations consisted of the following (in millions):

	2016	2015	2014
Federal income tax expense (benefit):
Current	$1,327	$1,573	$1,770
Deferred	(231)	(473)	(351)
Total federal income tax expense	1,096	1,100	1,419
Foreign income tax expense (benefit):
Current	56	39	13
Deferred	(19)	34	(8)
Total foreign income tax expense	37	73	5
Total income tax expense	$1,133	$1,173	$1,424

State income taxes are included in our operations as general and administrative costs and, under U.S. Government regulations, are allowable costs in establishing prices for the products and services we sell to the U.S. Government. Therefore, a substantial portion of state income taxes is included in our net sales and cost of sales. As a result, the impact of certain transactions on our operating profit and of other matters presented in these consolidated financial statements is disclosed net of state income taxes. Our total net state income tax expense was $112 million for 2016, $106 million for 2015, and $149 million for 2014.

Our reconciliation of the 35% U.S. federal statutory income tax rate to actual income tax expense for continuing operations is as follows (dollars in millions):

	2016		2015		2014
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense at the U.S. federal statutory tax rate	$1,710	35.0%	$1,505	35.0%	$1,637	35.0%
Adoption of stock-based compensation ASU	(152)	(3.1)	—	—	—	—
U.S. manufacturing deduction benefit	(117)	(2.4)	(123)	(2.9)	(124)	(2.6)
Research and development tax credit	(107)	(2.2)	(70)	(1.6)	(63)	(1.3)
Tax deductible dividends	(92)	(1.9)	(87)	(2.0)	(82)	(1.8)
Other, net	(109)	(2.2)	(52)	(1.2)	56	1.1
Income tax expense	$1,133	23.2%	$1,173	27.3%	$1,424	30.4%

In 2016, we early adopted the accounting standard update for employee share-based payment awards. Accordingly, we recognized additional income tax benefits of $152 million during the year ended December 31, 2016. The 2016 income tax rate also benefited from the nontaxable gain recorded in connection with the consolidation of AWE.

We recognized tax benefits of $107 million in 2016, $70 million in 2015, and $63 million in 2014 from U.S. research and development (R&D) tax credits, including benefits attributable to prior periods. In December 2015, the R&D tax credit was permanently extended and reinstated, retroactive to the beginning of 2015, which reduced income tax expense by approximately $70 million. In 2014, the R&D tax credit was temporarily reinstated for one year, retroactive to the beginning of 2014, which reduced income tax expense by approximately $45 million.

We receive a tax deduction for dividends paid on shares of our common stock held by certain of our defined contribution plans with an employee stock ownership plan feature. The amount of the tax deduction has increased as we increased our dividend over the last three years, partially offset by a decline in the number of shares in these plans.

As a result of a decision in 2015 to divest our LMCFT business (see “Note 3 – Acquisitions and Divestitures), we recorded an asset impairment charge of approximately $90 million. This charge was partially offset by a net deferred tax benefit of about $80 million. The net impact of the resulting tax benefit reduced the effective income tax rate by 1.2 percentage points in 2015.

We participate in the IRS Compliance Assurance Process program. Examinations of the years 2015 and 2016 remain under IRS review.

The primary components of our federal and foreign deferred income tax assets and liabilities at December 31 were as follows (in millions):

	2016	2015
Deferred tax assets related to:
Accrued compensation and benefits	$1,012	$919
Pensions (a)	5,197	4,462
Other postretirement benefit obligations	302	375
Contract accounting methods	878	1,039
Foreign company operating losses and credits	30	62
Other	327	418
Valuation allowance (b)	(15)	(73)
Deferred tax assets, net	7,731	7,202
Deferred tax liabilities related to:
Goodwill and purchased intangibles	378	274
Property, plant and equipment	346	457
Exchanged debt securities and other (c)	418	408
Deferred tax liabilities	1,142	1,139
Net deferred tax assets	$6,589	$6,063

(a)	The increase in 2016 was primarily due to the reduction in the discount rate used to measure our postretirement benefit plans (see “Note 11 – Postretirement Plans”).
(b)	A valuation allowance was provided against certain foreign company deferred tax assets arising from carryforwards of unused tax benefits.
(c)	Includes deferred taxes associated with the exchange of debt securities in prior years.

As of December 31, 2016 and 2015, our liabilities associated with unrecognized tax benefits are not material.

We and our subsidiaries file income tax returns in the U.S. Federal jurisdiction and various foreign jurisdictions. With few exceptions, the statute of limitations is no longer open for U.S. Federal or non-U.S. income tax examinations for the years before 2013, other than with respect to refunds.

U.S. income taxes and foreign withholding taxes have not been provided on earnings of $386 million, $310 million, and $249 million that have not been distributed by our non-U.S. companies as of December 31, 2016, 2015, and 2014. Our intention is to permanently reinvest these earnings, thereby indefinitely postponing their remittance to the U.S. If these earnings had been remitted, we estimate that the additional income taxes after foreign tax credits would have been approximately $64 million in 2016, $49 million in 2015, and $52 million in 2014.

Our federal and foreign income tax payments, net of refunds received, were $1.3 billion in 2016, $1.8 billion in 2015, and $1.5 billion in 2014. Our 2014 net payments reflect a $200 million refund from the IRS primarily attributable to our tax-deductible discretionary pension contributions during the fourth quarter of 2013.

Note 10 – Debt

Our long-term debt consisted of the following (in millions):

	December 31,
	2016	2015
Notes
2.13% and 7.65% due 2016	$—	$952
1.85% due 2018	750	750
4.25% due 2019	900	900
2.50% due 2020	1,250	1,250
3.35% due 2021	900	900
3.10% due 2023	500	500
2.90% due 2025	750	750
3.55% due 2026	2,000	2,000
3.60% due 2035	500	500
4.50% and 6.15% due 2036	1,152	1,152
4.85% due 2041	600	600
4.07% due 2042	1,336	1,336
3.80% due 2045	1,000	1,000
4.70% due 2046	2,000	2,000
Other notes with rates from 5.50% to 8.50%, due 2023 to 2040	1,656	1,706
Total debt	15,294	16,296
Less: unamortized discounts and issuance costs	(1,012)	(1,035)
Total debt, net	14,282	15,261
Less: current portion	—	(956)
Long-term debt, net	$14,282	$14,305

Revolving Credit Facilities

On October 9, 2015, we entered into a new $2.5 billion revolving credit facility (the 5-year Facility) with various banks and concurrently terminated our existing $1.5 billion revolving credit facility, which was scheduled to expire in August 2019. The 5-year Facility was amended in October 2016 to extend its expiration date by one year from October 9, 2020 to October 9, 2021. The 5-year Facility is available for general corporate purposes. The undrawn portion of the 5-year Facility is also available to serve as a backup facility for the issuance of commercial paper. We may request and the banks may grant, at their discretion, an increase in the borrowing capacity under the 5-year Facility of up to an additional $500 million. During 2016, we borrowed and fully repaid amounts under our commercial paper programs. There were no borrowings outstanding under the 5-year Facility as of years ended December 31, 2016 and 2015.

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

Borrowings under the 5-year Facility bear interest at rates based, at our option, on a Eurodollar Rate or a Base Rate, as defined in the 5-year Facility’s agreement. Each bank’s obligation to make loans under the 5-year Facility is subject to, among other things, our compliance with various representations, warranties, and covenants, including covenants limiting our ability and certain of our subsidiaries’ ability to encumber assets and a covenant not to exceed a maximum leverage ratio, as defined in the 5-year Facility agreement. As of December 31, 2016 and 2015, we were in compliance with all covenants contained in the 5-year Facility agreement, as well as in our debt agreements.

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

We made interest payments of approximately $600 million, approximately $375 million and approximately $325 million during the years ended December 31, 2016, 2015 and 2014, respectively.

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

We may, at our option, redeem some or all of the November 2015 Notes and unpaid interest at any time by paying the principal amount of notes being redeemed plus any make-whole premium and accrued and unpaid interest to the date of redemption. Interest is payable on the 2018 Notes and the 2020 Notes on May 23 and November 23 of each year; on the 2023 Notes and the 2026 Notes on January 15 and July 15 of each year; and on the 2036 Notes and the 2046 Notes on May 15 and November 15 of each year. The November 2015 Notes rank equally in right of payment with all of our existing unsecured and unsubordinated indebtedness. The proceeds of the November 2015 Notes were used to repay $6.0 billion of borrowings under our 364-day Facility and for general corporate purposes.

On February 20, 2015, we issued $2.25 billion of notes (the February 2015 Notes) in a registered public offering. We received net proceeds of $2.21 billion from the offering, after deducting discounts and debt issuance costs, which are being amortized as interest expense over the life of the debt. The February 2015 Notes consist of $750 million maturing in 2025 with a fixed interest rate of 2.90%, $500 million maturing in 2035 with a fixed interest rate of 3.60% and $1.0 billion maturing in 2045 with a fixed interest rate of 3.80%. We may, at our option, redeem some or all of the notes at any time by paying the principal amount of notes being redeemed plus any make-whole premium and accrued and unpaid interest to the date of redemption. Interest on the notes is payable on March 1 and September 1 of each year. These notes rank equally in right of payment with all of our existing unsecured and unsubordinated indebtedness. The proceeds of the February 2015 Notes were used for general corporate purposes.

Commercial Paper

We have agreements in place with financial institutions to provide for the issuance of commercial paper. In connection with the Sikorsky acquisition, in the fourth quarter of 2015 we borrowed and repaid approximately $1.0 billion under our commercial paper programs. There were no commercial paper borrowings outstanding as of December 31, 2016 and 2015. If we were to issue commercial paper in the future, the borrowings would be supported by the 5-year Facility.

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

Beginning on January 1, 2016, the pay-based component of the formula used to determine retirement benefits was frozen so that future pay increases, annual incentive bonuses or other amounts earned for or related to periods after December 31, 2015 are not used to calculate retirement benefits. On January 1, 2020, the service-based component of the formula used to determine retirement benefits will also be frozen so that participants will no longer earn further credited service for any period after December 31, 2019. When the freeze is complete, the majority of our salaried employees will have transitioned to an enhanced defined contribution retirement savings plan. As part of the November 6, 2015 acquisition of Sikorsky, we established a new defined benefit pension plan for Sikorsky’s union workforce that provides benefits for their prospective service with us. The Sikorsky salaried employees participate in a defined contribution plan. We did not assume any legacy pension liability from UTC.

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

The rules related to accounting for postretirement benefit plans under GAAP require us to recognize on a plan-by-plan basis the funded status of our postretirement benefit plans as either an asset or a liability on our consolidated balance sheets. There is a corresponding non-cash adjustment to accumulated other comprehensive loss, net of tax benefits recorded as deferred tax assets, in stockholders’ equity. The funded status is measured as the difference between the fair value of the plan’s assets and the benefit obligation of the plan.

The net periodic benefit cost recognized each year included the following (in millions):

	Qualified Defined Benefit Pension Plans (a)			Retiree Medical and Life Insurance Plans
	2016	2015	2014	2016	2015	2014
Service cost	$827	$836	$841	$24	$21	$22
Interest cost	1,861	1,791	1,912	119	110	123
Expected return on plan assets	(2,666)	(2,734)	(2,693)	(138)	(147)	(146)
Recognized net actuarial losses	1,359	1,599	1,173	34	43	23
Amortization of net prior service (credit) cost (b)	(362)	(365)	(134)	22	4	4
Total net periodic benefit cost	$1,019	$1,127	$1,099	$61	$31	$26

(a)

Total net periodic benefit cost associated with our qualified defined benefit plans represents pension expense calculated in accordance with GAAP (FAS pension expense). We are required to calculate pension expense in accordance with both GAAP and CAS rules, each of which results in a different calculated amount of pension expense. The CAS pension cost is recovered through the pricing of our products and services on U.S. Government contracts and, therefore, is recognized in net sales and cost of sales for products and services. We include the difference between FAS pension expense and CAS pension cost, referred to as the FAS/CAS pension adjustment, as a component of other unallocated, net on our consolidated statements of earnings. The FAS/CAS pension adjustment, which was $902 million in 2016, $400 million in 2015, and $317 million in 2014, effectively adjusts the amount of CAS pension cost in the business segment operating profit so that pension expense recorded on our consolidated statements of earnings is equal to FAS pension expense. FAS pension expense and CAS pension costs reflect the reclassification for discontinued operations presentation of benefits related to former IS&GS salaried employees.

(b)	Net of the reclassification for discontinued operations presentation of pension benefits related to former IS&GS salaried employees ($14 million in 2016, $24 million in 2015 and $17 million in 2014).

The following table provides a reconciliation of benefit obligations, plan assets and unfunded status related to our qualified defined benefit pension plans and our retiree medical and life insurance plans (in millions):

	Qualified Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
	2016	2015	2016	2015
Change in benefit obligation
Beginning balance	$43,702	$45,882	$2,883	$3,034
Service cost	827	836	24	21
Interest cost	1,861	1,791	119	110
Benefits paid	(2,172)	(2,055)	(222)	(307)
Actuarial losses (gains)	1,402	(1,988)	(135)	(170)
New longevity assumptions (a)	(687)	(834)	(53)	(77)
Plan amendments and acquisitions (b)	110	31	(32)	157
Service cost related to discontinued operations	21	39	—	—
Medicare Part D subsidy	—	—	4	14
Participants’ contributions	—	—	61	101
Ending balance	$45,064	$43,702	$2,649	$2,883

Change in plan assets
Beginning balance at fair value	$32,096	$34,673	$1,813	$1,932
Actual return on plan assets	1,470	(527)	95	(27)
Benefits paid	(2,172)	(2,055)	(222)	(307)
Company contributions	23	5	36	100
Medicare Part D subsidy	—	—	4	14
Participants’ contributions	—	—	61	101
Ending balance at fair value	$31,417	$32,096	$1,787	$1,813
Unfunded status of the plans	$(13,647)	$(11,606)	$(862)	$(1,070)

(a)

We adopted new longevity assumptions originally published by the Society of Actuaries in October 2014. The Society of Actuaries refined their original publication in October 2015 and again in October 2016.

(b)

Includes special termination benefits of $27 million for qualified pension and $9 million for retiree medical recognized in 2016 related to former IS&GS salaried employees. The November 2015 acquisition of Sikorsky increased our qualified defined benefit pension obligations by about $30 million.

The following table provides amounts recognized on our consolidated balance sheets related to our qualified defined benefit pension plans and our retiree medical and life insurance plans (in millions):

	Qualified Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
	2016	2015	2016	2015
Prepaid pension asset	$208	$201	$—	$—
Accrued postretirement benefit liabilities	(13,855)	(11,807)	(862)	(1,070)

Accumulated other comprehensive loss (pre-tax) related to:
Net actuarial losses	20,184	19,632	447	627
Prior service (credit) cost (a)	(2,896)	(3,565)	96	167
Total (b)	$17,288	$16,067	$543	$794

(a)

Pre-tax amounts of $210 million for qualified pension prior service credits and $9 million for retiree medical prior service costs were recognized from the divestiture of our IS&GS business (combined $134 million, net of tax).

(b)

Accumulated other comprehensive loss related to postretirement benefit plans, after tax, of $12.0 billion and $11.3 billion at December 31, 2016 and 2015 (see “Note 12 – Stockholders’ Equity”) includes $17.3 billion ($11.2 billion after tax) and $16.1 billion ($10.4 billion after tax) for qualified defined benefit pension plans, $543 million ($351 million after tax) and $794 million ($514 million after tax) for retiree medical and life insurance plans and $677 million ($448 million after tax) and $620 million ($408 million after tax) for other plans.

The accumulated benefit obligation (ABO) for all qualified defined benefit pension plans was $44.9 billion and $43.5 billion at December 31, 2016 and 2015, of which $44.8 billion and $43.4 billion related to plans where the ABO was in excess of plan assets. The ABO represents benefits accrued without assuming future compensation increases to plan participants. Certain key information related to our qualified defined benefit pension plans as of December 31, 2016 and 2015 is as follows (in millions):

	2016	2015
Plans where ABO was in excess of plan assets
Projected benefit obligation	$44,946	$43,575
Less: fair value of plan assets	31,091	31,768
Unfunded status of plans (a)	(13,855)	(11,807)

Plans where ABO was less than plan assets
Projected benefit obligation	118	127
Less: fair value of plan assets	326	328
Funded status of plans (b)	$208	$201

(a)	Represents accrued pension liabilities, which are included on our consolidated balance sheets.
(b)	Represents prepaid pension assets, which are included on our consolidated balance sheets in other noncurrent assets.

We also sponsor nonqualified defined benefit plans to provide benefits in excess of qualified plan limits. The aggregate liabilities for these plans at December 31, 2016 and 2015 were $1.2 billion, which also represent the plans’ unfunded status. We have set aside certain assets totaling $460 million and $421 million as of December 31, 2016 and 2015 in a separate trust which we expect to be used to pay obligations under our nonqualified defined benefit plans. In accordance with GAAP, those assets may not be used to offset the amount of the benefit obligation similar to the postretirement benefit plans in the table above. The unrecognized net actuarial losses at December 31, 2016 and 2015 were $642 million and $632 million. The unrecognized prior service credit at December 31, 2016 was $74 million and was $95 million at December 31, 2015. The expense associated with these plans totaled $125 million in 2016, $117 million in 2015 and $115 million in 2014. We also sponsor a small number of other postemployment plans and foreign benefit plans. The aggregate liability for the other postemployment plans was $63 million and $70 million as of December 31, 2016 and 2015. The expense for the other postemployment plans, as well as the liability and expense associated with the foreign benefit plans, was not material to our results of operations, financial position or cash flows. The actuarial assumptions used to determine the benefit obligations and expense associated with our nonqualified defined benefit plans and postemployment plans are similar to those assumptions used to determine the benefit obligations and expense related to our qualified defined benefit pension plans and retiree medical and life insurance plans as described below.

The following table provides the amounts recognized in other comprehensive income (loss) related to postretirement benefit plans, net of tax, for the years ended December 31, 2016, 2015 and 2014 (in millions):

	Incurred but Not Yet Recognized in Net Periodic Benefit Cost			Recognition of Previously Deferred Amounts
	2016	2015	2014	2016	2015	2014
	Gains (losses)			(Gains) losses
Actuarial gains and losses
Qualified defined benefit pension plans	$(1,236)	$(291)	$(5,505)	$879	$1,034	$758
Retiree medical and life insurance plans	94	46	(160)	22	28	15
Other plans	(62)	21	(245)	37	47	33
	(1,204)	(224)	(5,910)	938	1,109	806

	Credit (cost)			(Credit) cost (a)
Net prior service credit and cost
Qualified defined benefit pension plans	(54)	(18)	2,959	(235)	(235)	(87)
Retiree medical and life insurance plans	27	(102)	(3)	14	2	3
Other plans	(1)	(7)	84	(9)	(10)	(5)
	(28)	(127)	3,040	(230)	(243)	(89)
	$(1,232)	$(351)	$(2,870)	$708	$866	$717

(a)

Reflects the reclassification for discontinued operations presentation of benefits related to former IS&GS salaried employees ($9 million in 2016, $16 million in 2015 and $11 million in 2014). In addition, we recognized $134 million of prior service credits from the divestiture of our IS&GS business, which were reclassified as discontinued operations.

We expect that approximately $1.2 billion, or about $800 million net of tax, of actuarial losses and net prior service credit related to postretirement benefit plans included in accumulated other comprehensive loss at the end of 2016 to be recognized in net periodic benefit cost during 2017. Of this amount, $1.1 billion, or $743 million net of tax, relates to our qualified defined benefit plans and is included in our expected 2017 pension expense of $1.4 billion.

Actuarial Assumptions

The actuarial assumptions used to determine the benefit obligations at December 31 of each year and to determine the net periodic benefit cost for each subsequent year, were as follows:

	Qualified Defined Benefit Pension Plans			Retiree Medical and Life Insurance Plans
	2016	2015	2014	2016	2015	2014
Weighted average discount rate	4.125%	4.375%	4.00%	4.00%	4.25%	3.75%
Expected long-term rate of return on assets	7.50%	8.00%	8.00%	7.50%	8.00%	8.00%
Rate of increase in future compensation levels (for applicable bargained pension plans)	4.50%	4.50%	4.30%
Health care trend rate assumed for next year				8.75%	9.00%	8.50%
Ultimate health care trend rate				5.00%	5.00%	5.00%
Year that the ultimate health care trend rate is reached				2032	2032	2029

The decrease in the discount rate from December 31, 2015 to December 31, 2016 resulted in an increase in the projected benefit obligations of our qualified defined benefit pension plans of approximately $1.4 billion at December 31, 2016. The increase in the discount rate from December 31, 2014 to December 31, 2015 resulted in a decrease in the projected benefit obligations of our qualified defined benefit pension plans of approximately $2.1 billion at December 31, 2015.

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

Fair value measurements – The rules related to accounting for postretirement benefit plans under GAAP require certain fair value disclosures related to postretirement benefit plan assets, even though those assets are not included on our consolidated balance sheets. The following table presents the fair value of the assets (in millions) of our qualified defined benefit pension plans and retiree medical and life insurance plans by asset category and their level within the fair value hierarchy, which has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets, Level 2 refers to fair values estimated using significant other observable inputs and Level 3 includes fair values estimated using significant unobservable inputs. Certain other investments are measured at fair value using their Net Asset Value (NAV) per share and do not have readily determined values and are thus not subject to leveling in the fair value hierarchy. The NAV is the total value of the fund divided by the number of shares outstanding.

	December 31, 2016				December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Investments measured at fair value
Cash and cash equivalents (a)	$2,301	$2,301	$—	$—	$2,658	$2,658	$—	$ —
Equity (a):
U.S. equity securities	4,166	4,139	23	4	4,790	4,771	19	—
International equity securities	3,971	3,927	40	4	6,121	6,087	24	10
Commingled equity funds	2,332	788	1,544	—	1,794	614	1,180	—
Fixed income (a):
Corporate debt securities	4,333	—	4,316	17	3,929	—	3,914	15
U.S. Government securities	6,811	—	6,811	—	5,069	—	5,069	—
U.S. Government-sponsored enterprise securities	919	—	919	—	1,377	—	1,377	—
Other fixed income investments	2,215	—	2,214	1	3,252	—	3,246	6
Alternative investments:
Hedge funds	33	—	33	—	57	—	57	—
Private equity funds	—	—	—	—	200	—	—	200
Commodities (a)	523	525	(2)	—	(26)	1	(27)	—
Total	$27,604	$11,680	$15,898	$26	$29,221	$14,131	$14,859	$ 231
Investments measured at NAV (b)
Commingled equity funds	60				141
Private equity funds	3,614				2,931
Real estate funds	1,411				1,108
Hedge funds	462				465
Total investments measured at NAV	5,547				4,645
Receivables, net	53				43
Total	$33,204				$33,909

(a)

Cash and cash equivalents, equity securities, fixed income securities and commodities included derivative assets and liabilities whose fair values were not material as of December 31, 2016 and 2015. LMIMCo’s investment policies restrict the use of derivatives to either establish long exposures for purposes of expediency or capital efficiency or to hedge risks to the extent of a plan’s current exposure to such risks. Most derivative transactions are settled on a daily basis.

(b)

Certain investments that are valued using the net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy and are included in the table to permit reconciliation of the fair value hierarchy to the aggregate postretirement benefit plan assets.

As of December 31, 2016 and 2015, the assets associated with our foreign defined benefit pension plans were not material and have not been included in the table above.

The following table presents the changes during 2016 and 2015 in the fair value of plan assets categorized as Level 3 in the preceding table (in millions):

	Private Equity Funds	Other	Total
Balance at January 1, 2015	$ —	$ 61	$ 61
Actual return on plan assets:
Realized losses, net	—	(12)	(12)
Unrealized gains, net	—	7	7
Purchases, sales and settlements, net	—	(22)	(22)
Transfers into (out of) Level 3, net	200	(3)	197
Balance at December 31, 2015	$200	$ 31	$231
Actual return on plan assets:
Realized losses, net	—	(6)	(6)
Unrealized gains, net	—	3	3
Purchases, sales and settlements, net	(200)	(7)	(207)
Transfers into Level 3, net	—	5	5
Balance at December 31, 2016	$ —	$ 26	$ 26

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

Commingled equity funds categorized as Level 1 are traded on active national and international exchanges and are valued at their closing prices on the last trading day of the year. For commingled equity funds not traded on an active exchange, or if the closing price is not available, the trustee obtains indicative quotes from a pricing vendor, broker or investment manager. These securities are categorized as Level 2 if the custodian obtains corroborated quotes from a pricing vendor.

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

Certain commingled equity funds, consisting of equity mutual funds, are valued using the NAV. The NAV valuations are based on the underlying investments and typically redeemable within 90 days.

Private Equity funds consist of partnership and co-investment funds. The NAV is based on valuation models of the underlying securities, which includes unobservable inputs that cannot be corroborated using verifiable observable market data. These funds typically have redemption periods between eight and 12 years.

Real Estate funds consist of partnerships, most of which are closed-end funds, for which the NAV is based on valuation models and periodic appraisals. These funds typically have redemption periods between eight and 10 years.

Hedge Funds consist of direct hedge funds for which the NAV is generally based on the valuation of the underlying investments. Redemptions in hedge funds are based on the specific terms of each fund, and generally range from a minimum of one month to several months.

Contributions and Expected Benefit Payments

The funding of our qualified defined benefit pension plans is determined in accordance with ERISA, as amended by the PPA, and in a manner consistent with CAS and Internal Revenue Code rules. There were no contributions to our legacy qualified defined benefit pension plans during 2016. We do not plan to make contributions to our legacy pension plans in 2017 because none are required using current assumptions including investment returns on plan assets. We made $23 million in contributions during 2016 to our newly established Sikorsky pension plan and expect to make $45 million in contributions to this plan during 2017.

The following table presents estimated future benefit payments, which reflect expected future employee service, as of December 31, 2016 (in millions):

	2017	2018	2019	2020	2021	2022 – 2026
Qualified defined benefit pension plans	$2,260	$2,340	$2,420	$2,510	$2,590	$13,920
Retiree medical and life insurance plans	180	180	190	190	190	870

Defined Contribution Plans

We maintain a number of defined contribution plans, most with 401(k) features, that cover substantially all of our employees. Under the provisions of our 401(k) plans, we match most employees’ eligible contributions at rates specified in the plan documents. Our contributions were $617 million in 2016, $393 million in 2015 and $385 million in 2014, the majority of which were funded in our common stock. Our defined contribution plans held approximately 36.9 million and 40.0 million shares of our common stock as of December 31, 2016 and 2015.

Note 12 – Stockholders’ Equity

At December 31, 2016 and 2015, our authorized capital was composed of 1.5 billion shares of common stock and 50 million shares of series preferred stock. Of the 290 million shares of common stock issued and outstanding as of December 31, 2016, 289 million shares were considered outstanding for consolidated balance sheet presentation purposes; the remaining shares were held in a separate trust. Of the 305 million shares of common stock issued and outstanding as of December 31, 2015, 303 million shares were considered outstanding for consolidated balance sheet presentation purposes; the remaining shares were held in a separate trust. No shares of preferred stock were issued and outstanding at December 31, 2016 or 2015.

Repurchases of Common Stock

During 2016, we repurchased 8.9 million shares of our common stock for $2.1 billion. During 2015 and 2014, we paid $3.1 billion and $1.9 billion to repurchase 15.2 million and 11.5 million shares of our common stock.

On September 22, 2016, our Board of Directors approved a $2.0 billion increase to our share repurchase program. Inclusive of this increase, the total remaining authorization for future common share repurchases under our program was $3.5 billion as of December 31, 2016. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess purchase price over par value of $1.7 billion and $2.4 billion recorded as a reduction of retained earnings in 2016 and 2015.

We paid dividends totaling $2.0 billion ($6.77 per share) in 2016, $1.9 billion ($6.15 per share) in 2015 and $1.8 billion ($5.49 per share) in 2014. We have increased our quarterly dividend rate in each of the last three years, including a 10% increase in the quarterly dividend rate in the fourth quarter of 2016. We declared quarterly dividends of $1.65 per share during each of the first three quarters of 2016 and $1.82 per share during the fourth quarter of 2016; $1.50 per share during each of the first three quarters of 2015 and $1.65 per share during the fourth quarter of 2015; and $1.33 per share during each of the first three quarters of 2014 and $1.50 per share during the fourth quarter of 2014.

Accumulated Other Comprehensive Loss

Changes in the balance of AOCL, net of income taxes, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL
Balance at December 31, 2013 (a)	$ (9,649)	$ 48	$ (9,601)
Other comprehensive loss before reclassifications	(2,870)	(103)	(2,973)
Amounts reclassified from AOCL
Recognition of net actuarial losses	806	—	806
Amortization of net prior service credits	(100)	—	(100)
Other	—	(2)	(2)
Total reclassified from AOCL	706	(2)	704
Total other comprehensive loss	(2,164)	(105)	(2,269)
Balance at December 31, 2014 (a)	(11,813)	(57)	(11,870)
Other comprehensive loss before reclassifications	(351)	(73)	(424)
Amounts reclassified from AOCL
Recognition of net actuarial losses	1,109	—	1,109
Amortization of net prior service credits	(259)	—	(259)
Total reclassified from AOCL	850	—	850
Total other comprehensive income (loss)	499	(73)	426
Balance at December 31, 2015 (a)	(11,314)	(130)	(11,444)
Other comprehensive loss before reclassifications	(1,232)	—	(1,232)
Amounts reclassified from AOCL
Recognition of net actuarial losses	938	—	938
Amortization of net prior service credits	(239)	—	(239)
Recognition of net prior service credits from divestiture of IS&GS segment (b)	(134)	—	(134)
Other (b)	—	9	9
Total reclassified from AOCL	565	9	574
Total other comprehensive (loss) income	(667)	9	(658)
Balance at December 31, 2016 (a)	$(11,981)	$(121)	$(12,102)

(a)

AOCL related to postretirement benefit plans is shown net of tax benefits at December 31, 2016, 2015 and 2014 of $6.5 billion, $6.2 billion and $6.4 billion. These tax benefits include amounts recognized on our income tax returns as current deductions and deferred income taxes, which will be recognized on our tax returns in future years. See “Note 9 – Income Taxes” and “Note 11 –Postretirement Plans” for more information on our income taxes and postretirement benefit plans.

(b)	Associated with the divesture of the IS&GS business and included in net gain on divestiture of discontinued operations.

Note 13 – Stock-Based Compensation

During 2016, 2015 and 2014, we recorded non-cash stock-based compensation expense totaling $149 million, $133 million and $154 million, which is included as a component of other unallocated, net on our consolidated statements of earnings. The net impact to earnings for the respective years was $97 million, $86 million and $100 million.

As of December 31, 2016, we had $83 million of unrecognized compensation cost related to nonvested awards, which is expected to be recognized over a weighted average period of 1.8 years. We received cash from the exercise of stock options totaling $106 million, $174 million and $308 million during 2016, 2015 and 2014. In addition, our income tax liabilities for 2016, 2015 and 2014 were reduced by $219 million, $213 million and $215 million due to recognized tax benefits on stock-based compensation arrangements.

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

At December 31, 2016, inclusive of the shares reserved for outstanding stock options, RSUs and PSUs, we had approximately 12 million shares reserved for issuance under the plans. At December 31, 2016, approximately six million of the shares reserved for issuance remained available for grant under our stock-based compensation plans. We issue new shares upon the exercise of stock options or when restrictions on RSUs and PSUs have been satisfied.

RSUs

The following table summarizes activity related to nonvested RSUs:

	Number of RSUs (In thousands)	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2013	3,859	$ 82.42
Granted	745	146.85
Vested	(2,194)	87.66
Forfeited	(84)	91.11
Nonvested at December 31, 2014	2,326	$ 97.80
Granted	595	192.47
Vested	(1,642)	103.30
Forfeited	(43)	132.28
Nonvested at December 31, 2015	1,236	$ 134.87
Granted	679	206.69
Vested	(1,009)	137.62
Forfeited	(118)	203.65
Nonvested at December 31, 2016	788	$ 183.00

In 2016, we granted certain employees approximately 0.7 million restricted stock units (RSUs) with a grant-date fair value of $206.69 per RSU. The grant-date fair value of these RSUs is equal to the closing market price of our common stock on the grant date less a discount to reflect the delay in payment of dividend-equivalent cash payments that are made only upon vesting, which is generally three years from the grant date. We recognize the grant-date fair value of RSUs, less estimated forfeitures, as compensation expense ratably over the requisite service period, which is shorter than the vesting period if the employee is retirement eligible on the date of grant or will become retirement eligible before the end of the vesting period.

Stock Options

We generally recognize compensation cost for stock options ratably over the three-year vesting period. At December 31, 2016 and 2015, there were 3.0 million (weighted average exercise price of $85.82) and 4.2 million (weighted average exercise price of $86.61) stock options outstanding. All of the stock options outstanding are vested as of December 31, 2016 and have a weighted average remaining contractual life of approximately three years and an aggregate intrinsic value of $491 million. There were 1.2 million (weighted average exercise price of $88.61) stock options exercised during 2016. We did not grant stock options to employees during 2016 and 2015.

The following table pertains to stock options granted through 2012, in addition to stock options that vested and were exercised in 2016, 2015 and 2014 (in millions):

	2016	2015	2014
Grant-date fair value of all stock options that vested	$—	$8	$18
Intrinsic value of all stock options exercised	172	265	297

In 2012, we estimated the fair value for stock options at the date of grant using the Black-Scholes option pricing model, which required us to make certain assumptions. We used the following weighted average assumptions in the model: risk-free interest rate of 0.78%, dividend yield of 5.40%, a five year historical volatility factor of 0.28 and an expected option life of five years.

PSUs

In 2016, we granted certain employees PSUs with an aggregate target award of approximately 0.1 million shares of our common stock. The PSUs vest three years from the grant date based on continuous service, with the number of shares earned (0% to 200% of the target award) depending upon the extent to which we achieve certain financial and market performance targets measured over the period from January 1, 2016 through December 31, 2018. About half of the PSUs were valued at $206.37 per PSU in a manner similar to RSUs mentioned above as the financial targets are based on our operating results. We recognize the grant-date fair value of these PSUs, less estimated forfeitures, as compensation expense ratably over the vesting period based on the number of awards expected to vest at each reporting date. The remaining PSUs were valued at $212.37 per PSU using a Monte Carlo model as the performance target is related to our total shareholder return relative to our peer group. We recognize the grant-date fair value of these awards, less estimated forfeitures, as compensation expense ratably over the vesting period.

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

On April 24, 2009, we filed a declaratory judgment action against the New York Metropolitan Transportation Authority and its Capital Construction Company (collectively, the MTA) asking the U.S. District Court for the Southern District of New York to find that the MTA is in material breach of our agreement based on the MTA’s failure to provide access to sites where work must be performed and the customer-furnished equipment necessary to complete the contract. The MTA filed an answer and counterclaim alleging that we breached the contract and subsequently terminated the contract for alleged default. The primary damages sought by the MTA are the cost to complete the contract and potential re-procurement costs. While we are unable to estimate the cost of another contractor to complete the contract and the costs of re-procurement, we note that our contract with the MTA had a total value of $323 million, of which $241 million was paid to us, and that the MTA is seeking damages of approximately $190 million. We dispute the MTA’s allegations and are defending against them. Additionally, following an investigation, our sureties on a performance bond related to this matter, who were represented by independent counsel, concluded that the MTA’s termination of the contract was improper. Finally, our declaratory judgment action was later amended to include claims for monetary damages against the MTA of approximately $95 million. This matter was taken under submission by the District Court in December 2014, after a five-week bench trial and the filing of post-trial pleadings by the parties. At this time we are awaiting a decision from the District Court. Although this matter relates to the IS&GS business, we retained it when IS&GS was divested.

Environmental Matters

We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste and other environmental matters at several of our current or former facilities or at third-party sites where we have been designated as a potentially responsible party (PRP). A substantial portion of environmental costs will be included in our net sales and cost of sales in future periods pursuant to U.S. Government regulations. At the time a liability is recorded for future environmental costs, we record a receivable for estimated future recovery considered probable through the pricing of products and services to agencies of the U.S. Government, regardless of the contract form (e.g., cost-reimbursable, fixed-price). We continuously evaluate the recoverability of our environmental receivables by assessing, among other factors, U.S. Government regulations, our U.S. Government business base and contract mix, our history of receiving reimbursement of such costs, and recent efforts by some U.S. Government representatives to limit such reimbursement. We include the portion of those environmental costs expected to be allocated to our non-U.S. Government contracts, or that is determined to not be recoverable under U.S. Government contracts, in our cost of sales at the time the liability is established.

At each of December 31, 2016 and 2015, the aggregate amount of liabilities recorded relative to environmental matters was $1.0 billion, most of which are recorded in other noncurrent liabilities on our consolidated balance sheets. We have recorded receivables totaling $870 million and $858 million at December 31, 2016 and 2015, most of which are recorded in other noncurrent assets on our consolidated balance sheets, for the estimated future recovery of these costs, as we consider the recovery probable based on the factors previously mentioned. We project costs and recovery of costs over approximately 20 years.

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

The current standard in California for the maximum level of the contaminant hexavalent chromium in drinking water is 10 parts per billion (ppb). This standard is being challenged by the California Manufacturers and Technology Association (CMTA) as being lower than is required to protect public health. If the standard remains at 10 ppb, it will not have a material impact on our existing remediation costs in California. The U.S. EPA is considering whether to regulate hexavalent chromium.

In addition, California is reevaluating its existing drinking water standard of 6 ppb for perchlorate, and the U.S. Environmental Protection Agency (U.S. EPA) is taking steps to regulate perchlorate in drinking water. If substantially lower standards are adopted, in either California or at the federal level for perchlorate or for hexavalent chromium, we expect a material increase in our estimates for environmental liabilities and the related assets for the portion of the increased costs that are probable of future recovery in the pricing of our products and services for the U.S. Government. The amount that would be allocable to our non-U.S. Government contracts or that is determined to not be recoverable under U.S. Government contracts would be expensed, which may have a material effect on our earnings in any particular interim reporting period.

Operating Leases

We rent certain equipment and facilities under operating leases. Certain major plant facilities and equipment are furnished by the Government under short-term or cancelable arrangements. Our total rental expense under operating leases was $202 million, $195 million and $197 million for 2016, 2015 and 2014. Future minimum lease commitments at December 31, 2016 for long-term non-cancelable operating leases were $762 million ($179 million in 2017, $150 million in 2018, $131 million in 2019, $103 million in 2020, $78 million in 2021 and $121 million in later years).

Letters of Credit, Surety Bonds and Third-Party Guarantees

We have entered into standby letters of credit, surety bonds and third-party guarantees with financial institutions and other third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as venture partners. We had total outstanding letters of credit, surety bonds and third-party guarantees aggregating $3.7 billion at December 31, 2016 and $3.8 billion at December 31, 2015.

At December 31, 2016 and 2015, third-party guarantees totaled $709 million and $678 million, of which approximately 56% and 79% related to guarantees of contractual performance of ventures to which we currently are or previously were a party. This amount represents our estimate of the maximum amount we would expect to incur upon the contractual non-performance of the venture partners. In addition, we generally have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a venture partner. We believe our current and former venture partners will be able to perform their obligations, as they have done through December 31, 2016, and that it will not be necessary to make payments under the guarantees. In determining our exposures, we evaluate the reputation, technical capabilities and credit quality of our current and former venture partners. There were no material amounts recorded in our consolidated financial statements related to third-party guarantees.

United Launch Alliance

In connection with our 50% ownership interest of ULA, we and The Boeing Company (Boeing) are required to provide ULA an additional capital contribution if ULA is unable to make required payments under its inventory supply agreement with Boeing. As of December 31, 2016, ULA’s total remaining obligation to Boeing under the inventory supply agreement was $120 million. The parties have agreed to defer the remaining payment obligation, as it is more than offset by other commitments to ULA. Accordingly, we do not expect to be required to make a capital contribution to ULA under this agreement.

In addition, both we and Boeing have cross-indemnified each other for guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through December 31, 2016, and that it will not be necessary to make payments under the cross-indemnities or guarantees.

Our 50% ownership share of ULA’s net assets initially exceeded the book value of our investment by approximately $395 million (of which approximately $40 million remaining was amortized during 2016). This yearly amortization and our share of ULA’s net earnings are reported as equity in net earnings (losses) of equity investees in other income, net on our consolidated statements of earnings. Our investment in ULA totaled $788 million and $748 million at December 31, 2016 and 2015.

Note 15 – Restructuring Charges

2016 Actions

During 2016, we recorded severance charges totaling approximately $80 million related to our Aeronautics business segment. The charges consisted of severance costs associated with the planned elimination of certain positions through either voluntary or involuntary actions. Upon separation, terminated employees receive lump-sum severance payments primarily based on years of service, the majority of which are expected to be paid over the next several quarters. During 2016, we paid $70 million in severance payments associated with these actions.

2015 Actions

During 2015, we recorded severance charges totaling $82 million, of which $67 million related to our RMS business segment and $15 million related to businesses that were reported in our former IS&GS business prior to our fourth quarter 2015 program realignment. The charges consisted of severance costs associated with the planned elimination of certain positions through either voluntary or involuntary actions. Upon separation, terminated employees receive lump-sum severance payments primarily based on years of service, the majority of which are expected to be paid over the next several quarters. During 2016, we paid $64 million in severance payments associated with these actions.

In connection with the Sikorsky acquisition, we assumed obligations related to certain restructuring actions committed to by Sikorsky in June 2015. Net of amounts we anticipate to recover through the pricing of our products and services to our customers, we incurred and paid $40 million of costs in 2016 related to these actions.

We expect to recover a substantial amount of the restructuring charges through the pricing of our products and services to the U.S. Government and other customers in future periods, with the impact included in the respective business segment’s results of operations.

Note 16 – Fair Value Measurements

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	December 31, 2016			December 31, 2015
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Equity securities	$79	$ 79	$ —	$89	$ 89	$ —
Mutual funds	856	856	—	745	745	—
U.S. Government securities	113	—	113	119	—	119
Other securities	151	—	151	147	—	147
Derivatives	27	—	27	15	—	15
Liabilities
Derivatives	85	—	85	35	—	35

Substantially all assets measured at fair value, other than derivatives, represent investments classified as trading securities held in a separate trust to fund certain of our non-qualified deferred compensation plans and are recorded in other noncurrent assets on our consolidated balance sheets. The fair values of equity securities and mutual funds are determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. The fair values of U.S. Government and other securities are determined using pricing models that use observable inputs (e.g., interest rates and yield curves observable at commonly quoted intervals), bids provided by brokers or dealers or quoted prices of securities with similar characteristics. The fair values of derivative instruments, which consist of foreign currency exchange forward and interest rate swap contracts, primarily are determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates, credit spreads and foreign currency exchange rates. We did not have any transfers of assets or liabilities between levels of the fair value hierarchy during 2016.

In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $16.2 billion and $16.6 billion at December 31, 2016 and 2015 and the outstanding principal amount was $15.3 billion and $16.3 billion at December 31, 2016 and 2015, excluding $1.0 billion of unamortized discounts and issuance costs at the end of each of those years. The estimated fair values of our outstanding debt were determined based on quoted prices for similar instruments in active markets (Level 2).

In connection with the Sikorsky acquisition, we recorded the assets acquired and liabilities assumed at fair value. See “Note 3 – Acquisitions and Divestitures” for further information about the fair values assigned and amounts subject to adjustment.

Note 17 – Summary of Quarterly Information (Unaudited)

A summary of quarterly information is as follows (in millions, except per share data):

	2016 Quarters
	First (b)	Second	Third (c)(d)	Fourth (d)
Net sales (a)	$10,368	$11,577	$11,551	$13,752
Operating profit (a)	1,158	1,375	1,588	1,428
Net earnings from continuing operations	806	899	1,089	959
Net earnings from discontinued operations	92	122	1,306	29
Net earnings	898	1,021	2,395	988

Earnings per common share from continuing operations (f):
Basic	2.65	2.97	3.64	3.29
Diluted	2.61	2.93	3.61	3.25

Earnings per common share from discontinued operations (f):
Basic	0.30	0.40	4.38	0.10
Diluted	0.30	0.39	4.32	0.10
Basic earnings per common share (f)	2.95	3.37	8.02	3.39
Diluted earnings per common share (f)	2.91	3.32	7.93	3.35

	2015 Quarters
	First	Second	Third	Fourth (e)
Net sales (a)	$8,721	$10,235	$10,060	$11,520
Operating profit (a)	1,147	1,273	1,192	1,100
Net earnings from continuing operations	738	815	756	817
Net earnings from discontinued operations	140	114	109	116
Net earnings (g)	878	929	865	933

Earnings per common share from continuing operations (f):
Basic	2.34	2.61	2.45	2.67
Diluted	2.30	2.58	2.42	2.63

Earnings per common share from discontinued operations (f):
Basic	0.44	0.37	0.35	0.38
Diluted	0.44	0.36	0.35	0.38
Basic earnings per common share (f)	2.78	2.98	2.80	3.05
Diluted earnings per common share (f)	2.74	2.94	2.77	3.01

(a)

Net sales and operating profit vary from the amounts previously reported on Form 10-Q as a result of our former IS&GS business being classified as discontinued operations in the third quarter of 2016, which is reflected for all periods presented.

(b)	The first quarter of 2016 varies from the amounts previously reported on Form 10-Q as a result of adopting ASU No. 2016-09 (see “Note 1 – Significant Accounting Policies”).
(c)	The third quarter of 2016 includes a net gain of $1.2 billion related to the divestiture of our former IS&GS business.
(d)

The third quarter of 2016 includes the results of AWE from August 26, 2016, the date we obtained controlling interest, including approximately $103 million in net sales and $104 million in net earnings. Third quarter net earnings includes a non-cash gain on the step acquisition of AWE (see “Note 3 – Acquisitions and Divestitures”). The fourth quarter of 2016 includes the results of AWE for the entire quarter, including approximately $307 million in net sales and $2.9 million in net earnings.

(e)

The fourth quarter of 2015 includes the results of Sikorsky since the November 6, 2015 acquisition date through December 31, 2015, including approximately $400 million in net sales and about $45 million in operating loss, inclusive of intangible amortization and adjustments required to account for the acquisition.

(f)

The sum of the quarterly earnings per share amounts do not equal the earnings per share amounts included on our consolidated statements of earnings, primarily due to the timing of our share repurchases during each respective year.

(g)

The third and fourth quarters of 2015 include charges for workforce reductions of $15 million and $67 million ($10 million and $44 million after tax). The fourth quarter of 2015 includes a tax benefit of about $71 million due to the retroactive reinstatement of the R&D tax credit in 2015.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2016. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting at Sikorsky Aircraft Corporation which we acquired on November 6, 2015 and which operates as a business unit of our Rotary and Mission Systems business segment.

Notwithstanding the identified material weakness, management, including our CEO (principal executive officer) and CFO (principal financial officer), believes the consolidated financial statements included in this annual report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Based on this assessment, management concluded that a material weakness exists in our internal control over financial reporting as of December 31, 2016. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements could occur but will not be prevented or detected on a timely basis.

Sikorsky was acquired on November 6, 2015 and generated about 10% of our total net sales for the year ended December 31, 2016. Prior to 2016, Sikorsky was not included in assessments of the effectiveness of our internal control over financial reporting as the Securities and Exchange Commission (SEC) rules provide companies one year to assess controls at an acquired entity. Accordingly, within this period, we performed our first comprehensive assessment of the design and effectiveness of internal controls at Sikorsky and determined that Sikorsky’s internal control over financial reporting was ineffective as of December 31, 2016. Specifically, Sikorsky did not adequately identify, design and implement appropriate process-level controls for its processes and appropriate information technology controls for its information technology systems, including Sikorsky’s contract accounting / sales recognition processes, inventory accounting process and payroll process. There were no material errors in the financial results or balances identified as a result of the control deficiencies, and there was no restatement of prior period financial statements and no change in previously released financial results were required as the result of these control deficiencies.

Our independent registered public accounting firm has issued a report expressing an adverse opinion on the effectiveness of our internal control over financial reporting, which is below.

Remediation Efforts to Address Material Weakness

Management has and will continue to enhance the risk assessment process and design of internal control over financial reporting at Sikorsky. This includes initiation of compensating controls and enhanced and revised design of existing financial reporting controls, information technology applications and procedures at Sikorsky. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2017.

Changes in Internal Control Over Financial Reporting

Other than with respect to the remediation efforts described above, there were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm,

Regarding Internal Control Over Financial Reporting

Board of Directors and Stockholders

Lockheed Martin Corporation

We have audited Lockheed Martin Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Lockheed Martin Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management identified a material weakness in the design and operation of internal controls, including information technology controls, within Sikorsky’s processes (including the contract accounting / sales recognition processes, inventory accounting process, and payroll process). We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lockheed Martin Corporation as of December 31, 2016 and 2015, and the related consolidated statement of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated February 9, 2017, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Lockheed Martin Corporation has not maintained effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

/s/ Ernst & Young LLP

McLean, Virginia

February 9, 2017

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information concerning directors required by Item 401 of Regulation S-K is included under the caption “Proposal 1 – Election of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A (the 2017 Proxy Statement), and that information is incorporated by reference in this Form 10-K. Information concerning executive officers required by Item 401 of Regulation S-K is located under Part I, Item 4(a) of this Form 10-K. The information required by Item 405 of Regulation S-K is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2017 Proxy Statement, and that information is incorporated by reference in this Form 10-K. The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is included under the captions “Committees of the Board of Directors – 2016 Membership on Board Committees” and “Committees of the Board of Directors – Audit Committee Report” in the 2017 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

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

The information required by Item 402 of Regulation S-K is included in the text and tables under the captions “Executive Compensation” and “Director Compensation” in the 2017 Proxy Statement and that information is incorporated by reference in this Form 10-K. The information required by Item 407(e)(5) of Regulation S-K is included under the caption “Executive Compensation – Compensation Committee Report” in the 2017 Proxy Statement, and that information is furnished by incorporation by reference in this Form 10-K.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is included under the heading “Security Ownership of Management and Certain Beneficial Owners” in the 2017 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans that authorize the issuance of shares of Lockheed Martin common stock to employees and directors. The information is provided as of December 31, 2016.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	5,802,673	$85.82	6,216,471
Equity compensation plans not approved by security holders (2)	1,082,347	—	2,481,032
Total	6,885,020	$85.82	8,697,503

(1)

Column (a) includes, as of December 31, 2016: 1,747,151 shares that have been granted as Restricted Stock Units (RSUs), 936,308 shares that could be earned pursuant to grants of Performance Stock Units (PSUs) (assuming the maximum number of PSUs are earned and payable at the end of the three-year performance period) and 2,967,046 shares granted as options under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan (2011 IPA Plan) or predecessor plans prior to January 1, 2013 and 23,346 shares granted as options and 128,822 stock units payable in stock or cash under the Lockheed Martin Corporation 2009 Directors Equity Plan (Directors Equity Plan) or predecessor plans for members (or former members) of the Board of Directors. Column (c) includes, as of December 31, 2016, 5,751,655 shares available for future issuance under the 2011 IPA Plan as options, stock appreciation rights (SARs), restricted stock awards (RSAs), RSUs or PSUs and 464,816 shares available for future issuance under the Directors Equity Plan as stock options and stock units. Of the 5,751,655 shares available for grant under the 2011 IPA Plan on December 31, 2016, 516,653 and 236,654 shares are issuable pursuant to grants made on January 26, 2017, of RSUs and PSUs (assuming the maximum number of PSUs are earned and payable at the end of the three-year performance period), respectively. The weighted average price does not take into account shares issued pursuant to RSUs or PSUs.

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

The information required by this Item 13 is included under the captions “Corporate Governance – Related Person Transaction Policy,” “Corporate Governance – Certain Relationships and Related Person Transactions of Directors, Executive Officers, and 5 Percent Stockholders,” and “Corporate Governance – Director Independence” in the 2017 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 14.	Principal Accountant Fees and Services.

The information required by this Item 14 is included under the caption “Proposal 2 – Ratification of Appointment of Independent Auditors” in the 2017 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

List of financial statements filed as part of this Form 10-K

The following financial statements of Lockheed Martin Corporation and consolidated subsidiaries are included in Item 8 of this Form 10-K at the page numbers referenced below:

The report of Lockheed Martin Corporation’s independent registered public accounting firm with respect to the above-referenced financial statements and their report on internal control over financial reporting appear on pages 61 and 107 of this Form 10-K. Their consent appears as Exhibit 23 of this Form 10-K.

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

2.4

Amendment dated as of June 27, 2016 to Agreement and Plan of Merger, dated as of January 26, 2016, among Lockheed Martin Corporation, Leidos Holdings, Inc., Abacus Innovations Corporation and Lion Merger Co. (incorporated by reference to Exhibit 2.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2016).

2.5

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

2.6

Amendment dated as of June 27, 2016 to Separation Agreement, dated as of January 26, 2016, between Lockheed Martin Corporation and Abacus Innovations Corporation (incorporated by reference to Exhibit 2.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2016). The schedules to the amendment have been omitted pursuant to Item 601(b)(2) of Regulation S-K, and such schedules and attachments will be furnished to the SEC upon request.

3.1

Charter of Lockheed Martin Corporation, as amended by Articles of Amendment dated April 23, 2009 (incorporated by reference to Exhibit 3.1 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-11437)).

3.2

Bylaws of Lockheed Martin Corporation, as amended and restated effective September 22, 2016 (incorporated by reference to Exhibit 3.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on September 22, 2016).

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

10.3

Extension Agreement dated as of October 7, 2016 by and among Lockheed Martin Corporation, the lenders listed therein, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on October 7, 2016).

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

10.10

Lockheed Martin Corporation Deferred Management Incentive Compensation Plan, as amended and restated effective May 16, 2016 (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2016).

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

10.18

Lockheed Martin Corporation 2011 Incentive Performance Award Plan, as amended June 23, 2016 effective as of January 1, 2017 (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2016).

10.19

Forms of Stock Option Award Agreements under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.39 of Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-11437)).

10.20

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

10.21

Lockheed Martin Corporation Nonqualified Capital Accumulation Plan, as amended and restated generally effective as of December 18, 2015 (incorporated by reference to Exhibit 10.22 of Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.22	Non-Employee Director Compensation Summary (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on June 26, 2015).

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

10.24

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

10.25	Lockheed Martin Corporation Consolidated Supplemental Retirement Benefit Plan.

10.26	Lockheed Martin Corporation Executive Severance Plan, as amended and restated effective December 1, 2016.

10.27

Amendment to Terms of Outstanding Restricted Stock Unit Awards and Performance Stock Unit Awards under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan Relating to Tax Withholding.

12	Computation of ratio of earnings to fixed charges.

21	Subsidiaries of Lockheed Martin Corporation.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Marillyn A. Hewson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bruce L. Tanner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Marillyn A. Hewson and Bruce L. Tanner Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibits 10.4 through 10.27 constitute management contracts or compensatory plans or arrangements.

ITEM 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: February 9, 2017	By:	/s/ Brian P. Colan
Brian P. Colan
Vice President, Controller, and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Titles	Date
/s/ Marillyn A. Hewson Marillyn A. Hewson	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 9, 2017
/s/ Bruce L. Tanner Bruce L. Tanner	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 9, 2017
/s/ Brian P. Colan Brian P. Colan	Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 9, 2017
* Daniel F. Akerson	Director	February 9, 2017
* Nolan D. Archibald	Director	February 9, 2017
* Rosalind G. Brewer	Director	February 9, 2017
* David B. Burritt	Director	February 9, 2017
* Bruce A. Carlson	Director	February 9, 2017
* James O. Ellis, Jr.	Director	February 9, 2017
* Thomas J. Falk	Director	February 9, 2017
* Ilene S. Gordon	Director	February 9, 2017
* James M. Loy	Director	February 9, 2017
* Joseph W. Ralston	Director	February 9, 2017
* Anne Stevens	Director	February 9, 2017

*By Maryanne R. Lavan pursuant to a Power of Attorney executed by the Directors listed above, which has been filed with this Annual Report on Form 10-K.

Date: February 9, 2017	By:	/s/ Maryanne R. Lavan
Maryanne R. Lavan
Attorney-in-fact