Form 10-Q
period 2017-03-26
LOCKHEED MARTIN CORP
filed 2017-04-26
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 26, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

Large Accelerated Filer ☒ Accelerated Filer ☐ Non–Accelerated Filer ☐ Smaller Reporting Company ☐ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

There were 289,443,053 shares of our common stock, $1 par value per share, outstanding as of March 26, 2017.

Lockheed Martin Corporation

Form 10-Q

For the Quarterly Period Ended March 26, 2017

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

Lockheed Martin Corporation

Consolidated Statements of Earnings

(unaudited; in millions, except per share data)

	Quarters Ended

	March 26, 2017	March 27, 2016

Net sales
Products	$9,513	$8,752
Services	1,544	1,616

Total net sales	11,057	10,368

Cost of sales
Products	(8,687)	(7,887)
Services	(1,376)	(1,437)
Severance charges	—	(80)
Other unallocated, net	159	131

Total cost of sales	(9,904)	(9,273)

Gross profit	1,153	1,095
Other (expense) income, net	(4)	63

Operating profit	1,149	1,158
Interest expense	(155)	(165)
Other non-operating income, net	1	1

Earnings from continuing operations before income taxes	995	994
Income tax expense	(232)	(188)

Net earnings from continuing operations	763	806
Net earnings from discontinued operations	—	92

Net earnings	$763	$898

Earnings per common share
Basic
Continuing operations	$2.63	$2.65
Discontinued operations	—	0.30

Basic earnings per common share	$2.63	$2.95

Diluted
Continuing operations	$2.61	$2.61
Discontinued operations	—	0.30

Diluted earnings per common share	$2.61	$2.91

Cash dividends paid per common share	$1.82	$1.65

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Comprehensive Income

(unaudited; in millions)

	Quarters Ended

	March 26, 2017	March 27, 2016

Net earnings	$763	$898
Other comprehensive income, net of tax
Postretirement benefit plans
Amounts reclassified from other comprehensive loss	202	173
Other comprehensive gain recognized during the period	3	—
Other, net	5	17

Other comprehensive income, net of tax	210	190

Comprehensive income	$973	$1,088

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Balance Sheets

(in millions, except par value)

	March 26, 2017	December 31, 2016

	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,216	$1,837
Receivables, net	8,869	8,202
Inventories, net	5,074	4,670
Other current assets	427	399

Total current assets	16,586	15,108

Property, plant and equipment, net	5,481	5,549
Goodwill	10,773	10,764
Intangible assets, net	4,019	4,093
Deferred income taxes	6,489	6,625
Other noncurrent assets	5,488	5,667

Total assets	$48,836	$47,806

Liabilities and equity
Current liabilities
Accounts payable	$2,718	$1,653
Customer advances and amounts in excess of costs incurred	6,572	6,776
Salaries, benefits and payroll taxes	1,647	1,764
Other current liabilities	2,660	2,349

Total current liabilities	13,597	12,542

Long-term debt, net	14,276	14,282
Accrued pension liabilities	13,908	13,855
Other postretirement benefit liabilities	861	862
Other noncurrent liabilities	4,609	4,659

Total liabilities	47,251	46,200

Stockholders’ equity
Common stock, $1 par value per share	288	289
Additional paid-in capital	—	—
Retained earnings	13,087	13,324
Accumulated other comprehensive loss	(11,892)	(12,102)

Total stockholders’ equity	1,483	1,511
Noncontrolling interests in subsidiary	102	95

Total equity	1,585	1,606

Total liabilities and equity	$48,836	$47,806

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Cash Flows

(unaudited; in millions)

	Quarters Ended

	March 26, 2017	March 27, 2016

Operating activities
Net earnings	$763	$898
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	285	296
Stock-based compensation	44	44
Severance charges	—	99
Changes in assets and liabilities
Receivables, net	(667)	(558)
Inventories, net	(404)	(310)
Accounts payable	1,111	751
Customer advances and amounts in excess of costs incurred	(204)	(146)
Postretirement benefit plans	345	246
Income taxes	175	225
Other, net	218	122

Net cash provided by operating activities	1,666	1,667

Investing activities
Capital expenditures	(170)	(151)
Other, net	4	4

Net cash used for investing activities	(166)	(147)

Financing activities
Repurchases of common stock	(500)	(501)
Dividends paid	(544)	(533)
Proceeds from stock option exercises	31	28
Other, net	(108)	(152)

Net cash used for financing activities	(1,121)	(1,158)

Net change in cash and cash equivalents	379	362
Cash and cash equivalents at beginning of period	1,837	1,090

Cash and cash equivalents at end of period	$2,216	$1,452

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Equity

(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiary	Total Equity

Balance at December 31, 2016	$289	$—	$13,324	$(12,102)	$1,511	$95	$1,606
Net earnings	—	—	763	—	763	—	763
Other comprehensive income, net of tax	—	—	—	210	210	—	210
Repurchases of common stock	(2)	(29)	(469)	—	(500)	—	(500)
Dividends declared	—	—	(531)	—	(531)	—	(531)
Stock-based awards and ESOP activity	1	29	—	—	30	—	30
Increase in noncontrolling interests in subsidiary	—	—	—	—	—	7	7

Balance at March 26, 2017	$288	$—	$13,087	$(11,892)	$1,483	$102	$1,585

Balance at December 31, 2015	$303	$—	$14,238	$(11,444)	$3,097	$—	$3,097
Net earnings	—	—	898	—	898	—	898
Other comprehensive income, net of tax	—	—	—	190	190	—	190
Repurchases of common stock	(2)	(3)	(496)	—	(501)	—	(501)
Dividends declared	—	—	(512)	—	(512)	—	(512)
Stock-based awards and ESOP activity	2	3	—	—	5	—	5

Balance at March 27, 2016	$303	$—	$14,128	$(11,254)	$3,177	$—	$3,177

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited)

NOTE 1 – BASIS OF PRESENTATION

We prepared these consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. We followed the accounting policies disclosed in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K) filed with the SEC.

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

We close our books and records on the last Sunday of the calendar quarter, which was on March 26 for the first quarter of 2017 and March 27 for the first quarter of 2016, to align our financial closing with our business processes. The consolidated financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods as our fiscal year ends on December 31.

The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the full year or future periods. Unless otherwise noted, we present all per share amounts cited in these consolidated financial statements on a “per diluted share” basis. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2016 Form 10-K.

In the second quarter of 2016, we adopted a new accounting standard that changed the accounting for certain aspects of employee equity awards, including the classification of tax benefits or expenses upon vesting. As a result, we adjusted our results for the first quarter of 2016 to recognize additional income tax benefits of $104 million ($0.34 per share) as an increase to net earnings from continuing operations and cash from operating activities.

On August 16, 2016, we completed the divestiture of our Information Systems & Global Solutions (IS&GS) business, which merged with a subsidiary of Leidos Holdings, Inc. (Leidos) in a Reverse Morris Trust transaction. Accordingly, the operating results of the IS&GS business for the quarter ended March 27, 2016 have been classified as discontinued operations in the consolidated statements of earnings. However, the cash flows of the IS&GS business for the quarter ended March 27, 2016 have not been reclassified in our consolidated statements of cash flows as we retained the cash as part of the transaction. See “Note 3 – Divestitures” for additional information about the divestiture of the IS&GS business.

On August 24, 2016, we increased our ownership interest in the AWE Management Limited (AWE) venture, which operates the United Kingdom’s nuclear deterrent program, by 18% to 51%. Consequently, our operating results for the first quarter of 2017 include 100% of AWE’s sales and 51% of their operating profit. Prior to increasing our ownership interest, we accounted for our investment in AWE using the equity method of accounting. Under the equity method, we only recognized our share, or 33% of AWE’s earnings or losses. Accordingly, our operating results for the first quarter of 2016 do not include any sales generated by AWE and only 33% of AWE’s net earnings.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

NOTE 2 – EARNINGS PER COMMON SHARE

The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended

	March 26, 2017	March 27, 2016

Weighted average common shares outstanding for basic computations	290.0	304.5
Weighted average dilutive effect of equity awards	2.8	4.2

Weighted average common shares outstanding for diluted computations	292.8	308.7

We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units and exercise of outstanding stock options based on the treasury stock method. There were no significant anti-dilutive equity awards during the quarters ended March 26, 2017 or March 27, 2016.

NOTE 3 – DIVESTITURES

Divestiture of the Information Systems & Global Solutions Business

On August 16, 2016, we completed the divestiture of our IS&GS business, which merged with a subsidiary of Leidos in a Reverse Morris Trust transaction (the “Transaction”). The Transaction was completed in a multi-step process pursuant to which we initially contributed the IS&GS business to Abacus Innovations Corporation (Abacus), a wholly-owned subsidiary of Lockheed Martin created to facilitate the Transaction, and the common stock of Abacus was distributed to participating Lockheed Martin stockholders through an exchange offer. Under the terms of the exchange offer, Lockheed Martin stockholders had the option to exchange shares of Lockheed Martin common stock for shares of Abacus common stock. At the conclusion of the exchange offer, all shares of Abacus common stock were exchanged for 9,369,694 shares of Lockheed Martin common stock held by Lockheed Martin stockholders that elected to participate in the exchange. The shares of Lockheed Martin common stock that were exchanged and accepted were retired, reducing the number of shares of our common stock outstanding by approximately 3%. Following the exchange offer, Abacus merged with a subsidiary of Leidos, with Abacus continuing as the surviving corporation and a wholly-owned subsidiary of Leidos.

As a result of the Transaction, we recognized a net gain of approximately $1.2 billion in the third quarter of 2016. The net gain represents the $2.5 billion fair value of the shares of Lockheed Martin common stock exchanged and retired as part of the exchange offer, plus a $1.8 billion one-time special cash payment received from Abacus, less the net book value of the IS&GS business of about $3.0 billion at August 16, 2016 and other adjustments of about $100 million. The final gain is subject to certain post-closing adjustments, including final working capital, indemnification, and tax adjustments, which we expect to complete in 2017.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

The operating results of the IS&GS business for the quarter ended March 27, 2016 that have been reflected within net earnings from discontinued operations are as follows (in millions):

Net sales	$1,334
Cost of sales	(1,175)
Severance charges	(19)

Gross profit	140
Other expense, net	(1)

Operating profit	139

Interest income	1

Earnings from discontinued operations before income taxes	140

Income tax expense	(48)

Net earnings from discontinued operations	$92

The operating results of the IS&GS business reported as discontinued operations for the quarter ended March 27, 2016 are different than results previously reported for the IS&GS business segment. Results reported within net earnings from discontinued operations only include costs that were directly attributable to the IS&GS business and exclude general corporate overhead costs that were previously allocated to the IS&GS business. Certain general corporate overhead costs incurred by us and historically allocated to the IS&GS business in the first quarter of 2016 were not directly attributable to the IS&GS business. As a result, we reclassified these costs from the IS&GS business to other unallocated, net in our consolidated statement of earnings. During the quarter ended March 27, 2016, we reclassified $35 million of general corporate overhead costs to other unallocated, net.

Additionally, we retained all assets and obligations related to the pension benefits earned by former IS&GS business salaried employees through the date of divestiture of the IS&GS business. As a result, the non-service portion of net pension costs (interest cost, actuarial gains and losses and expected return on plan assets) for these plans was reclassified from the operating results of the IS&GS business segment and reported as a reduction to the FAS/CAS pension adjustment. These net costs were $22 million in the first quarter of 2016. The service portion of pension costs related to the IS&GS business’s salaried employees that transferred to Leidos continue to be included in the operating results of the IS&GS business classified as discontinued operations because such costs will no longer be incurred by us.

Financial information related to the IS&GS business’s cash flows, such as depreciation and amortization, capital expenditures, and other non-cash items included in our consolidated statements of cash flows for the quarter ended March 27, 2016 were not significant.

NOTE 4 – INFORMATION ON BUSINESS SEGMENTS

We operate in four business segments: Aeronautics, Missiles and Fire Control (MFC), Rotary and Mission Systems (RMS) and Space Systems. We organize our business segments based on the nature of the products and services offered.

The financial information in the following tables excludes businesses included in discontinued operations for all periods presented and includes the results of businesses we have acquired from their respective acquisition dates (see “Note 3 – Divestitures”). Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation.

Operating profit of our business segments includes our share of earnings or losses from equity method investees as the operating activities of the equity method investees are closely aligned with the operations of our business segments. United Launch Alliance (ULA), which is part of our Space Systems business segment, is our primary equity method investee. Operating profit of our business segments excludes the FAS/CAS pension adjustment described below; expense for stock-based compensation; the effects of items not considered part of management’s evaluation of segment operating performance, such as charges related to goodwill impairments

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

and significant severance actions; gains or losses from divestitures; the effects of certain legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “unallocated items” between operating profit from our business segments and our consolidated operating profit. See “Note 9 – Other” (under the caption “Changes in Estimates”) for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.

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

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended

	March 26, 2017	March 27, 2016

Net sales
Aeronautics	$4,106	$3,799
Missiles and Fire Control	1,489	1,434
Rotary and Mission Systems	3,101	3,004
Space Systems	2,361	2,131

Total net sales	$11,057	$10,368

Operating profit
Aeronautics	$436	$420
Missiles and Fire Control	219	221
Rotary and Mission Systems	108	229
Space Systems	288	244

Total business segment operating profit	1,051	1,114

Unallocated items
FAS/CAS pension adjustment
FAS pension expense	(345)	(251)
Less: CAS pension cost	562	475

FAS/CAS pension adjustment	217	224
Stock-based compensation	(44)	(44)
Severance charges	—	(80)
Other, net (a) (b)	(75)	(56)

Total unallocated items	98	44

Total consolidated operating profit	$1,149	$1,158

Intersegment sales
Aeronautics	$32	$36
Missiles and Fire Control	64	75
Rotary and Mission Systems	439	447
Space Systems	26	33

Total intersegment sales	$561	$591

(a)	In the first quarter of 2017, we recognized a $64 million charge, which represents our portion of a noncash asset impairment charge recorded by an international equity method investee. See “Note 9 – Other” (under the caption “Equity Method Investee Impairment”) for more information.
(b)	As a result of the IS&GS divestiture in August 2016, we reclassified $35 million of general corporate overhead costs incurred in the first quarter of 2016 and previously allocated to the IS&GS business segment. These costs were not reported as discontinued operations because they were not directly attributable to the IS&GS business and will continue to be incurred by us. See “Note 3 – Divestitures” for more information.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Total assets for each of our business segments were as follows (in millions):

	March 26, 2017	December 31, 2016

Assets
Aeronautics	$7,900	$7,896
Missiles and Fire Control	4,322	4,000
Rotary and Mission Systems	18,435	18,367
Space Systems	5,545	5,250

Total business segment assets	36,202	35,513
Corporate assets (a)	12,634	12,293

Total assets	$48,836	$47,806

(a)	Corporate assets primarily include cash and cash equivalents, deferred income taxes, environmental receivables and investments held in a separate trust to fund certain of our non-qualified deferred compensation plans.

Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented approximately 24% and 22% of our total consolidated net sales in the quarters ended March 26, 2017 and March 27, 2016, respectively.

NOTE 5 – INVENTORIES, NET

Inventories, net consisted of the following (in millions):

	March 26, 2017	December 31, 2016

Work-in-process, primarily related to long-term contracts and programs in progress	$8,090	$7,864
Spare parts, used aircraft and general stock materials	785	833
Other inventories	819	719

Total inventories	9,694	9,416
Less: customer advances and progress payments	(4,620)	(4,746)

Total inventories, net	$5,074	$4,670

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

NOTE 6 – POSTRETIREMENT PLANS

Our pretax net periodic benefit cost related to our qualified defined benefit pension plans and retiree medical and life insurance plans consisted of the following (in millions):

	Quarters Ended

	March 26, 2017	March 27, 2016

Qualified defined benefit pension plans
Service cost	$205	$203
Interest cost	452	465
Expected return on plan assets	(602)	(667)
Recognized net actuarial losses	376	340
Amortization of net prior service credits	(86)	(90)

Total net periodic benefit cost	$345	$251

Retiree medical and life insurance plans
Service cost	$5	$6
Interest cost	26	30
Expected return on plan assets	(32)	(34)
Recognized net actuarial losses	5	8
Amortization of net prior service costs	3	5

Total net periodic benefit cost	$7	$15

The recognized net actuarial losses and the amortization of net prior service (credits) costs in the table above, as well as similar amounts related to our other postretirement benefit plans ($14 million during the quarter ended March 26, 2017 and $11 million during the quarter ended March 27, 2016), include amounts that were reclassified from accumulated other comprehensive loss (AOCL) and recorded as a component of net periodic benefit cost for the periods presented. These costs totaled $202 million (net of $110 million of taxes) during the quarter ended March 26, 2017 and $173 million (net of $95 million of taxes) during the quarter ended March 27, 2016, which were recorded on our consolidated statements of comprehensive income as an increase to other comprehensive income.

The funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006 (PPA), and in a manner consistent with CAS and Internal Revenue Code rules. There were no material contributions to our qualified defined benefit pension plans during the quarters ended March 26, 2017 and March 27, 2016. We do not plan to make material contributions to our pension plans in 2017 because none are required using current assumptions, including anticipated investment returns on plan assets.

NOTE 7 – LEGAL PROCEEDINGS AND CONTINGENCIES

We are a party to or have property subject to litigation and other proceedings that arise in the ordinary course of our business, including matters arising under provisions relating to protection of the environment and are subject to contingencies related to certain businesses we previously owned. These types of matters could result in fines, penalties, compensatory or treble damages or non-monetary sanctions or relief. We believe the probability is remote that the outcome of each of these matters, including the legal proceedings described below, will have a material adverse effect on the Corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular interim reporting period. Among the factors that we consider in this assessment are the nature of existing legal proceedings and claims, the asserted or possible damages or loss contingency (if estimable), the progress of the case, existing law and precedent, the opinions or views of legal counsel and other advisers, our experience in similar cases and the experience of other companies, the facts available to us at the time of assessment and how we intend to respond to the proceeding or claim. Our assessment of these factors may change over time as individual proceedings or claims progress.

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

On March 16, 2017, the Government filed a notice of partial intervention in a lawsuit also pending in the U.S. District Court for the Eastern District of Wisconsin brought by qui tam relator Peter Cimma, a former SSSI employee. The Government has requested additional time to file an amended complaint, which we expect during the second quarter of 2017. Like the Government’s complaint in the above-referenced action, the Cimma complaint contains allegations relating to Derco’s and SSSI’s pricing on the Navy’s T-34 and T-44 program. The Government declined to intervene in Cimma’s allegations against Sikorsky.

The Government currently seeks damages in these lawsuits of approximately $52 million, subject to trebling, plus statutory penalties. This number could change based on the allegations the Government advances in its amended complaint. We believe that we have legal and factual defenses to the Government’s claims. Although we continue to evaluate our liability and exposure, we do not currently believe that it is probable that we will incur a material loss. If, contrary to our expectations, the Government prevails in this matter and proves damages at the high end of the range sought and is successful in having these trebled, the outcome could have an adverse effect on our results of operations in the period in which a liability is recognized and on our cash flows for the period in which any damages are paid.

On April 24, 2009, we filed a declaratory judgment action against the New York Metropolitan Transportation Authority and its Capital Construction Company (collectively, the MTA) asking the U.S. District Court for the Southern District of New York to find that the MTA is in material breach of our agreement based on the MTA’s failure to provide access to sites where work must be performed and the customer-furnished equipment necessary to complete the contract. The MTA filed an answer and counterclaim alleging that we breached the contract and subsequently terminated the contract for alleged default. The primary damages sought by the MTA are the cost to complete the contract and potential re-procurement costs. While we are unable to estimate the cost of another contractor to complete the contract and the costs of re-procurement, we note that our contract with the MTA had a total value of $323 million, of which $241 million was paid to us, and that the MTA is seeking damages of approximately $190 million. We dispute the MTA’s allegations and are defending against them. Additionally, following an investigation, our sureties on a performance bond related to this matter, who were represented by independent counsel, concluded that the MTA’s termination of the contract was improper. Finally, our declaratory judgment action was later amended to include claims for monetary damages against the MTA of approximately $95 million. This matter was taken under submission by the District Court in December 2014, after a five-week bench trial and the filing of post-trial pleadings by the parties. At this time, we are awaiting a decision from the District Court. Although this matter relates to the IS&GS business, we retained it when IS&GS was divested.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Environmental Matters

We are involved in proceedings and potential proceedings relating to soil, sediment, surface water and groundwater contamination, disposal of hazardous waste and other environmental matters at several of our current or former facilities or at third-party sites where we have been designated as a potentially responsible party (PRP). A substantial portion of environmental costs will be included in our net sales and cost of sales in future periods pursuant to U.S. Government regulations. At the time a liability is recorded for future environmental costs, we record a receivable for estimated future recovery considered probable through the pricing of products and services to agencies of the U.S. Government, regardless of the contract form (e.g., cost-reimbursable, fixed-price). We continually evaluate the recoverability of our environmental receivables by assessing, among other factors, U.S. Government regulations, our U.S. Government business base and contract mix, our history of receiving reimbursement of such costs, and recent efforts by some U.S. Government representatives to limit such reimbursement. We include the portion of those environmental costs expected to be allocated to our non-U.S. Government contracts, or that is determined to not be recoverable under U.S. Government contracts, in our cost of sales at the time the liability is established.

At March 26, 2017 and December 31, 2016, the aggregate amount of liabilities recorded relative to environmental matters was $978 million and $1.0 billion, most of which are recorded in other noncurrent liabilities on our consolidated balance sheets. We have recorded receivables totaling $842 million and $870 million at March 26, 2017 and December 31, 2016, most of which are recorded in other noncurrent assets on our consolidated balance sheets, for the estimated future recovery of these costs, as we consider the recovery probable based on the factors previously mentioned. We project costs and recovery of costs over approximately 20 years.

Environmental remediation activities usually span many years, which makes estimating liabilities a matter of judgment because of uncertainties with respect to assessing the extent of the contamination as well as such factors as changing remediation technologies and changing regulatory environmental standards. There are a number of former and present operating facilities that we are monitoring or investigating for potential future remediation. We perform quarterly reviews of the status of our environmental remediation sites and the related liabilities and receivables. Additionally, in our quarterly reviews we consider these and other factors in estimating the timing and amount of any future costs that may be required for remediation activities and record a liability when it is probable that a loss has occurred and the loss can be reasonably estimated. The amount of liability recorded is based on our estimate of the costs to be incurred for remediation at a particular site. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined. We reasonably cannot determine the extent of our financial exposure in all cases as, although a loss may be probable or reasonably possible, in some cases it is not possible at this time to estimate the loss or reasonably possible loss or range of loss.

We also pursue claims for recovery of costs incurred or contribution to site cleanup costs against other PRPs, including the U.S. Government, and are conducting remediation activities under various consent decrees, orders, and agreements relating to soil, groundwater, sediment or surface water contamination at certain sites of former or current operations. Under agreements related to our Burbank and Glendale, California, sites, our Redlands, Beaumont 1, and Beaumont 2, California, sites, and our Great Neck, New York, site, the U.S. Government reimburses us an amount equal to a percentage, specific to each site, of expenditures for certain remediation activities in the U.S. Government’s capacity as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).

The current standard in California for the maximum level of the contaminant hexavalent chromium in drinking water is 10 parts per billion (ppb). This standard is being challenged by the California Manufacturers and Technology Association (CMTA) as being lower than is required to protect public health. If the standard remains at 10 ppb, it will not have a material impact on our existing remediation costs in California. The U.S. Environmental Protection Agency (U.S. EPA) is considering whether to regulate hexavalent chromium.

In addition, California is reevaluating its existing drinking water standard of 6 ppb for perchlorate, and the U.S. EPA is taking steps to regulate perchlorate in drinking water. If substantially lower standards are adopted, in either California or at the federal level for perchlorate or for hexavalent chromium, we expect a material increase

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

in our estimates for environmental liabilities and the related assets for the portion of the increased costs that are probable of future recovery in the pricing of our products and services for the U.S. Government. The amount that would be allocable to our non-U.S. Government contracts or that is determined to not be recoverable under U.S. Government contracts would be expensed, which may have a material effect on our earnings in any particular interim reporting period.

Letters of Credit, Surety Bonds and Third-Party Guarantees

We have entered into standby letters of credit, surety bonds and third-party guarantees with financial institutions and other third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as venture partners. We had total outstanding letters of credit, surety bonds and third-party guarantees aggregating $3.7 billion at both March 26, 2017 and December 31, 2016. Third-party guarantees do not include guarantees of subsidiaries and other consolidated entities.

At March 26, 2017 and December 31, 2016, third-party guarantees totaled $694 million and $709 million, of which approximately 58% and 56% related to guarantees of contractual performance of ventures to which we currently are or previously were a party. This amount represents our estimate of the maximum amount we would expect to incur upon the contractual non-performance of the venture partners. In addition, we generally have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a venture partner. We believe our current and former venture partners will be able to perform their obligations, as they have done through March 26, 2017, and that it will not be necessary to make payments under the third-party guarantees. In determining our exposures, we evaluate the reputation, technical capabilities and credit quality of our current and former venture partners. There were no material amounts recorded in our consolidated financial statements related to third-party guarantees.

United Launch Alliance

In connection with our 50% ownership interest of ULA, we and The Boeing Company (Boeing) are required to provide ULA an additional capital contribution if ULA is unable to make required payments under its inventory supply agreement with Boeing. As of March 26, 2017, ULA’s total remaining obligation to Boeing under the inventory supply agreement was $120 million. The parties have agreed to defer the remaining payment obligation, as it is more than offset by other commitments to ULA. Accordingly, we do not expect to be required to make a capital contribution to ULA under this agreement.

In addition, both we and Boeing have cross-indemnified each other for guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through March 26, 2017, and that it will not be necessary to make payments under the cross-indemnities or guarantees.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

NOTE 8 – FAIR VALUE MEASUREMENTS

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	March 26, 2017			December 31, 2016

	Total	Level 1	Level 2	Total	Level 1	Level 2

Assets
Equity securities	$ 68	$68	$—	$ 79	$79	$—
Mutual funds	845	845	—	856	856	—
U.S. Government securities	104	—	104	113	—	113
Other securities	166	—	166	151	—	151
Derivatives	23	—	23	27	—	27
Liabilities
Derivatives	106	—	106	85	—	85
Assets measured at NAV
Other commingled funds	18			—

Substantially all assets measured at fair value, other than derivatives, represent investments classified as trading securities held in a separate trust to fund certain of our non-qualified deferred compensation plans and are recorded in other noncurrent assets on our consolidated balance sheets. The fair values of equity securities and mutual funds are determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. The fair values of U.S. Government and other securities are determined using pricing models that use observable inputs (e.g., interest rates and yield curves observable at commonly quoted intervals), bids provided by brokers or dealers or quoted prices of securities with similar characteristics. The fair values of derivative instruments, which consist of foreign currency exchange forward and interest rate swap contracts, primarily are determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates, credit spreads and foreign currency exchange rates. We did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the quarter ended March 26, 2017.

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

The aggregate notional amount of our outstanding interest rate swaps at both March 26, 2017 and December 31, 2016 was $1.2 billion and the fair value was a net liability of approximately $5 million and $1 million at March 26, 2017 and December 31, 2016. The aggregate notional amount of our outstanding foreign currency hedges at March 26, 2017 and December 31, 2016 was $4.2 billion and $4.0 billion and the fair value was a net liability of approximately $78 million and $57 million at March 26, 2017 and December 31, 2016. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters ended March 26, 2017 and March 27, 2016, respectively. Substantially all of our derivatives are designated for hedge accounting.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $16.1 billion and $16.2 billion at March 26, 2017 and December 31, 2016. The outstanding principal amount was $15.3 billion, excluding unamortized discounts and issuance costs of $1.0 billion at both March 26, 2017 and December 31, 2016. The estimated fair values of our outstanding debt were determined based on quoted prices for similar instruments in active markets (Level 2).

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

Many of our contracts span several years and include highly complex technical requirements. At the outset of a contract, we identify and monitor risks to the achievement of the technical, schedule and cost aspects of the contract and assess the effects of those risks on our estimates of total costs to complete the contract. The estimates consider the technical requirements (e.g., a newly-developed product versus a mature product), the schedule and associated tasks (e.g., the number and type of milestone events) and costs (e.g., material, labor, subcontractor, overhead and the estimated costs to fulfill our industrial cooperation agreements, sometimes referred to as offset agreements, required under certain contracts with international customers). The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements, schedule and costs in the initial estimated total costs to complete the contract. Profit booking rates may increase during the performance of the contract if we successfully retire risks surrounding the technical, schedule and cost aspects of the contract, which decreases the estimated total costs to complete the contract. Conversely, our profit booking rates may decrease if the estimated total costs to complete the contract increase. All of the estimates are subject to change during the performance of the contract and may affect the profit booking rate.

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

As previously disclosed, we have a program to design, integrate, and install an air missile defense command, control, communications, computers – intelligence (C4I) systems for an international customer that has experienced performance matters and for which we have periodically accrued reserves. During the quarter ended March 26, 2017, we revised our estimated costs to complete the program, EADGE-T, as a consequence of ongoing performance matters and recorded an additional charge of $120 million ($74 million or $0.25 per share, after tax) at the RMS business segment. As of March 26, 2017, we have recorded cumulative losses, including reserves, of approximately $260 million on this program. We are continuing to monitor the viability of the program

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

and the available options and could record additional charges in future periods. However, based on the reserves already accrued and our current estimate of the costs to complete the program, at this time we do not anticipate that additional charges, if any, would be material.

Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, net of state income taxes, increased segment operating profit by approximately $290 million and $360 million in the quarters ended March 26, 2017 and March 27, 2016, respectively. These adjustments increased net earnings by approximately $189 million ($0.65 per share) and $234 million ($0.76 per share) in the quarters ended March 26, 2017 and March 27, 2016, respectively.

Restructuring Charges

During the quarter ended March 27, 2016, we recorded severance charges totaling approximately $80 million related to our Aeronautics business segment. The charges consisted of severance costs associated with the planned elimination of certain positions through either voluntary or involuntary actions. Upon separation, terminated employees received lump-sum severance payments primarily based on years of service. As of March 26, 2017, we have substantially fulfilled our severance obligation associated with these actions.

Equity Method Investee Impairment

During the quarter ended March 26, 2017, equity earnings included our portion of a noncash asset impairment charge related to certain long-lived assets held by an international equity method investee of approximately $64 million ($40 million or $0.14 per share, after tax), which was recorded at our corporate office. We are continuing to monitor our investment in this equity method investee. It is possible that we may have to record our portion of additional charges should their business continue to experience performance issues, which could adversely affect our business, financial condition and results of operations.

Income Taxes

Our effective income tax rates were 23.3% and 18.9% during the quarters ended March 26, 2017 and March 27, 2016, respectively. The rates for both periods benefited from tax deductions for U.S. manufacturing activities, dividends paid to our defined contribution plans with an employee stock ownership plan feature, tax benefits of employee equity awards, and the research and development tax credit. The tax benefits of employee equity awards reduced our effective tax rate for the quarters ended March 26, 2017 and March 27, 2016 by 6.2 and 10.4 percentage points, respectively.

Stockholders’ Equity

Repurchases of Common Stock

During the quarter ended March 26, 2017, we repurchased 1.9 million shares of our common stock for $500 million. The total remaining authorization for future common share repurchases under our share repurchase program was $3.0 billion as of March 26, 2017. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings. Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess purchase price over par value of $469 million and $496 million recorded as a reduction of retained earnings during the quarters ended March 26, 2017 and March 27, 2016, respectively.

Dividends

We declared cash dividends totaling $531 million ($1.82 per share) and $512 million ($1.65 per share) during the quarters ended March 26, 2017 and March 27, 2016, respectively. Dividends paid during the quarters ended March 26, 2017 and March 27, 2016 are higher than dividends declared due to dividends paid to holders of restricted stock units (RSUs) upon vesting of the RSU. These dividends are accrued through the RSU vesting period and are paid upon the vesting of the RSU.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Restricted Stock Unit Grants

During the quarter ended March 26, 2017, we granted certain employees approximately 0.5 million RSUs with a grant-date fair value of $254.53 per RSU. The grant-date fair value of these RSUs is equal to the closing market price of our common stock on the grant date less a discount to reflect the delay in payment of dividend-equivalent cash payments that are made only upon vesting, which is generally three years from the grant date. We recognize the grant-date fair value of RSUs, less estimated forfeitures, as compensation expense ratably over the requisite service period, which is shorter than the vesting period if the employee is retirement eligible on the date of grant or will become retirement eligible before the end of the vesting period.

Accumulated Other Comprehensive Loss

Changes in the balance of AOCL, net of tax, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL

Balance at December 31, 2016	$(11,981)	$(121)	$(12,102)
Other comprehensive income before reclassifications	3	4	7
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	258	—	258
Amortization of net prior service credits (a)	(56)	—	(56)
Other	—	1	1

Total reclassified from AOCL	202	1	203

Total other comprehensive income	205	5	210

Balance at March 26, 2017	$(11,776)	$(116)	$(11,892)

Balance at December 31, 2015	$(11,314)	$(130)	$(11,444)
Other comprehensive income before reclassifications	—	15	15
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	234	—	234
Amortization of net prior service credits (a)	(61)	—	(61)
Other	—	2	2

Total reclassified from AOCL	173	2	175

Total other comprehensive income	173	17	190

Balance at March 27, 2016	$(11,141)	$(113)	$(11,254)

(a)	Reclassifications from AOCL related to our postretirement benefit plans were recorded as a component of net periodic benefit cost for each period presented (see “Note 6 – Postretirement Plans”).

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, as amended (Topic 606) (the ASU), which will change the way we recognize revenue and significantly expand the disclosure requirements for revenue arrangements. In July 2015, the FASB approved a one-year deferral of the effective date of the ASU to 2018 for public companies, with an option that would permit companies to adopt the ASU in 2017. Further amendments and technical corrections were made to the ASU during 2016. This ASU may be adopted using the full retrospective method, whereby the ASU would be applied to each prior year presented and the cumulative effect of applying the ASU would be recognized at the beginning of the earliest year presented or the modified retrospective method, whereby the cumulative effect of applying the ASU would be recognized at the beginning of the year of adoption. We will adopt the requirements of the new standard effective January 1, 2018 using the full retrospective transition method.

As the ASU will supersede substantially all existing revenue guidance affecting us under GAAP, it could impact revenue and cost recognition on thousands of contracts across all of our business segments, as well as

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

our business processes and our information technology systems. As a result, our evaluation of the effect of the ASU will extend through 2017. We have closely monitored the standard setting process, including amendments and technical corrections to the ASU following its issuance in May 2014 and participated in aerospace and defense forums to understand the impact of the ASU on our industry.

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

We recognize the majority of our revenue using the percentage-of-completion method of accounting, whereby revenue is recognized as we progress on the contract. For contracts with a significant amount of development and/or requiring the delivery of a minimal number of units, revenue and profit is recognized using the percentage-of-completion cost-to-cost method to measure progress. For example, we use this method in Aeronautics for the F-35 program; in MFC for the THAAD program; in RMS for the Littoral Combat Ship and Aegis Combat System programs; and in Space Systems for government satellite programs. For contracts that require us to produce a substantial number of similar items without a significant level of development, we record revenue and profit using the percentage-of-completion units-of-delivery method as the basis for measuring progress on the contract. For example, we use this method in Aeronautics for the C-130J and C-5 programs; in MFC for tactical missile programs (e.g., Hellfire, JASSM), PAC-3 programs and fire control programs (e.g., LANTIRN®, Sniper®); in RMS for Black Hawk and Seahawk helicopter programs; and in Space Systems for commercial satellite programs. For contracts to provide services to the U.S. Government, revenue is generally recorded using the percentage-of-completion cost-to-cost method.

Under the ASU, revenue will be recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). Given the nature of our products and terms and conditions in our contracts, in particular those with the U. S. Government (including foreign military sales (FMS) contracts), the customer obtains control as we perform work under the contract. Therefore, we expect to recognize revenue over time for almost all of our contracts using a method similar to our current percentage-of-completion cost-to-cost method. Accordingly, adoption of the ASU will primarily impact our contracts where revenue is currently recognized using the percentage-of-completion units-of-delivery method, with the resulting impact being revenue will be recognized earlier in the performance period as we incur costs, as opposed to when units are delivered. This change will also impact our backlog and balance sheet presentation with an expected decrease in inventories, an increase in contract assets (i.e., unbilled receivables) and a net increase to retained earnings to primarily reflect the impact of converting contracts currently applying the units-of-delivery method to the cost-to-cost method for recognizing revenue and profits.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715), which amends the requirements in Accounting Standards Codification (ASC) 715 related to the income statement presentation of the components of net periodic benefit cost for our defined benefit pension and other postretirement plans. The new standard requires that we disaggregate the current service cost component from the other components of net periodic benefit cost and present it with other compensation costs (currently included within cost of sales) within operating profit. All other components of net periodic benefit cost are to be presented outside of operating profit. In addition, only the service cost component of net periodic benefit cost is eligible for capitalization in assets. The new standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the expected impact to related disclosures, including the FAS/CAS adjustment. We plan to adopt the requirements of the new standard January 1, 2018 using a retrospective transition method to adopt the requirement for separate presentation in the income statement of service cost and other components, and a prospective transition method to adopt the requirement to limit capitalization to the service cost component.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350), which eliminates Step 2 from the current goodwill impairment test. The new standard does not change how a goodwill

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

impairment is identified. We will continue to perform our quantitative goodwill impairment test by comparing the fair value of each reporting unit to its carrying amount, but if we are required to recognize a goodwill impairment charge, under the new standard the amount of the charge will be calculated by subtracting the reporting unit’s fair value from its carrying amount. Under the current standard, if we are required to recognize a goodwill impairment charge, Step 2 requires us to calculate the implied value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination and the amount of the charge is calculated by subtracting the reporting unit’s implied fair value of goodwill from its actual goodwill balance. The standard should be applied prospectively from the date of adoption. We are currently evaluating when we will adopt the ASU and the expected impact to related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements for both lessees and lessors. The ASU is effective January 1, 2019 for public companies, with early adoption permitted. The ASU will be applied using a modified retrospective approach to the beginning of the earliest period presented in the financial statements. We are currently evaluating the expected impact to our consolidated financial statements and related disclosures. We plan to adopt the ASU effective January 1, 2019.

Review Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm

Board of Directors

Lockheed Martin Corporation

We have reviewed the consolidated balance sheet of Lockheed Martin Corporation as of March 26, 2017, and the related consolidated statements of earnings, comprehensive income, cash flows, and equity for the quarters ended March 26, 2017 and March 27, 2016. These financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lockheed Martin Corporation as of December 31, 2016, and the related consolidated statements of earnings, comprehensive income, cash flows, and equity for the year then ended (not presented herein), and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 9, 2017. In our opinion, the accompanying consolidated balance sheet as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

McLean, Virginia

April 26, 2017

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

On August 16, 2016, we completed the divestiture of the Information Systems & Global Solutions (IS&GS) business, which merged with a subsidiary of Leidos Holdings, Inc. (Leidos) in a Reverse Morris Trust transaction. Accordingly, the operating results of the IS&GS business have been classified as discontinued operations in the consolidated statements of earnings. However, the cash flows of the IS&GS business for the quarter ended March 27, 2016 have not been reclassified in our consolidated statements of cash flows as we retained the cash as part of the transaction. See “Note 3 – Divestitures” included in our Notes to Consolidated Financial Statements for additional information about the divestiture of the IS&GS business.

On August 24, 2016, we increased our ownership interest in the AWE Management Limited (AWE) venture, which operates the United Kingdom’s nuclear deterrent program and is aligned under our Space Systems business segment, by 18% to 51%. Consequently, our operating results for the first quarter of 2017 include 100% of AWE’s sales and 51% of their operating profit. Prior to increasing our ownership interest, we accounted for our investment in AWE using the equity method of accounting. Under the equity method, we only recognized our share, or 33% of AWE’s earnings or losses. Accordingly, our operating results for the first quarter of 2016 do not include any sales generated by AWE and only 33% of AWE’s net earnings.

We expect 2017 net sales will increase in the mid-single digit percentage range from 2016 levels. The projected growth is driven by increased production and sustainment volume on the F-35 program at Aeronautics as well as increased volume at MFC and RMS, partially offset by decreased volume at Space Systems. Operating profit margin is expected to decline from 2016 levels primarily driven by a charge recorded in the first quarter of 2017 related to a program to design, integrate, and install an air missile defense command, control, communications, computers – intelligence (C4I) systems, for an international customer, higher volume on the F-35 program, which is dilutive to our overall profit margin, contract mix at MFC, lower AWE earnings as a result of the non-cash gain recognized in 2016 related the consolidation of AWE, amortization of AWE intangible assets in 2017 and lower equity earnings at Space Systems. Accordingly, we expect 2017 segment operating profit margin will decline from our 2016 margin to just above 10%. Our outlook for 2017 assumes the U.S. Government continues to support and fund our key programs, consistent with the government fiscal year (GFY) 2017 budget, and does not shutdown. Changes in circumstances may require us to revise our assumptions, which could materially change our current estimate of 2017 net sales and operating profit margin. For additional information related to trends in net sales and operating profit at our business segments, see the “Business Segment Results of Operations” discussion below.

We expect the 2017 FAS/CAS pension adjustment to be approximately $880 million, which incorporates a year end 2016 discount rate of 4.125%, a 25 basis point decrease from the end of 2015; an actual investment return during 2016 of approximately 5.0%; a 50 basis point reduction at the end of 2016 in our long-term rate of return assumption from 8.00% to 7.50%; and the revised longevity assumptions released on October 20, 2016 by the Society of Actuaries. We do not expect to make contributions to our legacy qualified defined benefit pension plans in 2017.

The following discussion is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and with our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K).

INDUSTRY CONSIDERATIONS

U.S. Government Funding Constraints

The U.S. Government is currently operating under a continuing resolution funding measure through April 28, 2017. Discussions are underway to extend this continuing resolution; however, there is no guarantee an agreement will be reached prior to midnight on April 28, 2017 when the current continuing resolution expires. If an agreement is not reached, the Federal Government will shut down until additional funding is approved. If the Government shuts down, we may experience delays in procurement of our products and services due to lack of funding and those delays may affect our results of operations, financial position and cash flows.

U.S. defense spending has largely been impacted by the Budget Control Act of 2011 (the Budget Control Act), which established limits on discretionary spending and provided for reductions to planned defense spending of $487 billion over a 10-year period beginning with GFY 2012. The Budget Control Act also provided for automatic spending reductions, known as sequestration, beginning in GFY 2013. The Bipartisan Budget Acts (BBAs) of 2013 and 2015 increased discretionary spending limits through GFY 2017, but retained sequestration cuts for GFYs 2018 through 2021. As a result, there remains uncertainty regarding how, or if, sequestration cuts will be applied in GFY 2018 and beyond. If there is no further relief from the Budget Control Act and sequestration spending cuts are reinstated in GFY 2018, DoD would absorb about $800 billion in spending cuts over 10 years.

On March 16, 2017, the outstanding debt of the U.S. reached the debt ceiling. To avoid exceeding the debt ceiling, the U.S. Department of Treasury began employing measures to finance the U.S. Government. It is expected that in mid-to-late 2017 the U.S. Government will exhaust these available measures and Congress will need to raise the debt limit in order for the U.S. Government to continue borrowing money. If the debt ceiling is not raised, the U.S Government may not be able to pay for expenditures or fulfill its funding obligations. There could be significant disruption to all discretionary programs. Although we believe that key defense, intelligence and homeland security programs would receive priority, the effect on individual programs or Lockheed Martin cannot be predicted at this time.

On March 16, 2017, the President released a budget framework for GFY 2018, which includes $574 billion in base discretionary funding for the DoD. The proposed funding level for the DoD is about $52 billion above the spending limits established under the Budget Control Act.

We anticipate there will continue to be a significant amount of debate and negotiations within the U.S. Government over defense spending for GFY 2018 and beyond. In the context of these negotiations, it is possible that existing cuts to government programs could be kept in place, replaced with different spending cuts, and/or replaced with a package of broader reforms to reduce the federal deficit. However, we continue to believe that our portfolio of products and services will continue to be well supported in a strategically focused allocation of budget resources.

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

Our consolidated results of operations were as follows (in millions, except per share data):

	Quarters Ended

	March 26, 2017	March 27, 2016

Net sales	$11,057	$10,368
Cost of sales	(9,904)	(9,273)

Gross profit	1,153	1,095
Other (expense) income, net	(4)	63

Operating profit	1,149	1,158
Interest expense	(155)	(165)
Other non-operating income, net	1	1

Earnings from continuing operations before income taxes	995	994
Income tax expense	(232)	(188)

Net earnings from continuing operations	763	806
Net earnings from discontinued operations	—	92

Net earnings	763	898

Diluted earnings per common share
Continuing operations	2.61	2.61
Discontinued operations	—	0.30

Total Diluted earnings per common share	$2.61	$2.91

Certain amounts reported in other (expense) income, net, primarily our share of earnings or losses from equity method investees, are included in the operating profit of our business segments. Accordingly, such amounts are included in the discussion of our business segment results of operations.

Net Sales

We generate sales from the delivery of products and services to our customers. Product and service sales are generated in each of our business segments. Our consolidated net sales were as follows (in millions):

	Quarters Ended

	March 26, 2017	March 27, 2016

Products	$9,513	$8,752
% of total net sales	86.0%	84.4%
Services	1,544	1,616
% of total net sales	14.0%	15.6%

Total net sales	$11,057	$10,368

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

Product Sales

Product sales increased $761 million, or 9%, in the quarter ended March 26, 2017 compared to the same period in 2016. The increase was primarily due to higher product sales of approximately $320 million at Aeronautics, approximately $230 million at Space Systems, and approximately $170 million at RMS. The increase at Aeronautics was primarily attributable to higher sales for the F-35 program due to increased production volume. Higher product sales at Space Systems were primarily attributable to sales from AWE, which we began consolidating in the third quarter of 2016. The increase at RMS was primarily attributable to certain adjustments recorded in 2016 required to account for the November 6, 2015 acquisition of Sikorsky, partially offset by fewer helicopter deliveries.

Service Sales

Service sales decreased $72 million, or 4%, in the quarter ended March 26, 2017 compared to the same period in 2016. The decrease in service sales is primarily due to lower sales of approximately $75 million at RMS, primarily due to contract timing of services revenue (primarily Cyber, Ship & Advanced Technologies and C4ISR & Undersea Systems & Sensors (C4USS)) and lower sustainment activities at Sikorsky.

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

	Quarters Ended

	March 26, 2017	March 27, 2016

Cost of sales - products	$(8,687)	$(7,887)
% of product sales	91.3%	90.1%
Cost of sales - services	(1,376)	(1,437)
% of service sales	89.1%	88.9%
Severance charges	—	(80)
Other unallocated, net	159	131

Total cost of sales	$(9,904)	$(9,273)

The following discussion of material changes in our consolidated cost of sales for products and services should be read in tandem with the preceding discussion of changes in our consolidated net sales and our business segment results of operations. We have not identified any developing trends in cost of sales for products and services that would have a material impact on our future operations.

Product Costs

Product costs increased $800 million, or 10%, during the quarter ended March 26, 2017 compared to the same period in 2016. The increase is primarily due to higher product costs of approximately $300 million at RMS, approximately $245 million at Aeronautics, and approximately $205 million at Space Systems. The increase at RMS was primarily attributable to certain adjustments recorded in 2016 required to account for the November 6, 2015 acquisition of Sikorsky, and recording a $120 million charge for a loss contract related to performance matters on the international contract, EADGE-T, partially offset by fewer helicopter deliveries. Higher product costs at Aeronautics was primarily due to increased volume on aircraft production for the F-35 program. The increase at Space Systems was primarily attributable to product costs generated by AWE, which we began consolidating in the third quarter of 2016.

Service Costs

Service costs decreased $61 million, or 4%, during the quarter ended March 26, 2017 compared to the same period in 2016, primarily due to lower service costs of approximately $90 million at RMS, partially offset by an increase in service costs of approximately $20 million at Aeronautics. The decrease at RMS is primarily due to contract timing of services costs (primarily Cyber, Ship & Advanced Technologies and C4USS) and lower sustainment activities at Sikorsky. Higher service costs at Aeronautics were primarily due to increased sustainment activities (primarily the F-35 program).

Restructuring Charges

During the quarter ended March 27, 2016, we recorded severance charges totaling approximately $80 million related to our Aeronautics business segment. The charges consisted of severance costs associated with the planned elimination of certain positions through either voluntary or involuntary actions. Upon separation, terminated employees received lump-sum severance payments primarily based on years of service. As of March 26, 2017, we have substantially fulfilled our severance obligation associated with these actions.

Other Unallocated, Net

Other unallocated, net primarily includes the FAS/CAS pension adjustment as described in the “Business Segment Results of Operations” section below, stock-based compensation and other corporate costs. These items are not allocated to the business segments and, therefore, are excluded from the cost of sales for products and services. Other unallocated, net was $159 million and $131 million of income during the quarters ended March 26, 2017 and March 27, 2016. The increase was primarily attributable to general corporate overhead costs reclassified during the quarter ended March 27, 2016 from the former IS&GS business to other unallocated, net, partially offset by fluctuations in other costs associated with various corporate items, none of which were individually significant.

Other (Expense) Income, Net

Other (expense) income, net primarily includes our share of earnings or losses from equity method investees. During the quarter ended March 26, 2017, we recorded $4 million of other expense, net, compared to $63 million of other income, net in the same period in 2016. The decrease was primarily due to our portion of a noncash asset impairment charge related to certain long-lived assets held by an international equity method investee of approximately $64 million, which was recorded at our corporate office, as discussed in the “Business Segment Results of Operations” section below.

Interest Expense

Interest expense was $155 million during the quarter ended March 26, 2017, compared to $165 million in the same period in 2016. Lower interest expense resulted primarily from our scheduled repayment of $952 million of debt during 2016.

Income Tax Expense

Our effective income tax rates were 23.3% and 18.9% during the quarters ended March 26, 2017 and March 27, 2016, respectively. The rates for both periods benefited from tax deductions for U.S. manufacturing activities, dividends paid to our defined contribution plans with an employee stock ownership plan feature, tax benefits of employee equity awards, and the research and development tax credit. The tax benefits of employee equity awards reduced our effective tax rate for the quarters ended March 26, 2017 and March 27, 2016 by 6.2 and 10.4 percentage points, respectively.

Future changes in tax law could significantly impact our provision for income taxes, the amount of taxes payable, and our deferred tax asset and liability balances. Recent proposals to lower the U.S. corporate income tax rate would require us to reduce our net deferred tax assets upon enactment of new tax legislation, with a corresponding material, one-time, non-cash increase in income tax expense, but our income tax expense and payments would be materially reduced in subsequent years. Our net deferred tax assets were $6.5 billion and $6.6 billion at March 26, 2017 and December 31, 2016, based on a 35% Federal statutory income tax rate, and primarily relate to our postretirement benefit plans. If legislation reducing the Federal statutory income tax rate to 15% had been enacted at March 26, 2017, our net deferred tax assets would have been reduced by $3.7 billion and we would have recorded a corresponding one-time, non-cash increase in income tax expense of $3.7 billion. This additional expense would be less if the legislation phased in the tax rate reduction or if the final rate was higher than 15%. The amount of net deferred tax assets will change periodically based on several factors, including the measurement of our postretirement benefit plan obligations and actual cash contributions to our postretirement benefit plans.

Net Earnings from Continuing Operations

We reported net earnings from continuing operations of $763 million ($2.61 per share) during the quarter ended March 26, 2017, compared to $806 million ($2.61 per share) during the quarter ended March 27, 2016. Both net earnings and earnings per share from continuing operations were affected by the factors mentioned above.

Net Earnings from Discontinued Operations

We reported net earnings from discontinued operations of $92 million ($0.30 per share) during the quarter ended March 27, 2016 related to our IS&GS business, which was divested on August 16, 2016.

Net Earnings

We reported net earnings of $763 million ($2.61 per share) during the quarter ended March 26, 2017, compared to $898 million ($2.91 per share) during the quarter ended March 27, 2016.

BUSINESS SEGMENT RESULTS OF OPERATIONS

We operate in four business segments: Aeronautics, Missiles and Fire Control (MFC), Rotary and Mission Systems (RMS) and Space Systems. We organize our business segments based on the nature of the products and services offered. Our historical operating results reflect the reclassification of our former IS&GS business to discontinued operations.

Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation. Under the equity method of accounting for nonconsolidated ventures and investments, we include our share of the operating profit related to these ventures in operating profit of our business segments as the operating activities of equity method investees are closely aligned with the operations of our business segments. United Launch Alliance (ULA), which is part of our Space Systems business segment, is our primary equity method investee. Operating profit of our business segments excludes the FAS/CAS pension adjustment described below; expense for stock-based compensation; the effects of items not considered part of management’s evaluation of segment operating performance, such as charges related to goodwill impairments and significant severance actions; gains or losses from divestitures; the effects of certain legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. See “Note 9 – Other” included in our Notes to Consolidated Financial Statements (under the caption “Changes in Estimates”) for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.

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

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended

	March 26, 2017	March 27, 2016

Net sales
Aeronautics	$4,106	$3,799
Missiles and Fire Control	1,489	1,434
Rotary and Mission Systems	3,101	3,004
Space Systems	2,361	2,131

Total net sales	$11,057	$10,368

Operating profit
Aeronautics	$436	$420
Missiles and Fire Control	219	221
Rotary and Mission Systems	108	229
Space Systems	288	244

Total business segment operating profit	1,051	1,114

Unallocated items
FAS/CAS pension adjustment
FAS pension expense	(345)	(251)
Less: CAS pension cost	562	475

FAS/CAS pension adjustment	217	224
Stock-based compensation	(44)	(44)
Severance charges	—	(80)
Other, net (a) (b)	(75)	(56)

Total unallocated items	98	44

Total consolidated operating profit	$1,149	$1,158

(a)	In the first quarter of 2017, we recognized a $64 million charge, which represents our portion of a noncash asset impairment charge recorded by an international equity method investee. See “Note 9 – Other” (under the caption “Equity Method Investee Impairment”) included in our Notes to Consolidated Financial Statements for more information.
(b)	As a result of the IS&GS divestiture in August 2016, we reclassified $35 million of general corporate overhead costs incurred in the first quarter of 2016 and previously allocated to the IS&GS business segment. These costs were not reported as discontinued operations because they were not directly attributable to the IS&GS business and will continue to be incurred by us. See “Note 3 – Divestitures” for more information.

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

As previously disclosed, we have a program to design, integrate, and install an air missile defense C4I systems for an international customer that has experienced performance matters and for which we have periodically accrued reserves. During the quarter ended March 26, 2017, we revised our estimated costs to complete the program, EADGE-T, as a consequence of ongoing performance matters and recorded an additional charge of $120 million ($74 million or $0.25 per share, after tax) at the RMS business segment. As of March 26, 2017, we have recorded cumulative losses, including reserves, of approximately $260 million on this program. We are continuing to monitor the viability of the program and the available options and could record additional charges in future periods. However, based on the reserves already accrued and our current estimate of the costs to complete the program, at this time we do not anticipate that additional charges, if any, would be material.

Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, net of state income taxes, increased segment operating profit by approximately $290 million and $360 million during the quarters ended March 26, 2017 and March 27, 2016, respectively.

Aeronautics

Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended

	March 26, 2017	March 27, 2016

Net sales	$4,106	$3,799
Operating profit	436	420
Operating margin	10.6%	11.1%

Aeronautics’ net sales in the first quarter of 2017 increased $307 million, or 8%, compared to the same period in 2016. The increase was primarily attributable to higher net sales of approximately $355 million for the F-35 program due to increased volume on aircraft production and sustainment activities; and about $60 million for the F-16 program due to higher volume on aircraft modernization programs. These increases were partially offset by a decrease of approximately $100 million for the C-5 program due to one less aircraft delivery and lower sustainment activities.

Aeronautics’ operating profit in the first quarter of 2017 increased $16 million, or 4%, compared to the same period in 2016. Operating profit increased approximately $60 million for the F-35 program due to increased volume on aircraft production and sustainment activities and higher risk retirements. This increase was partially offset by a decrease of about $25 million for various programs due to lower profit booking rate adjustments and establishment of a reserve; and approximately $10 million due to lower equity earnings from investees.

Adjustments not related to volume, including net profit booking rate adjustments, were about $15 million higher in the first quarter of 2017 compared to the same period in 2016.

Trends

We expect Aeronautics’ 2017 net sales to increase in the low-double digit percentage range as compared to 2016 due to increased volume on the F-35 program. Operating profit is expected to increase at a slightly lower percentage range, driven by the increased volume on the F-35 program, partially offset by contract mix that results in a slight decrease in operating margins between years.

Missiles and Fire Control

Summary operating results for our MFC business segment were as follows (in millions):

	Quarters Ended

	March 26, 2017	March 27, 2016

Net sales	$1,489	$1,434
Operating profit	219	221
Operating margin	14.7%	15.4%

MFC’s net sales in the first quarter of 2017 increased $55 million, or 4%, compared to the same period in 2016. The increase was attributable to higher net sales of approximately $60 million for air and missile defense programs due to increased deliveries on certain programs (primarily Patriot Advanced Capability (PAC-3)); and about $60 million for fire control programs (primarily LANTIRN® and SNIPER®) due to increased deliveries. These increases were partially offset by a decrease of $50 million for tactical missiles programs (primarily Precision Fires) due to fewer deliveries.

MFC’s operating profit in the first quarter of 2017 was comparable to profit in the same period of 2016. Operating profit decreased approximately $25 million for tactical missiles programs due to lower risk retirements and fewer deliveries (primarily Precision Fires). This decrease was partially offset by an increase of about $25 million for higher risk retirements and increased deliveries on fire control programs (LANTIRN® and SNIPER®) and air and missile defense programs (PAC-3).

Adjustments not related to volume, including net profit booking rate adjustments, in the first quarter of 2017 were comparable to the same period in 2016.

Trends

We expect MFC’s net sales to increase in the mid-single digit percentage range in 2017 as compared to 2016 driven primarily by our air and missile defense programs. Operating profit is expected to be flat or increase slightly. Accordingly, operating profit margin is expected to decline from 2016 levels as a result of contract mix and fewer risk retirements in 2017 compared to 2016.

Rotary and Mission Systems

Summary operating results for our RMS business segment were as follows (in millions):

	Quarters Ended

	March 26, 2017	March 27, 2016

Net sales	$3,101	$3,004
Operating profit	108	229
Operating margin	3.5%	7.6%

RMS’ net sales in the first quarter of 2017 increased $97 million, or 3%, compared to the same period in 2016. The increase was primarily attributable to higher net sales of about $280 million due to certain adjustments recorded in 2016 required to account for the November 6, 2015 acquisition of Sikorsky. This increase was partially offset by a net decrease of approximately $100 million primarily driven by fewer deliveries of helicopters, and a decrease of about $65 million at C4USS programs and training and logistics services programs due to volume.

RMS’ operating profit in the first quarter of 2017 decreased $121 million, or 53%, compared to the same period in 2016. Operating profit decreased about $110 million for C4USS programs due to a $120 million charge for performance matters on the international contract, EADGE-T and about $25 million for training and logistics services programs due to lower risk retirements. These decreases were partially offset by an increase of about $35 million for Sikorsky due to certain adjustments recorded in the first quarter of 2017 and 2016 required to account for the November 6, 2015 acquisition of Sikorsky and amortization of intangible assets, partially offset by a decrease of about $20 million primarily driven by fewer deliveries of helicopters and lower equity earnings from investees.

Adjustments not related to volume, including net profit booking rate adjustments, were about $115 million lower in the first quarter of 2017 compared to the same period in 2016.

Trends

We expect RMS’ 2017 net sales to increase in the low-single digit percentage range compared to 2016. Operating profit is also expected to increase in the low-single-digit percentage range due to a reduction in certain purchase accounting adjustments that were attributable to the Sikorsky acquisition, offset by a charge recorded in the first quarter of 2017 for performance matters on the international contract EADGE-T, resulting in comparable operating profit margins between years.

Space Systems

Summary operating results for our Space Systems business segment were as follows (in millions):

	Quarters Ended

	March 26, 2017	March 27, 2016

Net sales	$2,361	$2,131
Operating profit	288	244
Operating margin	12.2%	11.5%

Space Systems’ net sales in the first quarter of 2017 increased $230 million, or 11%, compared to the same period in 2016. The increase was attributable to approximately $325 million due to net sales from AWE, which we began consolidating in the third quarter of 2016. This increase was partially offset by a decrease of $35 million for the Orion program due to lower volume; and a decrease of $25 million for government satellite programs (primarily Advanced Extremely High Frequency (AEHF) and Mobile User Objective System (MUOS)) due to decreased volume.

Space Systems’ operating profit in the first quarter of 2017 increased $44 million, or 18%, compared to the same period in 2016. Operating profit increased about $40 million due to increased equity earnings from an investee (ULA).

Adjustments not related to volume, including net profit booking rate adjustments, were about $25 million higher in the first quarter of 2017 compared to the same period in 2016.

Total equity earnings recognized by Space Systems (primarily ULA) represented approximately $80 million, or 28%, of this business segment’s operating profit during the quarter ended March 26, 2017, compared to approximately $50 million, or 20%, during the quarter ended March 27, 2016.

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

We have generated strong operating cash flows, which have been the primary source of funding for our operations, capital expenditures, debt service and repayments, dividends, share repurchases and postretirement benefit plan contributions. The total remaining authorization for future common share repurchases under our share repurchase program was $3.0 billion as of March 26, 2017.

We expect our cash from operations will continue to be sufficient to support our operations and anticipated capital expenditures for the foreseeable future. However, we expect to continue to issue commercial paper backed by our revolving credit facility to manage the timing of our cash flows. As described in the “Capital Resources” section below, we have financing resources available to fund potential cash outflows that are less predictable or more discretionary, should they occur. We also have access to credit markets, if needed, for liquidity or general corporate purposes, including our revolving credit facility or the ability to issue commercial paper, and letters of credit to support customer advance payments and for other trade finance purposes such as guaranteeing our performance on particular contracts.

The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	Quarters Ended

	March 26, 2017	March 27, 2016

Cash and cash equivalents at beginning of year	$1,837	$1,090
Operating activities
Net earnings	763	898
Non-cash adjustments	329	439
Changes in working capital	(164)	(263)
Other, net	738	593

Net cash provided by operating activities	1,666	1,667
Net cash used for investing activities	(166)	(147)
Net cash used for financing activities	(1,121)	(1,158)

Net change in cash and cash equivalents	379	362

Cash and cash equivalents at end of period	$2,216	$1,452

Operating Activities

Net cash provided by operating activities during the quarter ended March 26, 2017 was comparable to the same period in 2016. Net cash provided by operating activities during the quarter ended March 26, 2017 included lower net earnings, partially offset by a decrease of $99 million in cash used for changes in working capital. The change in working capital is defined as receivables and inventories less accounts payable and customer advances and amounts in excess of costs incurred. The change in working capital was largely driven by timing of payments for accounts payable; partially offset by timing of cash receipts for receivables and higher inventory.

Investing Activities

Net cash used for investing activities increased $19 million during the quarter ended March 26, 2017, compared to the same period in 2016 due to an increase in capital expenditures. Capital expenditures amounted to $170 million and $151 million during the quarters ended March 26, 2017 and March 27, 2016, respectively. The majority of our capital expenditures were for equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.

Financing Activities

Net cash used in financing activities was $1.1 billion during the quarter ended March 26, 2017, as compared to $1.2 billion in the same period in 2016. Net cash used in financing activities during the quarters ended March 26, 2017 and March 27, 2016 were driven by share repurchases and dividend payments. We paid $500 million and $501 million to repurchase 1.9 million and 2.4 million shares of our common stock during the quarters ended March 26, 2017 and March 27, 2016, respectively. During the quarter ended March 26, 2017, we paid dividends totaling $544 million ($1.82 per share), as compared to $533 million ($1.65 per share) in the same period in 2016.

Cash received from the issuance of our common stock in connection with employee stock option exercises during the quarters ended March 26, 2017 and March 27, 2016 totaled $31 million and $28 million, respectively. Those exercises resulted in the issuance of 0.3 million shares of our common stock during each quarter.

Capital Resources

At March 26, 2017, we held cash and cash equivalents of $2.2 billion, of which approximately $390 million was held outside of the U.S. by our foreign subsidiaries. Although those balances are generally available to fund ordinary business operations without legal or other restrictions, a significant portion is not immediately available to fund U.S. operations unless repatriated. Our intention is to permanently reinvest earnings from our foreign subsidiaries. While we do not intend to do so, if this cash had been repatriated at March 26, 2017, the amount of additional U.S. federal income tax that would be due after considering foreign tax credits would not be significant.

Our outstanding debt, net of unamortized discounts and issuance costs, was $14.3 billion as of March 26, 2017 and mainly is in the form of publicly-issued notes that bear interest at fixed rates. As of March 26, 2017, we were in compliance with all covenants contained in our debt and credit agreements. There were no material changes during the quarter ended March 26, 2017 to our contractual commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2016 Form 10-K that were outside the ordinary course of our business.

At March 26, 2017, we had a $2.5 billion revolving credit facility (the 5-year Facility) with various banks which expires on October 9, 2021 and is available for general corporate purposes. The undrawn portion of the 5-year Facility is also available to serve as a backup facility for the issuance of commercial paper. We may request and the banks may grant, at their discretion, an increase in the borrowing capacity under the 5-year Facility of up to an additional $500 million. There were no borrowings outstanding under the 5-year Facility as of March 26, 2017.

We have agreements in place with financial institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding as of March 26, 2017. However, we expect to continue to issue commercial paper backed by our credit facility to manage the timing of our cash flows.

Our total equity was $1.6 billion at March 26, 2017, a decrease of $21 million from December 31, 2016. The decrease was primarily attributable to dividends declared of $531 million and the repurchase of 1.9 million shares for $500 million, partially offset by net earnings of $763 million, $205 million in postretirement benefit plan amortization expense and gains, and $30 million in stock-based awards and employee stock ownership plan (ESOP) activity. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings. Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess purchase price over par value of $469 million recorded as a reduction of retained earnings during the quarter ended March 26, 2017.

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

On November 2, 2016, the U.S. Government unilaterally issued a contract (referred to as LRIP 9) to purchase 57 F-35 aircraft. We have reached an agreement in principle and continue to execute on the LRIP 9 contract and the F-35 program.

In January 2017, Defense Secretary Mattis ordered a review of the F-35 program, including a comparison review of the F-35C carrier variant with a fourth generation alternative. Our Chairman, President and Chief Executive Officer continues to have discussions with the new Presidential Administration on the importance of the F-35 program and our commitment to cut costs. However, we may continue to face pressure to reduce costs from the new Presidential Administration relating to the F-35 program and ongoing contract negotiations.

Operationally, the U.S. Government continues to complete various tests, including ship trials, mission system evaluations and weapons testing, and the F-35 aircraft fleet recently surpassed 85,000 flight hours. Progress also continues on the production of aircraft. In 2017, the program achieved a major milestone when the U.S. Navy received its first F-35C carrier variant at NAS Lemoore, California, as we continue to advance towards the U.S. Navy declaring the F-35C carrier variant ready for combat. The U.S. Marine Corps completed the deployment of 10 F-35B variants now permanently assigned to Marine Corps Air Station Iwakuni, Japan. As of March 26, 2017, we have delivered 215 production aircraft to our U.S. and international partners, including delivery of the first F-35 aircraft completed at the Italian Final Assembly and Check-Out Facility, and we have 158 production aircraft in backlog, including orders from our international partners.

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

Contingencies

See “Note 7 – Legal Proceedings and Contingencies” included in our Notes to Consolidated Financial Statements for information regarding our contingent obligations, including off-balance sheet arrangements.

Critical Accounting Policies

There have been no significant changes to the critical accounting policies we disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10-K.

Goodwill

The carrying value of our Sikorsky reporting unit included goodwill of $2.7 billion as of March 26, 2017. In our most recent annual goodwill impairment analysis, which was performed in the fourth quarter of 2016, we estimated that the fair value of our Sikorsky reporting unit exceeded its carrying value by a margin of approximately 10%. We acquired Sikorsky in November 2015 and recorded the assets acquired and liabilities assumed at fair value. Due to the acquisition and valuation, the carrying value and fair value of our Sikorsky reporting unit are currently closely aligned. Therefore, any business deterioration, contract cancelations or terminations, or negative changes in market factors could cause our sales, earnings and cash flows to decline below current projections. Similarly, market factors utilized in the impairment analysis, including long-term growth rates, discount rates and relevant comparable public company earnings multiples and transaction multiples, could negatively impact the fair value of our reporting units. Based on our assessment of these circumstances, we have determined that our Sikorsky reporting unit is at risk of a future goodwill impairment should there be deterioration of projected cash flows, negative changes in market factors or a significant increase in the carrying value of the reporting unit.

Intangible assets

The carrying value of our Sikorsky indefinite-lived trademark intangible asset was $887 million as of March 26, 2017. We performed our most recent annual impairment analysis in the fourth quarter of 2016 using the relief from royalty method. The results indicated that the fair value of this intangible asset approximated its carrying value and no impairment existed. As discussed above in the Goodwill section, the carrying value and fair value of our Sikorsky reporting unit are currently closely aligned due to the recent acquisition of Sikorsky. Therefore, any business deterioration, contract cancelations or terminations, or negative changes in market factors could cause our sales to decline below current projections. Based on our assessment of these circumstances, we have determined that our Sikorsky trademark intangible asset is at risk of a future impairment.

Recent Accounting Pronouncements

See “Note 9 – Other” included in our Notes to Consolidated Financial Statements (under the caption “Recent Accounting Pronouncements”) for information related to new accounting standards.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

As disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2016, we transact business globally and are subject to risks associated with changing foreign currency exchange rates. We enter into foreign currency hedges such as forward and option contracts that change in value as foreign currency exchange rates change. Our other exposures to market risk have not changed materially since December 31, 2016. See “Note 8 – Fair Value Measurements” included in our Notes to Consolidated Financial Statements for additional discussion.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 26, 2017. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective due to the existence of a previously reported material weakness in internal control over financial reporting at Sikorsky Aircraft Corporation which we acquired on November 6, 2015 and which operates as a business unit of our Rotary and Mission Systems business segment. The material weakness was identified and discussed in “Part II – Item 9A – Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2016.

Notwithstanding the identified material weakness, management, including our CEO (principal executive officer) and CFO (principal financial officer), believes the consolidated financial statements included in this Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Description of Material Weakness

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on this assessment, because of the effect of the material weakness at Sikorsky Aircraft Corporation, as described in the following paragraph, management concluded that a material weakness existed in Lockheed Martin’s internal control over financial reporting and as a result, management determined that Lockheed Martin’s internal control over financial reporting was not effective as of December 31, 2016. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements could occur but will not be prevented or detected on a timely basis.

Sikorsky was acquired on November 6, 2015 and generated about 10% of our total net sales for the year ended December 31, 2016. Prior to 2016, Sikorsky was not included in assessments of the effectiveness of our internal control over financial reporting as the Securities and Exchange Commission (SEC) rules provide companies one year to assess controls at an acquired entity. Accordingly, during fiscal 2016, we performed our first comprehensive assessment of the design and effectiveness of internal controls at Sikorsky and determined that Sikorsky’s internal control over financial reporting was ineffective as of December 31, 2016. Specifically, Sikorsky did not adequately identify, design and implement appropriate process-level controls for its processes, including Sikorsky’s contract accounting / sales recognition processes, inventory accounting process and payroll process and appropriate information technology controls for its information technology systems. There were no material errors in the financial results or balances identified as a result of the control deficiencies, and there was no restatement of prior period financial statements and no change in previously released financial results were required as the result of these control deficiencies.

Remediation Efforts to Address Material Weakness

Management has and will continue to enhance the risk assessment process and design of internal control over financial reporting at Sikorsky. This includes initiation of compensating controls and enhanced and revised design of existing financial reporting controls, information technology applications and procedures at Sikorsky. We have developed our remediation plan and started implementing these changes. We expect to begin testing those enhanced controls and procedures already implemented in the second quarter of 2017, and anticipate that the entire remediation plan will be implemented by the third quarter of 2017. The material weakness will not be considered remediated until the process-level controls and information technology controls effectively operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2017.

Changes in Internal Control Over Financial Reporting

Other than the steps taken to work towards the remediation of the material weakness identified above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a - 15(d) and 15d - 15(d) of the Exchange Act that occurred during the quarter ended March 26, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements

This Form 10-Q contains statements that, to the extent they are not recitations of historical fact, constitute forward-looking statements within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “scheduled,” “forecast” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results may differ materially due to factors such as:

●	our reliance on contracts with the U.S. Government, all of which are conditioned upon the availability of funding and can be terminated by the U.S. Government for convenience, and our ability to negotiate favorable contract terms;
●	budget uncertainty and the potential for a government shutdown; affordability initiatives; the implementation of automatic sequestration under the Budget Control Act of 2011 or Congressional actions intended to replace sequestration;
●	risks related to the development, production, performance, schedule, cost and requirements of complex and technologically advanced programs including our largest, the F-35 program;
●	economic, industry, business and political conditions (domestic and international) including their effects on governmental policy;
●	our success expanding into and doing business in adjacent markets and internationally; the differing risks posed by international sales, including those involving commercial relationships with unfamiliar customers and different cultures; that in some instances our ability to recover investments is dependent upon the successful operation of ventures that we do not control; and changes in foreign national priorities, and foreign government budgets;
●	the competitive environment for our products and services, including increased pricing pressures in our remaining services businesses, competition from outside the aerospace and defense industry, and increased bid protests;
●	planned production rates for significant programs; compliance with stringent performance and reliability standards; materials availability;
●	the performance and financial viability of key suppliers, teammates, ventures, venture partners, subcontractors and customers;
●	the timing and customer acceptance of product deliveries;
●	our ability to continue to innovate and develop new products and to attract and retain key personnel and transfer knowledge to new personnel; the impact of work stoppages or other labor disruptions;
●	the impact of cyber or other security threats or other disruptions to our businesses;
●	our ability to implement and continue capitalization changes such as share repurchase activity and payment of dividends, pension funding as well as the pace and effect of any such capitalization changes;
●	our ability to recover certain costs under U.S. Government contracts and changes in contract mix;
●	the accuracy of our estimates and projections and the potential impact of changes in U.S. or foreign tax laws;
●	movements in interest rates and other changes that may affect pension plan assumptions, equity, the level of the FAS/CAS adjustment and actual returns on pension plan assets;
●	realizing the anticipated benefits of acquisitions or divestitures, ventures, teaming arrangements or internal reorganizations, and our efforts to increase the efficiency of our operations and improve the affordability of our products and services;
●	the ability to realize synergies and other expected benefits of the Sikorsky acquisition; remediation of the material weakness in internal control over financial reporting related to Sikorsky;
●	risk of a future impairment of goodwill, investments or other long-term assets, including the potential impairment of goodwill, intangible assets and inventory, recorded as a result of the Sikorsky acquisition, if Sikorsky does not perform as expected, or if demand for Sikorsky’s products is adversely impacted by global economic conditions including oil and gas trends;

●	risks related to the achievement of the intended benefits and tax treatment of the divestiture of our former IS&GS business;
●	the adequacy of our insurance and indemnities;
●	the effect of changes in (or the interpretation of): legislation, regulation or policy, including those applicable to procurement (including competition from fewer and larger prime contractors), cost allowability or recovery, accounting, taxation, or export; and
●	the outcome of legal proceedings, bid protests, environmental remediation efforts, government investigations or government allegations that we have failed to comply with law, other contingencies and U.S. Government identification of deficiencies in our business systems.

These are only some of the factors that may affect forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see our filings with the U.S. Securities and Exchange Commission (SEC) including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and this Form 10-Q. Our filings may be accessed through the Investor Relations page of our website, www.lockheedmartin.com/investor, or through the website maintained by the SEC at www.sec.gov.

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

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

We are a party to or have property subject to litigation and other proceedings that arise in the ordinary course of our business, including matters arising under provisions relating to protection of the environment, and are subject to contingencies related to certain businesses we previously owned. These types of matters could result in fines, penalties, compensatory or treble damages or non-monetary sanctions or relief. We believe the probability is remote that the outcome of these matters will have a material adverse effect on the Corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular interim reporting period. We cannot predict the outcome of legal or other proceedings with certainty. These matters include the proceedings summarized in “Note 7 – Legal Proceedings and Contingencies” included in our Notes to Consolidated Financial Statements and “Note 14 – Legal Proceedings, Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K) filed with the U.S. Securities and Exchange Commission.

We are subject to federal, state, local and foreign requirements for protection of the environment, including those for discharge of hazardous substances and remediation of contaminated sites. As a result, we are a party to or have our property subject to various lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in us being involved with related legal proceedings, claims and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Note 7 – Legal Proceedings and Contingencies” included in our Notes to Consolidated Financial Statements. See also “Critical Accounting Policies – Environmental Matters” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 14 – Legal Proceedings, Commitments and Contingencies”, each in our 2016 Form 10-K for a description of previously reported matters.

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

ITEM 1A.  Risk Factors.

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. “Item 1A. Risk Factors” of our 2016 Form 10-K describes some of the risks and uncertainties associated with our business, including U.S. Government funding constraints, as further described in the “Industry Considerations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. These risks and uncertainties have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. We do not believe that there have been any material changes to the risk factors disclosed in our 2016 Form 10-K.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities in the first quarter of 2017.

The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 in the first quarter of 2017.

Period (a)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Amount Available for Future Share Repurchases Under the Plans or Programs (b)

				(in millions)
January 1, 2017 – January 29, 2017	1,205,900	$ 254.10	798,239	$ 3,301
January 30, 2017 – February 26, 2017	629,915	$ 258.21	616,684	$ 3,142
February 27, 2017 – March 26, 2017	513,073	$ 268.53	513,073	$ 3,004
Total	2,348,888(c)	$ 258.36	1,927,996

(a)	We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, February 26, 2017 was the last day of our February 2017 fiscal month.
(b)	In October 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. On September 22, 2016, our Board of Directors authorized a $2.0 billion increase to the program. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans. The program does not have an expiration date.
(c)	In the first quarter of 2017, the total number of shares purchased included 420,892 shares that were transferred to us by employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock units and performance stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the program.

ITEM 6.  Exhibits.

Exhibit No.	Description

10.1	Lockheed Martin Corporation Amended and Restated 2006 Management Incentive Compensation Plan (Performance-Based), amended and restated effective January 1, 2017

10.2	Form of Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan

10.3	Form of Performance Stock Unit Award Agreement (2017 to 2019 Performance Period) under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan

10.4	Form of Long-Term Incentive Performance Award Agreement (2017 to 2019 Performance Period) under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan

12	Computation of Ratio of Earnings to Fixed Charges

15	Acknowledgment of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Marillyn A. Hewson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Bruce L. Tanner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Marillyn A. Hewson and Bruce L. Tanner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: April 26, 2017	By:	/s/ Brian P. Colan
Brian P. Colan
Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)