Form 10-Q
period 2017-06-25
LOCKHEED MARTIN CORP
filed 2017-07-20
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 25, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐NO ☒

There were 287,990,865 shares of our common stock, $1 par value per share, outstanding as of June 25, 2017.

Lockheed Martin Corporation

Form 10-Q

For the Quarterly Period Ended June 25, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Lockheed Martin Corporation

Consolidated Statements of Earnings

(unaudited; in millions, except per share data)

	Quarters Ended		Six Months Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Net sales
Products	$10,828	$9,815	$20,341	$18,567
Services	1,857	1,762	3,401	3,378
Total net sales	12,685	11,577	23,742	21,945

Cost of sales
Products	(9,751)	(8,873)	(18,438)	(16,760)
Services	(1,658)	(1,571)	(3,034)	(3,008)
Severance charges	—	—	—	(80)
Other unallocated, net	149	97	308	228
Total cost of sales	(11,260)	(10,347)	(21,164)	(19,620)
Gross profit	1,425	1,230	2,578	2,325
Other income, net	60	145	56	208
Operating profit	1,485	1,375	2,634	2,533
Interest expense	(160)	(165)	(315)	(330)
Other non-operating (expense) income, net	(2)	—	(1)	1
Earnings from continuing operations before income taxes	1,323	1,210	2,318	2,204
Income tax expense	(381)	(311)	(613)	(499)
Net earnings from continuing operations	942	899	1,705	1,705
Net earnings from discontinued operations	—	122	—	214
Net earnings	$942	$1,021	$1,705	$1,919

Earnings per common share
Basic
Continuing operations	$3.27	$2.97	$5.90	$5.61
Discontinued operations	—	0.40	—	0.71
Basic earnings per common share	$3.27	$3.37	$5.90	$6.32
Diluted
Continuing operations	$3.23	$2.93	$5.84	$5.54
Discontinued operations	—	0.39	—	0.69
Diluted earnings per common share	$3.23	$3.32	$5.84	$6.23

Cash dividends paid per common share	$1.82	$1.65	$3.64	$3.30

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Comprehensive Income

(unaudited; in millions)

	Quarters Ended		Six Months Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Net earnings	$942	$1,021	$1,705	$1,919
Other comprehensive income, net of tax
Postretirement benefit plans
Amounts reclassified from accumulated other comprehensive loss	200	173	402	346
Other comprehensive gain recognized during the period	—	—	3	—
Other, net	55	(23)	60	(6)
Other comprehensive income, net of tax	255	150	465	340
Comprehensive income	$1,197	$1,171	$2,170	$2,259

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Balance Sheets

(in millions, except par value)

	June 25, 2017	December 31, 2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,452	$1,837
Receivables, net	8,762	8,202
Inventories, net	4,941	4,670
Other current assets	411	399
Total current assets	16,566	15,108

Property, plant and equipment, net	5,532	5,549
Goodwill	10,780	10,764
Intangible assets, net	3,944	4,093
Deferred income taxes	6,332	6,625
Other noncurrent assets	5,557	5,667
Total assets	$48,711	$47,806

Liabilities and equity
Current liabilities
Accounts payable	$2,554	$1,653
Customer advances and amounts in excess of costs incurred	6,460	6,776
Salaries, benefits and payroll taxes	1,796	1,764
Other current liabilities	2,831	2,349
Total current liabilities	13,641	12,542

Long-term debt, net	14,283	14,282
Accrued pension liabilities	13,960	13,855
Other postretirement benefit liabilities	859	862
Other noncurrent liabilities	4,619	4,659
Total liabilities	47,362	46,200

Stockholders’ equity
Common stock, $1 par value per share	286	289
Additional paid-in capital	—	—
Retained earnings	12,616	13,324
Accumulated other comprehensive loss	(11,637)	(12,102)
Total stockholders’ equity	1,265	1,511
Noncontrolling interests in subsidiary	84	95
Total equity	1,349	1,606
Total liabilities and equity	$48,711	$47,806

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Cash Flows

(unaudited; in millions)

	Six Months Ended
	June 25, 2017	June 26, 2016
Operating activities
Net earnings	$ 1,705	$ 1,919
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	581	593
Stock-based compensation	101	97
Severance charges	—	99
Changes in assets and liabilities
Receivables, net	(560)	(1,214)
Inventories, net	(271)	(233)
Accounts payable	940	806
Customer advances and amounts in excess of costs incurred	(316)	239
Postretirement benefit plans	685	515
Income taxes	3	237
Other, net	342	82
Net cash provided by operating activities	3,210	3,140

Investing activities
Capital expenditures	(448)	(386)
Other, net	9	59
Net cash used for investing activities	(439)	(327)

Financing activities
Repurchases of common stock	(1,000)	(1,002)
Dividends paid	(1,069)	(1,034)
Repayments of long-term debt	—	(452)
Proceeds from stock option exercises	44	53
Other, net	(131)	(199)
Net cash used for financing activities	(2,156)	(2,634)
Net change in cash and cash equivalents	615	179
Cash and cash equivalents at beginning of period	1,837	1,090
Cash and cash equivalents at end of period	$ 2,452	$ 1,269

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Equity

(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiary	Total Equity
Balance at December 31, 2016	$ 289	$ —	$ 13,324	$ (12,102)	$ 1,511	$ 95	$ 1,606
Net earnings	—	—	1,705	—	1,705	—	1,705
Other comprehensive income, net of tax	—	—	—	465	465	—	465
Repurchases of common stock	(4)	(168)	(828)	—	(1,000)	—	(1,000)
Dividends declared	—	—	(1,585)	—	(1,585)	—	(1,585)
Stock-based awards and ESOP activity	1	168	—	—	169	—	169
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(11)	(11)
Balance at June 25, 2017	$ 286	$ —	$ 12,616	$ (11,637)	$ 1,265	$ 84	$ 1,349

Balance at December 31, 2015	$ 303	$ —	$ 14,238	$ (11,444)	$ 3,097	$ —	$ 3,097
Net earnings	—	—	1,919	—	1,919	—	1,919
Other comprehensive income, net of tax	—	—	—	340	340	—	340
Repurchases of common stock	(5)	(159)	(838)	—	(1,002)	—	(1,002)
Dividends declared	—	—	(1,519)	—	(1,519)	—	(1,519)
Stock-based awards and ESOP activity	3	159	—	—	162	—	162
Balance at June 26, 2016	$ 301	$ —	$ 13,800	$ (11,104)	$ 2,997	$ —	$ 2,997

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

We close our books and records on the last Sunday of the calendar quarter, which was on June 25 for the second quarter of 2017 and June 26 for the second quarter of 2016, to align our financial closing with our business processes. The consolidated financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods as our fiscal year ends on December 31.

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

On August 16, 2016, we completed the divestiture of our Information Systems & Global Solutions (IS&GS) business, which merged with a subsidiary of Leidos Holdings, Inc. (Leidos) in a Reverse Morris Trust transaction. Accordingly, the operating results of the IS&GS business for the quarter and six months ended June 26, 2016 have been classified as discontinued operations in the consolidated statements of earnings. However, the cash flows of the IS&GS business for the six months ended June 26, 2016 have not been reclassified in our consolidated statement of cash flows as we retained the cash as part of the transaction. See “Note 3 – Divestiture” for additional information about the divestiture of the IS&GS business.

On August 24, 2016, we increased our ownership interest in the AWE Management Limited (AWE) venture, which operates the United Kingdom’s nuclear deterrent program, from 33% to 51%. At which time, we began consolidating AWE. Consequently, our operating results for the quarter and six months ended June 25, 2017 include 100% of AWE’s sales and 51% of their operating profit. Prior to increasing our ownership interest, we accounted for our investment in AWE using the equity method of accounting. Under the equity method, we recognized only 33% of AWE’s earnings or losses and no sales. Accordingly, our operating results for the quarter and six months ended June 26, 2016 do not include any sales generated by AWE and only 33% of AWE’s net earnings.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

NOTE 2 – EARNINGS PER COMMON SHARE

The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Weighted average common shares outstanding for basic computations	288.5	303.1	289.2	303.8
Weighted average dilutive effect of equity awards	2.7	4.0	2.8	4.1
Weighted average common shares outstanding for diluted computations	291.2	307.1	292.0	307.9

We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units (RSUs) and performance stock units (PSUs) and exercise of outstanding stock options based on the treasury stock method. There were no significant anti-dilutive equity awards during the quarters and six months ended June 25, 2017 or June 26, 2016.

NOTE 3 – DIVESTITURE

Divestiture of the Information Systems & Global Solutions Business

On August 16, 2016, we completed the divestiture of our IS&GS business, which merged with a subsidiary of Leidos, in a Reverse Morris Trust transaction (the “Transaction”). The Transaction was completed in a multi-step process pursuant to which we initially contributed the IS&GS business to Abacus Innovations Corporation (Abacus), a wholly-owned subsidiary of Lockheed Martin created to facilitate the Transaction, and the common stock of Abacus was distributed to participating Lockheed Martin stockholders through an exchange offer. Under the terms of the exchange offer, Lockheed Martin stockholders had the option to exchange shares of Lockheed Martin common stock for shares of Abacus common stock. At the conclusion of the exchange offer, all shares of Abacus common stock were exchanged for 9,369,694 shares of Lockheed Martin common stock held by Lockheed Martin stockholders that elected to participate in the exchange. The shares of Lockheed Martin common stock that were exchanged and accepted were retired, reducing the number of shares of our common stock outstanding by approximately 3%. Following the exchange offer, Abacus merged with a subsidiary of Leidos, with Abacus continuing as the surviving corporation and a wholly-owned subsidiary of Leidos.

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

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

The operating results of the IS&GS business that have been reflected within net earnings from discontinued operations are as follows (in millions):

	Quarter Ended	Six Months Ended
	June 26, 2016	June 26, 2016
Net sales	$ 1,337	$ 2,671
Cost of sales	(1,143)	(2,318)
Severance charges	—	(19)
Gross profit	194	334
Other expense, net	(3)	(4)
Operating profit	191	330
Interest expense	(1)	—
Earnings from discontinued operations before income taxes	190	330
Income tax expense	(68)	(116)
Net earnings from discontinued operations	$ 122	$ 214

The operating results of the IS&GS business reported as discontinued operations for the quarter and six months ended June 26, 2016 are different than the results previously reported for the IS&GS business segment. Results reported within net earnings from discontinued operations only include costs that were directly attributable to the IS&GS business and exclude certain corporate overhead costs that were previously allocated to the IS&GS business. As a result, we reclassified $30 million and $65 million of corporate overhead costs incurred during the quarter and six months ended June 26, 2016 from the IS&GS business to other unallocated, net in our consolidated statements of earnings.

Additionally, we retained all assets and obligations related to the pension benefits earned by former IS&GS business salaried employees through the date of divestiture. Therefore, the non-service portion of net pension costs (e.g., interest cost, actuarial gains and losses and expected return on plan assets) for these plans have been reclassified from the operating results of the IS&GS business segment and reported as a reduction to the FAS/CAS pension adjustment. These net costs totaled $21 million and $43 million during the quarter and six months ended June 26, 2016. The service portion of pension costs related to the IS&GS business’s salaried employees that transferred to Leidos continue to be included in the operating results of the IS&GS business classified as discontinued operations because such costs will no longer be incurred by us.

As noted in the exchange offer materials distributed in connection with the Transaction, Lockheed Martin retained certain liabilities, including liabilities associated with the MTA litigation discussed in “Note 7 – Legal Proceedings and Contingencies,” and has indemnified Abacus and Leidos in connection with other liabilities associated with the IS&GS business, including certain liabilities associated with ongoing investigations by the Department of Energy and the Department of Justice (DOJ) relating to the IS&GS businesses’ involvement in the Mission Support Alliance, LLC (MSA) joint venture that manages and operates the Hanford Nuclear site for the Department of Energy. The DOJ has issued a number of Civil Investigative Demands to MSA, Lockheed Martin and the subsidiary of Lockheed Martin that performed information technology services for MSA, as well as current and former employees of each of these entities, and is continuing its False Claims Act investigation into matters involving MSA and the IS&GS business. The DOJ also is conducting a parallel criminal investigation. The investigations relate primarily to certain information technology services performed by a subsidiary of Lockheed Martin under a fixed price/fixed unit rate subcontract to MSA. In the event that the DOJ were to pursue a claim in connection with the ongoing MSA investigation, through the indemnification provisions agreed to as part of the Transaction, Lockheed Martin and Leidos have allocated liabilities between themselves.

Financial information related to the IS&GS business’s cash flows, such as depreciation and amortization, capital expenditures, and other non-cash items included in our consolidated statement of cash flows for the six months ended June 26, 2016 were not significant.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

NOTE 4 – INFORMATION ON BUSINESS SEGMENTS

We operate in four business segments: Aeronautics, Missiles and Fire Control (MFC), Rotary and Mission Systems (RMS) and Space Systems. We organize our business segments based on the nature of the products and services offered.

The financial information in the following tables excludes businesses included in discontinued operations for all periods presented and includes the results of businesses we have acquired from their respective acquisition dates (see “Note 1 – Basis of Presentation”). Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation.

Operating profit of our business segments includes our share of earnings or losses from equity method investees as the operating activities of the equity method investees are closely aligned with the operations of our business segments. United Launch Alliance (ULA), which is part of our Space Systems business segment, is our primary equity method investee. Operating profit of our business segments excludes the FAS/CAS pension adjustment described below; expense for stock-based compensation; the effects of items not considered part of management’s evaluation of segment operating performance, such as charges related to goodwill impairments and significant severance actions; gains or losses from significant divestitures; the effects of certain legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “unallocated items” between operating profit from our business segments and our consolidated operating profit. See “Note 10 – Other” (under the caption “Changes in Estimates”) for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.

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

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Net sales
Aeronautics	$5,225	$4,375	$9,331	$8,174
Missiles and Fire Control	1,637	1,680	3,126	3,114
Rotary and Mission Systems	3,410	3,303	6,511	6,307
Space Systems	2,413	2,219	4,774	4,350
Total net sales	$12,685	$11,577	$23,742	$21,945

Operating profit
Aeronautics	$550	$478	$986	$898
Missiles and Fire Control	268	253	487	474
Rotary and Mission Systems	254	202	362	431
Space Systems	256	340	544	584
Total business segment operating profit	1,328	1,273	2,379	2,387
Unallocated items
FAS/CAS pension adjustment
FAS pension expense	(343)	(251)	(688)	(502)
Less: CAS pension cost	562	473	1,124	948
FAS/CAS pension adjustment	219	222	436	446
Stock-based compensation	(57)	(52)	(101)	(96)
Severance charges	—	—	—	(80)
Other, net (a) (b)	(5)	(68)	(80)	(124)
Total unallocated items	157	102	255	146
Total consolidated operating profit	$1,485	$1,375	$2,634	$2,533

Intersegment sales
Aeronautics	$33	$39	$65	$75
Missiles and Fire Control	85	69	149	144
Rotary and Mission Systems	547	466	986	913
Space Systems	19	36	45	69
Total intersegment sales	$684	$610	$1,245	$1,201

(a)	During the six months ended June 25, 2017, we recognized a $64 million charge, which represents our portion of a noncash asset impairment charge recorded by our equity method investee, Advanced Military Maintenance, Repair and Overhaul Center LLC. See “Note 10 – Other” (under the caption “Equity Method Investee Impairment”) for more information.

(b)	Includes $30 million and $65 million of corporate overhead costs incurred during the quarter and six months ended June 26, 2016 that were previously allocated to our former IS&GS business. See “Note 3 – Divestiture” for more information.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Total assets for each of our business segments were as follows (in millions):

	June 25, 2017	December 31, 2016
Assets
Aeronautics	$7,631	$7,896
Missiles and Fire Control	4,463	4,000
Rotary and Mission Systems	18,496	18,367
Space Systems	5,529	5,250
Total business segment assets	36,119	35,513
Corporate assets (a)	12,592	12,293
Total assets	$48,711	$47,806

(a)	Corporate assets primarily include cash and cash equivalents, deferred income taxes, environmental receivables and investments held in a separate trust to fund certain of our non-qualified deferred compensation plans.

Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented approximately 25% of our total consolidated net sales for both the quarter and six months ended June 25, 2017 and 23% of our total consolidated net sales for both the quarter and six months ended June 26, 2016.

NOTE 5 – INVENTORIES, NET

Inventories, net consisted of the following (in millions):

	June 25, 2017	December 31, 2016
Work-in-process, primarily related to long-term contracts and programs in progress	$ 7,844	$ 7,864
Spare parts, used aircraft and general stock materials	790	833
Other inventories	695	719
Total inventories	9,329	9,416
Less: customer advances and progress payments	(4,388)	(4,746)
Total inventories, net	$ 4,941	$ 4,670

NOTE 6 – POSTRETIREMENT PLANS

Our pretax net periodic benefit cost related to our qualified defined benefit pension plans and retiree medical and life insurance plans consisted of the following (in millions):

	Quarters Ended		Six Months Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Qualified defined benefit pension plans
Service cost	$205	$204	$410	$407
Interest cost	453	466	905	931
Expected return on plan assets	(602)	(666)	(1,204)	(1,333)
Recognized net actuarial losses	377	339	753	679
Amortization of prior service credits	(90)	(92)	(176)	(182)
Total net periodic benefit cost	$343	$251	$688	$502
Retiree medical and life insurance plans
Service cost	$5	$6	$10	$12
Interest cost	25	29	51	59
Expected return on plan assets	(32)	(35)	(64)	(69)
Recognized net actuarial losses	5	9	10	17
Amortization of prior service costs	4	6	7	11
Total net periodic benefit cost	$7	$15	$14	$30

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

The recognized net actuarial losses and the amortization of net prior service (credits) costs in the table above, as well as similar amounts related to our other postretirement benefit plans and prior service credits related to IS&GS, which were reclassified to discontinued operations during 2016 ($13 million and $27 million during the quarter and six months ended June 25, 2017 and $5 million and $10 million for the quarter and six months ended June 26, 2016), include amounts that were reclassified from accumulated other comprehensive loss (AOCL) and recorded as a component of net periodic benefit cost for the periods presented. These costs totaled $309 million ($200 million, net of tax) and $621 million ($402 million, net of tax) during the quarter and six months ended June 25, 2017 and $267 million ($173 million, net of tax) and $535 million ($346 million, net of tax) during the quarter and six months ended June 26, 2016, which were recorded on our consolidated statements of comprehensive income as an increase to other comprehensive income.

The funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006 (PPA), and in a manner consistent with CAS and Internal Revenue Code rules. There were no material contributions to our qualified defined benefit pension plans during the quarters and six months ended June 25, 2017 and June 26, 2016. Currently, we do not plan to make material contributions to our pension plans in 2017, because none are required using current assumptions, including anticipated investment returns on plan assets.

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

Legal Proceedings

As a result of our acquisition of Sikorsky Aircraft Corporation (Sikorsky), we assumed the defense of and any potential liability for the following civil False Claims Act lawsuit. In October 2014, the U.S. Government filed a complaint in intervention in the U.S. District Court for the Eastern District of Wisconsin in a lawsuit brought by qui tam relator Mary Patzer, a former Derco employee. The Government alleged that Sikorsky and two of its wholly-owned subsidiaries, Derco Aerospace (Derco) and Sikorsky Support Services, Inc. (SSSI), violated the civil False Claims Act in connection with a contract that the U.S. Navy awarded to SSSI in June 2006 to support the Navy’s T-34 and T-44 fixed-wing turboprop training aircraft. SSSI subcontracted with Derco primarily to procure and manage the spare parts for the training aircraft. The Government alleges that SSSI overbilled the Navy on the contract because Derco used prohibited cost-plus-percentage-of-cost pricing to add profit and overhead costs as a percentage of the price of the spare parts that Derco procured and then sold to SSSI. The Government also claims that SSSI submitted false Certificates of Final Indirect Costs in the years 2006 through 2012. The Government’s complaint asserts numerous claims for violations of the False Claims Act, breach of contract and unjust enrichment.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

On March 16, 2017, the U.S. Government filed a notice of partial intervention in a lawsuit also pending in the U.S. District Court for the Eastern District of Wisconsin brought by qui tam relator Peter Cimma, a former SSSI employee, against Sikorsky, SSSI and Derco. On May 26, 2017, the Government filed its complaint in intervention, alleging claims against SSSI and Derco under the False Claims Act, Anti-Kickback Act, Truth-in-Negotiations Act, and common law. The Government declined to intervene in Cimma’s allegations against Sikorsky. The Government’s claims against SSSI and Derco rely on many of the same facts and legal elements as in its Patzer complaint, but for a later contract and time period, and add purported violations of the Anti-Kickback Act based on Derco’s allowing SSSI to take a chargeback against Derco’s monthly invoice in exchange for the “highly favorable” pricing arrangement. The Government has indicated that it intends to amend its complaint in Patzer to add claims under the False Claims Act and Anti-Kickback Act related to the chargeback.

The Government currently seeks damages in these lawsuits of approximately $52 million, subject to trebling, plus statutory penalties. We believe that we have legal and factual defenses to the Government’s claims. Although we continue to evaluate our liability and exposure, we do not currently believe that it is probable that we will incur a material loss. If, contrary to our expectations, the Government prevails in this matter and proves damages at or near $52 million and is successful in having such damages trebled, the outcome could have an adverse effect on our results of operations in the period in which a liability is recognized and on our cash flows for the period in which any damages are paid.

On April 24, 2009, we filed a declaratory judgment action against the New York Metropolitan Transportation Authority and its Capital Construction Company (collectively, the MTA) asking the U.S. District Court for the Southern District of New York to find that the MTA is in material breach of our agreement based on the MTA’s failure to provide access to sites where work must be performed and the customer-furnished equipment necessary to complete the contract. The MTA filed an answer and counterclaim alleging that we breached the contract and subsequently terminated the contract for alleged default. The primary damages sought by the MTA are the cost to complete the contract and potential re-procurement costs. While we are unable to estimate the cost of another contractor to complete the contract and the costs of re-procurement, we note that our contract with the MTA had a total value of $323 million, of which $241 million was paid to us, and that the MTA is seeking damages of approximately $190 million. We dispute the MTA’s allegations and are defending against them. Additionally, following an investigation, our sureties on a performance bond related to this matter, who were represented by independent counsel, concluded that the MTA’s termination of the contract was improper. Finally, our declaratory judgment action was later amended to include claims for monetary damages against the MTA of approximately $95 million. This matter was taken under submission by the District Court in December 2014, after a five-week bench trial and the filing of post-trial pleadings by the parties. At this time, we are awaiting a decision from the District Court. Although this matter relates to our former IS&GS business, we retained the litigation when we divested the IS&GS business.

Environmental Matters

We are involved in proceedings and potential proceedings relating to soil, sediment, surface water and groundwater contamination, disposal of hazardous waste and other environmental matters at several of our current or former facilities and at third-party sites where we have been designated as a potentially responsible party (PRP). A substantial portion of environmental costs will be included in our net sales and cost of sales in future periods pursuant to U.S. Government regulations. At the time a liability is recorded for future environmental costs, we record a receivable for estimated future recovery considered probable through the pricing of products and services to agencies of the U.S. Government, regardless of the contract form (e.g., cost-reimbursable, fixed-price). We continually evaluate the recoverability of our environmental receivables by assessing, among other factors, U.S. Government regulations, our U.S. Government business base and contract mix, our history of receiving reimbursement of such costs, and efforts by some U.S. Government representatives to limit such reimbursement. We include the portion of those environmental costs expected to be allocated to our non-U.S. Government contracts, or that is determined to not be recoverable under U.S. Government contracts, in our cost of sales at the time the liability is established.

At June 25, 2017 and December 31, 2016, the aggregate amount of liabilities recorded relative to environmental matters was $975 million and $1.0 billion, most of which are recorded in other noncurrent liabilities on our consolidated balance sheets. We have recorded receivables totaling $839 million and $870 million at June 25, 2017 and December 31, 2016, most of which are recorded in other noncurrent assets on our consolidated balance sheets, for the estimated future recovery of these costs, as we consider the recovery probable based on the factors previously mentioned. We project costs and recovery of costs over approximately 20 years.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

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

We also pursue claims for recovery of costs incurred or contribution to site cleanup costs against other PRPs, including the U.S. Government, and are conducting remediation activities under various consent decrees, orders, and agreements relating to soil, groundwater, sediment or surface water contamination at certain sites of former or current operations. Under agreements related to certain sites in California and New York, the U.S. Government reimburses us an amount equal to a percentage, specific to each site, of expenditures for certain remediation activities in the U.S. Government’s capacity as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).

In addition to the proceedings and potential proceedings discussed above, the current standard in California for the maximum level of the contaminant hexavalent chromium in drinking water is 10 parts per billion (ppb). This standard is being challenged by the California Manufacturers and Technology Association (CMTA) as being lower than is required to protect public health. If the standard remains at 10 ppb, it will not have a material impact on our existing remediation costs in California. The U.S. Environmental Protection Agency (U.S. EPA) is considering whether to regulate hexavalent chromium.

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

Letters of Credit, Surety Bonds and Third-Party Guarantees

We have entered into standby letters of credit and surety bonds issued on our behalf by financial institutions, and directly issued guarantees to third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as venture partners. We had total outstanding letters of credit, surety bonds and third-party guarantees aggregating $3.7 billion at both June 25, 2017 and December 31, 2016. Third-party guarantees do not include guarantees of subsidiaries and other consolidated entities.

At June 25, 2017 and December 31, 2016, third-party guarantees totaled $715 million and $709 million, of which approximately 60% and 56% related to guarantees of contractual performance of ventures to which we currently are or previously were a party. This amount represents our estimate of the maximum amount we would expect to incur upon the contractual non-performance of the venture partners. In addition, we generally have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a venture partner. In determining our exposures, we evaluate the reputation, technical capabilities and credit quality of our current and former venture partners. There were no material amounts recorded in our consolidated financial statements related to third-party guarantees.

United Launch Alliance

In connection with our 50% ownership interest of ULA, we and The Boeing Company (Boeing) are required to provide ULA an additional capital contribution if ULA is unable to make required payments under its inventory supply agreement with Boeing. As of June 25, 2017, ULA’s total remaining obligation to Boeing under the inventory supply agreement was $120 million. The parties have agreed to defer the remaining payment obligation, as it is more than offset by other commitments to ULA. Accordingly, we do not expect to be required to make a capital contribution to ULA under this agreement.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

In addition, both we and Boeing have cross-indemnified each other for guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through June 25, 2017, and that it will not be necessary to make payments under the cross-indemnities or guarantees.

NOTE 8 – FAIR VALUE MEASUREMENTS

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	June 25, 2017			December 31, 2016
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Equity securities	$48	$48	$—	$79	$79	$—
Mutual funds	862	862	—	856	856	—
U.S. Government securities	108	—	108	113	—	113
Other securities	182	—	182	151	—	151
Derivatives	29	—	29	27	—	27
Liabilities
Derivatives	87	—	87	85	—	85
Assets measured at NAV
Other commingled funds	18			—

Substantially all assets measured at fair value, other than derivatives, represent investments classified as trading securities held in a separate trust to fund certain of our non-qualified deferred compensation plans and are recorded in other noncurrent assets on our consolidated balance sheets. The fair values of equity securities and mutual funds are determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. The fair values of U.S. Government and other securities are determined using pricing models that use observable inputs (e.g., interest rates and yield curves observable at commonly quoted intervals), bids provided by brokers or dealers or quoted prices of securities with similar characteristics. The fair values of derivative instruments, which consist of foreign currency exchange forward and interest rate swap contracts, primarily are determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates, credit spreads and foreign currency exchange rates. We did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the six months ended June 25, 2017.

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

The aggregate notional amount of our outstanding interest rate swaps at both June 25, 2017 and December 31, 2016 was $1.2 billion and the fair value was not significant. The aggregate notional amount of our outstanding foreign currency hedges at June 25, 2017 and December 31, 2016 was $4.6 billion and $4.0 billion and the fair value was not significant. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters and six months ended June 25, 2017 and June 26, 2016. Substantially all of our derivatives are designated for hedge accounting.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $16.7 billion and $16.2 billion at June 25, 2017 and December 31, 2016. The outstanding principal amount was $15.3 billion, excluding unamortized discounts and issuance costs of $1.0 billion at both June 25, 2017 and December 31, 2016. The estimated fair values of our outstanding debt were determined based on quoted prices for similar instruments in active markets (Level 2).

NOTE 9 – STOCKHOLDERS’ EQUITY

Repurchases of Common Stock

During the six months ended June 25, 2017, we repurchased 3.8 million shares of our common stock for $1.0 billion. The total remaining authorization for future common share repurchases under our share repurchase program was $2.5 billion as of June 25, 2017. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings. Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess purchase price over par value of $828 million and $838 million recorded as a reduction of retained earnings during the six months ended June 25, 2017 and June 26, 2016, respectively.

Dividends

We declared cash dividends totaling $1.1 billion ($3.64 per share) and $1.6 billion ($5.46 per share) during the quarter and six months ended June 25, 2017. The 2017 dividend amounts include the declaration of our 2017 third quarter dividend of $1.82 per share, which totaled $528 million. We declared cash dividends totaling $1.0 billion ($3.30 per share) and $1.5 billion ($4.95 per share) during the quarter and six months ended June 26, 2016. The 2016 dividend amounts include the declaration of our 2016 third quarter dividend of $1.65 per share, which totaled $503 million.

Restricted Stock Unit Grants

During the six months ended June 25, 2017, we granted certain employees approximately 0.5 million RSUs with a grant date fair value of $254.53 per RSU. The grant date fair value of these RSUs is equal to the closing market price of our common stock on the grant date less a discount to reflect the delay in payment of dividend-equivalent cash payments that are made only upon vesting, which is generally three years from the grant date. We recognize the grant date fair value of RSUs, less estimated forfeitures, as compensation expense ratably over the requisite service period, which is shorter than the vesting period if the employee is retirement eligible on the date of grant or will become retirement eligible before the end of the vesting period.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Accumulated Other Comprehensive Loss

Changes in the balance of AOCL, net of tax, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL

Balance at December 31, 2016	$(11,981)	$(121)	$(12,102)
Other comprehensive income before reclassifications	3	53	56
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	516	—	516
Amortization of net prior service credits (a)	(114)	—	(114)
Other	—	7	7

Total reclassified from AOCL	402	7	409

Total other comprehensive income	405	60	465

Balance at June 25, 2017	$(11,576)	$(61)	$(11,637)

Balance at December 31, 2015	$(11,314)	$(130)	$(11,444)
Other comprehensive loss before reclassifications	—	(7)	(7)
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	469	—	469
Amortization of net prior service credits (a)	(123)	—	(123)
Other	—	1	1

Total reclassified from AOCL	346	1	347

Total other comprehensive income (loss)	346	(6)	340

Balance at June 26, 2016	$(10,968)	$(136)	$(11,104)

(a)	Reclassifications from AOCL related to our postretirement benefit plans were recorded as a component of net periodic benefit cost for each period presented (see “Note 6 – Postretirement Plans”). These amounts include $200 million and $173 million, net of tax, for the quarters ended June 25, 2017 and June 26, 2016, which are comprised of the recognition of net actuarial losses of $258 million and $235 million for the quarters ended June 25, 2017 and June 26, 2016 and the amortization of net prior service credits of $(58) million and $(62) million for the quarters ended June 25, 2017 and June 26, 2016.

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

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Comparability of our segment sales, operating profit and operating margin may be impacted favorably or unfavorably by changes in profit booking rates on our contracts accounted for using the percentage-of-completion method of accounting. Increases in the profit booking rates, typically referred to as risk retirements, usually relate to revisions in the estimated total costs that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate, resulting in an increase in the estimated total costs to complete and a reduction in the profit booking rate. Increases or decreases in profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Segment operating profit and margins may also be impacted favorably or unfavorably by other items. Favorable items may include the positive resolution of contractual matters, cost recoveries on restructuring charges, insurance recoveries and gains on sales of assets. Unfavorable items may include the adverse resolution of contractual matters; restructuring charges, except for significant severance actions, which are excluded from segment operating results; reserves for disputes; asset impairments; and losses on sales of certain assets.

As previously disclosed, we have a program to design, integrate, and install an air missile defense command, control, communications, computers – intelligence (C4I) systems for an international customer that has experienced performance matters and for which we have periodically accrued reserves. During the first quarter of 2017, we revised our estimated costs to complete the program, EADGE-T, as a consequence of ongoing performance matters and recorded an additional charge of $120 million ($74 million or $0.25 per share, after tax) at our RMS business segment. As of June 25, 2017, cumulative losses, including reserves, remained at approximately $260 million on this program. We are continuing to monitor the viability of the program and the available options and could record additional charges in future periods. However, based on the reserves already accrued and our current estimate of the costs to complete the program, at this time we do not anticipate that additional charges, if any, would be material.

We have certain commercial satellite programs at our Space Systems business segment, where we have experienced performance issues related to the development and integration of the enhanced and modernized A2100 satellite platform. These commercial programs represent the development of new satellite technology to enhance the A2100’s power, propulsion and electronics among other items, which is expected to benefit other commercial and government satellite programs. We have periodically revised our estimated costs to complete these programs and have recorded cumulative losses of approximately $260 million as of June 25, 2017, including approximately $90 million during the six months ended June 25, 2017. While the loss reflects our estimated total losses on the programs, we will continue to monitor any changes to the scope and estimated costs of these programs and may have to record additional loss reserves in future periods, which could be material to our operating results.

Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, net of state income taxes, increased segment operating profit by approximately $485 million and $775 million in the quarter and six months ended June 25, 2017 and $355 million and $715 million in the quarter and six months ended June 26, 2016. These adjustments increased net earnings by approximately $315 million ($1.08 per share) and $504 million ($1.73 per share) in the quarter and six months ended June 25, 2017 and $231 million ($0.75 per share) and $465 million ($1.51 per share) in the quarter and six months ended June 26, 2016.

Restructuring Charges

During the first quarter of 2016, we recorded severance charges totaling approximately $80 million related to our Aeronautics business segment. The charges consisted of severance costs associated with the planned elimination of certain positions through either voluntary or involuntary actions. Upon separation, terminated employees received lump-sum severance payments primarily based on years of service. As of the end of the first quarter of 2017, we substantially paid the severance cost associated with these actions.

Equity Method Investee Impairment

During the six months ended June 25, 2017, equity earnings included a charge recorded in the first quarter of approximately $64 million ($40 million or $0.14 per share, after tax), which represented our portion of a noncash asset impairment related to certain long-lived assets held by our equity method investee, Advanced Military Maintenance, Repair and Overhaul Center LLC (AMMROC). We are continuing to monitor this investment. It is possible that we may have to record our portion of additional charges should their business continue to experience performance issues, which could adversely affect our business, financial condition and results of operations.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Sales of Customer Receivables

On occasion, our customers may seek deferred payment terms to purchase our products. In connection with these transactions, we may enter into arrangements for the non-recourse sale of customer receivables to unrelated third–party financial institutions. For accounting purposes, these transactions are treated as a sale of receivables and the sale proceeds from the financial institutions are reflected in our operating cash flows on the statement of cash flows. During both the quarter and six months ended June 25, 2017, we sold approximately $365 million of customer receivables. There were no gains or losses related to sales of these receivables.

Income Taxes

Our effective income tax rates were 28.8% and 26.4% for the quarter and six months ended June 25, 2017, and 25.7% and 22.6% for the quarter and six months ended June 26, 2016. The rates for both periods benefited from tax deductions for U.S. manufacturing activities, dividends paid to our defined contribution plans with an employee stock ownership plan feature, tax deductions for employee equity awards, and the research and development tax credit.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, as amended (Topic 606) (the ASU), which will change the way we recognize revenue and significantly expand the disclosure requirements for revenue arrangements. The ASU is effective for public companies by 2018, with an option that would permit companies to early adopt the ASU in 2017. We will adopt the requirements of the new standard effective January 1, 2018 using the full retrospective transition method, whereby the ASU will be applied to each prior year presented and the cumulative effect of applying the ASU will be recognized at January 1, 2016, the beginning of the earliest year presented.

As the ASU supersedes substantially all existing revenue guidance affecting us under current GAAP, it will impact revenue and cost recognition across all of our business segments, as well as our business processes and our information technology systems.

We commenced our evaluation of the impact of the ASU in late 2014, by evaluating its impact on selected contracts at each of our business segments. With this baseline understanding, we developed a project plan to evaluate thousands of contracts across our business segments, develop processes and tools to dual report financial results under both current GAAP and the ASU and assess the internal control structure in order to adopt the ASU on January 1, 2018. We have periodically briefed our Audit Committee on our progress made towards adoption. Based on our progress to date, we anticipate being able to estimate the impacts of adopting the ASU on our 2016 operating results in the third quarter of 2017.

We recognize the majority of our revenue using the percentage-of-completion method of accounting, whereby revenue is recognized as we progress on the contract. For contracts with a significant amount of development and/or requiring the delivery of a minimal number of units, revenue and profit are recognized using the percentage-of-completion cost-to-cost method to measure progress. For example, we use this method at our Aeronautics business segment for the F-35 program; at our MFC business segment for the THAAD program; at our RMS business segment for the Littoral Combat Ship and Aegis Combat System programs; and at our Space Systems business segment for government satellite programs. For contracts that require us to produce a substantial number of similar items without a significant level of development, we record revenue and profit using the percentage-of-completion units-of-delivery method as the basis for measuring progress on the contract. For example, we use this method in Aeronautics for the C-130J and C-5 programs; in MFC for tactical missile programs (e.g., Hellfire, JASSM), PAC-3 programs and fire control programs (e.g., LANTIRN®, Sniper®); in RMS for Black Hawk and Seahawk helicopter programs; and in Space Systems for commercial satellite programs. For contracts to provide services to the U.S. Government, revenue is generally recorded using the percentage-of-completion cost-to-cost method.

Under the ASU, revenue will be recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). Given the nature of our products and terms and conditions in our contracts, in particular those with the U.S. Government (including foreign military sales (FMS) contracts), the customer obtains control as we perform work under the contract. Therefore, we expect to recognize revenue over time for substantially all of our contracts using a method similar to our current percentage-of-completion cost-to-cost method. Accordingly, adoption of the ASU will primarily impact our contracts where revenue is currently recognized using the percentage-of-completion units-of-delivery method. As a result, we anticipate recognizing revenue earlier in the performance period as we incur costs, as opposed to when units are delivered. This change will impact our balance sheet presentation with an expected decrease in inventories, an increase in billed receivables, contract assets (i.e., unbilled receivables) and contract liabilities (i.e., customer advances and amounts in excess of costs incurred) to primarily reflect the impact of converting contracts currently applying the units-of-delivery method to the cost-to-cost method for recognizing revenue and profits. Backlog will also be impacted upon our adoption to reflect this change and the disclosure requirements of the ASU.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715), which amends the requirements in Accounting Standards Codification (ASC) 715 related to the income statement presentation of the components of net periodic benefit cost for our defined benefit pension and other postretirement plans. The new standard requires that we disaggregate the current service cost component from the other components of net periodic benefit cost and present it with other compensation costs (currently included within cost of sales) within operating profit. All other components of net periodic benefit cost (e.g., interest cost, actuarial gains and losses and expected return on plan assets) are to be presented outside of operating profit. In addition, only the service cost component of net periodic benefit cost is eligible for capitalization in assets. The new standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the expected impact to related disclosures, including the FAS/CAS adjustment. We plan to adopt the requirements of the new standard January 1, 2018 using a retrospective transition method to adopt the requirement for separate presentation in the income statement of service cost and other components, and a prospective transition method to adopt the requirement to limit capitalization to the service cost component. We do not expect there to be an impact to our consolidated net sales, consolidated net earnings, or cash flows as a result of adopting this standard.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350), which eliminates the requirement to compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill (i.e., commonly referred to as Step 2) from the current goodwill impairment test. The new standard does not change how a goodwill impairment is identified. We will continue to perform our quantitative and qualitative goodwill impairment test by comparing the fair value of each reporting unit to its carrying amount, but if we are required to recognize a goodwill impairment charge, under the new standard the amount of the charge will be calculated by subtracting the reporting unit’s fair value from its carrying amount. Under the current standard, if we are required to recognize a goodwill impairment charge, Step 2 requires us to calculate the implied value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination and the amount of the charge is calculated by subtracting the reporting unit’s implied fair value of goodwill from its actual goodwill balance. The new standard is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted, and should be applied prospectively from the date of adoption. We are currently evaluating when we will adopt the ASU and the expected impact to related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements for both lessees and lessors. The ASU is effective January 1, 2019 for public companies, with early adoption permitted. The ASU will be applied using a modified retrospective approach to the beginning of the earliest period presented in the financial statements. We are continuing to evaluate the expected impact to our consolidated financial statements and related disclosures. We plan to adopt the ASU effective January 1, 2019.

Review Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm

Board of Directors

Lockheed Martin Corporation

We have reviewed the consolidated balance sheet of Lockheed Martin Corporation as of June 25, 2017, and the related consolidated statements of earnings and comprehensive income for the quarters and six months ended June 25, 2017 and June 26, 2016, and the consolidated statements of cash flows and equity for the six months ended June 25, 2017 and June 26, 2016. These financial statements are the responsibility of the Corporation’s management.

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

Tysons, Virginia

July 20, 2017

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

On August 16, 2016, we completed the divestiture of the Information Systems & Global Solutions (IS&GS) business, which merged with a subsidiary of Leidos Holdings, Inc. (Leidos) in a Reverse Morris Trust transaction. Accordingly, the operating results of the IS&GS business have been classified as discontinued operations in the consolidated statements of earnings. However, the cash flows of the IS&GS business for the quarter ended June 26, 2016 have not been reclassified in our consolidated statements of cash flows as we retained the cash as part of the transaction. See “Note 3 – Divestiture” included in our Notes to Consolidated Financial Statements for additional information about the divestiture of the IS&GS business.

On August 24, 2016, we increased our ownership interest in the AWE Management Limited (AWE) venture, which operates the United Kingdom’s nuclear deterrent program and is aligned under our Space Systems business segment, from 33% to 51%. At which time, we began consolidating AWE. Consequently, our operating results for the quarter and six months ended June 25, 2017 include 100% of AWE’s sales and 51% of their operating profit. Prior to increasing our ownership interest, we accounted for our investment in AWE using the equity method of accounting. Under the equity method, we recognized only 33% of AWE’s earnings or losses and no sales. Accordingly, our operating results for the quarter and six months ended June 26, 2016 do not include any sales generated by AWE and only 33% of AWE’s net earnings.

We continue to expect 2017 net sales will increase in the mid-single digit percentage range from 2016 levels. The projected growth is driven by increased production and sustainment volume on the F-35 program at Aeronautics as well as increased volume at MFC and RMS, partially offset by a slight decrease in volume at Space Systems. Operating profit margin is expected to decline from 2016 levels primarily driven by a charge recorded in the first quarter of 2017 related to a program to design, integrate, and install an air missile defense command, control, communications, computers – intelligence (C4I) systems, for an international customer, higher volume on the F-35 program, which is dilutive to our overall profit margin, contract mix at MFC, lower AWE earnings as a result of the non-cash gain recognized in 2016 related to the consolidation of AWE, amortization of AWE intangible assets in 2017 and lower equity earnings at Space Systems. Accordingly, we expect 2017 segment operating profit margin will decline from our 2016 margin to just above 10%. Our outlook for 2017 assumes the U.S. Government continues to support and fund our key programs, consistent with the government fiscal year 2017 budget, and does not shutdown. Changes in circumstances may require us to revise our assumptions, which could materially change our current estimate of 2017 net sales and operating profit margin. For additional information related to trends in net sales and operating profit at our business segments, see the “Business Segment Results of Operations” discussion below.

The following discussion is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and with our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K).

INDUSTRY CONSIDERATIONS

U.S. Government Funding

In May 2017, Congress passed the fiscal year 2017 Omnibus Appropriations Bill, which funds the U.S. Government through September 30, 2017. The bill provides funding of $607 billion for the U.S. DoD, including a base budget of $524 billion and Overseas Contingency Operations (OCO) / Global War on Terror (GWOT) funding of $83 billion. The fiscal year 2017 funding level for the DoD is about $26 billion higher than the funding level for fiscal year 2016.

In May 2017, the President also submitted a budget proposal for fiscal year 2018 to Congress. The proposal includes funding of $639 billion for the DoD, comprising a base budget of $574 billion and OCO / GWOT funding of $65 billion. The fiscal year 2018 funding level for the DoD is about $52 billion above the spending limits established under the Budget Control Act of 2011 (the Budget Control Act) (described below) and an increase of $32 billion over the fiscal year 2017 funding level. Congress must approve or revise the President’s fiscal year 2018 budget proposals through enactment of appropriations bills and other policy legislation, which would then require final Presidential approval. It is uncertain when or if an annual appropriations bill will be enacted for fiscal year 2018 and whether it will be at the levels proposed by the President.

U.S. defense spending through fiscal year 2021 remains subject to statutory spending limits established by the Budget Control Act. The spending limits were modified for fiscal years 2013 through 2017 by the American Taxpayer Relief Act of 2012, the Bipartisan Budget Act of 2013 and the Bipartisan Budget Act of 2015. However, these acts did not provide relief to the spending limits beyond fiscal year 2017. If Congress approves the President’s budget proposal or other appropriation legislation with funding levels that exceed the spending limits, automatic across-the-board spending reductions, known as sequestration, would be triggered to reduce funding back to the spending limits. As currently enacted, the Budget Control Act limits defense spending to $522 billion for fiscal year 2018 with modest increases of about 2.5% per year through 2021. The President’s budget proposal as well as defense budget estimates for fiscal year 2018 and beyond exceed the spending limits established by the Budget Control Act. As a result, continued budget uncertainty and the risk of future sequestration cuts remain unless the Budget Control Act is repealed or significantly modified. The investments and acquisitions we have made in recent years have sought to align our businesses with what we believe are the most critical national priorities and mission areas. However, the possibility remains that our programs could be materially reduced, extended, or terminated as a result of the U.S. Government’s continuing assessment of priorities, changes in government priorities, the implementation of sequestration (particularly in those circumstances where sequestration is implemented across-the-board without regard to national priorities), or other budget cuts in lieu of sequestration.

In March 2017, the outstanding debt of the U.S. reached the debt borrowing limit, known as the debt ceiling. To avoid exceeding the debt ceiling, the U.S. Department of Treasury began employing measures to finance the U.S. Government. Congress will need to raise the debt limit in order for the U.S. Government to continue borrowing money before these measures are exhausted. If the debt ceiling is not raised, the U.S. Government may not be able to pay for expenditures or fulfill its funding obligations and there could be significant disruption to all discretionary programs. Although we believe that key defense, intelligence and homeland security programs would receive priority, the effect on individual programs or Lockheed Martin cannot be predicted at this time.

We anticipate there will continue to be a significant amount of debate and negotiations within the U.S. Government over defense spending and the debt ceiling. In the context of these negotiations, it is possible that existing cuts to government programs could be kept in place, replaced with different spending cuts, and/or replaced with a package of broader reforms to reduce the federal deficit. However, we continue to believe that our portfolio of products and services will continue to be well supported in a strategically focused allocation of budget resources.

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

Our consolidated results of operations were as follows (in millions, except per share data):

	Quarters Ended		Six Months Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Net sales	$12,685	$11,577	$23,742	$21,945
Cost of sales	(11,260)	(10,347)	(21,164)	(19,620)
Gross profit	1,425	1,230	2,578	2,325
Other income, net	60	145	56	208
Operating profit	1,485	1,375	2,634	2,533
Interest expense	(160)	(165)	(315)	(330)
Other non-operating (expense) income, net	(2)	—	(1)	1
Earnings from continuing operations before income taxes	1,323	1,210	2,318	2,204
Income tax expense	(381)	(311)	(613)	(499)
Net earnings from continuing operations	942	899	1,705	1,705
Net earnings from discontinued operations	—	122	—	214
Net earnings	$942	$1,021	$1,705	$1,919
Diluted earnings per common share
Continuing operations	$3.23	$2.93	$5.84	$5.54
Discontinued operations	—	0.39	—	0.69
Total diluted earnings per common share	$3.23	$3.32	$5.84	$6.23

Certain amounts reported in other income, net, primarily our share of earnings or losses from equity method investees, are included in the operating profit of our business segments. Accordingly, such amounts are included in the discussion of our business segment results of operations.

Net Sales

We generate sales from the delivery of products and services to our customers. Our consolidated net sales were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Products	$10,828	$9,815	$20,341	$18,567
% of total net sales	85.4%	84.8%	85.7%	84.6%
Services	1,857	1,762	3,401	3,378
% of total net sales	14.6%	15.2%	14.3%	15.4%
Total net sales	$12,685	$11,577	$23,742	$21,945

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

Product Sales

Product sales increased $1.0 billion, or 10%, during the quarter ended June 25, 2017 compared to the same period in 2016, primarily due to increased product sales of about $720 million at Aeronautics, about $210 million at Space Systems and about $185 million at RMS. The increase in product sales at Aeronautics was primarily attributable to higher sales for the F-35 program due to increased production volume, higher sales for the C-130 program due to aircraft configuration mix, and increased deliveries for the C-5 program. Higher product sales at Space Systems were primarily attributable to sales from AWE, which we began consolidating in the third quarter of 2016, partially offset by a decrease in government satellite programs (primarily Advanced Extremely High Frequency (AEHF) and Mobile User Objective Systems (MUOS)) due to lower volume. The increase in product sales at RMS was primarily attributable to certain adjustments recorded in 2016 required to account for the November 6, 2015 acquisition of Sikorsky and higher sales for C4ISR & Undersea Systems & Sensors (C4USS) programs due to higher volume.

Product sales increased $1.8 billion, or 10%, during the six months ended June 25, 2017 compared to the same period in 2016, due to increased product sales of about $1.0 billion at Aeronautics, about $440 million at Space Systems and about $360 million at RMS. The increase in product sales at Aeronautics was primarily attributable to higher sales for the F-35 program due to increased production volume, higher sales for the C-130 program due to aircraft configuration mix, and higher volume on aircraft modernization for the F-16 program. Higher product sales at Space Systems were primarily attributable to sales from AWE, which we began consolidating in the third quarter of 2016, partially offset by a decrease in government satellite programs (primarily AEHF and MUOS) and the Orion program due to lower volume. The increase in product sales at RMS was primarily attributable to certain adjustments recorded in 2016 required to account for the November 6, 2015 acquisition of Sikorsky, partially offset by fewer government helicopter deliveries.

Service Sales

Service sales increased $95 million, or 5%, and $23 million, or 1%, during the quarter and six months ended June 25, 2017 compared to the same periods in 2016. The increase in service sales during the quarter ended June 25, 2017 was primarily due to increased sales of about $130 million at Aeronautics and about $60 million at MFC, partially offset by lower service sales of about $80 million at RMS. The increase in service sales during the six months ended June 25, 2017 was primarily due to increased sales of about $120 million at Aeronautics and increased sales of $75 million at MFC, partially offset by lower service sales of about $155 million at RMS. Increased service sales at Aeronautics were primarily attributable to higher sustainment activities (primarily the F-35 program). Higher service sales at MFC were primarily attributable to the achievement of contract milestones on an international program and increased sustainment activities due to higher volume (primarily Patriot Advanced Capability (PAC-3)). Lower service sales at RMS were primarily attributable to contract timing of service revenues (primarily cyber, ships, and advanced technologies (CSAT) and C4USS).

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

	Quarters Ended		Six Months Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Cost of sales – products	$ (9,751)	$ (8,873)	$ (18,438)	$ (16,760)
% of product sales	90.1%	90.4%	90.6%	90.3%
Cost of sales – services	(1,658)	(1,571)	(3,034)	(3,008)
% of service sales	89.3%	89.2%	89.2%	89.0%
Severance charges	—	—	—	(80)
Other unallocated, net	149	97	308	228
Total cost of sales	$ (11,260)	$ (10,347)	$ (21,164)	$ (19,620)

The following discussion of material changes in our consolidated cost of sales for products and services should be read in tandem with the preceding discussion of changes in our consolidated net sales and our business segment results of operations. We have not identified any developing trends in cost of sales for products and services that would have a material impact on our future operations.

Product Costs

Product costs increased $878 million, or 10%, during the quarter ended June 25, 2017 compared to the same period in 2016, primarily due to increased product costs of about $645 million at Aeronautics and about $200 million at Space Systems. The increase at Aeronautics was primarily attributable to increased volume on aircraft production for the F-35 program, higher cost for the C-130 program due to aircraft configuration mix, and increased deliveries for the C-5 program. Higher product costs at Space Systems were primarily attributable to costs generated by AWE, which we began consolidating in the third quarter of 2016, partially offset by a decrease in government satellite programs (primarily AEHF and MUOS) due to lower volume.

Product costs increased $1.7 billion, or 10%, during the six months ended June 25, 2017 compared to the same period in 2016, primarily due to increased product costs of about $890 million at Aeronautics, about $440 million at RMS, and about $400 million at Space Systems. The increase at Aeronautics was primarily attributable to increased volume on aircraft production for the F-35 program, higher cost for the C-130 program due to aircraft configuration mix, and higher volume on aircraft modernization for the F-16 program. Higher product costs at RMS were primarily attributable to certain adjustments recorded in 2016 required to account for the November 6, 2015 acquisition of Sikorsky and C4USS programs due to a net $90 million increase in charges for performance matters on the EADGE-T contract, partially offset by fewer government helicopter deliveries. The increase at Space Systems was primarily due to costs generated by AWE, which we began consolidating in the third quarter of 2016, partially offset by a decrease in government satellite programs (primarily AEHF and MUOS) and the Orion program due to lower volume.

Service Costs

Service costs increased $87 million, or 6%, and $26 million, or 1%, during the quarter and six months ended June 25, 2017 compared to the same periods in 2016. The increase in service costs during the quarter ended June 25, 2017 was primarily due to increased service costs of about $125 million at Aeronautics and about $45 million at MFC. These increases were partially offset by lower service costs of about $75 million at RMS. The increase in service costs during the six months ended June 25, 2017 was primarily due to increased service costs of about $145 million at Aeronautics and about $50 million at MFC, partially offset by lower service costs of about $170 million at RMS. The increase at Aeronautics was primarily due to increased sustainment activities (primarily the F-35 program) and higher cost for the C-130 program due to timing of expenses for sustainment programs. Higher service costs at MFC were primarily due to increased sustainment activities due to higher volume (primarily PAC-3). The decrease at RMS was primarily due to contract timing of service costs (primarily CSAT and C4USS).

Restructuring Charges

During the first quarter of 2016, we recorded severance charges totaling approximately $80 million related to our Aeronautics business segment. The charges consisted of severance costs associated with the planned elimination of certain positions through either voluntary or involuntary actions. Upon separation, terminated employees received lump-sum severance payments primarily based on years of service. As of the end of the first quarter of 2017, we substantially paid the severance cost associated with these actions.

Other Unallocated, Net

Other unallocated, net primarily includes the FAS/CAS pension adjustment as described in the “Business Segment Results of Operations” section below, stock-based compensation and other corporate costs. These items are not allocated to the business segments and, therefore, are excluded from the cost of sales for products and services. Other unallocated, net was a net reduction to expense of $149 million and $308 million during the quarter and six months ended June 25, 2017 compared to a net reduction to expense of $97 million and $228 million during the quarter and six months ended June 26, 2016. The higher amounts in 2017 were primarily attributable to corporate overhead costs reclassified during 2016 from the former IS&GS business to other unallocated, net, partially offset by fluctuations in other costs associated with various corporate items, none of which were individually significant. See “Note 3 – Divestiture” included in our Notes to Consolidated Financial Statements for additional information about overhead costs reclassified.

Other Income, Net

Other income, net primarily includes our share of earnings or losses from equity method investees. During the quarter and six months ended June 25, 2017, other income, net was $60 million and $56 million, compared to $145 million and $208 million for the quarter and six months ended June 26, 2016. The decrease for the quarter and six months ended June 25, 2017 was primarily attributable to decreased earnings generated by equity method investees, as discussed in the “Business Segment Results of Operations” section below. In addition, the six months ended June 25, 2017 includes our portion of a noncash asset impairment charge recorded by our equity method investee, Advanced Military Maintenance, Repair and Overhaul Center LLC (AMMROC), in the first quarter of 2017 of approximately $64 million.

Interest Expense

Interest expense was $160 million and $315 million during the quarter and six months ended June 25, 2017, compared to $165 million and $330 million during the quarter and six months ended June 26, 2016. Lower interest expense resulted primarily from our scheduled repayment of $952 million of debt during 2016.

Income Tax Expense

Our effective income tax rates were 28.8% and 26.4% for the quarter and six months ended June 25, 2017, and 25.7% and 22.6% for the quarter and six months ended June 26, 2016. The rates for both periods benefited from tax deductions for U.S. manufacturing activities, dividends paid to our defined contribution plans with an employee stock ownership plan feature, tax deductions for employee equity awards, and the research and development tax credit.

Future changes in tax law could significantly impact our provision for income taxes, the amount of taxes payable, and our deferred tax asset and liability balances. Recent proposals to lower the U.S. corporate income tax rate would require us to reduce our net deferred tax assets upon enactment of new tax legislation, with a corresponding material, one-time, non-cash increase in income tax expense, but our income tax expense and payments would be materially reduced in subsequent years. Our net deferred tax assets were $6.3 billion and $6.6 billion at June 25, 2017 and December 31, 2016, based on a 35% Federal statutory income tax rate, and primarily relate to our postretirement benefit plans. If legislation reducing the Federal statutory income tax rate to 15% had been enacted at June 25, 2017, our net deferred tax assets would have been reduced by $3.6 billion and we would have recorded a corresponding one-time, non-cash increase in income tax expense of $3.6 billion. This additional expense would be less if the legislation phased in the tax rate reduction or if the final rate was higher than 15%. The amount of net deferred tax assets will change periodically based on several factors, including the measurement of our postretirement benefit plan obligations and actual cash contributions to our postretirement benefit plans.

Net Earnings from Continuing Operations

We reported net earnings from continuing operations of $942 million ($3.23 per share) and $1.7 billion ($5.84 per share) during the quarter and six months ended June 25, 2017, compared to $899 million ($2.93 per share) and $1.7 billion ($5.54 per share) during the quarter and six months ended June 26, 2016. Both net earnings and earnings per share from continuing operations were affected by the factors mentioned above. Earnings per share also benefited from a net decrease of approximately 15 million shares outstanding from June 26, 2016 to June 25, 2017 as a result of share repurchases and shares retired in connection with the divestiture of our former IS&GS business, partially offset by share issuance under our stock-based awards and certain defined contribution plans.

Net Earnings from Discontinued Operations

We reported net earnings from discontinued operations of $122 million ($0.39 per share) and $214 million ($0.69 per share) during the quarter and six months ended June 26, 2016 related to our IS&GS business, which was divested on August 16, 2016.

Net Earnings

Net earnings for the quarter and six months ended June 25, 2017 were $942 million ($3.23 per share) and $1.7 billion ($5.84 per share) compared to $1.0 billion ($3.32 per share) and $1.9 billion ($6.23 per share) for the quarter and six months ended June 26, 2016.

BUSINESS SEGMENT RESULTS OF OPERATIONS

We operate in four business segments: Aeronautics, Missiles and Fire Control (MFC), Rotary and Mission Systems (RMS) and Space Systems. We organize our business segments based on the nature of the products and services offered. Our historical operating results reflect the reclassification of our former IS&GS business to discontinued operations.

Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation. Under the equity method of accounting for nonconsolidated ventures and investments, we include our share of the operating profit related to these ventures in operating profit of our business segments as the operating activities of equity method investees are closely aligned with the operations of our business segments. United Launch Alliance (ULA), which is part of our Space Systems business segment, is our primary equity method investee. Operating profit of our business segments excludes the FAS/CAS pension adjustment described below; expense for stock-based compensation; the effects of items not considered part of management’s evaluation of segment operating performance, such as charges related to goodwill impairments and significant severance actions; gains or losses from significant divestitures; the effects of certain legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. See “Note 10 – Other” included in our Notes to Consolidated Financial Statements (under the caption “Changes in Estimates”) for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.

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

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Six Months Ended

	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016

Net sales
Aeronautics	$5,225	$4,375	$9,331	$8,174
Missiles and Fire Control	1,637	1,680	3,126	3,114
Rotary and Mission Systems	3,410	3,303	6,511	6,307
Space Systems	2,413	2,219	4,774	4,350

Total net sales	$12,685	$11,577	$23,742	$21,945

Operating profit
Aeronautics	$550	$478	$986	$898
Missiles and Fire Control	268	253	487	474
Rotary and Mission Systems	254	202	362	431
Space Systems	256	340	544	584

Total business segment operating profit	1,328	1,273	2,379	2,387

Unallocated items
FAS/CAS pension adjustment
FAS pension expense	(343)	(251)	(688)	(502)
Less: CAS pension cost	562	473	1,124	948

FAS/CAS pension adjustment	219	222	436	446
Stock-based compensation	(57)	(52)	(101)	(96)
Severance charges	—	—	—	(80)
Other, net (a) (b)	(5)	(68)	(80)	(124)

Total unallocated items	157	102	255	146

Total consolidated operating profit	$1,485	$1,375	$2,634	$2,533

(a)	During the six months ended June 25, 2017, we recognized a $64 million charge, which represents our portion of a noncash asset impairment charge recorded by our equity method investee, AMMROC. See “Note 10 – Other” (under the caption “Equity Method Investee Impairment”) included in our Notes to Consolidated Financial Statements for more information.

(b)	Includes $30 million and $65 million of corporate overhead costs incurred during the quarter and six months ended June 26, 2016 that were previously allocated to our former IS&GS business. See “Note 3 – Divestiture” for more information.

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

Comparability of our segment sales, operating profit and operating margin may be impacted favorably or unfavorably by changes in profit booking rates on our contracts accounted for using the percentage-of-completion method of accounting. Increases in the profit booking rates, typically referred to as risk retirements, usually relate to revisions in the estimated total costs that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate, resulting in an increase in the estimated total costs to complete and a reduction in the profit booking rate. Increases or decreases in profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Segment operating profit and margins may also be impacted favorably or unfavorably by other items. Favorable items may include the positive resolution of contractual matters, cost recoveries on restructuring charges, insurance recoveries and gains on sales of assets. Unfavorable items may include the adverse resolution of contractual matters; restructuring charges, except for significant severance actions, which are excluded from segment operating results; reserves for disputes; asset impairments; and losses on sales of certain assets. Segment operating profit and items such as risk retirements, reductions of profit booking rates or other matters are presented net of state income taxes.

As previously disclosed, we have a program to design, integrate, and install an air missile defense C4I systems for an international customer that has experienced performance matters and for which we have periodically accrued reserves. During the first quarter of 2017, we revised our estimated costs to complete the program, EADGE-T, as a consequence of ongoing performance matters and recorded an additional charge of $120 million ($74 million or $0.25 per share, after tax) at our RMS business segment. As of June 25, 2017, cumulative losses, including reserves, remained at approximately $260 million on this program. We are continuing to monitor the viability of the program and the available options and could record additional charges in future periods. However, based on the reserves already accrued and our current estimate of the costs to complete the program, at this time we do not anticipate that additional charges, if any, would be material.

We have certain commercial satellite programs at our Space Systems business segment, where we have experienced performance issues related to the development and integration of the enhanced and modernized A2100 satellite platform. These commercial programs represent the development of new satellite technology to enhance the A2100’s power, propulsion and electronics among other items, which is expected to benefit other commercial and government satellite programs. We have periodically revised our estimated costs to complete these programs and have recorded cumulative losses of approximately $260 million as of June 25, 2017, including approximately $90 million during the six months ended June 25, 2017. While the loss reflects our estimated total losses on the programs, we will continue to monitor any changes to the scope and estimated costs of these programs and may have to record additional loss reserves in future periods, which could be material to our operating results.

Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters increased segment operating profit by approximately $485 million and $775 million during the quarter and six months ended June 25, 2017 and $355 million and $715 million for the quarter and six months ended June 26, 2016.

Aeronautics

Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended		Six Months Ended

	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Net sales	$5,225	$4,375	$9,331	$8,174
Operating profit	550	478	986	898
Operating margin	10.5%	10.9%	10.6%	11.0%

Aeronautics’ net sales during the second quarter of 2017 increased $850 million, or 19%, compared to the same period in 2016. The increase was primarily attributable to higher net sales of approximately $525 million for the F-35 program due to increased volume on aircraft production and sustainment activities; and about $120 million for the C-130 program due to aircraft configuration mix; and about $110 million for the C-5 program primarily due to increased deliveries (three aircraft delivered in 2017 compared to two in 2016) and higher sustainment activities.

Aeronautics’ operating profit during the second quarter of 2017 increased $72 million, or 15%, compared to the same period in 2016. Operating profit increased approximately $90 million for the F-35 program due to increased volume on aircraft production and sustainment activities and higher risk retirements; and about $35 million for the C-5 program due to higher risk retirements and increased deliveries. These increases were partially offset by a decrease of about $30 million for the C-130 program due to the timing of expenses for sustainment programs. Adjustments not related to volume, including net profit booking rate adjustments, were about $55 million higher during the second quarter of 2017 compared to the same period in 2016.

Aeronautics’ net sales during the six months ended June 25, 2017 increased $1.2 billion, or 14%, compared to the same period in 2016. The increase was primarily attributable to higher net sales of approximately $880 million for the F-35 program due to increased volume on aircraft production and sustainment activities; about $100 million for the F-16 program due to higher volume on aircraft modernization programs; and approximately $65 million for the C-130 program due to increased volume on sustainment activities and aircraft configuration mix, partially offset by lower deliveries (11 aircraft delivered in 2017 compared to 12 in 2016).

Aeronautics’ operating profit during the six months ended June 25, 2017 increased $88 million, or 10%, compared to the same period in 2016. Operating profit increased approximately $150 million for the F-35 program due to increased volume on aircraft production and sustainment activities and higher risk retirements; and about $20 million for the F-16 program due to higher volume on aircraft modernization programs and higher risk retirements. These increases were partially offset by a decrease of about $30 million for the C-130 program due to the timing of expenses for sustainment programs, partially offset by higher risk retirements; $30 million for various programs due to lower risk retirements and establishment of a reserve recorded in the first quarter of 2017; and $15 million due to lower equity earnings from an investee. Adjustments not related to volume, including net profit booking rate adjustments, were about $70 million higher during the six months ended June 25, 2017 compared to the same period in 2016.

We continue to expect Aeronautics’ 2017 net sales to increase in the low-double digit percentage range as compared to 2016 due to increased volume on the F-35 program. Operating profit is expected to increase at a slightly lower percentage range, driven by the increased volume on the F-35 program, partially offset by contract mix that results in a slight decrease in operating margins between years.

Missiles and Fire Control

Summary operating results for our MFC business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Net sales	$1,637	$1,680	$3,126	$3,114
Operating profit	268	253	487	474
Operating margin	16.4%	15.1%	15.6%	15.2%

MFC’s net sales during the second quarter of 2017 decreased $43 million, or 3%, compared to the same period in 2016. The decrease was attributable to lower net sales of approximately $120 million for air and missile defense programs due to lower deliveries on certain programs (primarily PAC-3). This decrease was partially offset by an increase of approximately $100 million for tactical missile programs due to product configuration mix (primarily Joint Air-to-Surface Standoff Missile (JASSM)) and due to higher deliveries (primarily Hellfire).

MFC’s operating profit during the second quarter of 2017 increased $15 million, or 6%, compared to the same period in 2016. Operating profit increased approximately $25 million for air and missile defense programs due to the achievement of contract milestones on an international program and a reserve recorded in the second quarter of 2016 for a contractual matter that did not recur in 2017. This increase was partially offset by a decrease of approximately $10 million for tactical missiles programs primarily due to performance matters on certain programs. Adjustments not related to volume, including net profit booking rate adjustments, during the second quarter of 2017 were comparable to the same period in 2016.

MFC’s net sales during the six months ended June 25, 2017 were comparable to the same period in 2016. Net sales increased due to higher net sales of approximately $55 million for fire control programs (primarily LANTIRN® and SNIPER®) due to increased deliveries; and $50 million for tactical missile programs due to increased deliveries (primarily Hellfire) and due to product configuration mix (primarily JASSM). These increases were offset by a decrease of approximately $60 million for air and missile defense programs due to lower deliveries on certain programs (primarily PAC-3) and lower volume (primarily Terminal High Altitude Area Defense (THAAD)); and about $30 million for various other programs primarily due to lower volume.

MFC’s operating profit during the six months ended June 25, 2017 increased $13 million, or 3%, compared to the same period in 2016. Operating profit increased approximately $35 million for air and missile defense programs due to achievement of contract milestones on an international program, a reserve recorded in the second quarter of 2016 for a contractual matter that did not recur in 2017, and higher risk retirements; and about $30 million for fire control programs (primarily LANTIRN® and SNIPER®) due to higher risk retirements and increased deliveries. These increases were partially offset by a decrease of approximately $35 million for tactical missiles programs (primarily Hellfire and Precision Fires) due to performance matters on certain programs, partially offset by increased deliveries; and about $20 million for various other programs primarily due to lower volume. Adjustments not related to volume, including net profit booking rate adjustments, during the six months ended June 25, 2017 were comparable to the same period in 2016.

We continue to expect MFC’s net sales to increase in the mid-single digit percentage range in 2017 as compared to 2016 driven primarily by our air and missile defense programs. Operating profit is expected to be flat or increase slightly. Accordingly, operating profit margin is expected to decline from 2016 levels as a result of contract mix and fewer risk retirements in 2017 compared to 2016.

Rotary and Mission Systems

Summary operating results for our RMS business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Net sales	$3,410	$3,303	$6,511	$6,307
Operating profit	254	202	362	431
Operating margin	7.4%	6.1%	5.6%	6.8%

RMS’ net sales during the second quarter of 2017 increased $107 million, or 3%, compared to the same period in 2016. The increase was primarily attributable to higher net sales of approximately $105 million due to certain adjustments recorded in 2016 required to account for the November 6, 2015 acquisition of Sikorsky; about $55 million for C4USS programs due to higher volume; and about $35 million for Sikorsky helicopter programs due to higher commercial aircraft deliveries (three aircraft delivered in 2017 compared to none in 2016). These increases were partially offset by a decrease of approximately $90 million for CSAT programs (primarily Littoral Combat Ship) due to lower volume.

RMS’ operating profit during the second quarter of 2017 increased $52 million, or 26%, compared to the same period in 2016. Operating profit increased approximately $40 million for Sikorsky helicopter programs primarily due to higher risk retirements; about $25 million for C4USS programs primarily due to a charge for performance matters on the EADGE-T contract recorded in the second quarter of 2016; and approximately $10 million due to certain adjustments recorded in 2016 required to account for the November 6, 2015 acquisition of Sikorsky. These increases were partially offset by a decrease in operating profit of approximately $20 million for CSAT programs primarily due to performance matters on certain programs and lower volume. Adjustments not related to volume, including net profit booking rate adjustments, were about $70 million higher in the second quarter of 2017 compared to the same period during 2016.

RMS’ net sales during the six months ended June 25, 2017 increased $204 million, or 3%, compared to the same period in 2016. The increase was primarily attributable to higher net sales of approximately $385 million due to certain adjustments recorded in 2016 required to account for the November 6, 2015 acquisition of Sikorsky. This increase was partially offset by decreases of approximately $100 million for CSAT programs due to lower volume; and about $65 million for Sikorsky helicopter programs due to lower government aircraft deliveries (71 aircraft delivered in 2017 compared to 87 in 2016).

RMS’ operating profit during the six months ended June 25, 2017 decreased $69 million, or 16%, compared to the same period in 2016. Operating profit decreased approximately $85 million for C4USS programs primarily due to a net $90 million increase in charges for performance matters on the EADGE-T contract; and about $50 million for training and logistics services programs and CSAT programs primarily due to lower risk retirements and performance matters on certain programs. These decreases were partially offset by an increase in operating profit of $45 million due to certain adjustments recorded in 2016 required to account for the November 6, 2015 acquisition of Sikorsky; and an increase in operating profit of $20 million for Sikorsky helicopter programs due to higher risk retirements. Adjustments not related to volume, including net profit booking rate adjustments, were about $45 million lower during the six months ended June 25, 2017 compared to the same period in 2016.

We continue to expect RMS’ 2017 net sales to increase in the low-single digit percentage range compared to 2016. Operating profit is also expected to increase in the low-single digit percentage range due to a reduction in certain purchase accounting adjustments that were attributable to the Sikorsky acquisition, offset by a charge recorded in the first quarter of 2017 for performance matters on the EADGE-T contract, resulting in comparable operating profit margins between years.

Space Systems

Summary operating results for our Space Systems business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Net sales	$2,413	$2,219	$4,774	$4,350
Operating profit	256	340	544	584
Operating margin	10.6%	15.3%	11.4%	13.4%

Space Systems’ net sales during the second quarter of 2017 increased $194 million, or 9%, compared to the same period in 2016. The increase was attributable to approximately $275 million due to net sales from AWE, which we began consolidating in the third quarter of 2016. This increase was partially offset by a decrease of approximately $45 million for other programs in strategic missile and defense systems and a decrease of $30 million for government satellite programs (primarily AEHF and MUOS) both due to lower volume.

Space Systems’ operating profit during the second quarter of 2017 decreased $84 million, or 25%, compared to the same period in 2016. Operating profit decreased about $70 million due to lower equity earnings from ULA; and a net $40 million increase in charges due to performance matters on certain commercial satellite programs. These decreases were partially offset by an increase of approximately $20 million for government satellite programs due to increased risk retirements, partially offset by a decrease due to contract mix (primarily ground solutions) and lower volume (primarily AEHF and MUOS). Adjustments not related to volume, including net profit booking rate adjustments, were about $10 million higher during the second quarter of 2017 compared to the same period in 2016.

Space Systems’ net sales during the six months ended June 25, 2017 increased $424 million, or 10%, compared to the same period in 2016. The increase was attributable to approximately $600 million due to net sales from AWE, which we began consolidating in the third quarter of 2016. This increase was partially offset by decreases of approximately $60 million for the other programs in strategic missile and defense systems; and about $55 million for government satellite programs (primarily AEHF and MUOS); and approximately $50 million for the Orion program, with all decreases due to lower volume.

Space Systems’ operating profit during the six months ended June 25, 2017 decreased $40 million, or 7%, compared to the same period in 2016. Operating profit decreased approximately $30 million for lower equity earnings from ULA; and a net $50 million increase in charges due to performance matters on certain commercial satellite programs. These decreases were partially offset by an increase of approximately $25 million for government satellite programs due to increased risk retirements, partially offset by a decrease due to contract mix (primarily ground solutions) and lower volume (primarily AEHF and MUOS); and an increase of about $20 million for the Orion program due to increased risk retirements. Adjustments not related to volume, including net profit booking rate adjustments, were about $35 million higher during the six months ended June 25, 2017 compared to the same period in 2016.

Total equity earnings recognized by Space Systems (primarily ULA) represented approximately $45 million, or 18% and approximately $125 million or 23%, of this business segment’s operating profit during the quarter and six months ended June 25, 2017, compared to approximately $120 million, or 35% and approximately $170 million or 29%, during the quarter and six months ended June 26, 2016.

We expect Space Systems’ 2017 net sales to decrease in the low-single digit percentage range as compared to 2016, driven by program lifecycles on government satellite programs, partially offset by the recognition of AWE net sales for a full year in 2017 versus a partial year in 2016 following the consolidation of AWE in the third quarter of 2016. Operating profit is expected to decline in the low-double digit percentage range, primarily driven by sales volume, the one-time AWE non-cash gain in 2016, amortization of the AWE intangible assets in 2017, and lower equity earnings in 2017 compared to 2016. As a result operating profit margin is expected to decline from 2016 levels.

FINANCIAL CONDITION

Liquidity and Cash Flows

We have a balanced cash deployment strategy to enhance stockholder value and position ourselves to take advantage of new business opportunities when they arise. Consistent with that strategy, we have continued to invest in our business, including capital expenditures, independent research and development and have made selective business acquisitions and investments, while returning cash to stockholders through dividends and share repurchases, and managing our debt levels, maturities and interest rates.

We have generated strong operating cash flows, which have been the primary source of funding for our operations, capital expenditures, debt service and repayments, dividends, share repurchases and postretirement benefit plan contributions. The total remaining authorization for future common share repurchases under our share repurchase program was $2.5 billion as of June 25, 2017.

We expect our cash from operations will continue to be sufficient to support our operations, anticipated capital expenditures, and postretirement benefit plan contributions for the foreseeable future. However, we may as conditions warrant issue commercial paper backed by our revolving credit facility to manage the timing of our cash flows. As described in the “Capital Resources” section below, we have financing resources available to fund potential cash outflows that are less predictable or more discretionary, should they occur. We also have access to credit markets, if needed, for liquidity or general corporate purposes, including our revolving credit facility or the ability to issue commercial paper, and letters of credit to support customer advance payments and for other trade finance purposes such as guaranteeing our performance on particular contracts.

The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	Six Months Ended
	June 25, 2017	June 26, 2016
Cash and cash equivalents at beginning of year	$ 1,837	$1,090

Operating activities
Net earnings	1,705	1,919
Non-cash adjustments	682	789
Changes in working capital	(207)	(402)
Other, net	1,030	834
Net cash provided by operating activities	3,210	3,140
Net cash used for investing activities	(439)	(327)
Net cash used for financing activities	(2,156)	(2,634)
Net change in cash and cash equivalents	615	179
Cash and cash equivalents at end of period	$ 2,452	$1,269

Operating Activities

Net cash provided by operating activities during the six months ended June 25, 2017 was comparable to the same period in 2016. Net cash provided by operating activities during the six months ended June 25, 2017 included $207 million in cash provided by changes in working capital. The change in working capital is defined as receivables and inventories less accounts payable and customer advances and amounts in excess of costs incurred. The change in working capital was largely driven by timing of cash receipts for accounts receivable (primarily the F-35 program), timing of cash receipts for customer advances and amounts in excess of cost incurred (primarily THAAD), and timing of payments for accounts payable. In addition, cash provided by operating activities during the six months ended June 26, 2016 included cash generated by IS&GS of approximately $295 million as we retained this cash as part of the divestiture.

Investing Activities

Net cash used for investing activities increased $112 million during the six months ended June 25, 2017, compared to the same period in 2016 primarily due to an increase of $62 million in capital expenditures. Capital expenditures amounted to $448 million and $386 million during the six months ended June 25, 2017 and June 26, 2016. The majority of our capital expenditures were for equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software. In addition, the prior year included cash proceeds related to the sale of property during the six months ended June 26, 2016.

Financing Activities

Net cash used for financing activities was $2.2 billion during the six months ended June 25, 2017, compared to $2.6 billion the same period in 2016. Net cash used for financing activities during the six months ended June 25, 2017 was primarily driven by dividend payments and share repurchases. Net cash used for financing activities during the six months ended June 26, 2016 was primarily driven by dividend payments, share repurchases and repayments of long-term debt according to their scheduled maturities.

During the six months ended June 25, 2017, we paid our first and second quarter dividends, which totaled $1.1 billion ($3.64 per share). During the six months ended June 26, 2016, we paid dividends totaling $1.0 billion. We paid $1.0 billion during both the six months ended June 25, 2017 and June 26, 2016 to repurchase 3.8 million and 4.5 million shares of our common stock, respectively.

In May 2016, we repaid $452 million of long-term notes with a fixed interest rate of 7.65% according to their scheduled maturities.

Cash received from the issuance of our common stock in connection with employee stock option exercises during the six months ended June 25, 2017 and June 26, 2016 totaled $44 million and $53 million, respectively. Those exercises resulted in the issuance of 0.5 million and 0.6 million shares of our common stock.

Capital Resources

At June 25, 2017, we held cash and cash equivalents of $2.5 billion, of which approximately $560 million was held outside of the U.S. by our foreign subsidiaries. Although those balances are generally available to fund ordinary business operations without legal or other restrictions, a significant portion is not immediately available to fund U.S. operations unless repatriated. Our intention is to permanently reinvest earnings from our foreign subsidiaries. While we do not intend to do so, if this cash had been repatriated at June 25, 2017, the amount of additional U.S. federal income tax that would be due after considering foreign tax credits would not be significant.

Our outstanding debt, net of unamortized discounts and issuance costs, was $14.3 billion as of June 25, 2017 and mainly is in the form of publicly-issued notes that bear interest at fixed rates. As of June 25, 2017, we were in compliance with all covenants contained in our debt and credit agreements. There were no material changes during the quarter or six months ended June 25, 2017 to our contractual commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2016 Form 10-K that were outside the ordinary course of our business.

At June 25, 2017, we had a $2.5 billion revolving credit facility (the 5-year Facility) with various banks that is available for general corporate purposes and expires on October 9, 2021. The undrawn portion of the 5-year Facility is also available to serve as a backup facility for the issuance of commercial paper. We may request and the banks may grant, at their discretion, an increase in the borrowing capacity under the 5-year Facility of up to an additional $500 million. There were no borrowings outstanding under the 5-year Facility as of June 25, 2017.

We have agreements in place with financial institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding as of June 25, 2017. However, we may as conditions warrant issue commercial paper backed by our credit facility to manage the timing of our cash flows.

On occasion, our customers may seek deferred payment terms to purchase our products. In connection with these transactions, we may enter into arrangements for the non-recourse sale of customer receivables to unrelated third–party financial institutions. For accounting purposes, these transactions are treated as a sale of receivables and the sale proceeds from the financial institutions are reflected in our operating cash flows on the statement of cash flows. During both the quarter and six months ended June 25, 2017, we sold approximately $365 million of customer receivables. There were no gains or losses related to sales of these receivables.

Our total equity was $1.3 billion at June 25, 2017, a decrease of $257 million from December 31, 2016. The decrease was primarily attributable to dividends declared of $1.6 billion, which includes our third quarter 2017 dividend, and the repurchase of 3.8 million shares for $1.0 billion. These decreases were partially offset by net earnings of $1.7 billion, $405 million in postretirement benefit plan expense and gains, and $169 million in stock-based awards and employee stock ownership plan (ESOP) activity. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings. Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess purchase price over par value of $828 million recorded as a reduction of retained earnings during the six months ended June 25, 2017.

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

In January 2017, Defense Secretary Mattis ordered a review of the F-35 program, including a comparison review of the F-35C carrier variant with a fourth generation alternative. Our Chairman, President and Chief Executive Officer continues to have discussions with the new Presidential Administration on the importance of the F-35 program and our commitment to cut costs. We continue to focus on reducing production and sustainment costs relating to the F-35 program.

Operationally, the U.S. Government continues to complete various tests, including ship trials, mission system evaluations and weapons testing, and the F-35 aircraft fleet recently surpassed 98,000 flight hours. Progress also continues on the production of aircraft. In January 2017, the program achieved a major milestone when the U.S. Navy received its first F-35C carrier variant at NAS Lemoore, California, as we continue to advance towards the U.S. Navy declaring the F-35C carrier variant ready for combat. The U.S. Marine Corps completed the deployment of 10 F-35B variants now permanently assigned to Marine Corps Air Station Iwakuni, Japan. In June 2017, the first Japanese assembled F-35A variant was unveiled at the Final Assembly and Check Out (FACO) facility in Nagoya, Japan. This aircraft marks the first of nearly 40 jets that will be produced for the Japanese Ministry of Defense at this location. Similarly, in May 2017, the first F-35B variant to be assembled outside the U.S. was rolled out at the Italian FACO facility, which has already delivered multiple F-35A variants and is slated to produce over 100 aircraft in total. As of June 25, 2017, we have delivered 229 production aircraft to our U.S. and international partners, and we have 148 production aircraft in backlog, including orders from our international partners.

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

Goodwill

The carrying value of our Sikorsky reporting unit included goodwill of $2.7 billion as of June 25, 2017. In our most recent annual goodwill impairment analysis, which was performed in the fourth quarter of 2016, we estimated that the fair value of our Sikorsky reporting unit exceeded its carrying value by a margin of approximately 10%. We acquired Sikorsky in November 2015 and recorded the assets acquired and liabilities assumed at fair value. Due to the acquisition and valuation, the carrying value and fair value of our Sikorsky reporting unit are currently closely aligned. Therefore, any business deterioration, contract cancelations or terminations, or negative changes in market factors could cause our sales, earnings and cash flows to decline below current projections. Similarly, market factors utilized in the impairment analysis, including long-term growth rates, discount rates and relevant comparable public company earnings multiples and transaction multiples, could negatively impact the fair value of our reporting units. Based on our assessment of these circumstances, we have determined that goodwill at our Sikorsky reporting unit is at risk for impairment should there be deterioration of projected cash flows, negative changes in market factors or a significant increase in the carrying value of the reporting unit.

Intangible assets

The carrying value of our Sikorsky indefinite-lived trademark intangible asset was $887 million as of June 25, 2017. We performed our most recent annual impairment analysis in the fourth quarter of 2016 using the relief from royalty method. The results indicated that the fair value of this intangible asset approximated its carrying value and no impairment existed. The carrying value and fair value of Sikorsky’s indefinite-lived intangible asset are currently closely aligned due to the recent acquisition of Sikorsky. Therefore, any business deterioration, contract cancelations or terminations, or negative changes in market factors could cause our sales to decline below current projections. Based on our assessment of these circumstances, we have determined that our Sikorsky trademark intangible asset is at risk for impairment.

Recent Accounting Pronouncements

See “Note 10 – Other” included in our Notes to Consolidated Financial Statements (under the caption “Recent Accounting Pronouncements”) for information related to new accounting standards.

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

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 25, 2017. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective due to the existence of a previously reported material weakness in internal control over financial reporting at Sikorsky Aircraft Corporation (Sikorsky). We acquired Sikorsky on November 6, 2015. Sikorsky operates as a business unit in our Rotary and Mission Systems business segment. The material weakness was identified and discussed in “Part II – Item 9A – Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2016.

Notwithstanding the identified material weakness, management, including our CEO (principal executive officer) and CFO (principal financial officer), believes the consolidated financial statements included in this Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows for the periods presented in accordance with U.S. GAAP.

Description of Material Weakness

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Based on this assessment, because of the effect of the material weakness at Sikorsky, as described in the following paragraph, management concluded that a material weakness existed in Lockheed Martin’s internal control over financial reporting and as a result, management determined that Lockheed Martin’s internal control over financial reporting was not effective as of December 31, 2016. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements could occur but will not be prevented or detected on a timely basis.

Sikorsky was acquired on November 6, 2015 and generated about 10% of our total net sales for the year ended December 31, 2016. Prior to 2016, Sikorsky was not included in the assessment of the effectiveness of our internal control over financial reporting as the U.S. Securities and Exchange Commission (SEC) rules provide companies one year to assess controls at an acquired entity. Accordingly, during 2016, we performed our first comprehensive assessment of the design and operating effectiveness of internal controls at Sikorsky and determined that Sikorsky’s internal control over financial reporting was ineffective as of December 31, 2016. Specifically, Sikorsky did not adequately identify, design and implement appropriate process-level controls for its accounting processes, including Sikorsky’s contract accounting and sales recognition processes, inventory accounting process and payroll process, and appropriate information technology controls for its information technology systems. There were no material errors in our financial results or balances identified as a result of the control deficiencies, and there was no restatement of prior period financial statements and no change in previously released financial results were required as the result of these control deficiencies.

Remediation Efforts to Address Material Weakness

Management continues to improve controls at Sikorsky in order to remediate the material weakness in Lockheed Martin’s internal control over financial reporting. During the first six months of 2017, we implemented several actions at Sikorsky, including increasing the number of individuals responsible for implementing and monitoring controls; training individuals responsible for designing, executing, testing and monitoring controls; expanding the scope of the internal controls program to include additional information technology systems; adding new process-level and information technology controls; modifying existing controls; and enhancing documentation that evidences that controls are performed. These actions are ongoing and we will continue to make additional improvements during the remainder of 2017. During the second quarter of 2017, we also began testing the design of process-level and information technology controls. Such controls must be in place and operating effectively for a sufficient period of time in order to validate the full remediation of the material weakness. We expect that the remediation of this material weakness will be completed as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts identified above to address the material weakness, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a - 15(d) and 15d - 15(d) of the Exchange Act that occurred during the quarter ended June 25, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements

This Form 10-Q contains statements that, to the extent they are not recitations of historical fact, constitute forward-looking statements within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “scheduled,” “forecast” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results may differ materially due to factors such as:

•	our reliance on contracts with the U.S. Government, all of which are conditioned upon the availability of funding and can be terminated by the U.S. Government for convenience, and our ability to negotiate favorable contract terms;
•	budget uncertainty and the potential for a government shutdown; affordability initiatives; the implementation of automatic sequestration under the Budget Control Act of 2011 or Congressional actions intended to replace sequestration;
•	risks related to the development, production, performance, schedule, cost and requirements of complex and technologically advanced programs including our largest, the F-35 program;
•	economic, industry, business and political conditions (domestic and international) including their effects on governmental policy;
•	our success expanding into and doing business in adjacent markets and internationally; the differing risks posed by international sales, including those involving commercial relationships with unfamiliar customers and different cultures; that in some instances our ability to recover investments is dependent upon the successful operation of ventures that we do not control; and changes in foreign national priorities, and foreign government budgets;
•	the competitive environment for our products and services, including increased pricing pressures, competition from outside the aerospace and defense industry, and increased bid protests;
•	planned production rates for significant programs; compliance with stringent performance and reliability standards; materials availability;
•	the performance and financial viability of key suppliers, teammates, ventures, venture partners, subcontractors and customers;
•	the timing and customer acceptance of product deliveries;
•	our ability to continue to innovate and develop new products and to attract and retain key personnel and transfer knowledge to new personnel; the impact of work stoppages or other labor disruptions;
•	the impact of cyber or other security threats or other disruptions to our businesses;
•	our ability to implement and continue capitalization changes such as share repurchase activity and payment of dividends, pension funding as well as the pace and effect of any such capitalization changes;
•	our ability to recover certain costs under U.S. Government contracts and changes in contract mix;
•	the accuracy of our estimates and projections and the potential impact of changes in U.S. or foreign tax laws;
•	movements in interest rates and other changes that may affect pension plan assumptions, equity, the level of the FAS/CAS adjustment and actual returns on pension plan assets;
•	realizing the anticipated benefits of acquisitions or divestitures, ventures, teaming arrangements or internal reorganizations, and our efforts to increase the efficiency of our operations and improve the affordability of our products and services;
•	the ability to realize synergies and other expected benefits of the Sikorsky acquisition; remediation of the material weakness in internal control over financial reporting related to Sikorsky;
•	risk of an impairment of goodwill, investments or other long-term assets, including the potential impairment of goodwill, intangible assets and inventory recorded as a result of the Sikorsky acquisition if Sikorsky does not perform as expected, has a deterioration of projected cash flows, negative changes in market factors, including oil and gas trends, or a significant increase in carrying value of the reporting unit;
•	risks related to the achievement of the intended benefits and tax treatment of the divestiture of our former IS&GS business;
•	the adequacy of our insurance and indemnities;
•	the effect of changes in (or the interpretation of): legislation, regulation or policy, including those applicable to procurement (including competition from fewer and larger prime contractors), cost allowability or recovery, accounting, taxation, or export; and
•	the outcome of legal proceedings, bid protests, environmental remediation efforts, government investigations or government allegations that we have failed to comply with law, other contingencies and U.S. Government identification of deficiencies in our business systems.

These are only some of the factors that may affect forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see our filings with the U.S. Securities and Exchange Commission (SEC) including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and subsequent quarterly reports on Form 10-Q. Our filings may be accessed through the Investor Relations page of our website, www.lockheedmartin.com/investor, or through the website maintained by the SEC at www.sec.gov.

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

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. “Item 1A. Risk Factors” of our 2016 Form 10-K describes some of the risks and uncertainties associated with our business, including U.S. Government funding, as further described in the “Industry Considerations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. These risks and uncertainties have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. We do not believe that there have been any material changes to the risk factors disclosed in our 2016 Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the quarter ended June 25, 2017.

The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended June 25, 2017.

Period (a)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Amount Available for Future Share Repurchases Under the Plans or Programs (b)
					(in millions)
March 27, 2017 – April 30, 2017	888,571		$269.44	888,503	$2,765
May 1, 2017 – May 28, 2017	573,757		$270.98	573,679	$2,609
May 29, 2017 – June 25, 2017	376,396		$279.95	375,618	$2,504
Total	1,838,724	(c)	$272.07	1,837,800

(a)	We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, June 25, 2017 was the last day of our June 2017 fiscal month.
(b)	In October 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. From time to time, our Board of Directors authorizes increases to our share repurchase program. The total remaining authorization for future common share repurchases under our share repurchase program was $2.5 billion as of June 25, 2017. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans. The program does not have an expiration date.
(c)	During the quarter ended June 25, 2017, the total number of shares purchased included 924 shares that were transferred to us by employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock units and performance stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the program.

ITEM 6.	Exhibits.

Exhibit No.	Description

10.1	Amendments to Terms of Outstanding Long-Term Incentive Performance Award Agreements (2015–2017 Performance Period and 2016–2018 Performance Period) under the Lockheed Martin Corporation 2011 Performance Award Plan Relating to Tax Withholding.

12	Computation of Ratio of Earnings to Fixed Charges

15	Acknowledgment of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Marillyn A. Hewson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Bruce L. Tanner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Marillyn A. Hewson and Bruce L. Tanner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: July 20, 2017	By: /s/ Brian P. Colan
Brian P. Colan
Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)