Form 10-Q
period 2017-09-24
LOCKHEED MARTIN CORP
filed 2017-10-26
CIK 936468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 24, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒  NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non–accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
There were 286,734,181 shares of our common stock, $1 par value per share, outstanding as of September 24, 2017.

Lockheed Martin Corporation
Form 10-Q
For the Quarterly Period Ended September 24, 2017

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Lockheed Martin Corporation
Consolidated Statements of Earnings
(unaudited; in millions, except per share data)

	Quarters Ended		Nine Months Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Net sales
Products	$10,496	$10,062	$30,837	$28,629
Services	1,673	1,489	5,074	4,867
Total net sales	12,169	11,551	35,911	33,496
Cost of sales
Products	(9,481)	(9,027)	(27,919)	(25,787)
Services	(1,513)	(1,313)	(4,547)	(4,321)
Severance charges	—	—	—	(80)
Other unallocated, net	176	173	484	401
Total cost of sales	(10,818)	(10,167)	(31,982)	(29,787)
Gross profit	1,351	1,384	3,929	3,709
Other income, net	77	204	133	412
Operating profit	1,428	1,588	4,062	4,121
Interest expense	(162)	(162)	(477)	(492)
Other non-operating (expense) income, net	(7)	1	(8)	2
Earnings from continuing operations before income taxes	1,259	1,427	3,577	3,631
Income tax expense	(320)	(338)	(933)	(837)
Net earnings from continuing operations	939	1,089	2,644	2,794
Net earnings from discontinued operations	—	1,306	—	1,520
Net earnings	$939	$2,395	$2,644	$4,314
Earnings per common share
Basic
Continuing operations	$3.27	$3.64	$9.16	$9.25
Discontinued operations	—	4.38	—	5.03
Basic earnings per common share	$3.27	$8.02	$9.16	$14.28
Diluted
Continuing operations	$3.24	$3.61	$9.08	$9.13
Discontinued operations	—	4.32	—	4.97
Diluted earnings per common share	$3.24	$7.93	$9.08	$14.10
Cash dividends paid per common share	$1.82	$1.65	$5.46	$4.95
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Comprehensive Income
(unaudited; in millions)

	Quarters Ended		Nine Months Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Net earnings	$939	$2,395	$2,644	$4,314
Other comprehensive income, net of tax
Postretirement benefit plans
Amounts reclassified from accumulated other comprehensive loss	200	175	602	521
Reclassification from divestiture of IS&GS	—	(134)	—	(134)
Other comprehensive gain recognized during the period	—	—	3	—
Other, net	77	72	137	66
Other comprehensive income, net of tax	277	113	742	453
Comprehensive income	$1,216	$2,508	$3,386	$4,767
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Balance Sheets
(in millions, except par value)

	September 24, 2017	December 31, 2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,941	$1,837
Receivables, net	9,021	8,202
Inventories, net	4,803	4,670
Other current assets	443	399
Total current assets	17,208	15,108
Property, plant and equipment, net	5,511	5,549
Goodwill	10,812	10,764
Intangible assets, net	3,877	4,093
Deferred income taxes	5,970	6,625
Other noncurrent assets	5,568	5,667
Total assets	$48,946	$47,806
Liabilities and equity
Current liabilities
Accounts payable	$2,848	$1,653
Customer advances and amounts in excess of costs incurred	6,195	6,776
Salaries, benefits and payroll taxes	1,895	1,764
Other current liabilities	2,146	2,349
Total current liabilities	13,084	12,542
Long-term debt, net	14,268	14,282
Accrued pension liabilities	13,998	13,855
Other postretirement benefit liabilities	858	862
Other noncurrent liabilities	4,563	4,659
Total liabilities	46,771	46,200
Stockholders’ equity
Common stock, $1 par value per share	285	289
Additional paid-in capital	—	—
Retained earnings	13,173	13,324
Accumulated other comprehensive loss	(11,360)	(12,102)
Total stockholders’ equity	2,098	1,511
Noncontrolling interests in subsidiary	77	95
Total equity	2,175	1,606
Total liabilities and equity	$48,946	$47,806
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Cash Flows
(unaudited; in millions)

	Nine Months Ended
	September 24, 2017	September 25, 2016
Operating activities
Net earnings	$2,644	$4,314
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	880	888
Stock-based compensation	133	124
Severance charges	—	99
Gain on divestiture of IS&GS business segment	—	(1,234)
Gain on step acquisition of AWE	—	(104)
Changes in assets and liabilities
Receivables, net	(819)	(1,537)
Inventories, net	(133)	(235)
Accounts payable	1,229	1,033
Customer advances and amounts in excess of costs incurred	(581)	57
Postretirement benefit plans	1,012	787
Income taxes	(202)	37
Other, net	801	231
Net cash provided by operating activities	4,964	4,460
Investing activities
Capital expenditures	(670)	(627)
Other, net	15	76
Net cash used for investing activities	(655)	(551)
Financing activities
Special cash payment from divestiture of IS&GS business segment	—	1,800
Repurchases of common stock	(1,500)	(1,280)
Dividends paid	(1,591)	(1,518)
Repayments of long-term debt	—	(952)
Proceeds from stock option exercises	62	75
Other, net	(176)	(229)
Net cash used for financing activities	(3,205)	(2,104)
Net change in cash and cash equivalents	1,104	1,805
Cash and cash equivalents at beginning of period	1,837	1,090
Cash and cash equivalents at end of period	$2,941	$2,895
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiary	Total Equity
Balance at December 31, 2016	$289	$—	$13,324	$(12,102)	$1,511	$95	$1,606
Net earnings	—	—	2,644	—	2,644	—	2,644
Other comprehensive income, net of tax	—	—	—	742	742	—	742
Repurchases of common stock	(5)	(282)	(1,213)	—	(1,500)	—	(1,500)
Dividends declared	—	—	(1,582)	—	(1,582)	—	(1,582)
Stock-based awards and ESOP activity	1	282	—	—	283	—	283
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(18)	(18)
Balance at September 24, 2017	$285	$—	$13,173	$(11,360)	$2,098	$77	$2,175

Balance at December 31, 2015	$303	$—	$14,238	$(11,444)	$3,097	$—	$3,097
Net earnings	—	—	4,314	—	4,314	—	4,314
Other comprehensive income, net of tax	—	—	—	453	453	—	453
Shares tendered and retired in connection with divestiture of IS&GS business segment	(9)	—	(2,488)	—	(2,497)		(2,497)
Repurchases of common stock	(6)	(272)	(1,002)	—	(1,280)	—	(1,280)
Dividends declared	—	—	(2,056)	—	(2,056)	—	(2,056)
Stock-based awards, ESOP activity and other	3	272	17	—	292	—	292
Net increase in noncontrolling interests in subsidiary	—	—	—	—	—	107	107
Balance at September 25, 2016	$291	$—	$13,023	$(10,991)	$2,323	$107	$2,430
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
We close our books and records on the last Sunday of the calendar quarter, which was on September 24 for the third quarter of 2017 and September 25 for the third quarter of 2016, to align our financial closing with our business processes. The consolidated financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods as our fiscal year ends on December 31.
The discussion and presentation of the operating results of our business segments have been impacted by the following recent events.
On August 16, 2016, we divested our former Information Systems & Global Solutions (IS&GS) business, which merged with Leidos Holdings, Inc. (Leidos) in a Reverse Morris Trust transaction. Accordingly, the operating results of the IS&GS business for the quarter and nine months ended September 25, 2016 have been classified as discontinued operations in the consolidated statements of earnings. However, the cash flows of the IS&GS business for the nine months ended September 25, 2016 have not been reclassified in our consolidated statement of cash flows as we retained the cash as part of the transaction. See “Note 3 – Divestiture” for additional information about the divestiture of the IS&GS business.
On August 24, 2016, we increased our ownership interest in the AWE Management Limited (AWE) joint venture from 33% to 51%, at which time we began consolidating AWE. Consequently, our operating results for the quarter and nine months ended September 24, 2017 include 100% of AWE’s sales and 51% of its operating profit. Prior to increasing our ownership interest, we accounted for our investment in AWE using the equity method of accounting. Under the equity method, we recognized only 33% of AWE’s earnings or losses and no sales. Accordingly, prior to August 24, 2016, the date we obtained control, we recorded 33% of AWE's net earnings in our operating results and subsequent to August 24, 2016, we recognized 100% of AWE's sales and 51% of its operating profit. Additionally, during the quarter and nine months ended September 25, 2016, we recorded a gain of $104 million associated with obtaining control of AWE, which consisted of a $127 million pre-tax gain recognized in the operating results of our Space Systems business segment and $23 million of deferred tax liabilities recorded at our corporate office.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

NOTE 2 – EARNINGS PER COMMON SHARE
The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Weighted average common shares outstanding for basic computations	287.1	298.5	288.5	302.0
Weighted average dilutive effect of equity awards	2.9	3.6	2.8	3.9
Weighted average common shares outstanding for diluted computations	290.0	302.1	291.3	305.9
We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units (RSUs) and performance stock units (PSUs) and exercise of outstanding stock options based on the treasury stock method. There were no significant anti-dilutive equity awards during the quarters and nine months ended September 24, 2017 or September 25, 2016.
NOTE 3 – DIVESTITURE
Divestiture of the Information Systems & Global Solutions Business
On August 16, 2016, we divested our former IS&GS business, which merged with Leidos, in a Reverse Morris Trust transaction (the Transaction). The Transaction was completed in a multi-step process pursuant to which we initially contributed the IS&GS business to Abacus Innovations Corporation (Abacus), a wholly-owned subsidiary of Lockheed Martin created to facilitate the Transaction, and the common stock of Abacus was distributed to participating Lockheed Martin stockholders through an exchange offer. Under the terms of the exchange offer, Lockheed Martin stockholders had the option to exchange shares of Lockheed Martin common stock for shares of Abacus common stock. At the conclusion of the exchange offer, all shares of Abacus common stock were exchanged for 9,369,694 shares of Lockheed Martin common stock held by Lockheed Martin stockholders that elected to participate in the exchange. The shares of Lockheed Martin common stock that were exchanged and accepted were retired, reducing the number of shares of our common stock outstanding by approximately 3%. Following the exchange offer, Abacus merged with a subsidiary of Leidos, with Abacus continuing as the surviving corporation and a wholly-owned subsidiary of Leidos.
As a result of the Transaction, we recognized a net gain of $1.2 billion in net earnings from discontinued operations during the quarter and nine months ended September 25, 2016. The net gain represents the $2.5 billion fair value of the shares of Lockheed Martin common stock exchanged and retired as part of the exchange offer, plus a $1.8 billion one-time special cash payment received from Abacus, less the net book value of the IS&GS business of about $3.0 billion at August 16, 2016 and other adjustments of about $100 million. The final gain is subject to certain post-closing adjustments, including final working capital, indemnification, and tax adjustments.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

The operating results of the IS&GS business that have been reflected within net earnings from discontinued operations for the quarter and nine months ended September 25, 2016 are as follows (in millions):

	Quarter Ended	Nine Months Ended
Net sales	$739	$3,410
Cost of sales	(635)	(2,953)
Severance charges	—	(19)
Gross profit	104	438
Other income, net	19	16
Operating profit	123	454
Earnings from discontinued operations before income taxes	123	454
Income tax expense	(51)	(168)
Net gain on divestiture of discontinued operations	1,234	1,234
Net earnings from discontinued operations	$1,306	$1,520
The operating results of the IS&GS business reported as discontinued operations for the quarter and nine months ended September 25, 2016 are different than the results previously reported for our former IS&GS business segment. Certain corporate overhead and pension costs that were historically allocated to and included in the operating results of IS&GS during the quarter and nine months ended September 25, 2016 have been reclassified into unallocated items and included in the results of our continuing operations because they were not directly attributable to IS&GS and we continue to incur these costs subsequent to the divestiture.
The amount of corporate overhead costs previously included in the operating results of IS&GS that have been reclassified to and included in our earnings from continuing operations were $17 million and $82 million during the quarter and nine months ended September 25, 2016. These costs are included in the other unallocated, net line. Additionally, we retained all assets and obligations related to the pension benefits earned by former IS&GS salaried employees through the date of the divestiture. We continue to incur the non-service portion of net pension costs (e.g., interest cost, actuarial gains and losses and expected return on plan assets) for these employees subsequent to the divestiture. The amount of the non-service pension costs previously included in the operating results of IS&GS that have been reclassified to and included in our continuing operations were $11 million and $54 million during the quarter and nine months ended September 25, 2016. These costs are included in the other unallocated, net line.
Financial information related to cash flows generated by the IS&GS business, such as depreciation and amortization, capital expenditures, and other non-cash items included in our consolidated statement of cash flows for the nine months ended September 25, 2016 were not significant.
In connection with the Transaction, Lockheed Martin retained certain liabilities, including liabilities associated with the New York Metropolitan Transportation Authority and its Capital Construction Company (collectively, the MTA) litigation discussed in “Note 7 – Legal Proceedings and Contingencies,” and has indemnified Abacus and Leidos in connection with other liabilities associated with the IS&GS business, including certain liabilities associated with ongoing investigations by the Department of Energy and the Department of Justice (DOJ) relating to the IS&GS business's involvement in the Mission Support Alliance, LLC (MSA) joint venture that manages and operates the Hanford Nuclear site for the Department of Energy. The DOJ has issued a number of Civil Investigative Demands to MSA, Lockheed Martin and the subsidiary of Lockheed Martin that performed information technology services for MSA, as well as current and former employees of each of these entities, and is continuing its False Claims Act investigation into matters involving MSA and the IS&GS business. The DOJ also is conducting a parallel criminal investigation. The investigations relate primarily to certain information technology services performed by a subsidiary of Lockheed Martin under a fixed price/fixed unit rate subcontract to MSA. In the event that the DOJ were to pursue a claim in connection with the ongoing MSA investigation, through the indemnification provisions agreed to as part of the Transaction, Lockheed Martin and Leidos have allocated liabilities between themselves.

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
Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation. Under the equity method of accounting for nonconsolidated ventures and investments, we include our share of the operating profit related to these ventures in operating profit of our business segments as the operating activities of equity method investees are closely aligned with the operations of our business segments. United Launch Alliance (ULA), results of which are included in our Space Systems business segment, is our primary equity method investee. Operating profit of our business segments excludes the FAS/CAS pension adjustment described below; expense for stock-based compensation; the effects of items not considered part of management’s evaluation of segment operating performance, such as charges related to significant severance actions and certain asset impairments; gains or losses from significant divestitures; the effects of certain legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. See “Note 10 – Other” (under the caption “Changes in Estimates”) for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Net sales
Aeronautics	$4,771	$4,188	$14,102	$12,362
Missiles and Fire Control	1,793	1,737	4,919	4,851
Rotary and Mission Systems	3,353	3,346	9,864	9,653
Space Systems	2,252	2,280	7,026	6,630
Total net sales	$12,169	$11,551	$35,911	$33,496
Operating profit
Aeronautics	$517	$437	$1,503	$1,335
Missiles and Fire Control	270	289	757	763
Rotary and Mission Systems	244	247	606	678
Space Systems (a)	218	450	762	1,034
Total business segment operating profit	1,249	1,423	3,628	3,810
Unallocated items
FAS/CAS pension adjustment
FAS pension expense	(342)	(256)	(1,030)	(758)
Less: CAS pension cost	562	482	1,686	1,430
FAS/CAS pension adjustment	220	226	656	672
Stock-based compensation	(32)	(28)	(133)	(124)
Severance charges	—	—	—	(80)
Other, net (b) (c)	(9)	(33)	(89)	(157)
Total unallocated items	179	165	434	311
Total consolidated operating profit	$1,428	$1,588	$4,062	$4,121
Intersegment sales
Aeronautics	$33	$30	$98	$105
Missiles and Fire Control	104	81	253	225
Rotary and Mission Systems	452	469	1,438	1,382
Space Systems	31	21	76	90
Total intersegment sales	$620	$601	$1,865	$1,802

(a)
On August 24, 2016, our ownership interest in the AWE joint venture increased from 33% to 51% and we were required to change our accounting for this investment from the equity method to consolidation. As a result of the increased ownership interest, we recognized a non-cash gain of $127 million at our Space Systems business segment, which increased net earnings from continuing operations by $104 million ($0.34 per share) in the quarter and nine months ended September 25, 2016. See “Note 1 – Basis of Presentation” for more information.

(b)
During the nine months ended September 24, 2017, we recognized a $64 million charge, which represents our portion of a noncash asset impairment charge recorded by our equity method investee, Advanced Military Maintenance, Repair and Overhaul Center LLC (AMMROC). See “Note 10 – Other” (under the caption “Equity Method Investee Impairment”) for more information.

(c)
Includes $17 million and $82 million of corporate overhead costs incurred during the quarter and nine months ended September 25, 2016 that were previously allocated to our former IS&GS business. See “Note 3 – Divestiture” for more information.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

Total assets for each of our business segments were as follows (in millions):

	September 24, 2017	December 31, 2016
Assets
Aeronautics	$7,918	$7,896
Missiles and Fire Control	4,510	4,000
Rotary and Mission Systems	18,500	18,367
Space Systems	5,425	5,250
Total business segment assets	36,353	35,513
Corporate assets (a)	12,593	12,293
Total assets	$48,946	$47,806

(a)
Corporate assets primarily include cash and cash equivalents, deferred income taxes, environmental receivables, and investments held in a separate trust to fund certain of our non-qualified deferred compensation plans.

Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented approximately 26% and 25% of our total consolidated net sales for the quarter and nine months ended September 24, 2017 and 23% of our total consolidated net sales for both the quarter and nine months ended September 25, 2016.
NOTE 5 – INVENTORIES, NET
Inventories, net consisted of the following (in millions):

	September 24, 2017	December 31, 2016
Work-in-process, primarily related to long-term contracts and programs in progress	$7,720	$7,864
Spare parts, used aircraft and general stock materials	798	833
Other inventories	767	719
Total inventories	9,285	9,416
Less: customer advances and progress payments	(4,482)	(4,746)
Total inventories, net	$4,803	$4,670

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

NOTE 6 – POSTRETIREMENT PLANS
Our pretax net periodic benefit cost related to our qualified defined benefit pension plans and retiree medical and life insurance plans consisted of the following (in millions):

	Quarters Ended		Nine Months Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Qualified defined benefit pension plans
Service cost	$205	$208	$615	$615
Interest cost	452	465	1,357	1,396
Expected return on plan assets	(602)	(667)	(1,806)	(2,000)
Recognized net actuarial losses	376	340	1,129	1,019
Amortization of prior service credits	(89)	(90)	(265)	(272)
Total net periodic benefit cost	$342	$256	$1,030	$758
Retiree medical and life insurance plans
Service cost	$5	$6	$15	$18
Interest cost	25	30	76	89
Expected return on plan assets	(31)	(34)	(95)	(103)
Recognized net actuarial losses	4	8	14	25
Amortization of prior service costs	4	5	11	16
Total net periodic benefit cost	$7	$15	$21	$45
 The recognized net actuarial losses and amortization of net prior service (credits) costs in the table above, along with similar amounts related to our other postretirement benefit plans and 2016 IS&GS reclassifications to discontinued operations ($14 million and $41 million during the quarter and nine months ended September 24, 2017 and $8 million and $18 million for the quarter and nine months ended September 25, 2016), were reclassified from accumulated other comprehensive loss (AOCL) and recorded as a component of net periodic benefit cost for the periods presented. These costs totaled $309 million ($200 million, net of tax) and $930 million ($602 million, net of tax) during the quarter and nine months ended September 24, 2017 and $271 million ($175 million, net of tax) and $806 million ($521 million, net of tax) during the quarter and nine months ended September 25, 2016, which were recorded on our consolidated statements of comprehensive income as an increase to other comprehensive income.
The funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006 (PPA), and in a manner consistent with CAS and Internal Revenue Code rules. There were no material contributions to our qualified defined benefit pension plans during the quarters and nine months ended September 24, 2017 and September 25, 2016. Currently, we do not plan to make material contributions to our pension plans in 2017, because none are required using current assumptions, including anticipated investment returns on plan assets.
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
Legal Proceedings
As a result of our acquisition of Sikorsky Aircraft Corporation (Sikorsky), we assumed the defense of and any potential liability for the following civil False Claims Act lawsuit. In October 2014, the U.S. Government filed a complaint in intervention in the U.S. District Court for the Eastern District of Wisconsin in a lawsuit brought by qui tam relator Mary Patzer, a former Derco Aerospace (Derco) employee. The Government alleged that Sikorsky and two of its wholly-owned subsidiaries, Derco and Sikorsky Support Services, Inc. (SSSI), violated the civil False Claims Act in connection with a contract that the U.S. Navy awarded to SSSI in June 2006 to support the Navy’s T-34 and T-44 fixed-wing turboprop training aircraft. SSSI subcontracted with Derco primarily to procure and manage the spare parts for the training aircraft. The Government alleges that SSSI overbilled the Navy on the contract because Derco used prohibited cost-plus-percentage-of-cost pricing to add profit and overhead costs as a percentage of the price of the spare parts that Derco procured and then sold to SSSI. The Government also claims that SSSI submitted false Certificates of Final Indirect Costs in the years 2006 through 2012. The Government’s complaint asserts numerous claims for violations of the False Claims Act, breach of contract and unjust enrichment.
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
On April 24, 2009, we filed a declaratory judgment action against the MTA asking the U.S. District Court for the Southern District of New York to find that the MTA is in material breach of our agreement based on the MTA’s failure to provide access to sites where work must be performed and the customer-furnished equipment necessary to complete the contract. The MTA filed an answer and counterclaim alleging that we breached the contract and subsequently terminated the contract for alleged default. The primary damages sought by the MTA are the cost to complete the contract and potential re-procurement costs. While we are unable to estimate the cost of another contractor to complete the contract and the costs of re-procurement, we note that our contract with the MTA had a total value of $323 million, of which $241 million was paid to us, and that the MTA is seeking damages of approximately $190 million. We dispute the MTA’s allegations and are defending against them. Additionally, following an investigation, our sureties on a performance bond related to this matter, who were represented by independent counsel, concluded that the MTA’s termination of the contract was improper. Finally, our declaratory judgment action was later amended to include claims for monetary damages against the MTA of approximately $95 million. This matter was taken under submission by the District Court in December 2014, after a five-week bench trial and the filing of post-trial pleadings by the parties. We continue to await a decision from the District Court. Although this matter relates to our former IS&GS business, we retained the litigation when we divested IS&GS.

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
At September 24, 2017 and December 31, 2016, the aggregate amount of liabilities recorded relative to environmental matters was $952 million and $1.0 billion, most of which are recorded in other noncurrent liabilities on our consolidated balance sheets. We have recorded receivables totaling $825 million and $870 million at September 24, 2017 and December 31, 2016, most of which are recorded in other noncurrent assets on our consolidated balance sheets, for the estimated future recovery of these costs, as we consider the recovery probable based on the factors previously mentioned. We project costs and recovery of costs over approximately 20 years.
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
In addition to the proceedings and potential proceedings discussed above, California previously established a maximum level of the contaminant hexavalent chromium in drinking water of 10 parts per billion (ppb). Recently, this standard was successfully challenged by the California Manufacturers and Technology Association (CMTA) for failure to conduct the required economic feasibility analysis. In response to the court's ruling, the State Water Resources Control Board (State Board) withdrew the hexavalent chromium standard from the published regulations, leaving only the 50 ppb standard for total chromium. The State Board has indicated it will work to re-establish a hexavalent chromium standard. If the standard for hexavalent chromium is re-established at 10 ppb or above, it will not have a material impact on our existing remediation costs in California. Further, the U.S. Environmental Protection Agency (U.S. EPA) is considering whether to regulate hexavalent chromium.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

California is also reevaluating its existing drinking water standard of 6 ppb for perchlorate, and the U.S. EPA is taking steps to regulate perchlorate in drinking water. If substantially lower standards are adopted, in either California or at the federal level for perchlorate or for hexavalent chromium, we expect a material increase in our estimates for environmental liabilities and the related assets for the portion of the increased costs that are probable of future recovery in the pricing of our products and services for the U.S. Government. The amount that would be allocable to our non-U.S. Government contracts or that is determined to not be recoverable under U.S. Government contracts would be expensed, which may have a material effect on our earnings in any particular interim reporting period.
Letters of Credit, Surety Bonds and Third-Party Guarantees
We have entered into standby letters of credit and surety bonds issued on our behalf by financial institutions, and directly issued guarantees to third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as venture partners. We had total outstanding letters of credit, surety bonds and third-party guarantees aggregating $3.3 billion and $3.7 billion at September 24, 2017 and December 31, 2016. Third-party guarantees do not include guarantees of subsidiaries and other consolidated entities.
At September 24, 2017 and December 31, 2016, third-party guarantees totaled $726 million and $709 million, of which approximately 60% and 56% related to guarantees of contractual performance of ventures to which we currently are or previously were a party. This amount represents our estimate of the maximum amount we would expect to incur upon the contractual non-performance of the venture partners. In addition, we generally have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a venture partner. In determining our exposures, we evaluate the reputation, technical capabilities and credit quality of our current and former venture partners. There were no material amounts recorded in our consolidated financial statements related to third-party guarantees.
United Launch Alliance
In connection with our 50% ownership interest of ULA, we and The Boeing Company (Boeing) are required to provide ULA an additional capital contribution if ULA is unable to make required payments under its inventory supply agreement with Boeing. As of September 24, 2017, ULA’s total remaining obligation to Boeing under the inventory supply agreement was $120 million. The parties have agreed to defer the remaining payment obligation, as it is more than offset by other commitments to ULA. Accordingly, we do not expect to be required to make a capital contribution to ULA under this agreement.
In addition, both we and Boeing have cross-indemnified each other for guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through September 24, 2017, and that it will not be necessary to make payments under the cross-indemnities or guarantees.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

NOTE 8 – FAIR VALUE MEASUREMENTS
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	September 24, 2017			December 31, 2016
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Equity securities	$47	$47	$—	$79	$79	$—
Mutual funds	858	858	—	856	856	—
U.S. Government securities	110	—	110	113	—	113
Other securities	176	—	176	151	—	151
Derivatives	28	—	28	27	—	27
Liabilities
Derivatives	105	—	105	85	—	85
Assets measured at NAV
Other commingled funds	18			—
Substantially all assets measured at fair value, other than derivatives, represent investments classified as trading securities held in a separate trust to fund certain of our non-qualified deferred compensation plans and are recorded in other noncurrent assets on our consolidated balance sheets. The fair values of equity securities and mutual funds are determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. The fair values of U.S. Government and other securities are determined using pricing models that use observable inputs (e.g., interest rates and yield curves observable at commonly quoted intervals), bids provided by brokers or dealers or quoted prices of securities with similar characteristics. The fair values of derivative instruments, which consist of foreign currency exchange forward and interest rate swap contracts, primarily are determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates, credit spreads and foreign currency exchange rates. We did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the nine months ended September 24, 2017.
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
The aggregate notional amount of our outstanding interest rate swaps at both September 24, 2017 and December 31, 2016 was $1.2 billion and the fair value was not significant. The aggregate notional amount of our outstanding foreign currency hedges at September 24, 2017 and December 31, 2016 was $4.4 billion and $4.0 billion and the fair value was not significant. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters and nine months ended September 24, 2017 and September 25, 2016. Substantially all of our derivatives are designated for hedge accounting.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $16.6 billion and $16.2 billion at September 24, 2017 and December 31, 2016. The outstanding principal amount was $15.5 billion and $15.3 billion, excluding unamortized discounts and issuance costs of $1.2 billion and $1.0 billion at September 24, 2017 and December 31, 2016. The estimated fair values of our outstanding debt were determined based on quoted prices for similar instruments in active markets (Level 2).
NOTE 9 – STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
During the nine months ended September 24, 2017, we repurchased 5.4 million shares of our common stock for $1.5 billion. The total remaining authorization for future common share repurchases under our share repurchase program was $2.0 billion as of September 24, 2017. On September 28, 2017, subsequent to the end of our third quarter, our Board of Directors authorized a $2.0 billion increase to the program. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings. Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess purchase price over par value of $1.2 billion and $1.0 billion recorded as a reduction of retained earnings during the nine months ended September 24, 2017 and September 25, 2016, respectively.
Dividends
We declared cash dividends totaling $1.6 billion ($5.46 per share) and $2.1 billion ($6.77 per share) during the nine months ended September 24, 2017 and September 25, 2016. Dividends declared in 2016 includes our fourth quarter dividend of $537 million ($1.82 per share), which was declared during the quarter ended September 25, 2016 and paid in the fourth quarter of 2016. On September 28, 2017, subsequent to the end of our third quarter, we increased our quarterly dividend rate by 10%, or $0.18 per share, to $2.00 per share, and we declared our fourth quarter dividend.
Restricted Stock Unit Grants
During the quarter ended September 24, 2017, there were no significant grants of RSUs. During the nine months ended September 24, 2017, we granted certain employees approximately 0.5 million RSUs with a grant date fair value of $254.53 per RSU. The grant date fair value of these RSUs is equal to the closing market price of our common stock on the grant date less a discount to reflect the delay in payment of dividend-equivalent cash payments that are made only upon vesting, which is generally three years from the grant date. We recognize the grant date fair value of RSUs, less estimated forfeitures, as compensation expense ratably over the requisite service period, which is shorter than the vesting period if the employee is retirement eligible on the date of grant or will become retirement eligible before the end of the vesting period.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

 Accumulated Other Comprehensive Loss
Changes in the balance of AOCL, net of tax, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL
Balance at December 31, 2016	$(11,981)	$(121)	$(12,102)
Other comprehensive income before reclassifications	3	123	126
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	774	—	774
Amortization of net prior service credits (a)	(172)	—	(172)
Other	—	14	14
Total reclassified from AOCL	602	14	616
Total other comprehensive income	605	137	742
Balance at September 24, 2017	$(11,376)	$16	$(11,360)

Balance at December 31, 2015	$(11,314)	$(130)	$(11,444)
Other comprehensive loss before reclassifications	—	(46)	(46)
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	703	—	703
Amortization of net prior service credits (a)	(182)	—	(182)
Recognition of net prior service credits from divestiture of IS&GS (b)	(134)	—	(134)
Other	—	112	112
Total reclassified from AOCL	387	112	499
Total other comprehensive income	387	66	453
Balance at September 25, 2016	$(10,927)	$(64)	$(10,991)

(a)
Reclassifications from AOCL related to our postretirement benefit plans were recorded as a component of net periodic benefit cost for each period presented (see “Note 6 – Postretirement Plans”). These amounts include $200 million and $175 million, net of tax, for the quarters ended September 24, 2017 and September 25, 2016, which are comprised of the recognition of net actuarial losses of $258 million and $234 million for the quarters ended September 24, 2017 and September 25, 2016 and the amortization of net prior service credits of $(58) million and $(59) million for the quarters ended September 24, 2017 and September 25, 2016.

(b)	Associated with the divestiture of the IS&GS business and included in net gain on divestiture of discontinued operations.
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
As previously disclosed, we have a program, EADGE-T, to design, integrate, and install an air missile defense command, control, communications, computers – intelligence (C4I) systems for an international customer that has experienced performance matters and for which we have periodically accrued reserves. During the first quarter of 2017, we revised our estimated costs to complete EADGE-T as a consequence of ongoing performance matters and recorded an additional charge of $120 million ($74 million or $0.25 per share, after tax) at our RMS business segment. As of September 24, 2017, cumulative losses, including reserves, remained at approximately $260 million on this program. We are continuing to monitor the viability of the program and the available options and could record additional charges in future periods. However, based on the reserves already accrued and our current estimate of the costs to complete the program, at this time we do not anticipate that additional charges, if any, would be material.
We have certain commercial satellite programs at our Space Systems business segment, where we have experienced performance matters related to the development and integration of the enhanced and modernized A2100 satellite platform. These commercial programs represent the development of new satellite technology to enhance the A2100’s power, propulsion and electronics, among other items, which is expected to benefit other commercial and government satellite programs. We have periodically revised our estimated costs to complete these programs. As previously reported, we recorded cumulative losses of approximately $260 million through June 25, 2017, including approximately $90 million recorded during the six months ended June 25, 2017. While the loss reflected our estimated total losses on the programs at that time, we continue to monitor any changes to the scope and estimated costs of these programs and may have to record additional loss reserves in future periods, which could be material to our operating results.
Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, net of state income taxes, increased segment operating profit by approximately $330 million and $1.1 billion in the quarter and nine months ended September 24, 2017 and $405 million and $1.1 billion in the quarter and nine months ended September 25, 2016. These adjustments increased net earnings by approximately $214 million ($0.74 per share) and $718 million ($2.46 per share) in the quarter and nine months ended September 24, 2017 and $265 million ($0.88 per share) and $730 million ($2.39 per share) in the quarter and nine months ended September 25, 2016.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

Restructuring Charges
During the first quarter of 2016, we recorded severance charges totaling approximately $80 million related to our Aeronautics business segment. The charges consisted of severance costs associated with the planned elimination of certain positions through either voluntary or involuntary actions. Upon separation, terminated employees received lump-sum severance payments primarily based on years of service. As of the end of the first quarter of 2017, we had substantially paid the severance cost associated with these actions.
Equity Method Investee Impairment
During the nine months ended September 24, 2017, equity earnings included a charge recorded in the first quarter of approximately $64 million ($40 million or $0.14 per share, after tax), which represented our portion of a noncash asset impairment related to certain long-lived assets held by our equity method investee, AMMROC. We are continuing to monitor this investment. It is possible that we may have to record our portion of additional charges should their business continue to experience performance issues, which could adversely affect our business, financial condition and results of operations.
Sales of Customer Receivables
On occasion, our customers may seek deferred payment terms to purchase our products. In connection with these transactions, we may enter into arrangements for the non-recourse sale of customer receivables to unrelated third–party financial institutions. For accounting purposes, these transactions are treated as a sale of receivables and the sale proceeds from the financial institutions are reflected in our operating cash flows on the statement of cash flows. During the quarter and nine months ended September 24, 2017, we sold approximately $146 million and $511 million of customer receivables. There were no gains or losses related to sales of these receivables.
Revolving Credit Facility Extension
In October 2017, our $2.5 billion revolving credit facility (the 5-year Facility) was amended to extend its expiration date by one year from October 9, 2021 to October 9, 2022.
Long-Term Debt
In September 2017, we issued notes totaling approximately $1.6 billion with a fixed interest rate of 4.09% maturing in September 2052 (the New Notes) in exchange for outstanding notes totaling approximately $1.4 billion with fixed interest rates ranging from 4.70% to 8.50% maturing 2029 to 2046 (the Old Notes). In connection with the exchange of principal, we paid a premium of $237 million, substantially all of which was in the form of New Notes. This premium will be amortized as additional interest expense over the term of the New Notes using the effective interest method. We may, at our option, redeem some or all of the New Notes at any time by paying the principal amount of notes being redeemed plus a make-whole premium and accrued and unpaid interest. Interest on the New Notes is payable on March 15 and September 15 of each year, beginning on March 15, 2018. The New Notes are unsecured senior obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness.
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
Income Taxes
Our effective income tax rates were 25.4% and 26.1% for the quarter and nine months ended September 24, 2017, and 23.7% and 23.1% for the quarter and nine months ended September 25, 2016. The rates for both periods benefited from tax deductions for U.S. manufacturing activities, dividends paid to our defined contribution plans with an employee stock ownership plan feature, tax deductions for employee equity awards, and the research and development tax credit. The rates in the quarter and nine months ended September 25, 2016 also benefited from the nontaxable gain recorded in connection with the increase in AWE ownership.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended (Topic 606) (commonly referred to as ASC 606), which will change the way we recognize revenue and significantly expand the disclosure requirements for revenue arrangements. We will adopt the requirements of the new standard on the effective date of January 1, 2018 using the full retrospective transition method, whereby ASC 606 will be applied to each prior year presented and the cumulative effect of applying ASC 606 will be recognized at January 1, 2016, the beginning of the earliest year presented.
As ASC 606 supersedes substantially all existing revenue guidance affecting us under current GAAP, it will impact revenue and cost recognition across all of our business segments, as well as our business processes and our information technology systems. We do not expect our adoption of ASC 606 to impact our cash flows.
We commenced our evaluation of the impact of ASC 606 in late 2014, by evaluating its impact on selected contracts at each of our business segments. With this baseline understanding, we developed a project plan to evaluate thousands of contracts across our business segments, develop processes and tools to dual report financial results under both current GAAP and ASC 606 and assess the internal control structure in order to adopt ASC 606 on January 1, 2018. We have periodically briefed our Audit Committee on our progress made towards adoption.
We currently recognize the majority of our revenue using the percentage-of-completion method of accounting, whereby revenue is recognized as we progress on the contract. For contracts with a significant amount of development and/or requiring the delivery of a minimal number of units, revenue and profit are recognized using the percentage-of-completion cost-to-cost method to measure progress. For example, we use this method at our Aeronautics business segment for the F-35 program; at our MFC business segment for the THAAD program; at our RMS business segment for the Littoral Combat Ship and Aegis Combat System programs; and at our Space Systems business segment for government satellite programs. For contracts that require us to produce a substantial number of similar items without a significant level of development, we currently record revenue and profit using the percentage-of-completion units-of-delivery method as the basis for measuring progress on the contract. For example, we use this method in Aeronautics for the C-130J and C-5 programs; in MFC for tactical missile programs (e.g., Hellfire, JASSM), PAC-3 programs and fire control programs (e.g., LANTIRN®, Sniper®); in RMS for Black Hawk and Seahawk helicopter programs; and in Space Systems for commercial satellite programs. For contracts to provide services to the U.S. Government, revenue is generally recorded using the percentage-of-completion cost-to-cost method.
Under ASC 606, revenue will be recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). Given the nature of our products and terms and conditions in our contracts, in particular those with the U.S. Government (including foreign military sales (FMS) contracts), the customer obtains control as we perform work under the contract. Therefore, we expect to recognize revenue over time for substantially all of our contracts using a method similar to our current percentage-of-completion cost-to-cost method. Accordingly, adoption of ASC 606 will primarily impact our contracts where revenue is currently recognized using the percentage-of-completion units-of-delivery method. As a result, we anticipate recognizing revenue for these contracts earlier in the performance period as we incur costs, as opposed to when units are delivered. We may also have more performance obligations in our contracts under ASC 606, which may impact the timing of recording sales and operating profit, including those where sales recognition is deferred pending the incurrence of costs. Backlog will also be impacted upon our adoption to reflect these changes and the requirements of ASC 606.
During the third quarter of 2017, we completed our preliminary assessment of the cumulative effect of adopting ASC 606 on our December 31, 2015 balance sheet using the full retrospective transition method. The adoption resulted in a decrease in inventories, an increase in billed receivables, contract assets (i.e., unbilled receivables) and contract liabilities (i.e., customer advances and amounts in excess of costs incurred) to primarily reflect the impact of converting contracts currently applying the units-of-delivery method to the cost-to-cost method for recognizing revenue and profits. We expect the net impact of these reclassifications to increase both our current assets and current liabilities by approximately 2%.
In addition, we completed our preliminary assessment of adopting ASC 606 on our fiscal year 2016 operating results during the third quarter of 2017. We expect the adoption of ASC 606 to increase our 2016 net sales by approximately less than 1% and decrease our operating profit and net earnings from continuing operations each by approximately less than 2%.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

The impact of adopting ASC 606 on our 2016 operating results may not be indicative of the adoption impacts in future periods or of our operating performance. We will continue our evaluation of ASC 606, including any new interpretations, through the date of adoption.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), which eliminates the requirement to separately measure and report hedge ineffectiveness. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We do not expect a significant impact to our consolidated assets and liabilities, net earnings, or cash flows as a result of adopting this new standard. We plan to adopt the new standard January 1, 2019.

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715), which changes the income statement presentation of certain components of net periodic benefit cost related to defined benefit pension and other postretirement benefit plans. Currently, we record all components of net periodic benefit costs in operating profit as part of cost of sales. Under ASU 2017-07, we will be required to record only the service component of net periodic benefit cost in operating profit and the non-service components of net periodic benefit cost (i.e., interest cost, expected return on plan assets, amortization of prior service cost or credits, and net actuarial gains or losses) as part of non-operating income. We plan to adopt the requirements of ASU 2017-07 on January 1, 2018 using the retrospective transition method. We expect the adoption of ASU 2017-07 to result in an increase to consolidated operating profit of $471 million and $846 million for 2016 and 2017, respectively, and a corresponding decrease in non-operating income for each year. We do not expect any impact to our business segment operating profit, our consolidated net earnings, or cash flows as a result of adopting ASU 2017-07.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350), which eliminates the requirement to compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill (i.e., commonly referred to as Step 2) from the current goodwill impairment test. The new standard does not change how a goodwill impairment is identified. We will continue to perform our quantitative and qualitative goodwill impairment test by comparing the fair value of each reporting unit to its carrying amount, but if we are required to recognize a goodwill impairment charge, under the new standard the amount of the charge will be calculated by subtracting the reporting unit’s fair value from its carrying amount. Under the current standard, if we are required to recognize a goodwill impairment charge, Step 2 requires us to calculate the implied value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination and the amount of the charge is calculated by subtracting the reporting unit’s implied fair value of goodwill from its actual goodwill balance. The new standard is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted, and should be applied prospectively from the date of adoption. We elected to adopt the new standard for future goodwill impairment tests at the beginning of the third quarter of 2017, because it significantly simplifies the evaluation of goodwill for impairment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (under the caption "Critical Accounting Policies") for additional information. The impact of the new standard will depend on the outcomes of future goodwill impairment tests.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements for both lessees and lessors. The new standard is effective January 1, 2019 for public companies, with early adoption permitted. The new standard will be applied using a modified retrospective approach to the beginning of the earliest period presented in the financial statements. We are continuing to evaluate the expected impact to our consolidated financial statements and related disclosures. We plan to adopt the new standard effective January 1, 2019.

Review Report of Ernst & Young LLP,
Independent Registered Public Accounting Firm
Board of Directors
Lockheed Martin Corporation
We have reviewed the consolidated balance sheet of Lockheed Martin Corporation as of September 24, 2017, and the related consolidated statements of earnings and comprehensive income for the quarters and nine months ended September 24, 2017 and September 25, 2016, and the consolidated statements of cash flows and equity for the nine months ended September 24, 2017 and September 25, 2016. These financial statements are the responsibility of the Corporation’s management.
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
October 26, 2017

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
Business Developments
On August 16, 2016, we divested our former Information Systems & Global Solutions (IS&GS) business, which merged with Leidos Holdings, Inc. (Leidos) in a Reverse Morris Trust transaction. Accordingly, the operating results of the IS&GS business for the quarter and nine months ended September 25, 2016 have been classified as discontinued operations in the consolidated statements of earnings. However, the cash flows of the IS&GS business for the nine months ended September 25, 2016 have not been reclassified in our consolidated statement of cash flows as we retained the cash as part of the transaction. See “Note 3 – Divestiture” included in our Notes to Consolidated Financial Statements for additional information.
On August 24, 2016, we increased our ownership interest in the AWE Management Limited (AWE) joint venture from 33% to 51%, at which time we began consolidating AWE. Consequently, our operating results for the quarter and nine months ended September 24, 2017 include 100% of AWE’s sales and 51% of its operating profit. Prior to increasing our ownership interest, we accounted for our investment in AWE using the equity method of accounting. Under the equity method, we recognized only 33% of AWE’s earnings or losses and no sales. Accordingly, prior to August 24, 2016, the date we obtained control, we recorded 33% of AWE's net earnings in our operating results and subsequent to August 24, 2016, we recognized 100% of AWE's sales and 51% of its operating profit. Additionally, during the quarter and nine months ended September 25, 2016, we recorded a gain of $104 million associated with obtaining control of AWE, which consisted of a $127 million pre-tax gain recognized in the operating results of our Space Systems business segment and $23 million of deferred tax liabilities recorded at our corporate office.
2017 Financial Outlook and 2018 Financial Trends
We expect 2017 net sales to increase in the mid-single digit percentage range from 2016 levels. The projected growth is driven by increased production and sustainment volume on the F-35 program at Aeronautics as well as increased volume at Missiles and Fire Control (MFC) and Rotary and Mission Systems (RMS), partially offset by a slight decrease in volume at Space Systems. We expect segment operating profit margin to be just above 10% compared to the 2016 margin of 10.8%, primarily driven by lower AWE earnings as a result of the non-cash gain recognized in 2016 related to the consolidation of AWE, amortization of AWE intangible assets in 2017, lower equity earnings at Space Systems, and a charge recorded in the first quarter of 2017 related to EADGE-T at RMS. We expect full year diluted earnings per share to increase to a range of $12.85 per share to $13.15 per share. The increase is driven primarily by a previously deferred non-cash gain of approximately $200 million that we expect to recognize in the fourth quarter, in other income, net at our corporate office related to properties sold in 2015. Recognition of this gain is expected to increase net earnings from continuing operations by $120 million, or $0.40 per share.

Effective January 1, 2018, we will adopt Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, as amended (commonly referred to as ASC 606), which will change the way we recognize revenue for certain customer contracts. During the third quarter of 2017, we completed a preliminary assessment of the impacts of adopting ASC 606 on our 2017 financial outlook. The following table presents our updated 2017 outlook under the current revenue recognition accounting standard (ASC 605) and our preliminary estimate under ASC 606. We are providing this information to assist in understanding our 2018 trend information in the following paragraphs. Additional information regarding the impacts of adopting ASC 606 can be found in "Note 10 - Other" included in our Notes to Consolidated Financial Statements (under the caption "Recent Accounting Pronouncements").

2017 Financial Outlook
(in millions)	ASC 605	ASC 606
Net sales	$50,000 – $51,200	$49,000 – $50,200
Business segment operating profit	$5,040 – $5,160	$5,040 – $5,160
FAS/CAS pension adjustment	~880	~880
Property sale gain (a)	~200	~200
Other, net	~(305)	~(305)
Consolidated operating profit (a)	$5,815 – $5,935	$5,815 – $5,935
Cash from operations	≥ $6,200	≥ $6,200

(a)
In the fourth quarter of 2017, the corporation expects to recognize a previously deferred non-cash gain of approximately $200 million related to properties sold in 2015, which is expected to increase net earnings from continuing operations by $120 million ($0.40 per share).

We expect our 2018 net sales to increase by approximately 2% as compared to 2017 net sales adjusted for the adoption of ASC 606 presented in the preceding table. Total business segment operating margin in 2018 is expected to be in the 10.3% to 10.5% range and cash from operations is expected to be greater than or equal to $5.0 billion. The preliminary outlook for 2018 assumes the U.S. Government continues to support and fund our key programs beyond the continuing resolution for government fiscal year (GFY) 2018. Changes in circumstances may require us to revise our assumptions, which could materially change our current estimate of 2018 net sales, operating margin and cash flows.

We expect the net 2018 FAS/CAS pension adjustment to be approximately $860 million assuming a 3.875% discount rate (a 25 basis point decrease from the end of 2016), a 9.00% return on plan assets in 2017 (a 150 basis point increase from the expected rate of return at the end of 2016), and a 7.50% expected long-term rate of return on plan assets in future years, among other assumptions. A change of plus or minus 25 basis points to the assumed discount rate, with all other assumptions held constant, would result in an incremental increase or decrease of approximately $115 million to the estimated net 2018 FAS/CAS pension adjustment. A change of plus or minus 100 basis points to the return on plan assets in 2017 only, with all other assumptions held constant, would increase or decrease the net 2018 FAS/CAS pension adjustment by approximately $20 million. We will finalize the postretirement benefit plan assumptions and determine the 2017 actual return on plan assets on December 31, 2017. The final assumptions and actual investment return for 2017 may differ materially from those discussed above. We expect to make contributions of $1.6 billion to our qualified defined benefit pension plans in 2018.
The following discussion is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and with our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K).

INDUSTRY CONSIDERATIONS
U.S. Government Funding
The U.S. Government has not yet passed an appropriations bill for fiscal year 2018 (the U.S. Government’s fiscal year begins on October 1 and ends on September 30). However, on September 8, 2017, the U.S. Government passed a continuing resolution funding measure to finance all U.S. Government activities through December 8, 2017. Under this continuing resolution, partial-year funding at amounts consistent with appropriated levels for fiscal year 2017 are available, subject to certain restrictions, but new spending initiatives are not authorized. Our key programs continue to be supported and funded despite the continuing resolution financing mechanism. However, during periods covered by continuing resolutions or until the regular appropriation bills are passed, we may experience delays in procurement of products and services due to lack of funding, and those delays may affect our results of operations.
In May 2017, the President submitted a budget proposal for GFY 2018 to Congress, which includes a base budget for the DoD of $575 billion, approximately $52 billion above the spending limits established under the Budget Control Act of 2011 (the Budget Control Act) (described below) and an increase of $32 billion over the fiscal year 2017 funding level. The President’s budget requests also includes funding of $65 billion for Overseas Contingency Operations (OCO) / Global War on Terror (GWOT), which is not subject to the Budget Control Act spending limits. Congress must approve or revise the President’s GFY 2018 budget proposals through enactment of appropriations bills and other policy legislation, which would then require final Presidential approval.

Both the House and Senate have passed versions of the 2018 National Defense Authorization bills, which establish funding levels for the agencies responsible for defense and set forth how the funds will be used. Each of these proposals reflect significant increases over the President’s $575 billion request. These two positions must now be reconciled in conference. It remains uncertain which measures will be adopted in the final National Defense Authorization Act and when an appropriations bill for fiscal year 2018 will be enacted or at what levels.
Currently, U.S. defense spending through fiscal year 2021 remains subject to statutory spending limits established by the Budget Control Act. The spending limits were modified for fiscal years 2013 through 2017 by the American Taxpayer Relief Act of 2012, the Bipartisan Budget Act of 2013 and the Bipartisan Budget Act of 2015. However, these acts did not provide relief to the spending limits beyond fiscal year 2017. If Congress approves the President’s budget proposal or other appropriation legislation with funding levels that exceed the spending limits, automatic across-the-board spending reductions, known as sequestration, would be triggered to reduce funding back to the spending limits. As currently enacted, the Budget Control Act limits defense spending to $522 billion for fiscal year 2018 with modest increases of about 2.5% per year through 2021. The President’s budget proposal as well as defense budget estimates for fiscal year 2018 and beyond exceed the spending limits established by the Budget Control Act. As a result, continued budget uncertainty and the risk of future sequestration cuts remain unless the Budget Control Act is repealed or significantly modified. The investments and acquisitions we have made in recent years have sought to align our businesses with what we believe are the most critical national priorities and mission areas. However, the possibility remains that our programs could be materially reduced, extended, or terminated as a result of the U.S. Government’s continuing assessment of priorities, changes in government priorities, the implementation of sequestration (particularly in those circumstances where sequestration is implemented across-the-board without regard to national priorities), or other budget cuts in lieu of sequestration.
In March 2017, the outstanding debt of the U.S. reached the debt borrowing limit, known as the debt ceiling, and the U.S. Department of Treasury began employing measures to finance the U.S. Government to avoid exceeding the debt ceiling. On September 8, 2017, Congress passed legislation suspending the debt ceiling through December 8, 2017.  Effective on December 9, 2017, the debt limit will be increased to the amount of debt the government holds outstanding on that date. However, despite using cash on hand and measures employed by the Department of Treasury, the debt ceiling is expected to be reached again in early 2018. Congress will need to raise the debt limit in order for the U.S. Government to continue borrowing money before these measures are exhausted. If the debt ceiling is not raised, the U.S. Government may not be able to pay for expenditures or fulfill its funding obligations and there could be significant disruption to all discretionary programs.

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

	Quarters Ended		Nine Months Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Net sales	$12,169	$11,551	$35,911	$33,496
Cost of sales	(10,818)	(10,167)	(31,982)	(29,787)
Gross profit	1,351	1,384	3,929	3,709
Other income, net	77	204	133	412
Operating profit	1,428	1,588	4,062	4,121
Interest expense	(162)	(162)	(477)	(492)
Other non-operating (expense) income, net	(7)	1	(8)	2
Earnings from continuing operations before income taxes	1,259	1,427	3,577	3,631
Income tax expense	(320)	(338)	(933)	(837)
Net earnings from continuing operations	939	1,089	2,644	2,794
Net earnings from discontinued operations	—	1,306	—	1,520
Net earnings	$939	$2,395	$2,644	$4,314
Diluted earnings per common share
Continuing operations	$3.24	$3.61	$9.08	$9.13
Discontinued operations	—	4.32	—	4.97
Total diluted earnings per common share	$3.24	$7.93	$9.08	$14.10
Certain amounts reported in other income, net, primarily our share of earnings or losses from equity method investees, are included in the operating profit of our business segments. Accordingly, such amounts are included in the discussion of our business segment results of operations.
Net Sales
We generate sales from the delivery of products and services to our customers. Our consolidated net sales were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Products	$10,496	$10,062	$30,837	$28,629
% of total net sales	86.3%	87.1%	85.9%	85.5%
Services	1,673	1,489	5,074	4,867
% of total net sales	13.7%	12.9%	14.1%	14.5%
Total net sales	$12,169	$11,551	$35,911	$33,496

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
Product Sales
Product sales increased $434 million, or 4%, during the quarter ended September 24, 2017 compared to the same period in 2016, primarily due to increased product sales of about $565 million at Aeronautics, partially offset by a decrease in product sales of about $65 million at Space Systems and about $60 million at RMS. The increase in product sales at Aeronautics was primarily attributable to higher sales for the F-35 program due to increased production volume. The decrease in product sales at Space Systems was primarily due to lower volume on government satellite programs (primarily Space Based Infrared Systems (SBIRS) and Advanced Extremely High Frequency (AEHF)), partially offset by net sales from AWE, which we began consolidating during the third quarter of 2016. The decrease in product sales at RMS is primarily due to aircraft mix for Sikorsky helicopter programs, partially offset by certain adjustments recorded in 2016 required to account for the November 6, 2015 acquisition.
Product sales increased $2.2 billion, or 8%, during the nine months ended September 24, 2017 compared to the same period in 2016, primarily due to increased product sales of about $1.6 billion at Aeronautics, $375 million at Space Systems and $300 million at RMS. The increase in product sales at Aeronautics was primarily attributable to higher sales for the F-35 program due to increased production volume, higher sales for the C-130 program due to aircraft configuration mix and higher volume on aircraft modernization for the F-16 program. Higher product sales at Space Systems were primarily due to net sales from AWE, which we began consolidating during the third quarter of 2016, partially offset by lower volume for government satellite programs (primarily SBIRS and AEHF). The increase in product sales at RMS was primarily attributable to certain adjustments recorded in 2016 required to account for acquisition of Sikorsky, partially offset by lower sales for Sikorsky helicopter programs due to fewer aircraft deliveries and mix.
Service Sales
Service sales increased $184 million, or 12%, during the quarter ended September 24, 2017 compared to the same period in 2016. The increase in service sales during the quarter ended September 24, 2017 was primarily due to higher sales of about $70 million at RMS, $60 million at MFC and $40 million at Space Systems. Higher service sales at RMS were primarily due to higher volume for training and logistics, C4ISR and Undersea Systems and Sensors (C4USS) and cyber, ships and advanced technologies (CSAT) services programs. The increase in service sales at MFC was primarily attributable to higher volume for sustainment activities (primarily Patriot Advanced Capability-3 (PAC-3)). Higher service sales at Space Systems were primarily due to increased volume on government satellite services.
Service sales increased $207 million, or 4%, during the nine months ended September 24, 2017 compared to the same period in 2016. The increase in service sales during the nine months ended September 24, 2017 was primarily due to increased sales of about $140 million at Aeronautics and $130 million at MFC, partially offset by lower service sales of about $85 million at RMS. The increase in service sales at Aeronautics was primarily due to higher sustainment activities (primarily the F-35 program). Higher service sales at MFC were primarily attributable to higher volume for sustainment activities (primarily PAC-3). Lower service sales at RMS were primarily due to contract timing of service revenues (primarily CSAT and C4USS).
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

Our consolidated cost of sales were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Cost of sales – products	$(9,481)	$(9,027)	$(27,919)	$(25,787)
% of product sales	90.3%	89.7%	90.5%	90.1%
Cost of sales – services	(1,513)	(1,313)	(4,547)	(4,321)
% of service sales	90.4%	88.2%	89.6%	88.8%
Severance charges	—	—	—	(80)
Other unallocated, net	176	173	484	401
Total cost of sales	$(10,818)	$(10,167)	$(31,982)	$(29,787)
The following discussion of material changes in our consolidated cost of sales for products and services should be read in tandem with the preceding discussion of changes in our consolidated net sales and our business segment results of operations. We have not identified any developing trends in cost of sales for products and services that would have a material impact on our future operations.
Product Costs
Product costs increased $454 million, or 5%, during the quarter ended September 24, 2017 compared to the same period in 2016, primarily due to increased product costs of about $500 million at Aeronautics, partially offset by a decrease in product costs of about $90 million at RMS. The increase in product costs at Aeronautics was primarily attributable to increased volume on aircraft production for the F-35 program. Lower product costs at RMS were primarily due to lower cost for Sikorsky helicopter programs due to certain adjustments recorded in 2016 required to account for the November 6, 2015 acquisition of Sikorsky and product mix.
Product costs increased $2.1 billion, or 8%, during the nine months ended September 24, 2017 compared to the same period in 2016, primarily due to increased product costs of about $1.4 billion at Aeronautics, $415 million at Space Systems and $350 million at RMS. The increase in product costs at Aeronautics was primarily due to increased volume on aircraft production for the F-35 program, higher cost for the C-130 program due to aircraft configuration mix, and higher cost on aircraft modernization for the F-16 program. The increase in product costs at Space Systems was primarily due to costs generated by AWE, which we began consolidating during the third quarter of 2016, partially offset by lower volume for government satellite programs (primarily SBIRS and AEHF). Higher product costs at RMS were primarily due to a net increase in charges for C4USS programs for performance matters on the EADGE-T contract, which were recorded during the first quarter of 2017 and in 2016, and higher costs due to a performance matter on the Vertical Launching System (VLS) program.
Service Costs
Service costs increased $200 million, or 15%, during the quarter ended September 24, 2017 compared to the same period in 2016. The increase in service costs during the quarter ended September 24, 2017 was primarily due to increased service costs of about $100 million at RMS, $40 million at MFC and $40 million at Space Systems. Higher service costs at RMS were primarily due to higher volume for training and logistics, C4USS and CSAT services programs. The increase in service costs at MFC was primarily attributable to higher sustainment activities (primarily PAC-3 and Hellfire). Higher service costs at Space Systems were primarily due to increased volume on government satellite services.
Service costs increased $226 million, or 5%, during the nine months ended September 24, 2017 compared to the same period in 2016. The increase in service costs during the nine months ended September 24, 2017 was primarily due to increased service costs of about $165 million at Aeronautics and about $90 million at MFC, partially offset by lower service costs of about $65 million at RMS. Higher service costs at Aeronautics were primarily due to increased sustainment activities (primarily the F-35 program) and higher cost for the C-130 program due to timing of expenses for sustainment programs. Higher service costs at MFC were primarily attributable to higher sustainment activities (primarily PAC-3 and Hellfire). Lower service costs at RMS were primarily due to contract timing of service costs (primarily CSAT and C4USS).

Restructuring Charges
During the first quarter of 2016, we recorded severance charges totaling approximately $80 million related to our Aeronautics business segment. The charges consisted of severance costs associated with the planned elimination of certain positions through either voluntary or involuntary actions. Upon separation, terminated employees received lump-sum severance payments primarily based on years of service. As of the end of the first quarter of 2017, we had substantially paid the severance cost associated with these actions.
Other Unallocated, Net
Other unallocated, net primarily includes the FAS/CAS pension adjustment as described in the “Business Segment Results of Operations” section below, stock-based compensation and other corporate costs. These items are not allocated to the business segments and, therefore, are excluded from the cost of sales for products and services. Other unallocated, net was a net reduction to expense of $176 million and $484 million during the quarter and nine months ended September 24, 2017 compared to a net reduction to expense of $173 million and $401 million during the quarter and nine months ended September 25, 2016. During the quarter ended September 24, 2017, there was a slight increase in the net reduction to expense driven by various corporate items, none of which were individually significant. The increase in net reduction to expense during the nine months ended September 24, 2017, was primarily attributable to corporate overhead costs reclassified during 2016 from the former IS&GS business to other unallocated, net, partially offset by fluctuations in other costs associated with various corporate items, none of which were individually significant. See “Note 3 – Divestiture” included in our Notes to Consolidated Financial Statements for additional information about overhead costs reclassified to other unallocated, net.
Other Income, Net
Other income, net primarily includes our share of earnings or losses from equity method investees and gains or losses for acquisitions and divestitures. During the quarter and nine months ended September 24, 2017, other income, net was $77 million and $133 million, compared to $204 million and $412 million for the quarter and nine months ended September 25, 2016. The decrease for the quarter and nine months ended September 24, 2017 was primarily attributable to the net gain of $104 million recognized in 2016 on the step acquisition of AWE and decreased earnings generated by equity method investees, as discussed in the “Business Segment Results of Operations” section below. In addition, the nine months ended September 24, 2017 includes our portion of a noncash asset impairment charge recorded by our equity method investee, Advanced Military Maintenance, Repair and Overhaul Center LLC (AMMROC), in the first quarter of 2017 of approximately $64 million.
Interest Expense
Interest expense was $162 million and $477 million during the quarter and nine months ended September 24, 2017, compared to $162 million and $492 million during the quarter and nine months ended September 25, 2016. Interest expense during the quarter was comparable to the same period in 2016. Lower interest expense during the nine months ended September 24, 2017 resulted primarily from our scheduled repayment of $952 million of debt during 2016.
Income Tax Expense
Our effective income tax rates were 25.4% and 26.1% for the quarter and nine months ended September 24, 2017, and 23.7% and 23.1% for the quarter and nine months ended September 25, 2016. The rates for both periods benefited from tax deductions for U.S. manufacturing activities, dividends paid to our defined contribution plans with an employee stock ownership plan feature, tax deductions for employee equity awards, and the research and development tax credit. The rates in the quarter and nine months ended September 25, 2016 also benefited from the nontaxable gain recorded in connection with the increase in AWE ownership.

Future changes in tax law could significantly impact our provision for income taxes, the amount of taxes payable, our deferred tax asset and liability balances, and stockholders' equity. Recent proposals to lower the U.S. corporate income tax rate would require us to reduce our net deferred tax assets upon enactment of new tax legislation, with a corresponding material, one-time, non-cash increase in income tax expense, but our income tax expense and payments would be materially reduced in subsequent years. Our net deferred tax assets were $6.0 billion and $6.6 billion at September 24, 2017 and December 31, 2016, based on the current 35% Federal statutory income tax rate, and primarily relate to our postretirement benefit plans. If Congress had enacted tax reform legislation at September 24, 2017 that set the Federal statutory income tax rate between 15% and 25%, our net deferred tax assets would have been reduced by between $3.4 billion and $1.7 billion, and we would have recorded a corresponding one-time, non-cash increase in income tax expense of between $3.4 billion and $1.7 billion. This additional expense would vary based on the new statutory rate and whether the change in rate was phased in or temporary. The amount of net deferred tax assets will change periodically based on several factors, including the measurement of our postretirement benefit plan obligations and actual cash contributions to our postretirement benefit plans.
Net Earnings from Continuing Operations
We reported net earnings from continuing operations of $939 million ($3.24 per share) and $2.6 billion ($9.08 per share) during the quarter and nine months ended September 24, 2017, compared to $1.1 billion ($3.61 per share) and $2.8 billion ($9.13 per share) during the quarter and nine months ended September 25, 2016. Both net earnings and earnings per share from continuing operations were affected by the factors mentioned above. Earnings per share also benefited from a net decrease of approximately six million shares outstanding from September 25, 2016 to September 24, 2017 as a result of share repurchases, partially offset by share issuance under our stock-based awards and certain defined contribution plans.
Net Earnings from Discontinued Operations
We reported net earnings from discontinued operations of $1.3 billion ($4.32 per share) and $1.5 billion ($4.97 per share) during the quarter and nine months ended September 25, 2016 related to our IS&GS business, which was divested on August 16, 2016.
Net Earnings
Net earnings for the quarter and nine months ended September 24, 2017 were $939 million ($3.24 per share) and $2.6 billion ($9.08 per share) compared to $2.4 billion ($7.93 per share) and $4.3 billion ($14.10 per share) for the quarter and nine months ended September 25, 2016.
BUSINESS SEGMENT RESULTS OF OPERATIONS
We operate in four business segments: Aeronautics, MFC, RMS and Space Systems. We organize our business segments based on the nature of the products and services offered.
Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation. Under the equity method of accounting for nonconsolidated ventures and investments, we include our share of the operating profit related to these ventures in operating profit of our business segments as the operating activities of equity method investees are closely aligned with the operations of our business segments. United Launch Alliance (ULA), results of which are included in our Space Systems business segment, is our primary equity method investee. Operating profit of our business segments excludes the FAS/CAS pension adjustment described below; expense for stock-based compensation; the effects of items not considered part of management’s evaluation of segment operating performance, such as charges related to significant severance actions and certain asset impairments; gains or losses from significant divestitures; the effects of certain legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. See “Note 10 – Other” included in our Notes to Consolidated Financial Statements (under the caption “Changes in Estimates”) for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.

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
Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Net sales
Aeronautics	$4,771	$4,188	$14,102	$12,362
Missiles and Fire Control	1,793	1,737	4,919	4,851
Rotary and Mission Systems	3,353	3,346	9,864	9,653
Space Systems	2,252	2,280	7,026	6,630
Total net sales	$12,169	$11,551	$35,911	$33,496
Operating profit
Aeronautics	$517	$437	$1,503	$1,335
Missiles and Fire Control	270	289	757	763
Rotary and Mission Systems	244	247	606	678
Space Systems (a)	218	450	762	1,034
Total business segment operating profit	1,249	1,423	3,628	3,810
Unallocated items
FAS/CAS pension adjustment
FAS pension expense	(342)	(256)	(1,030)	(758)
Less: CAS pension cost	562	482	1,686	1,430
FAS/CAS pension adjustment	220	226	656	672
Stock-based compensation	(32)	(28)	(133)	(124)
Severance charges	—	—	—	(80)
Other, net (b) (c)	(9)	(33)	(89)	(157)
Total unallocated items	179	165	434	311
Total consolidated operating profit	$1,428	$1,588	$4,062	$4,121

(a)
On August 24, 2016, our ownership interest in the AWE joint venture increased from 33% to 51% and we were required to change our accounting for this investment from the equity method to consolidation. As a result of the increased ownership interest, we recognized a non-cash gain of $127 million at our Space Systems business segment, which increased net earnings from continuing operations by $104 million ($0.34 per share) in the quarter and nine months ended September 25, 2016. See “Note 1 – Basis of Presentation” included in our Notes to Consolidated Financial Statements for more information.

(b)
During the nine months ended September 24, 2017, we recognized a $64 million charge, which represents our portion of a noncash asset impairment charge recorded by our equity method investee, AMMROC. See “Note 10 – Other” (under the caption “Equity Method Investee Impairment”) included in our Notes to Consolidated Financial Statements for more information.

(c)
Includes $17 million and $82 million of corporate overhead costs incurred during the quarter and nine months ended September 25, 2016 that were previously allocated to our former IS&GS business. See “Note 3 – Divestiture” included in our Notes to Consolidated Financial Statements for more information.

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

We regularly provide customers with reports of our costs as the contract progresses. The cost information in the reports is accumulated in a manner specified by the requirements of each contract. For example, cost data provided to a customer for a product would typically align to the subcomponents of that product (such as a wing-box on an aircraft) and for services would align to the type of work being performed (such as aircraft sustainment). Our contracts generally are cost-based, which allows for the recovery of costs in the pricing of our products and services. Most of our contracts are bid and negotiated with our customers under circumstances in which we are required to disclose our estimated total costs to provide the product or service. This approach for negotiating contracts with our U.S. Government customers generally allows for the recovery of our costs. We also may enter into long-term supply contracts for certain materials or components to coincide with the production schedule of certain products and to ensure their availability at known unit prices.
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
As previously disclosed, we have a program, EADGE-T, to design, integrate, and install an air missile defense command, control, communications, computers – intelligence (C4I) systems for an international customer that has experienced performance matters and for which we have periodically accrued reserves. During the first quarter of 2017, we revised our estimated costs to complete EADGE-T as a consequence of ongoing performance matters and recorded an additional charge of $120 million ($74 million or $0.25 per share, after tax) at our RMS business segment. As of September 24, 2017, cumulative losses, including reserves, remained at approximately $260 million on this program. We are continuing to monitor the viability of the program and the available options and could record additional charges in future periods. However, based on the reserves already accrued and our current estimate of the costs to complete the program, at this time we do not anticipate that additional charges, if any, would be material.

We have certain commercial satellite programs at our Space Systems business segment, where we have experienced performance matters related to the development and integration of the enhanced and modernized A2100 satellite platform. These commercial programs represent the development of new satellite technology to enhance the A2100’s power, propulsion and electronics, among other items, which is expected to benefit other commercial and government satellite programs. We have periodically revised our estimated costs to complete these programs. As previously reported, we recorded cumulative losses of approximately $260 million through June 25, 2017, including approximately $90 million recorded during the six months ended June 25, 2017. While the loss reflected our estimated total losses on the programs at that time, we continue to monitor any changes to the scope and estimated costs of these programs and may have to record additional loss reserves in future periods, which could be material to our operating results.
Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, net of state income taxes, increased segment operating profit by approximately $330 million and $1.1 billion in the quarter and nine months ended September 24, 2017 and $405 million and $1.1 billion in the quarter and nine months ended September 25, 2016.
Aeronautics

Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Net sales	$4,771	$4,188	$14,102	$12,362
Operating profit	517	437	1,503	1,335
Operating margin	10.8%	10.4%	10.7%	10.8%
Aeronautics’ net sales during the quarter ended September 24, 2017 increased $583 million, or 14%, compared to the same period in 2016. The increase was primarily attributable to higher net sales of approximately $540 million for the F-35 program due to increased volume on production and sustainment.
Aeronautics’ operating profit during the quarter ended September 24, 2017 increased $80 million, or 18%, compared to the same period in 2016. Operating profit increased approximately $65 million for the F-35 program due to increased volume on aircraft production and sustainment activities and higher risk retirements and about $55 million for the F-16 program due to higher risk retirements. These increases were partially offset by a decrease of approximately $25 million for the C-5 program due to lower risk retirements and decreased deliveries (one aircraft delivered in 2017 compared to two in 2016). Adjustments not related to volume, including net profit booking rate adjustments, were about $45 million higher during the quarter ended September 24, 2017 compared to the same period in 2016.
Aeronautics’ net sales during the nine months ended September 24, 2017 increased $1.7 billion, or 14%, compared to the same period in 2016. The increase was primarily attributable to higher net sales of approximately $1.4 billion for the F-35 program due to increased volume on production and sustainment; about $110 million for the C-130 program due to aircraft configuration mix; and about $105 million for the F-16 program due to higher volume on aircraft modernization programs, partially offset by lower deliveries (seven aircraft delivered in 2017 compared to eight in 2016).
Aeronautics’ operating profit during the nine months ended September 24, 2017 increased $168 million, or 13%, compared to the same period in 2016. Operating profit increased approximately $215 million for the F-35 program due to increased volume on aircraft production and sustainment activities and higher risk retirements and about $75 million for the F-16 program due to higher risk retirements and higher volume on aircraft modernization programs. These increases were partially offset by a decrease of about $40 million for the C-130 program primarily due to the timing of expenses for sustainment programs; about $15 million due to lower equity earnings from an investee; and approximately $65 million for other aeronautics programs primarily due to lower risk retirements and the establishment of a reserve recorded in the first quarter of 2017. Adjustments not related to volume, including net profit booking rate adjustments, were about $115 million higher during the nine months ended September 24, 2017 compared to the same period in 2016.
We continue to expect Aeronautics’ 2017 net sales to increase in the low-double digit percentage range as compared to 2016 due to increased volume on the F-35 program. Operating profit is now expected to increase at a comparable percentage range, driven by performance improvements on several programs.

Missiles and Fire Control
Summary operating results for our MFC business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Net sales	$1,793	$1,737	$4,919	$4,851
Operating profit	270	289	757	763
Operating margin	15.1%	16.6%	15.4%	15.7%
MFC’s net sales during the quarter ended September 24, 2017 increased $56 million, or 3%, compared to the same period in 2016. The increase was primarily attributable to higher net sales of approximately $45 million for tactical missile programs (Joint Air-to-Surface Standoff Missile (JASSM)) due to product configuration mix.
MFC’s operating profit during the quarter ended September 24, 2017 decreased $19 million, or 7%, compared to the same period in 2016. Operating profit decreased approximately $30 million for tactical missile programs (primarily Precision Fires, Joint Air-to-Ground Missile (JAGM), and Hellfire) due to lower risk retirements and the establishment of a reserve on a program. Adjustments not related to volume, including net profit booking rate adjustments, were about $70 million lower during the quarter ended September 24, 2017 compared to the same period in 2016.
MFC’s net sales during the nine months ended September 24, 2017 increased $68 million, or 1%, compared to the same period in 2016. The increase was attributable to higher net sales of approximately $95 million for tactical missile programs due to product configuration mix (JASSM) and due to increased deliveries (primarily Hellfire). This increase was partially offset by a decrease of approximately $45 million for air and missile defense programs due to lower deliveries (primarily PAC-3).
MFC’s operating profit during the nine months ended September 24, 2017 was comparable with the same period in 2016. Operating profit decreased about $65 million for tactical missiles programs (primarily Precision Fires, JAGM, and Hellfire) due to lower risk retirements and the establishment of the reserve referenced above, partially offset by increased deliveries (primarily Hellfire). This decrease was partially offset by an increase of approximately $30 million for fire control programs (primarily LANTIRN® and SNIPER®) due to higher risk retirements and increased deliveries; and about $25 million for air and missile defense programs due to higher volume (primarily Terminal High Altitude Area Defense (THAAD)) and a reserve recorded in fiscal year 2016 for a contractual matter that did not recur in 2017. Adjustments not related to volume, including net profit booking rate adjustments, were about $70 million lower during the nine months ended September 24, 2017 compared to the same period in 2016.
We expect MFC’s net sales to increase in the high-single digit percentage range in 2017 as compared to 2016 driven primarily by our air and missile defense and tactical missile programs. Operating profit is expected to increase in the low-single digit percentage range in 2017 as compared to 2016. Accordingly, operating profit margin is expected to decline from 2016 levels.
Rotary and Mission Systems
Summary operating results for our RMS business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Net sales	$3,353	$3,346	$9,864	$9,653
Operating profit	244	247	606	678
Operating margin	7.3%	7.4%	6.1%	7.0%
RMS’ net sales during the quarter ended September 24, 2017 were comparable with the same period in 2016. An increase of approximately $95 million in higher sales for training and logistics services programs due to higher volume was mostly offset by a decrease of approximately $85 million for Sikorsky helicopter programs primarily due to aircraft mix, partially offset by certain adjustments recorded in 2016 required to account for the November 5, 2015 acquisition.

RMS’ operating profit during the quarter ended September 24, 2017 was comparable with the same period in 2016. Operating profit decreased approximately $40 million for CSAT programs due to a performance matter on the VLS program; and about $20 million for Sikorsky helicopter programs due to aircraft mix, partially offset by certain adjustments recorded in 2016 required to account for the acquisition. These decreases were offset by an increase of approximately $35 million for training and logistics services programs due to higher volume and higher risk retirements. Adjustments not related to volume, including net profit booking rate adjustments, were about $10 million higher during the quarter ended September 24, 2017 compared to the same period during 2016.
RMS’ net sales during the nine months ended September 24, 2017 increased $211 million, or 2%, compared to the same period in 2016. The increase was primarily attributable to approximately $235 million for Sikorsky helicopter programs due to certain adjustments recorded in 2016 required to account for the acquisition, partially offset by lower aircraft deliveries and mix; and about $95 million for training and logistics services programs due to higher volume. These increases were partially offset by a decrease of about $170 million for CSAT programs due to lower volume.
RMS’ operating profit during the nine months ended September 24, 2017 decreased $72 million, or 11%, compared to the same period in 2016. Operating profit decreased about $70 million for C4USS programs primarily due to a net $85 million increase in charges for performance matters on the EADGE-T contract, which were recorded in the first quarter of 2017 and in 2016; and about $60 million for CSAT programs primarily due to the performance matter on the VLS program referenced above. These decreases were partially offset by an increase of $45 million for Sikorsky helicopter programs due to certain adjustments recorded in 2016 required to account for the acquisition, partially offset by decreases due to lower aircraft deliveries and mix. Adjustments not related to volume, including net profit booking rate adjustments, were about $35 million lower during the nine months ended September 24, 2017 compared to the same period in 2016.
We expect RMS’ 2017 net sales to increase in the mid-single digit percentage range compared to 2016. Operating profit is expected to be comparable to 2016 as a result of increased sales volume offset by a charge recorded in the third quarter of 2017 for performance matters on the VLS program and a charge recorded in the first quarter of 2017 for performance matters on the EADGE-T contract. Accordingly, we expect slightly lower operating profit margins between years.
Space Systems
Summary operating results for our Space Systems business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Net sales	$2,252	$2,280	$7,026	$6,630
Operating profit	218	450	762	1,034
Operating margin	9.7%	19.7%	10.8%	15.6%
Space Systems’ net sales during the quarter ended September 24, 2017 decreased $28 million, or 1%, compared to the same period in 2016. The decrease was primarily attributable to approximately $160 million for government satellite programs (primarily SBIRS and AEHF) and about $60 million across other programs (including the Orion program) with these decreases due to lower volume. These decreases were partially offset by an increase of approximately $190 million due to net sales from AWE, which we began consolidating during the third quarter of 2016.
Space Systems’ operating profit during the quarter ended September 24, 2017 decreased $232 million, or 52%, compared to the same period in 2016. Operating profit decreased approximately $127 million due to the pre-tax gain recorded in the third quarter of 2016 related to the consolidation of AWE, which did not recur in 2017; about $70 million for government satellite programs (primarily SBIRS and AEHF) due to lower risk retirements, a charge for performance matters and lower volume; and about $20 million for lower equity earnings from ULA. Adjustments not related to volume, including net profit booking rate adjustments, were about $60 million lower during the quarter ended September 24, 2017 compared to the same period in 2016.

Space Systems’ net sales during the nine months ended September 24, 2017 increased $396 million, or 6%, compared to the same period in 2016. The increase was attributable to approximately $790 million due to net sales from AWE, which the corporation began consolidating during the third quarter of 2016. This increase was partially offset by a decrease of about $215 million for government satellite programs (primarily SBIRS and AEHF) due to lower volume; and approximately $150 million across other programs (including the Orion program) due to lower volume.
Space Systems’ operating profit during the nine months ended September 24, 2017 decreased $272 million, or 26%, compared to the same period in 2016. Operating profit decreased about $127 million due to the pre-tax gain recorded in the third quarter of 2016 related to the consolidation of AWE; a net decrease of about $55 million for charges recorded in the second quarter of 2017 for performance matters on certain commercial satellite programs; about $45 million for government satellite programs (primarily SBIRS and AEHF) due to the charge for performance matters referenced above and lower volume; and about $50 million for lower equity earnings from ULA. Adjustments not related to volume, including net profit booking rate adjustments, were about $25 million lower during the nine months ended September 24, 2017 compared to the same period in 2016.
Total equity earnings recognized by Space Systems (primarily ULA) represented approximately $45 million, or 21% and approximately $170 million or 22%, of this business segment’s operating profit during the quarter and nine months ended September 24, 2017, compared to approximately $70 million, or 16% and approximately $240 million or 23%, during the quarter and nine months ended September 25, 2016.

We expect Space Systems’ 2017 net sales to be comparable to 2016, driven by lower volume resulting from program lifecycles on government satellite programs and decreased commercial launch-related activities, offset by the recognition of AWE net sales for a full year in 2017 versus a partial year in 2016 following the consolidation of AWE in the third quarter of 2016. Operating profit is expected to decline in the low-double digit percentage range, primarily driven by the one-time AWE non-cash gain in 2016, amortization of the AWE intangible assets in 2017, and lower equity earnings in 2017 compared to 2016. As a result operating profit margin is expected to decline from 2016 levels.
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
We have generated strong operating cash flows, which have been the primary source of funding for our operations, capital expenditures, debt service and repayments, dividends, share repurchases and postretirement benefit plan contributions. The total remaining authorization for future common share repurchases under our share repurchase program was $2.0 billion as of September 24, 2017. On September 28, 2017, subsequent to the end of our third quarter, our Board of Directors authorized a $2.0 billion increase to the program.
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

The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	Nine Months Ended
	September 24, 2017	September 25, 2016
Cash and cash equivalents at beginning of year	$1,837	$1,090
Operating activities
Net earnings	2,644	4,314
Non-cash adjustments	1,013	(227)
Changes in working capital	(304)	(682)
Other, net	1,611	1,055
Net cash provided by operating activities	4,964	4,460
Net cash used for investing activities	(655)	(551)
Net cash used for financing activities	(3,205)	(2,104)
Net change in cash and cash equivalents	1,104	1,805
Cash and cash equivalents at end of period	$2,941	$2,895
Operating Activities
Net cash provided by operating activities increased $504 million during the nine months ended September 24, 2017 compared to the same period in 2016. Cash provided by changes in working capital during the nine months ended September 24, 2017 increased $378 million. The change in working capital is defined as receivables and inventories less accounts payable and customer advances and amounts in excess of costs incurred. The change in working capital was largely driven by timing of cash receipts for accounts receivable (primarily tactical missiles and government satellite programs) and timing of payments for accounts payable, partially offset by timing of cash receipts for customer advances (primarily THAAD). Cash tax payments during the nine months ended September 24, 2017 were $885 million compared to $945 million in 2016. In addition, cash provided by operating activities during the nine months ended September 25, 2016 included cash generated by IS&GS of approximately $310 million as we retained this cash as part of the divestiture.
Investing Activities
Net cash used for investing activities increased $104 million during the nine months ended September 24, 2017, compared to the same period in 2016 primarily due to an increase of $43 million in capital expenditures. Capital expenditures amounted to $670 million and $627 million during the nine months ended September 24, 2017 and September 25, 2016. The majority of our capital expenditures were for equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software. In addition, the prior year included cash proceeds related to the sale of property during the nine months ended September 25, 2016.
Financing Activities
Net cash used for financing activities was $3.2 billion during the nine months ended September 24, 2017, compared to $2.1 billion the same period in 2016. Net cash used for financing activities during the nine months ended September 24, 2017 was primarily driven by dividend payments and share repurchases. Net cash used for financing activities during the nine months ended September 25, 2016 was primarily driven by dividend payments, share repurchases and repayments of long-term debt according to their scheduled maturities, partially offset by the proceeds from the one-time special cash payment from the divestiture of our former IS&GS business.
During the nine months ended September 24, 2017 and September 25, 2016, we paid dividends totaling $1.6 billion ($5.46 per share) and $1.5 billion ($4.95 per share). In addition, we paid $1.5 billion and $1.3 billion during the nine months ended September 24, 2017 and September 25, 2016 to repurchase 5.4 million and 5.7 million shares of our common stock, respectively.

In September 2016, we repaid $500 million of long-term notes with a fixed interest rate of 2.13% according to their scheduled maturities. In May 2016, we repaid $452 million of long-term notes with a fixed interest rate of 7.65% according to their scheduled maturities.
Cash received from the issuance of our common stock in connection with employee stock option exercises during the nine months ended September 24, 2017 and September 25, 2016 totaled $62 million and $75 million, respectively. Those exercises resulted in the issuance of 0.7 million and 1.0 million shares of our common stock, respectively.
Capital Resources
At September 24, 2017, we held cash and cash equivalents of $2.9 billion, of which approximately $594 million was held outside of the U.S. by our foreign subsidiaries. Although those balances are generally available to fund ordinary business operations without legal or other restrictions, a significant portion is not immediately available to fund U.S. operations unless repatriated. Our intention is to permanently reinvest earnings from our foreign subsidiaries. While we do not intend to do so, if this cash had been repatriated at September 24, 2017, the amount of additional U.S. federal income tax that would be due after considering foreign tax credits would not be significant.
In September 2017, we issued notes totaling approximately $1.6 billion with a fixed interest rate of 4.09% maturing in September 2052 (the New Notes) in exchange for outstanding notes totaling approximately $1.4 billion with fixed interest rates ranging from 4.70% to 8.50% maturing 2029 to 2046 (the Old Notes). See "Note 10 – Other" included in our Notes to Consolidated Financial Statements for additional discussion.
Our outstanding debt, net of unamortized discounts and issuance costs, was $14.3 billion as of September 24, 2017 and mainly is in the form of publicly-issued notes that bear interest at fixed rates. As of September 24, 2017, we were in compliance with all covenants contained in our debt and credit agreements. Except for the increase in our outstanding principal amount as a result of the debt exchange described above, there were no material changes during the quarter or nine months ended September 24, 2017 to our contractual commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2016 Form 10-K that were outside the ordinary course of our business.
At September 24, 2017, we had a $2.5 billion revolving credit facility (the 5-year Facility) with various banks that is available for general corporate purposes and expires on October 9, 2021. The undrawn portion of the 5-year Facility is also available to serve as a backup facility for the issuance of commercial paper. Effective October 9, 2017, we extended the expiration date of the 5-year Facility from October 9, 2021 to October 9, 2022. We may request and the banks may grant, at their discretion, an increase in the borrowing capacity under the 5-year Facility of up to an additional $500 million. There were no borrowings outstanding under the 5-year Facility as of September 24, 2017.
We have agreements in place with financial institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding as of September 24, 2017. However, we may as conditions warrant issue commercial paper backed by our credit facility to manage the timing of our cash flows.
On occasion, our customers may seek deferred payment terms to purchase our products. In connection with these transactions, we may enter into arrangements for the non-recourse sale of customer receivables to unrelated third–party financial institutions. For accounting purposes, these transactions are treated as a sale of receivables and the sale proceeds from the financial institutions are reflected in our operating cash flows on the statement of cash flows. During the quarter and nine months ended September 24, 2017, we sold approximately $146 million and $511 million of customer receivables. There were no gains or losses related to sales of these receivables.
Our total equity was $2.2 billion at September 24, 2017, an increase of $569 million from December 31, 2016. The increase was primarily attributable to net earnings of $2.6 billion, $605 million in postretirement benefit plan expense and gains, and $283 million in stock-based awards and employee stock ownership plan (ESOP) activity. These increases were partially offset by dividends declared of $1.6 billion and the repurchase of 5.4 million shares for $1.5 billion. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings. Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess purchase price over par value of $1.2 billion recorded as a reduction of retained earnings during the nine months ended September 24, 2017.

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
Operationally, the U.S. Government continues to complete various tests, including ship trials, mission system evaluations and weapons testing, and the F-35 aircraft fleet recently surpassed 108,000 flight hours. Progress also continues on the production of aircraft. In January 2017, the program achieved a major milestone when the U.S. Navy received its first F-35C carrier variant at NAS Lemoore, California, as we continue to advance towards the U.S. Navy declaring the F-35C carrier variant ready for combat. The U.S. Marine Corps completed the deployment of 10 F-35B variants now permanently assigned to Marine Corps Air Station Iwakuni, Japan. In June 2017, the first Japanese assembled F-35A variant was unveiled at the Final Assembly and Check Out (FACO) facility in Nagoya, Japan. This aircraft, delivered in September, marks the first of nearly 40 jets that will be produced for the Japanese Ministry of Defense at this location. Similarly, in May 2017, the first F-35B variant to be assembled outside the U.S. was rolled out at the Italian FACO facility, which has already delivered multiple F-35A variants and is slated to produce over 100 aircraft in total. As of September 24, 2017, we have delivered 244 production aircraft to our U.S. and international partners, and we have 257 production aircraft in backlog, including orders from our international partners.
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
Critical Accounting Policies
Other than updating our actuarial assumptions used to measure our qualified defined benefit pension obligation and the adoption of ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350), disclosed in "Note 10 – Other" included in our Notes to Consolidated Financial Statements (under the caption “Recent Accounting Pronouncements”), there have been no significant changes to the critical accounting policies we disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report on Form 10-K.
Postretirement Benefit Plans
We measure our net obligations related to our postretirement benefit plans annually at year end, which are largely dependent upon several key economic and actuarial assumptions. If we assume a discount rate at the end of 2017 of 3.875% (a 25 basis point decrease from the end of 2016), a 9.00% actual return on plan assets in 2017 (a 150 basis point increase from the expected rate of return at the end of 2016) and all other assumptions are held constant, we expect the net 2018 FAS/CAS pension adjustment to be approximately $860 million. With these assumptions, we expect the amount of the qualified defined benefit pension plan obligation to be recorded at the end of 2017 to increase, resulting in a non-cash, after-tax decrease in equity of approximately $1.3 billion.

A change of plus or minus 25 basis points to the assumed discount rate of 3.875%, with all other assumptions held constant, would result in an incremental non-cash, after-tax increase or decrease to equity at the end of 2017 of approximately $1.0 billion, with a corresponding incremental increase or decrease of approximately $115 million to the estimated net 2018 FAS/CAS pension adjustment discussed above.
A change of plus or minus 100 basis points to the 2017 actual return on plan assets, with all other assumptions held constant, would result in an incremental non-cash, after-tax increase or decrease to equity at the end of the 2017 of approximately $200 million, with a corresponding incremental increase or decrease of approximately $20 million to the estimated net 2018 FAS/CAS pension benefit discussed above.

We expect to make contributions of $1.6 billion to our qualified defined benefit pension plans in 2018. We anticipate recovering approximately $2.5 billion of CAS pension cost in 2018.
Accounting for postretirement benefit plans under GAAP requires that the amounts we record are computed using actuarial valuations. These valuations utilize many assumptions, including those we make regarding financial markets and other economic conditions and longevity. Changes in those annual assumptions can impact our total equity at any given year end, and the amount of expense we record for our postretirement benefits plans in the following year. We will finalize the postretirement benefit plan assumptions and determine the 2017 actual return on plan assets on December 31, 2017. The final assumptions and the actual investment returns for 2017 may differ materially from those discussed above. Please refer to our critical accounting policies under the caption “Postretirement Benefit Plans” in our 2016 Annual Report on Form 10-K for a more detailed discussion of the significant assumptions we must make, in addition to information regarding our ability to recover our pension costs in the pricing of our contracts.
Goodwill

As disclosed in "Note 10 – Other" included in our Notes to Consolidated Financial Statements (under the caption “Recent Accounting Pronouncements”), at the beginning of the quarter ended September 24, 2017, we adopted ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350), which eliminates the requirement to compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill (commonly referred to as Step 2) from the current goodwill impairment test. We elected to adopt the new standard at the beginning of the third quarter of 2017 because it significantly simplifies the evaluation of goodwill for impairment and we have updated our critical accounting policy for goodwill to reflect the adoption of the new standard.

The assets and liabilities of acquired businesses are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying identifiable net assets of acquired businesses.

Our goodwill balance was $10.8 billion at both September 24, 2017 and December 31, 2016. We perform an impairment test of our goodwill at least annually in the fourth quarter or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may be impaired. Such events or changes in circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators, competition, reorganizations of our business, U.S. Government budget restrictions or the disposal of all or a portion of a reporting unit. Our goodwill has been allocated to and is tested for impairment at a level referred to as the reporting unit, which is our business segment level or a level below the business segment. The level at which we test goodwill for impairment requires us to determine whether the operations below the business segment constitute a self-sustaining business for which discrete financial information is available and segment management regularly reviews the operating results.

We may use both qualitative and quantitative approaches when testing goodwill for impairment. For selected reporting units where we use the qualitative approach, we perform a qualitative evaluation of events and circumstances impacting the reporting unit to determine the likelihood of goodwill impairment. Based on that qualitative evaluation, if we determine it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further evaluation is necessary. Otherwise we perform a quantitative impairment test. We perform quantitative tests for most reporting units at least once every three years. However, for certain reporting units we may perform a quantitative impairment test every year.

During the quantitative impairment test we compare the fair value of a reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of the reporting unit, including goodwill, exceeds its fair value, a goodwill impairment loss is recognized in an amount equal to that excess. We generally estimate the fair value of each reporting unit using a combination of a discounted cash flow (DCF) analysis and market-based valuation methodologies such as comparable public company trading values and values observed in recent business acquisitions. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, discount rates and relevant comparable public company earnings multiples and relevant transaction multiples. The cash flows employed in the DCF analysis are based on our best estimate of future sales, earnings and cash flows after considering factors such as general market conditions, U.S. Government budgets, existing firm orders, expected future orders, contracts with suppliers, labor agreements, changes in working capital, long term business plans and recent operating performance. The discount rates utilized in the DCF analysis are based on the respective reporting unit’s weighted average cost of capital, which takes into account the relative weights of each component of capital structure (equity and debt) and represents the expected cost of new capital, adjusted as appropriate to consider the risk inherent in future cash flows of the respective reporting unit. The carrying value of each reporting unit includes the assets and liabilities employed in its operations, goodwill and allocations of amounts held at the business segment and corporate levels.
The carrying value of our Sikorsky reporting unit included goodwill of $2.7 billion as of September 24, 2017. In our most recent annual goodwill impairment analysis, which was performed in the fourth quarter of 2016, we estimated that the fair value of our Sikorsky reporting unit exceeded its carrying value by a margin of approximately 10%. We acquired Sikorsky in November 2015 and recorded the assets acquired and liabilities assumed at fair value. Due to the acquisition and valuation, the carrying value and fair value of our Sikorsky reporting unit are currently closely aligned. Therefore, any business deterioration, contract cancellations or terminations, or negative changes in market factors could cause our sales, earnings and cash flows to decline below current projections. Similarly, market factors utilized in the impairment analysis, including long-term growth rates, discount rates and relevant comparable public company earnings multiples and transaction multiples, could negatively impact the fair value of our reporting units. Based on our assessment of these circumstances, we have determined that goodwill at our Sikorsky reporting unit is at risk for impairment should there be deterioration of projected cash flows, negative changes in market factors or a significant increase in the carrying value of the reporting unit.

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
Intangible assets
The carrying value of our Sikorsky indefinite-lived trademark intangible asset was $887 million as of September 24, 2017. In our most recent annual impairment analysis, which was performed in the fourth quarter of 2016, we estimated that the fair value of this intangible asset approximated its carrying value and no impairment existed. Additionally, our Sikorsky business has finite-lived customer program intangible assets and inventories with carrying values of $2.7 billion and $2.1 billion as of September 24, 2017. The carrying value and fair value of Sikorsky’s intangible assets and inventories are currently closely aligned due to the recent acquisition of Sikorsky. Therefore, any business deterioration, contract cancellations or terminations, or negative changes in market factors could cause our sales to decline below current projections. Based on our assessment of these circumstances, we have determined that our Sikorsky intangible assets and inventories are at risk for impairment should there be any business deterioration, contract cancellations or terminations, or negative changes in market factors.
Recent Accounting Pronouncements
See “Note 10 – Other” included in our Notes to Consolidated Financial Statements (under the caption “Recent Accounting Pronouncements”) for information related to new accounting standards.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 24, 2017. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective due to the existence of a previously reported material weakness in internal control over financial reporting at Sikorsky Aircraft Corporation (Sikorsky). We acquired Sikorsky on November 6, 2015. Sikorsky operates as a business unit in our Rotary and Mission Systems business segment. The material weakness was identified and discussed in “Part II – Item 9A – Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2016.
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

Remediation Efforts to Address Material Weakness
Our management continues to improve controls at Sikorsky in order to remediate the material weakness in Lockheed Martin’s internal control over financial reporting. During the first nine months of 2017, we implemented several actions at Sikorsky, including increasing the number of individuals responsible for implementing and monitoring controls; training individuals responsible for designing, executing, testing and monitoring controls; expanding the scope of the internal controls program to include additional information technology systems; adding new process-level and information technology controls; modifying existing controls; and enhancing documentation that evidences that controls are performed. These actions are ongoing and we will continue to make additional improvements during the remainder of 2017. During the second quarter of 2017, we began testing the design of process-level and information technology controls, which was substantially completed by the end of the third quarter of 2017. During the third quarter of 2017, we also began testing the operating effectiveness of process-level and information technology controls and we expect all testing to be complete as of December 31, 2017. Such controls must be in place and operating effectively for a sufficient period of time in order to validate the full remediation of the material weakness. We continue to expect that the remediation of this material weakness will be completed as of December 31, 2017.
Changes in Internal Control Over Financial Reporting
Other than the remediation efforts identified above to address the material weakness, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a - 15(d) and 15d - 15(d) of the Exchange Act that occurred during the quarter ended September 24, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•
budget uncertainty, any failure to further raise the debt ceiling, and the potential for a government shutdown; affordability initiatives; the implementation of automatic sequestration under the Budget Control Act of 2011 or Congressional actions intended to replace sequestration;

•	risks related to the development, production, sustainment, performance, schedule, cost and requirements of complex and technologically advanced programs including our largest, the F-35 program;

•	economic, industry, business and political conditions (domestic and international) including their effects on governmental policy;

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the quarter ended September 24, 2017.
The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended September 24, 2017.

Period (a)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Amount Available for Future Share Repurchases Under the Plans or Programs (b)
					(in millions)
June 26, 2017 – July 30, 2017	779,459		$285.34	779,459	$2,282
July 31, 2017 – August 27, 2017	526,241		$300.68	526,000	$2,123
August 28, 2017 – September 24, 2017	393,706		$303.61	393,400	$2,004
Total	1,699,406	(c)	$294.32	1,698,859

(a)
We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, September 24, 2017 was the last day of our September 2017 fiscal month.

(b)
In October 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. From time to time, our Board of Directors authorizes increases to our share repurchase program. The total remaining authorization for future common share repurchases under our share repurchase program was $2.0 billion as of September 24, 2017. On September 28, 2017, subsequent to the end of our third quarter, our Board of Directors authorized a $2.0 billion increase to the program, which is not reflected in the table above as it occurred after the end of the fiscal quarter. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans. The program does not have an expiration date.

(c)
During the quarter ended September 24, 2017, the total number of shares purchased included 547 shares that were transferred to us by employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock units and performance stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the program.

ITEM 6. Exhibits

Exhibit No.	Description

4.1
Indenture dated as of September 7, 2017 between Lockheed Martin Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 99.1 of Lockheed Martin's Current Report on Form 8-K filed with the SEC on September 7, 2017).

10.1	Non-Employee Director Compensation Summary.

10.2	Amendment to Lockheed Martin Corporation 2009 Directors Equity Plan, effective January 1, 2018.

10.3
Extension Agreement dated as of October 9, 2017 by and among Lockheed Martin Corporation, the lenders listed therein, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Lockheed Martin's Current Report on Form 8-K filed with the SEC on October 10, 2017).

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

Lockheed Martin Corporation
(Registrant)

Date: October 26, 2017	By: /s/ Brian P. Colan
Brian P. Colan
Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)