Form 10-K/A
period 2017-12-31
LOCKHEED MARTIN CORP
filed 2018-02-16
CIK 936468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Lockheed Martin Corporation’s 2018 Definitive Proxy Statement are incorporated by reference into Part III of this Form 10‑K.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends Lockheed Martin Corporation’s (the Corporation) Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the U.S. Securities and Exchange Commission on February 6, 2018 (the “Original Filing” and the “Original Filing Date”).

This Amendment No. 1 is being filed solely to include the phrase “and the related notes (collectively referred to as the “financial statements”)” inadvertently omitted by Ernst & Young LLP from both the first paragraph of its “Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on the Audited Consolidated Financial Statements” in Part II, Item 8 and from the second paragraph of its “Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, Regarding Internal Control Over Financial Reporting” in Part II, Item 9A of the Original Filing. Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have included the entire text of Part II, Items 8 and 9A in this Amendment No. 1.

The changes to add the phrases to the filed copies of the reports of Ernst & Young LLP do not affect Ernst & Young LLP’s unqualified opinion on the Corporation’s financial statements included in the Original Filing and Amendment No. 1 or on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2017.

Item 15 has been included herein to reflect a new Consent of Ernst & Young LLP and new Section 302 and Section 906 certifications. No other changes were made to the Original Filing. This amendment speaks as of the Original Filing Date, and does not reflect events that may have occurred subsequent to the Original Filing Date.

PART II

ITEM 8.     Financial Statements and Supplementary Data

Report of Ernst & Young LLP,
Independent Registered Public Accounting Firm,
on the Audited Consolidated Financial Statements

Board of Directors and Stockholders
Lockheed Martin Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lockheed Martin Corporation (the “Corporation”) as of December 31, 2017 and 2016, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Corporation as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), consolidated balance sheets of Lockheed Martin Corporation as of December 31, 2017 and 2016, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”) of the Corporation and our report dated February 6, 2018 expressed an unqualified opinion thereon.
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

Page
Report of Independent Registered Public Accounting Firm	3
Report of Independent Registered Public Accounting Firm, Regarding Internal Control Over Financial Reporting	49
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

4.1 **	Indenture, dated May 15, 1996, among Lockheed Martin Corporation, Lockheed Martin Tactical Systems, Inc. and First Trust of Illinois, National Association as Trustee.

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

10.11 **
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

10.28 **	Lockheed Martin Corporation Consolidated Supplemental Retirement Benefit Plan, as amended and restated effective December 31, 2017.

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

12 **	Computation of ratio of earnings to fixed charges.

21 **	Subsidiaries of Lockheed Martin Corporation.

23 *	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24 **	Powers of Attorney.

31.1 *	Certification of Marillyn A. Hewson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Bruce L. Tanner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Marillyn A. Hewson and Bruce L. Tanner Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibits 10.4 through 10.31 constitute management contracts or compensatory plans or arrangements.

*	Filed herewith

**	Included in the Form 10-K for the year ended December 31, 2017 filed on February 6, 2018

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: February 16, 2018	By:	/s/ Brian P. Colan
Brian P. Colan
Vice President, Controller, and Chief Accounting Officer