Form 10-Q
period 2018-03-25
LOCKHEED MARTIN CORP
filed 2018-04-25
CIK 936468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 25, 2018
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
Large accelerated filer ☒ Accelerated filer ☐ Non–accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
There were 285,529,483 shares of our common stock, $1 par value per share, outstanding as of March 25, 2018.

Lockheed Martin Corporation
Form 10-Q
For the Quarterly Period Ended March 25, 2018

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Lockheed Martin Corporation
Consolidated Statements of Earnings
(unaudited; in millions, except per share data)

	Quarters Ended
	March 25, 2018	March 26, 2017
Net sales
Products	$9,762	$9,613
Services	1,873	1,599
Total net sales	11,635	11,212
Cost of sales
Products	(8,697)	(8,744)
Services	(1,689)	(1,434)
Other unallocated, net	409	372
Total cost of sales	(9,977)	(9,806)
Gross profit	1,658	1,406
Other income (expense), net	67	(4)
Operating profit	1,725	1,402
Interest expense	(155)	(155)
Other non-operating expense, net	(210)	(212)
Earnings before income taxes	1,360	1,035
Income tax expense	(203)	(246)
Net earnings	$1,157	$789

Earnings per common share
Basic	$4.05	$2.72
Diluted	$4.02	$2.69
Cash dividends paid per common share	$2.00	$1.82
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Comprehensive Income
(unaudited; in millions)

	Quarters Ended
	March 25, 2018	March 26, 2017
Net earnings	$1,157	$789
Other comprehensive income, net of tax
Postretirement benefit plans
Amounts reclassified from accumulated other comprehensive loss	300	202
Other comprehensive gain recognized during the period	—	3
Other, net	58	5
Other comprehensive income, net of tax	358	210
Comprehensive income	$1,515	$999
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Balance Sheets
(unaudited; in millions, except par value)

	March 25, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$2,393	$2,861
Receivables, net	2,373	2,265
Contract assets	9,405	7,992
Inventories	3,196	2,878
Other current assets	449	1,509
Total current assets	17,816	17,505
Property, plant and equipment, net	5,749	5,775
Goodwill	10,806	10,807
Intangible assets, net	3,730	3,797
Deferred income taxes	3,084	3,156
Other noncurrent assets	5,449	5,580
Total assets	$46,634	$46,620
Liabilities and equity
Current liabilities
Accounts payable	$2,715	$1,467
Contract liabilities	6,550	7,028
Salaries, benefits and payroll taxes	1,771	1,785
Current maturities of long-term debt	750	750
Other current liabilities	2,188	1,883
Total current liabilities	13,974	12,913
Long-term debt, net	13,473	13,513
Accrued pension liabilities	14,199	15,703
Other postretirement benefit liabilities	713	719
Other noncurrent liabilities	4,386	4,548
Total liabilities	46,745	47,396
Stockholders’ equity
Common stock, $1 par value per share	284	284
Additional paid-in capital	—	—
Retained earnings	14,123	11,405
Accumulated other comprehensive loss	(14,589)	(12,539)
Total stockholders’ deficit	(182)	(850)
Noncontrolling interests in subsidiary	71	74
Total deficit	(111)	(776)
Total liabilities and equity	$46,634	$46,620
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Cash Flows
(unaudited; in millions)

	Quarters Ended
	March 25, 2018	March 26, 2017
Operating activities
Net earnings	$1,157	$789
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	279	285
Stock-based compensation	38	44
Changes in assets and liabilities
Receivables, net	(108)	(799)
Contract assets	(1,413)	(62)
Inventories	(318)	(225)
Accounts payable	1,290	1,111
Contract liabilities	(478)	(185)
Postretirement benefit plans	(1,145)	345
Income taxes	1,064	175
Other, net	266	188
Net cash provided by operating activities	632	1,666
Investing activities
Capital expenditures	(216)	(170)
Other, net	130	4
Net cash used for investing activities	(86)	(166)
Financing activities
Repurchases of common stock	(300)	(500)
Dividends paid	(586)	(544)
Proceeds from stock option exercises	33	31
Other, net	(161)	(108)
Net cash used for financing activities	(1,014)	(1,121)
Net change in cash and cash equivalents	(468)	379
Cash and cash equivalents at beginning of period	2,861	1,837
Cash and cash equivalents at end of period	$2,393	$2,216
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit) Equity	Noncontrolling Interests in Subsidiary	Total (Deficit) Equity
Balance at December 31, 2017	$284	$—	$11,405	$(12,539)	$(850)	$74	$(776)
Net earnings	—	—	1,157	—	1,157	—	1,157
Other comprehensive income, net of tax	—	—	—	358	358	—	358
Repurchases of common stock	(1)	(25)	(274)	—	(300)	—	(300)
Dividends declared	—	—	(573)	—	(573)	—	(573)
Stock-based awards, ESOP activity and other	1	25	—	—	26	—	26
Reclassification of income tax effects from tax reform	—	—	2,408	(2,408)	—	—	—
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(3)	(3)
Balance at March 25, 2018	$284	$—	$14,123	$(14,589)	$(182)	$71	$(111)

Balance at December 31, 2016	$289	$—	$13,195	$(12,102)	$1,382	$95	$1,477
Net earnings	—	—	789	—	789	—	789
Other comprehensive income, net of tax	—	—	—	210	210	—	210
Repurchases of common stock	(2)	(29)	(469)	—	(500)	—	(500)
Dividends declared	—	—	(531)	—	(531)	—	(531)
Stock-based awards, ESOP activity and other	1	29	—	—	30	—	30
Net increase in noncontrolling interests in subsidiary	—	—	—	—	—	7	7
Balance at March 26, 2017	$288	$—	$12,984	$(11,892)	$1,380	$102	$1,482
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
We close our books and records on the last Sunday of the calendar quarter, which was on March 25 for the first quarter of 2018 and March 26 for the first quarter of 2017, to align our financial closing with our business processes. The consolidated financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods as our fiscal year ends on December 31.
Effective January 1, 2018, we adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, as amended (Topic 606) (commonly referred to as ASC 606), which changed the way we recognize revenue for certain contracts and significantly expanded disclosures about revenue recognition. In addition, effective January 1, 2018, we adopted ASU 2017-07, Compensation-Retirement Benefits, which changed the statement of earnings presentation of certain components of FAS pension and other postretirement benefit plan expense. The amounts for all periods presented in this Form 10-Q have been adjusted to reflect the new methods of accounting. See “Note 12 – Recent Accounting Pronouncements” for more information regarding the adoption of these standards.
Other than the changes in our accounting policies related to revenue recognition and the classification of certain components of FAS pension and other postretirement benefit plan expense, we followed the accounting policies disclosed in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K) filed with the SEC.
The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the full year or future periods. Unless otherwise noted, we present all per share amounts cited in these consolidated financial statements on a “per diluted share” basis. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2017 Form 10-K.
NOTE 2 – SIGNIFICANT ACCOUNTING POLICY UPDATES
As described in “Note 1 – Basis of Presentation” and “Note 12 – Recent Accounting Pronouncements,” effective January 1, 2018, we adopted ASC 606, which changed the way we recognize revenue for certain contracts. Accounting policies that were significantly affected by the adoption of ASC 606 are discussed below.
Revenue Recognition
The majority of our net sales are generated from long-term contracts with the U.S. Government and international customers (including foreign military sales (FMS) contracted through the U.S. Government) for the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We provide our products and services under fixed-price and cost-reimbursable contracts.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

Under fixed-price contracts we agree to perform the specified work for a pre-determined price. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less profit or could incur a loss. Some fixed-price contracts have a performance-based component under which we may earn incentive payments or incur financial penalties based on our performance.
Cost-reimbursable contracts provide for the payment of allowable costs incurred during performance of the contract plus a fee up to a ceiling based on the amount that has been funded. Typically, we enter into three types of cost-reimbursable contracts: cost-plus-award-fee, cost-plus-incentive-fee, and cost-plus-fixed-fee. Cost-plus-award-fee contracts provide for an award fee that varies within specified limits based on the customer’s assessment of our performance against a predetermined set of criteria, such as targets based on cost, quality, technical and schedule criteria. Cost-plus-incentive-fee contracts provide for reimbursement of costs plus a fee, which is adjusted by a formula based on the relationship of total allowable costs to total target costs (i.e., incentive based on cost) or reimbursement of costs plus an incentive to exceed stated performance targets (i.e., incentive based on performance). The fixed-fee in a cost-plus-fixed-fee contract is negotiated at the inception of the contract and that fixed-fee does not vary with actual costs.
We account for a contract after it has been approved by all parties to the arrangement, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.
We assess each contract at its inception to determine whether it should be combined with other contracts. When making this determination, we consider factors such as whether two or more contracts were negotiated and executed at or near the same time or were negotiated with an overall profit objective. If combined, we treat the combined contracts as a single contract for revenue recognition purposes.
We evaluate the products or services promised in each contract at inception to determine whether the contract should be accounted for as having one or more performance obligations. The products and services in our contracts are typically not distinct from one another due to their complex relationships and the significant contract management functions required to perform under the contract. Accordingly, our contracts are typically accounted for as one performance obligation. In limited cases, our contracts have more than one distinct performance obligation, which occurs when we perform activities that are not highly complex or interrelated or involve different product lifecycles. Significant judgment is required in determining performance obligations, and these decisions could change the amount of revenue and profit recorded in a given period. We classify net sales as products or services on our consolidated statements of earnings based on the predominant attributes of the performance obligations.
We determine the transaction price for each contract based on the consideration we expect to receive for the products or services being provided under the contract. For contracts where a portion of the price may vary we estimate variable consideration at the most likely amount, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. We analyze the risk of a significant revenue reversal and if necessary constrain the amount of variable consideration recognized in order to mitigate this risk.
At the inception of a contract we estimate the transaction price based on our current rights and do not contemplate future modifications (including unexercised options) or follow-on contracts until they become legally enforceable. Contracts are often subsequently modified to include changes in specifications, requirements or price, which may create new or change existing enforceable rights and obligations. Depending on the nature of the modification, we consider whether to account for the modification as an adjustment to the existing contract or as a separate contract. Generally, modifications to our contracts are not distinct from the existing contract due to the significant integration and interrelated tasks provided in the context of the contract. Therefore, such modifications are accounted for as if they were part of the existing contract and recognized as a cumulative adjustment to revenue.
For contracts with multiple performance obligations, we allocate the transaction price to each performance obligation based on the estimated standalone selling price of the product or service underlying each performance obligation. The standalone selling price represents the amount we would sell the product or service to a customer on a standalone basis (i.e., not bundled with any other products or services). Our contracts with the U.S. Government, including FMS contracts, are subject to the Federal Acquisition Regulations (FAR) and the price is typically based on estimated or actual costs plus a reasonable profit margin. As a result of these regulations, the standalone selling price of products or services in our contracts with the U.S. Government and FMS contracts are typically equal to the selling price stated in the contract. Therefore, we typically do not need to allocate (or reallocate) the transaction price to multiple performance obligations.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

For non-U.S. Government contracts with multiple performance obligations, we evaluate whether the stated selling prices for the products or services represent their standalone selling prices. We primarily sell customized solutions unique to a customer’s specifications. When it is necessary to allocate the transaction price to multiple performance obligations, we typically use the expected cost plus a reasonable profit margin to estimate the standalone selling price of each product or service. We occasionally sell standard products or services with observable standalone sales transactions. In these situations, the observable standalone sales transactions are used to determine the standalone selling price.
We recognize revenue as performance obligations are satisfied and the customer obtains control of the products and services. In determining when performance obligations are satisfied, we consider factors such as contract terms, payment terms and whether there is an alternative future use of the product or service. Substantially all of our revenue is recognized over a period of time as we perform under the contract because control of the work in process transfers continuously to the customer. For contracts with the U.S. Government and FMS contracts, this continuous transfer of control of the work in process to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit, and take control of any work in process. Our non-U.S. Government contracts, primarily international direct commercial contracts, typically do not include termination for convenience provisions. However, continuous transfer of control to our customer is supported as, if our customer were to terminate the contract for reasons other than our non-performance, we would have the right to recover damages which would include, among other potential damages, the right to payment for our work performed to date plus a reasonable profit to deliver products or services that do not have an alternative use to us.
For performance obligations to deliver products with continuous transfer of control to the customer, revenue is recognized based on the extent of progress towards completion of the performance obligation, generally using the percentage-of-completion cost-to-cost measure of progress for our contracts because it best depicts the transfer of control to the customer as we incur costs on our contracts. Under the percentage-of-completion cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs to complete the performance obligation(s). For performance obligations to provide services to the customer, revenue is recognized over a period of time based on costs incurred or the right to invoice method (in situations where the value transferred matches our billing rights) as our customer receives and consumes the benefits.
For performance obligations in which control does not continuously transfer to the customer, we recognize revenue at the point in time in which each performance obligation is fully satisfied. This coincides with the point in time the customer obtains control of the product or service, which typically occurs upon customer acceptance or receipt of the product or service, given that we maintain control of the product or service until that point.
Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. For our cost-reimbursable and fixed-priced-incentive contracts, the estimated consideration we expect to receive pursuant to the terms of the contract may exceed the contractual award amount. The estimated consideration is determined at the outset of the contract and considers the risks related to the technical, schedule and cost impacts to complete the contract and an estimate of any variable consideration. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of March 25, 2018, our ending backlog was $104.8 billion. We expect to recognize approximately 40% over the next 12 months and approximately 65% over the next 24 months as revenue, with the remainder recognized thereafter.
For arrangements with the U.S. Government and FMS contracts, we generally do not begin work on contracts until funding is appropriated by the customer. Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type. Typical payment terms under fixed-price contracts with the U.S. Government provide that the customer pays either performance-based payments (PBPs) based on the achievement of contract milestones or progress payments based on a percentage of costs we incur. For the majority of our international direct commercial contracts to deliver complex systems, we typically receive advance payments prior to commencement of work, as well as milestone payments that are paid in accordance with the terms of our contract as we perform. We recognize a liability for payments in excess of revenue recognized, which is presented as a contract liability on the balance sheet. The portion of payments retained by the customer until final contract settlement is not considered a significant financing component because the intent is to protect the customer from our failure to adequately complete some or all of the obligations under the contract. Payments received from customers in advance of revenue recognition

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

are not considered to be significant financing components because they are used to meet working capital demands that can be higher in the early stages of a contract.
For fixed-price and cost-reimbursable contracts, we present revenues recognized in excess of billings as contract assets on the balance sheet. Amounts billed and due from our customers under both contract types are classified as receivables on the balance sheet.
Significant estimates and assumptions are made in estimating contract sales and costs, including the profit booking rate. At the outset of a long-term contract, we identify and monitor risks to the achievement of the technical, schedule and cost aspects of the contract, as well as variable consideration, and assess the effects of those risks on our estimates of sales and total costs to complete the contract. The estimates consider the technical requirements (e.g., a newly-developed product versus a mature product), the schedule and associated tasks (e.g., the number and type of milestone events) and costs (e.g., material, labor, subcontractor, overhead, general and administrative and the estimated costs to fulfill our industrial cooperation agreements, sometimes referred to as offset agreements, required under certain contracts with international customers). The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements, schedule and costs in the initial estimated total costs to complete the contract. Profit booking rates may increase during the performance of the contract if we successfully retire risks surrounding the technical, schedule and cost aspects of the contract, which decreases the estimated total costs to complete the contract or may increase the variable consideration we expect to receive on the contract. Conversely, our profit booking rates may decrease if the estimated total costs to complete the contract increase or our estimates of variable consideration we expect to receive decrease. All of the estimates are subject to change during the performance of the contract and may affect the profit booking rate. When estimates of total costs to be incurred on a contract exceed total estimates of the transaction price, a provision for the entire loss is determined at the contract level and is recorded in the period in which the loss is determined.
Comparability of our segment sales, operating profit and operating margin may be impacted favorably or unfavorably by changes in profit booking rates on our contracts for which we recognize revenue over a period of time using the percentage-of-completion cost-to-cost method to measure progress towards completion. Increases in the profit booking rates, typically referred to as risk retirements, usually relate to revisions in the estimated total costs to fulfill the performance obligations that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate, resulting in an increase in the estimated total costs to fulfill the performance obligations and a reduction in the profit booking rate. Increases or decreases in profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Segment operating profit and margin may also be impacted favorably or unfavorably by other items, which may or may not impact sales. Favorable items may include the positive resolution of contractual matters, cost recoveries on restructuring charges, insurance recoveries and gains on sales of assets. Unfavorable items may include the adverse resolution of contractual matters; restructuring charges, except for significant severance actions, which are excluded from segment operating results; reserves for disputes; certain asset impairments; and losses on sales of certain assets.
Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit by approximately $420 million and $295 million during the quarters ended March 25, 2018 and March 26, 2017. These adjustments increased net earnings by approximately $332 million ($1.15 per share) and $192 million ($0.66 per share) during the quarters ended March 25, 2018 and March 26, 2017. During the quarters ended March 25, 2018 and March 26, 2017, we recognized net sales from performance obligations satisfied in prior periods of approximately $415 million and $380 million, which primarily relate to changes in profit booking rates that impacted revenue.
We have a program, EADGE-T, to design, integrate, and install an air missile defense command, control, communications, computers – intelligence (C4I) systems for an international customer that has experienced performance matters and for which we have periodically accrued reserves. During the quarter ended March 26, 2017, we revised our estimated costs to complete the EADGE-T contract as a consequence of ongoing performance matters and recorded an additional charge of $120 million ($74 million or $0.25 per share, after tax) at our Rotary and Mission Systems (RMS) business segment. As of March 25, 2018, cumulative losses remained at approximately $260 million on this program. We are continuing to monitor program requirements and our performance and could record additional charges in future periods. However, based on the reserves already accrued and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional charges, if any, would be material.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

We have two commercial satellite programs at our Space business segment, for which we have experienced performance issues related to the development and integration of a modernized LM 2100 satellite platform. These commercial programs require the development of new satellite technology to enhance the LM 2100’s power, propulsion and electronics, among other items. The enhanced satellite is expected to benefit other commercial and government satellite programs. We have periodically revised our estimated costs to complete these developmental commercial programs. We have recorded cumulative losses of approximately $340 million through March 25, 2018. During the quarter ended March 25, 2018, we recorded losses of approximately $35 million ($26 million or $0.09 per share, after tax). While these losses reflect our estimated total losses on the programs, we will continue to incur unrecovered costs each period until we complete these programs and may have to record additional loss reserves in future periods, which could be material to our operating results. These programs remain developmental and further challenges in the delivery and integration of new satellite technology, anomalies discovered during system testing requiring repair or rework, further schedule delays and potential penalties could require that we record additional reserves. Currently, we do not expect to be able to meet the delivery schedule under the contracts and have informed the customers. The customers could seek to exercise a termination right under the contracts, in which case we would have to refund the payments we have received and pay certain penalties. However, we think the probability that the customers will seek to exercise any termination right is remote as the delay beyond the termination date is modest and the customers have an immediate need for the satellites.
Receivables, Net
Receivables, net represent our unconditional right to consideration under the contract and include amounts billed and currently due from customers. The amounts are stated at their net estimated realizable value. There were no significant impairment losses related to our receivables during the quarters ended March 25, 2018 and March 26, 2017.
On occasion, our customers may seek deferred payment terms to purchase our products. In connection with these transactions, we may, at our customer’s request, enter into arrangements for the non-recourse sale of customer receivables to unrelated third–party financial institutions. For accounting purposes, these transactions are not discounted and are treated as a sale of receivables as we have no continuing involvement. The sale proceeds from the financial institutions are reflected in our operating cash flows on the statement of cash flows. During the quarter ended March 25, 2018, we sold approximately $103 million of customer receivables. There were no gains or losses related to sales of these receivables.
Contract Assets
Contract assets include unbilled amounts typically resulting from sales under contracts when the percentage-of-completion cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. The amounts may not exceed their estimated net realizable value. Contract assets are classified as current based on our contract operating cycle.
Inventories
We record inventories at the lower of cost or estimated net realizable value. If events or changes in circumstances indicate that the utility of our inventories have diminished through damage, deterioration, obsolescence, changes in price or other causes, a loss is recognized in the period in which it occurs. We capitalize labor, material, subcontractor and overhead costs as work-in-process for contracts where control has not yet passed to the customer. In addition, we capitalize costs to fulfill incurred in advance of contract award in inventories as work-in-process if we determine that contract award is probable. We determine the costs of other product and supply inventories by using the first-in first-out or average cost methods.
Contract Liabilities
Contract liabilities (formerly referred to as customer advances and amounts in excess of costs incurred) include advance payments and billings in excess of revenue recognized. Contract liabilities are classified as current liabilities based on our contract operating cycle and reported on a contract-by-contract basis, net of revenue recognized, at the end of each reporting period.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

NOTE 3 – EARNINGS PER COMMON SHARE
The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended
	March 25, 2018	March 26, 2017
Weighted average common shares outstanding for basic computations	285.5	290.0
Weighted average dilutive effect of equity awards	2.4	2.8
Weighted average common shares outstanding for diluted computations	287.9	292.8
We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units (RSUs) and performance stock units (PSUs) and exercise of outstanding stock options based on the treasury stock method. There were no significant anti-dilutive equity awards during the quarters ended March 25, 2018 or March 26, 2017.
NOTE 4 – INFORMATION ON BUSINESS SEGMENTS
We operate in four business segments: Aeronautics, Missiles and Fire Control (MFC), RMS and Space. We organize our business segments based on the nature of the products and services offered.
Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation. Operating profit of our business segments includes our share of earnings or losses from equity method investees as the operating activities of the equity method investees are closely aligned with the operations of our business segments. In addition, operating profit of our business segments includes total pension costs recoverable on U.S. Government contracts as determined in accordance with U.S. Government cost accounting standards (CAS). Operating profit of the business segments excludes the FAS/CAS operating adjustment; expense for stock-based compensation; the effects of items not considered part of management’s evaluation of segment operating performance, such as charges related to significant severance actions and certain asset impairments; gains or losses from significant divestitures; the effects of certain legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. See “Note 2 – Significant Accounting Policy Updates” for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended
	March 25, 2018	March 26, 2017
Net sales
Aeronautics	$4,398	$4,120
Missiles and Fire Control	1,677	1,549
Rotary and Mission Systems	3,223	3,127
Space	2,337	2,416
Total net sales	$11,635	$11,212
Operating profit
Aeronautics	$474	$439
Missiles and Fire Control	261	234
Rotary and Mission Systems (a)	311	128
Space	264	290
Total business segment operating profit	1,310	1,091
Unallocated items
FAS/CAS operating adjustment (b)	451	403
Stock-based compensation	(38)	(44)
Other, net (c)	2	(48)
Total unallocated items	415	311
Total consolidated operating profit	$1,725	$1,402
Intersegment sales
Aeronautics	$25	$25
Missiles and Fire Control	95	73
Rotary and Mission Systems	461	445
Space	45	26
Total intersegment sales	$626	$569

(a)
During the first quarter of 2017, we revised the total estimated costs to complete the EADGE-T contract as a consequence of ongoing performance matters and recorded an additional reserve of $120 million ($74 million, or $0.25 per share, after tax) at our RMS business segment.

(b)
The FAS/CAS operating adjustment represents the difference between the service cost component of U.S. GAAP financial accounting standards pension expense and total pension costs recoverable on U.S. Government contracts as determined in accordance with U.S. Government CAS. For a detail of the FAS/CAS operating adjustment and the total net FAS/CAS adjustment, see the table below.

(c)
During the first quarter of 2017, we recognized a $64 million charge ($40 million, or $0.14 per share, after tax), which represents our portion of a non-cash asset impairment charge recorded by our equity method investee, Advanced Military Maintenance, Repair and Overhaul Center LLC (AMMROC). See “Note 11 – Other” (under the caption “Equity Method Investee Impairment”) for more information.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

Our total FAS/CAS pension adjustment for the quarters ended March 25, 2018 and March 26, 2017, including the service and non-service cost components of FAS pension expense (in millions):

	Quarters Ended
	March 25, 2018	March 26, 2017
Total FAS expense and CAS costs
FAS pension expense	$(356)	$(345)
Less: CAS pension cost	608	562
Net FAS/CAS pension adjustment	$252	$217

Service and non-service cost reconciliation
FAS pension service cost	$(157)	$(159)
Less: CAS pension cost	608	562
FAS/CAS operating adjustment	451	403
Non-operating FAS pension expense	(199)	(186)
Net FAS/CAS pension adjustment	$252	$217
We recover CAS pension cost through the pricing of our products and services on U.S. Government contracts and, therefore, recognize CAS pension cost in each of our business segments’ net sales and cost of sales. Our consolidated financial statements must present FAS pension and other postretirement benefit plan expense calculated in accordance with financial accounting standards (FAS) requirements under U.S. GAAP. The operating portion of the FAS/CAS adjustment represents the difference between the service cost component of FAS pension expense and CAS. The non-service FAS pension cost component is included in other non-operating expense, net. The net FAS/CAS pension adjustment increases or decreases CAS pension cost to equal total FAS pension cost (both service and non-service).

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

Net sales by total products and services, contract type, customer category and geographic region for each of our business segments were as follows (in millions):

	Quarter Ended March 25, 2018
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$3,770	$1,353	$2,717	$1,922	$9,762
Services	628	324	506	415	1,873
Total net sales	$4,398	$1,677	$3,223	$2,337	$11,635
Net sales by contract type
Fixed-price	$3,215	$1,112	$2,208	$400	$6,935
Cost-reimbursable	1,183	565	1,015	1,937	4,700
Total net sales	$4,398	$1,677	$3,223	$2,337	$11,635
Net sales by customer
U.S. Government	$2,765	$1,088	$2,356	$1,870	$8,079
International (a)	1,577	554	781	456	3,368
U.S. commercial and other	56	35	86	11	188
Total net sales	$4,398	$1,677	$3,223	$2,337	$11,635
Net sales by geographic region
United States	$2,821	$1,123	$2,442	$1,881	$8,267
Asia Pacific	754	98	324	23	1,199
Europe	508	69	155	426	1,158
Middle East	257	380	171	7	815
Other	58	7	131	—	196
Total net sales	$4,398	$1,677	$3,223	$2,337	$11,635

(a)	International sales include FMS contracted through the U.S. Government and direct commercial sales to international governments and other international customers.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

	Quarter Ended March 26, 2017
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$3,634	$1,257	$2,648	$2,074	$9,613
Services	486	292	479	342	1,599
Total net sales	$4,120	$1,549	$3,127	$2,416	$11,212
Net sales by contract type
Fixed-price	$2,916	$1,085	$2,236	$510	$6,747
Cost-reimbursable	1,204	464	891	1,906	4,465
Total net sales	$4,120	$1,549	$3,127	$2,416	$11,212
Net sales by customer
U.S. Government	$2,683	$1,077	$2,295	$2,012	$8,067
International (a)	1,403	445	771	390	3,009
U.S. commercial and other	34	27	61	14	136
Total net sales	$4,120	$1,549	$3,127	$2,416	$11,212
Net sales by geographic region
United States	$2,717	$1,104	$2,356	$2,026	$8,203
Asia Pacific	531	92	274	4	901
Europe	503	75	202	334	1,114
Middle East	335	270	110	52	767
Other	34	8	185	—	227
Total net sales	$4,120	$1,549	$3,127	$2,416	$11,212

(a)	International sales include FMS contracted through the U.S. Government and direct commercial sales to international governments and other international customers.
Total assets for each of our business segments were as follows (in millions):

	March 25, 2018	December 31, 2017
Assets
Aeronautics	$8,264	$7,713
Missiles and Fire Control	4,704	4,577
Rotary and Mission Systems	19,034	18,292
Space	5,561	5,240
Total business segment assets	37,563	35,822
Corporate assets (a)	9,071	10,798
Total assets	$46,634	$46,620

(a)
Corporate assets primarily include cash and cash equivalents, deferred income taxes, environmental receivables, and investments held in a separate trust to fund certain of our non-qualified deferred compensation plans.

Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented approximately 24% of our total consolidated net sales for both the quarter ended March 25, 2018 and the quarter ended March 26, 2017.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

NOTE 5 – CONTRACT ASSETS AND LIABILITIES
Contract assets include unbilled amounts typically resulting from sales under contracts when the percentage-of-completion cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Contract liabilities (formerly referred to as customer advances and amounts in excess of costs incurred) include advance payments and billings in excess of revenue recognized. Contract assets and contract liabilities were as follows (in millions):

	March 25, 2018	December 31, 2017
Contract assets	$9,405	$7,992
Contract liabilities	6,550	7,028
Contract assets increased $1.4 billion during the quarter ended March 25, 2018, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the quarter ended March 25, 2018 for which we have not yet billed. There were no significant impairment losses related to our contract assets during the quarters ended March 25, 2018 and March 26, 2017.
Contract liabilities decreased $478 million during the quarter ended March 25, 2018, primarily due to revenue recognized in excess of payments received on these performance obligations. During the quarter ended March 25, 2018, we recognized $1.9 billion of our contract liabilities at December 31, 2017 as revenue. During the quarter ended March 26, 2017, we recognized $1.6 billion of our contract liabilities at December 31, 2016 as revenue.
NOTE 6 – INVENTORIES
Inventories consisted of the following (in millions):

	March 25, 2018	December 31, 2017
Materials, spares and supplies	$418	$563
Work-in-process	2,298	1,823
Finished goods	480	492
Total inventories	$3,196	$2,878
Costs incurred to fulfill a contract in advance of the contract being awarded are included in inventories as work-in-process if we determine that those costs relate directly to a contract or to an anticipated contract that we can specifically identify and contract award is probable, the costs generate or enhance resources that will be used in satisfying performance obligations, and the costs are recoverable (referred to as pre-contract costs). Pre-contract costs that are initially capitalized in inventory are generally recognized as cost of sales consistent with the transfer of products and services to the customer upon the receipt of the anticipated contract. All other pre-contract costs, including start-up costs, are expensed as incurred. As of March 25, 2018 and December 31, 2017, $495 million and $466 million of pre-contract costs were included in inventory.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

NOTE 7 – POSTRETIREMENT BENEFIT PLANS
Our pretax net periodic benefit cost related to our qualified defined benefit pension plans and retiree medical and life insurance plans consisted of the following (in millions):

	Quarters Ended
	March 25, 2018	March 26, 2017
Qualified defined benefit pension plans
Service cost	$157	$159
Interest cost	435	458
Expected return on plan assets	(599)	(562)
Recognized net actuarial losses	444	376
Amortization of prior service credits	(81)	(86)
Total net periodic benefit cost	$356	$345
Retiree medical and life insurance plans
Service cost	$5	$5
Interest cost	23	26
Expected return on plan assets	(34)	(32)
Recognized net actuarial losses	1	5
Amortization of prior service costs	4	3
Total net periodic benefit (credit) cost	$(1)	$7
We record the service cost component of net periodic benefit cost as part of cost of sales and the non-service cost components of net periodic benefit cost (i.e., interest cost, expected return on plan assets, net actuarial gains or losses, and amortization of prior service cost or credits) as part of other non-operating expense, net in the consolidated statements of earnings.
The recognized net actuarial losses and amortization of prior service (credits) costs in the table above, along with similar amounts related to our other postretirement benefit plans ($14 million for both the quarters ended March 25, 2018 and March 26, 2017), were reclassified from accumulated other comprehensive loss (AOCL) and recorded as a component of net periodic benefit cost for the periods presented. These costs totaled $382 million ($300 million, net of tax) and $312 million ($202 million, net of tax) during the quarter ended March 25, 2018 and the quarter ended March 26, 2017, which were recorded on our consolidated statements of comprehensive income as an increase to other comprehensive income.
The funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006 (PPA), and in a manner consistent with CAS and Internal Revenue Code rules. During the quarter ended March 25, 2018, we contributed $1.5 billion to our qualified defined benefit pension plans. There were no material contributions to our qualified defined benefit pension plans during the quarter ended March 26, 2017. We will make additional contributions of $3.5 billion to our qualified defined benefit pension plans during the remainder of 2018.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

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
Legal Proceedings
As a result of our acquisition of Sikorsky Aircraft Corporation (Sikorsky), we assumed the defense of and any potential liability for two civil False Claims Act lawsuits pending in the U.S. District Court for the Eastern District of Wisconsin. In October 2014, the U.S. Government filed a complaint in intervention in the first suit, which was brought by qui tam relator Mary Patzer, a former Derco Aerospace (Derco) employee. In May 2017, the U.S. Government filed a complaint in intervention in the second suit, which was brought by qui tam relator Peter Cimma, a former Sikorsky Support Services, Inc. (SSSI) employee. In November 2017, the Court consolidated the cases into a single action for discovery and trial.
The U.S. Government alleges that Sikorsky and two of its wholly-owned subsidiaries, Derco and SSSI, violated the civil False Claims Act, the Anti-Kickback Act, and the Truth in Negotiations Act in connection with a contract the U.S. Navy awarded to SSSI in June 2006 to support the Navy’s T-34 and T-44 fixed-wing turboprop training aircraft. SSSI subcontracted with Derco, primarily to procure and manage spare parts for the training aircraft. The U.S. Government alleges that SSSI overbilled the Navy on the contract as the result of Derco’s use of prohibited cost-plus-percentage-of-cost pricing to add profit and overhead costs as a percentage of the price of the spare parts that Derco procured and then sold to SSSI. The U.S. Government alleges that Derco’s claims to SSSI, SSSI’s claims to the Navy, and SSSI’s yearly Certificates of Final Indirect Costs from 2006 through 2012 were false. In addition to violations of the False Claims Act, the U.S. Government alleges violations of the Anti-Kickback Act based on a monthly “chargeback,” through which SSSI billed Derco for the cost of certain SSSI personnel, allegedly in exchange for SSSI’s permitting a pricing arrangement that was “highly favorable” to Derco. The U.S. Government also claims that SSSI submitted inaccurate cost or pricing data in violation of the Truth in Negotiations Act for a sole-sourced, follow-on “bridge” contract. The U.S. Government’s complaints assert common law claims for breach of contract and unjust enrichment. On January 12, 2018, the Corporation filed a partial motion to dismiss intended to narrow the U.S. Government’s claims. The Corporation also moved to dismiss Cimma as a party under the False Claims Act’s first-to-file rule, which permits only the first relator to recover in a pending case. We await the District Court’s ruling on these motions.
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
On April 24, 2009, we filed a declaratory judgment action against the New York Metropolitan Transportation Authority and its Capital Construction Company (collectively, the MTA) asking the U.S. District Court for the Southern District of New York to find that the MTA is in material breach of our agreement based on the MTA’s failure to provide access to sites where work must be performed and the customer-furnished equipment necessary to complete the contract. The MTA filed an answer and counterclaim alleging that we breached the contract and subsequently terminated the contract for alleged default. The primary damages sought by the MTA are the costs to complete the contract and potential re-procurement costs. While we are unable to estimate the cost of another contractor to complete the contract and the costs of re-procurement, we note that our contract with the MTA had a total value of $323 million, of which $241 million was paid to us, and that the MTA is seeking damages of approximately $190 million. We dispute the MTA’s allegations and are defending against them. Additionally, following an investigation, our sureties on a performance bond related to this matter, who were represented by independent counsel, concluded that the MTA’s termination of the contract was improper.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

Finally, our declaratory judgment action was later amended to include claims for monetary damages against the MTA of approximately $95 million. This matter was taken under submission by the District Court in December 2014, after a five-week bench trial and the filing of post-trial pleadings by the parties. We continue to await a decision from the District Court. Although this matter relates to our former Information Systems & Global Solutions (IS&GS) business, we retained the litigation when we divested IS&GS in 2016.
Environmental Matters
We are involved in proceedings and potential proceedings relating to soil, sediment, surface water, and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities and at third-party sites where we have been designated as a potentially responsible party (PRP). A substantial portion of environmental costs will be included in our net sales and cost of sales in future periods pursuant to U.S. Government regulations. At the time a liability is recorded for future environmental costs, we record a receivable for estimated future recovery considered probable through the pricing of products and services to agencies of the U.S. Government, regardless of the contract form (e.g., cost-reimbursable, fixed-price). We continually evaluate the recoverability of our environmental receivables by assessing, among other factors, U.S. Government regulations, our U.S. Government business base and contract mix, our history of receiving reimbursement of such costs, and efforts by some U.S. Government representatives to limit such reimbursement. We include the portion of those environmental costs expected to be allocated to our non-U.S. Government contracts, or that is determined not to be recoverable under U.S. Government contracts, in our cost of sales at the time the liability is established.
At March 25, 2018 and December 31, 2017, the aggregate amount of liabilities recorded relative to environmental matters was $911 million and $920 million, most of which are recorded in other noncurrent liabilities on our consolidated balance sheets. We have recorded receivables totaling $791 million and $799 million at March 25, 2018 and December 31, 2017, most of which are recorded in other noncurrent assets on our consolidated balance sheets, for the estimated future recovery of these costs, as we consider the recovery probable based on the factors previously mentioned. We project costs and recovery of costs over approximately 20 years.
Environmental remediation activities usually span many years, which makes estimating liabilities a matter of judgment because of uncertainties with respect to assessing the extent of the contamination as well as such factors as changing remediation technologies and changing regulatory environmental standards. There are a number of former and present operating facilities that we are monitoring or investigating for potential future remediation. We perform quarterly reviews of the status of our environmental remediation sites and the related liabilities and receivables. Additionally, in our quarterly reviews, we consider these and other factors in estimating the timing and amount of any future costs that may be required for remediation activities, and record a liability when it is probable that a loss has occurred and the loss can be reasonably estimated. The amount of liability recorded is based on our estimate of the costs to be incurred for remediation at a particular site. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined. We reasonably cannot determine the extent of our financial exposure in all cases as, although a loss may be probable or reasonably possible, in some cases it is not possible at this time to estimate the loss or reasonably possible loss or range of loss.
We also pursue claims for recovery of costs incurred or for contribution to site cleanup costs against other PRPs, including the U.S. Government, and are conducting remediation activities under various consent decrees, orders, and agreements relating to soil, groundwater, sediment, or surface water contamination at certain sites of former or current operations. Under agreements related to certain sites in California and New York, the U.S. Government reimburses us an amount equal to a percentage, specific to each site, of expenditures for certain remediation activities in the U.S. Government’s capacity as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).
In addition to the proceedings and potential proceedings discussed above, California previously established a maximum level of the contaminant hexavalent chromium in drinking water of 10 parts per billion (ppb). Recently, this standard was successfully challenged by the California Manufacturers and Technology Association (CMTA) for failure to conduct the required economic feasibility analysis. In response to the court’s ruling, the State Water Resources Control Board (State Board), a branch of the California Environmental Protection Agency, withdrew the hexavalent chromium standard from the published regulations, leaving only the 50 ppb standard for total chromium. The State Board has indicated it will work to re-establish a hexavalent chromium standard. If the standard for hexavalent chromium is

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

re‑established at 10 ppb or above, it will not have a material impact on our existing remediation costs in California. Further, the U.S. Environmental Protection Agency (U.S. EPA) is considering whether to regulate hexavalent chromium.
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
Letters of Credit, Surety Bonds and Third-Party Guarantees
We have entered into standby letters of credit and surety bonds issued on our behalf by financial institutions, and directly issued guarantees to third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as venture partners. We had total outstanding letters of credit, surety bonds and third-party guarantees aggregating $3.4 billion and $3.3 billion at March 25, 2018 and December 31, 2017, respectively. Third-party guarantees do not include guarantees of subsidiaries and other consolidated entities.
At March 25, 2018 and December 31, 2017, third-party guarantees totaled $778 million and $750 million, respectively, of which approximately 63% and 62% related to guarantees of contractual performance of ventures to which we currently are or previously were a party. This amount represents our estimate of the maximum amount we would expect to incur upon the contractual non-performance of the venture, venture partners or divested businesses. Generally, we also have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a venture partner.
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
United Launch Alliance
In connection with our 50% ownership interest of ULA, we and The Boeing Company (Boeing) are required to provide ULA an additional capital contribution if ULA is unable to make required payments under its inventory supply agreement with Boeing. As of March 25, 2018, ULA’s total remaining obligation to Boeing under the inventory supply agreement was $120 million. The parties have agreed to defer the remaining payment obligation, as it is more than offset by other commitments to ULA. Accordingly, we do not expect to be required to make a capital contribution to ULA under this agreement.
In addition, both we and Boeing have cross-indemnified each other for guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through March 25, 2018, and that it will not be necessary to make payments under the cross-indemnities or guarantees.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

NOTE 9 – FAIR VALUE MEASUREMENTS
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	March 25, 2018			December 31, 2017
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Mutual funds	$1,005	$1,005	$—	$917	$917	$—
U.S. Government securities	98	—	98	116	—	116
Other securities	161	35	126	209	39	170
Derivatives	24	—	24	23	—	23
Liabilities
Derivatives	91	—	91	106	—	106
Assets measured at NAV (a)
Other commingled funds	18			19

(a)	Net Asset Value (NAV) is the total value of the fund divided by the number of the fund’s shares outstanding.
Substantially all assets measured at fair value, other than derivatives, represent investments held in a separate trust to fund certain of our non-qualified deferred compensation plans and are recorded in other noncurrent assets on our consolidated balance sheets. The fair values of mutual funds and certain other securities are determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. The fair values of U.S. Government and other securities are determined using pricing models that use observable inputs (e.g., interest rates and yield curves observable at commonly quoted intervals), bids provided by brokers or dealers or quoted prices of securities with similar characteristics. The fair values of derivative instruments, which consist of foreign currency exchange forward and interest rate swap contracts, primarily are determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates, credit spreads and foreign currency exchange rates. We did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the quarter ended March 25, 2018.
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
The aggregate notional amount of our outstanding interest rate swaps at both March 25, 2018 and December 31, 2017 was $1.2 billion and the fair value was not significant. The aggregate notional amount of our outstanding foreign currency hedges at both March 25, 2018 and December 31, 2017 was $4.1 billion and the fair value was not significant. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters ended March 25, 2018 and March 26, 2017. Substantially all of our derivatives are designated for hedge accounting.
In addition to the financial instruments listed in the table above, we hold other financial instruments, including debt. The estimated fair value of our outstanding debt was $15.8 billion and $16.8 billion at March 25, 2018 and December 31, 2017 (Level 2). The outstanding principal amount was $15.4 billion and $15.5 billion, excluding unamortized discounts and issuance costs of $1.2 billion at both March 25, 2018 and December 31, 2017.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

NOTE 10 – STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
During the quarter ended March 25, 2018, we repurchased 0.9 million shares of our common stock for $300 million. The total remaining authorization for future common share repurchases under our share repurchase program was $3.2 billion as of March 25, 2018. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings. Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess purchase price over par value of $274 million and $469 million recorded as a reduction of retained earnings during the quarters ended March 25, 2018 and March 26, 2017.
Dividends
We declared cash dividends totaling $573 million ($2.00 per share) and $531 million ($1.82 per share) during the quarters ended March 25, 2018 and March 26, 2017. Dividends paid during the quarters ended March 25, 2018 and March 26, 2017 are higher than dividends declared due to dividend-equivalents paid to holders of RSUs. These dividend-equivalents are accrued during the RSU vesting period and are paid upon the vesting of the RSU.
Restricted Stock Unit Grants
During the quarter ended March 25, 2018, we granted certain employees approximately 0.4 million RSUs with a grant date fair value of $354.60 per RSU. The grant date fair value of these RSUs is equal to the closing market price of our common stock on the grant date less a discount to reflect the delay in payment of dividend-equivalent cash payments that are made only upon vesting, which is generally three years from the grant date. We recognize the grant date fair value of RSUs, less estimated forfeitures, as compensation expense ratably over the requisite service period, which is shorter than the vesting period if the employee is retirement eligible on the date of grant or will become retirement eligible before the end of the vesting period.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

 Accumulated Other Comprehensive Loss
Changes in the balance of AOCL, net of tax, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL
Balance at December 31, 2017	$(12,559)	$20	$(12,539)
Other comprehensive income before reclassifications	—	55	55
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	364	—	364
Amortization of net prior service credits (a)	(64)	—	(64)
Other	—	3	3
Total reclassified from AOCL	300	3	303
Total other comprehensive income	300	58	358
Reclassification of income tax effects from tax reform (b)	(2,396)	(12)	(2,408)
Balance at March 25, 2018	$(14,655)	$66	$(14,589)

Balance at December 31, 2016	$(11,981)	$(121)	$(12,102)
Other comprehensive income before reclassifications	3	4	7
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	258	—	258
Amortization of net prior service credits (a)	(56)	—	(56)
Other	—	1	1
Total reclassified from AOCL	202	1	203
Total other comprehensive income	205	5	210
Balance at March 26, 2017	$(11,776)	$(116)	$(11,892)

(a)
Reclassifications from AOCL related to our postretirement benefit plans were recorded as a component of net periodic benefit cost for each period presented (see “Note 7 – Postretirement Benefit Plans”).

(b)
We reclassified the impact of the income tax effects related to the Tax Cuts and Jobs Act of 2017 (the Tax Act) from AOCL during the quarter ended March 25, 2018 to retained earnings by the same amount with zero impact to total equity. See ASU 2018-02 in “Note 12 – Recent Accounting Pronouncements” for additional information.

NOTE 11 – OTHER
Equity Method Investee Impairment
During the quarter ended March 26, 2017, equity earnings included a charge recorded of approximately $64 million ($40 million, or $0.14 per share, after tax), which represented our portion of a non-cash asset impairment related to certain long-lived assets held by our equity method investee, AMMROC. We are continuing to monitor this investment. If AMMROC’s business experiences additional performance, business base and economic issues, we may have to record our portion of additional charges, which could adversely affect our business, financial condition and results of operations.
Income Taxes
Our effective income tax rates were 14.9% and 23.8% for the quarters ended March 25, 2018 and March 26, 2017. The rate for the quarter ended March 25, 2018 includes the provisional impact of the Tax Act enacted in December 2017. The rates for both periods benefited from tax deductions for dividends paid to our defined contribution plans with an employee stock ownership plan feature, tax deductions for employee equity awards, and the research and development tax credit. The rate for the first quarter of 2018 also benefited from the Tax Act’s deduction for foreign derived intangible income. The rate for the first quarter of 2017 benefited from tax deductions for U.S. manufacturing activities, which the Tax Act repealed for years after 2017.
While we have substantially completed our provisional analysis of the income tax effects of the Tax Act as of December 31, 2017 and recorded a reasonable estimate in 2017 of such effects, actual effects may differ, possibly

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

materially, due to, among other things, further refinement of our calculations, changes in interpretations and assumptions that we have made, additional guidance that may be issued by the U.S. Government, and actions and related accounting policy decisions we may take as a result of the Tax Act. We will complete our analysis of the impact of the Tax Act for 2017 over a one-year measurement period ending December 22, 2018, and any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined. We have not identified any change to the net one-time charge for the period ending December 31, 2017 related to the Tax Act.
NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS
Recent Accounting Pronouncements Adopted
Effective January 1, 2018, we adopted ASC 606, which replaces existing revenue recognition guidance and outlines a single set of comprehensive principles for recognizing revenue under GAAP. Among other things, ASC 606 requires entities to assess the products or services promised in contracts with customers at contract inception to determine the appropriate unit at which to record revenues, which is referred to as a performance obligation. Revenue is recognized when control of the promised products or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those products or services. Prior to the adoption of ASC 606, we recognized the majority of our revenues using the percentage-of-completion method of accounting. Based on the nature of products provided or services performed, revenue was recorded as costs were incurred (the percentage-of-completion cost-to-cost method) or as units were delivered (the percentage-of-completion units-of-delivery method). For most of our contracts, the customer obtains control or receives benefits as we perform on the contract. As a result, under ASC 606 revenue is recognized over a period of time utilizing the percentage-of-completion cost-to-cost method. This change generally results in an acceleration of revenue for contracts that were historically accounted for using the percentage-of-completion units-of-delivery method as revenues are now recognized earlier in the performance period as we incur costs. For more information on our policy for recognizing revenue under ASC 606, see “Note 2 – Significant Accounting Policy Updates.” Significant programs impacted by these changes include the C-130J and C-5 programs in our Aeronautics business segment; tactical missile programs (Hellfire and Joint Air-to-Surface Standoff Missile (JASSM)), Patriot Advanced Capability-3 (PAC-3), and fire control programs (LANTIRN® and SNIPER®) in our MFC business segment; the Black Hawk and Seahawk helicopter programs in our RMS business segment; and commercial satellite programs in our Space business segment.
We adopted ASC 606 using the full retrospective method, which means we applied the new standard to each prior year presented in our financial statements going back to January 1, 2016, with a cumulative effect adjustment to retained earnings as of January 1, 2016 for contracts that were in process at that point in time. Accordingly, the amounts for all periods presented in this Form 10-Q have been adjusted to reflect the impacts of ASC 606.
The net impact of adjustments on our January 1, 2016 opening balance sheet resulted in an increase in both our current assets and current liabilities of approximately 1%. There was no cumulative impact to our retained earnings at January 1, 2016. Our 2016 net sales increased by $42 million and our operating profit and net earnings from continuing operations decreased by $132 million and $92 million ($0.30 per share), respectively. The adoption of ASC 606 decreased our 2017 net sales by $1.1 billion and decreased our operating profit and net earnings from continuing operations by $23 million and $39 million ($0.14 per share), respectively. Total net cash provided by operating activities and total net cash used by investing activities and financing activities on our consolidated statements of cash flows were not impacted by the adoption of ASC 606. These amounts are updated from the preliminary assessment of the impacts of adopting ASC 606 included in our 2017 Form 10-K.
Effective January 1, 2018, we also adopted ASU 2017-07, which changed the income statement presentation of certain components of net periodic benefit cost related to defined benefit pension and other postretirement benefit plans. ASU 2017-07 requires entities to record only the service cost component of FAS pension and other postretirement benefit plan expense in operating profit and the non-service cost components of FAS pension and other postretirement benefit plan expense (i.e., interest cost, expected return on plan assets, net actuarial gains or losses, and amortization of prior service cost or credits) as part of non-operating income. Previously, we recorded all components of net periodic benefit cost in operating profit as part of cost of sales. We adopted ASU 2017-07 using the retrospective method, which means we applied the new standard to each prior period presented in our financial statements going back to January 1, 2016. The adoption of ASU 2017-07 increased our 2016 and 2017 consolidated operating profit by $471 million and $846 million due to the reclassification of the non-service cost components of FAS pension and other postretirement benefit plan

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

expense to other non-operating expense, net with zero impact to net income in both periods. There was no cumulative impact to our retained earnings at January 1, 2016 because the reclassification of the non-service cost components of FAS pension and other postretirement benefit plan expense has no impact to net income. Additionally, our business segment operating profit, cash flows, and pension and other postretirement benefit obligations were not impacted by the adoption of ASU 2017-07.
The following table summarizes the effects of adopting ASC 606 and ASU 2017-07 on our consolidated statement of earnings for the quarter ended March 26, 2017 (unaudited; in millions, except per share data):

		Adjustments for
	Historical	ASC 606	ASU 2017-07	Adjusted
Net sales
Products	$9,513	$100	$—	$9,613
Services	1,544	55	—	1,599
Total net sales	11,057	155	—	11,212
Cost of sales
Products	(8,687)	(57)	—	(8,744)
Services	(1,376)	(58)	—	(1,434)
Other unallocated, net	159	—	213	372
Total cost of sales	(9,904)	(115)	213	(9,806)
Gross profit	1,153	40	213	1,406
Other expense, net	(4)	—	—	(4)
Operating profit	1,149	40	213	1,402
Interest expense	(155)	—	—	(155)
Other non-operating income (expense), net	1	—	(213)	(212)
Earnings before income taxes	995	40	—	1,035
Income tax expense	(232)	(14)	—	(246)
Net earnings	$763	$26	$—	$789

Earnings per common share
Basic	$2.63	$0.09	$—	$2.72
Diluted	$2.61	$0.08	$—	$2.69
Cash dividends paid per common share	$1.82	$—	$—	$1.82
As a result of the increase in net earnings, our comprehensive income for the quarter ended March 26, 2017 increased by $26 million to $999 million.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

The following table summarizes the effects of adopting ASC 606 on our consolidated balance sheet as of December 31, 2017 (ASU 2017-07 had no impact on our consolidated balance sheet) (unaudited; in millions, except par value):

		Adjustments for
	Historical	ASC 606	Adjusted
Assets
Current assets
Cash and cash equivalents	$2,861	$—	$2,861
Receivables, net	8,603	(6,338)	2,265
Contract assets	—	7,992	7,992
Inventories	4,487	(1,609)	2,878
Other current assets	1,510	(1)	1,509
Total current assets	17,461	44	17,505
Property, plant and equipment, net	5,775	—	5,775
Goodwill	10,807	—	10,807
Intangible assets, net	3,797	—	3,797
Deferred income taxes	3,111	45	3,156
Other noncurrent assets	5,570	10	5,580
Total assets	$46,521	$99	$46,620
Liabilities and equity
Current liabilities
Accounts payable	$1,467	$—	$1,467
Contract liabilities (a)	6,752	276	7,028
Salaries, benefits and payroll taxes	1,785	—	1,785
Current maturities of long-term debt	750	—	750
Other current liabilities	1,883	—	1,883
Total current liabilities	12,637	276	12,913
Long-term debt, net	13,513	—	13,513
Accrued pension liabilities	15,703	—	15,703
Other postretirement benefit liabilities	719	—	719
Other noncurrent liabilities	4,558	(10)	4,548
Total liabilities	47,130	266	47,396
Stockholders’ equity
Common stock, $1 par value per share	284	—	284
Additional paid-in capital	—	—	—
Retained earnings	11,573	(168)	11,405
Accumulated other comprehensive loss	(12,540)	1	(12,539)
Total stockholders’ deficit	(683)	(167)	(850)
Noncontrolling interests in subsidiary	74	—	74
Total deficit	(609)	(167)	(776)
Total liabilities and equity	$46,521	$99	$46,620

(a)	Formerly referred to as customer advances and amounts in excess of costs incurred.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

The following table summarizes the effects of adopting ASC 606 on certain components within our net cash provided by operating activities for the quarter ended March 26, 2017 (ASC 606 had no impact on total operating cash flows or cash flows from investing and financing activities) (unaudited; in millions):

		Adjustments for
	Historical	ASC 606	Adjusted
Operating activities
Net earnings	$763	$26	$789
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	285	—	285
Stock-based compensation	44	—	44
Changes in assets and liabilities
Receivables, net	(667)	(132)	(799)
Contract assets	—	(62)	(62)
Inventories	(404)	179	(225)
Accounts payable	1,111	—	1,111
Contract liabilities (a)	(204)	19	(185)
Postretirement benefit plans	345	—	345
Income taxes	175	—	175
Other, net	218	(30)	188
Net cash provided by operating activities	$1,666	$—	$1,666

(a)	Formerly referred to as customer advances and amounts in excess of costs incurred.
Effective January 1, 2018, we also adopted ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides entities an option to reclassify certain tax effects as a result of the Tax Act from accumulated other comprehensive income or loss to retained earnings. The adoption of ASU 2018-02 increased our AOCL at January 1, 2018 by $2.4 billion with a corresponding increase to retained earnings by the same amount with zero impact to total equity. The reclassification was primarily related to the impact of U.S. tax reform on deferred tax assets associated with net actuarial losses (and prior service credits) resulting from our defined benefit pension and other postretirement benefit plans that were originally recorded in AOCL within equity. Those amounts were originally recorded net of deferred tax benefits based on the federal statutory income tax rate in effect at the time they were recorded. GAAP requires entities to remeasure deferred tax assets and liabilities as a result of a change in tax laws or rates, with the impacts reflected in earnings. Accordingly, in the fourth quarter of 2017, we remeasured the deferred tax assets associated with our AOCL using the lower U.S. corporate income tax rate under the Tax Act, with the impacts of the remeasurement recorded as a one-time charge to earnings. Prior to ASU 2018-02, GAAP required the original deferred tax amount recorded in accumulated other comprehensive income or loss, to remain at the old tax rate despite the fact that its related deferred tax asset or liability was remeasured as a result of the Tax Act. ASU 2018-02 allows entities to record a one-time reclassification of these tax effects between accumulated other comprehensive income or loss and retained earnings. We reclassify the impact of the income tax effects of tax reform from AOCL in the period in which they occur.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

Recent Accounting Pronouncements Not Yet Adopted
In August 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-12, Derivatives and Hedging (Topic 815), which eliminates the requirement to separately measure and report hedge ineffectiveness. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We do not expect a significant impact to our consolidated assets and liabilities, net earnings, or cash flows as a result of adopting this new standard. We plan to adopt the new standard effective January 1, 2019.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements for both lessees and lessors. The new standard is effective January 1, 2019 for public companies, with early adoption permitted. Currently, ASU 2016-02 requires companies to adopt the requirements of the new standard by applying a modified retrospective approach to the beginning of the earliest period presented in the financial statements. However, the FASB issued an exposure draft in January 2018, which would allow companies the option to instead apply the provisions of the new standard at the effective date without adjusting the comparative periods presented. We are continuing to evaluate the expected impact to our consolidated financial statements and related disclosures. We plan to adopt the new standard effective January 1, 2019.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Lockheed Martin Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Lockheed Martin Corporation (the Corporation) as of March 25, 2018, the related consolidated statements of earnings, comprehensive income, cash flows and equity for the quarters ended March 25, 2018 and March 26, 2017, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Corporation as of December 31, 2017, the related consolidated statements of earnings, comprehensive income, cash flows and equity for the year then ended, and the related notes (not presented herein); and in our report dated February 6, 2018, we expressed an unqualified audit opinion on those consolidated financial statements. As described in Note 1 to the Corporation’s consolidated interim financial statements, on January 1, 2018, the Corporation adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended, using the full retrospective adoption method resulting in revision of the December 31, 2017 consolidated balance sheet. We have not audited and reported on the revised December 31, 2017 consolidated balance sheet reflecting the adoption of ASU No. 2014-09.

Basis for Review Results

These financial statements are the responsibility of the Corporation’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the SEC and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
/s/ Ernst & Young LLP
Tysons, Virginia
April 25, 2018

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS OVERVIEW
We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics, system integration and cybersecurity services. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. During the quarter ended March 25, 2018, 69% of our $11.6 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 58% from the Department of Defense (DoD)), 29% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government) and 2% were from U.S. commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security and information technology, including cybersecurity.
We currently expect 2018 net sales will increase in the low-single digit range from 2017 levels. The projected growth is driven by increased production and sustainment volume on the F-35 program at Aeronautics as well as increased volume in tactical missiles programs at Missiles and Fire Control (MFC), partially offset by decreased volume at Rotary and Mission Systems (RMS) and Space. Segment operating profit is expected to increase in the mid-single digit range from 2017 levels driven primarily by improved performance at RMS. We expect that 2018 segment operating profit margin will also exceed our 2017 margin of 10.2%. Our outlook for 2018 assumes the U.S. Government continues to support and fund our key programs, consistent with the government fiscal year 2018 budget. Changes in circumstances may require us to revise our assumptions, which could materially change our current estimate of 2018 net sales and operating profit margin. For additional information related to trends in net sales and operating profit at our business segments, see the “Business Segment Results of Operations” discussion below.
We continue to expect the net 2018 FAS/CAS pension benefit to be approximately $1.0 billion. We will make contributions of $5.0 billion to our qualified defined benefit pension plans in 2018, including required and discretionary contributions. As a result of these contributions, we do not expect any material qualified defined benefit cash funding will be required until 2021. We plan to fund these contributions using a mix of cash on hand and commercial paper. While we do not anticipate a need to do so, our capital structure and resources would allow us to issue new debt if circumstances change (see “Capital Structure, Resources and Other” discussion below).
The following discussion is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and with our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K).
INDUSTRY CONSIDERATIONS
U.S. Government Funding
During the first quarter of 2018, there were a number of budgetary actions taken by the U.S. Government that affect defense spending. On February 9, 2018, the President signed the Bipartisan Budget Act of 2018 (BBA of 2018), which increased the spending limits for both defense and non-defense discretionary funding for government fiscal years (FY) 2018 and 2019 (the U.S. Government’s fiscal year begins on October 1 and ends on September 30) established under the Budget Control Act of 2011 (the Budget Control Act), among other items. The defense spending limits were increased by $80 billion to $629 billion for FY 2018 and by $85 billion to $647 billion for FY 2019. The FY 2018 spending limit is consistent with the funding level authorized by Congress in the FY 2018 National Defense Authorization Act (NDAA) and exceeded the President’s FY 2018 budget request by $26 billion. The BBA of 2018 also suspended the debt ceiling through March 1, 2019, at which time the debt limit will be increased to the amount of U.S. Government debt outstanding on that date.
On February 12, 2018, the President submitted a budget proposal for FY 2019 to Congress, which includes a base budget for national defense of $647 billion, inclusive of $617 billion for the U.S. DoD. The base budget request for national defense is consistent with the revised spending limits established under the BBA of 2018 and represents an increase of nearly $18 billion over the FY 2018 funding level, most of which relates to increases in the DoD’s budget. Congress must approve or revise the President’s FY 2019 budget proposal through enactment of appropriations bills and other policy legislation, which would then require final approval from the President.

On March 23, 2018, the Consolidated Appropriations Act of 2018 (the Appropriations Act of 2018) was signed into law, providing discretionary funding for the U.S. Government for FY 2018. The Appropriations Act of 2018 provides a base budget of $629 billion for national defense, inclusive of $600 billion for the DoD. The base budget request for national defense is consistent with the revised spending limits established under the BBA of 2018 and represents an increase of nearly $78 billion over the FY 2017 funding level, most of which relates to increases in the DoD’s budget.
Currently, U.S. defense spending in FY 2020 and FY 2021 remains subject to statutory spending limits established by the Budget Control Act. The Budget Control Act spending limits were modified for fiscal years 2013 through 2019 by the American Taxpayer Relief Act of 2012, the Bipartisan Budget Act of 2013, the Bipartisan Budget Act of 2015, and most recently the BBA of 2018. However, these acts do not alter the spending limits beyond FY 2019. As currently enacted, the Budget Control Act limits defense spending to $576 billion (including approximately $550 billion for DoD) for fiscal year 2020 with a modest increase to $590 billion (including approximately $563 billion for DoD) in 2021. The President’s defense budget estimates for FY 2020 and beyond exceed the spending limits established by the Budget Control Act. As a result, continued budget uncertainty and the risk of future sequestration cuts remain unless the BCA is repealed or significantly modified.
The investments and acquisitions we have made in recent years have sought to align our businesses with what we believe are the most critical national priorities and mission areas. However, the possibility remains that our programs could be materially reduced, extended, or terminated as a result of the U.S. Government’s continuing assessment of priorities, changes in government priorities, the implementation of sequestration (particularly in those circumstances where sequestration is implemented across-the-board without regard to national priorities), or other budget cuts in lieu of sequestration. We anticipate there will continue to be a significant amount of debate and negotiations within the U.S. Government over federal and defense spending. In the context of these negotiations, it is possible that government programs could be modified, cut or replaced as part of broader reforms to reduce the federal deficit. However, we continue to believe that our portfolio of products and services will continue to be well supported in a strategically focused allocation of budget resources.
CONSOLIDATED RESULTS OF OPERATIONS
Effective January 1, 2018, we adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, as amended (Topic 606) (commonly referred to as ASC 606), which changed the way we recognize revenue for certain contracts. In addition, effective January 1, 2018, we adopted ASU 2017-07, Compensation-Retirement Benefits, which changed the statement of earnings presentation of certain components of FAS pension and other postretirement benefit plan expense. The amounts for all periods presented in this Form 10-Q have been adjusted to reflect the new methods of accounting. See “Note 12 – Recent Accounting Pronouncements” included in our Notes to Consolidated Financial Statements for more information regarding the adoption of these standards.
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

Our consolidated results of operations were as follows (in millions, except per share data):

	Quarters Ended
	March 25, 2018	March 26, 2017
Net sales	$11,635	$11,212
Cost of sales	(9,977)	(9,806)
Gross profit	1,658	1,406
Other income (expense), net	67	(4)
Operating profit	1,725	1,402
Interest expense	(155)	(155)
Other non-operating expense, net	(210)	(212)
Earnings before income taxes	1,360	1,035
Income tax expense	(203)	(246)
Net earnings	$1,157	$789
Diluted earnings per common share	$4.02	$2.69
Certain amounts reported in other income (expense), net, primarily our share of earnings or losses from equity method investees, are included in the operating profit of our business segments. Accordingly, such amounts are included in the discussion of our business segment results of operations.
Net Sales
We generate sales from the delivery of products and services to our customers. Our consolidated net sales were as follows (in millions):

	Quarters Ended
	March 25, 2018	March 26, 2017
Products	$9,762	$9,613
% of total net sales	83.9%	85.7%
Services	1,873	1,599
% of total net sales	16.1%	14.3%
Total net sales	$11,635	$11,212
Substantially all of our contracts are accounted for using the percentage-of-completion cost-to-cost method. Under the percentage-of-completion cost-to-cost method, we record net sales on contracts based upon our progress towards completion on a particular contract, as well as our estimate of the profit to be earned at completion. The following discussion of material changes in our consolidated net sales should be read in tandem with the subsequent discussion of changes in our consolidated cost of sales and our business segment results of operations because changes in our sales are typically accompanied by a corresponding change in our cost of sales due to the nature of the percentage-of-completion cost-to-cost method.

Product Sales
Product sales increased $149 million, or 2%, during the quarter ended March 25, 2018 compared to the same period in 2017. The increase in product sales was primarily due to higher product sales of about $135 million at Aeronautics, about $95 million at MFC and about $70 million at RMS, partially offset by lower product sales of about $150 million at Space. Higher product sales at Aeronautics were primarily attributable to higher sales for F-35 production volume and higher volume on modernization activities for the F-16 program. The increase in product sales at MFC was primarily due to higher volume on classified programs. Higher product sales at RMS were attributable to higher volume across most lines of business, partially offset by lower volume on Sikorsky government helicopter programs. These increases were partially offset by lower product sales at Space primarily due to decreased volume for government satellite programs (primarily Space Based Infrared System (SBIRS) and Advanced Extremely High Frequency system (AEHF)) and decreased volume for commercial satellite programs, partially offset by higher AWE Management Limited (AWE) product sales due to higher volume.
Service Sales
Service sales increased $274 million, or 17%, during the quarter ended March 25, 2018 compared to the same period in 2017. The increase in service sales during the quarter ended March 25, 2018 was primarily due to higher service sales of about $140 million at Aeronautics and about $75 million at Space. The increase in service sales at Aeronautics was primarily due to higher volume on F-35 sustainment activities. Higher service sales at Space were primarily due to increased volume on government satellite services.
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

	Quarters Ended
	March 25, 2018	March 26, 2017
Cost of sales – products	$(8,697)	$(8,744)
% of product sales	89.1%	91.0%
Cost of sales – services	(1,689)	(1,434)
% of service sales	90.2%	89.7%
Other unallocated, net	409	372
Total cost of sales	$(9,977)	$(9,806)
The following discussion of material changes in our consolidated cost of sales for products and services should be read in tandem with the preceding discussion of changes in our consolidated net sales and our business segment results of operations. We have not identified any developing trends in cost of sales for products and services that would have a material impact on our future operations.
Product Costs
Product costs decreased $47 million, or 1%, during the quarter ended March 25, 2018 compared to the same period in 2017, primarily due to lower product costs of about $135 million at RMS and about $115 million at Space, partially offset by higher product costs of about $130 million at Aeronautics and about $70 million at MFC. The decrease in product costs at RMS is primarily attributable to a $120 million charge recorded in the first quarter of 2017 for performance matters on the EADGE-T contract. Lower product costs at Space were primarily due to decreased volume for government satellite programs (primarily SBIRS and AEHF) and decreased volume for commercial satellite programs. These decreases were partially offset by higher AWE product costs due to an increase in volume. Higher product costs at Aeronautics were primarily attributable to higher costs for F-35 production volume and higher volume on modernization activities for the F-16 program. The increase in product costs at MFC is primarily due to increased volume on classified programs.

Service Costs
Service costs increased $255 million, or 18%, during the quarter ended March 25, 2018 compared to the same period in 2017. The increase in service costs during the quarter ended March 25, 2018 was primarily due to higher service costs of about $120 million at Aeronautics and about $60 million at Space. Higher service costs at Aeronautics were primarily due to higher volume on F-35 sustainment activities. Higher service costs at Space were primarily due to increased volume on government satellite services.
Other Unallocated, Net
Other unallocated, net primarily includes the FAS/CAS operating adjustment, which represents the difference between CAS pension cost recorded in our business segments’ results of operations and FAS pension service cost, stock-based compensation and other corporate costs. These items are not allocated to the business segments and, therefore, are excluded from the cost of sales for products and services. Other unallocated, net was a net reduction to expense of $409 million during the quarter ended March 25, 2018 compared to $372 million during the quarter ended March 26, 2017. The increase in the net reduction to expense during the quarter ended March 25, 2018 was primarily due to the change in the FAS/CAS operating adjustment and various corporate items, none of which were individually significant.
Other Income (Expense), Net
Other income (expense), net primarily includes our share of earnings or losses from equity method investees. During the quarter ended March 25, 2018, other income, net was $67 million, compared to $4 million of other expense, net for the quarter ended March 26, 2017. The increase in income was primarily attributable to our portion of a non-cash asset impairment charge recorded during the quarter ended March 26, 2017 by our equity method investee, Advanced Military Maintenance, Repair and Overhaul Center LLC (AMMROC), of approximately $64 million ($40 million, or $0.14 per share, after tax).
Other Non-operating Expense, Net
Other non-operating expense, net primarily includes the non-service cost components of FAS pension and other postretirement benefit plan expense (i.e., interest cost, expected return on plan assets, net actuarial gains or losses, and amortization of prior service cost or credits) related to our postretirement benefit plans. Other non-operating expense, net during the quarter ended March 25, 2018 was comparable to the same period in 2017.
Income Tax Expense
Our effective income tax rates were 14.9% and 23.8% for the quarters ended March 25, 2018 and March 26, 2017. The rate for the quarter ended March 25, 2018 includes the provisional impact of the Tax Cuts and Jobs Act (the Tax Act) enacted in December 2017. The rates for both periods benefited from tax deductions for dividends paid to our defined contribution plans with an employee stock ownership plan feature, tax deductions for employee equity awards, and the research and development tax credit. The rate for the first quarter of 2018 also benefited from the Tax Act’s deduction for foreign derived intangible income. The rate for the first quarter of 2017 benefited from tax deductions for U.S. manufacturing activities, which the Tax Act repealed for years after 2017.
While we have substantially completed our provisional analysis of the income tax effects of the Tax Act as of December 31, 2017 and recorded a reasonable estimate in 2017 of such effects, actual effects may differ, possibly materially, due to, among other things, further refinement of our calculations, changes in interpretations and assumptions that we have made, additional guidance that may be issued by the U.S. Government, and actions and related accounting policy decisions we may take as a result of the Tax Act. We will complete our analysis of the impact of the Tax Act for 2017 over a one-year measurement period ending December 22, 2018, and any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined. We have not identified any change to the net one-time charge for the period ending December 31, 2017 related to the Tax Act.
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

Net Earnings
We reported net earnings of $1.2 billion ($4.02 per share) during the quarter ended March 25, 2018, compared to $789 million ($2.69 per share) during the quarter ended March 26, 2017. Both net earnings and earnings per share were affected by the factors mentioned above. Earnings per share also benefited from a net decrease of approximately 3.9 million shares outstanding from March 26, 2017 to March 25, 2018 as a result of share repurchases, partially offset by share issuance under our stock-based awards and certain defined contribution plans.
BUSINESS SEGMENT RESULTS OF OPERATIONS
Effective January 1, 2018, we adopted ASC 606, which changed the way we recognize revenue for certain contracts. We adopted this standard using the full retrospective method. Accordingly, the amounts for all periods presented in this Form 10-Q have been adjusted to reflect the new method of accounting. See “Note 12 – Recent Accounting Pronouncements” included in our Notes to Consolidated Financial Statements for more information regarding the adoption of this standard.
We operate in four business segments: Aeronautics, MFC, RMS and Space. We organize our business segments based on the nature of the products and services offered.
Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation. Operating profit of our business segments includes our share of earnings or losses from equity method investees as the operating activities of the equity method investees are closely aligned with the operations of our business segments. In addition, operating profit of our business segments includes total pension costs recoverable on U.S. Government contracts as determined in accordance with U.S. Government cost accounting standards (CAS). Operating profit of the business segments excludes the FAS/CAS operating adjustment; expense for stock-based compensation; the effects of items not considered part of management’s evaluation of segment operating performance, such as charges related to significant severance actions and certain asset impairments; gains or losses from significant divestitures; the effects of certain legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. See “Note 2 – Significant Accounting Policy Updates” included in our Notes to Consolidated Financial Statements for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended
	March 25, 2018	March 26, 2017
Net sales
Aeronautics	$4,398	$4,120
Missiles and Fire Control	1,677	1,549
Rotary and Mission Systems	3,223	3,127
Space	2,337	2,416
Total net sales	$11,635	$11,212
Operating profit
Aeronautics	$474	$439
Missiles and Fire Control	261	234
Rotary and Mission Systems (a)	311	128
Space	264	290
Total business segment operating profit	1,310	1,091
Unallocated items
FAS/CAS operating adjustment (b)	451	403
Stock-based compensation	(38)	(44)
Other, net (c)	2	(48)
Total unallocated items	415	311
Total consolidated operating profit	$1,725	$1,402

(a)
During the first quarter of 2017, we revised the total estimated costs to complete the EADGE-T contract as a consequence of ongoing performance matters and recorded an additional reserve of $120 million ($74 million, or $0.25 per share, after tax) at our RMS business segment.

(b)
The FAS/CAS operating adjustment represents the difference between the service cost component of U.S. GAAP financial accounting standards pension expense and total pension costs recoverable on U.S. Government contracts as determined in accordance with U.S. Government CAS. For a detail of the FAS/CAS operating adjustment and the total net FAS/CAS adjustment, see the table below.

(c)
During the first quarter of 2017, we recognized a $64 million charge ($40 million, or $0.14 per share, after tax), which represents our portion of a non-cash asset impairment charge recorded by our equity method investee, AMMROC. See “Note 11 – Other” (under the caption “Equity Method Investee Impairment”) included in our Notes to Consolidated Financial Statements for more information.

Our total FAS/CAS pension adjustment for the quarters ended March 25, 2018 and March 26, 2017, including the service and non-service cost components of FAS pension expense (in millions):

	Quarters Ended
	March 25, 2018	March 26, 2017
Total FAS expense and CAS costs
FAS pension expense	$(356)	$(345)
Less: CAS pension cost	608	562
Net FAS/CAS pension adjustment	$252	$217

Service and non-service cost reconciliation
FAS pension service cost	$(157)	$(159)
Less: CAS pension cost	608	562
FAS/CAS operating adjustment	451	403
Non-operating FAS pension expense	(199)	(186)
Net FAS/CAS pension adjustment	$252	$217

We recover CAS pension cost through the pricing of our products and services on U.S. Government contracts and, therefore, recognize CAS pension cost in each of our business segments’ net sales and cost of sales. Our consolidated financial statements must present FAS pension and other postretirement benefit plan expense calculated in accordance with financial accounting standards (FAS) requirements under U.S. GAAP. The operating portion of the FAS/CAS adjustment represents the difference between the service cost component of FAS pension expense and CAS. The non-service FAS pension cost component is included in other non-operating expense, net. The net FAS/CAS pension adjustment increases or decreases CAS pension cost to equal total FAS pension cost (both service and non-service).
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
We regularly provide customers with reports of our costs as the contract progresses. The cost information in the reports is accumulated in a manner specified by the requirements of each contract. For example, cost data provided to a customer for a product would typically align to the subcomponents of that product (such as a wing-box on an aircraft) and for services would align to the type of work being performed (such as aircraft sustainment). Our contracts generally allow for the recovery of costs in the pricing of our products and services. Most of our contracts are bid and negotiated with our customers under circumstances in which we are required to disclose our estimated total costs to provide the product or service. This approach for negotiating contracts with our U.S. Government customers generally allows for recovery of our actual costs plus a reasonable profit margin. We also may enter into long-term supply contracts for certain materials or components to coincide with the production schedule of certain products and to ensure their availability at known unit prices.
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
Comparability of our segment sales, operating profit and operating margin may be impacted favorably or unfavorably by changes in profit booking rates on our contracts for which we recognize revenue over a period of time using the percentage-of-completion cost-to-cost method to measure progress towards completion. Increases in the profit booking rates, typically referred to as risk retirements, usually relate to revisions in the estimated total costs to fulfill the performance obligations that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate, resulting in an increase in the estimated total costs to fulfill the performance obligations and a reduction in the profit booking rate. Increases or decreases in profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Segment operating profit and margin may also be impacted favorably or unfavorably by other items, which may or may not impact sales. Favorable items may include the positive resolution of contractual matters, cost recoveries on restructuring charges, insurance recoveries and gains on sales of assets. Unfavorable items may include the adverse resolution of contractual matters; restructuring charges, except for significant severance actions, which are excluded from segment operating results; reserves for disputes; certain asset impairments; and losses on sales of certain assets.

We have a program, EADGE-T, to design, integrate, and install an air missile defense command, control, communications, computers – intelligence (C4I) systems for an international customer that has experienced performance matters and for which we have periodically accrued reserves. During the quarter ended March 26, 2017, we revised our estimated costs to complete the EADGE-T contract as a consequence of ongoing performance matters and recorded an additional charge of $120 million ($74 million or $0.25 per share, after tax) at our RMS business segment. As of March 25, 2018, cumulative losses remained at approximately $260 million on this program. We are continuing to monitor program requirements and our performance and could record additional charges in future periods. However, based on the reserves already accrued and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional charges, if any, would be material.
We have two commercial satellite programs at our Space business segment, for which we have experienced performance issues related to the development and integration of a modernized LM 2100 satellite platform. These commercial programs require the development of new satellite technology to enhance the LM 2100’s power, propulsion and electronics, among other items. The enhanced satellite is expected to benefit other commercial and government satellite programs. We have periodically revised our estimated costs to complete these developmental commercial programs. We have recorded cumulative losses of approximately $340 million through March 25, 2018. During the quarter ended March 25, 2018, we recorded losses of approximately $35 million ($26 million or $0.09 per share, after tax). While these losses reflect our estimated total losses on the programs, we will continue to incur unrecovered costs each period until we complete these programs and may have to record additional loss reserves in future periods, which could be material to our operating results. These programs remain developmental and further challenges in the delivery and integration of new satellite technology, anomalies discovered during system testing requiring repair or rework, further schedule delays and potential penalties could require that we record additional reserves. Currently, we do not expect to be able to meet the delivery schedule under the contracts and have informed the customers. The customers could seek to exercise a termination right under the contracts, in which case we would have to refund the payments we have received and pay certain penalties. However, we think the probability that the customers will seek to exercise any termination right is remote as the delay beyond the termination date is modest and the customers have an immediate need for the satellites.
Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit by approximately $420 million and $295 million during the quarters ended March 25, 2018 and March 26, 2017.
Aeronautics
Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended
	March 25, 2018	March 26, 2017
Net sales	$4,398	$4,120
Operating profit	474	439
Operating margin	10.8%	10.7%
Aeronautics’ net sales during the quarter ended March 25, 2018 increased $278 million, or 7%, compared to the same period in 2017. The increase was primarily attributable to higher net sales of approximately $185 million for the F-35 program due to increased volume on production and sustainment; and about $80 million for other combat aircraft modernization programs due to increased volume (primarily the F-16 and F-22 programs).
Aeronautics’ operating profit during the quarter ended March 25, 2018 increased $35 million, or 8%, compared to the same period in 2017. Operating profit increased approximately $25 million for the F-35 program primarily due to increased volume on production and sustainment; and about $15 million for other combat aircraft modernization programs due to increased risk retirements and volume. Adjustments not related to volume, including net profit booking rate adjustments, were comparable during the quarter ended March 25, 2018 to the same period in 2017.
We currently expect Aeronautics’ 2018 net sales to increase in the mid-single digit percentage range as compared to 2017 driven by increased production and sustainment volume on the F-35 program. Operating profit is expected to increase in the low-single digit percentage range, resulting in slightly lower operating profit margins.

Missiles and Fire Control
Summary operating results for our MFC business segment were as follows (in millions):

	Quarters Ended
	March 25, 2018	March 26, 2017
Net sales	$1,677	$1,549
Operating profit	261	234
Operating margin	15.6%	15.1%
MFC’s net sales during the quarter ended March 25, 2018 increased $128 million, or 8%, compared to the same period in 2017. The increase was primarily attributable to higher net sales of approximately $70 million for increased volume on classified programs; and about $50 million for tactical missiles programs due to increased volume (primarily Long Range Stand Off (LRSO) missile and Joint Air-to-Surface Standoff Missile (JASSM)).
MFC’s operating profit during the quarter ended March 25, 2018 increased $27 million, or 12%, compared to the same period in 2017. Operating profit increased approximately $15 million for sensors and global sustainment (previously referred to as fire control) programs due to increased risk retirements, partially offset by lower operating profit due to contract mix (primarily Apache, LANTIRN® and SNIPER®); and about $15 million for air and missile defense programs due to increased risk retirements. Adjustments not related to volume, including net profit booking rate adjustments, were about $45 million higher during the quarter ended March 25, 2018 compared to the same period in 2017.
We currently expect MFC’s net sales to increase in the mid-single digit percentage range in 2018 as compared to 2017 driven primarily by key contract awards and higher volume in tactical missile programs. Operating profit is expected to also increase in the mid-single digit percentage range in 2018 as compared to 2017 driven by the increased volume. Accordingly, operating profit margin is expected to be comparable to 2017 levels.
Rotary and Mission Systems
Summary operating results for our RMS business segment were as follows (in millions):

	Quarters Ended
	March 25, 2018	March 26, 2017
Net sales	$3,223	$3,127
Operating profit	311	128
Operating margin	9.6%	4.1%
RMS’ net sales during the quarter ended March 25, 2018 increased $96 million, or 3% compared to the same period in 2017. The increase was primarily attributable to higher net sales of approximately $95 million for training and logistics solutions (TLS) programs due to higher volume on various programs; about $95 million for integrated warfare systems and sensors (IWSS) programs due to higher volume (primarily radar surveillance systems programs and the Aegis Combat System (Aegis)); and about $90 million for command, control, communications, computers, cyber, combat systems, intelligence, surveillance, and reconnaissance (C6ISR) programs due to higher volume. These increases were partially offset by a decrease of $190 million for Sikorsky helicopter programs due to lower volume for government helicopter programs.
RMS’ operating profit during the quarter ended March 25, 2018 increased $183 million, or 143% compared to the same period in 2017. Operating profit increased approximately $120 million for C6ISR programs primarily due a charge for performance matters on the EADGE-T contract, which was recorded in the first quarter of 2017 and did not recur in 2018; about $50 million for Sikorsky helicopter programs primarily due to favorable cost performance; and about $10 million for TLS programs due to higher volume. Operating profit for IWSS programs was comparable in both periods as a $35 million charge for performance matters on a ground based radar program in the first quarter of 2018 was offset by increased risk retirements on other programs. Adjustments not related to volume, including net profit booking rate adjustments, were about $110 million higher during the quarter ended March 25, 2018 compared to the same period during 2017.

We currently expect RMS’ net sales to decrease in the low-single digit percentage range as compared to 2017 driven primarily by lower volume in our Sikorsky line of business, partially offset by higher volume in our IWSS, C6ISR, and TLS lines of business. Operating profit is expected to increase in the low- to mid-double digit percentage range driven by performance improvements in the Sikorsky and C6ISR lines of business. Operating profit margins are also expected to improve from 2017 levels.
Space
Summary operating results for our Space business segment were as follows (in millions):

	Quarters Ended
	March 25, 2018	March 26, 2017
Net sales	$2,337	$2,416
Operating profit	264	290
Operating margin	11.3%	12.0%
Space’s net sales during the quarter ended March 25, 2018 decreased $79 million, or 3%, compared to the same period in 2017. The decrease was primarily attributable to approximately $100 million for government satellite programs (primarily SBIRS and AEHF) due to lower volume; and about $35 million for commercial satellite programs due to lower volume. These decreases were partially offset by an increase of approximately $60 million for strategic missile and defense systems programs due to higher volume from AWE, partially offset by lower volume for Fleet Ballistic Missile (FBM) programs.
Space’s operating profit during the quarter ended March 25, 2018 decreased $26 million, or 9%, compared to the same period in 2017. Operating profit decreased approximately $25 million for strategic missile and defense systems due to lower risk retirements (primarily FBM programs). Operating profit for commercial satellites was comparable in the first quarter of 2018 and 2017, which included a charge for approximately $25 million for a performance matter in both periods. Adjustments not related to volume, including net profit booking rate adjustments, were about $30 million lower during the quarter ended March 25, 2018 compared to the same period in 2017.
Total equity earnings recognized by Space (primarily ULA) represented approximately $85 million, or 32%, of Space’s operating profit during the quarter ended March 25, 2018, compared to approximately $80 million, or 28%, during the quarter ended March 26, 2017.
We currently expect Space's 2018 net sales to decrease in the mid-single digit percentage range compared to 2017, driven by lower volume resulting from program lifecycles on government satellite programs and lower cost on follow-on contracts. Operating profit in 2018 is expected to be comparable to 2017. As a result, operating profit margin is expected to increase slightly from 2017 levels.
FINANCIAL CONDITION
Liquidity and Cash Flows
We have a balanced cash deployment strategy to enhance stockholder value and position ourselves to take advantage of new business opportunities when they arise. Consistent with that strategy, we have continued to invest in our business, including capital expenditures, independent research and development and have made selective business acquisitions and investments, while returning cash to stockholders through dividends and share repurchases, and managing our debt levels, maturities and interest rates, and pension obligations.
We have generated strong operating cash flows, which have been the primary source of funding for our operations, capital expenditures, debt service and repayments, dividends, share repurchases and postretirement benefit plan contributions. The total remaining authorization for future common share repurchases under our share repurchase program was $3.2 billion as of March 25, 2018.
We expect our cash from operations will continue to be sufficient to support our operations and anticipated capital expenditures for the foreseeable future. We also have access to credit markets, if needed, for liquidity or general corporate purposes, including, but not limited to, our revolving credit facility or the ability to issue commercial paper, and letters of credit to support customer advance payments and for other trade finance purposes such as guaranteeing our performance on particular contracts. See our “Capital Resources” section below for a discussion on financial resources available to us.
We contributed $1.5 billion to our qualified defined benefit pension plans during the quarter ended March 25, 2018 and will contribute an additional $3.5 billion during the remainder of 2018. As a result of these contributions, we do not expect any material qualified defined benefit cash funding will be required in 2019 and 2020. We plan to fund these contributions and manage the timing of cash flows in 2018 using a mix of cash on hand and commercial paper. While we do not anticipate a need to do so, our capital structure and resources would allow us to issue new debt if circumstances change.
The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	Quarters Ended
	March 25, 2018	March 26, 2017
Cash and cash equivalents at beginning of year	$2,861	$1,837
Operating activities
Net earnings	1,157	789
Non-cash adjustments	317	329
Changes in working capital	(1,027)	(160)
Other, net	185	708
Net cash provided by operating activities	632	1,666
Net cash used for investing activities	(86)	(166)
Net cash used for financing activities	(1,014)	(1,121)
Net change in cash and cash equivalents	(468)	379
Cash and cash equivalents at end of period	$2,393	$2,216
Operating Activities
Net cash provided by operating activities decreased $1.0 billion during the quarter ended March 25, 2018 compared to the same period in 2017. The decrease in cash was primarily due to $1.5 billion in contributions to our qualified defined benefit pension plans and a decrease in cash provided by changes in working capital of $867 million, partially offset by net tax refunds of $850 million and an increase in net earnings. The decrease in cash provided by changes in working capital was largely driven by revenue recognized in excess of cash collections (primarily Sikorsky and the F-35 program).
Investing Activities
Net cash used for investing activities decreased $80 million during the quarter ended March 25, 2018, compared to the same period in 2017 primarily due to approximately $105 million of cash received as part of the final settlement of net working capital in connection with the 2016 divestiture of our Information Systems & Global Solutions business. This cash inflow was partially offset by an increase of $46 million in capital expenditures. Capital expenditures totaled $216 million and $170 million during the quarters ended March 25, 2018 and March 26, 2017. The majority of our capital expenditures were for equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.
Financing Activities
Net cash used for financing activities was $1.0 billion during the quarter ended March 25, 2018, compared to $1.1 billion the same period in 2017. Net cash used for financing activities during the quarters ended March 25, 2018 and March 26, 2017 was primarily driven by dividend payments and share repurchases.
During the quarters ended March 25, 2018 and March 26, 2017, we paid dividends totaling $586 million ($2.00 per share) and $544 million ($1.82 per share). In addition, we paid $300 million and $500 million during the quarter ended

March 25, 2018 and the quarter ended March 26, 2017 to repurchase 0.9 million and 1.9 million shares of our common stock.
Cash received from the issuance of our common stock in connection with employee stock option exercises during the quarter ended March 25, 2018 and March 26, 2017 totaled $33 million and $31 million, respectively, which resulted in the issuance of 0.3 million shares of our common stock during each quarter.
Capital Resources

At March 25, 2018, we held cash and cash equivalents of $2.4 billion that was generally available to fund ordinary business operations without significant legal, regulatory, or other restrictions.
Our outstanding debt, net of unamortized discounts and issuance costs, was $14.2 billion as of March 25, 2018 and mainly is in the form of publicly-issued notes that bear interest at fixed rates. As of March 25, 2018, we were in compliance with all covenants contained in our debt and credit agreements. There were no material changes during the quarter ended March 25, 2018 to our contractual commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2017 Form 10-K that were outside the ordinary course of our business.
At March 25, 2018, we had a $2.5 billion revolving credit facility (the 5-year Facility) with various banks that is available for general corporate purposes and expires on October 9, 2022. The undrawn portion of the 5-year Facility is also available to serve as a backup facility for the issuance of commercial paper. We may request and the banks may grant, at their discretion, an increase in the borrowing capacity under the 5-year Facility of up to an additional $500 million. There were no borrowings outstanding under the 5-year Facility as of March 25, 2018.
We have agreements in place with financial institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding as of March 25, 2018. However, we may as conditions warrant issue commercial paper backed by our credit facility to manage the timing of cash flows and to fund a portion of our qualified defined benefit pension contributions in 2018.
On occasion, our customers may seek deferred payment terms to purchase our products. In connection with these transactions, we may, at our customer’s request, enter into arrangements for the non-recourse sale of customer receivables to unrelated third–party financial institutions. For accounting purposes, these transactions are not discounted and are treated as a sale of receivables as we have no continuing involvement. The sale proceeds from the financial institutions are reflected in our operating cash flows on the statement of cash flows. During the quarter ended March 25, 2018, we sold approximately $103 million of customer receivables. There were no gains or losses related to sales of these receivables.
Our total deficit in equity was $111 million at March 25, 2018, a $665 million net deficit reduction from December 31, 2017. The net reduction in our deficit was primarily attributable to net earnings of $1.2 billion and amortization of $300 million in pension and other postretirement benefit plan expense and gains. These increases were partially offset by dividends declared of $573 million and the repurchase of 0.9 million shares for $300 million. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings. Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess purchase price over par value of $274 million recorded as a reduction of retained earnings during the quarter ended March 25, 2018.
The deficit in equity was primarily the result of recognizing the estimated impacts of the enactment of the Tax Act at December 31, 2017 and our December 31, 2017 annual re-measurement adjustment related to our postretirement benefit plans. Under Maryland law, if a corporation has a deficit in equity, it is still able to pay dividends and make share repurchases in an amount limited to its net earnings in either the current or the preceding fiscal year or from the net earnings for the preceding eight quarters and if it is otherwise able to pay its debts as these come due.

OTHER MATTERS
Status of the F-35 Program
The F-35 program primarily consists of production contracts and sustainment activities. Production of the aircraft is expected to continue for many years given the U.S. Government’s current inventory objective of 2,456 aircraft for the U.S. Air Force, U.S. Marine Corps, and U.S. Navy; commitments from our eight international partners and three international customers; as well as expressions of interest from other countries.
Operationally, the U.S. Government continues to complete various tests, including ship trials, mission system evaluations and weapons testing, and the F-35 aircraft fleet recently surpassed 131,000 flight hours. On April 11, 2018, subsequent to the end of our first quarter, the System Development and Demonstration flight testing portion of the development contracts was completed. Progress also continues on the production of aircraft. During the quarter ended March 25, 2018, the program achieved several milestones. The first Italian built F-35B was delivered to the Italian Ministry of Defense, and the first operational Japan Air Self-Defense Force (JASDF) F-35A arrived at Misawa Air Base. This aircraft delivery marks the first of nine aircraft anticipated to create the first fifth-generation fighter squadron, as part of the JASDF’s 3rd Air Wing. The U.S. Air Force completed a successful verification of the drag chute system in Norway. Beginning in 2018, Norway will receive six aircraft annually through 2024. Lastly, the 31st Marine Expeditionary Unit F-35Bs joined the USS Wasp, forming the Wasp Amphibious Ready Group. This historic deployment offers a range of new capabilities to the Marine Expeditionary Unit, strengthening and solidifying the Marine Air-Ground Task Force. On March 28, 2018, subsequent to the end of our first quarter, the Republic of Korea Air Force debuted its first F-35A Lightning II. This delivery marks a key milestone, strengthening the combined national defenses and our global partnerships. As of March 25, 2018, we have delivered 280 production aircraft to our U.S. and international partners, and we have 221 production aircraft in backlog, including orders from our international partners.
Given the size and complexity of the F-35 program, we anticipate that there will be continual reviews related to aircraft performance, program schedule, cost, and requirements as part of the DoD, Congressional, and international partners’ oversight and budgeting processes. Current program challenges include, but are not limited to, supplier and partner performance, software development, level of cost associated with life cycle operations and sustainment and warranties, receiving funding for production contracts on a timely basis, executing future flight tests, findings resulting from testing and operating the aircraft. The U.S. Government appears increasingly willing to take aggressive negotiating positions as to these challenges.
Contingencies
See “Note 8 – Legal Proceedings and Contingencies” included in our Notes to Consolidated Financial Statements for information regarding our contingent obligations, including off-balance sheet arrangements.
Critical Accounting Policies
Effective January 1, 2018, we adopted ASC 606, which changed the way we recognize revenue for certain contracts. See “Note 2 – Significant Accounting Policy Updates” included in our Notes to Consolidated Financial Statements for changes to our critical accounting policies as a result of adopting ASC 606. Other than changes to our revenue recognition policy as a result of adopting ASC 606 there have been no significant changes to the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report on Form 10-K.
Goodwill
The carrying value of our Sikorsky reporting unit included goodwill of $2.7 billion as of March 25, 2018. As of December 31, 2017, we estimated that the fair value of our Sikorsky reporting unit exceeded its carrying value by a margin of approximately 25%, after adjusting for the positive impact of lower statutory tax rates due to the passage of the Tax Act on December 22, 2017. We acquired Sikorsky in November 2015 and recorded the assets acquired and liabilities assumed at fair value. Due to the acquisition and valuation, the carrying value and fair value of our Sikorsky reporting unit are currently closely aligned. Therefore, any business deterioration, contract cancellations or terminations, or negative changes in market factors could cause our sales, earnings and cash flows to decline below current projections. Similarly, market factors utilized in the impairment analysis, including long-term growth rates, discount rates and relevant comparable public company earnings multiples and transaction multiples, could negatively impact the fair value of our reporting units. Based on our assessment of these circumstances, we have determined that goodwill at our Sikorsky reporting unit is at risk for impairment should there be deterioration of projected cash flows, negative changes in market factors or a significant increase in the carrying value of the reporting unit.
Intangible assets
The carrying value of our Sikorsky indefinite-lived trademark intangible asset was $887 million as of March 25, 2018. As of December 31, 2017, we estimated that the fair value of this intangible asset exceeded its carrying value by a margin of approximately 20%, after adjusting for the positive impact of lower statutory tax rates due to the passage of the Tax Act on December 22, 2017. Additionally, our Sikorsky business has finite-lived customer program intangible assets with carrying values of $2.6 billion as of March 25, 2018. The carrying value and fair value of Sikorsky’s intangible assets are currently closely aligned due to the November 2015 acquisition and valuation of Sikorsky. Therefore, any business deterioration, contract cancellations or terminations, or negative changes in market factors could cause our sales to decline below current projections. Based on our assessment of these circumstances, we have determined that our Sikorsky intangible assets are at risk for impairment should there be any business deterioration, contract cancellations or terminations, or negative changes in market factors.
Recent Accounting Pronouncements
See “Note 12 – Recent Accounting Pronouncements” included in our Notes to Consolidated Financial Statements for information related to new accounting standards.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2017, we transact business globally and are subject to risks associated with changing foreign currency exchange rates. We enter into foreign currency hedges such as forward and option contracts that change in value as foreign currency exchange rates change. Our other exposures to market risk have not changed materially since December 31, 2017. See “Note 9 – Fair Value Measurements” included in our Notes to Consolidated Financial Statements for additional discussion.
ITEM 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 25, 2018. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of March 25, 2018.
There were no changes in our internal control over financial reporting during the quarter ended March 25, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Forward-Looking Statements
This Form 10-Q contains statements that, to the extent they are not recitations of historical fact, constitute forward-looking statements within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “scheduled,” “forecast” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results may differ materially due to factors such as:

•
our reliance on contracts with the U.S. Government, which are conditioned upon the availability of funding and can be terminated by the U.S. Government for convenience, and our ability to negotiate favorable contract terms;

•	budget uncertainty; affordability initiatives; the risk of future sequestration under the Budget Control Act of 2011 or other budget cuts;

•	risks related to the development, production, sustainment, performance, schedule, cost and requirements of complex and technologically advanced programs including our largest, the F-35 program;

•	economic, industry, business and political conditions including their effects on governmental policy (including trade policy and sanctions);

•
our success expanding into and doing business in adjacent markets and internationally; the differing risks posed by international sales, including those involving commercial relationships with unfamiliar customers and different cultures; our ability to recover investments, which is frequently dependent upon the successful operation of ventures that we do not control; and changes in foreign national priorities, and foreign government budgets;

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

•
our ability to implement and continue capitalization changes such as share repurchases and dividend payments (including the availability of sufficient net earnings to permit such distributions under Maryland law), pension funding as well as the pace and effect of any such capitalization changes;

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

•
risk of an impairment of goodwill, investments or other long-term assets, including the potential impairment of goodwill, intangible assets and inventory recorded as a result of the acquisition of the Sikorsky business if it does not perform as expected, has a deterioration of projected cash flows, negative changes in market factors, including oil and gas trends, or a significant increase in carrying value of the reporting unit;

•	the adequacy of our insurance and indemnities;

•
the effect of changes in (or the interpretation of): legislation, regulation or policy, including those applicable to procurement (including competition from fewer and larger prime contractors), cost allowability or recovery, accounting, taxation (including the impact of the Tax Cuts and Jobs Act), or export; and

•
the outcome of legal proceedings, bid protests, environmental remediation efforts, government investigations or government allegations that we have failed to comply with law, other contingencies and U.S. Government identification of deficiencies in our business systems.

These are only some of the factors that may affect forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see our filings with the U.S. Securities and Exchange Commission (SEC) including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and subsequent Quarterly Reports on Form 10-Q. Our filings may be accessed through the Investor Relations page of our website, www.lockheedmartin.com/investor, or through the website maintained by the SEC at www.sec.gov.
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

PART II.   OTHER INFORMATION
ITEM 1. Legal Proceedings
We are a party to or have property subject to litigation and other proceedings that arise in the ordinary course of our business, including matters arising under provisions relating to protection of the environment, and are subject to contingencies related to certain businesses we previously owned. These types of matters could result in fines, penalties, compensatory or treble damages or non-monetary sanctions or relief. We believe the probability is remote that the outcome of these matters will have a material adverse effect on the corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular interim reporting period. We cannot predict the outcome of legal or other proceedings with certainty. These matters include the proceedings summarized in “Note 8 – Legal Proceedings and Contingencies” included in our Notes to Consolidated Financial Statements and “Note 14 – Legal Proceedings, Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K) filed with the U.S. Securities and Exchange Commission.
We are subject to federal, state, local and foreign requirements for protection of the environment, including those for discharge of hazardous substances and remediation of contaminated sites. As a result, we are a party to or have our property subject to various lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in us being involved with related legal proceedings, claims and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Note 8 – Legal Proceedings and Contingencies” included in our Notes to Consolidated Financial Statements. See also “Critical Accounting Policies – Environmental Matters” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 14 – Legal Proceedings, Commitments and Contingencies”, each in our 2017 Form 10-K for a description of previously reported matters.
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
ITEM 1A. Risk Factors
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. “Item 1A. Risk Factors” of our 2017 Form 10-K describes some of the risks and uncertainties associated with our business, including U.S. Government funding, as further described in the “Industry Considerations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. These risks and uncertainties have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. We do not believe that there have been any material changes to the risk factors disclosed in our 2017 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the quarter ended March 25, 2018.
The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended March 25, 2018.

Period (a)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Amount Available for Future Share Repurchases Under the Plans or Programs (b)
					(in millions)
January 1, 2018 – January 28, 2018	285,252		$329.79	285,083	$3,409
January 29, 2018 – February 25, 2018	538,014		$349.57	232,967	$3,328
February 26, 2018 – March 25, 2018	366,711		$340.51	366,711	$3,203
Total	1,189,977	(c)	$342.04	884,761

(a)
We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, March 25, 2018 was the last day of our March 2018 fiscal month.

(b)
In October 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. From time to time, our Board of Directors authorizes increases to our share repurchase program. The total remaining authorization for future common share repurchases under our share repurchase program was $3.2 billion as of March 25, 2018. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans. The program does not have an expiration date.

(c)
During the quarter ended March 25, 2018, the total number of shares purchased included 305,216 shares that were transferred to us by employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock units and performance stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the program.

ITEM 6. Exhibits

Exhibit No.	Description

10.1	Form of Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan.

10.2	Form of Performance Stock Unit Award Agreement (2018 to 2020 Performance Period) under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan.

10.3	Form of Long Term Incentive Performance Award Agreement (2018 to 2020 Performance Period) under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan.

10.4	Lockheed Martin Corporation Amended and Restated 2006 Management Incentive Compensation Plan (Performance Based), amended and restated effective January 1, 2018.

15	Acknowledgment of Independent Registered Public Accounting Firm.

31.1	Certification of Marillyn A. Hewson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bruce L. Tanner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Marillyn A. Hewson and Bruce L. Tanner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: April 25, 2018	By: /s/ Brian P. Colan
Brian P. Colan
Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)