Form 10-Q
period 2018-06-24
LOCKHEED MARTIN CORP
filed 2018-07-24
CIK 936468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 24, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒  NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non–accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
There were 284,781,066 shares of our common stock, $1 par value per share, outstanding as of June 24, 2018.

Lockheed Martin Corporation
Form 10-Q
For the Quarterly Period Ended June 24, 2018

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Lockheed Martin Corporation
Consolidated Statements of Earnings
(unaudited; in millions, except per share data)

	Quarters Ended		Six Months Ended
	June 24, 2018	June 25, 2017	June 24, 2018	June 25, 2017
Net sales
Products	$11,150	$10,622	$20,912	$20,235
Services	2,248	1,941	4,121	3,540
Total net sales	13,398	12,563	25,033	23,775
Cost of sales
Products	(9,993)	(9,562)	(18,690)	(18,306)
Services	(1,967)	(1,706)	(3,656)	(3,140)
Severance and restructuring charges	(96)	—	(96)	—
Other unallocated, net	411	361	820	733
Total cost of sales	(11,645)	(10,907)	(21,622)	(20,713)
Gross profit	1,753	1,656	3,411	3,062
Other income, net	42	60	109	56
Operating profit	1,795	1,716	3,520	3,118
Interest expense	(165)	(160)	(320)	(315)
Other non-operating expense, net	(210)	(214)	(420)	(426)
Earnings before income taxes	1,420	1,342	2,780	2,377
Income tax expense	(257)	(387)	(460)	(633)
Net earnings	$1,163	$955	$2,320	$1,744

Earnings per common share
Basic	$4.08	$3.31	$8.13	$6.03
Diluted	$4.05	$3.28	$8.07	$5.97
Cash dividends paid per common share	$2.00	$1.82	$4.00	$3.64
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Comprehensive Income
(unaudited; in millions)

	Quarters Ended		Six Months Ended
	June 24, 2018	June 25, 2017	June 24, 2018	June 25, 2017
Net earnings	$1,163	$955	$2,320	$1,744
Other comprehensive income, net of tax
Postretirement benefit plans
Amounts reclassified from accumulated other comprehensive loss	300	200	600	402
Other comprehensive gain recognized during the period	—	—	—	3
Other, net	(106)	55	(48)	60
Other comprehensive income, net of tax	194	255	552	465
Comprehensive income	$1,357	$1,210	$2,872	$2,209
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Balance Sheets
(unaudited; in millions, except par value)

	June 24, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$1,181	$2,861
Receivables, net	2,482	2,265
Contract assets	9,281	7,992
Inventories	3,038	2,878
Other current assets	522	1,509
Total current assets	16,504	17,505
Property, plant and equipment, net	5,786	5,775
Goodwill	10,781	10,807
Intangible assets, net	3,646	3,797
Deferred income taxes	3,051	3,156
Other noncurrent assets	5,357	5,580
Total assets	$45,125	$46,620
Liabilities and equity
Current liabilities
Accounts payable	$2,675	$1,467
Contract liabilities	6,413	7,028
Salaries, benefits and payroll taxes	2,051	1,785
Current maturities of long-term debt	750	750
Other current liabilities	1,992	1,883
Total current liabilities	13,881	12,913
Long-term debt, net	13,479	13,513
Accrued pension liabilities	12,196	15,703
Other postretirement benefit liabilities	706	719
Other noncurrent liabilities	4,384	4,548
Total liabilities	44,646	47,396
Stockholders’ equity
Common stock, $1 par value per share	283	284
Additional paid-in capital	—	—
Retained earnings	14,528	11,405
Accumulated other comprehensive loss	(14,395)	(12,539)
Total stockholders’ equity (deficit)	416	(850)
Noncontrolling interests in subsidiary	63	74
Total equity (deficit)	479	(776)
Total liabilities and equity	$45,125	$46,620
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Cash Flows
(unaudited; in millions)

	Six Months Ended
	June 24, 2018	June 25, 2017
Operating activities
Net earnings	$2,320	$1,744
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	566	581
Stock-based compensation	98	101
Severance and restructuring charges	96	—
Changes in assets and liabilities
Receivables, net	(217)	(619)
Contract assets	(1,289)	(170)
Inventories	(160)	(38)
Accounts payable	1,224	940
Contract liabilities	(615)	(388)
Postretirement benefit plans	(2,790)	685
Income taxes	928	3
Other, net	399	371
Net cash provided by operating activities	560	3,210
Investing activities
Capital expenditures	(480)	(448)
Other, net	151	9
Net cash used for investing activities	(329)	(439)
Financing activities
Dividends paid	(1,156)	(1,069)
Repurchases of common stock	(610)	(1,000)
Other, net	(145)	(87)
Net cash used for financing activities	(1,911)	(2,156)
Net change in cash and cash equivalents	(1,680)	615
Cash and cash equivalents at beginning of period	2,861	1,837
Cash and cash equivalents at end of period	$1,181	$2,452
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiary	Total Equity
Balance at December 31, 2017	$284	$—	$11,405	$(12,539)	$(850)	$74	$(776)
Net earnings	—	—	2,320	—	2,320	—	2,320
Other comprehensive income, net of tax	—	—	—	552	552	—	552
Repurchases of common stock	(2)	(161)	(460)	—	(623)	—	(623)
Dividends declared	—	—	(1,145)	—	(1,145)	—	(1,145)
Stock-based awards, ESOP activity and other	1	161	—	—	162	—	162
Reclassification of income tax effects from tax reform	—	—	2,408	(2,408)	—	—	—
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(11)	(11)
Balance at June 24, 2018	$283	$—	$14,528	$(14,395)	$416	$63	$479

Balance at December 31, 2016	$289	$—	$13,195	$(12,102)	$1,382	$95	$1,477
Net earnings	—	—	1,744	—	1,744	—	1,744
Other comprehensive income, net of tax	—	—	—	465	465	—	465
Repurchases of common stock	(4)	(168)	(828)	—	(1,000)	—	(1,000)
Dividends declared	—	—	(1,585)	—	(1,585)	—	(1,585)
Stock-based awards, ESOP activity and other	1	168	—	—	169	—	169
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(11)	(11)
Balance at June 25, 2017	$286	$—	$12,526	$(11,637)	$1,175	$84	$1,259
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
We close our books and records on the last Sunday of the calendar quarter, which was on June 24 for the second quarter of 2018 and June 25 for the second quarter of 2017, to align our financial closing with our business processes. The consolidated financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods as our fiscal year ends on December 31.
Effective January 1, 2018, we adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, as amended (Topic 606) (commonly referred to as ASC 606), which changed the way we recognize revenue for certain contracts and significantly expanded disclosures about revenue recognition. In addition, effective January 1, 2018, we adopted ASU 2017-07, Compensation-Retirement Benefits, which changed the statement of earnings presentation of certain components of pension and other postretirement benefit plan expense. The amounts for all periods presented in this Form 10-Q have been adjusted to reflect the new methods of accounting. See “Note 12 – Recent Accounting Pronouncements” for more information regarding the adoption of these standards.
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
Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. For our cost-reimbursable and fixed-priced-incentive contracts, the estimated consideration we expect to receive pursuant to the terms of the contract may exceed the contractual award amount. The estimated consideration is determined at the outset of the contract and is continuously reviewed throughout the contract period. In determining the estimated consideration, we consider the risks related to the technical, schedule and cost impacts to complete the contract and an estimate of any variable consideration. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of June 24, 2018, our ending backlog was $105 billion. We expect to recognize approximately 40% over the next 12 months and approximately 65% over the next 24 months as revenue, with the remainder recognized thereafter.
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
Significant estimates and assumptions are made in estimating contract sales and costs, including the profit booking rate. At the outset of a long-term contract, we identify and monitor risks to the achievement of the technical, schedule and cost aspects of the contract, as well as variable consideration, and assess the effects of those risks on our estimates of sales and total costs to complete the contract. The estimates consider the technical requirements (e.g., a newly-developed product versus a mature product), the schedule and associated tasks (e.g., the number and type of milestone events) and costs (e.g., material, labor, subcontractor, overhead, general and administrative and the estimated costs to fulfill our industrial cooperation agreements, sometimes referred to as offset or localization agreements, required under certain contracts with international customers). The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements, schedule and costs in the initial estimated total costs to complete the contract. Profit booking rates may increase during the performance of the contract if we successfully retire risks surrounding the technical, schedule and cost aspects of the contract, which decreases the estimated total costs to complete the contract or may increase the variable consideration we expect to receive on the contract. Conversely, our profit booking rates may decrease if the estimated total costs to complete the contract increase or our estimates of variable consideration we expect to receive decrease. All of the estimates are subject to change during the performance of the contract and may affect the profit booking rate. When estimates of total costs to be incurred on a contract exceed total estimates of the transaction price, a provision for the entire loss is determined at the contract level and is recorded in the period in which the loss is determined.
Comparability of our segment sales, operating profit and operating margin may be impacted favorably or unfavorably by changes in profit booking rates on our contracts for which we recognize revenue over a period of time using the percentage-of-completion cost-to-cost method to measure progress towards completion. Increases in the profit booking rates, typically referred to as risk retirements, usually relate to revisions in the estimated total costs to fulfill the performance obligations that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate, resulting in an increase in the estimated total costs to fulfill the performance obligations and a reduction in the profit booking rate. Increases or decreases in profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Segment operating profit and margin may also be impacted favorably or unfavorably by other items, which may or may not impact sales. Favorable items may include the positive resolution of contractual matters, cost recoveries on severance and restructuring charges, insurance recoveries and gains on sales of assets. Unfavorable items may include the adverse resolution of contractual matters; restructuring charges, except for significant severance actions, which are excluded from segment operating results; reserves for disputes; certain asset impairments; and losses on sales of certain assets.
Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit by approximately $465 million and $885 million during the quarter and six months ended June 24, 2018 and $515 million and $810 million during the quarter and six months ended June 25, 2017. These adjustments increased net earnings by approximately $367 million ($1.28 per share) and $699 million ($2.43 per share) during the quarter and six months ended June 24, 2018 and $335 million ($1.15 per share) and $527 million ($1.80 per share) during the quarter and six months ended June 25, 2017. We recognized net sales from performance obligations satisfied in prior periods of approximately $540 million and $955 million during the quarter and six months ended June 24, 2018 and $540 million and $920 million during the quarter and six months ended June 25, 2017, which primarily relate to changes in profit booking rates that impacted revenue.
We have a program, EADGE-T, to design, integrate, and install an air missile defense command, control, communications, computers – intelligence (C4I) system for an international customer that has experienced performance matters and for which we have periodically accrued reserves. During the first quarter of 2017, we revised our estimated costs to complete the EADGE-T contract as a consequence of ongoing performance matters and recorded an additional charge of $120 million ($74 million or $0.25 per share, after tax) at our Rotary and Mission Systems (RMS) business segment, which resulted in cumulative losses of approximately $260 million on this program. As of June 24, 2018, cumulative losses remained at approximately $260 million. We continue to monitor program requirements and our

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

performance. At this time, we do not anticipate additional charges that would be material to our operating results or financial condition.
We have two commercial satellite programs at our Space business segment, for which we have experienced performance issues related to the development and integration of a modernized LM 2100 satellite platform. These commercial programs require the development of new satellite technology to enhance the LM 2100’s power, propulsion and electronics, among other items. The enhanced LM 2100 satellite platform is expected to benefit other commercial and government satellite programs. We have periodically revised our estimated costs to complete these developmental commercial programs. We have recorded cumulative losses of approximately $380 million through June 24, 2018. During the quarter and six months ended June 24, 2018, we recorded losses of approximately $40 million ($30 million, or $0.10 per share, after tax) and $75 million ($56 million, or $0.20 per share, after tax). While these losses reflect our estimated total losses on the programs, we will continue to incur unrecoverable general and administrative costs each period until we complete these programs. These programs remain developmental and further challenges in the delivery and integration of new satellite technology, anomalies discovered during system testing requiring repair or rework, further schedule delays and potential penalties could require that we record additional loss reserves which could be material to our operating results. As we did not meet the July 2018 delivery requirement on one of the programs, the customer could seek to exercise a termination right, but we think that the probability that this will occur is remote as the customer has an immediate need for the satellites. Were the customer to seek to exercise a termination right and be successful in this effort, we would have to refund the payments we have received and pay certain penalties. On the other program, we currently anticipate delivering the satellite before the date upon which the customer could seek to exercise a termination right although we may have to pay certain penalties and have sought to address this possibility in our reserves.
We are responsible for designing, developing and installing an upgraded turret for the Warrior Capability Sustainment Program. During the six months ended June 24, 2018, as a consequence of performance issues, we revised our estimated costs to complete the program and recorded a reserve of $85 million ($64 million, or $0.22 per share, after tax) at our Missiles and Fire Control (MFC) business segment. As of June 24, 2018, we have recorded cumulative losses of approximately $140 million on this program. We may continue to experience issues related to customer requirements and our performance under this contract and have to record additional reserves. However, based on the losses already recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material.
Receivables, Net
Receivables, net represent our unconditional right to consideration under the contract and include amounts billed and currently due from customers. The amounts are stated at their net estimated realizable value. There were no significant impairment losses related to our receivables during the quarters and six months ended June 24, 2018 and June 25, 2017.
On occasion, our customers may seek deferred payment terms to purchase our products. In connection with these transactions, we may, at our customer’s request, enter into arrangements for the non-recourse sale of customer receivables to unrelated third–party financial institutions. For accounting purposes, these transactions are not discounted and are treated as a sale of receivables as we have no continuing involvement. The sale proceeds from the financial institutions are reflected in our operating cash flows on the statement of cash flows. We sold customer receivables of $124 million and $227 million during the quarter and six months ended June 24, 2018 and $365 million during both the quarter and six months ended June 25, 2017. There were no gains or losses related to sales of these receivables.
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
Inventories
We record inventories at the lower of cost or estimated net realizable value. If events or changes in circumstances indicate that the utility of our inventories have diminished through damage, deterioration, obsolescence, changes in price

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

or other causes, a loss is recognized in the period in which it occurs. We capitalize labor, material, subcontractor and overhead costs as work-in-process for contracts where control has not yet passed to the customer. In addition, we capitalize costs incurred to fulfill a contract in advance of contract award in inventories as work-in-process if we determine that contract award is probable. We determine the costs of other product and supply inventories by using the first-in first-out or average cost methods.
Contract Liabilities
Contract liabilities (formerly referred to as customer advances and amounts in excess of costs incurred) include advance payments and billings in excess of revenue recognized. Contract liabilities are classified as current based on our contract operating cycle and reported on a contract-by-contract basis, net of revenue recognized, at the end of each reporting period.
NOTE 3 – EARNINGS PER COMMON SHARE
The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 24, 2018	June 25, 2017	June 24, 2018	June 25, 2017
Weighted average common shares outstanding for basic computations	285.0	288.5	285.2	289.2
Weighted average dilutive effect of equity awards	2.1	2.7	2.3	2.8
Weighted average common shares outstanding for diluted computations	287.1	291.2	287.5	292.0
We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units (RSUs) and performance stock units (PSUs) and exercise of outstanding stock options based on the treasury stock method. There were no significant anti-dilutive equity awards during the quarters and six months ended June 24, 2018 or June 25, 2017.
NOTE 4 – INFORMATION ON BUSINESS SEGMENTS
We operate in four business segments: Aeronautics, MFC, RMS and Space. We organize our business segments based on the nature of the products and services offered.
Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation. Operating profit of our business segments includes our share of earnings or losses from equity method investees as the operating activities of the equity method investees are closely aligned with the operations of our business segments. In addition, operating profit of our business segments includes total pension costs recoverable on U.S. Government contracts as determined in accordance with U.S. Government cost accounting standards (CAS). Operating profit of the business segments excludes the FAS/CAS operating adjustment; the U.S. GAAP financial accounting standards (FAS) non-service cost component for all postretirement benefit plans; expense for stock-based compensation; the effects of items not considered part of management’s evaluation of segment operating performance, such as charges related to significant severance actions and certain asset impairments; gains or losses from significant divestitures; the effects of certain legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. See “Note 2 – Significant Accounting Policy Updates” for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 24, 2018	June 25, 2017	June 24, 2018	June 25, 2017
Net sales
Aeronautics	$5,321	$4,922	$9,719	$9,042
Missiles and Fire Control	2,085	1,784	3,762	3,333
Rotary and Mission Systems	3,566	3,414	6,789	6,541
Space	2,426	2,443	4,763	4,859
Total net sales	$13,398	$12,563	$25,033	$23,775
Operating profit
Aeronautics	$572	$567	$1,046	$1,006
Missiles and Fire Control	279	253	540	487
Rotary and Mission Systems (a)	341	271	652	399
Space	274	256	538	546
Total business segment operating profit	1,466	1,347	2,776	2,438
Unallocated items
FAS/CAS operating adjustment (b)	451	404	902	807
Stock-based compensation	(60)	(57)	(98)	(101)
Severance and restructuring charges (c)	(96)	—	(96)	—
Other, net (d)	34	22	36	(26)
Total unallocated items	329	369	744	680
Total consolidated operating profit	$1,795	$1,716	$3,520	$3,118
Intersegment sales
Aeronautics	$27	$40	$52	$65
Missiles and Fire Control	113	66	208	139
Rotary and Mission Systems	504	548	965	993
Space	48	19	93	45
Total intersegment sales	$692	$673	$1,318	$1,242

(a)
Operating profit at our RMS business segment for the six months ended June 25, 2017 includes a charge of $120 million ($74 million, or $0.25 per share, after tax) recognized in the first quarter of 2017 for performance matters on the EADGE-T contract. See “Note 2 – Significant Accounting Policy Updates” (under the caption “Revenue Recognition”) for more information.

(b)
The FAS/CAS operating adjustment represents the difference between the service cost component of FAS pension expense and total pension costs recoverable on U.S. Government contracts as determined in accordance with U.S. Government CAS. For a detail of the FAS/CAS operating adjustment and the total net FAS/CAS pension adjustment, see the table below.

(c)
Unallocated items for the quarter and six months ended June 24, 2018 include severance and restructuring charges totaling $96 million ($76 million, or $0.26 per share, after tax) associated with planned workforce reductions and the consolidation of certain operations at our RMS business segment. See “Note 11 – Other” (under the caption “Severance and Restructuring Charges”) for more information.

(d)
Other, net for the six months ended June 25, 2017 includes a $64 million charge ($40 million, or $0.14 per share, after tax) recognized in the first quarter of 2017, which represents our portion of a non-cash asset impairment charge recorded by our equity method investee, Advanced Military Maintenance, Repair and Overhaul Center LLC (AMMROC). See “Note 11 – Other” (under the caption “Equity Method Investee Impairment”) for more information.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

Our total net FAS/CAS pension adjustments for the quarters and six months ended June 24, 2018 and June 25, 2017, including the service and non-service cost components of FAS pension expense, were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 24, 2018	June 25, 2017	June 24, 2018	June 25, 2017
Total FAS expense and CAS costs
FAS pension expense	$(357)	$(343)	$(713)	$(688)
Less: CAS pension cost	609	562	1,217	1,124
Net FAS/CAS pension adjustment	$252	$219	$504	$436

Service and non-service cost reconciliation
FAS pension service cost	$(158)	$(158)	$(315)	$(317)
Less: CAS pension cost	609	562	1,217	1,124
FAS/CAS operating adjustment	451	404	902	807
Non-operating FAS pension expense	(199)	(185)	(398)	(371)
Net FAS/CAS pension adjustment	$252	$219	$504	$436
We recover CAS pension cost through the pricing of our products and services on U.S. Government contracts and, therefore, recognize CAS pension cost in each of our business segment’s net sales and cost of sales. Our consolidated financial statements must present FAS pension and other postretirement benefit plan expense calculated in accordance with FAS requirements under U.S. GAAP. The operating portion of the net FAS/CAS pension adjustment represents the difference between the service cost component of FAS pension expense and CAS pension cost. The non-service FAS pension cost component is included in other non-operating expense, net on our consolidated statements of earnings. The net FAS/CAS pension adjustment increases or decreases CAS pension cost to equal total FAS pension cost (both service and non-service).

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

Net sales by total products and services, contract type, customer category and geographic region for each of our business segments were as follows (in millions):

	Quarter Ended June 24, 2018
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$4,511	$1,709	$2,904	$2,026	$11,150
Services	810	376	662	400	2,248
Total net sales	$5,321	$2,085	$3,566	$2,426	$13,398
Net sales by contract type
Fixed-price	$3,906	$1,395	$2,450	$460	$8,211
Cost-reimbursable	1,415	690	1,116	1,966	5,187
Total net sales	$5,321	$2,085	$3,566	$2,426	$13,398
Net sales by customer
U.S. Government	$3,444	$1,502	$2,608	$2,070	$9,624
International (a)	1,835	542	822	344	3,543
U.S. commercial and other	42	41	136	12	231
Total net sales	$5,321	$2,085	$3,566	$2,426	$13,398
Net sales by geographic region
United States	$3,486	$1,543	$2,744	$2,082	$9,855
Asia Pacific	786	125	301	31	1,243
Europe	678	46	224	332	1,280
Middle East	320	364	143	(19)	808
Other	51	7	154	—	212
Total net sales	$5,321	$2,085	$3,566	$2,426	$13,398

	Six Months Ended June 24, 2018
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$8,281	$3,062	$5,621	$3,948	$20,912
Services	1,438	700	1,168	815	4,121
Total net sales	$9,719	$3,762	$6,789	$4,763	$25,033
Net sales by contract type
Fixed-price	$7,121	$2,507	$4,658	$860	$15,146
Cost-reimbursable	2,598	1,255	2,131	3,903	9,887
Total net sales	$9,719	$3,762	$6,789	$4,763	$25,033
Net sales by customer
U.S. Government	$6,209	$2,590	$4,964	$3,940	$17,703
International (a)	3,412	1,096	1,603	800	6,911
U.S. commercial and other	98	76	222	23	419
Total net sales	$9,719	$3,762	$6,789	$4,763	$25,033
Net sales by geographic region
United States	$6,307	$2,666	$5,186	$3,963	$18,122
Asia Pacific	1,540	223	625	54	2,442
Europe	1,186	115	379	758	2,438
Middle East	577	744	314	(12)	1,623
Other	109	14	285	—	408
Total net sales	$9,719	$3,762	$6,789	$4,763	$25,033

(a)	International sales include FMS contracted through the U.S. Government and direct commercial sales to international governments and other international customers.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

	Quarter Ended June 25, 2017
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$4,206	$1,452	$2,863	$2,101	$10,622
Services	716	332	551	342	1,941
Total net sales	$4,922	$1,784	$3,414	$2,443	$12,563
Net sales by contract type
Fixed-price	$3,312	$1,258	$2,492	$592	$7,654
Cost-reimbursable	1,610	526	922	1,851	4,909
Total net sales	$4,922	$1,784	$3,414	$2,443	$12,563
Net sales by customer
U.S. Government	$3,233	$1,059	$2,379	$2,105	$8,776
International (a)	1,655	687	929	325	3,596
U.S. commercial and other	34	38	106	13	191
Total net sales	$4,922	$1,784	$3,414	$2,443	$12,563
Net sales by geographic region
United States	$3,267	$1,097	$2,485	$2,118	$8,967
Asia Pacific	694	114	343	36	1,187
Europe	599	82	245	288	1,214
Middle East	300	482	126	1	909
Other	62	9	215	—	286
Total net sales	$4,922	$1,784	$3,414	$2,443	$12,563

	Six Months Ended June 25, 2017
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$7,840	$2,709	$5,511	$4,175	$20,235
Services	1,202	624	1,030	684	3,540
Total net sales	$9,042	$3,333	$6,541	$4,859	$23,775
Net sales by contract type
Fixed-price	$6,228	$2,343	$4,728	$1,102	$14,401
Cost-reimbursable	2,814	990	1,813	3,757	9,374
Total net sales	$9,042	$3,333	$6,541	$4,859	$23,775
Net sales by customer
U.S. Government	$5,916	$2,136	$4,674	$4,117	$16,843
International (a)	3,058	1,132	1,700	715	6,605
U.S. commercial and other	68	65	167	27	327
Total net sales	$9,042	$3,333	$6,541	$4,859	$23,775
Net sales by geographic region
United States	$5,984	$2,201	$4,841	$4,144	$17,170
Asia Pacific	1,225	206	617	40	2,088
Europe	1,102	157	447	622	2,328
Middle East	635	752	236	53	1,676
Other	96	17	400	—	513
Total net sales	$9,042	$3,333	$6,541	$4,859	$23,775

(a)	International sales include FMS contracted through the U.S. Government and direct commercial sales to international governments and other international customers.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

Total assets for each of our business segments were as follows (in millions):

	June 24, 2018	December 31, 2017
Assets
Aeronautics	$8,283	$7,713
Missiles and Fire Control	4,812	4,577
Rotary and Mission Systems	18,495	18,292
Space	5,502	5,240
Total business segment assets	37,092	35,822
Corporate assets (a)	8,033	10,798
Total assets	$45,125	$46,620

(a)
Corporate assets primarily include cash and cash equivalents, deferred income taxes, environmental receivables, and investments held in a separate trust to fund certain of our non-qualified deferred compensation plans.

Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented approximately 27% and 26% of our total consolidated net sales for the quarter and six months ended June 24, 2018 and 26% and 25% of our total consolidated net sales for the quarter and six months ended June 25, 2017.
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

	June 24, 2018	December 31, 2017
Contract assets	$9,281	$7,992
Contract liabilities	$6,413	$7,028
Contract assets increased $1.3 billion during the six months ended June 24, 2018, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the six months ended June 24, 2018 for which we have not yet billed. There were no significant impairment losses related to our contract assets during the quarters and six months ended June 24, 2018 and June 25, 2017.
Contract liabilities decreased $615 million during the six months ended June 24, 2018, primarily due to revenue recognized in excess of payments received on these performance obligations. During the quarter and six months ended June 24, 2018, we recognized $731 million and $2.6 billion of our contract liabilities at December 31, 2017 as revenue. During the quarter and six months ended June 25, 2017, we recognized $789 million and $2.4 billion of our contract liabilities at December 31, 2016 as revenue.
NOTE 6 – INVENTORIES
Inventories consisted of the following (in millions):

	June 24, 2018	December 31, 2017
Materials, spares and supplies	$446	$563
Work-in-process	2,074	1,823
Finished goods	518	492
Total inventories	$3,038	$2,878

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

Costs incurred to fulfill a contract in advance of the contract being awarded are included in inventories as work-in-process if we determine that those costs relate directly to a contract or to an anticipated contract that we can specifically identify and contract award is probable, the costs generate or enhance resources that will be used in satisfying performance obligations, and the costs are recoverable (referred to as pre-contract costs). Pre-contract costs that are initially capitalized in inventory are generally recognized as cost of sales consistent with the transfer of products and services to the customer upon the receipt of the anticipated contract. All other pre-contract costs, including start-up costs, are expensed as incurred. As of June 24, 2018 and December 31, 2017, $508 million and $466 million of pre-contract costs were included in inventory.
NOTE 7 – POSTRETIREMENT BENEFIT PLANS
Our pretax net periodic benefit cost related to our qualified defined benefit pension plans and retiree medical and life insurance plans consisted of the following (in millions):

	Quarters Ended		Six Months Ended
	June 24, 2018	June 25, 2017	June 24, 2018	June 25, 2017
Qualified defined benefit pension plans
Service cost	$158	$158	$315	$317
Interest cost	435	460	870	918
Expected return on plan assets	(598)	(562)	(1,197)	(1,124)
Recognized net actuarial losses	444	377	888	753
Amortization of prior service credits	(82)	(90)	(163)	(176)
Total net periodic benefit cost	$357	$343	$713	$688
Retiree medical and life insurance plans
Service cost	$4	$5	$9	$10
Interest cost	23	25	46	51
Expected return on plan assets	(33)	(32)	(67)	(64)
Recognized net actuarial losses	1	5	2	10
Amortization of prior service costs	3	4	7	7
Total net periodic benefit (credit) cost	$(2)	$7	$(3)	$14
We record the service cost component of net periodic benefit cost as part of cost of sales and the non-service cost components of net periodic benefit cost (i.e., interest cost, expected return on plan assets, net actuarial gains or losses, and amortization of prior service cost or credits) as part of other non-operating expense, net in the consolidated statements of earnings.
The recognized net actuarial losses and amortization of prior service (credits) costs in the table above, along with similar amounts related to our other postretirement benefit plans ($15 million and $29 million for the quarter and six months ended June 24, 2018 and $13 million and $27 million for the quarter and six months ended June 25, 2017), were reclassified from accumulated other comprehensive loss (AOCL) and recorded as a component of net periodic benefit cost for the periods presented. These costs totaled $381 million ($300 million, net of tax) and $763 million ($600 million, net of tax) during the quarter and six months ended June 24, 2018 and $309 million ($200 million, net of tax) and $621 million ($402 million, net of tax) during the quarter and six months ended June 25, 2017, which were recorded on our consolidated statements of comprehensive income as an increase to other comprehensive income.
The funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006 (PPA), and in a manner consistent with CAS and Internal Revenue Code rules. During the quarter and six months ended June 24, 2018, we contributed $2.0 billion and $3.5 billion to our qualified defined benefit pension plans. There were no material contributions to our qualified defined benefit pension plans during the quarter and six months ended June 25, 2017. We will make additional contributions of $1.5 billion to our qualified defined benefit pension plans on or before September 15, 2018.

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
The U.S. Government alleges that Sikorsky and two of its wholly-owned subsidiaries, Derco and SSSI, violated the civil False Claims Act and the Truth in Negotiations Act in connection with a contract the U.S. Navy awarded to SSSI in June 2006 to support the Navy’s T-34 and T-44 fixed-wing turboprop training aircraft. SSSI subcontracted with Derco, primarily to procure and manage spare parts for the training aircraft. The U.S. Government contends that SSSI overbilled the Navy on the contract as the result of Derco’s use of prohibited cost-plus-percentage-of-cost pricing to add profit and overhead costs as a percentage of the price of the spare parts that Derco procured and then sold to SSSI. The U.S. Government also alleges that Derco’s claims to SSSI, SSSI’s claims to the Navy, and SSSI’s yearly Certificates of Final Indirect Costs from 2006 through 2012 were false and that SSSI submitted inaccurate cost or pricing data in violation of the Truth in Negotiations Act for a sole-sourced, follow-on “bridge” contract. The U.S. Government’s complaints assert common law claims for breach of contract and unjust enrichment.
The U.S. Government further alleged violations of the Anti-Kickback Act and False Claims Act based on a monthly “chargeback,” through which SSSI billed Derco for the cost of certain SSSI personnel, allegedly in exchange for SSSI’s permitting a pricing arrangement that was “highly favorable” to Derco. On January 12, 2018, the Corporation filed a partial motion to dismiss intended to narrow the U.S. Government’s claims, including by seeking dismissal of the Anti-Kickback Act allegations. The Corporation also moved to dismiss Cimma as a party under the False Claims Act’s first-to-file rule, which permits only the first relator to recover in a pending case. The District Court granted these motions, in part, on July 20, 2018, dismissing the Government’s claims under the Anti-Kickback Act and dismissing Cimma as a party to the litigation.
Before the District Court’s July 20, 2018 ruling, the U.S. Government sought damages of approximately $52 million, subject to trebling, plus statutory penalties. We do not know what effect, if any, the ruling will have on the U.S. Government’s calculation of damages. We believe that we have legal and factual defenses to the U.S. Government’s remaining claims. Although we continue to evaluate our liability and exposure, we do not currently believe that it is

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

probable that we will incur a material loss. If, contrary to our expectations, the U.S. Government prevails in this matter and proves damages at or near $52 million and is successful in having such damages trebled, the outcome could have an adverse effect on our results of operations in the period in which a liability is recognized and on our cash flows for the period in which any damages are paid.
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
At June 24, 2018 and December 31, 2017, the aggregate amount of liabilities recorded relative to environmental matters was $910 million and $920 million, most of which are recorded in other noncurrent liabilities on our consolidated balance sheets. We have recorded receivables totaling $789 million and $799 million at June 24, 2018 and December 31, 2017, most of which are recorded in other noncurrent assets on our consolidated balance sheets, for the estimated future recovery of these costs, as we consider the recovery probable based on the factors previously mentioned. We project costs and recovery of costs over approximately 20 years.
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
In addition to the proceedings and potential proceedings discussed above, California previously established a maximum level of the contaminant hexavalent chromium in drinking water of 10 parts per billion (ppb). This standard was successfully challenged by the California Manufacturers and Technology Association (CMTA) for failure to conduct the required economic feasibility analysis. In response to the court’s ruling, the State Water Resources Control Board (State Board), a branch of the California Environmental Protection Agency, withdrew the hexavalent chromium standard from the published regulations, leaving only the 50 ppb standard for total chromium. The State Board has indicated it will work to re-establish a hexavalent chromium standard. If the standard for hexavalent chromium is re‑established at 10 ppb or above, it will not have a material impact on our existing remediation costs in California. Further, the U.S. Environmental Protection Agency (U.S. EPA) is considering whether to regulate hexavalent chromium.
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
Letters of Credit, Surety Bonds and Third-Party Guarantees
We have entered into standby letters of credit and surety bonds issued on our behalf by financial institutions, and directly issued guarantees to third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as venture partners. We had total outstanding letters of credit, surety bonds and third-party guarantees aggregating $3.5 billion and $3.3 billion at June 24, 2018 and December 31, 2017. Third-party guarantees do not include guarantees of subsidiaries and other consolidated entities.
At June 24, 2018 and December 31, 2017, third-party guarantees totaled $790 million and $750 million, of which approximately 64% and 62% related to guarantees of contractual performance of ventures to which we currently are or previously were a party. This amount represents our estimate of the maximum amount we would expect to incur upon the contractual non-performance of the venture, venture partners or divested businesses. Generally, we also have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a venture partner.
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
United Launch Alliance
In connection with our 50% ownership interest of ULA, we and The Boeing Company (Boeing) are required to provide ULA an additional capital contribution if ULA is unable to make required payments under its inventory supply agreement with Boeing. As of June 24, 2018, ULA’s total remaining obligation to Boeing under the inventory supply agreement was $120 million. The parties have agreed to defer the remaining payment obligation, as it is more than offset by other commitments to ULA. Accordingly, we do not expect to be required to make a capital contribution to ULA under this agreement.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

In addition, both we and Boeing have cross-indemnified each other for guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through June 24, 2018, and that it will not be necessary to make payments under the cross-indemnities or guarantees.
NOTE 9 – FAIR VALUE MEASUREMENTS
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	June 24, 2018			December 31, 2017
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Mutual funds	$1,067	$1,067	$—	$917	$917	$—
U.S. Government securities	93	—	93	116	—	116
Derivatives	17	—	17	23	—	23
Other securities	158	30	128	209	39	170
Liabilities
Derivatives	101	—	101	106	—	106
Assets measured at NAV (a)
Other commingled funds	18			19

(a)	Net Asset Value (NAV) is the total value of the fund divided by the number of the fund’s shares outstanding.
Substantially all assets measured at fair value, other than derivatives, represent investments held in a separate trust to fund certain of our non-qualified deferred compensation plans and are recorded in other noncurrent assets on our consolidated balance sheets. The fair values of mutual funds and certain other securities are determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. The fair values of U.S. Government and other securities are determined using pricing models that use observable inputs (e.g., interest rates and yield curves observable at commonly quoted intervals), bids provided by brokers or dealers or quoted prices of securities with similar characteristics. The fair values of derivative instruments, which consist of foreign currency exchange forward and interest rate swap contracts, primarily are determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates, credit spreads and foreign currency exchange rates. We did not have any material transfers of assets or liabilities between levels of the fair value hierarchy during the six months ended June 24, 2018.
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
The aggregate notional amount of our outstanding interest rate swaps at both June 24, 2018 and December 31, 2017 was $1.2 billion and the fair value was not significant. The aggregate notional amount of our outstanding foreign currency hedges at June 24, 2018 and December 31, 2017 was $3.9 billion and $4.1 billion and the fair value was not significant. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters and six months ended June 24, 2018 and June 25, 2017. Substantially all of our derivatives are designated for hedge accounting.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

In addition to the financial instruments listed in the table above, we hold other financial instruments, including debt. The estimated fair value of our outstanding debt was $15.6 billion and $16.8 billion at June 24, 2018 and December 31, 2017 (Level 2). The outstanding principal amount of debt was $15.4 billion and $15.5 billion, excluding unamortized discounts and issuance costs of $1.2 billion at both June 24, 2018 and December 31, 2017.
NOTE 10 – STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
During the six months ended June 24, 2018, we repurchased 1.9 million shares of our common stock for $623 million, of which $13 million was settled subsequent to the end of the second quarter. The total remaining authorization for future common share repurchases under our share repurchase program was $2.9 billion as of June 24, 2018. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings. Due to the volume of repurchases and the prices at which these were made, additional paid-in capital was reduced to zero, with the remainder of the excess purchase price over par value of $460 million and $828 million recorded as a reduction of retained earnings during the six months ended June 24, 2018 and June 25, 2017.
Dividends
We declared cash dividends totaling $572 million ($2.00 per share) and $1.1 billion ($4.00 per share) during the quarter and six months ended June 24, 2018. We declared cash dividends totaling $1.1 billion ($3.64 per share) and $1.6 billion ($5.46 per share) during the quarter and six months ended June 25, 2017. The 2017 dividend amounts include the declaration of our 2017 third quarter dividend of $1.82 per share, which totaled $528 million. On June 28, 2018, subsequent to the end of our second quarter, we declared our 2018 third quarter dividend of $2.00 per share.
Restricted Stock Unit Grants
During the six months ended June 24, 2018, we granted certain employees approximately 0.4 million RSUs with a grant date fair value of $354.54 per RSU. The grant date fair value of these RSUs is equal to the closing market price of our common stock on the grant date less a discount to reflect the delay in payment of dividend-equivalent cash payments that are made only upon vesting, which is generally three years from the grant date. We recognize the grant date fair value of RSUs, less estimated forfeitures, as compensation expense ratably over the requisite service period, which is shorter than the vesting period if the employee is retirement eligible on the date of grant or will become retirement eligible before the end of the vesting period.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

 Accumulated Other Comprehensive Loss
Changes in the balance of AOCL, net of tax, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL
Balance at December 31, 2017	$(12,559)	$20	$(12,539)
Other comprehensive income before reclassifications	—	(62)	(62)
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	728	—	728
Amortization of net prior service credits (a)	(128)	—	(128)
Other	—	14	14
Total reclassified from AOCL	600	14	614
Total other comprehensive income	600	(48)	552
Reclassification of income tax effects from tax reform (b)	(2,396)	(12)	(2,408)
Balance at June 24, 2018	$(14,355)	$(40)	$(14,395)

Balance at December 31, 2016	$(11,981)	$(121)	$(12,102)
Other comprehensive income before reclassifications	3	53	56
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	516	—	516
Amortization of net prior service credits (a)	(114)	—	(114)
Other	—	7	7
Total reclassified from AOCL	402	7	409
Total other comprehensive income	405	60	465
Balance at June 25, 2017	$(11,576)	$(61)	$(11,637)

(a)
Reclassifications from AOCL related to our postretirement benefit plans were recorded as a component of net periodic benefit cost for each period presented (see “Note 7 – Postretirement Benefit Plans”). These amounts include $300 million and $200 million, net of tax, for the quarters ended June 24, 2018 and June 25, 2017, which are comprised of the recognition of net actuarial losses of $364 million and $258 million for the quarters ended June 24, 2018 and June 25, 2017 and the amortization of net prior service credits of $(64) million and $(58) million for the quarters ended June 24, 2018 and June 25, 2017.

(b)
We reclassified the impact of the income tax effects related to the Tax Cuts and Jobs Act of 2017 (the Tax Act) from AOCL during the first quarter of 2018 to retained earnings by the same amount with zero impact to total equity. See ASU 2018-02 in “Note 12 – Recent Accounting Pronouncements” for additional information.

NOTE 11 – OTHER
Equity Method Investee Impairment
During the quarter ended March 26, 2017, equity earnings included a charge recorded of approximately $64 million ($40 million, or $0.14 per share, after tax), which represented our portion of a non-cash asset impairment related to certain long-lived assets held by our equity method investee, AMMROC. As of June 24, 2018, our equity method investment in AMMROC totaled approximately $560 million. We are continuing to monitor this investment in light of ongoing performance, business base and economic issues and we may have to record our portion of additional charges, or an impairment of our investment, or both, should the carrying value of our investment exceed its fair value. These charges could adversely affect our financial condition and results of operations.
Severance and Restructuring Charges
During the quarter ended June 24, 2018, we recorded charges totaling $96 million ($76 million, or $0.26 per share, after tax) related to certain severance and restructuring actions at our RMS business segment. These charges consist of $75 million of severance costs for the planned elimination of certain positions through either voluntary or involuntary actions and $21 million of asset impairment charges associated with our decision to consolidate certain operations. Upon separation, terminated employees will receive lump-sum severance payments primarily based on years of service, a

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

majority of which we expect to pay by the end of 2018. These actions resulted from a strategic review of our RMS business segment and are intended to improve the efficiency of our operations and better align our organization and cost structure with changing economic conditions. We expect to recover a portion of the severance and restructuring charges through the pricing of our products and services to the U.S. Government and other customers in future periods, which will be included in RMS’ operating results.
Income Taxes
Our effective income tax rates were 18.1% and 16.5% for the quarter and six months ended June 24, 2018, and 28.8% and 26.6% for the quarter and six months ended June 25, 2017. The lower rate for the quarter and six months ended June 24, 2018 is primarily due to the reduction of the federal statutory rate from 35% to 21% as a result of the Tax Act enacted in December 2017. The rates for both periods benefited from tax deductions for dividends paid to our defined contribution plans with an employee stock ownership plan feature, tax deductions for employee equity awards, and the research and development tax credit. The rate for the quarter and six months ended June 24, 2018 also benefited from the Tax Act’s deduction for foreign derived intangible income. The rate for the quarter and six months ended June 25, 2017 benefited from tax deductions for U.S. manufacturing activities, which the Tax Act repealed for years after 2017.
While we have substantially completed our provisional analysis of the income tax effects of the Tax Act as of December 31, 2017 and recorded a reasonable estimate in 2017 of such effects, actual effects may differ, possibly materially, due to, among other things, further refinement of our calculations, changes in interpretations and assumptions that we have made, additional guidance that may be issued by the U.S. Government, and actions and related accounting policy decisions we may take as a result of the Tax Act. We will complete our analysis of the impact of the Tax Act for 2017 over a one-year measurement period ending December 22, 2018, and any adjustments during this measurement period will be included in net earnings as an adjustment to income tax expense in the reporting period when such adjustments are determined. We have not identified any material change to the net one-time charge for the period ending December 31, 2017 related to the Tax Act.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

Effective January 1, 2018, we also adopted ASU 2017-07, which changed the income statement presentation of certain components of net periodic benefit cost related to defined benefit pension and other postretirement benefit plans. ASU 2017-07 requires entities to record only the service cost component of FAS pension and other postretirement benefit plan expense in operating profit and the non-service cost components of FAS pension and other postretirement benefit plan expense (i.e., interest cost, expected return on plan assets, net actuarial gains or losses, and amortization of prior service cost or credits) as part of non-operating expense. Previously, we recorded all components of net periodic benefit cost in operating profit as part of cost of sales. We adopted ASU 2017-07 using the retrospective method, which means we applied the new standard to each prior period presented in our financial statements going back to January 1, 2016.
The following tables summarize the effects of adopting ASC 606 and ASU 2017-07 on our consolidated statement of earnings for the quarter and six months ended June 25, 2017 (unaudited; in millions, except per share data):

	Quarter Ended
		Adjustments for
	Historical	ASC 606	ASU 2017-07	Adjusted
Net sales
Products	$10,828	$(206)	$—	$10,622
Services	1,857	84	—	1,941
Total net sales	12,685	(122)	—	12,563
Cost of sales
Products	(9,751)	189	—	(9,562)
Services	(1,658)	(48)	—	(1,706)
Other unallocated, net	149	—	212	361
Total cost of sales	(11,260)	141	212	(10,907)
Gross profit	1,425	19	212	1,656
Other income, net	60	—	—	60
Operating profit	1,485	19	212	1,716
Interest expense	(160)	—	—	(160)
Other non-operating expense, net	(2)	—	(212)	(214)
Earnings before income taxes	1,323	19	—	1,342
Income tax expense	(381)	(6)	—	(387)
Net earnings	$942	$13	$—	$955

Earnings per common share
Basic	$3.27	$0.04	$—	$3.31
Diluted	$3.23	$0.05	$—	$3.28
Cash dividends paid per common share	$1.82	$—	$—	$1.82

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

	Six Months Ended
		Adjustments for
	Historical	ASC 606	ASU 2017-07	Adjusted
Net sales
Products	$20,341	$(106)	$—	$20,235
Services	3,401	139	—	3,540
Total net sales	23,742	33	—	23,775
Cost of sales
Products	(18,438)	132	—	(18,306)
Services	(3,034)	(106)	—	(3,140)
Other unallocated, net	308	—	425	733
Total cost of sales	(21,164)	26	425	(20,713)
Gross profit	2,578	59	425	3,062
Other expense, net	56	—	—	56
Operating profit	2,634	59	425	3,118
Interest expense	(315)	—	—	(315)
Other non-operating expense, net	(1)	—	(425)	(426)
Earnings before income taxes	2,318	59	—	2,377
Income tax expense	(613)	(20)	—	(633)
Net earnings	$1,705	$39	$—	$1,744

Earnings per common share
Basic	$5.90	$0.13	$—	$6.03
Diluted	$5.84	$0.13	$—	$5.97
Cash dividends paid per common share	$3.64	$—	$—	$3.64
As a result of the increase in net earnings, our comprehensive income for the quarter and six months ended June 25, 2017 increased by $13 million to $1.2 billion and increased by $39 million to $2.2 billion.

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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

The following table summarizes the effects of adopting ASC 606 on certain components within our net cash provided by operating activities for the six months ended June 25, 2017 (ASC 606 had no impact on total operating cash flows or cash flows from investing and financing activities) (unaudited; in millions):

		Adjustments for
	Historical	ASC 606	Adjusted
Operating activities
Net earnings	$1,705	$39	$1,744
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	581	—	581
Stock-based compensation	101	—	101
Changes in assets and liabilities
Receivables, net	(560)	(59)	(619)
Contract assets	—	(170)	(170)
Inventories	(271)	233	(38)
Accounts payable	940	—	940
Contract liabilities (a)	(316)	(72)	(388)
Postretirement benefit plans	685	—	685
Income taxes	3	—	3
Other, net	342	29	371
Net cash provided by operating activities	$3,210	$—	$3,210

(a)	Formerly referred to as customer advances and amounts in excess of costs incurred.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for most lease arrangements and expands disclosures about leasing arrangements for both lessees and lessors, among other items. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

retrospective transition method. Currently, the new standard requires companies to apply the new lease requirements as of the beginning of the earliest period presented in the financial statements, which would be January 1, 2017 in our December 31, 2019 Form 10-K. However, the FASB has proposed a change that would allow companies to elect an optional transition method whereby companies could continue to apply existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative-effect adjustment in the period of adoption rather than in the earliest period presented, which would result in an adjustment, if any, to our January 1, 2019 retained earnings balance in our December 31, 2019 Form 10-K without adjusting our historical financial statements for 2017 or 2018. We plan to adopt the new standard on January 1, 2019 and will evaluate the transition method if and when the FASB issues new guidance that permits the optional transition method.
We commenced our evaluation of the impact of the new lease accounting standard in late 2016 by evaluating its impact on selected contracts. With this baseline understanding, we developed a project plan to evaluate numerous contracts across our corporation, develop processes and tools to implement the new standard and identify and design changes to internal controls by January 1, 2019, which we continued to perform under this plan through the end of the second quarter of 2018. The majority of our existing lease arrangements are classified as operating leases, which we expect will continue to be classified as operating under the new standard. Upon adoption of the new standard, we will record a right-of-use asset and lease liability on our balance sheet for all of our lease arrangements. Based on our progress to date, we anticipate being able to estimate the impacts of adopting the new standard in our third quarter of 2018.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Lockheed Martin Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Lockheed Martin Corporation (the Corporation) as of June 24, 2018, the related consolidated statements of earnings and comprehensive income for the quarters and six months ended June 24, 2018 and June 25, 2017 and consolidated statements of cash flows and equity for the six months ended June 24, 2018 and June 25, 2017, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
July 24, 2018

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS OVERVIEW
We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics, system integration and cybersecurity services. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. During the six months ended June 24, 2018, 71% of our $25.0 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 60% from the Department of Defense (DoD)), 28% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government) and 1% were from U.S. commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security and information technology, including cybersecurity.

We currently expect 2018 net sales will increase in the mid-single digit range from 2017 levels. The projected growth is driven by increased production and sustainment volume on the F-35 program at Aeronautics as well as increased volume in tactical missiles programs and sensors and global sustainment at Missiles and Fire Control (MFC). Segment operating profit is expected to increase in the low-double digit range from 2017 levels driven primarily by improved performance at Rotary and Mission Systems (RMS). We expect that 2018 segment operating profit margin will also exceed our 2017 margin of 10.2%. Our outlook for 2018 assumes the U.S. Government continues to support and fund our key programs, consistent with the government fiscal year 2018 budget. Changes in circumstances may require us to revise our assumptions, which could materially change our current estimate of 2018 net sales and operating profit margin. For additional information related to trends in net sales and operating profit at our business segments, see the “Business Segment Results of Operations” discussion below.

We continue to expect the net 2018 FAS/CAS pension benefit to be approximately $1.0 billion. We have contributed $3.5 billion to our qualified defined benefit pension plans during the six months ended June 24, 2018 and will contribute an additional $1.5 billion on or before September 15, 2018. As a result of these contributions, we do not expect any material qualified defined benefit cash funding will be required until 2021. We plan to fund these contributions using a mix of cash on hand and commercial paper. While we do not anticipate a need to do so, our capital structure and resources would allow us to issue new debt if circumstances change (see “Capital Structure, Resources and Other” discussion below).
The following discussion is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and with our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K).
INDUSTRY CONSIDERATIONS
U.S. Government Funding
There have been no material updates with respect to U.S. Government budgetary actions that affect defense spending from what we reported in our Quarterly Report on Form 10-Q for the quarter ended March 25, 2018. We currently continue to await action with respect to the President’s fiscal year (FY) 2019 budget proposal that was submitted to Congress on February 12, 2018, which includes a base budget for national defense of $647 billion, inclusive of $617 billion for the U.S. DoD. The base budget request for national defense is consistent with the revised spending limits established under the Bipartisan Budget Act of 2018 (BBA of 2018) and represents an increase of nearly $17 billion over the FY 2018 funding level, most of which relates to increases in the DoD’s budget. Congress must approve or revise the President’s FY 2019 budget proposal through enactment of appropriations bills and other policy legislation, which would then require final approval from the President.
Currently, U.S. defense spending in FY 2020 and FY 2021 remains subject to statutory spending limits established by the Budget Control Act of 2011 (Budget Control Act). The Budget Control Act spending limits were modified for fiscal years 2013 through 2019 by the American Taxpayer Relief Act of 2012, the Bipartisan Budget Act of 2013, the Bipartisan Budget Act of 2015, and most recently the BBA of 2018. However, these acts do not alter the spending limits beyond FY 2019. As currently enacted, the Budget Control Act limits defense spending to $576 billion (including approximately $550 billion for DoD) for fiscal year 2020 with a modest increase to $590 billion (including approximately $563 billion for DoD) in 2021. The President’s defense budget estimates for FY 2020 and beyond exceed the spending limits established by the Budget Control Act. As a result, continued budget uncertainty and the risk of future sequestration cuts remain unless the Budget Control Act is repealed or significantly modified.
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
CONSOLIDATED RESULTS OF OPERATIONS
Effective January 1, 2018, we adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, as amended (Topic 606) (commonly referred to as ASC 606), which changed the way we recognize revenue for certain contracts. In addition, effective January 1, 2018, we adopted ASU 2017-07, Compensation-Retirement Benefits, which changed the statement of earnings presentation of certain components of pension and other postretirement benefit plan expense. The amounts for all periods presented in this Form 10-Q have been adjusted to reflect the new methods of accounting. See “Note 12 – Recent Accounting Pronouncements” included in our Notes to Consolidated Financial Statements for more information regarding the adoption of these standards.
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
Our consolidated results of operations were as follows (in millions, except per share data):

	Quarters Ended		Six Months Ended
	June 24, 2018	June 25, 2017	June 24, 2018	June 25, 2017
Net sales	$13,398	$12,563	$25,033	$23,775
Cost of sales	(11,645)	(10,907)	(21,622)	(20,713)
Gross profit	1,753	1,656	3,411	3,062
Other income, net	42	60	109	56
Operating profit	1,795	1,716	3,520	3,118
Interest expense	(165)	(160)	(320)	(315)
Other non-operating expense, net	(210)	(214)	(420)	(426)
Earnings before income taxes	1,420	1,342	2,780	2,377
Income tax expense	(257)	(387)	(460)	(633)
Net earnings	$1,163	$955	$2,320	$1,744
Diluted earnings per common share	$4.05	$3.28	$8.07	$5.97
Certain amounts reported in other income, net, primarily our share of earnings or losses from equity method investees, are included in the operating profit of our business segments. Accordingly, such amounts are included in the discussion of our business segment results of operations.

Net Sales
We generate sales from the delivery of products and services to our customers. Our consolidated net sales were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 24, 2018	June 25, 2017	June 24, 2018	June 25, 2017
Products	$11,150	$10,622	$20,912	$20,235
% of total net sales	83.2%	84.5%	83.5%	85.1%
Services	2,248	1,941	4,121	3,540
% of total net sales	16.8%	15.5%	16.5%	14.9%
Total net sales	$13,398	$12,563	$25,033	$23,775
Substantially all of our contracts are accounted for using the percentage-of-completion cost-to-cost method. Under the percentage-of-completion cost-to-cost method, we record net sales on contracts over a period of time based upon our progress towards completion on a particular contract, as well as our estimate of the profit to be earned at completion. The following discussion of material changes in our consolidated net sales should be read in tandem with the subsequent discussion of changes in our consolidated cost of sales and our business segment results of operations because changes in our sales are typically accompanied by a corresponding change in our cost of sales due to the nature of the percentage-of-completion cost-to-cost method.
Product Sales
Product sales increased $528 million, or 5%, during the quarter ended June 24, 2018 compared to the same period in 2017. The increase in product sales was primarily due to higher product sales of approximately $305 million at Aeronautics and approximately $260 million at MFC. These increases were partially offset by a decrease in product sales of approximately $75 million at Space. Higher product sales at Aeronautics were primarily due to higher sales for F-35 production volume, partially offset by lower production volume for the C-5 program as the current modernization program nears completion. The increase in product sales at MFC was primarily attributable to increased volume on classified programs and air and missile defense programs (primarily Terminal High Altitude Area Defense (THAAD) and Patriot Advanced Capability-3 (PAC-3)). The decrease in product sales at Space was primarily attributable to lower volume on government satellite programs (primarily Advanced Extremely High Frequency systems (AEHF)), partially offset by higher volume for strategic and missile defense programs (primarily AWE Management Limited (AWE)).
Product sales increased $677 million, or 3%, during the six months ended June 24, 2018 compared to the same period in 2017. The increase in product sales was primarily due to higher product sales of approximately $440 million at Aeronautics and approximately $355 million at MFC. These increases were partially offset by a decrease in product sales of approximately $225 million at Space. Higher product sales at Aeronautics were primarily due to higher sales for F-35 production volume and higher volume on modernization contracts for the F-16 program, partially offset by lower production volume for the C-5 program as the current modernization program nears completion. The increase in product sales at MFC was primarily attributable to increased volume on classified programs, air and missile defense programs (primarily THAAD and PAC-3) and tactical missiles programs (primarily Long Range Stand Off (LRSO) missiles and Precision Fires). The decrease in product sales at Space was primarily attributable to lower volume on government satellite programs (primarily Space Based Infrared System (SBIRS) and AEHF) and commercial satellite programs, partially offset by higher volume for strategic and missile defense programs (primarily AWE).
Service Sales
Service sales increased $307 million, or 16%, during the quarter ended June 24, 2018 compared to the same period in 2017. The increase in service sales was primarily due to higher service sales of approximately $110 million at RMS, approximately $95 million at Aeronautics and approximately $55 million at Space. The increase in service sales at RMS was primarily due to higher volume for services related to integrated warfare systems and sensors (IWSS) and C6ISR (command, control, communications, computers, cyber, combat systems, intelligence, surveillance, and reconnaissance) programs. The increase at Aeronautics was primarily attributable higher sustainment volume for the F-35 and F-22 programs. Higher service sales at Space were primarily due to increased volume on government satellite services.

Service sales increased $581 million, or 16%, during the six months ended June 24, 2018 compared to the same period in 2017. The increase in service sales was primarily due to higher service sales of approximately $235 million at Aeronautics, approximately $140 million at RMS and approximately $130 million at Space. The increase in service sales at Aeronautics was primarily due to higher sustainment volume for the F-35 and F-22 programs, partially offset by lower sustainment activities for the C-130 program. The increase in service sales at RMS was primarily due to higher volume for services related to IWSS and C6ISR programs. Higher service sales at Space were primarily due to increased volume on government satellite services.
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

	Quarters Ended		Six Months Ended
	June 24, 2018	June 25, 2017	June 24, 2018	June 25, 2017
Cost of sales – products	$(9,993)	$(9,562)	$(18,690)	$(18,306)
% of product sales	89.6%	90.0%	89.4%	90.5%
Cost of sales – services	(1,967)	(1,706)	(3,656)	(3,140)
% of service sales	87.5%	87.9%	88.7%	88.7%
Severance and restructuring charges	(96)	—	(96)	—
Other unallocated, net	411	361	820	733
Total cost of sales	$(11,645)	$(10,907)	$(21,622)	$(20,713)
The following discussion of material changes in our consolidated cost of sales for products and services should be read in tandem with the preceding discussion of changes in our consolidated net sales and our business segment results of operations. We have not identified any developing trends in cost of sales for products and services that would have a material impact on our future operations.
Product Costs
Product costs increased $431 million, or 5%, during the quarter ended June 24, 2018 compared to the same period in 2017, primarily due to higher product costs of approximately $310 million at Aeronautics and approximately $245 million at MFC. These increases were partially offset by lower product costs of approximately $65 million at Space and approximately $50 million at RMS. Higher product costs at Aeronautics were primarily due to higher F-35 production volume, partially offset by a decrease in product costs for the C-5 program due to lower production volume as the current modernization program nears completion. The increase in product costs at MFC was primarily attributable to higher volume on classified programs, a charge recorded for performance matters on the Warrior Capability Sustainment Program, which relates to designing, developing and installing an upgraded turret and higher volume on air and missile defense programs (primarily THAAD and PAC-3). The decrease in product costs at Space was primarily due to lower volume on government satellite programs (primarily AEHF) and commercial satellite programs, partially offset by higher volume for strategic and missile defense programs (primarily AWE). Lower product costs at RMS were primarily due to better program performance across the Sikorsky portfolio, partially offset by an increase in product cost for IWSS programs due to higher volume (primarily radar surveillance systems programs).
Product costs increased $384 million, or 2%, during the six months ended June 24, 2018 compared to the same period in 2017. The increase in product costs was primarily due to higher product costs of approximately $440 million at Aeronautics and approximately $315 million at MFC, partially offset by lower product costs of approximately $185 million at RMS and $180 million at Space. Higher product costs at Aeronautics were primarily due to higher F-35 production volume and higher volume on modernization contracts for the F-16 program, partially offset by a decrease in product costs for the C-5 program due to lower production volume as the current modernization program nears completion. The increase in product costs at MFC was primarily attributable to higher volume on classified programs and charges recorded for performance matters on the Warrior Capability Sustainment Program. The decrease in product costs at RMS is primarily attributable to a charge recorded in the first quarter of 2017 for performance matters on the EADGE-T contract and better program performance across the Sikorsky portfolio, partially offset by an increase in product cost for IWSS programs due to higher volume (primarily radar surveillance systems programs). Lower product costs at Space were primarily attributable to lower volume on government satellite programs (primarily AEHF) and commercial satellite programs, partially offset by higher volume for strategic and missile defense programs (primarily AWE).
Service Costs
Service costs increased $261 million, or 15%, during the quarter ended June 24, 2018 compared to the same period in 2017. The increase in service costs was primarily due to higher service costs of approximately $115 million at RMS and approximately $80 million at Aeronautics. The increase in service costs at RMS was primarily due to higher volume for services related to IWSS and C6ISR programs. The increase in service costs at Aeronautics was primarily due to higher sustainment volume for the F-35 and F-22 programs.
Service costs increased $516 million, or 16%, during the six months ended June 24, 2018 compared to the same period in 2017. The increase in service costs was primarily due to higher service costs of approximately $200 million at Aeronautics, approximately $165 million at RMS and approximately $90 million at Space. The increase in service costs at Aeronautics was primarily due to higher sustainment volume for the F-35 and F-22 programs, partially offset by lower sustainment activities for the C-130 program. The increase in service costs at RMS was primarily due to higher volume for services related to IWSS and C6ISR programs. Higher service costs at Space were primarily due to increased volume on government satellite services.
Severance and Restructuring Charges
During the quarter ended June 24, 2018, we recorded charges totaling $96 million ($76 million, or $0.26 per share, after tax) related to certain severance and restructuring actions at our RMS business segment. These charges consist of $75 million of severance costs for the planned elimination of certain positions through either voluntary or involuntary actions and $21 million of asset impairment charges associated with our decision to consolidate certain operations. Upon separation, terminated employees will receive lump-sum severance payments primarily based on years of service, a majority of which we expect to pay by the end of 2018. These actions resulted from a strategic review of our RMS business segment and are intended to improve the efficiency of our operations and better align our organization and cost structure with changing economic conditions. We expect to recover a portion of the severance and restructuring charges through the pricing of our products and services to the U.S. Government and other customers in future periods, which will be included in RMS’ operating results.
Other Unallocated, Net
Other unallocated, net primarily includes the FAS/CAS operating adjustment (which represents the difference between CAS pension cost recorded in our business segments’ results of operations and the service cost component of FAS pension expense), stock-based compensation expense and other corporate costs. These items are not allocated to the business segments and, therefore, are excluded from the cost of sales for products and services. Other unallocated, net was a net reduction to expense of $411 million and $820 million during the quarter and six months ended June 24, 2018 compared to $361 million and $733 million during the quarter and six months ended June 25, 2017. The increase in the net reduction to expense during the quarter and six months ended June 24, 2018 was primarily due to the change in the FAS/CAS operating adjustment (see “Business Segment Results of Operations” discussion below for more detail).
Other Income, Net
Other income, net primarily includes our share of earnings or losses from equity method investees. During the quarter and six months ended June 24, 2018, other income, net was $42 million and $109 million, compared to $60 million and $56 million during the quarter and six months ended June 25, 2017. The decrease for the quarter ended June 24, 2018 was primarily attributable to decreased earnings generated by equity method investees. The increase for the six months ended June 24, 2018 was primarily attributable to our portion of a non-cash asset impairment charge recorded in the first quarter of 2017 by our equity method investee, Advanced Military Maintenance, Repair and Overhaul Center LLC (AMMROC), of approximately $64 million ($40 million, or $0.14 per share, after tax), partially offset by decreased earnings generated by equity method investees.

Other Non-operating Expense, Net
Other non-operating expense, net primarily includes the non-service cost components of FAS pension and other postretirement benefit plan expense (i.e., interest cost, expected return on plan assets, net actuarial gains or losses, and amortization of prior service cost or credits) related to our postretirement benefit plans. Other non-operating expense, net during the quarter and six months ended June 24, 2018 was comparable to the same periods in 2017.
Income Tax Expense
Our effective income tax rates were 18.1% and 16.5% for the quarter and six months ended June 24, 2018, and 28.8% and 26.6% for the quarter and six months ended June 25, 2017. The lower rate for the quarter and six months ended June 24, 2018 is primarily due to the reduction of the federal statutory rate from 35% to 21% as a result of the Tax Act enacted in December 2017. The rates for both periods benefited from tax deductions for dividends paid to our defined contribution plans with an employee stock ownership plan feature, tax deductions for employee equity awards, and the research and development tax credit. The rate for the quarter and six months ended June 24, 2018 also benefited from the Tax Act’s deduction for foreign derived intangible income. The rate for the quarter and six months ended June 25, 2017 benefited from tax deductions for U.S. manufacturing activities, which the Tax Act repealed for years after 2017.
While we have substantially completed our provisional analysis of the income tax effects of the Tax Act as of December 31, 2017 and recorded a reasonable estimate in 2017 of such effects, actual effects may differ, possibly materially, due to, among other things, further refinement of our calculations, changes in interpretations and assumptions that we have made, additional guidance that may be issued by the U.S. Government, and actions and related accounting policy decisions we may take as a result of the Tax Act. We will complete our analysis of the impact of the Tax Act for 2017 over a one-year measurement period ending December 22, 2018, and any adjustments during this measurement period will be included in net earnings as an adjustment to income tax expense in the reporting period when such adjustments are determined. We have not identified any material change to the net one-time charge for the period ending December 31, 2017 related to the Tax Act.
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
Net Earnings
We reported net earnings of $1.2 billion ($4.05 per share) and $2.3 billion ($8.07 per share) during the quarter and six months ended June 24, 2018, compared to $955 million ($3.28 per share) and $1.7 billion ($5.97 per share) during the quarter and six months ended June 25, 2017. Both net earnings and earnings per share were affected by the factors mentioned above. Earnings per share also benefited from a net decrease of approximately 3.2 million shares outstanding from June 25, 2017 to June 24, 2018 as a result of share repurchases, partially offset by share issuance under our stock-based awards and certain defined contribution plans.
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
Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation. Operating profit of our business segments includes our share of earnings or losses from equity method investees as the operating activities of the equity method investees are closely aligned with the operations of our business segments. In addition, operating profit of our business segments includes total pension costs recoverable on U.S. Government contracts as determined in accordance with U.S. Government cost accounting standards (CAS). Operating profit of the business segments excludes the FAS/CAS operating adjustment; the U.S. GAAP financial accounting standards (FAS)

non-service cost component for all postretirement benefit plans; expense for stock-based compensation; the effects of items not considered part of management’s evaluation of segment operating performance, such as charges related to significant severance actions and certain asset impairments; gains or losses from significant divestitures; the effects of certain legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. See “Note 2 – Significant Accounting Policy Updates” included in our Notes to Consolidated Financial Statements for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.
Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 24, 2018	June 25, 2017	June 24, 2018	June 25, 2017
Net sales
Aeronautics	$5,321	$4,922	$9,719	$9,042
Missiles and Fire Control	2,085	1,784	3,762	3,333
Rotary and Mission Systems	3,566	3,414	6,789	6,541
Space	2,426	2,443	4,763	4,859
Total net sales	$13,398	$12,563	$25,033	$23,775
Operating profit
Aeronautics	$572	$567	$1,046	$1,006
Missiles and Fire Control	279	253	540	487
Rotary and Mission Systems (a)	341	271	652	399
Space	274	256	538	546
Total business segment operating profit	1,466	1,347	2,776	2,438
Unallocated items
FAS/CAS operating adjustment (b)	451	404	902	807
Stock-based compensation	(60)	(57)	(98)	(101)
Severance and restructuring charges (c)	(96)	—	(96)	—
Other, net (d)	34	22	36	(26)
Total unallocated items	329	369	744	680
Total consolidated operating profit	$1,795	$1,716	$3,520	$3,118

(a)
Operating profit at our RMS business segment for the six months ended June 25, 2017 includes a charge of $120 million ($74 million, or $0.25 per share, after tax) recognized in the first quarter of 2017 for performance matters on the EADGE-T contract. See “Note 2 – Significant Accounting Policy Updates” (under the caption “Revenue Recognition”) included in our Notes to Consolidated Financial Statements for more information.

(b)
The FAS/CAS operating adjustment represents the difference between the service cost component of FAS pension expense and total pension costs recoverable on U.S. Government contracts as determined in accordance with U.S. Government CAS. For a detail of the FAS/CAS operating adjustment and the total net FAS/CAS pension adjustment, see the table below.

(c)
Unallocated items for the quarter and six months ended June 24, 2018 include severance and restructuring charges totaling $96 million ($76 million, or $0.26 per share, after tax) associated with planned workforce reductions and the consolidation of certain operations at our RMS business segment. See “Note 11 – Other” (under the caption “Severance and Restructuring Charges”) included in our Notes to Consolidated Financial Statements for more information.

(d)
Other, net for the six months ended June 25, 2017 includes a $64 million charge ($40 million, or $0.14 per share, after tax) recognized in the first quarter of 2017, which represents our portion of a non-cash asset impairment charge recorded by our equity method investee, AMMROC. See “Note 11 – Other” (under the caption “Equity Method Investee Impairment”) included in our Notes to Consolidated Financial Statements for more information.

Our total net FAS/CAS pension adjustments for the quarters and six months ended June 24, 2018 and June 25, 2017, including the service and non-service cost components of FAS pension expense, were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 24, 2018	June 25, 2017	June 24, 2018	June 25, 2017
Total FAS expense and CAS costs
FAS pension expense	$(357)	$(343)	$(713)	$(688)
Less: CAS pension cost	609	562	1,217	1,124
Net FAS/CAS pension adjustment	$252	$219	$504	$436

Service and non-service cost reconciliation
FAS pension service cost	$(158)	$(158)	$(315)	$(317)
Less: CAS pension cost	609	562	1,217	1,124
FAS/CAS operating adjustment	451	404	902	807
Non-operating FAS pension expense	(199)	(185)	(398)	(371)
Net FAS/CAS pension adjustment	$252	$219	$504	$436
We recover CAS pension cost through the pricing of our products and services on U.S. Government contracts and, therefore, recognize CAS pension cost in each of our business segment’s net sales and cost of sales. Our consolidated financial statements must present FAS pension and other postretirement benefit plan expense calculated in accordance with FAS requirements under U.S. GAAP. The operating portion of the net FAS/CAS pension adjustment represents the difference between the service cost component of FAS pension expense and CAS pension cost. The non-service FAS pension cost component is included in other non-operating expense, net on our consolidated statements of earnings. The net FAS/CAS pension adjustment increases or decreases CAS pension cost to equal total FAS pension cost (both service and non-service).
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
Comparability of our segment sales, operating profit and operating margin may be impacted favorably or unfavorably by changes in profit booking rates on our contracts for which we recognize revenue over a period of time using the percentage-of-completion cost-to-cost method to measure progress towards completion. Increases in the profit booking rates, typically referred to as risk retirements, usually relate to revisions in the estimated total costs to fulfill the performance obligations that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate, resulting in an increase in the estimated total costs to fulfill the performance obligations and a reduction in the profit booking rate. Increases or decreases in profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Segment operating profit and margin may also be impacted favorably or unfavorably by other items, which may or may not impact sales. Favorable items may include the positive resolution of contractual matters, cost recoveries on severance and restructuring charges, insurance recoveries and gains on sales of assets. Unfavorable items may include the adverse resolution of contractual matters; restructuring charges, except for significant severance actions, which are excluded from segment operating results; reserves for disputes; certain asset impairments; and losses on sales of certain assets.
We have a program, EADGE-T, to design, integrate, and install an air missile defense command, control, communications, computers – intelligence (C4I) system for an international customer that has experienced performance matters and for which we have periodically accrued reserves. During the first quarter of 2017, we revised our estimated costs to complete the EADGE-T contract as a consequence of ongoing performance matters and recorded an additional charge of $120 million ($74 million or $0.25 per share, after tax) at our RMS business segment, which resulted in cumulative losses of approximately $260 million on this program. As of June 24, 2018, cumulative losses remained at approximately $260 million. We continue to monitor program requirements and our performance. At this time, we do not anticipate additional charges that would be material to our operating results or financial condition.
We have two commercial satellite programs at our Space business segment, for which we have experienced performance issues related to the development and integration of a modernized LM 2100 satellite platform. These commercial programs require the development of new satellite technology to enhance the LM 2100’s power, propulsion and electronics, among other items. The enhanced LM 2100 satellite platform is expected to benefit other commercial and government satellite programs. We have periodically revised our estimated costs to complete these developmental commercial programs. We have recorded cumulative losses of approximately $380 million through June 24, 2018. During the quarter and six months ended June 24, 2018, we recorded losses of approximately $40 million ($30 million, or $0.10 per share, after tax) and $75 million ($56 million, or $0.20 per share, after tax). While these losses reflect our estimated total losses on the programs, we will continue to incur unrecoverable general and administrative costs each period until we complete these programs. These programs remain developmental and further challenges in the delivery and integration of new satellite technology, anomalies discovered during system testing requiring repair or rework, further schedule delays and potential penalties could require that we record additional loss reserves which could be material to our operating results. As we did not meet the July 2018 delivery requirement on one of the programs, the customer could seek to exercise a termination right, but we think that the probability that this will occur is remote as the customer has an immediate need for the satellites. Were the customer to seek to exercise a termination right and be successful in this effort, we would have to refund the payments we have received and pay certain penalties. On the other program, we currently anticipate delivering the satellite before the date upon which the customer could seek to exercise a termination right although we may have to pay certain penalties and have sought to address this possibility in our reserves.
We are responsible for designing, developing and installing an upgraded turret for the Warrior Capability Sustainment Program. During the six months ended June 24, 2018, as a consequence of performance issues, we revised our estimated costs to complete the program and recorded a reserve of $85 million ($64 million, or $0.22 per share, after tax) at our MFC business segment. As of June 24, 2018, we have recorded cumulative losses of approximately $140 million on this program. We may continue to experience issues related to customer requirements and our performance under this contract and have to record additional reserves. However, based on the losses already recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material.

Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit by approximately $465 million and $885 million during the quarter and six months ended June 24, 2018 and $515 million and $810 million during the quarter and six months ended June 25, 2017.
Aeronautics
Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 24, 2018	June 25, 2017	June 24, 2018	June 25, 2017
Net sales	$5,321	$4,922	$9,719	$9,042
Operating profit	572	567	1,046	1,006
Operating margin	10.7%	11.5%	10.8%	11.1%
Aeronautics’ net sales during the quarter ended June 24, 2018 increased $399 million, or 8%, compared to the same period in 2017. The increase was primarily attributable to higher net sales of approximately $370 million for the F-35 program due to increased production volume, partially offset by lower volume on development activities; and about $50 million for the F-22 program due to increased sustainment volume. These increases were partially offset by a decrease of approximately $70 million for the C-5 program due to lower production volume as the current modernization program nears completion.
Aeronautics’ operating profit during the quarter ended June 24, 2018 increased $5 million, or 1%, compared to the same period in 2017. Operating profit increased approximately $65 million for the F-35 program primarily due to increased volume on higher margin production contracts and new development activities, and better performance on sustainment. This increase was partially offset by a decrease of approximately $40 million for the C-5 program due to lower risk retirements and lower production volume; and about $20 million for the C-130 program due to lower volume and timing on sustainment programs. Adjustments not related to volume, including net profit booking rate adjustments, were $50 million lower during the quarter ended June 24, 2018 compared to the same period in 2017.
Aeronautics’ net sales during the first six months ended June 24, 2018 increased $677 million, or 7%, compared to the same period in 2017. The increase was primarily attributable to higher net sales of approximately $555 million for the F-35 program due to increased volume on production and sustainment, partially offset by lower volume on development activities; about $70 million for the F-22 program due to increased sustainment volume; and about $40 million for the F-16 program due to increased volume on modernization contracts. These increases were partially offset by a decrease of approximately $95 million for the C-5 program due to lower production volume as the current modernization program nears completion; and about $40 million for the C-130 program due to lower sustainment volume.
Aeronautics’ operating profit during the first six months ended June 24, 2018 increased $40 million, or 4%, compared to the same period in 2017. Operating profit increased approximately $90 million for the F-35 program primarily due to increased volume on higher margin production contracts and new development activities, and better performance on sustainment. This increase was partially offset by a decrease of approximately $30 million for the C-5 program due to lower risk retirements and lower volume; and about $30 million for the C-130 program due to lower volume and timing on sustainment programs and lower risk retirements. Adjustments not related to volume, including net profit booking rate adjustments, were $50 million lower during the first six months ended June 24, 2018 compared to the same period in 2017.
We currently expect Aeronautics’ 2018 net sales to increase in the high-single digit percentage range as compared to 2017 driven by increased production and sustainment volume on the F-35 program. Operating profit is expected to increase in the low-single digit percentage range, resulting in slightly lower operating profit margins in 2018 as compared to 2017.

Missiles and Fire Control
Summary operating results for our MFC business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 24, 2018	June 25, 2017	June 24, 2018	June 25, 2017
Net sales	$2,085	$1,784	$3,762	$3,333
Operating profit	279	253	540	487
Operating margin	13.4%	14.2%	14.4%	14.6%
MFC’s net sales during the quarter ended June 24, 2018 increased $301 million, or 17%, compared to the same period in 2017. The increase was primarily attributable to higher net sales of approximately $95 million for increased volume on classified programs; about $80 million for air and missile defense programs due to increased volume (primarily THAAD and PAC-3); about $70 million for sensors and global sustainment programs due to increased volume (primarily LANTIRN® and SNIPER®); and about $45 million for tactical missiles programs due to increased volume (primarily Precision Fires).
MFC’s operating profit during the quarter ended June 24, 2018 increased $26 million, or 10%, compared to the same period in 2017. Operating profit increased approximately $35 million for sensors and global sustainment programs due to increased risk retirements and higher volume (primarily LANTIRN® and SNIPER®); and about $35 million for air and missile defense programs due to increased risk retirements and higher volume (primarily THAAD and PAC-3). These increases were partially offset by a decrease of $50 million for tactical missile programs primarily due to a charge recorded in the second quarter of 2018 of approximately $65 million for performance matters on the Warrior Capability Sustainment Program, which relates to designing, developing and installing an upgraded turret. Adjustments not related to volume, including net profit booking rate adjustments, were comparable during the quarter ended June 24, 2018 to the same period in 2017.
MFC’s net sales during the first six months ended June 24, 2018 increased $429 million, or 13%, compared to the same period in 2017. The increase was primarily attributable to higher net sales of approximately $165 million for increased volume on classified programs; about $95 million for tactical missiles programs due to increased volume (primarily LRSO missiles and Precision Fires); about $85 million for sensors and global sustainment programs due to increased volume (primarily LANTIRN® and SNIPER®, and Apache); and about $75 million for air and missile defense programs due to increased volume (primarily THAAD and PAC-3).
MFC’s operating profit during the first six months ended June 24, 2018 increased $53 million, or 11%, compared to the same period in 2017. Operating profit increased approximately $50 million for sensors and global sustainment programs primarily due to increased risk retirements and higher volume (primarily LANTIRN® and SNIPER®, and Apache); and about $50 million for air and missile defense programs due to increased risk retirements and higher volume (primarily THAAD and PAC-3). These increases were partially offset by a decrease of $60 million for tactical missiles programs due to charges of approximately $85 million recorded in 2018 for performance matters on the Warrior Capability Sustainment Program. Adjustments not related to volume, including net profit booking rate adjustments, were $50 million higher during the first six months ended June 24, 2018 compared to the same period in 2017.
We currently expect MFC’s net sales to increase in the low-double digit percentage range in 2018 as compared to 2017 driven primarily by key contract awards and higher volume in tactical missile programs and sensors and global sustainment programs. Operating profit is expected to also increase in the low-double digit percentage range in 2018 as compared to 2017 driven by the increased volume and higher risk retirements. Operating profit margin for 2018 is expected to be slightly higher than 2017 levels.

Rotary and Mission Systems
Summary operating results for our RMS business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 24, 2018	June 25, 2017	June 24, 2018	June 25, 2017
Net sales	$3,566	$3,414	$6,789	$6,541
Operating profit	341	271	652	399
Operating margin	9.6%	7.9%	9.6%	6.1%
RMS’ net sales during the quarter ended June 24, 2018 increased $152 million, or 4% compared to the same period in 2017. The increase was primarily attributable to higher net sales of approximately $180 million for IWSS programs due to higher volume (primarily radar surveillance systems programs and Aegis); and about $105 million for C6ISR programs due to higher volume on various programs. These increases were partially offset by a decrease in net sales of approximately $105 million for Sikorsky helicopter programs. Sikorsky helicopter sales reflect lower volume for Black Hawk helicopters, partially offset by higher volume for CH-53K King Stallion helicopters.
RMS’ operating profit during the quarter ended June 24, 2018 increased $70 million, or 26% compared to the same period in 2017. Operating profit increased approximately $40 million for IWSS programs due to increased risk retirements and higher volume (primarily radar surveillance systems programs and Aegis); and about $30 million for C6ISR programs due to favorable cost performance and higher volume on various programs. Operating profit increased about $10 million for Sikorsky helicopter programs due to favorable cost performance across the Sikorsky portfolio and better performance on the Multi-Year IX contract, which more than offset lower volume on the Multi-Year VIII contract. Adjustments not related to volume, including net profit booking rate adjustments, were about $20 million lower during the quarter ended June 24, 2018 compared to the same period during 2017.
RMS’ net sales during the first six months ended June 24, 2018 increased $248 million, or 4% compared to the same period in 2017. The increase was primarily attributable to higher net sales of approximately $275 million for IWSS programs due to higher volume (primarily radar surveillance systems programs and Aegis); about $195 million for C6ISR programs due to higher volume on various programs; and about $80 million for training and logistics solutions (TLS) programs due to higher volume on various programs. These increases were partially offset by a decrease in net sales of approximately $295 million for Sikorsky helicopter programs. Sikorsky helicopter sales reflect lower volume for Black Hawk helicopters, partially offset by higher volume for CH-53K King Stallion helicopters.
RMS’ operating profit during the first six months ended June 24, 2018 increased $253 million, or 63% compared to the same period in 2017. Operating profit increased approximately $150 million for C6ISR programs due to charges of $120 million for performance matters on the EADGE-T contract, which were recorded in 2017 but did not recur in 2018 and due to favorable cost performance on various programs; about $65 million for Sikorsky helicopter programs due to favorable cost performance across the Sikorsky portfolio and better performance on the Multi-Year IX contract, which more than offset lower volume on the Multi-Year VIII contract; and about $40 million for IWSS programs due to increased risk retirements (primarily radar surveillance systems programs and Aegis). Adjustments not related to volume, including net profit booking rate adjustments, were $90 million higher during the first six months ended June 24, 2018 compared to the same period during 2017.
We currently expect RMS’ net sales to increase in the low-single digit percentage range as compared to 2017 driven primarily by higher volume in our IWSS, C6ISR, and TLS lines of business, partially offset by lower volume in our Sikorsky line of business. Operating profit is expected to increase in the mid-double digit percentage range in 2018 as compared to 2017 driven by the higher volume and performance improvements in the Sikorsky and C6ISR lines of business. Operating profit margin for 2018 is also expected to improve from 2017 levels.

Space
Summary operating results for our Space business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 24, 2018	June 25, 2017	June 24, 2018	June 25, 2017
Net sales	$2,426	$2,443	$4,763	$4,859
Operating profit	274	256	538	546
Operating margin	11.3%	10.5%	11.3%	11.2%
Space’s net sales during the quarter ended June 24, 2018 decreased $17 million, or 1%, compared to the same period in 2017. The decrease was primarily attributable to lower net sales of approximately $60 million for government satellite programs due to lower volume (primarily AEHF); and about $20 million for commercial satellite programs due to lower volume. These decreases were partially offset by an increase of approximately $65 million for strategic and missile defense programs due to higher volume (primarily AWE).
Space’s operating profit during the quarter ended June 24, 2018 increased $18 million, or 7%, compared to the same period in 2017. Operating profit increased approximately $25 million for strategic and missile defense programs due to increased risk retirements (primarily Fleet Ballistic Missiles); and about $25 million for commercial satellite programs, which reflect a lower amount of charges recorded for performance matters on certain programs. These increases were partially offset by a decrease of approximately $30 million for government satellite programs due to lower risk retirements and lower volume (primarily AEHF). Adjustments not related to volume, including net profit booking rate adjustments, were about $15 million higher during the quarter ended June 24, 2018 compared to the same period in 2017.
Space’s net sales during the first six months ended June 24, 2018 decreased $96 million, or 2%, compared to the same period in 2017. The decrease was primarily attributable to lower net sales of approximately $160 million for government satellite programs due to lower volume (primarily SBIRS and AEHF); and about $55 million for commercial satellite programs due to lower volume. These decreases were partially offset by an increase of approximately $125 million for strategic and missile defense programs due to higher volume (primarily AWE).
Space’s operating profit during the first six months ended June 24, 2018 decreased $8 million, or 1%, compared to the same period in 2017. Operating profit decreased approximately $35 million for government satellite programs due to lower risk retirements and lower volume (primarily SBIRS and AEHF). This decrease was partially offset by an increase of about $25 million for commercial satellite programs, which reflect a lower amount of charges recorded for performance matters on certain programs. Adjustments not related to volume, including net profit booking rate adjustments, were $15 million lower during the first six months ended June 24, 2018 compared to the same period in 2017.
Total equity earnings recognized by Space (primarily ULA) represented approximately $50 million, or 18% and approximately $135 million, or 25%, of Space’s operating profit during the quarter and six months ended June 24, 2018, compared to approximately $45 million, or 18% and approximately $125 million, or 23%, during the quarter and six months ended June 25, 2017.
We currently expect Space's 2018 net sales to be comparable to 2017 levels. Operating profit in 2018 is expected to increase in the mid-single digit percentage range as compared to 2017 driven by improved program performance. As a result, operating profit margin in 2018 is expected to increase from 2017 levels.
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
We have generated strong operating cash flows, which have been the primary source of funding for our operations, capital expenditures, debt service and repayments, dividends, share repurchases and postretirement benefit plan contributions. The total remaining authorization for future common share repurchases under our share repurchase program was $2.9 billion as of June 24, 2018.
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
We contributed $2.0 billion and $3.5 billion to our qualified defined benefit pension plans during the quarter and six months ended June 24, 2018 and will contribute an additional $1.5 billion on or before September 15, 2018. As a result of these contributions, we do not expect any material qualified defined benefit cash funding will be required in 2019 and 2020. We plan to fund these contributions and manage the timing of cash flows in 2018 using a mix of cash on hand and commercial paper. While we do not anticipate a need to do so, our capital structure and resources would allow us to issue new debt if circumstances change.
The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	Six Months Ended
	June 24, 2018	June 25, 2017
Cash and cash equivalents at beginning of year	$2,861	$1,837
Operating activities
Net earnings	2,320	1,744
Non-cash adjustments	760	682
Changes in working capital	(1,057)	(275)
Other, net	(1,463)	1,059
Net cash provided by operating activities	560	3,210
Net cash used for investing activities	(329)	(439)
Net cash used for financing activities	(1,911)	(2,156)
Net change in cash and cash equivalents	(1,680)	615
Cash and cash equivalents at end of period	$1,181	$2,452
Operating Activities
Net cash provided by operating activities decreased $2.7 billion during the six months ended June 24, 2018 compared to the same period in 2017. The decrease in cash was primarily due to $3.5 billion in contributions to our qualified defined benefit pension plans and a decrease in cash provided by changes in working capital of $782 million, partially offset by net tax refunds of $406 million and an increase in net earnings. The decrease in cash provided by changes in working capital was largely driven by the timing of revenue recognized in excess of cash collections (primarily Sikorsky and the F-35 program).
Investing Activities
Net cash used for investing activities decreased $110 million during the six months ended June 24, 2018, compared to the same period in 2017 primarily due to approximately $105 million of cash received as part of the final settlement of net working capital in connection with the 2016 divestiture of our Information Systems & Global Solutions business. Capital expenditures totaled $480 million and $448 million during the six months ended June 24, 2018 and June 25, 2017. The majority of our capital expenditures were for equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.

Financing Activities
Net cash used for financing activities was $1.9 billion during the six months ended June 24, 2018, compared to $2.2 billion during the same period in 2017. Net cash used for financing activities during the six months ended June 24, 2018 and June 25, 2017 was primarily driven by dividend payments and share repurchases.
During the six months ended June 24, 2018 and June 25, 2017, we paid dividends totaling $1.2 billion ($4.00 per share) and $1.1 billion ($3.64 per share). In addition, we repurchased 1.9 million shares of our common stock during the six months ended June 24, 2018 for $623 million, of which $13 million was settled subsequent to the end of the second quarter. We repurchased 3.8 million shares of our common stock for $1.0 billion during the six months ended June 25, 2017.
Capital Resources

At June 24, 2018, we held cash and cash equivalents of $1.2 billion that was generally available to fund ordinary business operations without significant legal, regulatory, or other restrictions.
Our outstanding debt, net of unamortized discounts and issuance costs, was $14.2 billion as of June 24, 2018 and mainly is in the form of publicly-issued notes that bear interest at fixed rates. As of June 24, 2018, we were in compliance with all covenants contained in our debt and credit agreements. There were no material changes during the quarter or six months ended June 24, 2018 to our contractual commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2017 Form 10-K that were outside the ordinary course of our business.
At June 24, 2018, we had a $2.5 billion revolving credit facility (the 5-year Facility) with various banks that is available for general corporate purposes and expires on October 9, 2022. The undrawn portion of the 5-year Facility is also available to serve as a backup facility for the issuance of commercial paper. We may request and the banks may grant, at their discretion, an increase in the borrowing capacity under the 5-year Facility of up to an additional $500 million. There were no borrowings outstanding under the 5-year Facility at June 24, 2018.
We have agreements in place with financial institutions to provide for the issuance of commercial paper. During the quarter ended June 24, 2018, we borrowed and fully repaid amounts under our commercial paper program. There were no commercial paper borrowings outstanding as of June 24, 2018. However, we may, as conditions warrant, continue to issue commercial paper backed by our credit facility to manage the timing of cash flows and to fund a portion of our qualified defined benefit pension contributions in 2018.
On occasion, our customers may seek deferred payment terms to purchase our products. In connection with these transactions, we may, at our customer’s request, enter into arrangements for the non-recourse sale of customer receivables to unrelated third–party financial institutions. For accounting purposes, these transactions are not discounted and are treated as a sale of receivables as we have no continuing involvement. The sale proceeds from the financial institutions are reflected in our operating cash flows on the statement of cash flows. We sold customer receivables of $124 million and $227 million during the quarter and six months ended June 24, 2018 and $365 million during both the quarter and six months ended June 25, 2017. There were no gains or losses related to sales of these receivables.
Our total equity was $479 million at June 24, 2018, an increase of $1.3 billion from December 31, 2017. The increase was primarily attributable to net earnings of $2.3 billion and amortization of $600 million in pension and other postretirement benefit plan expense and gains. These increases were partially offset by dividends declared of $1.1 billion and the repurchase of 1.9 million shares for $623 million, of which $13 million was settled subsequent to the end of the second quarter. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings. Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess purchase price over par value of $460 million recorded as a reduction of retained earnings during the six months ended June 24, 2018.

OTHER MATTERS
Status of the F-35 Program
The F-35 program primarily consists of production contracts, sustainment activities, and new development efforts. Production of the aircraft is expected to continue for many years given the U.S. Government’s current inventory objective of 2,456 aircraft for the U.S. Air Force, U.S. Marine Corps, and U.S. Navy; commitments from our eight international partners and three international customers; as well as expressions of interest from other countries.
During the first six months of 2018, the F-35 program completed several milestones both domestically and internationally. The U.S. Government continued testing the aircraft including ship trials, mission and weapons systems evaluations, and the F-35 fleet recently surpassed 140,000 flight hours. In April, we completed the System Development and Demonstration (SDD) flight testing portion of the development contract and began the next phase of development in support of phased capability improvements and modernization of the F-35 air system. This next phase of development work is being performed separately from the basic SDD contract as part of the Joint Program Office’s Continuous Capability Development and Delivery (C2D2) strategy.
Several milestones were also achieved with our international customers. First, the initial Italian built F-35B was delivered to the Italian Ministry of Defense. Second, the first operational Japan Air Self-Defense Force (JASDF) F-35A arrived in Japan after undergoing extensive maintenance and training in the U.S. Third, we completed the first F-35A aircraft for the Republic of Korea Air Force (ROKAF), which was delivered to Luke Air Force Base, Arizona, where ROKAF pilots and maintainers will begin training. Fourth, the Israeli Air Force completed its first F-35 combat mission. Finally, the first four F-35B short take-off and vertical landing aircraft arrived in the United Kingdom as it prepares for Initial Operating Capability (IOC) later this year.
On June 11, we delivered the 300th production F-35 aircraft, demonstrating the F-35 program’s continued progress and longevity. The first 300 F-35 aircraft delivered to U.S. and international customers include 197 F-35A variants, 75 F-35B variants and 28 F-35C variants. As of June 24, 2018, we have delivered 305 production aircraft to our U.S. and international partners, and we have 196 production aircraft in backlog, including orders from our international partners.
Given the size and complexity of the F-35 program, we anticipate that there will be continual reviews related to aircraft performance, program schedule, cost, and requirements as part of the DoD, Congressional, and international partners’ oversight and budgeting processes. Current program challenges include, but are not limited to, supplier and partner performance, software development, level of cost associated with life cycle operations and sustainment and warranties, receiving funding for production contracts on a timely basis, executing future flight tests, findings resulting from testing and operating the aircraft. The U.S. Government continues to take aggressive negotiating positions regarding these challenges. Nonetheless, the U.S. Government is considering a potential “Block Buy” for multiple F-35 LRIP lots to provide greater production efficiency, stability and savings.
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
Goodwill
The carrying value of our Sikorsky reporting unit included goodwill of $2.7 billion as of June 24, 2018. As of December 31, 2017, we estimated that the fair value of our Sikorsky reporting unit exceeded its carrying value by a margin of approximately 25%, after adjusting for the positive impact of lower statutory tax rates due to the passage of the Tax Act on December 22, 2017. We acquired Sikorsky in November 2015 and recorded the assets acquired and liabilities assumed at fair value. Due to the acquisition and valuation, the carrying value and fair value of our Sikorsky reporting unit are currently closely aligned. Therefore, any business deterioration, contract cancellations or terminations, or negative changes in market factors could cause our sales, earnings and cash flows to decline below current projections. Similarly, market factors utilized in the impairment analysis, including long-term growth rates, discount rates and relevant comparable public company earnings multiples and transaction multiples, could negatively impact the fair value of our reporting units. Based on our assessment of these circumstances, we have determined that goodwill at our Sikorsky reporting unit is at risk for impairment should there be deterioration of projected cash flows, negative changes in market factors or a significant increase in the carrying value of the reporting unit.
Intangible assets
The carrying value of our Sikorsky indefinite-lived trademark intangible asset was $887 million as of June 24, 2018. As of December 31, 2017, we estimated that the fair value of this intangible asset exceeded its carrying value by a margin of approximately 20%, after adjusting for the positive impact of lower statutory tax rates due to the passage of the Tax Act on December 22, 2017. Additionally, our Sikorsky business has finite-lived customer program intangible assets with carrying values of $2.6 billion as of June 24, 2018. The carrying value and fair value of Sikorsky’s intangible assets are currently closely aligned due to the November 2015 acquisition and valuation of Sikorsky. Therefore, any business deterioration, contract cancellations or terminations, or negative changes in market factors could cause our sales to decline below current projections. Based on our assessment of these circumstances, we have determined that our Sikorsky intangible assets are at risk for impairment should there be any business deterioration, contract cancellations or terminations, or negative changes in market factors.
Recent Accounting Pronouncements
See “Note 12 – Recent Accounting Pronouncements” included in our Notes to Consolidated Financial Statements for information related to new accounting standards.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As disclosed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2017, we transact business globally and are subject to risks associated with changing foreign currency exchange rates. We enter into foreign currency hedges such as forward and option contracts that change in value as foreign currency exchange rates change. Our other exposures to market risk have not changed materially since December 31, 2017. See “Note 9 – Fair Value Measurements” included in our Notes to Consolidated Financial Statements for additional discussion.
ITEM 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 24, 2018. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of June 24, 2018.
There were no changes in our internal control over financial reporting during the quarter ended June 24, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•	the competitive environment for our products and services, including increased pricing pressures, competition from outside the aerospace and defense industry, and increased bid protests;

•	planned production rates for significant programs; compliance with stringent performance and reliability standards; materials availability;

•	the performance and financial viability of key suppliers, teammates, ventures, venture partners, subcontractors and customers;

•	the timing and customer acceptance of product deliveries;

•	our ability to continue to innovate and develop new products and to attract and retain key personnel and transfer knowledge to new personnel; the impact of work stoppages or other labor disruptions;

•	the impact of cyber or other security threats or other disruptions to our businesses;

•	our ability to implement and continue capitalization changes such as share repurchases and dividend payments, pension funding as well as the pace and effect of any such capitalization changes;

•	our ability to recover certain costs under U.S. Government contracts and changes in contract mix;

•	the accuracy of our estimates and projections;

•	movements in interest rates and other changes that may affect pension plan assumptions, equity, the level of the FAS/CAS adjustment and actual returns on pension plan assets;

•
realizing the anticipated benefits of acquisitions or divestitures, ventures, teaming arrangements or internal reorganizations, and our efforts to increase the efficiency of our operations and improve the affordability of our products and services;

•
risk of an impairment of goodwill, investments or other long-term assets, including the potential impairment of goodwill, intangible assets and inventory recorded as a result of the acquisition of the Sikorsky business and the potential impairment of our equity investment in Advanced Military Maintenance, Repair and Overhaul Center LLC (AMMROC);

•	the adequacy of our insurance and indemnities;

•
the effect of changes in (or the interpretation of): legislation, regulation or policy, including those applicable to procurement (including aggressive government positions seeking intellectual property and broad license rights to use and have others use such intellectual property), cost allowability or recovery, accounting, taxation (including the impact of the Tax Cuts and Jobs Act), or export; and

•
the outcome of legal proceedings, bid protests, environmental remediation efforts, government investigations or government allegations that we have failed to comply with law, other contingencies and U.S. Government identification of deficiencies in our business systems.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the quarter ended June 24, 2018.
The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended June 24, 2018.

Period (a)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Amount Available for Future Share Repurchases Under the Plans or Programs (b)
					(in millions)
March 26, 2018 – April 29, 2018	352,986		$338.67	352,857	$3,084
April 30, 2018 – May 27, 2018	281,149		$316.60	280,828	$2,995
May 28, 2018 – June 24, 2018	369,222		$311.72	368,475	$2,880
Total	1,003,357	(c)	$322.57	1,002,160

(a)
We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, June 24, 2018 was the last day of our June 2018 fiscal month.

(b)
In October 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. From time to time, our Board of Directors authorizes increases to our share repurchase program. The total remaining authorization for future common share repurchases under our share repurchase program was $2.9 billion as of June 24, 2018. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans. The program does not have an expiration date.

(c)
During the quarter ended June 24, 2018, the total number of shares purchased included 1,197 shares that were transferred to us by employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock units and performance stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the program.

ITEM 6. Exhibits

Exhibit No.	Description

10.1	Amendment No. 1 to Lockheed Martin Corporation Executive Severance Plan, as amended and restated effective December 1, 2016.

10.2
Lockheed Martin Corporation Amended and Restated Directors Equity Plan (incorporated by reference to Exhibit 10.1 of Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on April 26, 2018).

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

Lockheed Martin Corporation
(Registrant)

Date: July 24, 2018	By: /s/ Brian P. Colan
Brian P. Colan
Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)