Form 10-Q
period 2018-09-30
LOCKHEED MARTIN CORP
filed 2018-10-25
CIK 936468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
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
Large accelerated filer ☒ Accelerated filer ☐ Non–accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
There were 284,425,688 shares of our common stock, $1 par value per share, outstanding as of September 30, 2018.

Lockheed Martin Corporation
Form 10-Q
For the Quarterly Period Ended September 30, 2018

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Lockheed Martin Corporation
Consolidated Statements of Earnings
(unaudited; in millions, except per share data)

	Quarters Ended		Nine Months Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Net sales
Products	$11,918	$10,628	$32,830	$30,863
Services	2,400	1,713	6,521	5,253
Total net sales	14,318	12,341	39,351	36,116
Cost of sales
Products	(10,701)	(9,544)	(29,391)	(27,850)
Services	(2,070)	(1,584)	(5,726)	(4,724)
Severance and restructuring charges	—	—	(96)	—
Other unallocated, net	374	387	1,194	1,120
Total cost of sales	(12,397)	(10,741)	(34,019)	(31,454)
Gross profit	1,921	1,600	5,332	4,662
Other income, net	42	77	151	133
Operating profit	1,963	1,677	5,483	4,795
Interest expense	(177)	(162)	(497)	(477)
Other non-operating expense, net	(211)	(218)	(631)	(644)
Earnings before income taxes	1,575	1,297	4,355	3,674
Income tax expense	(102)	(334)	(562)	(967)
Net earnings	$1,473	$963	$3,793	$2,707

Earnings per common share
Basic	$5.18	$3.35	$13.31	$9.38
Diluted	$5.14	$3.32	$13.21	$9.29
Cash dividends paid per common share	$2.00	$1.82	$6.00	$5.46
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Comprehensive Income
(unaudited; in millions)

	Quarters Ended		Nine Months Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Net earnings	$1,473	$963	$3,793	$2,707
Other comprehensive income, net of tax
Postretirement benefit plans
Amounts reclassified from accumulated other comprehensive loss	300	200	900	602
Other comprehensive gain recognized during the period	—	—	—	3
Other, net	18	77	(30)	137
Other comprehensive income, net of tax	318	277	870	742
Comprehensive income	$1,791	$1,240	$4,663	$3,449
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Balance Sheets
(unaudited; in millions, except par value)

	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$897	$2,861
Receivables, net	2,416	2,265
Contract assets	9,769	7,992
Inventories	3,050	2,878
Other current assets	727	1,509
Total current assets	16,859	17,505
Property, plant and equipment, net	5,902	5,775
Goodwill	10,788	10,807
Intangible assets, net	3,570	3,797
Deferred income taxes	3,036	3,156
Other noncurrent assets	5,340	5,580
Total assets	$45,495	$46,620
Liabilities and equity
Current liabilities
Accounts payable	$2,691	$1,467
Contract liabilities	6,489	7,028
Salaries, benefits and payroll taxes	2,165	1,785
Current maturities of long-term debt and commercial paper	1,240	750
Other current liabilities	2,619	1,883
Total current liabilities	15,204	12,913
Long-term debt, net	13,486	13,513
Accrued pension liabilities	10,692	15,703
Other postretirement benefit liabilities	700	719
Other noncurrent liabilities	4,411	4,548
Total liabilities	44,493	47,396
Stockholders’ equity
Common stock, $1 par value per share	283	284
Additional paid-in capital	—	—
Retained earnings	14,737	11,405
Accumulated other comprehensive loss	(14,077)	(12,539)
Total stockholders’ equity (deficit)	943	(850)
Noncontrolling interests in subsidiary	59	74
Total equity (deficit)	1,002	(776)
Total liabilities and equity	$45,495	$46,620
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Cash Flows
(unaudited; in millions)

	Nine Months Ended
	September 30, 2018	September 24, 2017
Operating activities
Net earnings	$3,793	$2,707
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	857	880
Stock-based compensation	148	133
Severance and restructuring charges	96	—
Changes in assets and liabilities
Receivables, net	(151)	(834)
Contract assets	(1,777)	(228)
Inventories	(172)	(66)
Accounts payable	1,237	1,229
Contract liabilities	(539)	(492)
Postretirement benefit plans	(3,935)	1,012
Income taxes	729	(202)
Other, net	635	825
Net cash provided by operating activities	921	4,964
Investing activities
Capital expenditures	(819)	(670)
Other, net	146	15
Net cash used for investing activities	(673)	(655)
Financing activities
Dividends paid	(1,725)	(1,591)
Repurchases of common stock	(826)	(1,500)
Proceeds from issuance of commercial paper, net	490	—
Other, net	(151)	(114)
Net cash used for financing activities	(2,212)	(3,205)
Net change in cash and cash equivalents	(1,964)	1,104
Cash and cash equivalents at beginning of period	2,861	1,837
Cash and cash equivalents at end of period	$897	$2,941
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiary	Total Equity
Balance at December 31, 2017	$284	$—	$11,405	$(12,539)	$(850)	$74	$(776)
Net earnings	—	—	3,793	—	3,793	—	3,793
Other comprehensive income, net of tax	—	—	—	870	870	—	870
Repurchases of common stock	(3)	(300)	(523)	—	(826)	—	(826)
Dividends declared	—	—	(2,346)	—	(2,346)	—	(2,346)
Stock-based awards, ESOP activity and other	2	300	—	—	302	—	302
Reclassification of income tax effects from tax reform	—	—	2,408	(2,408)	—	—	—
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(15)	(15)
Balance at September 30, 2018	$283	$—	$14,737	$(14,077)	$943	$59	$1,002

Balance at December 31, 2016	$289	$—	$13,195	$(12,102)	$1,382	$95	$1,477
Net earnings	—	—	2,707	—	2,707	—	2,707
Other comprehensive income, net of tax	—	—	—	742	742	—	742
Repurchases of common stock	(5)	(282)	(1,213)	—	(1,500)	—	(1,500)
Dividends declared	—	—	(1,583)	—	(1,583)	—	(1,583)
Stock-based awards, ESOP activity and other	1	282	—	—	283	—	283
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(18)	(18)
Balance at September 24, 2017	$285	$—	$13,106	$(11,360)	$2,031	$77	$2,108
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
We close our books and records on the last Sunday of the calendar quarter, which was on September 30 for the third quarter of 2018 and September 24 for the third quarter of 2017, to align our financial closing with our business processes. The consolidated financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods as our fiscal year ends on December 31.
Effective January 1, 2018, we adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, as amended (Topic 606) (commonly referred to as ASC 606), which changed the way we recognize revenue for certain contracts and significantly expanded disclosures about revenue recognition. In addition, effective January 1, 2018, we adopted ASU 2017-07, Compensation-Retirement Benefits, which changed the statement of earnings presentation of certain components of pension and other postretirement benefit plan expense. The amounts for all periods presented in this Form 10-Q have been adjusted to reflect these new methods of accounting. See “Note 12 – Recent Accounting Pronouncements” for more information regarding the adoption of these standards.
Other than the changes in our accounting policies related to revenue recognition and the classification of certain components of financial accounting standards (FAS) pension and other postretirement benefit plan expense, we followed the accounting policies disclosed in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K) filed with the SEC.
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
We evaluate the products or services promised in each contract at inception to determine whether the contract should be accounted for as having one or more performance obligations. The products and services in our contracts are typically not distinct from one another due to their complex relationships and the significant contract management functions we are required to perform under the contract. Accordingly, our contracts are typically accounted for as one performance obligation. In limited cases, our contracts have more than one distinct performance obligation, which occurs when we perform activities that are not highly complex or interrelated or involve different product lifecycles. Significant judgment is required in determining performance obligations, and these decisions could change the amount of revenue and profit recorded in a given period. We classify net sales as products or services on our consolidated statements of earnings based on the predominant attributes of the performance obligations.
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
Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. For our cost-reimbursable and fixed-priced-incentive contracts, the estimated consideration we expect to receive pursuant to the terms of the contract may exceed the contractual award amount. The estimated consideration is determined at the outset of the contract and is continuously reviewed throughout the contract period. In determining the estimated consideration, we consider the risks related to the technical, schedule and cost aspects of the contract and an estimate of any variable consideration. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of September 30, 2018, our ending backlog was $109 billion. We expect to recognize approximately 40% over the next 12 months and approximately 65% over the next 24 months as revenue, with the remainder recognized thereafter.
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
Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit by approximately $545 million and $1.4 billion during the quarter and nine months ended September 30, 2018 and $365 million and $1.2 billion during the quarter and nine months ended September 24, 2017. These adjustments increased net earnings by approximately $431 million ($1.50 per share) and $1.1 billion ($3.93 per share) during the quarter and nine months ended September 30, 2018 and $237 million ($0.82 per share) and $765 million ($2.63 per share) during the quarter and nine months ended September 24, 2017. We recognized net sales from performance obligations satisfied in prior periods of approximately $595 million and $1.6 billion during the quarter and nine months ended September 30, 2018 and $385 million and $1.3 billion during the quarter and nine months ended September 24, 2017, which primarily relate to changes in profit booking rates that impacted revenue.
We have a program, EADGE-T, to design, integrate, and install an air missile defense command, control, communications, computers – intelligence (C4I) system for an international customer that has experienced performance matters and for which we have periodically accrued reserves. During the first quarter of 2017, we revised our estimated costs to complete the EADGE-T contract as a consequence of ongoing performance matters and recorded an additional charge of $120 million ($74 million or $0.25 per share, after tax) at our Rotary and Mission Systems (RMS) business segment, which resulted in cumulative losses of approximately $260 million on this program. As of September 30, 2018, cumulative losses remained at approximately $260 million. We continue to monitor program requirements and our

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

performance. At this time, we do not anticipate additional charges that would be material to our operating results or financial condition.
We have two commercial satellite programs, for the delivery of three satellites in total, at our Space business segment, for which we have experienced performance issues related to the development and integration of a modernized LM 2100 satellite platform. These commercial programs require the development of new satellite technology to enhance the LM 2100’s power, propulsion and electronics, among other items. The enhanced LM 2100 satellite platform is expected to benefit other commercial and government satellite programs. We have periodically revised our estimated costs to complete these developmental commercial programs. During the first six months of 2018, we recorded losses of approximately $75 million ($56 million, or $0.20 per share, after tax), which resulted in cumulative losses of approximately $380 million for these programs. As of September 30, 2018, cumulative losses remain at approximately $380 million. While these losses reflect our estimated total losses on the programs, we will continue to incur unrecoverable general and administrative costs each period until we complete these programs. These programs remain developmental and further challenges in the delivery and integration of new satellite technology, anomalies discovered during system testing requiring repair or rework, further schedule delays and potential penalties could require that we record additional loss reserves which could be material to our operating results. As we did not meet the July 2018 delivery requirement on one of the programs, the customer could seek to exercise a termination right, but we believe that the probability that this will occur is remote as the customer has an immediate need for the satellites. Were the customer to seek to exercise a termination right and be successful in this effort, we would have to refund the payments we have received and pay certain penalties. On the other program, we currently anticipate delivering the satellite before the date upon which the customer could seek to exercise a termination right although we may have to pay certain penalties and have sought to address this possibility in our reserves.
We are responsible for designing, developing and installing an upgraded turret for the Warrior Capability Sustainment Program. During the first six months of 2018, we revised our estimated costs to complete the program as a consequence of performance issues, and recorded a reserve of $85 million ($64 million, or $0.22 per share, after tax) at our MFC business segment, which resulted in cumulative losses of approximately $140 million on this program. As of September 30, 2018, cumulative losses remain at approximately $140 million. We may continue to experience issues related to customer requirements and our performance under this contract and have to record additional reserves. However, based on the losses already recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our operating results or financial condition.
Receivables, Net
Receivables, net represent our unconditional right to consideration under the contract and include amounts billed and currently due from customers. The amounts are stated at their net estimated realizable value. There were no significant impairment losses related to our receivables during the quarters and nine months ended September 30, 2018 and September 24, 2017.
On occasion, our customers may seek deferred payment terms to purchase our products. In connection with these transactions, we may, at our customer’s request, enter into arrangements for the non-recourse sale of customer receivables to unrelated third–party financial institutions. For accounting purposes, these transactions are not discounted and are treated as a sale of receivables as we have no continuing involvement. The sale proceeds from the financial institutions are reflected in our operating cash flows on the statement of cash flows. We sold customer receivables of $41 million and $268 million during the quarter and nine months ended September 30, 2018 and $146 million and $511 million during the quarter and nine months ended September 24, 2017. There were no gains or losses related to sales of these receivables.
Contract Assets
Contract assets include unbilled amounts typically resulting from sales under contracts when the percentage-of-completion cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. The amounts may not exceed their estimated net realizable value. Contract assets are classified as current based on our contract operating cycle and are reported on a contract-by-contract basis, net of revenue recognized, at the end of each reporting period.

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
Contract Liabilities
Contract liabilities (formerly referred to as customer advances and amounts in excess of costs incurred) include advance payments and billings in excess of revenue recognized. Contract liabilities are classified as current based on our contract operating cycle and are reported on a contract-by-contract basis, net of revenue recognized, at the end of each reporting period.
NOTE 3 – EARNINGS PER COMMON SHARE
The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Weighted average common shares outstanding for basic computations	284.3	287.1	284.9	288.5
Weighted average dilutive effect of equity awards	2.4	2.9	2.3	2.8
Weighted average common shares outstanding for diluted computations	286.7	290.0	287.2	291.3
We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units (RSUs) and performance stock units (PSUs) and exercise of outstanding stock options based on the treasury stock method. There were no significant anti-dilutive equity awards during the quarters and nine months ended September 30, 2018 or September 24, 2017.
NOTE 4 – INFORMATION ON BUSINESS SEGMENTS
We operate in four business segments: Aeronautics, MFC, RMS and Space. We organize our business segments based on the nature of the products and services offered.
Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation. Operating profit of our business segments includes our share of earnings or losses from equity method investees as the operating activities of the equity method investees are closely aligned with the operations of our business segments. In addition, operating profit of our business segments includes total pension costs recoverable on U.S. Government contracts as determined in accordance with U.S. Government cost accounting standards (CAS). Operating profit of the business segments excludes the FAS/CAS operating adjustment for our qualified defined benefit pension plans (described below); the adjustment from CAS to the FAS service cost component for all other postretirement benefit plans; expense for stock-based compensation; the effects of items not considered part of management’s evaluation of segment operating performance, such as charges related to significant severance actions and certain asset impairments; gains or losses from significant divestitures; the effects of certain legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. See “Note 2 – Significant Accounting Policy Updates” for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Net sales
Aeronautics	$5,642	$4,716	$15,361	$13,758
Missiles and Fire Control	2,273	1,957	6,035	5,290
Rotary and Mission Systems	3,848	3,363	10,637	9,904
Space	2,555	2,305	7,318	7,164
Total net sales	$14,318	$12,341	$39,351	$36,116
Operating profit
Aeronautics	$600	$513	$1,646	$1,519
Missiles and Fire Control	332	298	872	785
Rotary and Mission Systems (a)	361	257	1,013	656
Space	293	219	831	765
Total business segment operating profit	1,586	1,287	4,362	3,725
Unallocated items
FAS/CAS operating adjustment (b)	451	403	1,353	1,210
Stock-based compensation	(50)	(32)	(148)	(133)
Severance and restructuring charges (c)	—	—	(96)	—
Other, net (d)	(24)	19	12	(7)
Total unallocated items	377	390	1,121	1,070
Total consolidated operating profit	$1,963	$1,677	$5,483	$4,795
Intersegment sales
Aeronautics	$35	$33	$87	$98
Missiles and Fire Control	122	104	330	243
Rotary and Mission Systems	544	453	1,509	1,446
Space	63	31	156	76
Total intersegment sales	$764	$621	$2,082	$1,863

(a)
Operating profit at our RMS business segment for the nine months ended September 24, 2017 includes a charge of $120 million ($74 million, or $0.25 per share, after tax) recognized in the first quarter of 2017 for performance matters on the EADGE-T contract. See “Note 2 – Significant Accounting Policy Updates” (under the caption “Revenue Recognition”) for more information.

(b)
The FAS/CAS operating adjustment represents the difference between the service cost component of FAS pension expense and total pension costs recoverable on U.S. Government contracts as determined in accordance with CAS. For a detail of the FAS/CAS operating adjustment and the total net FAS/CAS pension adjustment, see the table below.

(c)
Unallocated items for the nine months ended September 30, 2018 includes severance and restructuring charges totaling $96 million ($76 million, or $0.26 per share, after tax) recognized in the second quarter of 2018 for planned workforce reductions and the consolidation of certain operations at our RMS business segment. See “Note 11 – Other” (under the caption “Severance and Restructuring Charges”) for more information.

(d)
Other, net for the nine months ended September 24, 2017 includes a $64 million charge ($40 million, or $0.14 per share, after tax) recognized in the first quarter of 2017, which represents our portion of a non-cash asset impairment charge recorded by our equity method investee, Advanced Military Maintenance, Repair and Overhaul Center LLC (AMMROC). See “Note 11 – Other” (under the caption “Equity Method Investee Impairment”) for more information.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

Our total net FAS/CAS pension adjustment for the quarters and nine months ended September 30, 2018 and September 24, 2017, including the service and non-service cost components of FAS pension expense for our qualified defined benefit pension plans, were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Total FAS expense and CAS costs
FAS pension expense	$(356)	$(342)	$(1,069)	$(1,030)
Less: CAS pension cost	608	562	1,825	1,686
Net FAS/CAS pension adjustment	$252	$220	$756	$656

Service and non-service cost reconciliation
FAS pension service cost	$(157)	$(159)	$(472)	$(476)
Less: CAS pension cost	608	562	1,825	1,686
FAS/CAS operating adjustment	451	403	1,353	1,210
Non-operating FAS pension expense(a)	(199)	(183)	(597)	(554)
Net FAS/CAS pension adjustment	$252	$220	$756	$656

(a)
We record the non-service cost components of net periodic benefit cost as part of other non-operating expense, net in the consolidated statement of earnings. The non-service cost components in the table above relate only to our qualified defined benefit pension plans. We incurred total non-service costs for our qualified defined benefit pension plans in the table above, along with similar costs for our other postretirement benefit plans of $16 million and $49 million for the quarters and nine months ended September 30, 2018 and $28 million and $82 million for the quarters and nine months ended September 24, 2017.

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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

Net sales by total products and services, contract type, customer category and geographic region for each of our business segments were as follows (in millions):

	Quarter Ended September 30, 2018
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$4,799	$1,873	$3,132	$2,114	$11,918
Services	843	400	716	441	2,400
Total net sales	$5,642	$2,273	$3,848	$2,555	$14,318
Net sales by contract type
Fixed-price	$4,163	$1,536	$2,710	$534	$8,943
Cost-reimbursable	1,479	737	1,138	2,021	5,375
Total net sales	$5,642	$2,273	$3,848	$2,555	$14,318
Net sales by customer
U.S. Government	$3,700	$1,625	$2,765	$2,174	$10,264
International (a)	1,909	600	959	362	3,830
U.S. commercial and other	33	48	124	19	224
Total net sales	$5,642	$2,273	$3,848	$2,555	$14,318
Net sales by geographic region
United States	$3,733	$1,673	$2,889	$2,193	$10,488
Asia Pacific	854	126	377	8	1,365
Europe	691	112	213	324	1,340
Middle East	326	347	202	30	905
Other	38	15	167	—	220
Total net sales	$5,642	$2,273	$3,848	$2,555	$14,318

	Nine Months Ended September 30, 2018
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$13,080	$4,935	$8,753	$6,062	$32,830
Services	2,281	1,100	1,884	1,256	6,521
Total net sales	$15,361	$6,035	$10,637	$7,318	$39,351
Net sales by contract type
Fixed-price	$11,284	$4,043	$7,368	$1,394	$24,089
Cost-reimbursable	4,077	1,992	3,269	5,924	15,262
Total net sales	$15,361	$6,035	$10,637	$7,318	$39,351
Net sales by customer
U.S. Government	$9,909	$4,215	$7,729	$6,114	$27,967
International (a)	5,321	1,696	2,562	1,162	10,741
U.S. commercial and other	131	124	346	42	643
Total net sales	$15,361	$6,035	$10,637	$7,318	$39,351
Net sales by geographic region
United States	$10,040	$4,339	$8,075	$6,156	$28,610
Asia Pacific	2,394	349	1,002	62	3,807
Europe	1,877	227	592	1,082	3,778
Middle East	903	1,091	516	18	2,528
Other	147	29	452	—	628
Total net sales	$15,361	$6,035	$10,637	$7,318	$39,351

(a)	International sales include FMS contracted through the U.S. Government and direct commercial sales to international governments and other international customers.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

	Quarter Ended September 24, 2017
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$4,196	$1,614	$2,861	$1,957	$10,628
Services	520	343	502	348	1,713
Total net sales	$4,716	$1,957	$3,363	$2,305	$12,341
Net sales by contract type
Fixed-price	$3,396	$1,321	$2,471	$464	$7,652
Cost-reimbursable	1,320	636	892	1,841	4,689
Total net sales	$4,716	$1,957	$3,363	$2,305	$12,341
Net sales by customer
U.S. Government	$3,093	$1,404	$2,417	$1,919	$8,833
International (a)	1,589	511	848	367	3,315
U.S. commercial and other	34	42	98	19	193
Total net sales	$4,716	$1,957	$3,363	$2,305	$12,341
Net sales by geographic region
United States	$3,127	$1,446	$2,515	$1,938	$9,026
Asia Pacific	653	88	371	28	1,140
Europe	555	58	226	310	1,149
Middle East	348	353	103	23	827
Other	33	12	148	6	199
Total net sales	$4,716	$1,957	$3,363	$2,305	$12,341

	Nine Months Ended September 24, 2017
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$12,036	$4,323	$8,372	$6,132	$30,863
Services	1,722	967	1,532	1,032	5,253
Total net sales	$13,758	$5,290	$9,904	$7,164	$36,116
Net sales by contract type
Fixed-price	$9,624	$3,664	$7,199	$1,566	$22,053
Cost-reimbursable	4,134	1,626	2,705	5,598	14,063
Total net sales	$13,758	$5,290	$9,904	$7,164	$36,116
Net sales by customer
U.S. Government	$9,009	$3,540	$7,091	$6,036	$25,676
International (a)	4,647	1,643	2,548	1,082	9,920
U.S. commercial and other	102	107	265	46	520
Total net sales	$13,758	$5,290	$9,904	$7,164	$36,116
Net sales by geographic region
United States	$9,111	$3,647	$7,356	$6,082	$26,196
Asia Pacific	1,878	294	988	68	3,228
Europe	1,657	215	673	932	3,477
Middle East	983	1,105	339	76	2,503
Other	129	29	548	6	712
Total net sales	$13,758	$5,290	$9,904	$7,164	$36,116

(a)	International sales include FMS contracted through the U.S. Government and direct commercial sales to international governments and other international customers.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

Total assets for each of our business segments were as follows (in millions):

	September 30, 2018	December 31, 2017
Assets
Aeronautics	$8,746	$7,713
Missiles and Fire Control	4,865	4,577
Rotary and Mission Systems	18,545	18,292
Space	5,469	5,240
Total business segment assets	37,625	35,822
Corporate assets (a)	7,870	10,798
Total assets	$45,495	$46,620

(a)
Corporate assets primarily include cash and cash equivalents, deferred income taxes, environmental receivables, and investments held in a separate trust to fund certain of our non-qualified deferred compensation plans.

Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented approximately 27% and 26% of our total consolidated net sales for the quarter and nine months ended September 30, 2018 and 26% and 25% of our total consolidated net sales for the quarter and nine months ended September 24, 2017.
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

	September 30, 2018	December 31, 2017
Contract assets	$9,769	$7,992
Contract liabilities	6,489	7,028
Contract assets increased $1.8 billion during the nine months ended September 30, 2018, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the nine months ended September 30, 2018 for which we have not yet had the right to bill our customers. There were no significant impairment losses related to our contract assets during the quarters and nine months ended September 30, 2018 and September 24, 2017.
Contract liabilities decreased $539 million during the nine months ended September 30, 2018, primarily due to revenue recognized in excess of payments received on these performance obligations. During the quarter and nine months ended September 30, 2018, we recognized $711 million and $3.4 billion of our contract liabilities at December 31, 2017 as revenue. During the quarter and nine months ended September 24, 2017, we recognized $507 million and $2.9 billion of our contract liabilities at December 31, 2016 as revenue.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

NOTE 6 – INVENTORIES
Inventories consisted of the following (in millions):

	September 30, 2018	December 31, 2017
Materials, spares and supplies	$470	$563
Work-in-process	2,089	1,823
Finished goods	491	492
Total inventories	$3,050	$2,878
Costs incurred to fulfill a contract in advance of the contract being awarded are included in inventories as work-in-process if we determine that those costs relate directly to a contract or to an anticipated contract that we can specifically identify and contract award is probable, the costs generate or enhance resources that will be used in satisfying performance obligations, and the costs are recoverable (referred to as pre-contract costs). Pre-contract costs that are initially capitalized in inventory are generally recognized as cost of sales consistent with the transfer of products and services to the customer upon the receipt of the anticipated contract. All other pre-contract costs, including start-up costs, are expensed as incurred. As of September 30, 2018 and December 31, 2017, $554 million and $466 million of pre-contract costs were included in inventory.
NOTE 7 – POSTRETIREMENT BENEFIT PLANS
Our pretax net periodic benefit cost related to our qualified defined benefit pension plans and retiree medical and life insurance plans consisted of the following (in millions):

	Quarters Ended		Nine Months Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Qualified defined benefit pension plans
Service cost	$157	$159	$472	$476
Interest cost	435	459	1,305	1,377
Expected return on plan assets	(599)	(563)	(1,796)	(1,687)
Recognized net actuarial losses	444	376	1,332	1,129
Amortization of prior service credits	(81)	(89)	(244)	(265)
Total net periodic benefit cost	$356	$342	$1,069	$1,030
Retiree medical and life insurance plans
Service cost	$4	$4	$13	$14
Interest cost	23	26	69	77
Expected return on plan assets	(34)	(31)	(101)	(95)
Recognized net actuarial losses	2	4	4	14
Amortization of prior service costs	4	4	11	11
Total net periodic benefit (credit) cost	$(1)	$7	$(4)	$21
We record the service cost component of net periodic benefit cost as part of cost of sales and the non-service cost components of net periodic benefit cost (i.e., interest cost, expected return on plan assets, net actuarial gains or losses, and amortization of prior service cost or credits) as part of other non-operating expense, net in the consolidated statements of earnings.
The recognized net actuarial losses and amortization of prior service credits or costs in the table above, along with similar costs related to our other postretirement benefit plans ($13 million and $42 million for the quarter and nine months ended September 30, 2018 and $14 million and $41 million for the quarter and nine months ended September 24, 2017), were reclassified from accumulated other comprehensive loss (AOCL) and recorded as a component of net periodic benefit cost for the periods presented. These costs totaled $382 million ($300 million, net of tax) and $1.1 billion ($900 million, net of tax) during the quarter and nine months ended September 30, 2018 and $309 million ($200 million,

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

net of tax) and $930 million ($602 million, net of tax) during the quarter and nine months ended September 24, 2017, which were recorded on our consolidated statements of comprehensive income as an increase to other comprehensive income.
The funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006 (PPA), and in a manner consistent with CAS and Internal Revenue Code rules. During the quarter and nine months ended September 30, 2018, we contributed $1.5 billion and $5.0 billion to our qualified defined benefit pension plans. There were no material contributions to our qualified defined benefit pension plans during the quarter and nine months ended September 24, 2017.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

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
The U.S. Government seeks damages of approximately $52 million, subject to trebling, plus statutory penalties. We believe that we have legal and factual defenses to the U.S. Government’s remaining claims. Although we continue to evaluate our liability and exposure, we do not currently believe that it is probable that we will incur a material loss. If, contrary to our expectations, the U.S. Government prevails in this matter and proves damages at or near $52 million and is successful in having such damages trebled, the outcome could have an adverse effect on our results of operations in the period in which a liability is recognized and on our cash flows for the period in which any damages are paid.
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
At September 30, 2018 and December 31, 2017, the aggregate amount of liabilities recorded relative to environmental matters was $899 million and $920 million, most of which are recorded in other noncurrent liabilities on our consolidated balance sheets. We have recorded receivables totaling $781 million and $799 million at September 30, 2018 and December 31, 2017, most of which are recorded in other noncurrent assets on our consolidated balance sheets, for the estimated future recovery of these costs, as we consider the recovery probable based on the factors previously mentioned. We project costs and recovery of costs over approximately 20 years.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

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
We also pursue claims for recovery of costs incurred or for contribution to site remediation costs against other PRPs, including the U.S. Government, and are conducting remediation activities under various consent decrees, orders, and agreements relating to soil, groundwater, sediment, or surface water contamination at certain sites of former or current operations. Under agreements related to certain sites in California and New York, the U.S. Government reimburses us an amount equal to a percentage, specific to each site, of expenditures for certain remediation activities in the U.S. Government’s capacity as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).
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
Letters of Credit, Surety Bonds and Third-Party Guarantees
We have entered into standby letters of credit and surety bonds issued on our behalf by financial institutions, and directly issued guarantees to third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as venture partners. We had total outstanding letters of credit, surety bonds and third-party guarantees aggregating $3.4 billion and $3.3 billion at September 30, 2018 and December 31, 2017. Third-party guarantees do not include guarantees of subsidiaries and other consolidated entities.
At September 30, 2018 and December 31, 2017, third-party guarantees totaled approximately $810 million and $750 million, of which approximately 64% and 62% related to guarantees of contractual performance of ventures to which we currently are or previously were a party. This amount represents our estimate of the maximum amount we would expect to incur upon the contractual non-performance of the venture, venture partners or divested businesses. Generally, we also have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a venture partner.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

United Launch Alliance
In connection with our 50% ownership interest of ULA, we and The Boeing Company (Boeing) are required to provide ULA an additional capital contribution if ULA is unable to make required payments under its inventory supply agreement with Boeing. As of September 30, 2018, ULA’s total remaining obligation to Boeing under the inventory supply agreement was $120 million. The parties have agreed to defer the remaining payment obligation, as it is more than offset by other commitments to ULA. Accordingly, we do not expect to be required to make a capital contribution to ULA under this agreement.
In addition, both we and Boeing have cross-indemnified each other for guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through September 30, 2018, and that it will not be necessary to make payments under the cross-indemnities or guarantees.
NOTE 9 – FAIR VALUE MEASUREMENTS
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	September 30, 2018			December 31, 2017
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Mutual funds	$1,074	$1,074	$—	$917	$917	$—
U.S. Government securities	103	—	103	116	—	116
Derivatives	16	—	16	23	—	23
Other securities	147	29	118	209	39	170
Liabilities
Derivatives	78	—	78	106	—	106
Assets measured at NAV (a)
Other commingled funds	19			19

(a)	Net Asset Value (NAV) is the total value of the fund divided by the number of the fund’s shares outstanding.
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
The derivatives outstanding at both September 30, 2018 and December 31, 2017 consist of foreign currency forward contracts and interest rate swaps and foreign currency related contract embedded derivatives. We use derivative instruments principally to reduce our exposure to market risks from changes in foreign currency exchange rates and interest rates. We do not enter into or hold derivative instruments for speculative trading purposes. We transact business globally and are subject to risks associated with changing foreign currency exchange rates. We enter into foreign currency hedges such as forward and option contracts that change in value as foreign currency exchange rates change. These contracts hedge forecasted foreign currency transactions in order to mitigate fluctuations in our earnings and cash flows associated with changes in foreign currency exchange rates. We designate foreign currency hedges as cash flow hedges. We also are exposed to the impact of interest rate changes primarily through our borrowing activities. For fixed rate borrowings, we may use variable interest rate swaps, effectively converting fixed rate borrowings to variable rate borrowings in order to reduce the amount of interest paid. These swaps are designated as fair value hedges. For variable rate borrowings, we may use fixed interest rate swaps, effectively converting variable rate borrowings to fixed rate borrowings in order to mitigate the impact of interest rate changes on earnings. These swaps are designated as cash flow

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

hedges. We also may enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting, which are intended to mitigate certain economic exposures.
The aggregate notional amount of our outstanding interest rate swaps at both September 30, 2018 and December 31, 2017 was $1.2 billion and the fair value was not significant. The aggregate notional amount of our outstanding foreign currency hedges at September 30, 2018 and December 31, 2017 was $3.5 billion and $4.1 billion and the fair value was not significant. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters and nine months ended September 30, 2018 and September 24, 2017. Substantially all of our derivatives are designated for hedge accounting.
In addition to the financial instruments listed in the table above, we hold other financial instruments, including debt and commercial paper. The estimated fair value of our outstanding debt and commercial paper was $16.2 billion and $16.8 billion at September 30, 2018 and December 31, 2017 (Level 2). The outstanding principal amount of debt and commercial paper was $15.9 billion and $15.5 billion, excluding unamortized discounts and issuance costs of $1.2 billion at both September 30, 2018 and December 31, 2017.
NOTE 10 – STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
During the nine months ended September 30, 2018, we repurchased 2.5 million shares of our common stock for $826 million. The total remaining authorization for future common share repurchases under our share repurchase program was $3.7 billion as of September 30, 2018, including a $1.0 billion increase to the program authorized by our Board of Directors on September 27, 2018. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings. Due to the volume of repurchases and the prices at which these were made, additional paid-in capital was reduced to zero, with the remainder of the excess purchase price over par value of $523 million and $1.2 billion recorded as a reduction of retained earnings during the nine months ended September 30, 2018 and September 24, 2017.
Dividends
We declared cash dividends totaling $1.2 billion ($4.20 per share) and $2.3 billion ($8.20 per share) during the quarter and nine months ended September 30, 2018. The 2018 dividend amounts include the declaration of our 2018 fourth quarter dividend of $2.20 per share, an increase of $0.20 over the third quarter 2018 dividend, which totaled $569 million. We did not declare any cash dividends during the third quarter of 2017 but we declared cash dividends of $1.6 billion ($5.46 per share) during the nine months ended September 24, 2017. Our third quarter 2017 dividend of $528 million ($1.82 per share) was declared during the second quarter of 2017.
Restricted Stock Unit Grants
During the nine months ended September 30, 2018, we granted certain employees approximately 0.4 million RSUs with a grant date fair value of $353.99 per RSU. The grant date fair value of these RSUs is equal to the closing market price of our common stock on the grant date less a discount to reflect the delay in payment of dividend-equivalent cash payments that are made only upon vesting, which is generally three years from the grant date. We recognize the grant date fair value of RSUs, less estimated forfeitures, as compensation expense ratably over the requisite service period, which is shorter than the vesting period if the employee is retirement eligible on the date of grant or will become retirement eligible before the end of the vesting period.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

 Accumulated Other Comprehensive Loss
Changes in the balance of AOCL, net of tax, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL
Balance at December 31, 2017	$(12,559)	$20	$(12,539)
Other comprehensive income before reclassifications	—	(53)	(53)
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	1,092	—	1,092
Amortization of net prior service credits (a)	(192)	—	(192)
Other	—	23	23
Total reclassified from AOCL	900	23	923
Total other comprehensive income	900	(30)	870
Reclassification of income tax effects from tax reform (b)	(2,396)	(12)	(2,408)
Balance at September 30, 2018	$(14,055)	$(22)	$(14,077)

Balance at December 31, 2016	$(11,981)	$(121)	$(12,102)
Other comprehensive income before reclassifications	3	123	126
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	774	—	774
Amortization of net prior service credits (a)	(172)	—	(172)
Other	—	14	14
Total reclassified from AOCL	602	14	616
Total other comprehensive income	605	137	742
Balance at September 24, 2017	$(11,376)	$16	$(11,360)

(a)
Reclassifications from AOCL related to our postretirement benefit plans were recorded as a component of net periodic benefit cost for each period presented (see “Note 7 – Postretirement Benefit Plans”). These amounts include $300 million and $200 million, net of tax, for the quarters ended September 30, 2018 and September 24, 2017, which are comprised of the recognition of net actuarial losses of $364 million and $258 million for the quarters ended September 30, 2018 and September 24, 2017 and the amortization of net prior service credits of $(64) million and $(58) million for the quarters ended September 30, 2018 and September 24, 2017.

(b)
We reclassified the impact of the income tax effects related to the Tax Cuts and Jobs Act of 2017 (the Tax Act) from AOCL during the first quarter of 2018 to retained earnings by the same amount with zero impact to total equity. See ASU 2018-02 in “Note 12 – Recent Accounting Pronouncements” for additional information.

NOTE 11 – OTHER
Short-Term Debt and Commercial Paper
As of September 30, 2018, we had $1.2 billion of short-term borrowings due within one year, of which $750 million was comprised of our 1.85% notes and $490 million was comprised of commercial paper borrowings with a weighted-average rate of 2.35%. As of December 31, 2017 we had $750 million of short-term borrowings comprised of our 1.85% notes and no commercial paper borrowings outstanding.
On August 24, 2018, we entered into a new $2.5 billion revolving credit facility (the 5-year Facility) with various banks that is available for general corporate purposes and which has an expiration date of August 24, 2023. The undrawn portion of the 5-year Facility is also available to serve as a backup facility for the issuance of commercial paper. We may request and the banks may grant, at their discretion, an increase in the borrowing capacity under the 5-year Facility of up to an additional $500 million. There were no borrowings outstanding under the 5-year Facility at September 30, 2018.
In September 2017, we issued notes totaling approximately $1.6 billion with a fixed interest rate of 4.09%, maturing in September 2052 in exchange for outstanding notes totaling approximately $1.4 billion with fixed interest rates ranging from 4.70% to 8.50% maturing 2029 to 2046. In connection with the exchange of principal, we paid a premium of $237 million, substantially all of which was in the form of new notes.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

Equity Method Investee Impairment
During the quarter ended March 26, 2017, equity earnings included a charge recorded of approximately $64 million ($40 million, or $0.14 per share, after tax), which represented our portion of a non-cash asset impairment related to certain long-lived assets held by our equity method investee, AMMROC. As of September 30, 2018, our equity method investment in AMMROC totaled approximately $560 million. We are continuing to monitor this investment in light of ongoing performance, business base and economic issues and we may have to record our portion of additional charges, or an impairment of our investment, or both, should the carrying value of our investment exceed its fair value. These charges could adversely affect our results of operations.
Severance and Restructuring Charges
During the second quarter of 2018, we recorded charges totaling $96 million ($76 million, or $0.26 per share, after tax) related to certain severance and restructuring actions at our RMS business segment. These charges consist of $75 million of severance costs for the planned elimination of certain positions through either voluntary or involuntary actions and $21 million of asset impairment charges associated with our decision to consolidate certain operations. Upon separation, terminated employees will receive lump-sum severance payments primarily based on years of service, a majority of which we expect to pay by the end of 2019. These actions resulted from a strategic review of our RMS business segment and are intended to improve the efficiency of our operations and better align our organization and cost structure with changing economic conditions. We expect to recover a portion of the severance and restructuring charges through the pricing of our products and services to the U.S. Government and other customers in future periods, which will be included in RMS’ operating results. During the quarter and nine months ended September 30, 2018, we paid approximately $10 million in severance payments associated with these actions.
Income Taxes
Our effective income tax rates were 6.5% and 12.9% for the quarter and nine months ended September 30, 2018, and 25.8% and 26.3% for the quarter and nine months ended September 24, 2017. The lower rate for the quarter and nine months ended September 30, 2018 was primarily due to the reduction of the federal statutory rate from 35% to 21% and the deduction for foreign derived intangible income, both as a result of the Tax Cuts and Jobs Act of 2017 (the Tax Act) enacted in December 2017. The rates for both periods benefited from tax deductions for dividends paid to our defined contribution plans with an employee stock ownership plan feature, tax deductions for employee equity awards, and the research and development tax credit. The rate for the quarter and nine months ended September 30, 2018 benefited from our change in a tax accounting method recorded discretely in this quarter, reflecting a 2012 Court of Federal Claims decision, which held that the tax basis in certain assets should be increased and realized upon the assets’ disposition. The rate for the quarter and nine months ended September 24, 2017 benefited from tax deductions for U.S. manufacturing activities, which the Tax Act repealed for years after 2017.
While we have substantially completed our provisional analysis of the income tax effects of the Tax Act as of December 31, 2017 and recorded a reasonable estimate in 2017 of such effects, actual effects may differ, possibly materially, due to, among other things, further refinement of our calculations, changes in interpretations and assumptions that we have made, additional guidance that may be issued by the U.S. Government, and actions and related accounting policy decisions we may take as a result of the Tax Act. We will complete our analysis of the impact of the Tax Act for 2017 over a one-year measurement period ending December 22, 2018, and any adjustments during this measurement period will be included in net earnings as an adjustment to income tax expense in the reporting period when such adjustments are determined. During the first nine months of 2018 we have not identified any material change to the net one-time charge for the year ended December 31, 2017 related to the Tax Act.
NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS
Recent Accounting Pronouncements Adopted
Effective January 1, 2018, we adopted ASC 606, which replaces existing revenue recognition guidance and outlines a single set of comprehensive principles for recognizing revenue under GAAP. Among other things, ASC 606 requires entities to assess the products or services promised in contracts with customers at contract inception to determine the appropriate unit at which to record revenues, which is referred to as a performance obligation. Revenue is recognized when control of the promised products or services is transferred to customers at an amount that reflects the consideration

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

to which the entity expects to be entitled to in exchange for those products or services. Prior to the adoption of ASC 606, we recognized the majority of our revenues using the percentage-of-completion method of accounting. Based on the nature of products provided or services performed, revenue was recorded as costs were incurred (the percentage-of-completion cost-to-cost method) or as units were delivered (the percentage-of-completion units-of-delivery method). For most of our contracts, the customer obtains control or receives benefits as we perform on the contract. As a result, under ASC 606 revenue is recognized over a period of time utilizing the percentage-of-completion cost-to-cost method. This change generally results in an acceleration of revenue for contracts that were historically accounted for using the percentage-of-completion units-of-delivery method as revenues are now recognized earlier in the performance period as we incur costs. For more information on our policy for recognizing revenue under ASC 606, see “Note 2 – Significant Accounting Policy Updates.” Significant programs impacted by these changes include the C-130J and C-5 programs in our Aeronautics business segment; tactical missile programs (Hellfire and Joint Air-to-Surface Standoff Missile (JASSM)), Patriot Advanced Capability-3 (PAC-3), and fire control programs (LANTIRN® and SNIPER®) in our MFC business segment; the Black Hawk® and Seahawk® helicopter programs in our RMS business segment; and commercial satellite programs in our Space business segment.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

The following tables summarize the effects of adopting ASC 606 and ASU 2017-07 on our consolidated statement of earnings for the quarter and nine months ended September 24, 2017 (unaudited; in millions, except per share data):

	Quarter Ended
		Adjustments for
	Historical	ASC 606	ASU 2017-07	Adjusted
Net sales
Products	$10,496	$132	$—	$10,628
Services	1,673	40	—	1,713
Total net sales	12,169	172	—	12,341
Cost of sales
Products	(9,481)	(63)	—	(9,544)
Services	(1,513)	(71)	—	(1,584)
Other unallocated, net	176	—	211	387
Total cost of sales	(10,818)	(134)	211	(10,741)
Gross profit	1,351	38	211	1,600
Other income, net	77	—	—	77
Operating profit	1,428	38	211	1,677
Interest expense	(162)	—	—	(162)
Other non-operating expense, net	(7)	—	(211)	(218)
Earnings before income taxes	1,259	38	—	1,297
Income tax expense	(320)	(14)	—	(334)
Net earnings	$939	$24	$—	$963

Earnings per common share
Basic	$3.27	$0.08	$—	$3.35
Diluted	$3.24	$0.08	$—	$3.32
Cash dividends paid per common share	$1.82	$—	$—	$1.82

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

	Nine Months Ended
		Adjustments for
	Historical	ASC 606	ASU 2017-07	Adjusted
Net sales
Products	$30,837	$26	$—	$30,863
Services	5,074	179	—	5,253
Total net sales	35,911	205	—	36,116
Cost of sales
Products	(27,919)	69	—	(27,850)
Services	(4,547)	(177)	—	(4,724)
Other unallocated, net	484	—	636	1,120
Total cost of sales	(31,982)	(108)	636	(31,454)
Gross profit	3,929	97	636	4,662
Other income, net	133	—	—	133
Operating profit	4,062	97	636	4,795
Interest expense	(477)	—	—	(477)
Other non-operating expense, net	(8)	—	(636)	(644)
Earnings before income taxes	3,577	97	—	3,674
Income tax expense	(933)	(34)	—	(967)
Net earnings	$2,644	$63	$—	$2,707

Earnings per common share
Basic	$9.16	$0.22	$—	$9.38
Diluted	$9.08	$0.21	$—	$9.29
Cash dividends paid per common share	$5.46	$—	$—	$5.46
As a result of the increase in net earnings, our comprehensive income for the quarter and nine months ended September 24, 2017 increased by $24 million to $1.2 billion and increased by $63 million to $3.4 billion.

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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

The following table summarizes the effects of adopting ASC 606 on certain components within our net cash provided by operating activities for the nine months ended September 24, 2017 (ASC 606 had no impact on total operating cash flows or cash flows from investing and financing activities) (unaudited; in millions):

		Adjustments for
	Historical	ASC 606	Adjusted
Operating activities
Net earnings	$2,644	$63	$2,707
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	880	—	880
Stock-based compensation	133	—	133
Changes in assets and liabilities
Receivables, net	(819)	(15)	(834)
Contract assets	—	(228)	(228)
Inventories	(133)	67	(66)
Accounts payable	1,229	—	1,229
Contract liabilities (a)	(581)	89	(492)
Postretirement benefit plans	1,012	—	1,012
Income taxes	(202)	—	(202)
Other, net	801	24	825
Net cash provided by operating activities	$4,964	$—	$4,964

(a)	Formerly referred to as customer advances and amounts in excess of costs incurred.
Effective January 1, 2018, we also adopted ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides entities an option to reclassify certain tax effects as a result of the Tax Act from accumulated other comprehensive income or loss to retained earnings. The adoption of ASU 2018-02 increased our AOCL at January 1, 2018 by $2.4 billion with a corresponding increase to retained earnings by the same amount with zero impact to total equity. The reclassification was primarily related to the impact of the Tax Act on deferred tax assets associated with net actuarial losses (and prior service credits) resulting from our defined benefit pension and other postretirement benefit plans that were originally recorded in AOCL within equity. Those amounts were originally recorded net of deferred tax benefits based on the federal statutory income tax rate in effect at the time they were recorded. GAAP requires entities to remeasure deferred tax assets and liabilities as a result of a change in tax laws or rates, with the impacts reflected in earnings. Accordingly, in the fourth quarter of 2017, we remeasured the deferred tax assets associated with our AOCL using the lower U.S. corporate income tax rate under the Tax Act, with the impacts of the remeasurement recorded as a one-time charge to earnings. Prior to ASU 2018-02, GAAP required the original deferred tax amount recorded in accumulated other comprehensive income or loss, to remain at the old tax rate despite the fact that its related deferred tax asset or liability was remeasured as a result of the Tax Act. ASU 2018-02 allows entities to record a one-time reclassification of these tax effects between accumulated other comprehensive income or loss and retained earnings. We reclassified the impact of the income tax effects of the Tax Act from AOCL in the period in which they occurred.
Recent Accounting Pronouncements Not Yet Adopted
In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements For Defined Benefit Plans. The new standard modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing and adding certain disclosures for these plans. The effective date is our fiscal year ending December 31, 2020 with early adoption permitted and requires application on a retrospective basis. The adoption will not have a material effect on the Company’s consolidated financial statements.
In August 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-12, Derivatives and Hedging (Topic 815), which eliminates the requirement to separately measure and report hedge ineffectiveness. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted and required application on a

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

retrospective basis. We do not expect a significant impact to our consolidated assets and liabilities, net earnings, or cash flows as a result of adopting this new standard. We plan to adopt the new standard effective January 1, 2019.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended, which requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for most lease arrangements and expands disclosures about leasing arrangements for both lessees and lessors, among other items. The new standard is effective for fiscal years beginning after December 15, 2018, which makes the new standard effective for us on January 1, 2019. We may apply the transition provisions of ASU 2016-02, as amended, either at the beginning of the earliest period presented in our fiscal year 2019 Form 10-K, which would be January 1, 2017, or on the effective date of adoption, which would be January 1, 2019. Among other requirements, the transition provisions require the lessee to recognize a right-of-use asset and liability for most existing lease arrangements on the date the transition provisions are applied. We have elected to apply the transition provisions of this new standard on January 1, 2019. Therefore, periods prior to the effective date of adoption will continue to be reported using current GAAP (ASC 840).
We commenced our evaluation of the impact of the new lease accounting standard in late 2016 by evaluating its impact on selected contracts. With this baseline understanding, we developed a project plan to evaluate numerous contracts across our corporation, develop processes and tools to implement the new standard and identify and design changes to internal controls by January 1, 2019. We have successfully identified and classified our lease population and we continued to perform under the project plan through the end of the third quarter of 2018. The majority of our existing lease arrangements are classified as operating leases, which we expect will continue to be classified as operating under the new standard. Based on the net present value of leases outstanding at September 30, 2018, we expect to record a right-of-use asset and lease liability of approximately $1.1 billion each, on our balance sheet upon adoption of the new standard on January 1, 2019. We do not anticipate that adoption of the new standard will have a significant impact on our net earnings or cash flows.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Lockheed Martin Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Lockheed Martin Corporation (the Corporation) as of September 30, 2018, the related consolidated statements of earnings and comprehensive income for the quarters and nine months ended September 30, 2018 and September 24, 2017 and consolidated statements of cash flows and equity for the nine months ended September 30, 2018 and September 24, 2017, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
October 25, 2018

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS OVERVIEW
We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics, system integration and cybersecurity services. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. During the nine months ended September 30, 2018, 71% of our $39.4 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 60% from the Department of Defense (DoD)), 27% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government) and 2% were from U.S. commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security and information technology, including cybersecurity.
2018 Financial Outlook
We currently expect 2018 net sales will increase by approximately 6.0% from 2017 levels. The projected growth is driven by increased production and sustainment volume on the F-35 program at our Aeronautics business segment as well as increased volume in tactical and strike missiles programs and sensors and global sustainment at our Missiles and Fire Control (MFC) business segment. Segment operating profit is expected to increase in the low-double digit range from 2017 levels driven primarily by improved performance at our Rotary and Mission Systems (RMS) business segment. We, therefore, continue to expect that 2018 segment operating profit margin will also exceed our 2017 margin of 10.2%. We expect cash from operations to be greater than or equal to $3.4 billion in 2018. Comparisons to 2017 results in this paragraph reflect changes resulting from the adoption of ASC 606. Changes in circumstances may require us to revise our assumptions, which could materially change our current estimate of 2018 net sales and operating profit margin. For additional information related to trends in net sales and operating profit at our business segments, see the “Business Segment Results of Operations” discussion below.
2019 Financial Trends
We expect our 2019 net sales to increase by 5.0% to 6.0% as compared to our current 2018 net sales outlook. Total business segment operating margin in 2019 is expected to be in the 10.5% to 10.8% range and cash from operations is expected to be greater than or equal to $7.0 billion. The preliminary outlook for 2019 assumes the U.S. Government continues to support and fund our key programs, consistent with the government fiscal year 2018 budget. Changes in circumstances may require us to revise our assumptions, which could materially change our current estimate of 2019 net sales, operating margin and cash flows.
We expect the net 2019 FAS/CAS pension benefit to be approximately $1.5 billion assuming a 4.125% discount rate (a 50 basis point increase from the end of 2017), a 1.0% return on plan assets in 2018, and a 7.00% expected long-term rate of return on plan assets in future years (a 50 basis point decrease from the end of 2017), among other assumptions. We do not expect to make contributions to our qualified defined benefit pension plans in 2019. A change of plus or minus 25 basis points to the assumed discount rate, with all other assumptions held constant, would result in an incremental increase or decrease of approximately $120 million to the estimated net 2019 FAS/CAS pension adjustment. A change of plus or minus 100 basis points to the return on plan assets in 2018 only, with all other assumptions held constant, would increase or decrease the net 2019 FAS/CAS pension adjustment by approximately $20 million. We will finalize the postretirement benefit plan assumptions and determine the 2018 actual return on plan assets on December 31, 2018. The final assumptions and actual investment return for 2018 may differ materially from those discussed above.
The following discussion is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and with our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K).
INDUSTRY CONSIDERATIONS
U.S. Government Funding
On September 28, 2018 the Department of Defense and Labor, Health and Human Services, and Education Appropriations Act, 2019 and Continuing Appropriations Act, 2019 (the Appropriations Act) was passed by Congress and signed into law. The Appropriations Act provides discretionary funding for the Department of Defense (DoD) and the other titled agencies for fiscal year (FY) 2019 (the U.S. Government’s fiscal year begins on October 1 and ends on September 30). The Appropriations Act provides funding for the DoD for FY 2019 of $674.4 billion and the previously enacted Military Construction and Veteran’s Affairs appropriations provides additional funding for the DoD for FY 2019 of $10.3 billion, bringing total funding for the DoD for FY 2019 to $685 billion, which is comprised of $617 billion in base funding and
$68 billion for the Overseas Contingency Operations (OCO) account to support the Global War on Terrorism (GWOT). The Appropriations Act adheres to the recently enacted Bipartisan Budget Act of 2018 (BBA of 2018), which provided an additional $80 billion for national defense over two years in FY 2018 and FY 2019. This was the largest year over year increase in base funding for the DoD in 15 years. Additionally, the Appropriations Act included a continuing resolution which funds the remainder of the U.S. Government agencies and departments through December 7, 2018.
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
CONSOLIDATED RESULTS OF OPERATIONS
Effective January 1, 2018, we adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, as amended (Topic 606) (commonly referred to as ASC 606), which changed the way we recognize revenue for certain contracts. In addition, effective January 1, 2018, we adopted ASU 2017-07, Compensation-Retirement Benefits, which changed the statement of earnings presentation of certain components of pension and other postretirement benefit plan expense. The amounts for all periods presented in this Form 10-Q have been adjusted to reflect these new methods of accounting. See “Note 12 – Recent Accounting Pronouncements” included in our Notes to Consolidated Financial Statements for more information regarding the adoption of these standards.
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

Our consolidated results of operations were as follows (in millions, except per share data):

	Quarters Ended		Nine Months Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Net sales	$14,318	$12,341	$39,351	$36,116
Cost of sales	(12,397)	(10,741)	(34,019)	(31,454)
Gross profit	1,921	1,600	5,332	4,662
Other income, net	42	77	151	133
Operating profit	1,963	1,677	5,483	4,795
Interest expense	(177)	(162)	(497)	(477)
Other non-operating expense, net	(211)	(218)	(631)	(644)
Earnings before income taxes	1,575	1,297	4,355	3,674
Income tax expense	(102)	(334)	(562)	(967)
Net earnings	$1,473	$963	$3,793	$2,707
Diluted earnings per common share	$5.14	$3.32	$13.21	$9.29
Certain amounts reported in other income, net, primarily our share of earnings or losses from equity method investees, are included in the operating profit of our business segments. Accordingly, such amounts are included in the discussion of our business segment results of operations.
Net Sales
We generate sales from the delivery of products and services to our customers. Our consolidated net sales were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Products	$11,918	$10,628	$32,830	$30,863
% of total net sales	83.2%	86.1%	83.4%	85.5%
Services	2,400	1,713	6,521	5,253
% of total net sales	16.8%	13.9%	16.6%	14.5%
Total net sales	$14,318	$12,341	$39,351	$36,116
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
Product Sales
Product sales increased $1.3 billion, or 12%, during the quarter ended September 30, 2018 compared to the same period in 2017. The increase in product sales was primarily due to higher product sales of approximately $605 million at Aeronautics; about $270 million at RMS; about $260 million at MFC and about $160 million at Space. Higher product sales at Aeronautics was primarily due to higher production volume for the F-35 and higher volume on modernization contracts for the F-16. The increase at RMS was primarily due to increased production volume for integrated warfare systems and sensors (IWSS) programs (primarily radar surveillance systems). Higher product sales at MFC was primarily due to increased volume for tactical and strike missiles programs (primarily classified programs and precision fires) and the increase at Space was primarily due to higher volume for strategic and missile defense programs (primarily fleet ballistic missiles) and for Orion.

Product sales increased $2.0 billion, or 6%, during the nine months ended September 30, 2018 compared to the same period in 2017. The increase in product sales was primarily due to higher product sales of approximately $1.0 billion at Aeronautics; about $615 million at MFC; about $380 million at RMS. Higher products sales at Aeronautics was primarily due to higher production volume for the F-35 and higher volume on modernization contracts for the F-16. The increase at MFC was primarily due to increased volume for tactical and strike missiles programs (primarily classified programs and precision fires). The increase at RMS was primarily due to increased production volume for IWSS programs (primarily radar surveillance systems).
Service Sales
Service sales increased $687 million, or 40%, during the quarter ended September 30, 2018 compared to the same period in 2017. The increase in service sales was primarily due to higher service sales of approximately $325 million at Aeronautics; about $210 million at RMS; about $95 million at Space. The increase in service sales at Aeronautics was primarily due to higher sustainment volume for the F-35 and F-22 programs. Higher service sales at RMS was primarily due to increased volume for various Sikorsky helicopter sustainment and C6ISR (command, control, communications, computers, cyber, combat systems, intelligence, surveillance, and reconnaissance) programs. The increase in service sales at Space was primarily due to increased volume on government satellite services.
Service sales increased $1.3 billion, or 24%, during the nine months ended September 30, 2018 compared to the same period in 2017. The increase in service sales was primarily due to higher service sales of approximately $560 million at Aeronautics; about $350 million at RMS; about $225 million at Space. The increase in service sales at Aeronautics was primarily due to higher sustainment volume for the F-35 and F-22 programs. Higher service sales at RMS was primarily due to increased volume for various Sikorsky helicopter sustainment and for C6ISR programs. The increase in service sales at Space was primarily due to increased volume on government satellite services.
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

	Quarters Ended		Nine Months Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Cost of sales – products	$(10,701)	$(9,544)	$(29,391)	$(27,850)
% of product sales	89.8%	89.8%	89.5%	90.2%
Cost of sales – services	(2,070)	(1,584)	(5,726)	(4,724)
% of service sales	86.3%	92.5%	87.8%	89.9%
Severance and restructuring charges	—	—	(96)	—
Other unallocated, net	374	387	1,194	1,120
Total cost of sales	$(12,397)	$(10,741)	$(34,019)	$(31,454)
The following discussion of material changes in our consolidated cost of sales for products and services should be read in tandem with the preceding discussion of changes in our consolidated net sales and our business segment results of operations. We have not identified any developing trends in cost of sales for products and services that would have a material impact on our future operations.
Product Costs
Product costs increased $1.2 billion, or 12%, during the quarter ended September 30, 2018 compared to the same period in 2017. The increase in product costs was primarily due to higher product costs of approximately $540 million at Aeronautics; about $285 million at RMS; and about $225 million at MFC. Higher product costs at Aeronautics was primarily due to higher production volume for the F-35 and higher volume on modernization contracts for the F-16. The increase in product costs at RMS was primarily due to increased production volume for IWSS programs (primarily radar surveillance systems). Higher product costs at MFC was primarily due to increased volume for tactical and strike missiles programs (primarily classified programs and precision fires).
Product costs increased $1.5 billion, or 6%, during the nine months ended September 30, 2018 compared to the same period in 2017. The increase in product costs was primarily due to higher product costs of approximately $980 million at Aeronautics and about $540 million at MFC. Higher product costs at Aeronautics was primarily due to higher production volume for the F-35 and higher volume on modernization contracts for the F-16. The increase in product costs at MFC was primarily due to increased volume for tactical and strike missiles programs (primarily classified programs and precision fires).
Service Costs
Service costs increased $486 million, or 31%, during the quarter ended September 30, 2018 compared to the same period in 2017. The increase in service costs was primarily due to higher service costs of approximately $280 million at Aeronautics; about $90 million at RMS; and about $60 million at Space. The increase in service costs at Aeronautics was primarily due to higher sustainment volume for the F-35 program and F-22 programs. Higher service costs at RMS was primarily due to increased volume for various C6ISR programs. The increase in service costs at Space was primarily due to increased volume on government satellite services.
Service costs increased $1.0 billion, or 21%, during the nine months ended September 30, 2018 compared to the same period in 2017. The increase in service costs was primarily due to higher service costs of approximately $480 million at Aeronautics; about $255 million at RMS; and about $150 million at Space. The increase in service costs at Aeronautics was primarily due to higher sustainment volume for the F-35 program and F-22 programs. Higher service costs at RMS was primarily due to increased volume for various C6ISR and IWSS programs. The increase in service costs at Space was primarily due to increased volume on government satellite services.
Severance and Restructuring Charges
During the second quarter of 2018, we recorded charges totaling $96 million ($76 million, or $0.26 per share, after tax) related to certain severance and restructuring actions at our RMS business segment. These charges consist of $75 million of severance costs for the planned elimination of certain positions through either voluntary or involuntary actions and $21 million of asset impairment charges associated with our decision to consolidate certain operations. Upon separation, terminated employees will receive lump-sum severance payments primarily based on years of service, a majority of which we expect to pay by the end of 2019. These actions resulted from a strategic review of our RMS business segment and are intended to improve the efficiency of our operations and better align our organization and cost structure with changing economic conditions. We expect to recover a portion of the severance and restructuring charges through the pricing of our products and services to the U.S. Government and other customers in future periods, which will be included in RMS’ operating results. During the quarter and nine months ended September 30, 2018, we paid approximately $10 million in severance payments associated with these actions.
Other Unallocated, Net
Other unallocated, net primarily includes the FAS/CAS operating adjustment (which represents the difference between CAS pension cost recorded in our business segments’ results of operations and the service cost component of FAS pension expense), stock-based compensation expense and other corporate costs. These items are not allocated to the business segments and, therefore, are excluded from the cost of sales for products and services. Other unallocated, net was a net reduction to expense of $374 million and $1.2 billion during the quarter and nine months ended September 30, 2018 compared to $387 million and $1.1 billion during the quarter and nine months ended September 24, 2017. Other unallocated, net during the quarters ended September 30, 2018 and September 24, 2017 was comparable. The increase in other unallocated, net during the nine months ended September 30, 2018 was primarily due to the change in the FAS/CAS operating adjustment (see “Business Segment Results of Operations” discussion below for more detail).
Other Income, Net
Other income, net primarily includes our share of earnings or losses from equity method investees. During the quarter and nine months ended September 30, 2018, other income, net was $42 million and $151 million, compared to $77 million and $133 million during the quarter and nine months ended September 24, 2017. The decrease for the quarter ended September 30, 2018 was primarily attributable to lower earnings generated by equity method investees. The increase for the nine months ended September 30, 2018 was primarily attributable to our portion of a non-cash asset impairment charge recorded in the first quarter of 2017 by our equity method investee, Advanced Military Maintenance, Repair and Overhaul Center LLC (AMMROC), of approximately $64 million ($40 million, or $0.14 per share, after tax), partially offset by lower earnings generated by equity method investees.
Other Non-operating Expense, Net
Other non-operating expense, net primarily includes the non-service cost components of FAS pension and other postretirement benefit plan expense (i.e., interest cost, expected return on plan assets, net actuarial gains or losses, and amortization of prior service cost or credits) related to our postretirement benefit plans. Other non-operating expense, net decreased slightly during the quarter and nine months ended September 30, 2018 as compared to the same periods in 2017.
Income Tax Expense
Our effective income tax rates were 6.5% and 12.9% for the quarter and nine months ended September 30, 2018, and 25.8% and 26.3% for the quarter and nine months ended September 24, 2017. The lower rate for the quarter and nine months ended September 30, 2018 was primarily due to the reduction of the federal statutory rate from 35% to 21% and the deduction for foreign derived intangible income, both as a result of the Tax Act enacted in December 2017. The rates for both periods benefited from tax deductions for dividends paid to our defined contribution plans with an employee stock ownership plan feature, tax deductions for employee equity awards, and the research and development tax credit. The rate for the quarter and nine months ended September 30, 2018 benefited from our change in a tax accounting method recorded discretely in this quarter, reflecting a 2012 Court of Federal Claims decision, which held that the tax basis in certain assets should be increased and realized upon the assets’ disposition. The rate for the quarter and nine months ended September 24, 2017 benefited from tax deductions for U.S. manufacturing activities, which the Tax Act repealed for years after 2017.
While we have substantially completed our provisional analysis of the income tax effects of the Tax Act as of December 31, 2017 and recorded a reasonable estimate in 2017 of such effects, actual effects may differ, possibly materially, due to, among other things, further refinement of our calculations, changes in interpretations and assumptions that we have made, additional guidance that may be issued by the U.S. Government, and actions and related accounting policy decisions we may take as a result of the Tax Act. We will complete our analysis of the impact of the Tax Act for 2017 over a one-year measurement period ending December 22, 2018, and any adjustments during this measurement period will be included in net earnings as an adjustment to income tax expense in the reporting period when such adjustments are determined. During the first nine months of 2018 we have not identified any material change to the net one-time charge for the year ended December 31, 2017 related to the Tax Act.
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
Net Earnings
We reported net earnings of $1.5 billion ($5.14 per share) and $3.8 billion ($13.21 per share) during the quarter and nine months ended September 30, 2018, compared to $963 million ($3.32 per share) and $2.7 billion ($9.29 per share) during the quarter and nine months ended September 24, 2017. Both net earnings and earnings per share were affected by the factors mentioned above. Earnings per share also benefited from a net decrease of approximately 2.3 million shares outstanding from September 24, 2017 to September 30, 2018 as a result of share repurchases, partially offset by share issuance under our stock-based awards and certain defined contribution plans.

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
We operate in four business segments: Aeronautics, MFC, RMS and Space. We organize our business segments based on the nature of the products and services offered. During the third quarter of 2018 we realigned certain programs among the lines of business at MFC. The amounts discussed and presentation of our MFC lines of business results reflect this realignment for all periods presented.
Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation. Operating profit of our business segments includes our share of earnings or losses from equity method investees as the operating activities of the equity method investees are closely aligned with the operations of our business segments. In addition, operating profit of our business segments includes total pension costs recoverable on U.S. Government contracts as determined in accordance with U.S. Government cost accounting standards (CAS). Operating profit of the business segments excludes the FAS/CAS operating adjustment for our qualified defined benefit pension plans (described below); the adjustment from CAS to the FAS service cost component for all other postretirement benefit plans; expense for stock-based compensation; the effects of items not considered part of management’s evaluation of segment operating performance, such as charges related to significant severance actions and certain asset impairments; gains or losses from significant divestitures; the effects of certain legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. See “Note 2 – Significant Accounting Policy Updates” included in our Notes to Consolidated Financial Statements for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Net sales
Aeronautics	$5,642	$4,716	$15,361	$13,758
Missiles and Fire Control	2,273	1,957	6,035	5,290
Rotary and Mission Systems	3,848	3,363	10,637	9,904
Space	2,555	2,305	7,318	7,164
Total net sales	$14,318	$12,341	$39,351	$36,116
Operating profit
Aeronautics	$600	$513	$1,646	$1,519
Missiles and Fire Control	332	298	872	785
Rotary and Mission Systems (a)	361	257	1,013	656
Space	293	219	831	765
Total business segment operating profit	1,586	1,287	4,362	3,725
Unallocated items
FAS/CAS operating adjustment (b)	451	403	1,353	1,210
Stock-based compensation	(50)	(32)	(148)	(133)
Severance and restructuring charges (c)	—	—	(96)	—
Other, net (d)	(24)	19	12	(7)
Total unallocated items	377	390	1,121	1,070
Total consolidated operating profit	$1,963	$1,677	$5,483	$4,795

(a)
Operating profit at our RMS business segment for the nine months ended September 24, 2017 includes a charge of $120 million ($74 million, or $0.25 per share, after tax) recognized in the first quarter of 2017 for performance matters on the EADGE-T contract. See “Note 2 – Significant Accounting Policy Updates” (under the caption “Revenue Recognition”) included in our Notes to Consolidated Financial Statements for more information.

(b)
The FAS/CAS operating adjustment represents the difference between the service cost component of FAS pension expense and total pension costs recoverable on U.S. Government contracts as determined in accordance with CAS. For a detail of the FAS/CAS operating adjustment and the total net FAS/CAS pension adjustment, see the table below.

(c)
Unallocated items for the nine months ended September 30, 2018 includes severance and restructuring charges totaling $96 million ($76 million, or $0.26 per share, after tax) recognized in the second quarter of 2018 for planned workforce reductions and the consolidation of certain operations at our RMS business segment. See “Note 11 – Other” (under the caption “Severance and Restructuring Charges”) included in our Notes to Consolidated Financial Statements for more information.

(d)
Other, net for the nine months ended September 24, 2017 includes a $64 million charge ($40 million, or $0.14 per share, after tax) recognized in the first quarter of 2017, which represents our portion of a non-cash asset impairment charge recorded by our equity method investee, AMMROC. See “Note 11 – Other” (under the caption “Equity Method Investee Impairment”) included in our Notes to Consolidated Financial Statements for more information.

Our total net FAS/CAS pension adjustment for the quarters and nine months ended September 30, 2018 and September 24, 2017, including the service and non-service cost components of FAS pension expense for our qualified defined benefit pension plans, were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Total FAS expense and CAS costs
FAS pension expense	$(356)	$(342)	$(1,069)	$(1,030)
Less: CAS pension cost	608	562	1,825	1,686
Net FAS/CAS pension adjustment	$252	$220	$756	$656

Service and non-service cost reconciliation
FAS pension service cost	$(157)	$(159)	$(472)	$(476)
Less: CAS pension cost	608	562	1,825	1,686
FAS/CAS operating adjustment	451	403	1,353	1,210
Non-operating FAS pension expense(a)	(199)	(183)	(597)	(554)
Net FAS/CAS pension adjustment	$252	$220	$756	$656

(a)
We record the non-service cost components of net periodic benefit cost as part of other non-operating expense, net in the consolidated statement of earnings. The non-service cost components in the table above relate only to our qualified defined benefit pension plans. We incurred total non-service costs for our qualified defined benefit pension plans in the table above, along with similar costs for our other postretirement benefit plans of $16 million and $49 million for the quarters and nine months ended September 30, 2018 and $28 million and $82 million for the quarters and nine months ended September 24, 2017.

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
We have a program, EADGE-T, to design, integrate, and install an air missile defense command, control, communications, computers – intelligence (C4I) system for an international customer that has experienced performance matters and for which we have periodically accrued reserves. During the first quarter of 2017, we revised our estimated costs to complete the EADGE-T contract as a consequence of ongoing performance matters and recorded an additional charge of $120 million ($74 million or $0.25 per share, after tax) at our RMS business segment, which resulted in cumulative losses of approximately $260 million on this program. As of September 30, 2018, cumulative losses remained at approximately $260 million. We continue to monitor program requirements and our performance. At this time, we do not anticipate additional charges that would be material to our operating results or financial condition.
We have two commercial satellite programs, for the delivery of three satellites in total, at our Space business segment, for which we have experienced performance issues related to the development and integration of a modernized LM 2100 satellite platform. These commercial programs require the development of new satellite technology to enhance the LM 2100’s power, propulsion and electronics, among other items. The enhanced LM 2100 satellite platform is expected to benefit other commercial and government satellite programs. We have periodically revised our estimated costs to complete these developmental commercial programs. During the first six months of 2018, we recorded losses of approximately $75 million ($56 million, or $0.20 per share, after tax), which resulted in cumulative losses of approximately $380 million for these programs. As of September 30, 2018, cumulative losses remain at approximately $380 million. While these losses reflect our estimated total losses on the programs, we will continue to incur unrecoverable general and administrative costs each period until we complete these programs. These programs remain developmental and further challenges in the delivery and integration of new satellite technology, anomalies discovered during system testing requiring repair or rework, further schedule delays and potential penalties could require that we record additional loss reserves which could be material to our operating results. As we did not meet the July 2018 delivery requirement on one of the programs, the customer could seek to exercise a termination right, but we believe that the probability that this will occur is remote as the customer has an immediate need for the satellites. Were the customer to seek to exercise a termination right and be successful in this effort, we would have to refund the payments we have received and pay certain penalties. On the other program, we currently anticipate delivering the satellite before the date upon which the customer could seek to exercise a termination right although we may have to pay certain penalties and have sought to address this possibility in our reserves.
We are responsible for designing, developing and installing an upgraded turret for the Warrior Capability Sustainment Program. During the first six months of 2018, we revised our estimated costs to complete the program as a consequence of performance issues, and recorded a reserve of $85 million ($64 million, or $0.22 per share, after tax) at our MFC business segment, which resulted in cumulative losses of approximately $140 million on this program. As of September 30, 2018, cumulative losses remain at approximately $140 million. We may continue to experience issues related to customer requirements and our performance under this contract and have to record additional reserves. However, based on the losses already recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our operating results or financial condition.
Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit by approximately $545 million and $1.4 billion during the quarter and nine months ended September 30, 2018 and $365 million and $1.2 billion during the quarter and nine months ended September 24, 2017.
Aeronautics
Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Net sales	$5,642	$4,716	$15,361	$13,758
Operating profit	600	513	1,646	1,519
Operating margin	10.6%	10.9%	10.7%	11.0%
Aeronautics’ net sales during the quarter ended September 30, 2018 increased $926 million, or 20%, compared to the same period in 2017. The increase was primarily attributable to an increase of approximately $655 million for the F-35 program due to increased volume on production and sustainment, partially offset by lower volume on development activities; about $105 million for other programs due to higher volume (primarily advanced development programs (ADP)); about $70 million for the F-16 program due to increased volume on modernization contracts; and about $50 million for the F-22 program due to increased sustainment volume.
Aeronautics’ operating profit during the quarter ended September 30, 2018 increased $87 million, or 17%, compared to the same period in 2017. Operating profit increased approximately $155 million for the F-35 program primarily due to increased volume on higher margin production contracts and new development activities, better performance on sustainment, and higher risk retirements on production contracts. This increase was partially offset by a decrease of about $50 million for the F-16 program due to lower risk retirements. Adjustments not related to volume, including net profit booking rate adjustments, were $10 million lower during the quarter ended September 30, 2018 compared to the same period in 2017.
Aeronautics’ net sales during the nine months ended September 30, 2018 increased $1.6 billion, or 12%, compared to the same period in 2017. The increase was primarily attributable to an increase of approximately $1.2 billion for the F-35 program due to increased volume on production and sustainment, partially offset by lower volume on development activities; about $240 million for other programs due to higher volume (primarily ADP); about $120 million for the F-22 program due to increased sustainment volume; and about $110 million for the F-16 program due to increased volume on modernization contracts. These increases were partially offset by a decrease of approximately $105 million for the C-5 program due to lower production volume as the current modernization program nears completion.
Aeronautics’ operating profit during the nine months ended September 30, 2018 increased $127 million, or 8%, compared to the same period in 2017. Operating profit increased approximately $245 million for the F-35 program primarily due to increased volume on higher margin production contracts and new development activities, better performance on sustainment, and higher risk retirements on production and sustainment contracts. This increase was partially offset by a decrease of about $80 million for the F-16 program due to lower risk retirements; about $30 million for the C-130 program due to lower risk retirements; and about $25 million for the C-5 program due to lower risk retirements and lower volume. Adjustments not related to volume, including net profit booking rate adjustments, were $60 million lower during the nine months ended September 30, 2018 compared to the same period in 2017.
We currently expect Aeronautics’ 2018 net sales to increase in the high-single digit percentage range as compared to 2017 driven by increased production and sustainment volume on the F-35 program. Operating profit is expected to increase in the low to mid-single digit percentage range. As a result, operating profit margins are expected to decrease slightly in 2018 as compared to 2017.
Missiles and Fire Control
Summary operating results for our MFC business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Net sales	$2,273	$1,957	$6,035	$5,290
Operating profit	332	298	872	785
Operating margin	14.6%	15.2%	14.4%	14.8%
MFC’s net sales during the quarter ended September 30, 2018 increased $316 million, or 16%, compared to the same period in 2017. The increase was primarily attributable to higher net sales of approximately $295 million for tactical and strike missiles programs due to increased volume (primarily classified programs and precision fires) and about $115 million for sensors and global sustainment programs due to increased volume (primarily LANTIRN®, SNIPER®, and Apache). These increases were partially offset by a decrease of approximately $75 million for integrated air and missile defense programs due to lower volume (primarily Terminal High Altitude Area Defense (THAAD)).
MFC’s operating profit during the quarter ended September 30, 2018 increased $34 million, or 11%, compared to the same period in 2017. Operating profit increased approximately $55 million for sensors and global sustainment programs due to increased risk retirements and increased volume (primarily LANTIRN, SNIPER, and Apache); and about $45 million for tactical and strike missiles programs due to reserves which were recorded in 2017 but did not recur in 2018 (primarily Joint Air-to-Ground Missile (JAGM)) and higher volume (primarily precision fires). These increases were partially offset by a decrease of approximately $50 million for integrated air and missile defense programs due to lower volume and lower risk retirements (primarily THAAD). Adjustments not related to volume, including net profit booking rate adjustments, were $90 million higher during the quarter ended September 30, 2018 to the same period in 2017.
MFC’s net sales during the nine months ended September 30, 2018 increased $745 million, or 14%, compared to the same period in 2017. The increase was primarily attributable to higher net sales of approximately $615 million for tactical and strike missiles programs due to increased volume (primarily classified programs and precision fires) and about $155 million for sensors and global sustainment programs due to increased volume (primarily LANTIRN, SNIPER, and Apache).
MFC’s operating profit during the nine months ended September 30, 2018 increased $87 million, or 11%, compared to the same period in 2017. Operating profit increased approximately $80 million for tactical and strike missiles programs due to reserves which were recorded in 2017 but did not recur in 2018 (primarily JAGM) and higher volume (primarily precision fires). Adjustments not related to volume, including net profit booking rate adjustments, were $140 million higher during the nine months ended September 30, 2018 compared to the same period in 2017.

We currently expect MFC’s 2018 net sales to increase in the low-double digit percentage range as compared to 2017 driven primarily by key contract awards and higher volume in tactical and strike missile programs and sensors and global sustainment programs. Operating profit is expected to increase in the low-double digit percentage range in 2018 as compared to 2017 driven by the increased volume. Operating profit margin is expected to increase slightly in 2018 as compared to 2017.

Rotary and Mission Systems
Summary operating results for our RMS business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Net sales	$3,848	$3,363	$10,637	$9,904
Operating profit	361	257	1,013	656
Operating margin	9.4%	7.6%	9.5%	6.6%
RMS’ net sales during the quarter ended September 30, 2018 increased $485 million, or 14% compared to the same period in 2017. The increase was primarily attributable to higher net sales of approximately $250 million for IWSS programs due to higher volume (primarily radar surveillance systems programs and Multi Mission Surface Combatant); about $115 million for C6ISR programs due to higher volume on multiple programs; and about $100 million for Sikorsky helicopter programs due to higher volume for CH-53K King Stallion helicopters and higher volume for mission systems programs, partially offset by lower volume for Black Hawk helicopters.
RMS’ operating profit during the quarter ended September 30, 2018 increased $104 million, or 40% compared to the same period in 2017. Operating profit increased approximately $85 million for IWSS programs primarily due to a reduction in charges for performance matters (primarily vertical launching system (VLS)) and due to increased risk retirements (primarily radar surveillance systems programs); and about $20 million for Sikorsky helicopter programs due to better cost performance across the Sikorsky portfolio and better performance on the Multi-Year IX contract. Adjustments not related to volume, including net profit booking rate adjustments, were about $50 million higher during the quarter ended September 30, 2018 compared to the same period during 2017.
RMS’ net sales during the nine months ended September 30, 2018 increased $733 million, or 7% compared to the same period in 2017. The increase was primarily attributable to $525 million for IWSS programs due to higher volume (primarily radar surveillance systems programs, Multi Mission Surface Combatant, and Aegis); about $310 million for C6ISR programs due to higher volume on multiple programs; and about $100 million for training and logistics solutions (TLS) programs due to higher volume on various programs. These increases were partially offset by a decrease in net sales of approximately $195 million for Sikorsky helicopter programs. Sikorsky helicopter sales reflect lower volume for Black Hawk helicopters, partially offset by higher volume for CH-53K King Stallion helicopters.
RMS’ operating profit during the nine months ended September 30, 2018 increased $357 million, or 54% compared to the same period in 2017. Operating profit increased approximately $170 million for C6ISR programs due to charges of $120 million for performance matters on the EADGE-T contract, which were recorded in 2017 but did not recur in 2018 and due to higher risk retirements (primarily undersea systems programs); about $125 million for IWSS programs due to a reduction in charges for performance matters (primarily VLS) and due to higher risk retirements and higher volume (primarily Aegis); and about $85 million for Sikorsky helicopter programs due to better cost performance across the Sikorsky portfolio and better performance on the Multi-Year IX contract. Adjustments not related to volume, including net profit booking rate adjustments, were $140 million higher during the nine months ended September 30, 2018 compared to the same period during 2017.

We currently expect RMS’ 2018 net sales to increase in the mid-single digit percentage range as compared to 2017 levels driven primarily by increased volume in our IWSS and C6ISR lines of business, partially offset by lower volume in our Sikorsky business. Operating profit is expected to increase in the mid-double digit percentage range driven by performance improvements in the Sikorsky and C6ISR lines of business. Operating profit margins are also expected to improve from 2017 levels.

Space
Summary operating results for our Space business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Net sales	$2,555	$2,305	$7,318	$7,164
Operating profit	293	219	831	765
Operating margin	11.5%	9.5%	11.4%	10.7%
Space’s net sales during the quarter ended September 30, 2018 increased $250 million, or 11%, compared to the same period in 2017. The increase was primarily attributable to higher net sales of approximately $120 million for government satellite programs due to higher volume (primarily Space Based Infrared System (SBIRS) and government satellite services); about $85 million for strategic and missile defense programs due to higher volume (primarily Fleet Ballistic Missiles and AWE Management Limited (AWE)); and about $50 million for the Orion program due to higher volume.
Space’s operating profit during the quarter ended September 30, 2018 increased $74 million, or 34%, compared to the same period in 2017. Operating profit increased approximately $80 million for government satellite programs due to a reduction in charges and higher volume (primarily SBIRS and government satellite services). Adjustments not related to volume, including net profit booking rate adjustments, were about $50 million higher during the quarter ended September 30, 2018 compared to the same period in 2017.
Space’s net sales during the nine months ended September 30, 2018 increased $154 million, or 2%, compared to the same period in 2017. The increase was primarily attributable to higher net sales of approximately $210 million for strategic and missile defense programs due to higher volume (primarily AWE) and about $40 million for the Orion program due to higher volume. These increases were partially offset by a decrease of approximately $75 million for commercial satellite programs due to lower volume and about $40 million for government satellite programs due to lower volume (primarily Advanced Extremely High Frequency (AEHF) system).
Space’s operating profit during the nine months ended September 30, 2018 increased $66 million, or 9%, compared to the same period in 2017. Operating profit increased approximately $45 million for government satellite programs due to a reduction in charges (primarily SBIRS); about $10 million for strategic and missile defense programs due to higher volume (primarily AWE); and about $10 million for commercial satellite programs, which reflect a lower amount of charges recorded for performance matters on certain programs. Adjustments not related to volume, including net profit booking rate adjustments, were $35 million higher during the nine months ended September 30, 2018 compared to the same period in 2017.
Total equity earnings recognized by Space (primarily ULA) represented approximately $45 million, or 15% and approximately $180 million, or 22%, of Space’s operating profit during the quarter and nine months ended September 30, 2018, compared to approximately $45 million, or 21% and approximately $170 million, or 22%, during the quarter and nine months ended September 24, 2017.

We currently expect Space's 2018 net sales to be comparable to 2017 levels. Operating profit in 2018 is expected to increase in the high-single digit percentage range as compared to 2017 driven by improved performance in our government satellites business and higher launch volume and profitability for ULA. As a result, operating profit margin in 2018 is expected to increase from 2017 levels.

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
We have generated strong operating cash flows, which have been the primary source of funding for our operations, capital expenditures, debt service and repayments, dividends, share repurchases and postretirement benefit plan contributions. The total remaining authorization for future common share repurchases under our share repurchase program was $3.7 billion as of September 30, 2018, including a $1.0 billion increase to the program authorized by our Board of Directors on September 27, 2018.
We expect our cash from operations will continue to be sufficient to support our operations and anticipated capital expenditures for the foreseeable future. However, we expect to continue to issue commercial paper backed by our revolving credit facility to manage the timing of our cash flows. We also have additional access to credit markets, if needed, for liquidity or general corporate purposes, and letters of credit to support customer advance payments and for other trade finance purposes such as guaranteeing our performance on particular contracts. See our “Capital Resources” section below for a discussion on financial resources available to us, including the issuance of commercial paper.
We contributed $1.5 billion and $5.0 billion to our qualified defined benefit pension plans during the quarter and nine months ended September 30, 2018. As a result of these contributions, we do not expect any material qualified defined benefit cash funding will be required in 2019 and 2020. We funded these contributions using a mix of cash on hand and commercial paper.
The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	Nine Months Ended
	September 30, 2018	September 24, 2017
Cash and cash equivalents at beginning of year	$2,861	$1,837
Operating activities
Net earnings	3,793	2,707
Non-cash adjustments	1,101	1,013
Changes in working capital	(1,402)	(391)
Other, net	(2,571)	1,635
Net cash provided by operating activities	921	4,964
Net cash used for investing activities	(673)	(655)
Net cash used for financing activities	(2,212)	(3,205)
Net change in cash and cash equivalents	(1,964)	1,104
Cash and cash equivalents at end of period	$897	$2,941
Operating Activities
Net cash provided by operating activities decreased $4.0 billion during the nine months ended September 30, 2018 compared to the same period in 2017. The decrease in cash was primarily due to $5.0 billion in contributions to our qualified defined benefit pension plans and an increase in cash used for changes in working capital of $1.0 billion, partially offset by an increase in net earnings. The increase in cash used for changes in working capital was largely driven by the timing of revenue recognized in excess of cash collections (primarily the F-35 program and Sikorsky).

Investing Activities
Net cash used for investing activities increased slightly during the nine months ended September 30, 2018, compared to the same period in 2017 with the increase in cash used for capital expenditures partially offset by the $105 million of cash received as part of the final settlement of net working capital in connection with the 2016 divestiture of our Information Systems & Global Solutions business and other miscellaneous inflows. Capital expenditures totaled $819 million and $670 million during the nine months ended September 30, 2018 and September 24, 2017. The majority of our capital expenditures were for equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.
Financing Activities
Net cash used for financing activities was $2.2 billion during the nine months ended September 30, 2018, compared to $3.2 billion during the same period in 2017. Net cash used for financing activities during the nine months ended September 30, 2018 and September 24, 2017 was primarily driven by dividend payments and share repurchases. During the nine months ended September 30, 2018 we also had proceeds from the issuance of commercial paper, net of $490 million.
During the nine months ended September 30, 2018 and September 24, 2017, we paid dividends totaling $1.7 billion ($6.00 per share) and $1.6 billion ($5.46 per share). In addition, we repurchased 2.5 million shares of our common stock during the nine months ended September 30, 2018 for $826 million. We repurchased 5.4 million shares of our common stock for $1.5 billion during the nine months ended September 24, 2017.
Capital Resources

At September 30, 2018, we held cash and cash equivalents of $897 million that was generally available to fund ordinary business operations without significant legal, regulatory, or other restrictions.
Our outstanding debt, net of unamortized discounts and issuance costs, was $14.7 billion as of September 30, 2018 and mainly is in the form of publicly-issued notes that bear interest at fixed rates. As of September 30, 2018, we had $1.2 billion of short-term borrowings due within one year, of which approximately $750 million was composed of scheduled debt maturity due in the fourth quarter of 2018 and about $490 million was composed of commercial paper borrowings. There were no commercial paper borrowings outstanding as of December 31, 2017. As of September 30, 2018, we were in compliance with all covenants contained in our debt and credit agreements. There were no material changes during the quarter or nine months ended September 30, 2018 to our contractual commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2017 Form 10-K that were outside the ordinary course of our business.
At September 30, 2018, we had a $2.5 billion revolving credit facility (the 5-year Facility) with various banks that is available for general corporate purposes. The undrawn portion of the 5-year Facility is also available to serve as a backup facility for the issuance of commercial paper. Effective August 24, 2018, we entered into a new 5-year Facility with an expiration date of August 24, 2023 and concurrently terminated our existing $2.5 billion revolving credit facility. We may request and the banks may grant, at their discretion, an increase in the borrowing capacity under the 5-year Facility of up to an additional $500 million. There were no borrowings outstanding under the 5-year Facility at September 30, 2018.
On occasion, our customers may seek deferred payment terms to purchase our products. In connection with these transactions, we may, at our customer’s request, enter into arrangements for the non-recourse sale of customer receivables to unrelated third–party financial institutions. For accounting purposes, these transactions are not discounted and are treated as a sale of receivables as we have no continuing involvement. The sale proceeds from the financial institutions are reflected in our operating cash flows on the statement of cash flows. We sold customer receivables of $41 million and $268 million during the quarter and nine months ended September 30, 2018 and $146 million and $511 million during the quarter and nine months ended September 24, 2017. There were no gains or losses related to sales of these receivables.
Our total equity was $1.0 billion at September 30, 2018, an increase of $1.8 billion from December 31, 2017. The increase was primarily attributable to net earnings of $3.8 billion and amortization of $900 million in pension and other postretirement benefit plan expense and gains. These increases were partially offset by dividends declared of $2.3 billion and the repurchase of 2.5 million shares for $826 million. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings. Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess purchase price over par value of $523 million recorded as a reduction of retained earnings during the nine months ended September 30, 2018.
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
During the first nine months of 2018, the F-35 program completed several milestones both domestically and internationally. The U.S. Government continued testing the aircraft including ship trials, mission and weapons systems evaluations, and the F-35 fleet recently surpassed 160,000 flight hours. In April, we completed the System Development and Demonstration (SDD) flight testing portion of the development contract and began the next phase of development in support of phased capability improvements and modernization of the F-35 air system. This next phase of development work is being performed separately from the basic SDD contract as part of the Joint Program Office’s Continuous Capability Development and Delivery (C2D2) strategy. On June 11, we delivered the 300th production F-35 aircraft, demonstrating the F-35 program’s continued progress and longevity. The first 300 F-35 aircraft delivered to U.S. and international customers include 197 F-35A variants, 75 F-35B variants, and 28 F-35C variants.

Several milestones were also achieved with our U.S. Government and international customers. First, United Kingdom’s F-35B carried out the first trials with UK-built weapons, this represents a key part of the work-up toward Initial Operating Capability efforts. Second, F-35Cs participated in Integrated Flight Operations aboard the USS Abraham Lincoln. Third, USMC F-35B conducted the first combat strike in the U.S. Central Command area of responsibility, in support of Operation Freedom’s Sentinel in Afghanistan, on September 27. Fourth, the Royal Navy landed the F-35B on the New Carrier HMS Queen Elizabeth.

On September 28, we finalized the low rate initial production (LRIP) 11 contract with the DoD at $11.5 billion for the production and delivery of 141 F-35 aircraft at the lowest per aircraft price in program history. For the eleventh consecutive year, the cost of an F-35A was lowered. The F-35A unit price including aircraft, engine, and fee, is $89.2 million. This represents a 5.4% reduction from the $94.3 million it cost for an F-35A in LRIP 10. As of September 30, 2018, we have delivered 325 production aircraft to our U.S. and international partners, and we have 176 production aircraft in backlog, including orders from our international partners.
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
Goodwill
The carrying value of our Sikorsky reporting unit included goodwill of $2.7 billion as of September 30, 2018. As of December 31, 2017, we estimated that the fair value of our Sikorsky reporting unit exceeded its carrying value by a margin of approximately 25%, after adjusting for the positive impact of lower statutory tax rates due to the passage of the Tax Act on December 22, 2017. We will perform our annual goodwill impairment test during the fourth quarter of 2018 and will perform a quantitative assessment of the fair value of our Sikorsky reporting unit. We acquired Sikorsky in November 2015 and recorded the assets acquired and liabilities assumed at fair value. Due to the acquisition and valuation, the carrying value and fair value of our Sikorsky reporting unit remain closely aligned. Therefore, any business deterioration, contract cancellations or terminations, or negative changes in market factors could cause our sales, earnings and cash flows to decline below current projections. Similarly, market factors utilized in the impairment analysis, including long-term growth rates, discount rates and relevant comparable public company earnings multiples and transaction multiples, could negatively impact the fair value of our reporting units. Based on our assessment of these circumstances, we have determined that goodwill at our Sikorsky reporting unit is at risk for impairment should there be deterioration of projected cash flows, negative changes in market factors or a significant increase in the carrying value of the reporting unit.
Intangible assets
The carrying value of our Sikorsky indefinite-lived trademark intangible asset was $887 million as of September 30, 2018. As of December 31, 2017, we estimated that the fair value of this intangible asset exceeded its carrying value by a margin of approximately 20%, after adjusting for the positive impact of lower statutory tax rates due to the passage of the Tax Act on December 22, 2017. Additionally, our Sikorsky business has finite-lived customer program intangible assets with carrying values of $2.5 billion as of September 30, 2018. The carrying value and the fair value of Sikorsky’s intangible assets are currently closely aligned due to the November 2015 acquisition and valuation of Sikorsky. Therefore, any business deterioration, contract cancellations or terminations, or negative changes in market factors could cause our sales to decline below current projections. Based on our assessment of these circumstances, we have determined that our Sikorsky intangible assets are at risk for impairment should there be any business deterioration, contract cancellations or terminations, or negative changes in market factors.
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
ITEM 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2018. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of September 30, 2018.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
economic, industry, business and political conditions including their effects on governmental policy (including legislation, the effect of which is to temporarily prohibit deliveries of F-35s to Turkey until certain conditions are met (although not affecting payments to us), or other trade policies or sanctions);

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

•
the competitive environment for our products and services, including increased pricing pressures, aggressive pricing in the absence of cost realism evaluation criteria, competition from outside the aerospace and defense industry, and increased bid protests;

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

•
risk of an impairment of goodwill and intangible assets, investments or other long-term assets, including the potential impairment of goodwill, intangible assets and inventory recorded as a result of the acquisition of the Sikorsky business and the potential impairment of our equity investment in Advanced Military Maintenance, Repair and Overhaul Center LLC (AMMROC);

•	the adequacy of our insurance and indemnities;

•
the effect of changes in (or in the interpretation of) procurement and other regulations and policies affecting our industry, including export, cost allowability or recovery, aggressive government positions with respect to the use and ownership of intellectual property and potential changes to the Department of Defense’s acquisition regulations relating to progress payments and performance-based payments;

•	the effect of changes in accounting, taxation (including the impact of the Tax Cuts and Jobs Act), or export regulations; and

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the quarter ended September 30, 2018.
The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended September 30, 2018.

Period (a)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Amount Available for Future Share Repurchases Under the Plans or Programs (b)
					(in millions)
June 25, 2018 – July 29, 2018	203,322		$304.49	202,029	$2,818
July 30, 2018 – August 26, 2018	299,800		$318.25	299,800	$2,723
August 27, 2018 – September 30, 2018	143,444		$321.48	142,995	$3,677
Total	646,566	(c)	$314.64	644,824

(a)
We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, July 29, 2018 was the last day of our July 2018 fiscal month.

(b)
In October 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. From time to time, our Board of Directors authorizes increases to our share repurchase program. The total remaining authorization for future common share repurchases under our share repurchase program was $3.7 billion as of September 30, 2018, including a $1.0 billion increase to the program authorized by our Board of Directors on September 27, 2018. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans, including accelerated share repurchases. The program does not have an expiration date.

(c)
During the quarter ended September 30, 2018, the total number of shares purchased included 1,742 shares that were transferred to us by employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock units and performance stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the program.

ITEM 6. Exhibits

Exhibit No.	Description

10.1
Five-Year Credit Agreement dated as of August 24, 2018, among Lockheed Martin Corporation, the lenders listed therein, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on August 24, 2018).

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

Lockheed Martin Corporation
(Registrant)

Date: October 25, 2018	By: /s/ Brian P. Colan
Brian P. Colan
Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)