Form 10-K
period 2018-12-31
LOCKHEED MARTIN CORP
filed 2019-02-08
CIK 936468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the last sales price of such stock, as of the last business day of the registrant’s most recently completed second fiscal quarter, which was June 22, 2018, was approximately $84.7 billion.
There were 282,562,534 shares of our common stock, $1 par value per share, outstanding as of January 25, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Lockheed Martin Corporation’s 2019 Definitive Proxy Statement are incorporated by reference into Part III of this Form 10‑K.

Lockheed Martin Corporation
Form 10-K
For the Year Ended December 31, 2018

PART I
ITEM  1.    Business
General
We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics, system integration and cybersecurity services. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. In 2018, 70% of our $53.8 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 60% from the Department of Defense (DoD)), 28% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government) and 2% were from U.S. commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security and information technology, including cybersecurity.
We operate in an environment characterized by both complexity in global security and continuing economic pressures in the U.S. and globally. A significant component of our strategy in this environment is to focus on program execution, improving the quality and predictability of the delivery of our products and services, and placing security capability quickly into the hands of our U.S. and international customers at affordable prices. Recognizing that our customers are resource constrained, we are endeavoring to develop and extend our portfolio domestically in a disciplined manner with a focus on adjacent markets close to our core capabilities, as well as growing our international sales. We continue to focus on affordability initiatives. We also expect to continue to innovate and invest in technologies to fulfill new mission requirements for our customers and invest in our people so that we have the technical skills necessary to succeed.
We operate in four business segments: Aeronautics, Missiles and Fire Control (MFC), Rotary and Mission Systems (RMS) and Space. We organize our business segments based on the nature of the products and services offered.
Aeronautics
In 2018, our Aeronautics business segment generated net sales of $21.2 billion, which represented 40% of our total consolidated net sales. Aeronautics’ customers include the military services, principally the U.S. Air Force and U.S. Navy, and various other government agencies of the U.S. and other countries. In 2018, U.S. Government customers accounted for 63%, international customers accounted for 36% and U.S. commercial and other customers accounted for 1% of Aeronautics’ net sales. Net sales from Aeronautics’ combat aircraft products and services represented 32%, 31% and 28% of our total consolidated net sales in 2018, 2017 and 2016.
Aeronautics is engaged in the research, design, development, manufacture, integration, sustainment, support and upgrade of advanced military aircraft, including combat and air mobility aircraft, unmanned air vehicles and related technologies. Aeronautics’ major programs include:

•	F-35 Lightning II Joint Strike Fighter - international multi-role, multi-variant, fifth generation stealth fighter;

•	C-130 Hercules - international tactical airlifter;

•	F-16 Fighting Falcon - low-cost, combat-proven, international multi-role fighter; and

•	F-22 Raptor - air dominance and multi-mission fifth generation stealth fighter.
The F-35 program is our largest program, generating 27% of our total consolidated net sales, as well as 68% of Aeronautics’ net sales in 2018. The F-35 program consists of development contracts, multiple production contracts, and sustainment activities. The development contracts are being performed concurrently with the production contracts. Concurrent performance of development and production contracts is used for complex programs to test aircraft, shorten the time to field systems and achieve overall cost savings. In April 2018, we completed the System Development and Demonstration (SDD) flight testing portion of the development contract and began the next phase of development in support of phased capability improvements and modernization of the F-35 air system. This next phase of development work is being performed separately from the basic SDD contract as part of the Joint Program Office’s Continuous Capability Development and Delivery (C2D2) strategy. In December 2018, the DoD officially approved the F-35 program to begin the formal Initial Operational Test & Evaluation (IOT&E) phase. Testing is expected to be completed during 2019. The data will be analyzed by the U.S. Government as part of their evaluation to transition the F-35 program from Low Rate Initial Production (LRIP) into full-rate production at the end of 2019.
Production of the aircraft is expected to continue for many years given the U.S. Government’s current inventory objective of 2,456 aircraft for the U.S. Air Force, U.S. Marine Corps and U.S. Navy; commitments from our eight international partners and three international customers; as well as expressions of interest from other countries. In 2018, we delivered 91 aircraft, including 37 to international customers, resulting in total deliveries of 357 production aircraft as of December 31, 2018. We have 396 production aircraft in backlog as of December 31, 2018, including orders from our international partners. For additional information on the F-35 program, see “Status of the F‑35 Program” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Aeronautics produces and provides support and sustainment services for the C-130J Super Hercules, as well as upgrades and support services for the legacy C-130 Hercules worldwide fleet. We delivered 25 C-130J aircraft in 2018, including two to international customers. We have 78 aircraft in our backlog as of December 31, 2018 with advanced funding from customers for additional C-130J aircraft not currently in backlog. Our C-130J backlog extends into 2022.
In June 2018, we received a contract from the U.S. Government for the sale of new production Block 70 F-16 aircraft for the Royal Bahraini Air Force and in December 2018, Slovakia signed a Letter of Offer and Acceptance (LOA) to procure 14 new production F-16 Block 70/72 aircraft. We are transitioning F-16 production to Greenville, South Carolina to support the production programs and other emerging F-16 production requirements. Additionally, Aeronautics continues to provide service-life extension, modernization and other upgrade programs for our customers’ F‑16 aircraft, with existing contracts continuing for several years. We continue to seek additional international opportunities to deliver additional aircraft.
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
In addition to the aircraft programs discussed above, Aeronautics is involved in advanced development programs incorporating innovative design and rapid prototype applications. Our Advanced Development Programs (ADP) organization, also known as Skunk Works®, is focused on future systems, including unmanned and manned aerial systems and next generation capabilities for advanced strike, intelligence, surveillance, reconnaissance, situational awareness and air mobility. We continue to explore technology advancement and insertion into our existing aircraft. We also are involved in numerous network-enabled activities that allow separate systems to work together to increase effectiveness and we continue to invest in new technologies to maintain and enhance competitiveness in military aircraft design, development and production.
Missiles and Fire Control
In 2018, our MFC business segment generated net sales of $8.5 billion, which represented 16% of our total consolidated net sales. MFC’s customers include the military services, principally the U.S. Army, and various government agencies of the U.S. and other countries, as well as commercial and other customers. In 2018, U.S. Government customers accounted for 72%, international customers accounted for 26% and U.S. commercial and other customers accounted for 2% of MFC’s net sales.
MFC provides air and missile defense systems; tactical missiles and air-to-ground precision strike weapon systems; logistics; fire control systems; mission operations support, readiness, engineering support and integration services; manned and unmanned ground vehicles; and energy management solutions. MFC also has contracts with the U.S. Government for various classified programs. MFC’s major programs include:

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

•	The Special Operations Forces Global Logistics Support Services (SOF GLSS) program provides logistics support services to the special operations forces of the U.S. military.
Rotary and Mission Systems
In 2018, our RMS business segment generated net sales of $14.3 billion, which represented 26% of our total consolidated net sales. RMS’ customers include the military services, principally the U.S. Navy and Army, and various government agencies of the U.S. and other countries, as well as commercial and other customers. In 2018, U.S. Government customers accounted for 71%, international customers accounted for 26% and U.S. commercial and other customers accounted for 3% of RMS’ net sales. Net sales from RMS’ Sikorsky helicopter programs represented 10% in 2018 and 12% in both 2017 and 2016 of our consolidated net sales.
RMS provides design, manufacture, service and support for a variety of military and commercial helicopters; ship and submarine mission and combat systems; mission systems and sensors for rotary and fixed-wing aircraft; sea and land-based missile defense systems; radar systems; the Littoral Combat Ship (LCS); simulation and training services; and unmanned systems and technologies. In addition, RMS supports the needs of government customers in cybersecurity and delivers communications and command and control capabilities through complex mission solutions for defense applications. RMS’ major programs include:

•	The Black Hawk® and Seahawk® helicopters manufactured for U.S. and foreign governments.

•	The Aegis Combat System (Aegis) serves as an air and missile defense system for the U.S. Navy and international customers and is also a sea and land-based element of the U.S. missile defense system.

•	The LCS, a surface combatant ship for the U.S. Navy designed to operate in shallow waters and the open ocean.

•	The CH-53K King Stallion helicopter delivering the next generation heavy lift helicopter for the U.S. Marine Corps.

•	The VH-92A helicopter manufactured for the U.S. Marine One transport mission.

•	The Advanced Hawkeye Radar System, an airborne early warning radar, which RMS provides for the E2-C/E2-D aircraft produced for the U.S. Navy and international customers.

•	The Command, Control, Battle Management and Communications (C2BMC) contract, a program to provide an air operations center for the Ballistic Missile Defense System for the U.S. Government.
Space
In 2018, our Space business segment generated net sales of $9.8 billion, which represented 18% of our total consolidated net sales. Space’s customers include various government agencies of the U.S. and other countries along with commercial customers. In 2018, U.S. Government customers accounted for 84% and international customers accounted for 16% of Space’s net sales. Net sales from Space’s satellite products and services represented 11%, 12% and 13% of our total consolidated net sales in 2018, 2017 and 2016.
Space is engaged in the research, design, development, engineering and production of satellites, space transportation systems, and strategic, advanced strike, and defensive systems. Space provides network-enabled situational awareness and integrates complex space and ground global systems to help our customers gather, analyze and securely distribute critical intelligence data. Space is also responsible for various classified systems and services in support of vital national security systems. Space’s major programs include:

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

•
The Space Based Infrared System (SBIRS) and Next Generation Overhead Persistent Infrared (Next Gen OPIR) system programs, which provide the U.S. Air Force with enhanced worldwide missile warning capabilities.

•	Global Positioning System (GPS) III, a program to modernize the GPS satellite system for the U.S. Air Force.

•	The Advanced Extremely High Frequency (AEHF) system, the next generation of highly secure communications satellites for the U.S. Air Force.
Competition
Our broad portfolio of products and services competes both domestically and internationally against products and services of other large aerospace and defense companies, as well as numerous smaller competitors. Changes within the industry we operate in, such as vertical integration by our peers, could negatively impact us. We often form teams with our competitors in efforts to provide our customers with the best mix of capabilities to address specific requirements. In some areas of our business, customer requirements are changing to encourage expanded competition. Principal factors of competition include the value of our products and services to the customer; technical and management capability; the ability to develop and implement complex, integrated system architectures; total cost of ownership; our demonstrated ability to execute and perform against contract requirements; and our ability to provide timely solutions. Technological advances in such areas as additive manufacturing, cloud computing, advanced materials, autonomy, robotics, and big data and new business models such as commercial access to space are enabling new factors of competition for both traditional and non-traditional competitors.
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
Intellectual Property
We routinely apply for and own a substantial number of U.S. and foreign patents related to the products and services we provide. In addition to owning a large portfolio of patents, we own other intellectual property, including trademarks, copyrights, trade secrets and know-how. Unpatented research, development and engineering skills also make an important contribution to our business. We also license intellectual property to and from third parties. The Federal Acquisition Regulation (FAR) and Defense Federal Acquisition Regulation Supplement (DFARS) provide that the U.S. Government has licenses in our intellectual property and that of our subcontractors and suppliers, including patents, that are developed in performance of government contracts or with government funding, and it may use or authorize others, including competitors, to use such intellectual property, commonly referred to as government use rights. See the discussion of matters related to our intellectual property within Item 1A - Risk Factors. Foreign governments may also have certain rights in patents and other intellectual property developed in performance of foreign government contracts. Although our intellectual property rights in the aggregate are important to the operation of our business, we do not believe that any existing patent, license or other intellectual property right is of such importance that its loss or termination would have a material adverse effect on our business taken as a whole.
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

We must comply with, and are affected by, laws and regulations relating to the formation, administration and performance of U.S. Government and other governments’ contracts, including foreign governments. These laws and regulations, among other things:

•	require certification and disclosure of all cost or pricing data in connection with certain types of contract negotiations;

•	impose specific and unique cost accounting practices that may differ from U.S. GAAP;

•
impose acquisition regulations, which may change or be replaced over time, that define which costs can be charged to the U.S. Government, how and when costs can be charged, and otherwise govern our right to reimbursement under certain U.S. Government and foreign contracts;

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
Our operations are subject to and affected by various federal, state, local and foreign environmental protection laws and regulations regarding the discharge of materials into the environment or otherwise regulating the protection of the environment. While the extent of our financial exposure cannot in all cases be reasonably estimated, the costs of environmental compliance have not had, and we do not expect that these costs will have, a material adverse effect on our earnings, financial position and cash flow, primarily because substantially all of our environmental costs are allowable in establishing the price of our products and services under our contracts with the U.S. Government. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or cleanup to the extent that they are probable and estimable, see “Critical Accounting Policies - Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 14 – Legal Proceedings, Commitments and Contingencies” included in our Notes to Consolidated Financial Statements. See also the discussion of environmental matters within Item 1A - Risk Factors.
Backlog
At December 31, 2018, our backlog was $130.5 billion compared with $105.5 billion at December 31, 2017. Backlog is converted into sales in future periods as work is performed or deliveries are made. We expect to recognize approximately 38% of our backlog over the next 12 months and approximately 66% over the next 24 months as revenue, with the remainder recognized thereafter.
Our backlog includes both funded (firm orders for our products and services for which funding has been both authorized and appropriated by the customer) and unfunded (firm orders for which funding has not been appropriated) amounts. We do not include unexercised options or potential orders under indefinite-delivery, indefinite-quantity agreements in our backlog. If any of our contracts with firm orders were to be terminated, our backlog would be reduced by the expected value of the unfilled orders of such contracts. Funded backlog was $86.4 billion at December 31, 2018, as compared to $74.1 billion at December 31, 2017. For backlog related to each of our business segments, see “Business Segment Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Research and Development
We conduct research and development (R&D) activities using our own funds (referred to as company-funded R&D or independent research and development (IR&D)) and under contractual arrangements with our customers (referred to as customer-funded R&D) to enhance existing products and services and to develop future technologies. R&D costs include basic research, applied research, concept formulation studies, design, development, and related test activities. Company-funded R&D costs charged to cost of sales totaled $1.3 billion in 2018, $1.2 billion in 2017 and $988 million in 2016. See “Note 1 – Significant Accounting Policies” (under the caption “Research and development and similar costs”) included in our Notes to Consolidated Financial Statements.
Employees
At December 31, 2018, we had approximately 105,000 employees, about 93% of whom were located in the U.S. Approximately 21% of our employees are covered by collective bargaining agreements with various unions. A number of our existing collective bargaining agreements expire in any given year. Historically, we have been successful in negotiating renewals to expiring agreements without any material disruption of operating activities. Management considers employee relations to be good.
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
We derived 70% of our total net sales from the U.S. Government in 2018, including 60% from the Department of Defense (DoD). We expect to continue to derive most of our sales from work performed under U.S. Government contracts. Those contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal year (FY) basis even though contract performance may extend over many years. Consequently, contracts are often partially funded initially and additional funds are committed only as Congress makes further appropriations. If we incur costs in excess of funds obligated on a contract, we may be at risk for reimbursement of those costs unless and until additional funds are obligated to the contract.
As discussed within “Industry Considerations-U.S. Government Funding” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, on January 25, 2019 Congress passed and the President signed legislation that fully funds the U.S. Government through February 15, 2019, ending a partial government shutdown which did not include our largest customer, the DoD, but did include other customers such as NASA. The underlying budget impasse remains, and it is possible that there will be a further partial shutdown or shutdowns. As noted above, while the corporation’s largest customer, the DoD, is funded through the end of the government FY 2019 and thus would not be affected by another shutdown, limiting the direct impact of any future shutdown or shutdowns on Lockheed Martin, other customers, such as NASA, are not. In the event of future shutdowns, we may continue to work on unfunded contracts to seek to maintain their projected cost and schedule profiles which, although we would anticipate being paid when the shutdown ends, would put us at risk of nonpayment. Further there may be indirect impacts such as the potential diversion of funds from the DoD and the fact that the Departments of State and Commerce cease to timely process export licenses. While in the recent shutdown there were procedures in place to process on an emergency basis licenses involving direct support to the military, humanitarian aid, or other similar emergencies, there was a growing backlog of non-emergency applications. We anticipate that this will occur again in any future shutdown. While the impact on Lockheed Martin of the recent shutdown was not material, were a future shutdown to occur and continue for an extended period, this might not be the case. In addition, the President has not yet submitted a budget proposal for FY 2020 to Congress. If an annual appropriations bill is not enacted for FY 2020 or beyond, the U.S. Government may operate under a continuing resolution, restricting new contract or program starts and additional government shutdowns, which might involve all government agencies, could arise. In addition, continued budget uncertainty and the risk of future sequestration cuts remain unless the Budget Control Act is repealed or significantly modified.
The F-35 is our largest program and represented 27% of our total net sales in 2018 and is expected to represent a higher percentage of our sales in future years. A decision to cut spending or reduce planned orders would have an adverse impact on our business and results of operations. Given the size and complexity of the F-35 program, we anticipate that there will be continual reviews related to aircraft performance, program schedule, cost, and requirements as part of the DoD, Congressional, and international partners’ oversight and budgeting processes. Current program challenges include, but are not limited to, supplier and partner performance (including the potential that a decision by the U.S. Government not to allow deliveries of aircraft to Turkey could disrupt the substantial supplier activity in our Turkish supply chain), software development, receiving funding for production contracts on a timely basis, executing future flight tests and findings resulting from testing and operating the aircraft, level of cost associated with life-cycle operations and sustainment and warranties and continuing to reduce the unit cost of producing aircraft and achieve cost targets.
Based upon our diverse range of defense, homeland security and information technology products and services, generally we believe that this makes it less likely that cuts in any specific contract or program will have a long-term effect on our business. However, termination of multiple or large programs or contracts could adversely affect our business and future financial performance. Potential changes in funding priorities may afford new or additional opportunities for our businesses in terms of existing, follow-on or replacement programs. While we would expect to compete and be well positioned as the incumbent on existing programs, we may not be successful or the replacement programs may be funded at lower levels.

We are subject to a number of procurement laws and regulations. Our business and reputation could be adversely affected if we fail to comply with these laws.
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
In some instances, these laws and regulations impose terms or rights that are different from those typically found in commercial transactions. For example, the U.S. Government may terminate any of our government contracts and subcontracts either at its convenience or for default based on our performance. Upon termination for convenience of a fixed-price type contract, typically we are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process and an allowance for profit on the contract or adjustment for loss if completion of performance would have resulted in a loss.
Upon termination for convenience of a cost-reimbursable contract, we normally are entitled to reimbursement of allowable costs plus a portion of the fee where allowable costs include our cost to terminate agreements with our suppliers and subcontractors. The amount of the fee recovered, if any, is related to the portion of the work accomplished prior to termination and is determined by negotiation. We attempt to ensure that adequate funds are available by notifying the customer when its estimated costs, including those associated with a possible termination for convenience, approach levels specified as being allotted to its programs. As funds are typically appropriated on a fiscal year basis and as the costs of a termination for convenience may exceed the costs of continuing a program in a given fiscal year, occasionally programs do not have sufficient funds appropriated to cover the termination costs if the government were to terminate them for convenience. Under such circumstances, the U.S. Government could assert that it is not required to appropriate additional funding.
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
Our profitability and cash flow may vary materially depending on the types of government contracts undertaken, the nature of products produced or services performed under those contracts, the costs incurred in performing the work, the achievement of other performance objectives and the stage of performance at which the right to receive fees is determined, particularly under award and incentive-fee contracts. Our backlog includes a variety of contract types and represents the sales we expect to recognize for our products and services in the future. Contract types primarily include fixed-price and cost-reimbursable contracts.

Under fixed-price contracts, we agree to perform the specified work for a pre-determined price. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less profit or could incur a loss. Some fixed-price contracts have a performance-based component under which we may earn incentive payments or incur financial penalties based on our performance.
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
Contracts for development programs with complex design and technical challenges are typically cost-reimbursable. In these cases, the associated financial risks primarily relate to a reduction in fees and the program could be canceled if cost, schedule or technical performance issues arise. Other contracts in backlog are for the transition from development to production (e.g., Low Rate Initial Production (LRIP) contracts), which includes the challenge of starting and stabilizing a manufacturing production and test line while the final design is being validated. These generally are cost-reimbursable or fixed-price incentive-fee contracts. Generally, if our costs exceed the contract target cost or are not allowable under the applicable regulations, we may not be able to obtain reimbursement for all costs and may have our fees reduced or eliminated. There are also contracts for production, as well as operations and maintenance of the delivered products, that have the challenge of achieving a stable production and delivery rate, while maintaining operability of the product after delivery. These contracts are mainly fixed-price.
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
The U.S. Government could implement policies that could negatively impact our profitability. Changes in procurement policy favoring more incentive-based fee arrangements, different award fee criteria or government contract negotiation offers based upon the customer’s view of what our costs should be (as compared to our actual costs) may affect the predictability of our profit rates. Our customers also may pursue non-traditional contract provisions in negotiation of contracts. In some circumstances, the U.S. Government is proposing positions that are inconsistent with the FAR and existing practice.
The DoD is currently seeking the views of experts and interested parties within the U.S. Government and the private sector regarding revising policies and procedures for contract financing, performance incentives, and associated regulations for DoD contracts and we have no assurance regarding what changes will be proposed, if any, and their impact on our working capital and cash flow. Earlier changes proposed by the DoD and later withdrawn would have had a negative impact on the timing of our cash flows.
Additionally, the U.S. Government is taking increasingly aggressive positions under the FAR and Defense Federal Acquisition Regulation Supplement (DFARS) both as to what intellectual property they believe government use rights apply and to acquire broad license rights. If the U.S. Government is successful in these efforts, this could affect our ability to compete and to obtain access to and use certain supplier intellectual property.
Increased competition and bid protests in a budget-constrained environment may make it more difficult to maintain our financial performance and customer relationships.
A substantial portion of our business is awarded through competitive bidding. The U.S. Government increasingly has relied upon competitive contract award types, including indefinite-delivery, indefinite-quantity and other multi-award contracts, which have the potential to create pricing pressure and increase our cost by requiring that we submit multiple bids and proposals. Multi-award contracts require that we make sustained efforts to obtain task orders under the contract. Additionally, recent competitive bids have not contained cost realism evaluation criteria leading to our competitors taking aggressive pricing positions. The competitive bidding process entails substantial costs and managerial time to prepare bids and proposals for contracts that may not be awarded to us or may be split among competitors. Additionally, the U.S. Government may fail to award us large competitive contracts in an effort to maintain a broader industrial base. Following award, we may encounter significant expenses, delays, contract modifications or bid protests from unsuccessful bidders on new program awards. Unsuccessful bidders may protest in the hope of being awarded a subcontract for a portion of the work in return for withdrawing the protest. Bid protests could result in significant expenses to us, contract modifications or even loss of the contract award. Even where a bid protest does not result in the loss of a contract award, the resolution can extend the time until the contract activity can begin and, as a result, delay our recognizing sales. We also may not be successful in our efforts to protest or challenge any bids for contracts that were not awarded to us and we could incur significant time and expense in such efforts.
We are experiencing increased competition while, at the same time, many of our customers are facing budget pressures, trying to do more with less by cutting costs, identifying more affordable solutions, performing certain work internally rather than hiring a contractor, and reducing product development cycles. Recent acquisitions in our industry, particularly vertical integration by tier-1 prime contractors, could also result in increased competition. Therefore, it is critical we maintain strong customer relationships and seek to understand the priorities of their requirements in this price competitive environment.
In international sales, we face substantial competition from both U.S. manufacturers and international manufacturers whose governments sometime provide research and development assistance, marketing subsidies and other assistance for their products. Additionally, our competitors are also focusing on increasing their international sales. To remain competitive, we consistently must maintain strong customer relationships and provide superior performance, advanced technology solutions and service at an affordable cost and with the agility that our customers require to satisfy their mission objectives.
We are the prime contractor on most of our contracts and if our subcontractors, suppliers or teaming agreement or venture partners fail to perform their obligations, our performance and our ability to win future business could be harmed.
For most of our contracts we rely on other companies to provide materials, major components and products, and to perform a portion of the services that we provide to our customers. Such arrangements may involve subcontracts, teaming arrangements, ventures or supply agreements with other companies upon which we rely (contracting parties). There is a risk that the contracting party does not perform and we may have disputes with our contracting parties, including disputes regarding the quality and timeliness of work performed, the workshare provided to that party, customer concerns about the other party’s performance, our failure to extend existing task orders or issue new task orders, or our hiring the personnel of a subcontractor, teammate or venture partner or vice versa. In addition, changes in the economic environment, including defense budgets, trade sanctions and constraints on available financing, may adversely affect the financial stability of our contracting parties and their ability to meet their performance requirements or to provide needed supplies on a timely basis as might their inability to perform profitably in the current highly competitive and budget constrained environment. We could also be adversely affected by reputational issues experienced by our teammates that are outside of our control, which could adversely affect our ability to compete for contract awards. A failure, for whatever reason, by one or more of our contracting parties to provide the agreed-upon supplies or perform the agreed-upon services on a timely basis, according to specifications, or at all, may affect our ability to perform our obligations and require that we transition the work to other companies. Contracting party performance deficiencies may result in additional costs or delays in product deliveries and affect our operating results and could result in a customer terminating our contract for default or convenience. A default termination could expose us to liability and affect our ability to compete for future contracts and orders. Additionally, our efforts to increase the efficiency of our operations and improve the affordability of our products and services could negatively impact our ability to attract and retain suppliers.
International sales may pose different risks.
In 2018, 28% of our total net sales were from international customers. We have a strategy to continue to grow international sales, inclusive of sales of F-35 aircraft to our international partners and other countries. International sales are subject to numerous political and economic factors, regulatory requirements, significant competition, taxation, and other risks associated with doing business in foreign countries. Our exposure to such risks may further increase if our international sales grow as we anticipate.
Our international business is conducted through foreign military sales (FMS) to international customers or by direct commercial sales (DCS) to such customers. In 2018, approximately 63% of our sales to international customers were FMS and about 37% were DCS. These transaction types differ as FMS transactions entail agreements between the U.S. Government and our international customers through which the U.S. Government purchases products or services from us on behalf of the foreign customer with our contract with the U.S. Government being subject to the FAR and the DFARS. In contrast, DCS transactions represent sales by us directly to international customers and are not subject to the FAR or the DFARS. All sales to international customers are subject to U.S. and foreign laws and regulations, including, without limitation, import-export control, technology transfer restrictions, investments, taxation, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act and other anti-corruption laws and regulations, and the anti-boycott provisions of the U.S. Export Administration Act. While we have stringent policies in place to comply with such laws and regulations, failure by us, our employees or others working on our behalf to comply with these laws and regulations could result in administrative, civil, or criminal liabilities, including suspension, debarment from bidding for or performing government contracts, or suspension of our export privileges, which could have a material adverse effect on us. We frequently team with international subcontractors and suppliers who are also exposed to similar risks.

While international sales, whether contracted as FMS or DCS, present risks that are different and potentially greater than those encountered in our U.S. business, DCS with international customers may impose even greater risks. DCS transactions involve direct commercial relationships with parties with whom we have less familiarity and where there may be significant cultural differences. Additionally, international procurement rules and regulations, contract laws and regulations, and contractual terms differ from those in the U.S. and are less familiar to us and may treat as criminal matters issues, which in the U.S. would be civil. International regulations may be interpreted by foreign courts less bound by precedent and with more discretion; these interpretations frequently have terms less favorable to us than the FAR. Export and import and currency risk also may be increased for DCS with international customers. While these risks are potentially greater than those encountered in our U.S. business, we seek to price our products and services commensurate with the risk profile on DCS with international customers.
Our international business is highly sensitive to changes in regulations (including tariffs, sanctions, embargoes, export and import controls and other trade restrictions), political environments or security risks that may affect our ability to conduct business outside of the U.S., including those regarding investment, procurement, taxation and repatriation of earnings. We continue to evaluate the potential effect of the United Kingdom’s (UK) planned departure from the European Union (EU) (commonly referred to as Brexit) on our business operations and financial results, including the impacts if the UK fails to reach an agreement with the EU on Brexit by the March 29, 2019 deadline. We anticipate that the most probable near-term effects are likely to reflect the pressure Brexit is placing on the UK government, which may influence the government’s ability to make decisions on large complex programs of the type we perform. Brexit may also have adverse tax effects on movement of products or sustainment activities between the UK and EU. Additionally, Brexit may impact the value of the pound sterling. If the pound sterling were to remain depressed against the U.S. dollar, this could negatively impact the ability of the UK government to afford our products. Currently, we do not anticipate that Brexit will have a material impact on our operations or our financial results. While we have operations in the UK, these operations have little activity between the UK and the EU (e.g., sales, supply chain, or reliance on personnel). Additionally, our practice is to substantially hedge all of our currency exposure. Therefore, we do not have material currency exposure to the pound sterling or the euro.
Additionally, Congress may act to prevent or impose conditions upon the sale or delivery of our products, such as F-35 aircraft to Turkey, and discussions in Congress may result in sanctions on the Kingdom of Saudi Arabia. Our international business also may be impacted by changes in foreign national priorities, foreign government budgets, global economic conditions, and fluctuations in foreign currency exchange rates. Sales of military products are also affected by defense budgets and U.S. foreign policy, including trade restrictions, and there could be significant delays or other issues in reaching definitive agreements for announced programs and international customer priorities could change. Additionally, the timing of orders from our international customers can be less predictable than for our U.S. customers and may lead to fluctuations in the amount reported each year for our international sales.
In conjunction with defense procurements, some international customers require contractors to comply with industrial cooperation regulations, including entering into industrial cooperation agreements, sometimes referred to as offset agreements. Recently, certain customers have increased their demands for greater offset commitment levels and higher-value content, including the transfer of technologies and local production and economic development. Expectations as to offset commitments may exceed existing local technical capability. Offset agreements may require in-country purchases, technology transfers, local manufacturing support, investments in foreign joint ventures and financial support projects as an incentive or as a condition to a contract award. In some countries, these offset agreements may require the establishment of a venture with a local company, which must control the venture. The costs to satisfy our offset obligations are included in the estimates of our total costs to complete the contract and may impact our profitability and cash flows. The ability to recover investments that we make is generally dependent upon the successful operation of ventures that we do not control and may involve products and services that are dissimilar to our business activities. In these and other situations, we could be liable for violations of law for actions taken by these entities such as laws related to anti-corruption, import and export, taxation, and anti-boycott restrictions. Offset agreements generally extend over several years and may provide for penalties in the event we fail to perform in accordance with the offset requirements which are typically subjective and can be outside our control.
Our efforts to minimize the likelihood and impact of adverse cybersecurity incidents and to protect data and intellectual property may not be successful and our business could be negatively affected by cyber or other security threats or other disruptions.
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
The threats we face vary from attacks common to most industries to more advanced and persistent, highly organized adversaries, including nation states, which target us and other defense contractors because we protect national security information. If we are unable to protect sensitive information, including complying with evolving data privacy regulations, our customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures, and depending on the severity of the incident, our customers’ data, our employees’ data, our intellectual property, and other third party data (such as teammates, venture partners, subcontractors, suppliers and vendors) could be compromised. As a consequence of their persistence, sophistication and volume, we may not be successful in defending against all such attacks. Due to the evolving nature of these security threats and the national security aspects of much of the data we protect, the impact of any future incident cannot be predicted.
In addition to cyber threats, we experience threats to the security of our facilities and employees and threats from terrorist acts as do our customers, suppliers, subcontractors, venture partners and entities we acquire with whom we typically work cooperatively to seek to minimize the impact of cyber threats, other security threats or business disruptions. However, we must rely on the safeguards put in place by these entities, as well as other entities, which we do not control, who have access to our information, and may affect the security of our information. These entities have varying levels of cybersecurity expertise and safeguards, and their relationships with government contractors, such as Lockheed Martin, may increase the likelihood that they are targeted by the same cyber threats we face. We have approximately 16,000 direct suppliers and even more indirect suppliers with a wide variety of systems and cybersecurity capabilities and we may not be successful in preventing adversaries from exploiting possible weak links in our supply chain. We also must rely on this supply chain for detecting and reporting cyber incidents, which could affect our ability to report or respond to cybersecurity incidents in a timely manner.
The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Additionally, some cyber technologies we develop under contract for our customers, particularly those related to homeland security, may raise potential liabilities related to intellectual property and civil liberties, including privacy concerns, which may not be fully insured or indemnified by other means or involve reputational risk. Our enterprise risk management program includes threat detection and cybersecurity mitigation plans, and our disclosure controls and procedures address cybersecurity and include elements intended to ensure that there is an analysis of potential disclosure obligations arising from security breaches. We also maintain compliance programs to address the potential applicability of restrictions on trading while in possession of material, nonpublic information generally and in connection with a cybersecurity breach.
If we fail to manage acquisitions, divestitures, equity investments and other transactions successfully or if acquired entities or equity investments fail to perform as expected, our financial results, business and future prospects could be harmed.
In pursuing our business strategy, we routinely conduct discussions, evaluate companies, and enter into agreements regarding possible acquisitions, divestitures, ventures and other investments. We seek to identify acquisition or investment opportunities that will expand or complement our existing products and services or customer base, at attractive valuations. We often compete with other companies for the same opportunities. To be successful, we must conduct due diligence to identify valuation issues and potential loss contingencies; negotiate transaction terms; complete and close complex transactions; integrate acquired companies and employees; and realize anticipated operating synergies efficiently and effectively. Acquisition, divestiture, venture and investment transactions often require substantial management resources and have the potential to divert our attention from our existing business. Unidentified or identified but un-indemnified pre-closing liabilities could affect our future financial results, particularly successor liability under procurement laws and regulations such as the False Claims Act or Truth in Negotiations Act, anti-corruption, tax, import-export and technology transfer laws which provide for civil and criminal penalties and the potential for debarment. We also may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, employee retention, transaction-related or other litigation, and other liabilities. Any of the foregoing could adversely affect our business and results of operations.
Ventures and other noncontrolling investments operate under shared control with other parties. Depending on our rights and percentage of ownership, we may consolidate the financial results of such entities or account for our interests under the equity method. Under the equity method of accounting for nonconsolidated ventures and investments, we recognize our share of the operating profit or loss of these ventures in our results of operations. Our operating results may be affected by the performance of businesses over which we do not exercise control, which includes the inability to prevent strategic decisions that may adversely affect our business, financial condition and results of operations. As a result, we may not be successful in achieving the growth or other intended benefits of strategic investments. Our joint ventures face many of the same risks and uncertainties as we do. The most significant impact of our equity investments is in our Space business segment where approximately 20% of its 2018 operating profit was derived from its share of earnings from equity method investees, particularly that in United Launch Alliance (ULA).

During 2018, we recognized a non-cash asset impairment charge of $110 million related to our equity method investee, Advanced Military Maintenance, Repair and Overhaul Center LLC (AMMROC). We are continuing to monitor this investment, in light of ongoing performance, business base and economic issues and we may have to record our portion of additional charges, or an impairment of our investment, or both, should the carrying value of our investment exceed its fair value. See “Note 1 – Significant Accounting Policies” included in our Notes to Consolidated Financial Statements for additional information.
Additionally, through our Lockheed Martin Ventures Fund, we make investments in companies (both within the U.S. and in other countries) that we believe are developing disruptive technologies applicable to our core businesses and new initiatives important to Lockheed Martin. These investments may be in the forms of common or preferred stock, convertible debt securities or investments in funds. Typically, we hold a non-controlling interest and, therefore, are unable to influence strategic decisions by these companies and may have limited visibility into their activities, which may result in our not realizing the intended benefits of the investments. We have also begun investing in funds we believe invest in such companies. We have less influence and visibility as a non-controlling investor in a fund.
There can be no assurance that we will continue to increase our dividend or to repurchase shares of our common stock at current levels.
The payment of cash dividends and share repurchases is subject to limitations under applicable laws and the discretion of our Board of Directors and is determined after considering current conditions, including earnings, other operating results and capital requirements. Our payment of dividends and share repurchases could vary from historical practices or our stated expectations. Decreases in asset values or increases in liabilities, including liabilities associated with benefit plans and assets and liabilities associated with taxes, can reduce net earnings and stockholders’ equity. A deficit in stockholders’ equity could limit our ability to pay dividends and make share repurchases under Maryland state law in the future. In addition, the timing and amount of share repurchases under board approved share repurchase plans is within the discretion of management and will depend on many factors, including results of operations, capital requirements and applicable law.
Our business involves significant risks and uncertainties that may not be covered by indemnity or insurance.
A significant portion of our business relates to designing, developing and manufacturing advanced defense and technology products and systems. New technologies may be untested or unproven. Failure of some of these products and services could result in extensive loss of life or property damage. Accordingly, we may incur liabilities that are unique to our products and services. In some but not all circumstances, we may be entitled to certain legal protections or indemnifications from our customers, either through U.S. Government indemnifications under Public Law 85-804 or the Price-Anderson Act, qualification of our products and services by the Department of Homeland Security under the SAFETY Act provisions of the Homeland Security Act of 2002, contractual provisions or otherwise. We endeavor to obtain insurance coverage from established insurance carriers to cover these risks and liabilities. The amount of insurance coverage that we maintain may not be adequate to cover all claims or liabilities. Existing coverage may be canceled while we remain exposed to the risk and it is not possible to obtain insurance to protect against all operational risks, natural hazards and liabilities. For example, we are limited in the amount of insurance we can obtain to cover certain natural hazards such as earthquakes, fires or extreme weather conditions. We have significant operations in geographic areas prone to these risks, such as in California, Florida and Texas. Even if insurance coverage is available, we may not be able to obtain it at a price or on terms acceptable to us. Additionally, disputes with insurance carriers over coverage terms or the insolvency of one or more of our insurance carriers may significantly affect the amount or timing of our cash flows.
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
Many of our employees are covered by defined benefit pension plans, retiree medical and life insurance plans, and other postemployment plans (collectively, postretirement benefit plans). The impact of these plans on our earnings may be volatile in that the amount of expense we record for our postretirement benefit plans may materially change from year to year because the calculations are sensitive to changes in several key economic assumptions including interest rates and rates of return on plan assets, other actuarial assumptions including participant longevity (also known as mortality) and employee turnover, as well as the timing of cash funding. Changes in these factors, including actual returns on plan assets, may also affect our plan funding, cash flow and stockholders’ equity. In addition, the funding of our plans and recovery of costs on our contracts, as described below, may also be subject to changes caused by legislative or regulatory actions.
With regard to cash flow, we make substantial cash contributions to our plans as required by the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006 (PPA). We generally are able to recover these contributions related to our plans as allowable costs on our U.S. Government contracts, including FMS. During 2017, the revision to U.S. Government Cost Accounting Standards (CAS) rules to harmonize the measurement and period assignment of the pension cost allocable to government contracts with the PPA was fully transitioned. However, there is still a lag between the time when we contribute cash to our plans under pension funding rules and when we recover pension costs under CAS.
For more information on how these factors could impact earnings, financial position, cash flow and stockholders’ equity, see “Critical Accounting Policies - Postretirement Benefit Plans” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 11 – Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements.
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
We manage and have managed various U.S. Government-owned facilities on behalf of the U.S. Government. At such facilities, environmental compliance and remediation costs historically have been the responsibility of the U.S. Government. We have relied, and continue to rely with respect to past practices, upon U.S. Government funding to pay such costs, notwithstanding efforts by some U.S. Government representatives to limit this responsibility. Although the U.S. Government remains responsible for capital and operating costs associated with environmental compliance, responsibility for fines and penalties associated with environmental noncompliance typically is borne by either the U.S. Government or the contractor, depending on the contract and the relevant facts. Some environmental laws include criminal provisions. An environmental law conviction could affect our ability to be awarded future or perform under existing U.S. Government contracts.
We have incurred and will continue to incur liabilities under various federal, state, local and foreign statutes for environmental protection and remediation. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. Among the variables management must assess in evaluating costs associated with these cases and remediation sites generally are the status of site assessment, extent of the contamination, impacts on natural resources, changing cost estimates, evolution of technologies used to remediate the site, continually evolving environmental standards and cost allowability issues, including varying efforts by the U.S. Government to limit allowability of our costs in resolving liability at third party-owned sites. For information regarding these matters, including current estimates of the amounts that we believe are required for environmental remediation to the extent probable and estimable, see “Critical Accounting Policies - Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 14 – Legal Proceedings, Commitments and Contingencies” included in our Notes to Consolidated Financial Statements.
We are involved in a number of legal proceedings. We cannot predict the outcome of litigation and other contingencies with certainty.
Our business may be adversely affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty. As required by GAAP, we estimate loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements. For a description of our current legal proceedings, see Item 3 - Legal Proceedings along with “Note 14 – Legal Proceedings, Commitments and Contingencies” included in our Notes to Consolidated Financial Statements.
Our success depends, in part, on our ability to develop new products and technologies, efficiently produce existing products and maintain a qualified workforce.
Many of the products and services we provide are highly engineered and involve sophisticated technologies with related complex manufacturing and system integration processes. Our customers’ requirements change and evolve regularly. Accordingly, our future performance depends, in part, on our ability to adapt to changing customer needs rapidly, identify emerging technological trends, develop and manufacture innovative products and services and bring those offerings to market quickly at cost-effective prices. Due to the complex nature of the products and services we offer, we may experience technical difficulties during the development of new products or technologies. These technical difficulties could result in delays and higher costs, which may negatively impact our financial results, until such products or technologies are fully developed. See “Note 1 – Significant Accounting Policies” included in our Notes to Consolidated Financial Statements for further details about losses incurred on certain development programs. Additionally, there can be no assurance that our developmental projects will be successful or meet the needs of our customer.
Additionally, our competitors may develop new technology, or offerings, or more efficient ways to produce existing products that could cause our existing offerings to become obsolete. If we fail in our development projects or if our new products or technologies fail to achieve customer acceptance, our ability to procure new contracts could be unsuccessful and this could negatively impact our financial results.
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
We face a number of challenges that may affect personnel retention such as our endeavors to increase the efficiency of our operations and improve the affordability of our products and services such as workforce reductions and consolidating and relocating certain operations. Additionally, a substantial portion of our workforce (including personnel in leadership positions) are retirement-eligible or nearing retirement. We previously amended certain of our defined benefit pension plans for non-union employees to freeze future retirement benefits. The freeze, which will be completed January 1, 2020, may encourage retirement-eligible personnel (generally age 55 or older) to choose to retire earlier than anticipated.
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
Approximately 21% of our employees are covered by collective bargaining agreements with various unions. Historically, where employees are covered by collective bargaining agreements with various unions, we have been successful in negotiating renewals to expiring agreements without any material disruption of operating activities. However, this does not assure that we will be successful in our efforts to negotiate renewals of our existing collective bargaining agreements in the future. If we encounter difficulties with renegotiations or renewals of collective bargaining arrangements or are unsuccessful in those efforts, we could incur additional costs and experience work stoppages. Union actions at suppliers can also affect us. Any delays or work stoppages could adversely affect our ability to perform under our contracts, which could negatively impact our results of operations, cash flows, and financial condition.
Our estimates and projections may prove to be inaccurate and certain of our assets may be at risk of future impairment.
The accounting for some of our most significant activities is based on judgments and estimates, which are complex and subject to many variables. For example, accounting for sales using the percentage-of-completion method requires that we assess risks and make assumptions regarding schedule, cost, technical and performance issues for thousands of contracts, many of which are long-term in nature. Additionally, we initially allocate the purchase price of acquired businesses based on a preliminary assessment of the fair value of identifiable assets acquired and liabilities assumed. For significant acquisitions we may use a one-year measurement period to analyze and assess a number of factors used in establishing the asset and liability fair values as of the acquisition date and could result in adjustments to asset and liability balances.
We have $10.8 billion of goodwill assets recorded on our consolidated balance sheet as of December 31, 2018 from previous acquisitions, which represents approximately 24% of our total assets. These goodwill assets are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in circumstances that indicate goodwill may be impaired. If we experience changes or factors arise that negatively affect the expected cash flows of a reporting unit, we may be required to write off all or a portion of the reporting unit’s related goodwill assets. The carrying value and fair value of our Sikorsky reporting unit are closely aligned. Therefore, any business deterioration, contract cancellations or terminations, or market pressures could cause our sales, earnings and cash flows to decline below current projections and could cause goodwill and intangible assets to be impaired. Additionally, Sikorsky may not perform as expected, or demand for its products may be adversely affected by global economic conditions, including oil and gas trends that are outside of our control.
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
ITEM 1B.    Unresolved Staff Comments

None.
ITEM 2.    Properties
At December 31, 2018, we owned or leased building space (including offices, manufacturing plants, warehouses, service centers, laboratories and other facilities) at approximately 380 locations primarily in the U.S. Additionally, we manage or occupy approximately 15 government-owned facilities under lease and other arrangements. At December 31, 2018, we had significant operations in the following locations:

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

•	Space - Sunnyvale, California; Denver, Colorado; Valley Forge, Pennsylvania; and Reading, England.

•	Corporate activities - Bethesda, Maryland.
The following is a summary of our square feet of floor space owned, leased, or utilized by business segment at December 31, 2018 (in millions):

	Owned	Leased	Government- Owned	Total
Aeronautics	5.0	2.2	14.4	21.6
Missiles and Fire Control	6.4	2.8	1.8	11.0
Rotary and Mission Systems	11.1	6.5	0.5	18.1
Space	8.7	2.0	5.4	16.1
Corporate activities	2.6	0.9	—	3.5
Total	33.8	14.4	22.1	70.3
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
For information regarding the matters discussed above, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Critical Accounting Policies - Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 14 – Legal Proceedings, Commitments and Contingencies” included in our Notes to Consolidated Financial Statements.
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

ITEM  4(a).    Executive Officers of the Registrant
Our executive officers as of February 8, 2019 are listed below, with their ages on that date, positions and offices currently held, and principal occupation and business experience during at least the last five years. There were no family relationships among any of our executive officers and directors. All officers serve at the discretion of the Board of Directors.*
Richard F. Ambrose (age 60), Executive Vice President - Space
Mr. Ambrose has served as Executive Vice President of Space since April 2013.
Dale P. Bennett (age 62), Executive Vice President - Rotary and Mission Systems
Mr. Bennett has served as Executive Vice President of Rotary and Mission Systems since December 2012.
Brian P. Colan (age 58), Vice President, Controller, and Chief Accounting Officer
Mr. Colan has served as Vice President, Controller, and Chief Accounting Officer since August 2014. He previously served as Vice President and Controller, Missiles and Fire Control from January 2013 to August 2014.
Michele A. Evans (age 53), Executive Vice President - Aeronautics
Ms. Evans has served as Executive Vice President of Aeronautics since October 2018. She previously served as Deputy Executive Vice President of Aeronautics from June 2018 to September 2018. Prior to that, she served as Vice President and General Manager, Integrated Warfare Systems and Sensors business in our Rotary and Missions Systems (RMS) segment from November 2016 to June 2018; and Vice President and General Manager, Undersea Systems business in our RMS segment from December 2013 to November 2016.

Marillyn A. Hewson (age 65), Chairman, President and Chief Executive Officer
Ms. Hewson has served as Chairman, President and Chief Executive Officer of Lockheed Martin since January 2014. Prior to that, she has served over 30 years at Lockheed Martin in roles of increasing responsibility.
Maryanne R. Lavan (age 59), Senior Vice President, General Counsel and Corporate Secretary
Ms. Lavan has served as Senior Vice President and General Counsel since June 2010 and Corporate Secretary since September 2010.
John W. Mollard (age 61), Vice President and Treasurer
Mr. Mollard has served as Vice President and Treasurer since April 2016. He previously served as Vice President, Corporate Financial Planning and Analysis from 2003 to April 2016.
Frank St. John (age 52), Executive Vice President - Missiles and Fire Control
Mr. St. John has served as Executive Vice President of Missiles and Fire Control since January 2018. He previously served as Executive Vice President and Deputy, Programs at our Missiles and Fire Control (MFC) segment from June 2017 to January 2018. Prior to that, he served as Vice President, Orlando Operations and Tactical Missiles/Combat Maneuver Systems business in our MFC segment from 2011 to May 2017.
Bruce L. Tanner (age 59), Executive Vice President and Chief Financial Officer
Mr. Tanner has served as Executive Vice President and Chief Financial Officer since September 2007.

*
As previously announced, Bruce L. Tanner is retiring from Lockheed Martin Corporation in 2019. Effective February 11, 2019, Kenneth R. Possenriede will become Executive Vice President and Chief Financial Officer. Mr. Possenriede (age 59) has served as Vice President of Finance and Program Management at Aeronautics since April 2016. Prior to that, he served as Vice President and Treasurer from July 2011 through April 2016.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
At January 25, 2019, we had 26,812 holders of record of our common stock, par value $1 per share. Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol LMT. Information concerning dividends paid on Lockheed Martin common stock during the past two years is as follows:
Common Stock - Dividends Paid Per Share

	Dividends Paid Per Share
Quarter	2018	2017
First	$2.00	$1.82
Second	2.00	1.82
Third	2.00	1.82
Fourth	2.20	2.00
Year	$8.20	$7.46
Stockholder Return Performance Graph
The following graph compares the total return on a cumulative basis of $100 invested in Lockheed Martin common stock on December 31, 2013 to the Standard and Poor’s (S&P) 500 Index and the S&P Aerospace & Defense Index.
The S&P Aerospace & Defense Index comprises Arconic Inc., General Dynamics Corporation, Harris Corporation, Huntington Ingalls Industries, L3 Technologies, Inc., Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company, Textron Inc., The Boeing Company, Transdigm Group Inc., and United Technologies Corporation. The stockholder return performance indicated on the graph is not a guarantee of future performance.

This graph is not deemed to be “filed” with the U.S. Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the Exchange Act), and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Exchange Act.
Purchases of Equity Securities
There were no sales of unregistered equity securities during the quarter ended December 31, 2018.
The following table provides information about our repurchases of our common stock registered pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2018.

Period (a)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Amount Available for Future Share Repurchases Under the Plans or Programs (b)
					(in millions)
October 1, 2018 – October 28, 2018	688,729		$323.55	688,579	$3,454
October 29, 2018 – November 25, 2018	1,125,685		$294.14	1,125,665	$3,123
November 26, 2018 – December 31, 2018	401,685		$286.52	392,420	$3,010
Total	2,216,099	(c)	$301.90	2,206,664

(a)
We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, October 29, 2018 was the first day of our November 2018 fiscal month.

(b)
In October 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. From time to time, our Board of Directors authorizes increases to our share repurchase program. The total remaining authorization for future common share repurchases under our share repurchase program was $3.0 billion as of December 31, 2018. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans, including accelerated share repurchases. The program does not have an expiration date.

(c)
During the quarter ended December 31, 2018, the total number of shares purchased included 9,435 shares that were transferred to us by employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the program.

ITEM 6.    Selected Financial Data

(In millions, except per share data)	2018	2017	2016	2015	2014
Operating results (a)
Net sales	$53,762	$49,960	$47,290	$40,536	$39,946
Operating profit (b)(c)(d)	7,334	6,744	5,888	5,233	5,445
Net earnings from continuing operations (b)(c)(d)(e)	5,046	1,890	3,661	3,126	3,253
Net earnings from discontinued operations (f)	—	73	1,512	479	361
Net earnings (c)(d)(e)	5,046	1,963	5,173	3,605	3,614
Earnings from continuing operations per common share
Basic (b)(c)(d)(e)	17.74	6.56	12.23	10.07	10.27
Diluted (b)(c)(d)(e)	17.59	6.50	12.08	9.93	10.09
Earnings from discontinued operations per common share
Basic	—	0.26	5.05	1.55	1.14
Diluted	—	0.25	4.99	1.53	1.12
Earnings per common share
Basic (c)(d)(e)	17.74	6.82	17.28	11.62	11.41
Diluted (c)(d)(e)	17.59	6.75	17.07	11.46	11.21
Cash dividends declared per common share	$8.20	$7.46	$6.77	$6.15	$5.49
Balance sheet (a)(g)
Cash, cash equivalents and short-term investments (c)	$772	$2,861	$1,837	$1,090	$1,446
Total current assets (h)	16,103	17,505	14,780	14,573	10,684
Goodwill (i)	10,769	10,807	10,764	10,695	7,964
Total assets (c)(h)(i)	44,876	46,620	47,560	49,304	37,190
Total current liabilities (h)	14,398	12,913	12,456	13,918	10,954
Total debt, net (j)	14,104	14,263	14,282	15,261	6,142
Total liabilities (c)(h)(j)	43,427	47,396	46,083	46,207	33,790
Total equity (deficit) (c)(e)	1,449	(776)	1,477	3,097	3,400
Common shares in stockholders’ equity at year-end	281	284	289	303	314
Cash flow information
Net cash provided by operating activities (c)(k)	$3,138	$6,476	$5,189	$5,101	$3,866
Net cash used for investing activities (l)	(1,075)	(1,147)	(985)	(9,734)	(1,723)
Net cash (used for) provided by financing activities (m)	(4,152)	(4,305)	(3,457)	4,277	(3,314)
Backlog (a)(n)	$130,468	$105,493	$103,458	$94,756	$74,500

(a)
Amounts for 2015 and 2014 do not reflect the impact of the adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), as amended, in the first quarter of 2018 (see “Note 1 – Significant Accounting Policies” included in our Notes to Consolidated Financial Statements).

(b)
Our operating profit and net earnings from continuing operations and earnings per share from continuing operations were affected by severance and restructuring charges of $96 million ($76 million, or $0.26 per share, after tax) in 2018, severance charges of $80 million ($52 million or $0.17 per share, after tax) in 2016; severance charges of $82 million ($53 million or $0.17 per share, after tax) in 2015. See “Note 15 – Severance and Restructuring Charges” included in our Notes to Consolidated Financial Statements for a discussion of 2018 and 2016 severance and restructuring charges.

(c)
The impact of our postretirement benefit plans can cause our operating profit, net earnings, cash flows and certain amounts recorded on our consolidated balance sheets to fluctuate. Accordingly, our net earnings were affected by a net FAS/CAS pension adjustment of $1.0 billion in 2018, $876 million in 2017, $902 million in 2016, $400 million in 2015, and $317 million in 2014. We made pension contributions of $5.0 billion in 2018, $46 million in 2017, $23 million in 2016, $5 million in 2015 (for our Sikorsky plan) and $2.0 billion in 2014 (for our legacy plans), and these contributions caused fluctuations in our operating cash flows and cash balance between each of those years. See “Critical Accounting Policies - Postretirement Benefit Plans” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

(d)
In 2017, we recorded a previously deferred non-cash gain of $198 million related to properties sold in 2015 as a result of completing our remaining obligations, which increased net earnings from continuing operations by $122 million ($0.42 per share).

(e)
In 2017, we recorded a net one-time tax charge of $2.0 billion ($6.77 per share), substantially all of which was non-cash, primarily related to the estimated impact of the Tax Cuts and Jobs Act (see “Note 9 – Income Taxes” included in our Notes to Consolidated Financial Statements). This charge along with our annual re-measurement adjustment related to our postretirement benefit plans of $1.4 billion resulted in a deficit in our total equity as of December 31, 2017.

(f)	Our net earnings from discontinued operations includes a $1.2 billion net gain in 2016 related to the divestiture of our IS&GS business.

(g)	Certain prior period amounts have been reclassified to conform to current year presentation.

(h)
Included in total current assets are assets of discontinued operations of $1.0 billion in 2015 and $900 million in 2014. Included in total current liabilities are liabilities of discontinued operations of $900 million in both 2015 and 2014. Included in total assets are assets of discontinued operations of $4.1 billion in 2015 and $4.2 billion in 2014. Included in total liabilities are liabilities of discontinued operations of $1.2 billion in both 2015 and 2014.

(i)
The increase in our goodwill and total assets from 2014 to 2015 was primarily attributable to the Sikorsky acquisition, which resulted in an increase in goodwill and total assets as of December 31, 2015 of $2.8 billion and $11.7 billion, respectively.

(j)
The increase in our total debt and total liabilities from 2014 to 2015 was primarily a result of the debt incurred to fund the Sikorsky acquisition, as well as the issuance of debt in February of 2015 for general corporate purposes.

(k)
The fluctuations in our net cash provided by operating activities between years 2014 to 2018 were due to changes in pension contributions, working capital and tax payments made. See “Liquidity and Cash Flows” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

(l)	The increase in our cash used for investing activities in 2015 was attributable to acquisitions of businesses, including the $9.0 billion acquisition of Sikorsky in 2015, net of cash acquired.

(m)	The increase in our cash provided by financing activities in 2015 was primarily a result of the debt incurred to fund the Sikorsky acquisition.

(n)
Backlog at December 31, 2015 includes approximately $15.6 billion related to Sikorsky and excludes backlog at December 31, 2015 and 2014 of $4.8 billion and $6.0 billion related to our IS&GS business, which we divested in 2016.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics, system integration and cybersecurity services. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. In 2018, 70% of our $53.8 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 60% from the Department of Defense (DoD)), 28% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government) and 2% were from U.S. commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security and information technology, including cybersecurity.
We operate in four business segments: Aeronautics, Missiles and Fire Control (MFC), Rotary and Mission Systems (RMS) and Space. We organize our business segments based on the nature of the products and services offered.
We operate in an environment characterized by both complexity in global security and continuing economic pressures in the U.S. and globally. A significant component of our strategy in this environment is to focus on program execution, improving the quality and predictability of the delivery of our products and services, and placing security capability quickly into the hands of our U.S. and international customers at affordable prices. Recognizing that our customers are resource constrained, we are endeavoring to develop and extend our portfolio domestically in a disciplined manner with a focus on adjacent markets close to our core capabilities, as well as growing our international sales. We continue to focus on affordability initiatives. We also expect to continue to innovate and invest in technologies to fulfill new mission requirements for our customers and invest in our people so that we have the technical skills necessary to succeed without limiting our ability to return a substantial portion of our free cash flow to our investors in the form of dividends and share repurchases. We define free cash flow as cash from operations as determined under U.S. generally accepted accounting principles (GAAP), less capital expenditures as presented on our consolidated statements of cash flows.
2019 Financial Trends
We expect our 2019 net sales to increase in the mid-single digit range from 2018 levels. The projected growth is driven by increased production and sustainment on the F-35 program at Aeronautics and key contract awards and increased volume in the tactical and strike missiles business at MFC. Total business segment operating profit margin in 2019 is expected to be approximately 10.8%; and cash from operations is expected to be greater than or equal to $7.4 billion. The preliminary outlook for 2019 assumes the U.S. Government continues to support and fund our key programs. Changes in circumstances may require us to revise our assumptions, which could materially change our current estimate of 2019 net sales, operating margin and cash flows.
We expect the net 2019 FAS/CAS pension benefit to be approximately $1.5 billion based on a 4.25% discount rate (a 62.5 basis point increase from the end of 2017), a negative 5.00% return on plan assets in 2018, a 7.00% expected long-term rate of return on plan assets in future years (a 50 basis point decrease from the end of 2017), and the revised longevity assumptions released during the fourth quarter of 2018 by the Society of Actuaries. As a result of our $5.0 billion in contributions to our qualified defined benefit pension plans in 2018, we do not expect to make contributions to our qualified defined benefit pension plans in 2019.
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

Divestiture of the Information Systems & Global Solutions Business
On August 16, 2016, we divested our former Information Systems & Global Solutions (IS&GS) business, which merged with Leidos Holdings, Inc. (Leidos), in a Reverse Morris Trust transaction (the “Transaction”). As a result of the Transaction, we recognized a net gain of approximately $1.3 billion, including $1.2 billion recognized in 2016. In 2017, we recognized an additional gain of $73 million, which reflects certain post-closing adjustments, including certain tax adjustments and the final determination of net working capital. For additional information, see “Note 3 – Acquisition and Divestitures” included in our Notes to Consolidated Financial Statements.
Consolidation of AWE Management Limited
On August 24, 2016, we increased our ownership interest in the AWE Management Limited (AWE) joint venture, which operates the United Kingdom’s nuclear deterrent program, from 33% to 51%. Consequently, we began consolidating AWE and our operating results include 100% of AWE’s sales and 51% of its operating profit. Prior to increasing our ownership interest, we accounted for our investment in AWE using the equity method of accounting. Under the equity method, we recognized only 33% of AWE’s earnings or losses and no sales. Accordingly, prior to August 24, 2016, the date we obtained control, we recorded 33% of AWE’s net earnings in our operating results and subsequent to August 24, 2016, we recognized 100% of AWE’s sales and 51% of its operating profit.
For additional information, see “Note 3 – Acquisition and Divestitures” included in our Notes to Consolidated Financial Statements.
Industry Considerations
U.S. Government Funding
For the first time in nearly a decade, the DoD began the government fiscal year (FY) with a full-year appropriation. Congress passed, and the President signed into law an appropriation act that provides $685 billion in funding for the DoD for FY 2019, which is comprised of $617 billion in base funding and $68 billion for the Overseas Contingency Operations (OCO) account to support the Global War on Terrorism (GWOT). The appropriation adheres to the Bipartisan Budget Act of 2018 (BBA of 2018), which provided an additional $80 billion for national defense over two years in FY 2018 and FY 2019. However, the U.S. Government has not yet passed full-year appropriations for all agencies. A majority of U.S. Government agencies operated under continuing resolution funding measures through December 21, 2018. Congress was unable to reach an agreement on full-year appropriations prior to its expiration. Consequently, a majority of U.S. Government agencies were shutdown through January 25, 2019 when an agreement was reached to provide funding under a continuing resolution funding measure through February 15, 2019. These agencies may be subject to future shutdowns if new appropriations are not passed prior to the expiration of the current continuing resolution.
The President has not yet submitted the budget proposal for FY 2020 to Congress due to administrative delays associated with the partial government shutdown that began on December 22, 2018 and ended on January 25, 2019. Once submitted, Congress must approve or revise the President’s FY 2020 budget proposal through enactment of appropriations bills and other policy legislation, which would then require final approval from the President.
Currently, U.S. defense spending in FY 2020 and FY 2021 remains subject to statutory spending limits established by the Budget Control Act of 2011 (Budget Control Act). The Budget Control Act spending limits were modified for fiscal years 2013 through 2019 by the American Taxpayer Relief Act of 2012, the Bipartisan Budget Act of 2013, the Bipartisan Budget Act of 2015, and most recently the BBA of 2018. However, these acts do not alter the spending limits beyond FY 2019. As currently enacted, the Budget Control Act limits defense spending to $576 billion (including approximately $550 billion for DoD) for FY 2020 with a modest increase to $590 billion (including approximately $563 billion for DoD) in 2021. The President’s defense budget estimates for FY 2020 and beyond exceed the spending limits established by the Budget Control Act. As a result, continued budget uncertainty and the risk of future sequestration cuts remain unless the Budget Control Act is repealed or significantly modified. See also the discussion of U.S. Government funding risks within Item 1A - Risk Factors.

International Business
A key component of our strategic plan is to grow our international sales. To accomplish this growth, we continue to focus on strengthening our relationships internationally through partnerships and joint technology efforts. We conduct business with international customers through each of our business segments through either FMS or direct sales to international customers.
International customers accounted for 36% of Aeronautics’ 2018 net sales. There continues to be strong international interest in the F-35 program, which includes commitments from the U.S. Government and eight international partner countries and four international customers, as well as expressions of interest from other countries. The U.S. Government and the eight partner countries continue to work together on the design, testing, production, and sustainment of the F-35 program. The international commitment to the program continues to grow. During 2018, the government of Belgium announced its decision to purchase 34 F-35 aircraft. Additionally in 2018, we finalized the Low Rate Initial Production (LRIP) 11 contract with the DoD at $11.5 billion of funding for the production of 141 F-35 aircraft. This award includes international F-35 partners and FMS customers. Other areas of international expansion at our Aeronautics business segment include the F-16 program. During 2018, we received a $1.1 billion contract from the U.S. Government to produce 16 new production F-16 Block 70 aircraft for the Royal Bahraini Air Force. The Undefinitized Contract Action (UCA) award represents the first F-16 Block 70 sale and the first F-16 production program to be performed in Greenville, South Carolina. Additionally, in December 2018, Slovakia signed a Letter of Offer and Acceptance (LOA) to procure 14 new production F-16 Block 70/72 aircraft and we were awarded a contract to upgrade 84 F-16 aircraft for the Greek Ministry of Defence.
In 2018, international customers accounted for 26% of MFC’s net sales. Our MFC business segment continues to generate significant international interest, most notably in the air and missile defense product line, which produces the Patriot Advanced Capability-3 (PAC-3) and Terminal High Altitude Area Defense (THAAD) systems. The PAC-3 is an advanced missile defense system designed to intercept incoming airborne threats. We have ongoing PAC-3 programs for production and sustainment activities in the Kingdom of Saudi Arabia, UAE, Qatar, the Republic of Korea, Japan and Taiwan. Additionally during 2018, the U.S. and Swedish officials formalized an agreement to provide PAC-3 missiles to Sweden. THAAD is an integrated system designed to protect against high altitude ballistic missile threats. UAE is an international customer for THAAD, and other countries in the Middle East, Europe and the Asia-Pacific region have also expressed interest in our air and missile defense systems, including the Kingdom of Saudi Arabia. Additionally, we continue to see international demand for our tactical missile and fire control products, where we received orders for Hellfire missile systems from the Netherlands and Japan, precision fires systems from Romania, as well as interest from Poland, where we will be submitting a proposal for a Multiple Launch Rocket System (MLRS). Other MFC international customers include the United Kingdom, Germany, India, Kuwait, and Bahrain.
In 2018, international customers accounted for 26% of RMS’ net sales. Our RMS business segment continues to experience international interest in the Aegis Ballistic Missile Defense System. We perform activities in the development, production, modernization, ship integration, test and lifetime support for ships of international customers such as Japan, Spain, Republic of Korea, and Australia. We have ongoing programs in Canada and Chile for combat systems equipment upgrades on Halifax-class and Type 23 frigates. In our training and logistics solutions portfolio, we have active programs and pursuits in the United Kingdom, the Kingdom of Saudi Arabia, Canada, Egypt, Singapore, and Australia. In addition, Sikorsky adds a significant international component to the RMS business segment with an installed base of over 1,000 aircraft internationally. We have active development, production, and sustainment support of the S-70i Black Hawk® and MH-60 Seahawk® aircraft to foreign military customers, including Chile, Australia, Denmark, Taiwan, the Kingdom of Saudi Arabia and Colombia. Commercial aircraft are sold to customers in the oil and gas industry, emergency medical evacuation, search and rescue fleets, and VIP customers in over 30 countries.
International customers accounted for 16% of Space’s 2018 net sales. Our Space business segment includes the operations of AWE, which operates the United Kingdom’s nuclear deterrent program. The work at AWE covers the entire life cycle, from initial concept, assessment and design, through component manufacture and assembly, in-service support and decommissioning and disposal. In addition, Space has international contracts with the Kingdom of Saudi Arabia and Japan to design and manufacture geostationary communication satellites using the A2100 satellite platform.

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
During 2018, the F-35 program completed several milestones both domestically and internationally. The U.S. Government continued testing the aircraft, including ship trials, mission and weapons systems evaluations, and the F-35 fleet recently surpassed 175,000 flight hours. In April 2018, we completed the System Development and Demonstration (SDD) flight testing portion of the development contract and began the next phase of development in support of phased capability improvements and modernization of the F-35 air system. This next phase of development work is being performed separately from the basic SDD contract as part of the Joint Program Office’s Continuous Capability Development and Delivery (C2D2) strategy. On June 11, we delivered the 300th production F-35 aircraft, demonstrating the F-35 program’s continued progress and longevity. The first 300 F-35 aircraft delivered to U.S. and international customers include 197 F-35A variants, 75 F-35B variants, and 28 F-35C variants. In December 2018, the DoD officially approved the F-35 program to begin the formal Initial Operational Test & Evaluation (IOT&E) phase. Testing is expected to be completed during 2019. The data will be analyzed by the U.S. Government as part of their evaluation to transition the F-35 program from LRIP into full-rate production at the end of 2019.
Several milestones were also achieved with our U.S. Government and international customers. First, United Kingdom’s F-35B carried out the first trials with UK-built weapons. This represents a key part of the work-up toward Initial Operating Capability efforts. Second, F-35Cs’ participated in Integrated Flight Operations aboard the USS Abraham Lincoln. Third, a U.S. Marine Corps F-35B conducted the first combat strike in the U.S. Central Command area of responsibility in support of Operation Freedom’s Sentinel in Afghanistan on September 27. Fourth, the Royal Navy landed the F-35B on the HMS Queen Elizabeth.

On September 28, we finalized the LRIP 11 contract with the DoD at $11.5 billion for the production and delivery of 141 F-35 aircraft at the lowest per aircraft price in program history. In November 2018, the U.S. Government awarded an aggregate $22.7 billion UCA Block Buy for the production of 252 F-35 aircraft in order to provide greater production efficiency, stability and cost savings. As of December 31, 2018, we have delivered 357 production aircraft to our U.S. and international partners, and we have 396 production aircraft in backlog, including orders from our international partners.
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

	2018	2017	2016
Net sales	$53,762	$49,960	$47,290
Cost of sales	(46,488)	(43,589)	(41,889)
Gross profit	7,274	6,371	5,401
Other income, net	60	373	487
Operating profit (a)	7,334	6,744	5,888
Interest expense	(668)	(651)	(663)
Other non-operating expense, net	(828)	(847)	(471)
Earnings from continuing operations before income taxes	5,838	5,246	4,754
Income tax expense (b)	(792)	(3,356)	(1,093)
Net earnings from continuing operations	5,046	1,890	3,661
Net earnings from discontinued operations	—	73	1,512
Net earnings	$5,046	$1,963	$5,173
Diluted earnings per common share
Continuing operations	$17.59	$6.50	$12.08
Discontinued operations	—	0.25	4.99
Total diluted earnings per common share	$17.59	$6.75	$17.07

(a)
For the year ended December 31, 2018, operating profit includes a non-cash asset impairment charge of $110 million related to our equity method investee, Advanced Military Maintenance, Repair and Overhaul Center LLC (AMMROC). For the year ended December 31, 2017, operating profit includes a $64 million charge, which represents our portion of a non-cash asset impairment charge recorded by AMMROC (see “Note 1 – Significant Accounting Policies” included in our Notes to Consolidated Financial Statements for more information). For the year ended December 31, 2017, operating profit includes a previously deferred non-cash gain of approximately $198 million related to properties sold in 2015 (see “Note 8 – Property, Plant and Equipment, net” included in our Notes to Consolidated Financial Statements for more information). For the year ended December 31, 2016, operating profit includes a non-cash gain on the step acquisition of AWE of approximately $104 million (see “Note 3 – Acquisition and Divestitures” included in our Notes to Consolidated Financial Statements for more information).

(b)
In 2017, we recorded a net one-time tax charge of $2.0 billion ($6.77 per share), substantially all of which was non-cash, primarily related to the estimated impact of the Tax Cuts and Jobs Act. See “Income Tax Expense” section below and “Note 9 – Income Taxes” included in our Notes to Consolidated Financial Statements for additional information.

Certain amounts reported in other income, net, primarily our share of earnings or losses from equity method investees, are included in the operating profit of our business segments. Accordingly, such amounts are included in our discussion of our business segment results of operations.

Net Sales
We generate sales from the delivery of products and services to our customers. Our consolidated net sales were as follows (in millions):

	2018	2017	2016
Products	$45,005	$42,502	$40,081
% of total net sales	83.7%	85.1%	84.8%
Services	8,757	7,458	7,209
% of total net sales	16.3%	14.9%	15.2%
Total net sales	$53,762	$49,960	$47,290
Substantially all of our contracts are accounted for using the percentage-of-completion cost-to-cost method. Under the percentage-of-completion cost-to-cost method, we record net sales on contracts over time based upon our progress towards completion on a particular contract, as well as our estimate of the profit to be earned at completion. The following discussion of material changes in our consolidated net sales should be read in tandem with the subsequent discussion of changes in our consolidated cost of sales and our business segment results of operations because changes in our sales are typically accompanied by a corresponding change in our cost of sales due to the nature of the percentage-of-completion cost-to-cost method.
Product Sales
Product sales increased $2.5 billion, or 6%, in 2018 as compared to 2017. The increase was primarily due to higher product sales of about $1.2 billion at Aeronautics, $1.0 billion at MFC and $315 million at RMS. Higher product sales at Aeronautics was primarily due to higher production volume for the F-35 program and higher volume on modernization contracts for the F-16 program. The increase at MFC was primarily due to increased volume for tactical and strike missiles programs (primarily classified programs and precision fires). The increase at RMS was primarily due to increased production volume for integrated warfare systems and sensors (IWSS) programs (primarily radar surveillance systems).
Product sales increased $2.4 billion, or 6%, in 2017 as compared to 2016. The increase was primarily due to higher product sales of about $1.9 billion at Aeronautics and $340 million at MFC. The increase in product sales at Aeronautics was primarily attributable to higher sales for the F-35 program due to increased production volume and higher sales for the C-130 program due to increased production volume and aircraft configuration mix, partially offset by a decrease in sales for the C-5 program due to lower production volume. Higher product sales at MFC was primarily due to an increase in sales for air and missile defense programs due to higher volume (primarily Terminal High Altitude Area Defense (THAAD)), higher sales for tactical and strike missile programs due to product configuration mix (primarily precision fires) and increased volume (primarily classified programs), and higher sales for sensor and global sustainment programs due to increased volume (primarily Low Altitude Navigation and Targeting Infrared for Night (LANTIRN®) and SNIPER®).
Service Sales
Service sales increased $1.3 billion, or 17%, in 2018 as compared to 2017, primarily due to an increase in service sales of about $605 million at Aeronautics, $270 million at RMS, and $245 million at Space. The increase in service sales at Aeronautics was primarily due to higher sustainment volume for the F-35 and F-22 programs. Higher service sales at RMS was primarily due to increased volume for C6ISR (command, control, communications, computers, cyber, combat systems, intelligence, surveillance, and reconnaissance) and IWSS programs. The increase in service sales at Space was primarily due to increased volume on government satellite services.
Service sales increased $249 million, or 3%, in 2017 as compared to 2016, primarily due to an increase in service sales of about $200 million at Aeronautics, $155 million at MFC and $70 million at RMS. These increases were partially offset by a decrease in service sales of about $180 million at Space. The increase in service sales at Aeronautics was primarily due to increased volume on sustainment activities (primarily the F-35 and C-130 programs). Higher service sales at MFC was primarily attributable to increased volume on sustainment activities (primarily Patriot Advanced Capability-3 (PAC-3) and Special Operations Forces Contractor Logistics Support Services (SOF CLSS)). Higher service sales at RMS was primarily due to increased volume on sustainment activities at Sikorsky. The decrease in service sales at Space was primarily due to lower launch related volume for space transportation programs, partially offset by increased volume for government satellite services.

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

	2018	2017	2016
Cost of sales – products	$(40,293)	$(38,417)	$(36,394)
% of product sales	89.5%	90.4%	90.8%
Cost of sales – services	(7,738)	(6,673)	(6,423)
% of service sales	88.4%	89.5%	89.1%
Severance and restructuring charges	(96)	—	(80)
Other unallocated, net	1,639	1,501	1,008
Total cost of sales	$(46,488)	$(43,589)	$(41,889)
The following discussion of material changes in our consolidated cost of sales for products and services should be read in tandem with the preceding discussion of changes in our consolidated net sales and our business segment results of operations. We have not identified any developing trends in cost of sales for products and services that would have a material impact on our future operations.
Product Costs
Product costs increased approximately $1.9 billion, or 5%, in 2018 as compared to 2017. The increase was primarily due to increased product costs of about $1.2 billion at Aeronautics and $820 million at MFC. Higher product costs at Aeronautics was primarily due to higher production volume for the F-35 program and higher volume on modernization contracts for the F-16 program. The increase in product costs at MFC was primarily due to increased volume for tactical and strike missiles programs (primarily classified programs and precision fires).
Product costs increased approximately $2.0 billion, or 6%, in 2017 as compared to 2016. The increase was primarily due to increased product costs of about $1.5 billion at Aeronautics and $315 million at MFC. The increase in product costs at Aeronautics was primarily due to increased volume on aircraft production for the F-35 program and higher cost for the C-130 program due to increased production volume and aircraft configuration mix, partially offset by a decrease in cost for the C-5 program due to lower production volume. Higher product costs at MFC was primarily attributable to an increase in cost for tactical and strike missile programs due to product configuration mix (primarily precision fires) and increased volume (classified programs) and higher product costs for air and missile defense programs due to contract mix (primarily PAC-3) and higher volume (primarily THAAD).
Service Costs
Service costs increased approximately $1.1 billion, or 16%, in 2018 compared to 2017, primarily due to increased service costs of about $535 million at Aeronautics, $215 million at RMS, and $170 million at Space. The increase in service costs at Aeronautics was primarily due to higher sustainment volume for the F-35 and F-22 programs. Higher service costs at RMS were primarily due to increased volume for various C6ISR and IWSS programs. The increase in service costs at Space was primarily due to increased volume on government satellite services.
Service costs increased approximately $250 million, or 4%, in 2017 compared to 2016, primarily due to increased service costs of about $230 million at Aeronautics and $150 million at MFC. These increases were partially offset by a decrease of about$135 million at Space. Higher service costs at Aeronautics was primarily due to increased volume on sustainment activities (primarily the F-35 and C-130 programs). Higher service costs at MFC was primarily attributable to higher volume on sustainment activities (primarily PAC-3 and SOF CLSS). The decrease in service costs at Space was primarily due to lower launch related volume for space transportation programs, partially offset by increased volume for government satellite services.

Restructuring Charges
2018 Actions
During 2018, we recorded charges totaling $96 million ($76 million, or $0.26 per share, after tax) related to certain severance and restructuring actions at our RMS business segment. These charges consist of $75 million of severance costs for the planned elimination of certain positions through either voluntary or involuntary actions and $21 million of asset impairment charges associated with our decision to consolidate certain operations. Upon separation, terminated employees will receive lump-sum severance payments primarily based on years of service, a majority of which we expect to pay by the end of 2019. These actions resulted from a strategic review of our RMS business segment and are intended to improve the efficiency of our operations and better align our organization and cost structure with changing economic conditions. We expect to recover a portion of the severance and restructuring charges through the pricing of our products and services to the U.S. Government and other customers in future periods, which will be included in RMS’ operating results. During 2018, we paid approximately $33 million in severance payments associated with these actions.
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
Other Unallocated, Net
Other unallocated, net primarily includes the FAS/CAS operating adjustment as described in the “Business Segment Results of Operations” section below, stock-based compensation and other corporate costs. These items are not allocated to the business segments and, therefore, are excluded from the cost of sales for products and services. Other unallocated, net was a net reduction to expense of $1.6 billion in 2018, $1.5 billion in 2017 and $1.0 billion in 2016.
The increase in net reduction in expense from 2018 to 2017 and 2017 to 2016 was primarily attributable to fluctuations in the FAS/CAS operating adjustment of $1.8 billion in 2018, $1.6 billion in 2017 and $1.3 billion in 2016, partially offset by fluctuations in other costs associated with various corporate items, none of which were individually significant. The increase in the FAS/CAS operating adjustment over the periods was primarily attributable to an increase in U.S. Government Cost Accounting Standards (CAS) pension cost due to the impact of phasing in CAS Harmonization. See “Critical Accounting Policies - Postretirement Benefit Plans” discussion below for more information on our CAS pension cost. Additionally, the increase in net reduction to expense in 2017 as compared to 2016 was driven by corporate overhead costs reclassified during 2016 from our former IS&GS business to other unallocated, net. See “Note 3 – Acquisition and Divestitures” included in our Notes to Consolidated Financial Statements for additional information about costs reclassified to other unallocated, net.
Other Income, Net
Other income, net primarily includes our share of earnings or losses from equity method investees and gains or losses for acquisitions and divestitures. Other income, net in 2018 was $60 million, compared to $373 million in 2017 and $487 million in 2016. The decrease in 2018 compared to 2017 was primarily attributable to the recognition in 2018 of a non-cash asset impairment charge of $110 million ($83 million, or $0.29 per share, after tax) related to our equity method investee, AMMROC, decreased earnings generated by equity method investees, and the recognition in 2017 of a previously deferred non-cash gain of approximately $198 million related to properties sold in 2015. The decrease in 2017 compared to 2016 was primarily attributable to decreased earnings generated by equity method investees and recognition in 2017 of our portion of a non-cash asset impairment charge recorded by our equity method investee, AMMROC. These decreases were partially offset by the recognition in 2017 of a previously deferred non-cash gain of approximately $198 million related to properties sold in 2015, which was greater than the net gain of $104 million recognized in the third quarter of 2016 on the step acquisition of AWE.

Interest Expense
Interest expense in 2018 was $668 million, compared to $651 million in 2017 and $663 million in 2016. The slight increase in interest expense in 2018 resulted primarily from increased interest expense on interest rate swaps and commercial paper, partially offset by our scheduled repayment of $750 million of debt during 2018. The decrease in interest expense in 2017 resulted primarily from our scheduled repayment of $952 million of debt during 2016. See “Capital Structure, Resources and Other” included within “Liquidity and Cash Flows” discussion below and “Note 10 – Debt” included in our Notes to Consolidated Financial Statements for a discussion of our debt.
Other Non-Operating Expense, Net
Other non-operating expense, net primarily includes the non-service cost components of FAS pension and other postretirement benefit plan expense (i.e., interest cost, expected return on plan assets, net actuarial gains or losses, and amortization of prior service cost or credits) related to our postretirement benefit plans. Other non-operating expense, net in 2018 decreased slightly compared to 2017 primarily due to fluctuations in other costs associated with various items, none of which were individually significant. Other non-operating expense, net increased $376 million from 2016 to 2017 primarily due to higher non-service cost components of FAS expense related to a lower discount rate and lower expected long-term rate of return on plan assets.
Income Tax Expense
Our effective income tax rate from continuing operations was 13.6% for 2018, 64.0% for 2017, and 23.0% for 2016. On December 22, 2017, the President signed the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. Consequently, we wrote down our net deferred tax assets as of December 31, 2017 by $2.0 billion to reflect the estimated impact of the Tax Act. We recorded a corresponding net one-time charge of $2.0 billion ($6.77 per share), substantially all of which was non-cash, primarily related to enactment of the Tax Act, the re-measurement of certain net deferred tax assets using the lower U.S. corporate income tax rate (approximately $1.9 billion), a deemed repatriation tax (approximately $43 million), and a reduction in the U.S. manufacturing benefit (approximately $81 million) as a result of our decision to accelerate contributions to our pension fund in 2018 in order to receive a tax deduction in 2017. The net one-time charge related to the Tax Act increased our 2017 effective income tax rate by 37.5 percentage points. Our effective income tax rate and cash tax payments in years after 2017 are expected to benefit materially from the enactment of the Tax Act. As of December 22, 2018, we completed our accounting for all of the enactment-date income tax effects of the Tax Act and did not identify any material changes to the provisional, net, one-time charge for the year ended December 31, 2017, related to the Tax Act.
We recognized a new tax benefit in 2018 of $61 million related to the deduction for foreign derived intangible income enacted by the Tax Act, which reduced our effective income tax rate by 1.0 percentage point. We also recognized a tax benefit of $61 million in 2018, which reduced our effective income tax rate by 1.0 percentage point, from our change in a tax accounting method reflecting a 2012 Court of Federal Claims decision, which held that the tax basis in certain assets should be increased and realized upon the assets’ disposition.

The rates for all periods benefited from tax deductions for dividends paid to our defined contribution plans with an employee stock ownership plan feature, and the U.S. research and development (R&D) tax credit. The Tax Act repealed the U.S. manufacturing benefit for years after 2017. The U.S. manufacturing benefit for 2017 was insignificant, compared to a reduction of our effective tax rate by 2.5 percentage points for 2016. The 2017 benefit was reduced by $81 million because of our 2017 decision after enactment of the Tax Act to make accelerated contributions of cash in 2018 to our defined benefit pension plans. The R&D tax credit reduced our effective tax rate by 2.4 percentage points in 2018 and 2.2 percentage points in both 2017 and 2016. The rate for 2016 also benefited from the nontaxable gain recorded in connection with the consolidation of AWE.
In addition, the rates for 2018, 2017, and 2016 benefited from tax benefits related to employee share-based payment awards, which are now recorded in earnings as income tax benefit or expense, effective with the adoption of an accounting standard update during 2016. Accordingly, we recognized additional income tax benefits of $55 million, $106 million, and $152 million during the years ended December 31, 2018, 2017, and 2016, which reduced our effective income tax rate by 0.9 percentage points, 2.0 percentage points, and 3.2 percentage points.
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

Net Earnings from Continuing Operations
We reported net earnings from continuing operations of $5.0 billion ($17.59 per share) in 2018, $1.9 billion ($6.50 per share) in 2017 and $3.7 billion ($12.08 per share) in 2016. Both net earnings and earnings per share from continuing operations were affected by the factors mentioned above. Earnings per share also benefited from a net decrease of approximately 3.0 million common shares outstanding from December 31, 2017 to December 31, 2018 as a result of share repurchases, partially offset by share issuance under our stock-based awards and certain defined contribution plans. From December 31, 2016 to December 31, 2017 earnings per share benefited from a decrease of approximately 5.0 million common shares outstanding as a result of share repurchases, partially offset by share issuance under our stock-based awards and certain defined contribution plans.
Net Earnings from Discontinued Operations
We reported net earnings from discontinued operations related to the 2016 divestiture of the IS&GS business of $73 million ($0.25 per share) in 2017 and $1.5 billion ($4.99 per share) in 2016. Net earnings from discontinued operations in 2017 reflects certain post-closing adjustments, including final working capital and tax adjustments. Net earnings from discontinued operations in 2016 included an initial net gain of approximately $1.2 billion recognized as a result of the divestiture of the IS&GS business.
Net Earnings
We reported net earnings of $5.0 billion ($17.59 per share) in 2018, $2.0 billion ($6.75 per share) in 2017 and $5.2 billion ($17.07 per share) in 2016.
Business Segment Results of Operations
We operate in four business segments: Aeronautics, MFC, RMS and Space. We organize our business segments based on the nature of the products and services offered. The financial information in the following tables includes the results of businesses we have acquired from their respective dates of acquisition and excludes businesses included in discontinued operations (see “Note 3 – Acquisition and Divestitures” included in our Notes to Consolidated Financial Statements) for all years presented. Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation.
Operating profit of our business segments includes our share of earnings or losses from equity method investees because the operating activities of the equity method investees are closely aligned with the operations of our business segments. United Launch Alliance (ULA), results of which are included in our Space business segment, is one of our largest equity method investees. Operating profit of our business segments excludes the FAS/CAS operating adjustment for our qualified defined benefit pension plans (described below); the adjustment from CAS to the FAS service cost component for all other postretirement benefit plans; expense for stock-based compensation; the effects of items not considered part of management’s evaluation of segment operating performance, such as charges related to goodwill impairments (see “Note 1 – Significant Accounting Policies” included in our Notes to Consolidated Financial Statements) and significant severance and restructuring actions (see “Note 15 – Severance and Restructuring Charges” included in our Notes to Consolidated Financial Statements); gains or losses from significant divestitures (see “Note 3 – Acquisition and Divestitures” included in our Notes to Consolidated Financial Statements); the effects of certain legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit.
Our business segments’ results of operations include pension expense only as calculated under U.S. Government Cost Accounting Standards, which we refer to as CAS pension cost. We recover CAS pension cost through the pricing of our products and services on U.S. Government contracts and, therefore, the CAS pension cost is recognized in each of our business segments’ net sales and cost of sales. Our consolidated operating profit in our consolidated financial statements must present the service cost component of FAS pension and other postretirement benefit plan expense calculated in accordance with FAS requirements under U.S. GAAP. The operating portion of the net FAS/CAS operating adjustment represents the difference between the service cost component of FAS pension expense and the CAS pension cost recorded in our business segments’ results of operations. The non-service FAS pension and other postretirement benefit plan cost component is included in other non-operating expenses, net on our consolidated statement of earnings. As a result, to the extent that CAS pension cost exceeds the service cost component of FAS pension expense, which occurred for 2018, 2017 and 2016, we have a favorable FAS/CAS operating adjustment.

Summary operating results for each of our business segments were as follows (in millions):

	2018	2017	2016
Net sales
Aeronautics	$21,242	$19,410	$17,293
Missiles and Fire Control	8,462	7,282	6,789
Rotary and Mission Systems	14,250	13,663	13,595
Space	9,808	9,605	9,613
Total net sales	$53,762	$49,960	$47,290
Operating profit
Aeronautics	$2,272	$2,176	$1,845
Missiles and Fire Control	1,248	1,034	1,004
Rotary and Mission Systems	1,302	902	845
Space (a)	1,055	980	1,288
Total business segment operating profit	5,877	5,092	4,982
Unallocated items
FAS/CAS operating adjustment (b)	1,803	1,613	1,250
Stock-based compensation	(173)	(158)	(149)
Severance and restructuring charges (c)	(96)	—	(80)
Other, net (d)	(77)	197	(115)
Total unallocated, net	1,457	1,652	906
Total consolidated operating profit	$7,334	$6,744	$5,888

(a)
On August 24, 2016, our ownership interest in the AWE joint venture increased from 33% to 51% and we were required to change our accounting for this investment from the equity method to consolidation. As a result of the increased ownership interest, we recognized a non-cash gain of $127 million at our Space business segment, which increased net earnings from continuing operations by $104 million ($0.34 per share) in 2016. See “Note 3 – Acquisition and Divestitures” included in our Notes to Consolidated Financial Statements for more information).

(b)
The FAS/CAS operating adjustment represents the difference between the service cost component of FAS pension expense and total pension costs recoverable on U.S. Government contracts as determined in accordance with CAS. For a detail of the FAS/CAS operating adjustment and the total net FAS/CAS pension adjustment, see the table below.

(c)
See “Consolidated Results of Operations – Restructuring Charges” discussion above for information on charges related to certain severance actions at our business segments. Severance and restructuring charges for initiatives that are not significant are included in business segment operating profit.

(d)
Other, net in 2018 includes a non-cash asset impairment charge of $110 million related to our equity method investee, AMMROC (see “Note 1 – Significant Accounting Policies” included in our Notes to Consolidated Financial Statements for more information). Other, net in 2017 includes a previously deferred non-cash gain of $198 million related to properties sold in 2015 as a result of completing our remaining obligations (see “Note 8 – Property, Plant and Equipment, net” included in our Notes to Consolidated Financial Statements for more information) and a $64 million charge, which represents our portion of a non-cash asset impairment charge recorded by AMMROC (see “Note 1 – Significant Accounting Policies” included in our Notes to Consolidated Financial Statements for more information).

Total net FAS/CAS pension adjustments, including the service and non-service cost components of FAS pension expense, were as follows (in millions):

	2018	2017	2016
Total FAS expense and CAS costs
FAS pension expense	$(1,431)	$(1,372)	$(1,019)
Less: CAS pension cost	2,433	2,248	1,921
Net FAS/CAS pension adjustment	$1,002	$876	$902

Service and non-service cost reconciliation
FAS pension service cost	(630)	(635)	(671)
Less: CAS pension cost	2,433	2,248	1,921
FAS/CAS operating adjustment	1,803	1,613	1,250
Non-operating FAS pension expense (a)	(801)	(737)	(348)
Net FAS/CAS pension adjustment	$1,002	$876	$902

(a)
We record the non-service cost components of net periodic benefit cost as part of other non-operating expense, net in the consolidated statement of earnings. The non-service cost components in the table above relate only to our qualified defined benefit pension plans. We incurred total non-service costs for our qualified defined benefit pension plans in the table above, along with similar costs for our other postretirement benefit plans of $67 million, $109 million, and $123 million for the years ended 2018, 2017 and 2016.

We recover CAS pension cost through the pricing of our products and services on U.S. Government contracts and, therefore, recognize CAS pension cost in each of our business segment’s net sales and cost of sales. Our consolidated financial statements must present FAS pension and other postretirement benefit plan expense calculated in accordance with FAS requirements under U.S. GAAP. The operating portion of the net FAS/CAS pension adjustment represents the difference between the service cost component of FAS pension expense and CAS pension cost. The non-service FAS pension cost component is included in other non-operating expense, net on our consolidated statements of earnings. The net FAS/CAS pension adjustment increases or decreases CAS pension cost to equal total FAS pension expense (both service and non-service).
The following segment discussions also include information relating to backlog for each segment. Backlog was approximately $130.5 billion, $105.5 billion and $103.5 billion at December 31, 2018, 2017 and 2016. These amounts included both funded backlog (firm orders for which funding has been both authorized and appropriated by the customer) and unfunded backlog (firm orders for which funding has not yet been appropriated). Backlog does not include unexercised options or task orders to be issued under indefinite-delivery, indefinite-quantity contracts. Funded backlog was approximately $86.4 billion at December 31, 2018.
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
Changes in net sales and operating profit generally are expressed in terms of volume. Changes in volume refer to increases or decreases in sales or operating profit resulting from varying production activity levels or service levels on individual contracts. Volume changes in segment operating profit are typically based on the current profit booking rate for a particular contract.
In addition, comparability of our segment sales, operating profit and operating margins may be impacted favorably or unfavorably by changes in profit booking rates on our contracts accounted for using the percentage-of-completion method of accounting. Increases in the profit booking rates, typically referred to as risk retirements, usually relate to revisions in the estimated total costs that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate, resulting in an increase in the estimated total costs to complete and a reduction in the profit booking rate. Increases or decreases in profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Segment operating profit and margins may also be impacted favorably or unfavorably by other items. Favorable items may include the positive resolution of contractual matters, cost recoveries on restructuring charges, insurance recoveries and gains on sales of assets. Unfavorable items may include the adverse resolution of contractual matters; severance and restructuring charges, except for significant severance actions, which are excluded from segment operating results; reserves for disputes; asset impairments; and losses on sales of certain assets. Segment operating profit and items such as risk retirements, reductions of profit booking rates or other matters are presented net of state income taxes.
As previously disclosed, we have a program, EADGE-T, to design, integrate, and install an air missile defense command, control, communications, computers – intelligence (C4I) system for an international customer that has experienced performance matters and for which we have periodically accrued reserves. In 2017, we revised our estimated costs to complete the EADGE-T contract as a consequence of ongoing performance matters and recorded an additional charge of $120 million ($74 million or $0.25 per share, after tax) at our RMS business segment, which resulted in cumulative losses of approximately $260 million on this program. As of December 31, 2018, cumulative losses remained at approximately $260 million. We continue to monitor program requirements and our performance. At this time, we do not anticipate additional charges that would be material to our operating results or financial condition.
We have two commercial satellite programs, for the delivery of three satellites in total, to international customers at our Space business segment, for which we have experienced performance issues related to the development and integration of a modernized LM 2100 satellite platform. These programs require the development of new satellite technology to enhance the LM 2100’s power, propulsion and electronics, among other items. The enhanced LM 2100 satellite platform is expected to benefit other commercial and government satellite programs. We have periodically revised our estimated costs to complete these developmental commercial programs. We have recorded cumulative losses of approximately $380 million through December 31, 2018. In 2018, we recorded losses of approximately $75 million ($56 million, or $0.20 per share, after tax). While these losses reflect our estimated total losses on the programs, we will continue to incur general and administrative costs each period until we complete these programs. These programs remain developmental and further challenges in the delivery and integration of new satellite technology, anomalies discovered during system testing requiring repair or rework, further schedule delays and potential penalties could require that we record additional loss reserves which could be material to our operating results. We previously disclosed that, as we did not meet the July 2018 delivery requirement for two satellites, the customer could seek to exercise termination rights. One of the satellites has now been launched, eliminating this risk. As the other is expected to launch in the first half of 2019, we believe it unlikely that the customer will seek to do so. Were the customer to seek to exercise a termination right and be successful in this effort, we would have to refund the payments we have received and pay certain penalties. On the third satellite, we currently anticipate delivery before the date upon which the customer could seek to exercise a termination right although we may have to pay certain penalties and have sought to address this possibility in our reserves.

We are responsible for designing, developing and installing an upgraded turret for the Warrior Capability Sustainment Program. In 2018, we revised our estimated costs to complete the program as a consequence of performance issues, and recorded a charge of approximately $85 million ($64 million, or $0.22 per share, after tax) at our MFC business segment, which resulted in cumulative losses of approximately $140 million on this program as of December 31, 2018. We may continue to experience issues related to customer requirements and our performance under this contract and have to record additional charges. However, based on the losses already recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our operating results or financial condition.
Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other items, net of state income taxes, increased segment operating profit by approximately $1.9 billion in 2018, $1.6 billion in 2017 and $1.4 billion in 2016. The increase in consolidated net adjustments in 2018 compared to 2017 was primarily due to increases in profit booking rate adjustments at our MFC, RMS, and Space business segments, partially offset by a decrease at our Aeronautics business segment. The increase in our consolidated net adjustments in 2017 compared to 2016 was primarily due to an increases in profit booking rate adjustments at our Aeronautics and Space business segments, partially offset by a decrease at our RMS business segment. The consolidated net adjustments for 2018 are inclusive of approximately $900 million in unfavorable items, which include reserves for performance matters on the Warrior Capability Sustainment Program at MFC, various programs at RMS, and commercial satellite programs at Space. The consolidated net adjustments for 2017 are inclusive of approximately $800 million in unfavorable items, which include reserves for performance matters on the EADGE-T contract, Vertical Launching System (VLS) program and other programs at RMS and on commercial satellite programs at Space. The consolidated net adjustments for 2016 are inclusive of approximately $535 million in unfavorable items, which include reserves for performance matters on the EADGE-T contract at RMS and on commercial satellite programs at Space.
Aeronautics
Our Aeronautics business segment is engaged in the research, design, development, manufacture, integration, sustainment, support and upgrade of advanced military aircraft, including combat and air mobility aircraft, unmanned air vehicles and related technologies. Aeronautics’ major programs include the F-35 Lightning II Joint Strike Fighter, C‑130 Hercules, F-16 Fighting Falcon and F-22 Raptor. Aeronautics’ operating results included the following (in millions):

	2018	2017	2016
Net sales	$21,242	$19,410	$17,293
Operating profit	2,272	2,176	1,845
Operating margin	10.7%	11.2%	10.7%
Backlog at year-end	$55,601	$35,692	$34,999
2018 compared to 2017
Aeronautics’ net sales in 2018 increased $1.8 billion, or 9%, compared to 2017. The increase was primarily attributable to higher net sales of approximately $1.5 billion for the F-35 program due to increased volume on production and sustainment, partially offset by lower volume on development activities; about $300 million for other programs due to higher volume (primarily ADP); about $210 million for the F-16 program due to increased volume on modernization contracts; and about $110 million for the F-22 program due to increased sustainment volume. These increases were partially offset by a decrease of approximately $130 million for the C-130 program primarily due to lower volume on sustainment activities and about $130 million for the C-5 program due to lower volume as deliveries under the current production modernization program were completed in the third quarter of 2018.
Aeronautics’ operating profit in 2018 increased $96 million, or 4%, compared to 2017. Operating profit increased approximately $250 million for the F-35 program due to increased volume on higher margin production contracts and new development activities and better performance on sustainment. This increase was partially offset by a decrease of about $65 million for the C-130 program due to lower risk retirements and lower sustainment volume; about $60 million for the F-16 program due to lower risk retirements; and about $35 million for the C-5 program due to lower risk retirements and lower production volume. Adjustments not related to volume, primarily net profit booking rate adjustments, were about $175 million lower in 2018 compared to 2017.
2017 compared to 2016
Aeronautics’ net sales in 2017 increased $2.1 billion, or 12%, compared to 2016. The increase was primarily attributable to higher net sales of approximately $2.0 billion for the F-35 program due to increased volume on production and sustainment; about $155 million for the C-130 program primarily due to increased production volume and due to aircraft configuration mix; and about

$95 million for the F-22 program due to higher volume on aircraft modernization programs. These increases were partially offset by a decrease of approximately $195 million for the C-5 program due to lower production volume.
Aeronautics’ operating profit in 2017 increased $331 million, or 18%, compared to 2016. Operating profit increased approximately $300 million for the F-35 program due to increased volume on aircraft production and sustainment activities and higher risk retirements and about $85 million for the F-16 program due to higher risk retirements partially offset by lower volume on aircraft modernization programs. These increases were partially offset by a decrease of about $30 million due to lower equity earnings from an investee. Adjustments not related to volume, primarily net profit booking rate adjustments, were about $245 million higher in 2017 compared to 2016.
Backlog
Backlog increased in 2018 compared to 2017 and in 2017 compared to 2016 primarily due to higher orders on F-35 production and sustainment programs.
Trends
We currently expect Aeronautics’ 2019 net sales to increase in the high-single digit percentage range as compared to 2018 driven by the increased volume on the F-35 program. Operating profit is also expected to increase in the high-single digit percentage range, resulting in comparable operating profit margins in 2019 as compared to 2018.
Missiles and Fire Control
Our MFC business segment provides air and missile defense systems; tactical missiles and air-to-ground precision strike weapon systems; logistics; fire control systems; mission operations support, readiness, engineering support and integration services; manned and unmanned ground vehicles; and energy management solutions. MFC’s major programs include PAC‑3, THAAD, MLRS, Hellfire, JASSM, Javelin, Apache, SNIPER®, LANTIRN® and Special Operations Forces Global Logistics Support Services (SOF GLSS). MFC’s operating results included the following (in millions):

	2018	2017	2016
Net sales	$8,462	$7,282	$6,789
Operating profit	1,248	1,034	1,004
Operating margin	14.7%	14.2%	14.8%
Backlog at year-end	$21,363	$17,729	$14,204
2018 compared to 2017
MFC’s net sales in 2018 increased $1.2 billion, or 16%, compared to the same period in 2017. The increase was primarily attributable to higher net sales of approximately $925 million for tactical and strike missile programs due to increased volume (primarily classified programs and precision fires); and about $185 million for sensors and global sustainment programs due to increased volume (primarily LANTIRN, SNIPER, and Apache).
MFC’s operating profit in 2018 increased $214 million, or 21%, compared to 2017. Operating profit increased approximately $140 million for tactical and strike missile programs due to reserves which were recorded in 2017 but did not recur in 2018 (primarily Joint Air to Ground Missile (JAGM)), higher risk retirements (primarily precision fires and Hellfire) and higher volume (primarily precision fires); and about $50 million for sensors and global sustainment programs due to higher risk retirements and higher volume (primarily LANTIRN, SNIPER, and Apache), after charges of approximately $85 million previously recorded in 2018 for performance matters on the Warrior Capability Sustainment Program. Adjustments not related to volume, including net profit booking rate adjustments and other items, were about $200 million higher in 2018 compared to 2017.
2017 compared to 2016
MFC’s net sales in 2017 increased $493 million, or 7%, compared to 2016. The increase was attributable to higher net sales of approximately $205 million for integrated air and missile defense programs due to contract mix on certain programs (primarily PAC-3) and increased volume on certain programs (primarily THAAD); and about $135 million for sensors and global sustainment programs due to increased volume (primarily SOF GLSS and LANTIRN and SNIPER); and about $110 million for tactical and strike missile programs due to product configuration mix (primarily precision fires) and increased volume (primarily classified programs).

MFC’s operating profit in 2017 increased $30 million, or 3%, compared to 2016. Operating profit increased about $85 million for integrated air and missile defense programs due to increased volume (primarily THAAD), contract mix (primarily PAC-3), and a reserve recorded in fiscal year 2016 for a contractual matter that did not recur in 2017; and about $85 million for sensors and global sustainment programs due to increased risk retirements and higher volume (primarily LANTIRN and SNIPER). These increases were partially offset by a decrease of approximately $120 million for tactical and strike missile programs due to lower risk retirements (primarily precision fires and Hellfire) and the establishment of a reserve on a program. Adjustments not related to volume, including net profit booking rate adjustments and other items, were about $10 million higher in 2017 compared to 2016.
Backlog
Backlog increased in 2018 compared to 2017 primarily due to higher orders on PAC-3, precision fires, and other tactical missiles programs. Backlog increased in 2017 compared to 2016 primarily due to higher orders on Hellfire, precision fires and PAC-3.
Trends
We currently expect MFC’s net sales to increase in the low-double digit percentage range in 2019 as compared to 2018 driven by key contract awards in 2018 and higher volume in the tactical and strike missiles business. Operating profit is expected to increase in the high-single digit percentage range in 2019 as compared to 2018 driven by the increase in sales volume. Operating profit margin for 2019 is expected to be slightly lower than 2018 levels.
Rotary and Mission Systems
Our RMS business segment provides design, manufacture, service and support for a variety of military and commercial helicopters; ship and submarine mission and combat systems; mission systems and sensors for rotary and fixed-wing aircraft; sea and land-based missile defense systems; radar systems; the Littoral Combat Ship (LCS); simulation and training services; and unmanned systems and technologies. In addition, RMS supports the needs of government customers in cybersecurity and delivers communication and command and control capabilities through complex mission solutions for defense applications. RMS’ major programs include Black Hawk and Seahawk helicopters, Aegis Combat System (Aegis), LCS, CH-53K King Stallion helicopter, VH-92A helicopter program, Advanced Hawkeye Radar System, and the Command, Control, Battle Management and Communications (C2BMC) contract. Additionally, during the fourth quarter of 2017, we realigned certain programs within the RMS business segment to align with changes in management structure. RMS’ operating results included the following (in millions):

	2018	2017	2016
Net sales	$14,250	$13,663	$13,595
Operating profit	1,302	902	845
Operating margin	9.1%	6.6%	6.2%
Backlog at year-end	$31,320	$30,030	$29,029
2018 compared to 2017
RMS’ net sales in 2018 increased $587 million, or 4%, compared to 2017. The increase was primarily attributable to higher net sales of approximately $525 million for IWSS programs due to higher volume (primarily radar surveillance systems programs and Multi Mission Surface Combatant); and about $250 million for C6ISR programs due to higher volume on multiple programs. These increases were partially offset by a decrease of approximately $270 million for Sikorsky helicopter programs, which reflect lower volume for Black Hawk production, partially offset by higher volume for CH-53K King Stallion development and for mission systems programs.
RMS’ operating profit in 2018 increased $400 million, or 44%, compared to 2017. Operating profit increased approximately $185 million for C6ISR programs due to charges of $120 million for performance matters on the EADGE-T contract, recorded in 2017 but which did not recur in 2018, and due to higher risk retirements (primarily undersea systems programs); about $155 million for Sikorsky helicopter programs due to better cost performance across the Sikorsky portfolio and better cost performance on the Multi-Year IX contract; and about $105 million for IWSS programs due to higher risk retirements and higher volume (primarily Aegis). Adjustments not related to volume, including net profit booking rate adjustments and other items, were about $185 million higher in 2018 compared to 2017.

2017 compared to 2016
RMS’ net sales in 2017 increased $68 million, or 1%, compared to 2016. The increase was primarily attributable to approximately $85 million for training and logistics services programs due to higher volume; about $55 million for IWSS programs due to higher volume (primarily Aegis); and about $40 million for Sikorsky helicopter programs due to certain adjustments recorded in 2016 required to account for the acquisition, partially offset by lower volume on certain helicopter programs. These increases were partially offset by a decrease of about $100 million for C6ISR programs due to lower volume.
RMS’ operating profit in 2017 increased $57 million, or 7%, compared to 2016. Operating profit increased about $120 million for Sikorsky helicopter programs due to certain adjustments recorded in 2016 required to account for the acquisition; and about $30 million for IWSS programs due to higher volume and increased risk retirements, partially offset by a $20 million charge for performance matters on the Vertical Launching System (VLS) program. This increase was offset by a decrease of $105 million for C6ISR programs primarily due to a net $95 million increase for charges for performance matters on the EADGE-T contract. Adjustments not related to volume, including net profit booking rate adjustments and other items, were about $45 million lower in 2017 compared to 2016.
Backlog
Backlog increased in 2018 compared to 2017 primarily due to higher orders on IWSS and C6ISR programs. Backlog increased in 2017 compared to 2016 primarily due to a new multi-year award at Sikorsky.
Trends
We currently expect RMS’ net sales to be slightly above 2018 levels. Operating profit is also expected to be slightly above 2018 levels resulting in similar operating profit margins in 2019 as compared to 2018.
Space
Our Space business segment is engaged in the research and development, design, engineering and production of satellites, strategic and defensive missile systems and space transportation systems. Space provides network-enabled situational awareness and integrates complex space and ground-based global systems to help our customers gather, analyze, and securely distribute critical intelligence data. Space is also responsible for various classified systems and services in support of vital national security systems. Space’s major programs include the Trident II D5 Fleet Ballistic Missile (FBM), AWE, Orion Multi-Purpose Crew Vehicle (Orion), Space Based Infrared System (SBIRS) and Next Generation Overhead Persistent Infrared (Next Gen OPIR) system, Global Positioning System (GPS) III, Advanced Extremely High Frequency (AEHF), and The Mobile User Objective System (MUOS). Operating profit for our Space business segment includes our share of earnings for our investment in ULA, which provides expendable launch services to the U.S. Government. Space’s operating results included the following (in millions):

	2018	2017	2016
Net sales	$9,808	$9,605	$9,613
Operating profit	1,055	980	1,288
Operating margin	10.8%	10.2%	13.4%
Backlog at year-end	$22,184	$22,042	$25,226
2018 compared to 2017
Space’s net sales in 2018 increased $203 million, or 2%, compared to 2017. The increase was primarily attributable to higher net sales of approximately $225 million for strategic and missile defense programs due to higher volume (primarily AWE and FBM) and about $65 million for the Orion program due to higher volume. These increases were partially offset by a decrease of approximately $70 million for commercial satellite programs due to lower volume and about $25 million for government satellite programs due to lower volume.
Space’s operating profit in 2018 increased $75 million, or 8%, compared to 2017. Operating profit increased approximately $40 million for commercial satellite programs, which reflect a lower amount of charges recorded for performance matters on certain programs; and about $30 million for government satellite programs primarily due to higher volume and higher risk retirements for government satellite services. Adjustments not related to volume, including net profit booking rate adjustments and other items, were about $30 million higher in 2018 compared to 2017.

2017 compared to 2016
Space’s net sales in 2017 were comparable with 2016. The slight decrease was attributable to a decrease of approximately $300 million for space transportation programs due to a reduction in launch-related events; about $245 million for government satellite programs (primarily AEHF and SBIRS) due to lower volume; approximately $190 million across other programs (including the Orion program) due to lower volume; and about $90 million for commercial satellite programs due to lower volume. These decreases were partially offset by an increase of approximately $810 million due to a full year of net sales from AWE in 2017 compared to four months of sales in 2016, which we began consolidating during the third quarter of 2016.
Space’s operating profit in 2017 decreased $308 million, or 24%, compared to 2016. Operating profit decreased $127 million due to the pre-tax gain recorded in 2016 related to the consolidation of AWE; about $95 million for lower equity earnings from ULA; about $30 million for space transportation programs due to a reduction in launch-related events; about $35 million for government satellite programs (primarily SBIRS and AEHF) due to a charge for performance matters and lower volume; and a net decrease of about $35 million related to charges recorded in 2017 for performance matters on certain commercial satellite programs. Adjustments not related to volume, including net profit booking rate adjustments and other items, were about $20 million higher in 2017 compared to 2016.
Equity earnings
Total equity earnings recognized by Space (primarily ULA) represented approximately $210 million, $205 million and $325 million, or 20%, 21% and 25% of this business segment’s operating profit during 2018, 2017 and 2016.
Backlog
Backlog increased in 2018 compared to 2017 primarily due to new orders on government satellite programs, specifically Next Gen OPIR and GPS III. Backlog decreased in 2017 compared to 2016 primarily due to lower orders for government satellite programs, partially offset by higher orders on the Orion program.
Trends
We currently expect Space's 2019 net sales to be comparable to 2018 levels. Operating profit in 2019 is expected to decrease in the low-double digit percentage range as compared to 2018 driven by lower equity earnings in 2019 compared to 2018. As a result, operating profit margin in 2019 is expected to decrease from 2018 levels.
Liquidity and Cash Flows
We have a balanced cash deployment strategy to enhance stockholder value and position ourselves to take advantage of new business opportunities when they arise. Consistent with that strategy, we have continued to invest in our business, including capital expenditures, independent research and development and, selective business acquisitions and investments, while returning cash to stockholders through dividends and share repurchases, and managing our debt levels, maturities and interest rates and pension obligations.
We have generated strong operating cash flows, which have been the primary source of funding for our operations, capital expenditures, debt service and repayments, dividends, share repurchases and postretirement benefit plan contributions. Our strong operating cash flows enabled our Board of Directors to approve two key cash deployment initiatives in September 2018. First, we increased our dividend rate in the fourth quarter by 10% to $2.20 per share. Second, the Board of Directors approved a $1.0 billion increase to our share repurchase program. Inclusive of this increase, the total remaining authorization for future common share repurchases under our program was $3.0 billion as of December 31, 2018.
We expect our cash from operations will continue to be sufficient to support our operations and anticipated capital expenditures for the foreseeable future. However, we expect to continue to issue commercial paper backed by our $2.5 billion revolving credit facility to manage the timing of cash flows. We also have additional access to credit markets, if needed, for liquidity or general corporate purposes, and letters of credit to support customer advance payments and for other trade finance purposes such as guaranteeing our performance on particular contracts. See our “Capital Structure, Resources and Other” section below for a discussion on available financial resources.
We made contributions of $5.0 billion to our qualified defined benefit pension plans in 2018, including required and discretionary contributions. As a result of these contributions, we do not expect to make contributions to our qualified defined benefit pension plans in 2019. We funded these contributions in 2018 using a mix of cash on hand and commercial paper.

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
Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type. We generally bill and collect cash more frequently under cost-reimbursable contracts, which represent approximately 38% of the sales we recorded in 2018, as we are authorized to bill as the costs are incurred. A number of our fixed-price contracts may provide for performance-based payments, which allow us to bill and collect cash as we perform on the contract. The amount of performance-based payments and the related milestones are encompassed in the negotiation of each contract. The timing of such payments may differ from our incurrence of costs related to our contract performance, thereby affecting our cash flows.
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
The majority of our capital expenditures for 2018 and those planned for 2019 are for equipment, facilities infrastructure and information technology. Expenditures for equipment and facilities infrastructure are generally incurred to support new and existing programs across all of our business segments. For example, we have projects underway in our Aeronautics business segment for facilities and equipment to support higher production of the F-35 combat aircraft, and we have projects underway to modernize certain of our facilities. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.

The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	2018	2017	2016
Cash and cash equivalents at beginning of year	$2,861	$1,837	$1,090
Operating activities
Net earnings	5,046	1,963	5,173
Non-cash adjustments	1,186	4,530	(35)
Changes in working capital	(1,401)	(427)	(826)
Other, net	(1,693)	410	877
Net cash provided by operating activities	3,138	6,476	5,189
Net cash used for investing activities	(1,075)	(1,147)	(985)
Net cash used for financing activities	(4,152)	(4,305)	(3,457)
Net change in cash and cash equivalents	(2,089)	1,024	747
Cash and cash equivalents at end of year	$772	$2,861	$1,837
Operating Activities
2018 compared to 2017
Net cash provided by operating activities decreased $3.3 billion in 2018 compared to 2017 primarily due to contributions of $5.0 billion to our qualified defined benefit pension plans in 2018 and an increase in cash used for working capital of $974 million, partially offset by an increase in net earnings and a decrease in income tax payments. The increase in cash used for working capital was largely driven by the timing of cash collections for the F-35 program and Sikorsky helicopter programs. We received net income tax refunds of $41 million during the year ended December 31, 2018 compared to making net income tax payments of $1.1 billion during the year ended December 31, 2017. Net refunds in 2018 were primarily the result a 2017 net operating loss carryback arising from our accelerated pension contributions. Our effective income tax rate and cash tax payments in 2018 benefited materially from the enactment of the Tax Act in 2017. We made interest payments of approximately $635 million and approximately $610 million during the years ended December 31, 2018 and 2017.
2017 compared to 2016
Net cash provided by operating activities increased $1.3 billion in 2017 compared to 2016 primarily due to a decrease in cash used for working capital, a reduction in cash paid for income taxes and a reduction in cash paid for severance. The decrease in cash used for working capital was largely driven by timing of cash collections (primarily PAC-3, THAAD, LANTIRN and SNIPER, and Sikorsky helicopter programs). We made net income tax payments of $1.1 billion and $1.3 billion during the years ended December 31, 2017 and 2016. We made interest payments of approximately $610 million and approximately $600 million during the years ended December 31, 2017 and 2016. In addition, cash provided by operating activities during the year ended December 31, 2016 included cash generated by IS&GS of approximately $310 million as we retained this cash as part of the divestiture.
Investing Activities
Net cash used for investing activities decreased $72 million in 2018 compared to 2017, primarily due to approximately $105 million of cash received as part of the final settlement of net working capital in connection with the 2016 divestiture of our IS&GS business and cash received for various other items, none of which were individually significant, partially offset by higher capital expenditures. Net cash used for investing activities increased $162 million in 2017 compared to 2016, primarily due to higher capital expenditures and cash proceeds received in 2016 related to properties sold.
Capital expenditures amounted to $1.3 billion in 2018, $1.2 billion in 2017 and $1.1 billion in 2016. The majority of our capital expenditures were for equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use-software.
Financing Activities
Net cash used for financing activities decreased $153 million in 2018 compared to 2017 primarily due to $600 million of net proceeds from the issuance of commercial paper and a reduction in cash used for repurchases of common stock, partially offset by the repayment of long-term debt in 2018 and an increase in dividend payments.
Net cash used for financing activities increased $848 million in 2017 compared to 2016 primarily due to the receipt of a one-time special cash payment in 2016 from the divestiture of the IS&GS business and higher dividend payments in 2017, partially offset by the repayment of long-term debt in 2016 and a reduction in cash used for repurchases of common stock.
In November 2018, we repaid $750 million of long-term notes with a fixed interest rate of 1.85% according to their scheduled maturities. In September 2016, we repaid $500 million of long-term notes with a fixed interest rate of 2.13% according to their scheduled maturities. In May 2016, we repaid $452 million of long-term notes with a fixed interest rate of 7.65% according to their scheduled maturities.
For additional information about our debt financing activities see the “Capital Structure, Resources and Other” discussion below and “Note 10 – Debt” included in our Notes to Consolidated Financial Statements.
We paid dividends totaling $2.3 billion ($8.20 per share) in 2018, $2.2 billion ($7.46 per share) in 2017 and $2.0 billion ($6.77 per share) in 2016. We paid quarterly dividends of $2.00 per share during each of the first three quarters of 2018 and $2.20 per share during the fourth quarter of 2018; $1.82 per share during each of the first three quarters of 2017 and $2.00 per share during the fourth quarter of 2017; and $1.65 per share during each of the first three quarters of 2016 and $1.82 per share during the fourth quarter of 2016.
We paid $1.5 billion, $2.0 billion and $2.1 billion to repurchase 4.7 million, 7.1 million and 8.9 million shares of our common stock during 2018, 2017 and 2016.

Capital Structure, Resources and Other
At December 31, 2018, we held cash and cash equivalents of $772 million that was generally available to fund ordinary business operations without significant legal, regulatory, or other restrictions.
Our outstanding debt, net of unamortized discounts and issuance costs, amounted to $14.1 billion at December 31, 2018 and is mainly in the form of publicly-issued notes that bear interest at fixed rates. As of December 31, 2018, we had $1.5 billion of short-term borrowings due within one year, of which approximately $900 million was composed of scheduled debt maturity due in November 2019 and approximately $600 million was composed of commercial paper borrowings with a weighted-average rate of 2.89%. During 2017, we borrowed and fully repaid amounts under our commercial paper programs. There were no commercial paper borrowings outstanding as of December 31, 2017. As of December 31, 2018, we were in compliance with all covenants contained in our debt and credit agreements.
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
On occasion, our customers may seek deferred payment terms to purchase our products. In connection with these transactions, we may, at our customer’s request, enter into arrangements for the non-recourse sale of customer receivables to unrelated third–party financial institutions. For accounting purposes, these transactions are not discounted and are treated as a sale of receivables as we have no continuing involvement. The sale proceeds from the financial institutions are reflected in our operating cash flows on the statement of cash flows. We sold approximately $532 million in 2018 and $698 million in 2017 of customer receivables. There were no gains or losses related to sales of these receivables.
Revolving Credit Facilities
On August 24, 2018, we entered into a new $2.5 billion revolving credit facility (the 5-year Facility) with various banks and concurrently terminated our existing $2.5 billion revolving credit facility. The 5‑year Facility has an expiration date of August 24, 2023 and is available for general corporate purposes. The undrawn portion of the 5-year Facility is also available to serve as a backup facility for the issuance of commercial paper. We may request and the banks may grant, at their discretion, an increase in the borrowing capacity under the 5-year Facility of up to an additional $500 million. There were no borrowings outstanding under the 5-year Facility as of December 31, 2018 and 2017.
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
Long-Term Debt
In November 2018, we repaid $750 million of long-term notes with a fixed interest rate of 1.85% according to their scheduled maturities.
In September 2017, we issued notes totaling approximately $1.6 billion with a fixed interest rate of 4.09% maturing in September 2052 (the New Notes) in exchange for outstanding notes totaling approximately $1.4 billion with fixed interest rates ranging from 4.70% to 8.50% maturing 2029 to 2046 (the Old Notes). In connection with the exchange of principal, we paid a premium of $237 million, substantially all of which was in the form of New Notes. This premium will be amortized as additional interest expense over the term of the New Notes using the effective interest method. We may, at our option, redeem some or all of the New Notes at any time by paying the principal amount of notes being redeemed plus a make-whole premium and accrued and unpaid interest. Interest on the New Notes is payable on March 15 and September 15 of each year and began on March 15, 2018. The New Notes are unsecured senior obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness.
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
Total Equity
Our total equity was $1.4 billion at December 31, 2018 compared to a deficit of $776 million at December 31, 2017. The increase in equity was primarily due to net earnings of $5.0 billion, recognition of previously deferred postretirement benefit plan amounts of $1.2 billion, and employee stock activity of $406 million (including the impacts of stock option exercises, ESOP activity and stock-based compensation), partially offset by the annual December 31 re-measurement adjustment related to our postretirement benefit plans of $501 million, the repurchase of 4.7 million common shares for $1.5 billion; and dividends declared of $2.3 billion during the year.
As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings. Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess purchase price over par value of $1.1 billion recorded as a reduction of retained earnings in 2018.
Contractual Commitments and Off-Balance Sheet Arrangements
At December 31, 2018, we had contractual commitments to repay debt, make payments under operating leases, settle obligations related to agreements to purchase goods and services and settle tax and other liabilities. Capital lease obligations were not material. Payments due under these obligations and commitments are as follows (in millions):

	Payments Due By Period
	Total	Less Than 1 Year	Years 2 and 3	Years 4 and 5	After 5 Years
Total debt (a)	$15,299	$1,500	$2,150	$625	$11,024
Interest payments	9,885	609	1,110	1,009	7,157
Other liabilities	2,773	259	536	382	1,596
Operating lease obligations	1,297	305	331	202	459
Purchase obligations:
Operating activities	50,784	22,862	22,745	3,422	1,755
Capital expenditures	487	392	95	—	—
Total contractual cash obligations	$80,525	$25,927	$26,967	$5,640	$21,991

(a)
Total debt includes scheduled principal payments and the repayment of commercial paper and excludes approximately $13 million of debt issued by a consolidated joint venture as we do not guarantee the debt.

The table above excludes estimated minimum funding requirements for our qualified defined benefit pension plans. For additional information about our future minimum contributions for these plans, see “Note 11 – Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements. Amounts related to other liabilities represent the contractual obligations for certain long-term liabilities recorded as of December 31, 2018. Such amounts mainly include expected payments under non-qualified pension plans, environmental liabilities and deferred compensation plans.
Purchase obligations related to operating activities include agreements and contracts that give the supplier recourse to us for cancellation or nonperformance under the contract or contain terms that would subject us to liquidated damages. Such agreements and contracts may, for example, be related to direct materials, obligations to subcontractors and outsourcing arrangements. Total purchase obligations for operating activities in the preceding table include approximately $45.9 billion related to contractual commitments entered into as a result of contracts we have with our U.S. Government customers. The U.S. Government generally would be required to pay us for any costs we incur relative to these commitments if they were to terminate the related contracts “for convenience” under the Federal Acquisition Regulation (FAR), subject to available funding. This also would be true in cases where we perform subcontract work for a prime contractor under a U.S. Government contract. The termination for convenience language also may be included in contracts with foreign, state and local governments. We also have contracts with customers that do not include termination for convenience provisions, including contracts with commercial customers.
Purchase obligations in the preceding table for capital expenditures generally include facilities infrastructure, equipment and information technology.

We also may enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. These agreements are designed to enhance the social and economic environment of the foreign country by requiring the contractor to promote investment in the country. Offset agreements may be satisfied through activities that do not require us to use cash, including transferring technology, providing manufacturing and other consulting support to in-country projects and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements also may be satisfied through our use of cash for such activities as purchasing supplies from in-country vendors, providing financial support for in-country projects, establishment of ventures with local companies and building or leasing facilities for in-country operations. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customer and typically require cash outlays that represent only a fraction of the original amount in the offset agreement. Satisfaction of our offset obligations are included in the estimates of our total costs to complete the contract and may impact our sales, profitability and cash flows. Our ability to recover investments on our consolidated balance sheet that we make to satisfy offset obligations is generally dependent upon the successful operation of ventures that we do not control and may involve products and services that are dissimilar to our business activities. At December 31, 2018, the notional value of remaining obligations under our outstanding offset agreements totaled approximately $12.1 billion, which primarily relate to our Aeronautics, MFC and RMS business segments, most of which extend through 2044. To the extent we have entered into purchase or other obligations at December 31, 2018 that also satisfy offset agreements, those amounts are included in the preceding table. Offset programs usually extend over several years and may provide for penalties, estimated at approximately $1.5 billion at December 31, 2018, in the event we fail to perform in accordance with offset requirements. While historically we have not been required to pay material penalties, resolution of offset requirements are often the result of negotiations and subjective judgments.
In connection with our 50% ownership interest of ULA, we and The Boeing Company (Boeing) were previously required to provide ULA an additional capital contribution if ULA was unable to make required payments under its inventory supply agreement with Boeing. In the fourth quarter of 2018, ULA fully satisfied its obligations under this inventory supply agreement and we no longer have any obligation to provide ULA an additional capital contribution under this agreement.
We have entered into standby letters of credit and surety bonds issued on our behalf by financial institutions, and directly issued guarantees to third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as venture partners. At December 31, 2018, we had the following outstanding letters of credit, surety bonds and third-party guarantees (in millions):

	Commitment Expiration By Period
	Total Commitment	Less Than 1 Year	Years 2 and 3	Years 4 and 5	After 5 Years
Standby letters of credit (a)	$2,284	$1,302	$707	$247	$28
Surety bonds	425	414	11	—	—
Third-party Guarantees	850	185	270	2	393
Total commitments	$3,559	$1,901	$988	$249	$421

(a)
Approximately $925 million of standby letters of credit in the “Less Than 1 Year” category, $357 million in the “Years 2 and 3” category and $24 million in the “Years 4 and 5” category are expected to renew for additional periods until completion of the contractual obligation.

At December 31, 2018, third-party guarantees totaled $850 million, of which approximately 65% related to guarantees of contractual performance of ventures to which we currently are or previously were a party. This amount represents our estimate of the maximum amount we would expect to incur upon the contractual non-performance of the venture, venture partners or divested businesses. Generally, we also have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a venture partner.
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
Under fixed-price contracts, we agree to perform the specified work for a pre-determined price. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less profit or could incur a loss. Some fixed-price contracts have a performance-based component under which we may earn incentive payments or incur financial penalties based on our performance.
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
We recognize revenue as performance obligations are satisfied and the customer obtains control of the products and services. In determining when performance obligations are satisfied, we consider factors such as contract terms, payment terms and whether there is an alternative future use of the product or service. Substantially all of our revenue is recognized over time as we perform under the contract because control of the work in process transfers continuously to the customer. For contracts with the U.S. Government and FMS contracts, this continuous transfer of control of the work in process to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit, and take possession of any work in process. Our non-U.S. Government contracts, primarily international direct commercial contracts, typically do not include termination for convenience provisions. However, continuous transfer of control to our customer is supported and, if our customer were to terminate the contract for reasons other than our non-performance, we would have the right to recover damages which would include, among other potential damages, the right to payment for our work performed to date plus a reasonable profit to deliver products or services that do not have an alternative use to us.
For performance obligations to deliver products with continuous transfer of control to the customer, revenue is recognized based on the extent of progress towards completion of the performance obligation, generally using the percentage-of-completion cost-to-cost measure of progress for our contracts because it best depicts the transfer of control to the customer as we incur costs on our contracts. Under the percentage-of-completion cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs to complete the performance obligation(s). For performance obligations to provide services to the customer, revenue is recognized over time based on costs incurred or the right to invoice method (in situations where the value transferred matches our billing rights) as our customer receives and consumes the benefits.
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
Comparability of our segment sales, operating profit and operating margin may be impacted favorably or unfavorably by changes in profit booking rates on our contracts for which we recognize revenue over time using the percentage-of-completion cost-to-cost method to measure progress towards completion. Increases in the profit booking rates, typically referred to as risk retirements, usually relate to revisions in the estimated total costs to fulfill the performance obligations that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate, resulting in an increase in the estimated total costs to fulfill the performance obligations and a reduction in the profit booking rate. Increases or decreases in profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Segment operating profit and margin may also be impacted favorably or unfavorably by other items, which may or may not impact sales. Favorable items may include the positive resolution of contractual matters, cost recoveries on severance and restructuring charges, insurance recoveries and gains on sales of assets. Unfavorable items may include the adverse resolution of contractual matters; restructuring charges, except for significant severance actions, which are excluded from segment operating results; reserves for disputes; certain asset impairments; and losses on sales of certain assets.
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
In June 2014, we amended certain of our qualified and nonqualified defined benefit pension plans for non-union employees, comprising the majority of our benefit obligations, to freeze future retirement benefits. The calculation of retirement benefits under the affected defined benefit pension plans is determined by a formula that takes into account the participants’ years of credited service and average compensation. The freeze takes effect in two stages. On January 1, 2016, the pay-based component of the formula used to determine retirement benefits was frozen so that future pay increases, annual incentive bonuses or other amounts earned for or related to periods after December 31, 2015 are not used to calculate retirement benefits. On January 1, 2020, the service-based component of the formula used to determine retirement benefits will also be frozen so that participants will no longer earn further credited service for any period after December 31, 2019. When the freeze is complete, the majority of our salaried employees will have transitioned to an enhanced defined contribution retirement savings plan.
Additionally, in recent years we have taken other actions to mitigate the effect of our defined benefit pension plan on our financial results. For example, in December 2018, a Lockheed Martin qualified defined benefit pension plan purchased two contracts from insurance companies covering $2.6 billion of our outstanding defined benefit pension obligations.
First, in December 2018, an upfront cash payment of $810 million was made to an insurance company in exchange for a contract (referred to as a buy-in contract) that will reimburse the plan for all future benefit payments related to $770 million of the plan’s outstanding defined benefit pension obligations for approximately 9,000 U.S. retirees and beneficiaries. On December 31, 2018, the approximately 9,000 retirees and beneficiaries and the buy-in contract were spun-off to another plan, with the buy-in contract the sole asset of that plan. Under the arrangement, the plan remains responsible for paying the benefits for the covered retirees and beneficiaries and the insurance company will reimburse the plan as those benefits are paid. As a result, there is no net ongoing cash flow to the plan for the covered retirees and beneficiaries as the cost of providing the benefits is funded by the buy-in contract, effectively locking in the cost of the benefits and eliminating future volatility of the benefit obligation. The buy-in contract was purchased using assets from the pension trust and is accounted for at fair value as an investment of the trust. This transaction had no impact on our 2018 FAS pension expense or CAS pension cost. The difference of approximately $40 million between the amount paid to the insurance company and the amount of the pension obligations funded by the buy-in contract was recognized through the re-measurement of the related benefit obligations in other comprehensive loss in equity and will be amortized to FAS pension expense in future periods. We intend to begin the termination process for this plan during 2019, and at conclusion convert the buy-in contract to a buy-out contract, thus relieving us of liability for the pension obligations related to the covered population. The buy-out conversion, expected to occur as early as 2020, will require recognition of a settlement loss in earnings at that time, which we currently estimate will be approximately $350 million. A subsequent cash recovery is anticipated from the U.S. Government.
Also, during December 2018, we purchased an irrevocable group annuity contract from an insurance company (referred to as a buy-out contract) for $1.82 billion to settle $1.76 billion of our outstanding defined benefit pension obligations related to certain U.S. retirees and beneficiaries. The group annuity contract was purchased using assets from the pension trust. As a result of this transaction, we were relieved of all responsibility for these pension obligations and the insurance company is now required to pay and administer the retirement benefits owed to approximately 32,000 U.S. retirees and beneficiaries, with no change to the amount, timing or form of monthly retirement benefit payments. Although the transaction was treated as a settlement for accounting purposes, we did not recognize a loss on the settlement in earnings associated with the transaction because total settlements during 2018 for this plan were less than this plan’s service and interest cost in 2018. Accordingly, the transaction had no impact on our 2018 FAS pension expense or CAS pension cost, and the difference of approximately $60 million between the amount paid to the insurance company and the amount of the pension obligations settled was recognized in other comprehensive loss and will be amortized to FAS pension expense in future periods.
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
We continue to use a single weighted average discount rate approach when calculating our consolidated benefit obligations related to our defined benefit pension plans resulting in 4.250% at December 31, 2018, compared to 3.625% at December 31, 2017 and 4.125% at December 31, 2016. We utilized a single weighted average discount rate of 4.250% when calculating our benefit obligations related to our retiree medical and life insurance plans at December 31, 2018, compared to 3.625% at December 31, 2017 and 4.00% at December 31, 2016. We evaluate several data points in order to arrive at an appropriate single weighted average discount rate, including results from cash flow models, quoted rates from long-term bond indices and changes in long-term bond rates over the past year. As part of our evaluation, we calculate the approximate average yields on corporate bonds rated AA or better selected to match our projected postretirement benefit plan cash flows.
We utilized an expected long-term rate of return on plan assets of 7.00% at December 31, 2018 compared to 7.50% for both December 31, 2017 and December 31, 2016. The long-term rate of return assumption represents the expected long-term rate of return on the funds invested or to be invested, to provide for the benefits included in the benefit obligations. This assumption is based on several factors including historical market index returns, the anticipated long-term allocation of plan assets, the historical return data for the trust funds, plan expenses and the potential to outperform market index returns. The difference between the long-term rate of return on plan assets assumption we select and the actual return on plan assets in any given year affects both the funded status of our benefit plans and the calculation of FAS pension expense in subsequent periods. Although the actual return in any specific year likely will differ from the assumption, the average expected return over a long-term future horizon should be approximately equal to the assumption. Any variance in a given year should not, by itself, suggest that the assumption should be changed. Patterns of variances are reviewed over time, and then combined with expectations for the future. As a result, changes in this assumption are less frequent than changes in the discount rate.
In both October 2018 and 2017, the Society of Actuaries published revised longevity assumptions that refined its prior studies. We used the revised assumptions indicating a shortened longevity in our December 31, 2018 and December 31, 2017 re-measurements of benefit obligation. The publications were a refinement to assumptions the Society of Actuaries published in previous years, beginning in 2014.

Our stockholders’ equity has been reduced cumulatively by $14.3 billion from the annual year-end measurements of the funded status of postretirement benefit plans. The cumulative non-cash, after-tax reduction primarily represents net actuarial losses resulting from declines in discount rates, investment losses and updated longevity. A market-related value of our plan assets, determined using actual asset gains or losses over the prior three year period, is used to calculate the amount of deferred asset gains or losses to be amortized. These cumulative actuarial losses will be amortized to expense using the corridor method, where gains and losses are recognized to the extent they exceed 10% of the greater of plan assets or benefit obligations, over the average future service period of employees expected to receive benefits under the plans of approximately nine years as of December 31, 2018. This amortization period is expected to extend (approximately double) in 2020 when our non-union pension plans are completely frozen to use the average remaining life expectancy of the participants instead of average future service. During 2018, $1.2 billion of these amounts was recognized as a component of postretirement benefit plans expense and about $908 million is expected to be recognized as expense in 2019.
The discount rate and long-term rate of return on plan assets assumptions we select at the end of each year are based on our best estimates and judgment. A change of plus or minus 25 basis points in the 4.250% discount rate assumption at December 31, 2018, with all other assumptions held constant, would have decreased or increased the amount of the qualified pension benefit obligation we recorded at the end of 2018 by approximately $1.4 billion, which would result in an after-tax increase or decrease in stockholders’ equity at the end of the year of approximately $1.1 billion. If the 4.250% discount rate at December 31, 2018 that was used to compute the expected 2019 FAS pension expense for our qualified defined benefit pension plans had been 25 basis points higher or lower, with all other assumptions held constant, the amount of FAS pension expense projected for 2019 would be lower or higher by approximately $120 million. If the 7.00% expected long-term rate of return on plan assets assumption at December 31, 2018 that was used to compute the expected 2019 FAS pension expense for our qualified defined benefit pension plans had been 25 basis points higher or lower, with all other assumptions held constant, the amount of FAS pension expense projected for 2019 would be lower or higher by approximately $85 million. Each year, differences between the actual plan asset return and the expected long-term rate of return on plan assets impacts the measurement of the following year’s FAS expense. Every 100 basis points difference in return during 2018 between our negative actual rate of return of approximately 5.00% and our expected long-term rate of return of 7.50% impacted 2019 expected FAS pension expense by approximately $20 million.
Funding Considerations
We made contributions of $5.0 billion to our qualified defined benefit pension plans in 2018. There were no material contributions to our qualified defined benefit pension plans in 2017 and 2016. Funding of our qualified defined benefit pension plans is determined in a manner consistent with CAS and in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006 (PPA).
Contributions to our defined benefit pension plans are recovered over time through the pricing of our products and services on U.S. Government contracts, including FMS, and are recognized in our cost of sales and net sales. CAS govern the extent to which our pension costs are allocable to and recoverable under contracts with the U.S. Government, including FMS. We recovered $2.4 billion in 2018, $2.2 billion in 2017, and $2.0 billion in 2016 as CAS pension costs. Effective February 27, 2012 and fully transitioned to in 2017, the CAS rules were revised to better align the recovery of pension costs, including prepayment credits, on U.S. Government contracts with the minimum funding requirements of the PPA (referred to as CAS Harmonization).
Pension cost recoveries under CAS occur in different periods from when pension contributions are made under the PPA. Amounts contributed in excess of the CAS pension costs recovered under U.S. Government contracts are considered to be prepayment credits under the CAS rules. As of December 31, 2018, our prepayment credits were approximately $8.5 billion as compared to $6.3 billion at December 31, 2017. The increase was due to our cash contributions of $5.0 billion in 2018 compared to our $2.4 billion in CAS recoveries. Cash contributions in excess of the recovery of CAS pension costs under U.S. Government contracts increases the prepayment credit balance. The prepayment credit balance will also increase or decrease based on our actual investment return on plan assets.
Trends
We made contributions of $5.0 billion to our qualified defined benefit pension plans in 2018, including required and discretionary contributions. As a result of these contributions, we do not expect to make contributions to our qualified defined benefit pension plans in 2019. We anticipate recovering approximately $2.6 billion of CAS pension cost in 2019 allowing us to recuperate a portion of our CAS prepayment credits.
We expect our 2019 FAS pension expense to be $1.1 billion; compared to our 2018 FAS pension expense of $1.4 billion. The impact of the higher FAS discount rate of 4.25% for 2019 versus 3.625% for 2018 was partly offset by our negative actual rate of investment return in 2018 of approximately 5.00% versus our expected long-term rate of return of 7.50%. We expect a FAS/CAS pension benefit in 2019 of about $1.5 billion, as compared to $1.0 billion in 2018, due to the lower 2019 FAS pension expense and higher 2019 CAS pension cost as compared to 2018.
Environmental Matters
We are a party to various agreements, proceedings and potential proceedings for environmental remediation issues, including matters at various sites where we have been designated a potentially responsible party (PRP). At December 31, 2018 and 2017, the total amount of liabilities recorded on our consolidated balance sheet for environmental matters was $864 million and $920 million. We have recorded receivables totaling $750 million and $799 million at December 31, 2018 and 2017 for the portion of environmental costs that are probable of future recovery in pricing of our products and services for agencies of the U.S. Government, as discussed below. The amount that is expected to be allocated to our non-U.S. Government contracts or that is determined to not be recoverable under U.S. Government contracts has been expensed through cost of sales. We project costs and recovery of costs over approximately 20 years.
We enter into agreements (e.g., administrative consent orders, consent decrees) that document the extent and timing of some of our environmental remediation obligations. We also are involved in environmental remediation activities at sites where formal agreements either do not exist or do not quantify the extent and timing of our obligations. Environmental remediation activities usually span many years, which makes estimating the costs more judgmental due to, for example, changing remediation technologies. To determine the costs related to clean up sites, we have to assess the extent of contamination, effects on natural resources, the appropriate technology to be used to accomplish the remediation, and evolving environmental standards.
We perform quarterly reviews of environmental remediation sites and record liabilities and receivables in the period it becomes probable that a liability has been incurred and the amounts can be reasonably estimated (see the discussion under “Environmental Matters” in “Note 1 – Significant Accounting Policies” and “Note 14 – Legal Proceedings, Commitments and Contingencies” included in our Notes to Consolidated Financial Statements). We consider the above factors in our quarterly estimates of the timing and amount of any future costs that may be required for environmental remediation activities, which results in the calculation of a range of estimates for a particular environmental remediation site. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined. Given the required level of judgment and estimation, it is likely that materially different amounts could be recorded if different assumptions were used or if circumstances were to change (e.g., a change in environmental standards or a change in our estimate of the extent of contamination).
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
In addition to the proceedings and potential proceedings discussed above, California previously established a maximum level of the contaminant hexavalent chromium in drinking water of 10 parts per billion (ppb). This standard was successfully challenged by the California Manufacturers and Technology Association (CMTA) for failure to conduct the required economic feasibility analysis. In response to the court’s ruling, the State Water Resources Control Board (State Board), a branch of the California Environmental Protection Agency, withdrew the hexavalent chromium standard from the published regulations, leaving only the 50 ppb standard for total chromium. The State Board has indicated it will work to re-establish a hexavalent chromium standard. If the standard for hexavalent chromium is re‑established at 10 ppb or above, it will not have a material impact on our existing environmental remediation costs in California. Further, the U.S. Environmental Protection Agency (U.S. EPA) is considering whether to regulate hexavalent chromium.
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
As disclosed above, we may record changes in the amount of environmental remediation liabilities as a result of our quarterly reviews of the status of our environmental remediation sites, which would result in a change to the corresponding environmental remediation receivables and a charge to earnings. For example, if we were to determine that the liabilities should be increased by $100 million, the corresponding receivables would be increased by approximately $87 million, with the remainder recorded as a charge to earnings. This allocation is determined annually, based upon our existing and projected business activities with the U.S. Government.
We cannot reasonably determine the extent of our financial exposure at all environmental remediation sites with which we are involved. There are a number of former operating facilities we are monitoring or investigating for potential future environmental remediation. In some cases, although a loss may be probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation activities because of uncertainties (e.g., assessing the extent of the contamination). During any particular quarter, such uncertainties may be resolved, allowing us to estimate and recognize the initial liability to remediate a particular former operating site. The amount of the liability could be material. Upon recognition of the liability, a portion will be recognized as a receivable with the remainder charged to earnings, which may have a material effect in any particular interim reporting period.
If we are ultimately found to have liability at those sites where we have been designated a PRP, we expect that the actual costs of environmental remediation will be shared with other liable PRPs. Generally, PRPs that are ultimately determined to be responsible parties are strictly liable for site remediation and usually agree among themselves to share, on an allocated basis, the costs and expenses for environmental investigation and remediation. Under existing environmental laws, responsible parties are jointly and severally liable and, therefore, we are potentially liable for the full cost of funding such remediation. In the unlikely event that we were required to fund the entire cost of such remediation, the statutory framework provides that we may pursue rights of cost recovery or contribution from the other PRPs. The amounts we record do not reflect the fact that we may recover some of the environmental costs we have incurred through insurance or from other PRPs, which we are required to pursue by agreement and U.S. Government regulation.
Goodwill
The assets and liabilities of acquired businesses are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying identifiable net assets of acquired businesses.
Our goodwill balance was $10.8 billion at December 31, 2018 and 2017. We perform an impairment test of our goodwill at least annually in the fourth quarter or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may be impaired. Such events or changes in circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators, competition, reorganizations of our business, U.S. Government budget restrictions or the disposal of all or a portion of a reporting unit. Our goodwill has been allocated to and is tested for impairment at a level referred to as the reporting unit, which is our business segment level or a level below the business segment. The level at which we test goodwill for impairment requires us to determine whether the operations below the business segment constitute a self-sustaining business for which discrete financial information is available and segment management regularly reviews the operating results.
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
In the fourth quarter of 2018, we performed our annual goodwill impairment test for each of our reporting units. The results of that test indicated that for each of our reporting units, including Sikorsky, no impairment existed. As of the date of our annual impairment test, the carrying value of our Sikorsky reporting unit includes goodwill of $2.7 billion and exceeds its fair value by a margin of approximately 20%. The carrying value and fair value of our Sikorsky reporting unit is closely aligned. Therefore, any business deterioration, changes in timing of orders, contract cancellations or terminations, or negative changes in market factors could cause our sales, earnings and cash flows to decline below current projections. Similarly, market factors utilized in the impairment analysis, including long-term growth rates, discount rates and relevant comparable public company earnings multiples and transaction multiples, could negatively impact the fair value of our reporting units. Based on our assessment of these circumstances, we have determined that goodwill at our Sikorsky reporting unit is at risk for impairment should there be deterioration of projected cash flows, negative changes in market factors or a significant increase in the carrying value of the reporting unit.
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
The carrying value of our Sikorsky business includes an indefinite-lived trademark intangible asset of $887 million as of December 31, 2018. In the fourth quarter of 2018, we performed the annual impairment test for the Sikorsky indefinite-lived trademark intangible asset and the results indicated that no impairment existed. As of the date of our annual impairment test, the Sikorsky trademark exceeded its carrying value by a margin of approximately 5%. Additionally, our Sikorsky business has finite-lived customer program intangible assets with carrying values of $2.4 billion as of December 31, 2018. Any business deterioration, contract cancellations or terminations, or negative changes in market factors could cause our sales to decline below current projections. Based on our assessment of these circumstances, we have determined that our Sikorsky intangible assets are at risk for impairment should there be any business deterioration, contract cancellations or terminations, or negative changes in market factors.
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
Our main exposure to market risk relates to interest rates, foreign currency exchange rates and market prices on certain equity securities. Our financial instruments that are subject to interest rate risk principally include fixed-rate long-term debt and commercial paper. The estimated fair value of our outstanding debt was $15.4 billion at December 31, 2018 and the outstanding principal amount was $15.3 billion, excluding unamortized discounts and issuance costs of $1.2 billion. A 10% change in the level of interest rates would not have a material impact on the fair value of our outstanding debt at December 31, 2018.
We use derivative instruments principally to reduce our exposure to market risks from changes in foreign currency exchange rates and interest rates. We do not enter into or hold derivative instruments for speculative trading purposes. We transact business globally and are subject to risks associated with changing foreign currency exchange rates. We enter into foreign currency hedges such as forward and option contracts that change in value as foreign currency exchange rates change. Our most significant foreign currency exposures relate to the British pound sterling, the euro, the Canadian dollar and the Australian dollar. These contracts hedge forecasted foreign currency transactions in order to mitigate fluctuations in our earnings and cash flows associated with changes in foreign currency exchange rates. As a result, we do not have material foreign currency exposure, including exposure to the pound sterling or euro should there be material foreign currency fluctuations due to the United Kingdom departing from the European Union (commonly referred to as Brexit). We designate foreign currency hedges as cash flow hedges. We also are exposed to the impact of interest rate changes primarily through our borrowing activities. For fixed rate borrowings, we may use variable interest rate swaps, effectively converting fixed rate borrowings to variable rate borrowings indexed to LIBOR in order to reduce the amount of interest paid. These swaps are designated as fair value hedges. For variable rate borrowings, we may use fixed interest rate swaps, effectively converting variable rate borrowings to fixed rate borrowings in order to mitigate the impact of interest rate changes on earnings. These swaps are designated as cash flow hedges. We also may enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting, which are intended to mitigate certain economic exposures.
The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on our intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives attributable to the effective portion of hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items or reflected net of income taxes in accumulated other comprehensive loss until the hedged transaction is recognized in earnings. Changes in the fair value of the derivatives that are attributable to the ineffective portion of the hedges, or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. The aggregate notional amount of our outstanding interest rate swaps at December 31, 2018 and 2017 was $1.3 billion and $1.2 billion. The aggregate notional amount of our outstanding foreign currency hedges at December 31, 2018 and 2017 was $3.5 billion and $4.1 billion. At December 31, 2018 and 2017, the net fair value of our derivative instruments was not material (see “Note 16 – Fair Value Measurements” included in our Notes to Consolidated Financial Statements). A 10% unfavorable exchange rate movement of our foreign currency contracts would not have a material impact on the aggregate net fair value of such contracts or our consolidated financial statements. Additionally, as we enter into foreign currency contract to hedge foreign currency exposure on underlying transactions we believe that any movement on our foreign currency contracts would be offset by movement on the underlying transactions and, therefore, when taken together do not create material risk.
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
We maintain a separate trust that includes investments to fund certain of our non-qualified deferred compensation plans. As of December 31, 2018, investments in the trust totaled $1.3 billion and are reflected at fair value on our consolidated balance sheet in other noncurrent assets. The trust holds investments in marketable equity securities and fixed-income securities that are exposed to price changes and changes in interest rates. A portion of the liabilities associated with the deferred compensation plans supported by the trust is also impacted by changes in the market price of our common stock and certain market indices. Changes in the value of the liabilities have the effect of partially offsetting the impact of changes in the value of the trust. Both the change in the fair value of the trust and the change in the value of the liabilities are recognized on our consolidated statements of earnings in other unallocated, net and were not material for the year ended December 31, 2018.

ITEM 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
on the Audited Consolidated Financial Statements

Board of Directors and Stockholders
Lockheed Martin Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lockheed Martin Corporation (the Corporation) as of December 31, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Corporation at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 8, 2019 expressed an unqualified opinion thereon.
Adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606)
As discussed in Note 1 to the consolidated financial statements, the Corporation changed its method for accounting for revenue from contracts with customers in the consolidated financial statements due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended, using the full retrospective adoption method.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Corporation’s auditor since 1994.

Tysons, Virginia
February 8, 2019

Lockheed Martin Corporation
Consolidated Statements of Earnings
(in millions, except per share data)

	Years Ended December 31,
	2018	2017	2016
Net sales
Products	$45,005	$42,502	$40,081
Services	8,757	7,458	7,209
Total net sales	53,762	49,960	47,290
Cost of sales
Products	(40,293)	(38,417)	(36,394)
Services	(7,738)	(6,673)	(6,423)
Severance and restructuring charges	(96)	—	(80)
Other unallocated, net	1,639	1,501	1,008
Total cost of sales	(46,488)	(43,589)	(41,889)
Gross profit	7,274	6,371	5,401
Other income, net	60	373	487
Operating profit	7,334	6,744	5,888
Interest expense	(668)	(651)	(663)
Other non-operating expense, net	(828)	(847)	(471)
Earnings from continuing operations before income taxes	5,838	5,246	4,754
Income tax expense	(792)	(3,356)	(1,093)
Net earnings from continuing operations	5,046	1,890	3,661
Net earnings from discontinued operations	—	73	1,512
Net earnings	$5,046	$1,963	$5,173
Earnings per common share
Basic
Continuing operations	$17.74	$6.56	$12.23
Discontinued operations	—	0.26	5.05
Basic earnings per common share	$17.74	$6.82	$17.28
Diluted
Continuing operations	$17.59	$6.50	$12.08
Discontinued operations	—	0.25	4.99
Diluted earnings per common share	$17.59	$6.75	$17.07
The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Comprehensive Income
(in millions)

	Years Ended December 31,
	2018	2017	2016
Net earnings	$5,046	$1,963	$5,173
Other comprehensive income (loss), net of tax
Postretirement benefit plans
Net other comprehensive loss recognized during the period, net of tax benefit of $136 million in 2018, $375 million in 2017 and $668 million in 2016	(501)	(1,380)	(1,232)
Amounts reclassified from accumulated other comprehensive loss, net of tax expense of $327 million in 2018, $437 million in 2017 and $382 million in 2016	1,202	802	699
Reclassifications from divestiture of IS&GS business	—	—	(134)
Other, net	(75)	141	9
Other comprehensive income (loss), net of tax	626	(437)	(658)
Comprehensive income	$5,672	$1,526	$4,515
The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation
Consolidated Balance Sheets
(in millions, except par value)

	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$772	$2,861
Receivables, net	2,444	2,265
Contract assets	9,472	7,992
Inventories	2,997	2,878
Other current assets	418	1,509
Total current assets	16,103	17,505
Property, plant and equipment, net	6,124	5,775
Goodwill	10,769	10,807
Intangible assets, net	3,494	3,797
Deferred income taxes	3,208	3,156
Other noncurrent assets	5,178	5,580
Total assets	$44,876	$46,620
Liabilities and equity
Current liabilities
Accounts payable	$2,402	$1,467
Contract liabilities	6,491	7,028
Salaries, benefits and payroll taxes	2,122	1,785
Current maturities of long-term debt and commercial paper	1,500	750
Other current liabilities	1,883	1,883
Total current liabilities	14,398	12,913
Long-term debt, net	12,604	13,513
Accrued pension liabilities	11,410	15,703
Other postretirement benefit liabilities	704	719
Other noncurrent liabilities	4,311	4,548
Total liabilities	43,427	47,396
Stockholders’ equity
Common stock, $1 par value per share	281	284
Additional paid-in capital	—	—
Retained earnings	15,434	11,405
Accumulated other comprehensive loss	(14,321)	(12,539)
Total stockholders’ equity (deficit)	1,394	(850)
Noncontrolling interests in subsidiary	55	74
Total equity (deficit)	1,449	(776)
Total liabilities and equity	$44,876	$46,620
The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Cash Flows
(in millions)

	Years Ended December 31,
	2018	2017	2016
Operating activities
Net earnings	$5,046	$1,963	$5,173
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	1,161	1,195	1,215
Stock-based compensation	173	158	149
Deferred income taxes	(244)	3,448	(193)
Severance and restructuring charges	96	—	99
Gain on property sale	—	(198)	—
Gain on divestiture of IS&GS business	—	(73)	(1,201)
Gain on step acquisition of AWE	—	—	(104)
Changes in assets and liabilities
Receivables, net	(179)	(902)	598
Contract assets	(1,480)	390	(1,246)
Inventories	(119)	(79)	173
Accounts payable	914	(189)	(188)
Contract liabilities	(537)	353	(163)
Postretirement benefit plans	(3,574)	1,316	1,028
Income taxes	1,077	(1,210)	146
Other, net	804	304	(297)
Net cash provided by operating activities	3,138	6,476	5,189
Investing activities
Capital expenditures	(1,278)	(1,177)	(1,063)
Other, net	203	30	78
Net cash used for investing activities	(1,075)	(1,147)	(985)
Financing activities
Repurchases of common stock	(1,492)	(2,001)	(2,096)
Dividends paid	(2,347)	(2,163)	(2,048)
Proceeds from issuance of commercial paper, net	600	—	—
Special cash payment from divestiture of IS&GS business	—	—	1,800
Repayments of long-term debt	(750)	—	(952)
Other, net	(163)	(141)	(161)
Net cash used for financing activities	(4,152)	(4,305)	(3,457)
Net change in cash and cash equivalents	(2,089)	1,024	747
Cash and cash equivalents at beginning of year	2,861	1,837	1,090
Cash and cash equivalents at end of year	$772	$2,861	$1,837
The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
(in millions, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests in Subsidiary	Total Equity (Deficit)
Balance at December 31, 2015	$303	$—	$14,238	$(11,444)	$3,097	$—	$3,097
Net earnings	—	—	5,173	—	5,173	—	5,173
Other comprehensive (loss), net of tax	—	—	—	(658)	(658)	—	(658)
Shares exchanged and retired in connection with divestiture of IS&GS business	(9)	—	(2,488)	—	(2,497)	—	(2,497)
Repurchases of common stock	(9)	(395)	(1,692)	—	(2,096)	—	(2,096)
Dividends declared ($6.77 per share)	—	—	(2,036)	—	(2,036)	—	(2,036)
Stock-based awards, ESOP activity and other	4	395	—	—	399	—	399
Net increase in noncontrolling interests in subsidiary	—	—	—	—	—	95	95
Balance at December 31, 2016	289	—	13,195	(12,102)	1,382	95	1,477
Net earnings	—	—	1,963	—	1,963	—	1,963
Other comprehensive (loss), net of tax	—	—	—	(437)	(437)	—	(437)
Repurchases of common stock	(7)	(398)	(1,596)	—	(2,001)	—	(2,001)
Dividends declared ($7.46 per share)	—	—	(2,157)	—	(2,157)	—	(2,157)
Stock-based awards, ESOP activity and other	2	398	—	—	400	—	400
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(21)	(21)
Balance at December 31, 2017	284	—	11,405	(12,539)	(850)	74	(776)
Net earnings	—	—	5,046	—	5,046	—	5,046
Other comprehensive income, net of tax	—	—	—	626	626	—	626
Repurchases of common stock	(5)	(404)	(1,083)	—	(1,492)	—	(1,492)
Dividends declared ($8.20 per share)	—	—	(2,342)	—	(2,342)	—	(2,342)
Stock-based awards, ESOP activity and other	2	404	—	—	406	—	406
Reclassification of income tax effects from tax reform	—	—	2,408	(2,408)	—	—	—
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(19)	(19)
Balance at December 31, 2018	$281	$—	$15,434	$(14,321)	$1,394	$55	$1,449
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
Effective January 1, 2018, we adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), as amended (commonly referred to as ASC 606), which changed the way we recognize revenue for certain contracts and significantly expanded disclosures about revenue recognition. In addition, effective January 1, 2018, we adopted ASU 2017-07, Compensation-Retirement Benefits (715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changed the statement of earnings presentation of certain components of pension and other postretirement benefit plan expense. The amounts for all periods presented in this Form 10-K have been adjusted to reflect these new methods of accounting.
On August 16, 2016, we completed the divestiture of the Information Systems & Global Solutions (IS&GS) business, which merged with a subsidiary of Leidos Holdings, Inc. (Leidos) in a Reverse Morris Trust transaction. Accordingly, the operating results of the IS&GS business have been classified as discontinued operations on our consolidated statements of earnings for all prior periods presented. However, the 2016 cash flows of the IS&GS business have not been reclassified in our consolidated statements of cash flows as we retained the cash as part of the Transaction. See “Note 3 – Acquisition and Divestitures” for additional information about the divestiture of the IS&GS business.
On August 24, 2016, we increased our ownership interest in the AWE Management Limited (AWE) joint venture, which operates the United Kingdom’s nuclear deterrent program, from 33% to 51%. Consequently, we began consolidating AWE and our operating results include 100% of AWE’s sales and 51% of its operating profit. Prior to increasing our ownership interest, we accounted for our investment in AWE using the equity method of accounting. Under the equity method, we recognized only 33% of AWE’s earnings or losses and no sales. Accordingly, prior to August 24, 2016, the date we obtained control, we recorded 33% of AWE’s net earnings in our operating results and subsequent to August 24, 2016, we recognized 100% of AWE’s sales and 51% of its operating profit. See “Note 3 – Acquisition and Divestitures” for additional information about the change in ownership of AWE.
Use of estimates – We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP). In doing so, we are required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates. Significant estimates inherent in the preparation of our consolidated financial statements include, but are not limited to, accounting for sales and cost recognition, postretirement benefit plans, environmental receivables and liabilities, evaluation of goodwill and other assets for impairment, income taxes including deferred income taxes, fair value measurements and contingencies.
Revenue Recognition – The majority of our net sales are generated from long-term contracts with the U.S. Government and international customers (including foreign military sales (FMS) contracted through the U.S. Government) for the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We provide our products and services under fixed-price and cost-reimbursable contracts.

Under fixed-price contracts, we agree to perform the specified work for a pre-determined price. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less profit or could incur a loss. Some fixed-price contracts have a performance-based component under which we may earn incentive payments or incur financial penalties based on our performance.
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
We recognize revenue as performance obligations are satisfied and the customer obtains control of the products and services. In determining when performance obligations are satisfied, we consider factors such as contract terms, payment terms and whether there is an alternative future use of the product or service. Substantially all of our revenue is recognized over time as we perform under the contract because control of the work in process transfers continuously to the customer. For contracts with the U.S. Government and FMS contracts, this continuous transfer of control of the work in process to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit, and take possession of any work in process. Our non-U.S. Government contracts, primarily international direct commercial contracts, typically do not include termination for convenience provisions. However, continuous transfer of control to our customer is supported and, if our customer were to terminate the contract for reasons other than our non-performance, we would have the right to recover damages which would include, among other potential damages, the right to payment for our work performed to date plus a reasonable profit to deliver products or services that do not have an alternative use to us.
For performance obligations to deliver products with continuous transfer of control to the customer, revenue is recognized based on the extent of progress towards completion of the performance obligation, generally using the percentage-of-completion cost-to-cost measure of progress for our contracts because it best depicts the transfer of control to the customer as we incur costs on our contracts. Under the percentage-of-completion cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs to complete the performance obligation(s). For performance obligations to provide services to the customer, revenue is recognized over time based on costs incurred or the right to invoice method (in situations where the value transferred matches our billing rights) as our customer receives and consumes the benefits.
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
Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. For our cost-reimbursable and fixed-priced-incentive contracts, the estimated consideration we expect to receive pursuant to the terms of the contract may exceed the contractual award amount. The estimated consideration is determined at the outset of the contract and is continuously reviewed throughout the contract period. In determining the estimated consideration, we consider the risks related to the technical, schedule and cost impacts to complete the contract and an estimate of any variable consideration. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of December 31, 2018, our ending backlog was $130.5 billion. We expect to recognize approximately 38% of our backlog over the next 12 months and approximately 66% over the next 24 months as revenue, with the remainder recognized thereafter.
For arrangements with the U.S. Government and FMS contracts, we generally do not begin work on contracts until funding is appropriated by the customer. Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type. Typical payment terms under fixed-price contracts with the U.S. Government provide that the customer pays either performance-based payments (PBPs) based on the achievement of contract milestones or progress payments based on a percentage of costs we incur. For the majority of our international direct commercial contracts to deliver complex systems, we typically receive advance payments prior to commencement of work, as well as milestone payments that are paid in accordance with the terms of our contract as we perform. We recognize a liability for payments in excess of revenue recognized, which is presented as a contract liability on the balance sheet. The portion of payments retained by the customer until final contract settlement is not considered a significant financing component because the intent is to protect the customer from our failure to adequately complete some or all of the obligations under the contract. Payments received from customers in advance of revenue recognition are not considered to be significant financing components because they are used to meet working capital demands that can be higher in the early stages of a contract.
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
Comparability of our segment sales, operating profit and operating margin may be impacted favorably or unfavorably by changes in profit booking rates on our contracts for which we recognize revenue over time using the percentage-of-completion cost-to-cost method to measure progress towards completion. Increases in the profit booking rates, typically referred to as risk retirements, usually relate to revisions in the estimated total costs to fulfill the performance obligations that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate, resulting in an increase in the estimated total costs to fulfill the performance obligations and a reduction in the profit booking rate. Increases or decreases in profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Segment operating profit and margin may also be impacted favorably or unfavorably by other items, which may or may not impact sales. Favorable items may include the positive resolution of contractual matters, cost recoveries on severance and restructuring charges, insurance recoveries and gains on sales of assets. Unfavorable items may include the adverse resolution of contractual matters; restructuring charges, except for significant severance actions, which are excluded from segment operating results; reserves for disputes; certain asset impairments; and losses on sales of certain assets.
Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other items, increased segment operating profit by approximately $1.9 billion, $1.6 billion, and $1.4 billion in 2018, 2017 and 2016. These adjustments increased net earnings by approximately $1.5 billion ($5.23 per share), $1.1 billion ($3.79 per share), and $910 million ($3.00 per share) in 2018, 2017 and 2016. We recognized net sales from performance obligations satisfied in prior periods of approximately $2.0 billion, $1.8 billion and $1.4 billion in 2018, 2017 and 2016, which primarily relate to changes in profit booking rates that impacted revenue.
As previously disclosed, we have a program, EADGE-T, to design, integrate, and install an air missile defense command, control, communications, computers – intelligence (C4I) system for an international customer that has experienced performance matters and for which we have periodically accrued reserves. In 2017, we revised our estimated costs to complete the EADGE-T contract as a consequence of ongoing performance matters and recorded an additional charge of $120 million ($74 million or $0.25 per share, after tax) at our Rotary and Mission Systems (RMS) business segment, which resulted in cumulative losses of approximately $260 million on this program. As of December 31, 2018, cumulative losses remained at approximately $260 million. We continue to monitor program requirements and our performance. At this time, we do not anticipate additional charges that would be material to our operating results or financial condition.
We have two commercial satellite programs, for the delivery of three satellites in total, to international customers at our Space business segment, for which we have experienced performance issues related to the development and integration of a modernized LM 2100 satellite platform. These programs require the development of new satellite technology to enhance the LM 2100’s power, propulsion and electronics, among other items. The enhanced LM 2100 satellite platform is expected to benefit other commercial and government satellite programs. We have periodically revised our estimated costs to complete these developmental commercial programs. We have recorded cumulative losses of approximately $380 million through December 31, 2018. In 2018, we recorded losses of approximately $75 million ($56 million, or $0.20 per share, after tax). While these losses reflect our estimated total losses on the programs, we will continue to incur general and administrative costs each period until we complete these programs. These programs remain developmental and further challenges in the delivery and integration of new satellite technology, anomalies discovered during system testing requiring repair or rework, further schedule delays and potential penalties could require that we record additional loss reserves which could be material to our operating results. We previously disclosed that, as we did not meet the July 2018 delivery requirement for two satellites, the customer could seek to exercise termination rights. One of the satellites has now been launched, eliminating this risk. As the other is expected to launch in the first half of 2019, we believe it unlikely that the customer will seek to do so. Were the customer to seek to exercise a termination right and be successful in this effort, we would have to refund the payments we have received and pay certain penalties. On the third satellite, we currently anticipate delivery before the date upon which the customer could seek to exercise a termination right although we may have to pay certain penalties and have sought to address this possibility in our reserves.

We are responsible for designing, developing and installing an upgraded turret for the Warrior Capability Sustainment Program. In 2018, we revised our estimated costs to complete the program as a consequence of performance issues, and recorded a charge of approximately $85 million ($64 million, or $0.22 per share, after tax) at our Missiles and Fire Control (MFC) business segment, which resulted in cumulative losses of approximately $140 million on this program as of December 31, 2018. We may continue to experience issues related to customer requirements and our performance under this contract and have to record additional charges. However, based on the losses already recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our operating results or financial condition.
Research and development and similar costs – We conduct research and development (R&D) activities using our own funds (referred to as company-funded R&D or independent research and development (IR&D)) and under contractual arrangements with our customers (referred to as customer-funded R&D) to enhance existing products and services and to develop future technologies. R&D costs include basic research, applied research, concept formulation studies, design, development, and related test activities. Company-funded R&D costs are allocated to customer contracts as part of the general and administrative overhead costs and generally recoverable on our customer contracts with the U.S. Government. Customer-funded R&D costs are charged directly to the related customer contract. Substantially all R&D costs are charged to cost of sales as incurred. Company-funded R&D costs charged to cost of sales totaled $1.3 billion in 2018, $1.2 billion in 2017 and $988 million in 2016.
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
Receivables – Receivables, net represent our unconditional right to consideration under the contract and include amounts billed and currently due from customers. The amounts are stated at their net estimated realizable value. There were no significant impairment losses related to our receivables in 2018, 2017, or 2016.
On occasion, our customers may seek deferred payment terms to purchase our products. In connection with these transactions, we may, at our customer’s request, enter into arrangements for the non-recourse sale of customer receivables to unrelated third–party financial institutions. For accounting purposes, these transactions are not discounted and are treated as a sale of receivables as we have no continuing involvement. The sale proceeds from the financial institutions are reflected in our operating cash flows on the statement of cash flows. We sold approximately $532 million in 2018 and $698 million in 2017 of customer receivables. There were no gains or losses related to sales of these receivables.
Contract assets – Contract assets include unbilled amounts typically resulting from sales under contracts when the percentage-of-completion cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. The amounts may not exceed their estimated net realizable value. Contract assets are classified as current based on our contract operating cycle.
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

Contract liabilities – Contract liabilities (formerly referred to as customer advances and amounts in excess of costs incurred) include advance payments and billings in excess of revenue recognized. Contract liabilities are classified as current based on our contract operating cycle and reported on a contract-by-contract basis, net of revenue recognized, at the end of each reporting period.
Property, plant and equipment – We record property, plant and equipment at cost. We provide for depreciation and amortization on plant and equipment generally using accelerated methods during the first half of the estimated useful lives of the assets and the straight-line method thereafter. The estimated useful lives of our plant and equipment generally range from 10 to 40 years for buildings and five to 15 years for machinery and equipment. No depreciation expense is recorded on construction in progress until such assets are placed into operation. Depreciation expense related to plant and equipment was $759 million in 2018, $760 million in 2017, and $747 million in 2016.
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
Capitalized software – We capitalize certain costs associated with the development or purchase of internal-use software. The amounts capitalized are included in other noncurrent assets on our consolidated balance sheets and are amortized on a straight-line basis over the estimated useful life of the resulting software, which ranges from two to six years. As of December 31, 2018 and 2017, capitalized software totaled $447 million and $424 million, net of accumulated amortization of $2.1 billion and $2.0 billion. No amortization expense is recorded until the software is ready for its intended use. Amortization expense related to capitalized software was $106 million in 2018, $123 million in 2017 and $136 million in 2016.
Goodwill – The assets and liabilities of acquired businesses are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying identifiable net assets of acquired businesses.
Our goodwill balance was $10.8 billion at both December 31, 2018 and 2017. We perform an impairment test of our goodwill at least annually in the fourth quarter or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may be impaired. Such events or changes in circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators, competition, reorganizations of our business, U.S. Government budget restrictions or the disposal of all or a portion of a reporting unit. Our goodwill has been allocated to and is tested for impairment at a level referred to as the reporting unit, which is our business segment level or a level below the business segment. The level at which we test goodwill for impairment requires us to determine whether the operations below the business segment constitute a self-sustaining business for which discrete financial information is available and segment management regularly reviews the operating results.
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
For the quantitative impairment test we compare the fair value of a reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of the reporting unit, including goodwill, exceeds its fair value, a goodwill impairment loss is recognized in an amount equal to that excess. We generally estimate the fair value of each reporting unit using a combination of a discounted cash flow (DCF) analysis and market-based valuation methodologies such as comparable public company trading values and values observed in recent business acquisitions. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, discount rates and relevant comparable public company earnings multiples and relevant transaction multiples. The cash flows employed in the DCF analysis are based on our best estimate of future sales, earnings and cash flows after considering factors such as general market conditions, U.S. Government budgets, existing firm orders, expected future orders, contracts with suppliers, labor agreements, changes in working capital, long term business plans and recent operating performance. The discount rates utilized in the DCF analysis are based on the respective reporting unit’s weighted average cost of capital, which takes into account the relative weights of each component of capital structure (equity and debt) and represents the expected cost of new capital, adjusted as appropriate to consider the risk inherent in future cash flows of the respective reporting unit. The carrying value of each reporting unit includes the assets and liabilities employed in its operations, goodwill and allocations of certain assets and liabilities held at the business segment and corporate levels.

During the fourth quarters of 2018, 2017 and 2016, we performed our annual goodwill impairment test for each of our reporting units. The results of our annual impairment tests of goodwill indicated that no impairment existed.
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
A market-related value of our plan assets, determined using actual asset gains or losses over the prior three year period, is used to calculate the amount of deferred asset gains or losses to be amortized. These asset gains or losses, along with those resulting from adjustments to our benefit obligation, will be amortized to expense using the corridor method, where gains and losses are recognized to the extent they exceed 10% of the greater of plan assets or benefit obligations, over the average future service period of employees expected to receive benefits under the plans of approximately nine years as of December 31, 2018. This amortization period is expected to extend (approximately double) in 2020 when our non-union pension plan is frozen to use the average remaining life expectancy of the participants instead of average future service.
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
Investments in marketable securities – Investments in marketable securities consist of debt and equity securities which are recorded at fair value. As of December 31, 2018 and 2017, the fair value of our investments totaled $1.3 billion and $1.4 billion and was included in other noncurrent assets on our consolidated balance sheets. Our investments are held in a separate trust, which includes investments to fund our deferred compensation plan liabilities. Net losses on these securities were $67 million in 2018 compared to net gains on these securities of $150 million in 2017 and $66 million in 2016. Gains and losses on these investments are included in other unallocated, net within cost of sales on our consolidated statements of earnings in order to align the classification of changes in the market value of investments held for the plan with changes in the value of the corresponding plan liabilities.

Equity method investments – Investments where we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in other noncurrent assets on our consolidated balance sheets. Significant influence typically exists if we have a 20% to 50% ownership interest in the investee. Under this method of accounting, our share of the net earnings or losses of the investee is included in operating profit in other income, net on our consolidated statements of earnings since the activities of the investee are closely aligned with the operations of the business segment holding the investment. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. As of December 31, 2018 and 2017, our equity method investments totaled $1.2 billion and $1.4 billion, which primarily are composed of our investment in the United Launch Alliance (ULA) joint venture, and the Advanced Military Maintenance, Repair and Overhaul Center (AMMROC) joint venture. Our share of net earnings related to our equity method investees was $119 million in 2018, $207 million in 2017 and $443 million in 2016, of which approximately $210 million, $205 million and $325 million was included in our Space business segment operating profit.
During the year ended December 31, 2018, equity earnings included a non-cash asset impairment charge of $110 million ($83 million, or $0.29 per share, after tax) related to our equity method investee, AMMROC. During the year ended December 31, 2017, equity earnings included a charge recorded in the first quarter of 2017 of approximately $64 million ($40 million, or $0.14 per share, after tax), which represented our portion of a non-cash asset impairment related to certain long-lived assets held by AMMROC. We are continuing to monitor this investment in light of ongoing performance, business base and economic issues and we may have to record our portion of additional charges, or an impairment of our investment, or both, should the carrying value of our investment exceed its fair value. These charges could adversely affect our results of operations.
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
We record derivatives at their fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on our intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives attributable to the effective portion of hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items or reflected net of income taxes in accumulated other comprehensive loss until the hedged transaction is recognized in earnings. Changes in the fair value of the derivatives that are attributable to the ineffective portion of the hedges or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. The aggregate notional amount of our outstanding interest rate swaps at December 31, 2018 and 2017 was $1.3 billion and $1.2 billion. The aggregate notional amount of our outstanding foreign currency hedges at December 31, 2018 and 2017 was $3.5 billion and $4.1 billion. The fair values of our outstanding interest rate swaps and foreign currency hedges at December 31, 2018 and 2017 were not significant. Derivative instruments did not have a material impact on net earnings and comprehensive income during the years ended December 31, 2018, 2017 and 2016. The impact of derivative instruments on our consolidated statements of cash flows is included in net cash provided by operating activities. Substantially all of our derivatives are designated for hedge accounting. See “Note 16 – Fair Value Measurements” for more information on the fair value measurements related to our derivative instruments.
Recent Accounting Pronouncements
Revenue from Contracts with Customers
Effective January 1, 2018, we adopted ASC 606, which replaces existing revenue recognition guidance and outlines a single set of comprehensive principles for recognizing revenue under GAAP. Among other things, ASC 606 requires entities to assess the products or services promised in contracts with customers at contract inception to determine the appropriate unit at which to record revenues, which is referred to as a performance obligation. Revenue is recognized when control of the promised products or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those products or services. Prior to the adoption of ASC 606, we recognized the majority of our revenues using the percentage-of-completion method of accounting. Based on the nature of products provided or services performed, revenue was recorded as costs were incurred (the percentage-of-completion cost-to-cost method) or as units were delivered (the percentage-of-completion units-of-delivery method). For most of our contracts, the customer obtains control or receives benefits as we perform on the contract. As a result, under ASC 606 revenue is recognized over time utilizing the percentage-of-completion cost-to-cost method. This change generally results in an acceleration of revenue for contracts that were historically accounted for using the percentage-of-completion units-of-delivery method as revenues are now recognized earlier in the performance period as we incur costs. For more information on our policy for recognizing revenue under ASC 606, see “Note 1 – Significant Accounting Policies” Significant programs impacted by these changes include the C-130J and C-5 programs in our Aeronautics business segment; tactical missile programs (Hellfire and Joint Air-to-Surface Standoff Missile (JASSM)), Patriot Advanced Capability-3 (PAC-3), and fire control programs (LANTIRN® and SNIPER®) in our MFC business segment; the Black Hawk® and Seahawk® helicopter programs in our RMS business segment; and commercial satellite programs in our Space business segment.
We adopted ASC 606 using the full retrospective method, which means we applied the new standard to each prior year presented in our financial statements going back to January 1, 2016, with a cumulative effect adjustment to retained earnings as of January 1, 2016 for contracts that were in process at that point in time. Accordingly, the amounts for all periods presented in this Form 10‑K have been adjusted to reflect the impacts of ASC 606.
Compensation-Retirement Benefits
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

The following tables summarize the effects of adopting ASC 606 and ASU 2017-07 on our consolidated statement of earnings for the years ended December 31, 2017 and 2016:

		Adjustments for
	2017 Historical	ASC 606	ASU 2017-07	2017 Adjusted
Net sales
Products	$43,875	$(1,373)	$—	$42,502
Services	7,173	285	—	7,458
Total net sales	51,048	(1,088)	—	49,960
Cost of sales
Products	(39,750)	1,333	—	(38,417)
Services	(6,405)	(268)	—	(6,673)
Other unallocated, net	655	—	846	1,501
Total cost of sales	(45,500)	1,065	846	(43,589)
Gross profit	5,548	(23)	846	6,371
Other income, net	373	—	—	373
Operating profit	5,921	(23)	846	6,744
Interest expense	(651)	—	—	(651)
Other non-operating expense, net	(1)	—	(846)	(847)
Earnings before income taxes	5,269	(23)	—	5,246
Income tax expense	(3,340)	(16)	—	(3,356)
Net earnings from continuing operations	1,929	(39)	—	1,890
Net earnings from discontinued operations	73	—	—	73
Net earnings	$2,002	$(39)	$—	$1,963
Earnings per common share
Basic
Continuing operations	$6.70	$(0.14)	$—	$6.56
Discontinued operations	0.26	—	—	0.26
Basic earnings per common share	$6.96	$(0.14)	$—	$6.82
Diluted
Continuing operations	$6.64	$(0.14)	$—	$6.50
Discontinued operations	0.25	—	—	0.25
Diluted earnings per common share	$6.89	$(0.14)	$—	$6.75

		Adjustments for
	2016 Historical	ASC 606	ASU 2017-07	2016 Adjusted
Net sales
Products	$40,365	$(284)	$—	$40,081
Services	6,883	326	—	7,209
Total net sales	47,248	42	—	47,290
Cost of sales
Products	(36,616)	222	—	(36,394)
Services	(6,040)	(383)	—	(6,423)
Severance charges	(80)	—	—	(80)
Other unallocated, net	550	(13)	471	1,008
Total cost of sales	(42,186)	(174)	471	(41,889)
Gross profit	5,062	(132)	471	5,401
Other income, net	487	—	—	487
Operating profit	5,549	(132)	471	5,888
Interest expense	(663)	—	—	(663)
Other non-operating expense, net	—	—	(471)	(471)
Earnings before income taxes	4,886	(132)	—	4,754
Income tax expense	(1,133)	40	—	(1,093)
Net earnings from continuing operations	3,753	(92)	—	3,661
Net earnings from discontinued operations	1,549	(37)	—	1,512
Net earnings	$5,302	$(129)	$—	$5,173
Earnings per common share
Basic
Continuing operations	$12.54	$(0.31)	$—	$12.23
Discontinued operations	5.17	(0.12)	—	5.05
Basic earnings per common share	$17.71	$(0.43)	$—	$17.28
Diluted
Continuing operations	$12.38	$(0.30)	$—	$12.08
Discontinued operations	5.11	(0.12)	—	4.99
Diluted earnings per common share	$17.49	$(0.42)	$—	$17.07
As a result of our adoption of ASC 606, our comprehensive income for the years ended December 31, 2017 and 2016 decreased by $38 million to $1.5 billion and by $129 million to $4.5 billion.

The following table summarizes the effects of adopting ASC 606 on our consolidated balance sheet as of December 31, 2017 (the adoption of ASU 2017-07 had no impact on our consolidated balance sheet):

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

The following tables summarize the effects of adopting ASC 606 on certain components within our net cash provided by operations for the years ended December 31, 2017 and 2016 (the adoption of ASC 606 had no impact on total operating cash flows or cash flows from investing and financing activities):

	2017	Adjustments for	2017
	Historical	ASC 606	Adjusted
Operating activities
Net earnings	$2,002	$(39)	$1,963
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	1,195	—	1,195
Stock-based compensation	158	—	158
Deferred income taxes	3,432	16	3,448
Gain on property sale	(198)	—	(198)
Gain on divestiture of IS&GS business	(73)	—	(73)
Changes in assets and liabilities
Receivables, net	(401)	(501)	(902)
Contract assets	—	390	390
Inventories	183	(262)	(79)
Accounts payable	(189)	—	(189)
Contract liabilities (a)	(24)	377	353
Postretirement benefit plans	1,316	—	1,316
Income taxes	(1,210)	—	(1,210)
Other, net	285	19	304
Net cash provided by operating activities	$6,476	$—	$6,476

(a)	Formerly referred to as customer advances and amounts in excess of costs incurred.

	2016	Adjustments for	2016
	Historical	ASC 606	Adjusted
Operating activities
Net earnings	$5,302	$(129)	$5,173
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	1,215	—	1,215
Stock-based compensation	149	—	149
Deferred income taxes	(152)	(41)	(193)
Severance and restructuring charges	99	—	99
Gain on divestiture of IS&GS business	(1,242)	41	(1,201)
Gain on step acquisition of AWE	(104)	—	(104)
Changes in assets and liabilities
Receivables, net	(811)	1,409	598
Contract assets	—	(1,246)	(1,246)
Inventories	(46)	219	173
Accounts payable	(188)	—	(188)
Contract liabilities (a)	3	(166)	(163)
Postretirement benefit plans	1,028	—	1,028
Income taxes	146	—	146
Other, net	(210)	(87)	(297)
Net cash provided by operating activities	$5,189	$—	$5,189

(a)	Formerly referred to as customer advances and amounts in excess of costs incurred.

Income Statement - Reporting Comprehensive Income
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
Compensation—Retirement Benefits—Defined Benefit Plans—General
In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements For Defined Benefit Plans. The new standard modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing and adding certain disclosures for these plans. The effective date is our fiscal year ending December 31, 2020 with early adoption permitted and requires application on a retrospective basis. The adoption will not have a material effect on the Company’s consolidated financial statements
Derivatives and Hedging
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), which eliminates the requirement to separately measure and report hedge ineffectiveness. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We adopted the new standard on January 1, 2019. We do not expect a significant impact to our consolidated assets and liabilities, net earnings, or cash flows as a result of adopting this new standard.
Leases
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
We commenced our evaluation of the impact of the new lease accounting standard in late 2016 by evaluating its impact on selected contracts. With this baseline understanding, we developed a project plan to evaluate numerous contracts across our corporation, develop processes and tools to implement the new standard and identify and design changes to internal controls by January 1, 2019. We have successfully identified and classified our lease population and we continued to perform under this project plan through the end of 2018. The majority of our existing lease arrangements are classified as operating leases, which will continue to be classified as operating under the new standard. Upon adoption of the new standard on January 1, 2019, we will record a right-of-use asset and lease liability, both with an approximate balance of $1.1 billion, on our balance sheet for all of our lease arrangements. We do not anticipate that adoption of the new standard will have a significant impact on our net earnings or cash flows.

Note 2 – Earnings Per Share
The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	2018	2017	2016
Weighted average common shares outstanding for basic computations	284.5	287.8	299.3
Weighted average dilutive effect of equity awards	2.3	2.8	3.8
Weighted average common shares outstanding for diluted computations	286.8	290.6	303.1
We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units (RSUs), performance stock units (PSUs) and exercise of outstanding stock options based on the treasury stock method. There were no significant anti-dilutive equity awards for the years ended December 31, 2018, 2017 and 2016.
Note 3 – Acquisition and Divestitures
Consolidation of AWE Management Limited
On August 24, 2016, we increased our ownership interest in the AWE joint venture, which operates the United Kingdom’s nuclear deterrent program, from 33% to 51%. Consequently, we began consolidating AWE and our operating results include 100% of AWE’s sales and 51% of its operating profit. Prior to increasing our ownership interest, we accounted for our investment in AWE using the equity method of accounting. Under the equity method, we recognized only 33% of AWE’s earnings or losses and no sales. Accordingly, prior to August 24, 2016, the date we obtained control, we recorded 33% of AWE’s net earnings in our operating results and subsequent to August 24, 2016, we recognized 100% of AWE’s sales and 51% of its operating profit.
We accounted for this transaction as a “step acquisition” (as defined by U.S. GAAP), which requires us to consolidate and record the assets and liabilities of AWE at fair value. Accordingly, we recorded intangible assets of $243 million related to customer relationships, $32 million of net liabilities, and noncontrolling interests of $107 million. The intangible assets are being amortized over a period of eight years in accordance with the underlying pattern of economic benefit reflected by the future net cash flows. In 2016, we recognized a non-cash net gain of $104 million associated with obtaining a controlling interest in AWE, which consisted of a $127 million pretax gain recognized in the operating results of our Space business segment and $23 million of tax-related items at our corporate office. The gain represented the fair value of our 51% interest in AWE, less the carrying value of our previously held investment in AWE and deferred taxes. The gain was recorded in other income, net on our consolidated statements of earnings. The fair value of AWE (including the intangible assets), our controlling interest, and the noncontrolling interests were determined using the income approach.
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

As a result of the Transaction, we recognized a net gain of approximately $1.3 billion, including $1.2 billion recognized in 2016. The net gain represents the $2.5 billion fair value of the shares of Lockheed Martin common stock exchanged and retired as part of the exchange offer, plus the $1.8 billion one-time special cash payment, less the net book value of the IS&GS business of about $3.0 billion at August 16, 2016 and other adjustments of about $100 million. In 2017, we recognized an additional gain of $73 million, which reflects certain post-closing adjustments, including certain tax adjustments and the final determination of net working capital.
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
The operating results, prior to the August 16, 2016 divestiture date, of the IS&GS business that have been reflected within net earnings from discontinued operations for the year ended December 31, 2016 are as follows (in millions):

Net sales	$3,410
Cost of sales	(2,953)
Severance charges	(19)
Gross profit	438
Other income, net	16
Operating profit	454
Earnings from discontinued operations before income taxes	454
Income tax expense	(147)
Net gain on divestiture of discontinued operations	1,205
Net earnings from discontinued operations	$1,512
The operating results of the IS&GS business reported as discontinued operations are different than the results previously reported for the IS&GS business segment. Results reported within net earnings from discontinued operations only include costs that were directly attributable to the IS&GS business and exclude certain corporate overhead costs that were previously allocated to the IS&GS business. As a result, we reclassified $82 million in 2016 of corporate overhead costs from the IS&GS business to other unallocated, net on our consolidated statement of earnings.
Additionally, we retained all assets and obligations related to the pension benefits earned by former IS&GS business salaried employees through the date of divestiture. Therefore, the non-service portion of net pension costs (e.g., interest cost, actuarial gains and losses and expected return on plan assets) for these plans have been reclassified from the operating results of the IS&GS business segment and reported as a reduction to the FAS/CAS pension adjustment. These net pension costs were $54 million for the year ended December 31, 2016. The service portion of net pension costs related to IS&GS business’s salaried employees that transferred to Leidos were included in the operating results of the IS&GS business classified as discontinued operations because such costs are no longer incurred by us.
Significant severance charges related to the IS&GS business were historically recorded at the Lockheed Martin corporate office. These charges have been reclassified into the operating results of the IS&GS business, classified as discontinued operations, and excluded from the operating results of our continuing operations. The amount of severance charges reclassified were $19 million in 2016.
Financial information related to cash flows generated by the IS&GS business, such as depreciation and amortization, capital expenditures, and other non-cash items, included in our consolidated statement of cash flows for the years ended December 31, 2016 were not significant.

Note 4 – Goodwill and Acquired Intangibles
Changes in the carrying amount of goodwill by segment were as follows (in millions):

	Aeronautics	MFC	RMS	Space	Total
Balance at December 31, 2016	$171	$2,260	$6,748	$1,585	$10,764
Other	—	5	36	2	43
Balance at December 31, 2017	171	2,265	6,784	1,587	10,807
Other	—	(3)	(33)	(2)	(38)
Balance at December 31, 2018	$171	$2,262	$6,751	$1,585	$10,769
The gross carrying amounts and accumulated amortization of our acquired intangible assets consisted of the following (in millions):

	2018			2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived:
Customer programs	$3,184	$(735)	$2,449	$3,184	$(503)	$2,681
Customer relationships	344	(199)	145	352	(140)	212
Other	53	(40)	13	71	(54)	17
Total finite-lived intangibles	3,581	(974)	2,607	3,607	(697)	2,910
Indefinite-Lived:
Trademark	887	—	887	887	—	887
Total acquired intangibles	$4,468	$(974)	$3,494	$4,494	$(697)	$3,797
Acquired finite-lived intangible assets are amortized to expense primarily on a straight-line basis over the following estimated useful lives: customer programs, from nine to 20 years; customer relationships, from four to 10 years; and other intangibles, from three to 10 years.
Amortization expense for acquired finite-lived intangible assets was $296 million, $312 million and $284 million in 2018, 2017 and 2016. Estimated future amortization expense is as follows: $285 million in 2019; $263 million in 2020; $256 million in 2021; $253 million in 2022; $250 million in 2023 and $1.3 billion thereafter.
With the acquisition of Sikorsky Aircraft Corporation (Sikorsky), we recorded customer contractual obligations of $507 million. Customer contractual obligations represent liabilities on certain development programs where the expected costs exceed the expected sales under contract. These liabilities are liquidated in accordance with the underlying economic pattern of the contractual obligations, as reflected by the estimated future net cash outflows incurred on the associated contracts. As of December 31, 2018, we have recognized approximately $325 million in net sales related to customer contractual obligations. As of December 31, 2018, the estimated liquidation of the customer contractual obligation is approximated as follows: $70 million in 2019, $45 million in 2020, $15 million in 2021, $30 million in 2022, $5 million in 2023 and $17 million thereafter.

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

•
Space – Engaged in the research and development, design, engineering and production of satellites, space transportation systems, and strategic, advanced strike, and defensive systems. Space provides network-enabled situational awareness and integrates complex space and ground global systems to help our customers gather, analyze and securely distribute critical intelligence data. Space is also responsible for various classified systems and services in support of vital national security systems. Prior to August 24, 2016, the date we obtained control of AWE we accounted for the venture using the equity method of accounting with 33% of AWE’s earnings or losses recognized by Space. Subsequent to August 24, 2016, we obtained control of AWE and 100% of AWE’s sales and 51% of AWE’s earnings have been included in our consolidated results of operations. Accordingly, the consolidated results of operations for the year ended December 31, 2016 do not reflect a full year of AWE operations. Operating profit for our Space business segment also includes our share of earnings for our investment in ULA, which provides expendable launch services to the U.S. Government.

The financial information in the following tables includes the results of businesses we have acquired from their respective dates of acquisition and excludes businesses included in discontinued operations (see “Note 3 – Acquisition and Divestitures”) for all years presented. Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation.
Operating profit of our business segments includes our share of earnings or losses from equity method investees as the operating activities of the equity method investees are closely aligned with the operations of our business segments. ULA, results of which are included in our Space business segment, is our primary equity method investee. Operating profit of our business segments excludes the FAS/CAS operating adjustment for our qualified defined benefit pension plans (described below); the adjustment from CAS to FAS service cost component for all other postretirement benefit plans; expense for stock-based compensation; the effects of items not considered part of management’s evaluation of segment operating performance, such as charges related to significant severance and restructuring actions (see “Note 15 – Severance and Restructuring Charges”) and goodwill impairments; gains or losses from significant divestitures; the effects of certain legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. See “Note 1 – Significant Accounting Policies” (under the caption “Use of Estimates”) for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.
Our business segments’ results of operations include pension expense only as calculated under U.S. Government Cost Accounting Standards (CAS), which we refer to as CAS pension cost. We recover CAS pension cost through the pricing of our products and services on U.S. Government contracts and, therefore, the CAS pension cost is recognized in each of our business segments’ net sales and cost of sales. Our consolidated operating profit in our consolidated financial statements must present the service cost component of FAS pension and other postretirement benefit plan expense calculated in accordance with FAS requirements under U.S. GAAP. The operating portion of the net FAS/CAS operating adjustment represents the difference between the service cost component of FAS pension expense and the CAS pension cost recorded in our business segments’ results of operations. The non-service FAS pension and other postretirement benefit plan cost component is included in other non-operating expenses, net on our consolidated statement of earnings.

Selected Financial Data by Business Segment
Summary operating results for each of our business segments were as follows (in millions):

	2018	2017	2016
Net sales
Aeronautics	$21,242	$19,410	$17,293
Missiles and Fire Control	8,462	7,282	6,789
Rotary and Mission Systems	14,250	13,663	13,595
Space	9,808	9,605	9,613
Total net sales	$53,762	$49,960	$47,290
Operating profit
Aeronautics	$2,272	$2,176	$1,845
Missiles and Fire Control	1,248	1,034	1,004
Rotary and Mission Systems	1,302	902	845
Space (a)	1,055	980	1,288
Total business segment operating profit	5,877	5,092	4,982
Unallocated items
FAS/CAS operating adjustment (b)	1,803	1,613	1,250
Stock-based compensation	(173)	(158)	(149)
Severance and restructuring charges (c)	(96)	—	(80)
Other, net (d)	(77)	197	(115)
Total unallocated, net	1,457	1,652	906
Total consolidated operating profit	$7,334	$6,744	$5,888

(a)
On August 24, 2016, our ownership interest in the AWE joint venture increased from 33% to 51% and we were required to change our accounting for this investment from the equity method to consolidation. As a result of the increased ownership interest, we recognized a non-cash gain of $127 million at our Space business segment, which increased net earnings from continuing operations by $104 million ($0.34 per share) in 2016. See “Note 3 – Acquisition and Divestitures” for more information.

(b)
The FAS/CAS operating adjustment represents the difference between the service cost component of FAS pension expense and total pension costs recoverable on U.S. Government contracts as determined in accordance with CAS. For a detail of the FAS/CAS operating adjustment and the total net FAS/CAS pension adjustment, see the table below.

(c)
See “Note 15 – Severance and Restructuring Charges” for information on charges related to certain severance actions at our business segments. Severance and restructuring charges for initiatives that are not significant are included in business segment operating profit.

(d)
Other, net in 2018 includes a non-cash asset impairment charge of $110 million related to our equity method investee, AMMROC (see “Note 1 – Significant Accounting Policies”). Other, net in 2017 includes a previously deferred non-cash gain of $198 million related to properties sold in 2015 as a result of completing our remaining obligations (see “Note 8 – Property, Plant and Equipment, net”) and a $64 million charge, which represents our portion of a non-cash asset impairment charge recorded by AMMROC (see “Note 1 – Significant Accounting Policies”).

Total net FAS/CAS pension adjustments, including the service and non-service cost components of FAS pension expense, were as follows (in millions):

	2018	2017	2016
Total FAS expense and CAS costs
FAS pension expense	$(1,431)	$(1,372)	$(1,019)
Less: CAS pension cost	2,433	2,248	1,921
Net FAS/CAS pension adjustment	$1,002	$876	$902

Service and non-service cost reconciliation
FAS pension service cost	(630)	(635)	(671)
Less: CAS pension cost	2,433	2,248	1,921
FAS/CAS operating adjustment	1,803	1,613	1,250
Non-operating FAS pension expense (a)	(801)	(737)	(348)
Net FAS/CAS pension adjustment	$1,002	$876	$902

(a)
We record the non-service cost components of net periodic benefit cost as part of other non-operating expense, net in the consolidated statement of earnings. The non-service cost components in the table above relate only to our qualified defined benefit pension plans. We incurred total non-service costs for our qualified defined benefit pension plans in the table above, along with similar costs for our other postretirement benefit plans of $67 million, $109 million, and $123 million for the years ended 2018, 2017 and 2016.

We recover CAS pension cost through the pricing of our products and services on U.S. Government contracts and, therefore, recognize CAS pension cost in each of our business segment’s net sales and cost of sales. Our consolidated financial statements must present FAS pension and other postretirement benefit plan expense calculated in accordance with FAS requirements under U.S. GAAP. The operating portion of the net FAS/CAS pension adjustment represents the difference between the service cost component of FAS pension expense and CAS pension cost. The non-service FAS pension cost component is included in other non-operating expense, net on our consolidated statements of earnings. The net FAS/CAS pension adjustment increases or decreases CAS pension cost to equal total FAS pension expense (both service and non-service).

	2018	2017	2016
Intersegment sales
Aeronautics	$120	$122	$142
Missiles and Fire Control	423	355	299
Rotary and Mission Systems	2,026	2,020	1,854
Space	237	111	110
Total intersegment sales	$2,806	$2,608	$2,405
Depreciation and amortization
Aeronautics	$304	$311	$299
Missiles and Fire Control	105	99	105
Rotary and Mission Systems	458	468	476
Space	229	245	212
Total business segment depreciation and amortization	1,096	1,123	1,092
Corporate activities	65	72	75
Total depreciation and amortization (a)	$1,161	$1,195	$1,167
Capital expenditures
Aeronautics	$460	$371	$358
Missiles and Fire Control	244	156	167
Rotary and Mission Systems	255	308	271
Space	255	179	183
Total business segment capital expenditures	1,214	1,014	979
Corporate activities	64	163	75
Total capital expenditures (b)	$1,278	$1,177	$1,054

(a)
Total depreciation and amortization in the table above excludes $48 million for the year ended December 31, 2016 related to the former IS&GS business segment. These amounts are included in depreciation and amortization in our consolidated statement of cash flows as we did not reclassify our cash flows to exclude the IS&GS business segment. See “Note 3 – Acquisition and Divestitures” for more information.

(b)
Total capital expenditures in the table above excludes $9 million for the year ended December 31, 2016 related to the former IS&GS business segment. These amounts are included in capital expenditures in our consolidated statement of cash flows as we did not reclassify our cash flows to exclude the IS&GS business segment. See “Note 3 – Acquisition and Divestitures” for more information.

Net Sales by Type
Net sales by total products and services, contract type, customer category and geographic region for each of our business segments were as follows (in millions):

	2018
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$18,207	$6,945	$11,714	$8,139	$45,005
Services	3,035	1,517	2,536	1,669	8,757
Total net sales	$21,242	$8,462	$14,250	$9,808	$53,762
Net sales by contract type
Fixed-price	$15,719	$5,653	$9,975	$1,892	$33,239
Cost-reimbursable	5,523	2,809	4,275	7,916	20,523
Total net sales	$21,242	$8,462	$14,250	$9,808	$53,762
Net sales by customer
U.S. Government	$13,321	$6,088	$10,083	$8,224	$37,716
International (a)	7,735	2,190	3,693	1,538	15,156
U.S. commercial and other	186	184	474	46	890
Total net sales	$21,242	$8,462	$14,250	$9,808	$53,762
Net sales by geographic region
United States	$13,507	$6,272	$10,557	$8,270	$38,606
Asia Pacific	3,335	427	1,433	85	5,280
Europe	2,837	321	829	1,416	5,403
Middle East	1,380	1,404	781	37	3,602
Other	183	38	650	—	871
Total net sales	$21,242	$8,462	$14,250	$9,808	$53,762

(a)
International sales include foreign military sales contracted through the U.S. Government, direct commercial sales with international governments and commercial and other sales to international customers.

	2017
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$16,981	$5,940	$11,398	$8,183	$42,502
Services	2,429	1,342	2,265	1,422	7,458
Total net sales	$19,410	$7,282	$13,663	$9,605	$49,960
Net sales by contract type
Fixed-price	$13,828	$5,102	$10,059	$2,058	$31,047
Cost-reimbursable	5,582	2,180	3,604	7,547	18,913
Total net sales	$19,410	$7,282	$13,663	$9,605	$49,960
Net sales by customer
U.S. Government	$12,609	$4,467	$9,715	$8,088	$34,879
International (a)	6,641	2,672	3,575	1,446	14,334
U.S. commercial and other	160	143	373	71	747
Total net sales	$19,410	$7,282	$13,663	$9,605	$49,960
Net sales by geographic region
United States	$12,769	$4,610	$10,088	$8,159	$35,626
Asia Pacific	2,823	516	1,344	92	4,775
Europe	2,331	305	927	1,270	4,833
Middle East	1,316	1,798	572	81	3,767
Other	171	53	732	3	959
Total net sales	$19,410	$7,282	$13,663	$9,605	$49,960

(a)
International sales include foreign military sales contracted through the U.S. Government, direct commercial sales with international governments and commercial and other sales to international customers.

	2016
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$15,066	$5,602	$11,401	$8,012	$40,081
Services	2,227	1,187	2,194	1,601	7,209
Total net sales	$17,293	$6,789	$13,595	$9,613	$47,290
Net sales by contract type
Fixed-price	$11,926	$4,926	$9,871	$2,324	$29,047
Cost-reimbursable	5,367	1,863	3,724	7,289	18,243
Total net sales	$17,293	$6,789	$13,595	$9,613	$47,290
Net sales by customer
U.S. Government	$11,265	$4,304	$9,350	$8,516	$33,435
International (a)	5,825	2,344	3,791	719	12,679
U.S. commercial and other	203	141	454	378	1,176
Total net sales	$17,293	$6,789	$13,595	$9,613	$47,290
Net sales by geographic region
United States	$11,468	$4,445	$9,804	$8,894	$34,611
Asia Pacific	2,077	341	1,194	98	3,710
Europe	2,020	237	1,045	475	3,777
Middle East	1,423	1,739	429	146	3,737
Other	305	27	1,123	—	1,455
Total net sales	$17,293	$6,789	$13,595	$9,613	$47,290

(a)
International sales include foreign military sales contracted through the U.S. Government, direct commercial sales with international governments and commercial and other sales to international customers.

Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented approximately 27%, 26% and 23% of our total consolidated net sales during 2018, 2017 and 2016.
Total assets for each of our business segments were as follows (in millions):

	2018	2017
Assets (a)
Aeronautics	$8,435	$7,713
Missiles and Fire Control	5,017	4,577
Rotary and Mission Systems	18,333	18,292
Space	5,445	5,240
Total business segment assets	37,230	35,822
Corporate assets (b)	7,646	10,798
Total assets	$44,876	$46,620

(a)	We have no long-lived assets with material carrying values located in foreign countries.

(b)	Corporate assets primarily include cash and cash equivalents, deferred income taxes, environmental receivables and investments held in a separate trust.
Note 6 – Receivables, net, Contract Assets and Contract Liabilities
Receivables, net, contract assets and contract liabilities were as follows (in millions):

	2018	2017
Receivables, net	$2,444	$2,265
Contract assets	9,472	7,992
Contract liabilities	6,491	7,028
Receivables, net consist of approximately $1.9 billion from the U.S. Government and $578 million from other governments and commercial customers as of December 31, 2018.

Contract assets are net of $30.2 billion and $19.9 billion of customer advances and progress payments as of December 31, 2018 and 2017. Contract assets increased $1.5 billion during 2018, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during 2018 for which we have not yet billed. There were no significant impairment losses related to our contract assets during 2018 and 2017. We expect to bill our customers for the majority of the December 31, 2018 contract assets during 2019.
Contract liabilities decreased $537 million during 2018, primarily due to revenue recognized in excess of payments received on these performance obligations. During 2018, we recognized $3.9 billion of our contract liabilities at December 31, 2018 as revenue. During 2017, we recognized $3.3 billion of our contract liabilities at December 31, 2017 as revenue. During 2016, we recognized $3.7 billion of our contract liabilities at December 31, 2016 as revenue.
Note 7 – Inventories
Inventories consisted of the following (in millions):

	2018	2017
Materials, spares and supplies	$446	$563
Work-in-process	2,161	1,823
Finished goods	390	492
Total inventories	$2,997	$2,878
Work-in-process inventories at December 31, 2018 and 2017 included general and administrative costs of $53 million and $112 million. General and administrative costs incurred and recorded in inventories totaled $1.9 billion in 2018, $2.0 billion in 2017 and $1.9 billion in 2016. General and administrative costs charged to cost of sales from inventories totaled $2.0 billion in both 2018 and 2017 and $1.9 billion in 2016.
Costs incurred to fulfill a contract in advance of the contract being awarded are included in inventories as work-in-process if we determine that those costs relate directly to a contract or to an anticipated contract that we can specifically identify and contract award is probable, the costs generate or enhance resources that will be used in satisfying performance obligations, and the costs are recoverable (referred to as pre-contract costs). Pre-contract costs that are initially capitalized in inventory are generally recognized as cost of sales consistent with the transfer of products and services to the customer upon the receipt of the anticipated contract. All other pre-contract costs, including start-up costs, are expensed as incurred. As of December 31, 2018 and 2017, $443 million and $466 million of pre-contract costs were included in inventories.
Note 8 – Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following (in millions):

	2018	2017
Land	$135	$131
Buildings	6,553	6,401
Machinery and equipment	7,871	7,624
Construction in progress	1,530	1,205
Total property, plant and equipment	16,089	15,361
Less: accumulated depreciation and amortization	(9,965)	(9,586)
Total property, plant and equipment, net	$6,124	$5,775
Land Sales
In 2017, we recognized a previously deferred non-cash gain in other income, net in our consolidated statement of earnings of $198 million ($122 million or $0.42 per share, after tax) related to properties sold in 2015 as a result of completing our remaining obligations.

Note 9 – Income Taxes
Our provision for federal and foreign income tax expense for continuing operations consisted of the following (in millions):

	2018	2017	2016
Federal income tax expense (benefit):
Current
Operations	$975	$(189)	$1,327
One-time charge due to tax legislation (a)	(6)	43	—
Deferred
Operations	(194)	1,607	(261)
One-time charge due to tax legislation (a)	(37)	1,843	—
Total federal income tax expense	738	3,304	1,066
Foreign income tax expense (benefit):
Current	67	53	56
Deferred	(13)	(1)	(29)
Total foreign income tax expense	54	52	27
Total income tax expense	$792	$3,356	$1,093

(a)
Represents one-time charge in 2017 primarily due to the re-measurement of certain net deferred tax assets using the lower U.S. corporate income tax rate and a deemed repatriation tax, and true-up to this charge in 2018.

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. Consequently, we wrote down our net deferred tax assets as of December 31, 2017 by $2.0 billion to reflect the estimated impact of the Tax Act. We recorded a corresponding net one-time charge of $2.0 billion ($6.77 per share), substantially all of which was non-cash, primarily related to enactment of the Tax Act, the re-measurement of certain net deferred tax assets using the lower U.S. corporate income tax rate, a deemed repatriation tax, and a reduction in the U.S. manufacturing benefit as a result of our decision to accelerate contributions to our pension fund in 2018 in order to receive a tax deduction in 2017.
We applied the guidance in Staff Accounting Bulletin 118 when accounting for the enactment-date effects of the Tax Act in 2017 and throughout 2018. At December 31, 2017, we had substantially completed our provisional analysis of the income tax effects of the Tax Act and recorded a reasonable estimate in 2017 of such effects. During 2018, we refined our calculations, evaluated changes in interpretations and assumptions that we had made, applied additional guidance issued by the U.S. Government, and evaluated actions and related accounting policy decisions we have made. As of December 22, 2018, we completed our accounting for all of the enactment-date income tax effects of the Tax Act and did not identify any material changes to the provisional, net, one-time charge for the year ended December 31, 2017, related to the Tax Act.
State income taxes are included in our operations as general and administrative costs and, under U.S. Government regulations, are allowable costs in establishing prices for the products and services we sell to the U.S. Government. Therefore, a substantial portion of state income taxes is included in our net sales and cost of sales. As a result, the impact of certain transactions on our operating profit and of other matters presented in these consolidated financial statements is disclosed net of state income taxes. Our total net state income tax expense was $83 million for 2018, $103 million for 2017, and $112 million for 2016.

Our reconciliation of the U.S. federal statutory income tax rate (21% in 2018 and 35% in 2017 and 2016) to actual income tax expense for continuing operations is as follows (dollars in millions):

	2018		2017		2016
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense at the U.S. federal statutory tax rate	$1,226	21.0%	$1,836	35.0%	$1,664	35.0%
Research and development tax credit	(138)	(2.4)	(115)	(2.2)	(107)	(2.2)
Foreign derived intangible income deduction	(61)	(1.0)	—	—	—	—
Tax deductible dividends	(59)	(1.0)	(94)	(1.8)	(92)	(1.9)
Excess tax benefits for share-based payment awards	(55)	(0.9)	(106)	(2.0)	(152)	(3.2)
Deferred tax write-down and transition tax (a)	(43)	(0.7)	1,886	35.9	—	—
U.S. manufacturing deduction benefit (b)	—	—	(7)	(0.1)	(117)	(2.5)
Tax accounting method change (c)	(61)	(1.0)	—	—	—	—
Other, net	(17)	(0.4)	(44)	(0.8)	(103)	(2.2)
Income tax expense	$792	13.6%	$3,356	64.0%	$1,093	23.0%

(a)
Includes a deferred tax re-measurement and transition tax true-up in 2018 and one-time charge in 2017 primarily due to the re-measurement of certain net deferred tax assets using the lower U.S. corporate income tax rate and a deemed repatriation tax.

(b)
Includes a reduction in our 2017 manufacturing benefit as a result of our decision to accelerate contributions to our pension funds in 2018. The Tax Act repealed the manufacturing benefit for years after 2017.

(c)	Recognized tax benefit of $61 million in 2018 from our change in a tax accounting method related to restoration of tax basis.
Tax benefits from U.S. research and development (R&D) tax credits were $138 million in 2018, $115 million in 2017, and $107 million in 2016.
We recognized a new tax benefit of $61 million in 2018 from the deduction for foreign derived intangible income enacted by the Tax Act. The Tax Act repealed the U.S. manufacturing deduction for years after 2017. Therefore, there was no U.S. manufacturing benefit in 2018. Tax benefits from the U.S. manufacturing deduction were $7 million in 2017 and $117 million in 2016.

We receive a tax deduction for dividends paid on shares of our common stock held by certain of our defined contribution plans with an employee stock ownership plan feature. The benefit of the tax deduction has declined, principally due to the lower tax rate in 2018.
In 2016, we adopted the accounting standard update for employee share-based payment awards on a prospective basis. Accordingly, we recognized additional income tax benefits of $55 million in 2018, $106 million in 2017, and $152 million in 2016.
We also recognized a tax benefit of $61 million in 2018 from our change in a tax accounting method reflecting a 2012 Court of Federal Claims decision, which held that the tax basis in certain assets should be increased and realized upon the assets’ disposition. The 2016 income tax rate also benefited from the nontaxable gain recorded in connection with the consolidation of AWE.
We participate in the IRS Compliance Assurance Process program. Examinations of the years 2017 and 2018 remain under IRS review.

The primary components of our federal and foreign deferred income tax assets and liabilities at December 31 were as follows (in millions):

	2018	2017(a)
Deferred tax assets related to:
Accrued compensation and benefits	$584	$595
Pensions (b)	2,623	2,495
Other postretirement benefit obligations	148	153
Contract accounting methods	539	531
Foreign company operating losses and credits	38	27
Other	160	154
Valuation allowance (c)	(20)	(20)
Deferred tax assets, net	4,072	3,935
Deferred tax liabilities related to:
Goodwill and purchased intangibles	296	266
Property, plant and equipment	296	239
Exchanged debt securities and other	294	303
Deferred tax liabilities	886	808
Net deferred tax assets	$3,186	$3,127

(a)	Components of our federal and foreign deferred income tax assets and liabilities at December 31, 2017 after taking into account the estimated impacts of the Tax Act and related items.

(b)
The increase in 2018 is primarily due to lower tax deductions for pension contributions resulting from our 2017 decision to accelerate pension contributions to our pension fund in order to receive a deduction in 2017.

(c)	A valuation allowance was provided against certain foreign company deferred tax assets arising from carryforwards of unused tax benefits.
As of December 31, 2018, 2017, and 2016, our liabilities associated with unrecognized tax benefits were not material.
We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various foreign jurisdictions. With few exceptions, the statute of limitations is no longer open for U.S. federal or non-U.S. income tax examinations for the years before 2015, other than with respect to refunds.
We received net federal and foreign income tax refunds of $41 million in 2018, primarily due to a 2017 net operating loss carryback arising from our accelerated pension contributions. Our federal and foreign income tax payments, net of refunds received, were $1.1 billion in 2017 and $1.3 billion in 2016.

Note 10 – Debt
Our total debt consisted of the following (in millions):

	2018	2017
Notes
1.85% due 2018	$—	$750
4.25% due 2019	900	900
2.50% due 2020	1,250	1,250
3.35% due 2021	900	900
3.10% due 2023	500	500
2.90% due 2025	750	750
3.55% due 2026	2,000	2,000
3.60% due 2035	500	500
4.50% and 6.15% due 2036	1,054	1,054
4.07% due 2042	1,336	1,336
3.80% due 2045	1,000	1,000
4.70% due 2046	1,326	1,326
4.09% due 2052	1,578	1,578
Other notes with rates from 4.85% to 8.50%, due 2023 to 2041	1,618	1,654
Commercial paper	600	—
Total debt	15,312	15,498
Less: unamortized discounts and issuance costs	(1,208)	(1,235)
Total debt, net	14,104	14,263
Less: current portion	(1,500)	(750)
Long-term debt, net	$12,604	$13,513
Revolving Credit Facilities
On August 24, 2018, we entered into a new $2.5 billion revolving credit facility (the 5-year Facility) with various banks and concurrently terminated our existing $2.5 billion revolving credit facility. The 5‑year Facility has an expiration date of August 24, 2023 and is available for general corporate purposes. The undrawn portion of the 5-year Facility is also available to serve as a backup facility for the issuance of commercial paper. We may request and the banks may grant, at their discretion, an increase in the borrowing capacity under the 5-year Facility of up to an additional $500 million. There were no borrowings outstanding under the 5-year Facility as of December 31, 2018 and 2017.
Borrowings under the 5-year Facility are unsecured and bear interest at rates based, at our option, on a Eurodollar Rate or a Base Rate, as defined in the 5-year Facility’s agreement. Each bank’s obligation to make loans under the 5-year Facility is subject to, among other things, our compliance with various representations, warranties, and covenants, including covenants limiting our ability and certain of our subsidiaries’ ability to encumber assets and a covenant not to exceed a maximum leverage ratio, as defined in the 5‑year Facility agreement. As of December 31, 2018 and 2017, we were in compliance with all covenants contained in the 5-year Facility agreement, as well as in our debt agreements.
Long-Term Debt
In November 2018, we repaid $750 million of long-term notes with a fixed interest rate of 1.85% according to their scheduled maturities.
In September 2017, we issued notes totaling approximately $1.6 billion with a fixed interest rate of 4.09% maturing in September 2052 (the New Notes) in exchange for outstanding notes totaling approximately $1.4 billion with fixed interest rates ranging from 4.70% to 8.50% maturing 2029 to 2046 (the Old Notes). In connection with the exchange of principal, we paid a premium of $237 million, substantially all of which was in the form of New Notes. This premium will be amortized as additional interest expense over the term of the New Notes using the effective interest method. We may, at our option, redeem some or all of the New Notes at any time by paying the principal amount of notes being redeemed plus a make-whole premium and accrued and unpaid interest. Interest on the New Notes is payable on March 15 and September 15 of each year and began on March 15,

2018. The New Notes are unsecured senior obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness.
We made interest payments of approximately $635 million, $610 million and $600 million during the years ended December 31, 2018, 2017 and 2016, respectively.
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
Short-Term Debt and Commercial Paper
As of December 31, 2018, we had $1.5 billion of short-term borrowings due within one year, of which approximately $900 million was composed of scheduled debt maturity due in November 2019 and approximately $600 million was composed of commercial paper borrowings with a weighted-average rate of 2.89%. During 2017, we borrowed and fully repaid amounts under our commercial paper programs. There were no commercial paper borrowings outstanding as of December 31, 2017. We expect to continue to issue commercial paper backed by our $2.5 billion 5‑year Facility to manage the timing of cash flows.
Note 11 – Postretirement Benefit Plans
Defined Benefit Pension Plans and Retiree Medical and Life Insurance Plans
Many of our employees are covered by qualified defined benefit pension plans and we provide certain health care and life insurance benefits to eligible retirees (collectively, postretirement benefit plans). We also sponsor nonqualified defined benefit pension plans to provide for benefits in excess of qualified plan limits. Non-union employees hired after December 2005 do not participate in our qualified defined benefit pension plans, but are eligible to participate in a qualified defined contribution plan in addition to our other retirement savings plans. They also have the ability to participate in our retiree medical plans, but we do not subsidize the cost of their participation in those plans as we do with employees hired before January 1, 2006. Over the last few years, we have negotiated similar changes with various labor organizations such that new union represented employees do not participate in our defined benefit pension plans. In June 2014, we amended certain of our qualified and nonqualified defined benefit pension plans for non-union employees, comprising the majority of our benefit obligations, to freeze future retirement benefits. The calculation of retirement benefits under the affected defined benefit pension plans is determined by a formula that takes into account the participants’ years of credited service and average compensation. The freeze takes effect in two stages. On January 1, 2016, the pay-based component of the formula used to determine retirement benefits was frozen so that future pay increases, annual incentive bonuses or other amounts earned for or related to periods after December 31, 2015 are not used to calculate retirement benefits. On January 1, 2020, the service-based component of the formula used to determine retirement benefits will also be frozen so that participants will no longer earn further credited service for any period after December 31, 2019. When the freeze is complete, the majority of our salaried employees will have transitioned to an enhanced defined contribution retirement savings plan.
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

The net periodic benefit cost recognized each year included the following (in millions):

	Qualified Defined Benefit Pension Plans (a)			Retiree Medical and Life Insurance Plans
	2018	2017	2016	2018	2017	2016
Service cost	$630	$635	$671	$19	$19	$23
Interest cost	1,740	1,835	1,890	91	103	120
Expected return on plan assets	(2,395)	(2,249)	(2,539)	(135)	(128)	(138)
Recognized net actuarial losses	1,777	1,506	1,359	5	19	34
Amortization of net prior service (credit) cost (b)	(321)	(355)	(362)	15	15	22
Total net periodic benefit cost	$1,431	$1,372	$1,019	$(5)	$28	$61

(a)
Total net periodic benefit cost associated with our qualified defined benefit plans represents pension expense calculated in accordance with GAAP (FAS pension expense). We are required to calculate pension expense in accordance with both GAAP and CAS rules, each of which results in a different calculated amount of pension expense. The CAS pension cost is recovered through the pricing of our products and services on U.S. Government contracts and, therefore, is recognized in net sales and cost of sales for products and services. We include the difference between FAS pension service cost and CAS pension cost, referred to as the FAS/CAS operating adjustment, as a component of other unallocated, net on our consolidated statements of earnings (see Note 5 – Information on Business Segments).

(b)	Net of the reclassification for discontinued operations presentation of pension benefits related to former IS&GS salaried employees ($14 million in 2016).
The following table provides a reconciliation of benefit obligations, plan assets and unfunded status related to our qualified defined benefit pension plans and our retiree medical and life insurance plans (in millions):

	Qualified Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
	2018	2017	2018	2017
Change in benefit obligation
Beginning balance	$48,686	$45,064	$2,602	$2,649
Service cost	630	635	19	19
Interest cost	1,740	1,835	91	103
Benefits paid	(2,379)	(2,310)	(224)	(232)
Settlements	(1,821)	—	—	—
Actuarial losses (gains)	(3,281)	3,536	(311)	23
Changes in longevity assumptions (a)	(162)	(352)	(8)	(24)
Plan amendments and curtailments (b)	(108)	278	101	—
Medicare Part D subsidy	—	—	9	—
Participants’ contributions	—	—	69	64
Ending balance	$43,305	$48,686	$2,348	$2,602
Change in plan assets
Beginning balance at fair value	$33,095	$31,417	$1,883	$1,787
Actual return on plan assets	(1,893)	3,942	(94)	224
Benefits paid	(2,379)	(2,310)	(224)	(232)
Settlements	(1,821)	—	—	—
Company contributions	5,000	46	1	40
Medicare Part D subsidy	—	—	9	—
Participants’ contributions	—	—	69	64
Ending balance at fair value	$32,002	$33,095	$1,644	$1,883
Unfunded status of the plans	$(11,303)	$(15,591)	$(704)	$(719)

(a)	As published by the Society of Actuaries

(b)	The 2018 qualified defined benefit pension plan includes a $119 million curtailment gain.

In December 2018, an upfront cash payment of $810 million was made to an insurance company in exchange for a contract (referred to as a buy-in contract) that will reimburse the plan for all future benefit payments related to $770 million of the plan’s outstanding defined benefit pension obligations for approximately 9,000 U.S. retirees and beneficiaries. On December 31, 2018, the approximately 9,000 retirees and beneficiaries and the buy-in contract were spun-off to another plan, with the buy-in contract the sole asset of that plan. Under the arrangement, the plan remains responsible for paying the benefits for the covered retirees and beneficiaries and the insurance company will reimburse the plan as those benefits are paid. As a result, there is no net ongoing cash flow to the plan for the covered retirees and beneficiaries as the cost of providing the benefits is funded by the buy-in contract, effectively locking in the cost of the benefits and eliminating future volatility of the benefit obligation. The buy-in contract was purchased using assets from the pension trust and is accounted for at fair value as an investment of the trust. This transaction had no impact on our 2018 FAS pension expense or CAS pension cost. The difference of approximately $40 million between the amount paid to the insurance company and the amount of the pension obligations funded by the buy-in contract was recognized through the re-measurement of the related benefit obligations in other comprehensive loss in equity and will be amortized to FAS pension expense in future periods. We intend to begin the termination process for this plan during 2019, and at conclusion convert the buy-in contract to a buy-out contract, thus relieving us of liability for the pension obligations related to the covered population. The buy-out conversion, expected to occur as early as 2020, will require recognition of a settlement loss in earnings at that time, which we currently estimate will be approximately $350 million. A subsequent cash recovery is anticipated from the U.S. Government.
Also, during December 2018, we purchased an irrevocable group annuity contract from an insurance company (referred to as a buy-out contract) for $1.82 billion to settle $1.76 billion of our outstanding defined benefit pension obligations related to certain U.S. retirees and beneficiaries. The group annuity contract was purchased using assets from the pension trust. As a result of this transaction, we were relieved of all responsibility for these pension obligations and the insurance company is now required to pay and administer the retirement benefits owed to approximately 32,000 U.S. retirees and beneficiaries, with no change to the amount, timing or form of monthly retirement benefit payments. Although the transaction was treated as a settlement for accounting purposes, we did not recognize a loss on the settlement in earnings associated with the transaction because total settlements during 2018 for this plan were less than this plan’s service and interest cost in 2018. Accordingly, the transaction had no impact on our 2018 FAS pension expense or CAS pension cost, and the difference of approximately $60 million between the amount paid to the insurance company and the amount of the pension obligations settled was recognized in other comprehensive loss and will be amortized to FAS pension expense in future periods.

The following table provides amounts recognized on our consolidated balance sheets related to our qualified defined benefit pension plans and our retiree medical and life insurance plans (in millions):

	Qualified Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
	2018	2017	2018	2017
Prepaid pension asset	$107	$112	$—	$—
Accrued postretirement benefit liabilities	(11,410)	(15,703)	(704)	(719)
Accumulated other comprehensive loss (pre-tax) related to:
Net actuarial losses	19,117	20,169	236	331
Prior service (credit) cost	(1,931)	(2,263)	167	81
Total (a)	$17,186	$17,906	$403	$412

(a)
Accumulated other comprehensive loss related to postretirement benefit plans, after tax, of $14.3 billion and $12.6 billion at December 31, 2018 and 2017 (see “Note 12 – Stockholders’ Equity”) includes $17.2 billion ($13.5 billion, net of tax) and $17.9 billion ($11.8 billion, net of tax) for qualified defined benefit pension plans, $403 million ($316 million, net of tax) and $412 million ($252 million, net of tax) for retiree medical and life insurance plans and $542 million ($428 million, net of tax) and $705 million ($479 million, net of tax) for other plans.

The accumulated benefit obligation (ABO) for all qualified defined benefit pension plans was $43.3 billion and $48.5 billion at December 31, 2018 and 2017, of which $43.3 billion and $48.5 billion related to plans where the ABO was in excess of plan assets. The ABO represents benefits accrued without assuming future compensation increases to plan participants.

Certain key information related to our qualified defined benefit pension plans as of December 31, 2018 and 2017 is as follows (in millions):

	2018 (a)	2017
Plans where ABO was in excess of plan assets
Projected benefit obligation	$42,444	$48,628
Less: fair value of plan assets	31,034	32,925
Unfunded status of plans (b)	(11,410)	(15,703)
Plans where ABO was less than plan assets
Projected benefit obligation	51	58
Less: fair value of plan assets	158	170
Funded status of plans (c)	$107	$112

(a)	Benefit obligation and plan assets in the table above exclude $810 million for one pension plan with plan assets valued equal to the benefit obligation.

(b)	Represents accrued pension liabilities, which are included on our consolidated balance sheets.

(c)	Represents prepaid pension assets, which are included on our consolidated balance sheets in other noncurrent assets.
We also sponsor nonqualified defined benefit plans to provide benefits in excess of qualified plan limits. The aggregate liabilities for these plans at December 31, 2018 and 2017 were $1.2 billion and $1.3 billion, which also represent the plans’ unfunded status. We have set aside certain assets totaling $425 million and $530 million as of December 31, 2018 and 2017 in a separate trust which we expect to be used to pay obligations under our nonqualified defined benefit plans. In accordance with GAAP, those assets may not be used to offset the amount of the benefit obligation similar to the postretirement benefit plans in the table above. The unrecognized net actuarial losses at December 31, 2018 and 2017 were $505 million and $646 million. The unrecognized prior service credit at December 31, 2018 and 2017 were $48 million and $61 million. The expense associated with these plans totaled $123 million in 2018, $126 million in 2017 and $125 million in 2016. We also sponsor a small number of other postemployment plans and foreign benefit plans. The aggregate liability for the other postemployment plans was $46 million and $60 million as of December 31, 2018 and 2017. The expense for the other postemployment plans, as well as the liability and expense associated with the foreign benefit plans, was not material to our results of operations, financial position or cash flows. The actuarial assumptions used to determine the benefit obligations and expense associated with our nonqualified defined benefit plans and postemployment plans are similar to those assumptions used to determine the benefit obligations and expense related to our qualified defined benefit pension plans and retiree medical and life insurance plans as described below.
The following table provides the amounts recognized in other comprehensive income (loss) related to postretirement benefit plans, net of tax, for the years ended December 31, 2018, 2017 and 2016 (in millions):

	Incurred but Not Yet Recognized in Net Periodic Benefit Cost			Recognition of Previously Deferred Amounts
	2018	2017	2016	2018	2017	2016
	Gains (losses)			(Gains) losses
Actuarial gains and losses
Qualified defined benefit pension plans	$(570)	$(1,172)	$(1,236)	$1,396	$974	$879
Retiree medical and life insurance plans	71	77	94	4	12	22
Other plans	83	(66)	(62)	55	44	37
	(416)	(1,161)	(1,204)	1,455	1,030	938
	Credit (cost)			(Credit) cost (a)
Net prior service credit and cost
Qualified defined benefit pension plans	(6)	(219)	(54)	(255)	(229)	(235)
Retiree medical and life insurance plans	(79)	—	27	12	10	14
Other plans	—	—	(1)	(10)	(9)	(9)
	(85)	(219)	(28)	(253)	(228)	(230)
	$(501)	$(1,380)	$(1,232)	$1,202	$802	$708

(a)
Reflects the reclassification for discontinued operations presentation of benefits related to former IS&GS salaried employees ($9 million in 2016). In addition, we recognized $134 million in 2016 of prior service credits from the divestiture of our IS&GS business, which were reclassified as discontinued operations.

We expect that approximately $1.2 billion, or about $908 million net of tax, of actuarial losses and net prior service credit related to postretirement benefit plans included in accumulated other comprehensive loss at the end of 2018 to be recognized in net periodic benefit cost during 2019. Of this amount, $1.1 billion, or $841 million net of tax, relates to our qualified defined benefit plans and is included in our expected 2019 pension expense of $1.1 billion.
Actuarial Assumptions
The actuarial assumptions used to determine the benefit obligations at December 31 of each year and to determine the net periodic benefit cost for each subsequent year, were as follows:

	Qualified Defined Benefit Pension Plans			Retiree Medical and Life Insurance Plans
	2018	2017	2016	2018	2017	2016
Weighted average discount rate	4.250%	3.625%	4.125%	4.250%	3.625%	4.000%
Expected long-term rate of return on assets	7.00%	7.50%	7.50%	7.00%	7.50%	7.50%
Rate of increase in future compensation levels (for applicable bargained pension plans)	4.50%	4.50%	4.50%
Health care trend rate assumed for next year				8.25%	8.50%	8.75%
Ultimate health care trend rate				5.00%	5.00%	5.00%
Year that the ultimate health care trend rate is reached				2032	2032	2032
The increase in the discount rate from December 31, 2017 to December 31, 2018 resulted in a decrease in the projected benefit obligations of our qualified defined benefit pension plans of approximately $3.5 billion at December 31, 2018. The decrease in the discount rate from December 31, 2016 to December 31, 2017 resulted in an increase in the projected benefit obligations of our qualified defined benefit pension plans of approximately $2.9 billion at December 31, 2017.
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

Fair value measurements – The rules related to accounting for postretirement benefit plans under GAAP require certain fair value disclosures related to postretirement benefit plan assets, even though those assets are not separately presented on our consolidated balance sheets. The following table presents the fair value of the assets (in millions) of our qualified defined benefit pension plans and retiree medical and life insurance plans by asset category and their level within the fair value hierarchy, which has three levels based on the uncertainty of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets, Level 2 refers to fair values estimated using significant other observable inputs and Level 3 includes fair values estimated using significant unobservable inputs. Certain other investments are measured at their Net Asset Value (NAV) per share and do not have readily determined values and are thus not subject to leveling in the fair value hierarchy. The NAV is the total value of the fund divided by the number of the fund’s shares outstanding. We recognize transfers between levels of the fair value hierarchy as of the date of the change in circumstances that causes the transfer.

	December 31, 2018				December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Investments measured at fair value
Cash and cash equivalents (a)	$1,727	$1,727	$—	$—	$1,419	$1,419	$—	$—
Equity (a):
U.S. equity securities	3,936	3,927	3	6	4,922	4,905	14	3
International equity securities	5,406	5,400	—	6	5,370	5,355	13	2
Commingled equity funds	3,587	1,436	2,151	—	4,453	1,493	2,960	—
Fixed income (a):
Corporate debt securities	4,890	—	4,888	2	4,910	—	4,905	5
U.S. Government securities	3,399	—	3,399	—	3,775	—	3,775	—
U.S. Government-sponsored enterprise securities	571	—	571	—	817	—	817	—
Other fixed income investments (b)	2,926	—	1,988	938	2,414	—	2,403	11
Total	$26,442	$12,490	$13,000	$952	$28,080	$13,172	$14,887	$21
Investments measured at NAV (c)
Commingled equity funds	144				99
Other fixed income investments	29				68
Private equity funds	4,014				4,334
Real estate funds	2,117				1,611
Hedge funds	828				718
Total investments measured at NAV	7,132				6,830
Receivables, net	72				68
Total	$33,646				$34,978

(a)
Cash and cash equivalents, equity securities and fixed income securities included derivative assets and liabilities whose fair values were not material as of December 31, 2018 and 2017. LMIMCo’s investment policies restrict the use of derivatives to either establish long or short exposures for purposes consistent with applicable investment mandate guidelines or to hedge risks to the extent of a plan’s current exposure to such risks. Most derivative transactions are settled on a daily basis.

(b)	Level 3 investments include $810 million related to the buy-in contract discussed above.

(c)
Certain investments that are valued using the NAV per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy and are included in the table to permit reconciliation of the fair value hierarchy to the aggregate postretirement benefit plan assets.

As of December 31, 2018 and 2017, the assets associated with our foreign defined benefit pension plans were not material and have not been included in the table above. Excluding the December 2018 purchase of the buy-in contract discussed above, changes in the fair value of plan assets categorized as Level 3 during 2018 and 2017 were insignificant.

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
Fixed income investments categorized as Level 2 are valued by the trustee using pricing models that use verifiable observable market data (e.g., interest rates and yield curves observable at commonly quoted intervals and credit spreads), bids provided by brokers or dealers or quoted prices of securities with similar characteristics. Fixed income investments are categorized as Level 3 when valuations using observable inputs are unavailable. The trustee typically obtains pricing based on indicative quotes or bid evaluations from vendors, brokers or the investment manager. In addition, certain other fixed income investments categorized as Level 3 are valued using a discounted cash flow approach. Significant inputs include projected annuity payments and the discount rate applied to those payments.
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
Contributions and Expected Benefit Payments
The funding of our qualified defined benefit pension plans is determined in accordance with ERISA, as amended by the PPA, and in a manner consistent with CAS and Internal Revenue Code rules. We made contributions of $5.0 billion to our qualified defined benefit pension plans in 2018, including required and discretionary contributions. As a result of these contributions, we do not expect to make contributions to our qualified defined benefit pension plans in 2019.
The following table presents estimated future benefit payments, which reflect expected future employee service, as of December 31, 2018 (in millions):

	2019	2020	2021	2022	2023	2024 – 2028
Qualified defined benefit pension plans	$2,350	$2,390	$2,470	$2,550	$2,610	$13,670
Retiree medical and life insurance plans	170	180	180	180	170	810
Defined Contribution Plans
We maintain a number of defined contribution plans, most with 401(k) features, that cover substantially all of our employees. Under the provisions of our 401(k) plans, we match most employees’ eligible contributions at rates specified in the plan documents. Our contributions were $658 million in 2018, $613 million in 2017 and $617 million in 2016, the majority of which were funded using our common stock. Our defined contribution plans held approximately 33.3 million and 35.5 million shares of our common stock as of December 31, 2018 and 2017.

Note 12 – Stockholders’ Equity
At December 31, 2018 and 2017, our authorized capital was composed of 1.5 billion shares of common stock and 50 million shares of series preferred stock. Of the 283 million shares of common stock issued and outstanding as of December 31, 2018, 281 million shares were considered outstanding for consolidated balance sheet presentation purposes; the remaining shares were held in a separate trust. Of the 285 million shares of common stock issued and outstanding as of December 31, 2017, 284 million shares were considered outstanding for consolidated balance sheet presentation purposes; the remaining shares were held in a separate trust. No shares of preferred stock were issued and outstanding at December 31, 2018 or 2017.
Repurchases of Common Stock
During 2018, we repurchased 4.7 million shares of our common stock for $1.5 billion. During 2017 and 2016, we paid $2.0 billion and $2.1 billion to repurchase 7.1 million and 8.9 million shares of our common stock.
On September 27, 2018, our Board of Directors approved a $1.0 billion increase to our share repurchase program. Inclusive of this increase, the total remaining authorization for future common share repurchases under our program was $3.0 billion as of December 31, 2018. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings. Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess purchase price over par value of $1.1 billion, $1.6 billion and $1.7 billion recorded as a reduction of retained earnings in 2018, 2017 and 2016.
Dividends
We paid dividends totaling $2.3 billion ($8.20 per share) in 2018, $2.2 billion ($7.46 per share) in 2017 and $2.0 billion ($6.77 per share) in 2016. We paid quarterly dividends of $2.00 per share during each of the first three quarters of 2018 and $2.20 per share during the fourth quarter of 2018; $1.82 per share during each of the first three quarters of 2017 and $2.00 per share during the fourth quarter of 2017; and $1.65 per share during each of the first three quarters of 2016 and $1.82 per share during the fourth quarter of 2016.

Accumulated Other Comprehensive Loss
Changes in the balance of AOCL, net of income taxes, consisted of the following (in millions):

	Postretirement Benefit Plans (a)	Other, net	AOCL
Balance at December 31, 2015	$(11,314)	$(130)	$(11,444)
Other comprehensive loss before reclassifications	(1,232)	—	(1,232)
Amounts reclassified from AOCL
Recognition of net actuarial losses	938	—	938
Amortization of net prior service credits	(239)	—	(239)
Recognition of net prior service credits from divestiture of IS&GS segment (b)	(134)	—	(134)
Other	—	9	9
Total reclassified from AOCL	565	9	574
Total other comprehensive (loss) income	(667)	9	(658)
Balance at December 31, 2016	(11,981)	(121)	(12,102)
Other comprehensive (loss) income before reclassifications	(1,380)	120	(1,260)
Amounts reclassified from AOCL
Recognition of net actuarial losses	1,030	—	1,030
Amortization of net prior service credits	(228)	—	(228)
Other	—	21	21
Total reclassified from AOCL	802	21	823
Total other comprehensive (loss) income	(578)	141	(437)
Balance at December 31, 2017	(12,559)	20	(12,539)
Other comprehensive loss before reclassifications	(501)	(105)	(606)
Amounts reclassified from AOCL
Recognition of net actuarial losses	1,455	—	1,455
Amortization of net prior service credits	(253)	—	(253)
Other	—	30	30
Total reclassified from AOCL	1,202	30	1,232
Total other comprehensive income (loss)	701	(75)	626
Reclassification of income tax effects from tax reform (c)	(2,396)	(12)	(2,408)
Balance at December 31, 2018	$(14,254)	$(67)	$(14,321)

(a)
AOCL related to postretirement benefit plans is shown net of tax benefits of $3.9 billion at December 31, 2018 and $6.5 billion at both December 31, 2017 and 2016. These tax benefits include amounts recognized on our income tax returns as current deductions and deferred income taxes, which will be recognized on our tax returns in future years. See “Note 9 – Income Taxes” and “Note 11 – Postretirement Benefit Plans” for more information on our income taxes and postretirement benefit plans.

(b)	Associated with the 2016 divestiture of the IS&GS business and included in net gain on divestiture of discontinued operations.

(c)
During 2018, we reclassified the impact of the income tax effects related to the Tax Cuts and Jobs Act of 2017 (the Tax Act) from AOCL to retained earnings by the same amount with zero impact to total equity. See “Note 1 – Significant Accounting Policies” for more information on the adoption of Income Statement - Reporting Comprehensive Income.

Note 13 – Stock-Based Compensation
During 2018, 2017 and 2016, we recorded non-cash stock-based compensation expense totaling $173 million, $158 million and $149 million, which is included as a component of other unallocated, net on our consolidated statements of earnings. The net impact to earnings for the respective years was $137 million, $103 million and $97 million.
As of December 31, 2018, we had $101 million of unrecognized compensation cost related to nonvested awards, which is expected to be recognized over a weighted average period of 1.8 years. We received cash from the exercise of stock options totaling $43 million, $71 million and $106 million during 2018, 2017 and 2016. In addition, our income tax liabilities for 2018, 2017 and 2016 were reduced by $75 million, $203 million and $219 million due to recognized tax benefits on stock-based compensation arrangements.
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
At December 31, 2018, inclusive of the shares reserved for outstanding stock options, RSUs and PSUs, we had approximately nine million shares reserved for issuance under the plans. At December 31, 2018, approximately five million of the shares reserved for issuance remained available for grant under our stock-based compensation plans. We issue new shares upon the exercise of stock options or when restrictions on RSUs and PSUs have been satisfied.
RSUs
The following table summarizes activity related to nonvested RSUs:

	Number of RSUs (In thousands)	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2015	1,236	$134.87
Granted	679	206.69
Vested	(1,009)	137.62
Forfeited	(118)	203.65
Nonvested at December 31, 2016	788	$183.00
Granted	519	254.58
Vested	(624)	201.65
Forfeited	(32)	223.23
Nonvested at December 31, 2017	651	$220.21
Granted	406	353.99
Vested	(470)	271.50
Forfeited	(24)	282.07
Nonvested at December 31, 2018	563	$271.23
In 2018, we granted certain employees approximately 0.4 million RSUs with a weighted average grant-date fair value of $353.99 per RSU. The grant-date fair value of these RSUs is equal to the closing market price of our common stock on the grant date less a discount to reflect the delay in payment of dividend-equivalent cash payments that are made only upon vesting, which is generally three years from the grant date. We recognize the grant-date fair value of RSUs, less estimated forfeitures, as compensation expense ratably over the requisite service period, which is shorter than the vesting period if the employee is retirement eligible on the date of grant or will become retirement eligible before the end of the vesting period.

Stock Options
We generally recognize compensation cost for stock options ratably over the three-year vesting period. At December 31, 2018 and 2017, there were 1.8 million (weighted average exercise price of $79.76) and 2.2 million (weighted average exercise price of $82.71) stock options outstanding. All of the stock options outstanding are vested as of December 31, 2018 and have a weighted average remaining contractual life of approximately 1.9 years and an aggregate intrinsic value of $326 million. There were 0.4 million (weighted average exercise price of $94.63) stock options exercised during 2018. We have not granted stock options to employees since 2012. The intrinsic value of all stock options exercised was $104 million, $139 million, and $172 million in 2018, 2017 and 2016.
PSUs
In 2018, we granted certain employees PSUs with an aggregate target award of approximately 0.1 million shares of our common stock. The PSUs vest three years from the grant date based on continuous service, with the number of shares earned (0% to 200% of the target award) depending upon the extent to which we achieve certain financial and market performance targets measured over the period from January 1, 2018 through December 31, 2020. About half of the PSUs were valued at $354.60 per PSU in a manner similar to RSUs mentioned above as the financial targets are based on our operating results. We recognize the grant-date fair value of these PSUs, less estimated forfeitures, as compensation expense ratably over the vesting period based on the number of awards expected to vest at each reporting date. The remaining PSUs were valued at $420.75 per PSU using a Monte Carlo model as the performance target is related to our total shareholder return relative to our peer group. We recognize the grant-date fair value of these awards, less estimated forfeitures, as compensation expense ratably over the vesting period.
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
On April 24, 2009, we filed a declaratory judgment action against the New York Metropolitan Transportation Authority and its Capital Construction Company (collectively, the MTA) asking the U.S. District Court for the Southern District of New York to find that the MTA is in material breach of our agreement based on the MTA’s failure to provide access to sites where work must be performed and the customer-furnished equipment necessary to complete the contract. The MTA filed an answer and counterclaim alleging that we breached the contract and subsequently terminated the contract for alleged default. The primary damages sought by the MTA are the costs to complete the contract and potential re-procurement costs. While we are unable to estimate the cost of another contractor to complete the contract and the costs of re-procurement, we note that our contract with the MTA had a total value of $323 million, of which $241 million was paid to us, and that the MTA is seeking damages of approximately $190 million. We dispute the MTA’s allegations and are defending against them. Additionally, following an investigation, our sureties on a performance bond related to this matter, who were represented by independent counsel, concluded that the MTA’s termination of the contract was improper. Finally, our declaratory judgment action was later amended to include claims for monetary damages against the MTA of approximately $95 million. This matter was taken under submission by the District Court in December 2014, after a five-week bench trial and the filing of post-trial pleadings by the parties. We continue to await a decision from the District Court. Although this matter relates to our former IS&GS business, we retained the litigation when we divested IS&GS in 2016.
As previously disclosed, on August 16, 2016, we divested our former IS&GS business segment to Leidos Holdings, Inc. (Leidos) in a transaction which resulted in IS&GS, now known as Leidos Innovations Corporation (Leidos Innovations), becoming a wholly owned subsidiary of Leidos (the Transaction). In the Transaction, Leidos acquired IS&GS’ interest in Mission Support Alliance, LLC (MSA), a joint venture that holds a prime contract to provide infrastructure support services at the Department of Energy’s Hanford facility and the liabilities related to Lockheed Martin’s participation in MSA. Included within the liabilities assumed were those associated with ongoing investigations by the Department of Energy and the Department of Justice (DOJ) related to work performed at Hanford (the Investigations). In the Transaction, Lockheed Martin transferred to Leidos a reserve slightly in excess of $38 million Lockheed Martin had established with respect to its potential liability and that of its affiliates arising out of the Investigations and agreed to indemnify Leidos Innovations with respect to the liabilities assumed for damages to Leidos Innovations and an enumerated list of subsidiaries of Leidos Innovations related to the Investigations for 100% of amounts in excess of this reserve up to $64 million and 50% of amounts in excess of $64 million.
In the Investigations, DOJ issued a number of Civil Investigative Demands to MSA, Lockheed Martin and the subsidiary of Lockheed Martin that performed information technology services for MSA, as well as current and former employees of each of these entities. The Investigations relate primarily to information technology services performed by a subsidiary of Lockheed Martin under a subcontract to MSA. DOJ recently stated that they are preparing to file a complaint alleging Civil False Claims Act violations. We cannot reasonably estimate our exposure at this time, but it is possible that a settlement or judgment against any of the parties being investigated could implicate Lockheed Martin’s indemnification obligations as described above. At present, in view of what we believe to be the strength of the defenses, Leidos’ assumption of the liabilities and structure of the indemnity, we do not believe it probable that we will incur a material loss.
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
At December 31, 2018 and 2017, the aggregate amount of liabilities recorded relative to environmental matters was $864 million and $920 million, most of which are recorded in other noncurrent liabilities on our consolidated balance sheets. We have recorded receivables totaling $750 million and $799 million at December 31, 2018 and 2017, most of which are recorded in other noncurrent assets on our consolidated balance sheets, for the estimated future recovery of these costs, as we consider the recovery probable based on the factors previously mentioned. We project costs and recovery of costs over approximately 20 years.
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
In addition to the proceedings and potential proceedings discussed above, California previously established a maximum level of the contaminant hexavalent chromium in drinking water of 10 parts per billion (ppb). This standard was successfully challenged by the California Manufacturers and Technology Association (CMTA) for failure to conduct the required economic feasibility analysis. In response to the court’s ruling, the State Water Resources Control Board (State Board), a branch of the California Environmental Protection Agency, withdrew the hexavalent chromium standard from the published regulations, leaving only the 50 ppb standard for total chromium. The State Board has indicated it will work to re-establish a hexavalent chromium standard. If the standard for hexavalent chromium is re‑established at 10 ppb or above, it will not have a material impact on our existing environmental remediation costs in California. Further, the U.S. Environmental Protection Agency (U.S. EPA) is considering whether to regulate hexavalent chromium.
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
Operating Leases
We rent certain equipment and facilities under operating leases. Certain major plant facilities and equipment are furnished by the U.S. Government under short-term or cancelable arrangements. Our total rental expense under operating leases was $247 million, $169 million and $202 million for 2018, 2017 and 2016. Future minimum lease commitments at December 31, 2018 for long-term non-cancelable operating leases were $1.3 billion ($305 million in 2019, $184 million in 2020, $147 million in 2021, $114 million in 2022, $88 million in 2023 and $459 million in later years).

Letters of Credit, Surety Bonds and Third-Party Guarantees
We have entered into standby letters of credit and surety bonds issued on our behalf by financial institutions, and directly issued guarantees to third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as venture partners. We had total outstanding letters of credit, surety bonds and third-party guarantees aggregating $3.6 billion at December 31, 2018 and $3.3 billion at December 31, 2017. Third-party guarantees do not include guarantees of subsidiaries and other consolidated entities.
At December 31, 2018 and 2017, third-party guarantees totaled $850 million and $750 million, of which approximately 65% and 62% related to guarantees of contractual performance of ventures to which we currently are or previously were a party. This amount represents our estimate of the maximum amount we would expect to incur upon the contractual non-performance of the venture, venture partners or divested businesses. Generally, we also have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a venture partner.
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
United Launch Alliance

In connection with our 50% ownership interest of ULA, we and The Boeing Company (Boeing) were previously required to provide ULA an additional capital contribution if ULA was unable to make required payments under its inventory supply agreement with Boeing. In the fourth quarter of 2018, ULA fully satisfied its obligations under this inventory supply agreement and we no longer have any obligation to provide ULA an additional capital contribution under this agreement.
Our share of ULA’s net earnings are reported as equity in net earnings (losses) of equity investees in other income, net on our consolidated statements of earnings. Our investment in ULA totaled $687 million and $794 million at December 31, 2018 and 2017.
Note 15 – Severance and Restructuring Charges
2018 Actions
During 2018, we recorded charges totaling $96 million ($76 million, or $0.26 per share, after tax) related to certain severance and restructuring actions at our RMS business segment. These charges consist of $75 million of severance costs for the planned elimination of certain positions through either voluntary or involuntary actions and $21 million of asset impairment charges associated with our decision to consolidate certain operations. Upon separation, terminated employees will receive lump-sum severance payments primarily based on years of service, a majority of which we expect to pay by the end of 2019. These actions resulted from a strategic review of our RMS business segment and are intended to improve the efficiency of our operations and better align our organization and cost structure with changing economic conditions. We expect to recover a portion of the severance and restructuring charges through the pricing of our products and services to the U.S. Government and other customers in future periods, which will be included in RMS’ operating results. During 2018, we paid approximately $33 million in severance payments associated with these actions.
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

Note 16 – Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	December 31, 2018			December 31, 2017
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Mutual funds	$978	$978	$—	$917	$917	$—
U.S. Government securities	105	—	105	116	—	116
Other securities	144	28	116	209	39	170
Derivatives	22	—	22	23	—	23
Liabilities
Derivatives	61	—	61	106	—	106
Assets measured at NAV
Other commingled funds	18			19
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
In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt and commercial paper. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The estimated fair value of our outstanding debt and commercial paper was $15.4 billion and $16.8 billion at December 31, 2018 and 2017. The outstanding principal amount was $15.3 billion and $15.5 billion at December 31, 2018 and 2017, excluding $1.2 billion of unamortized discounts and issuance costs. The estimated fair values of our outstanding debt were determined based on quoted prices for similar instruments in active markets (Level 2).

Note 17 – Summary of Quarterly Information (Unaudited)
A summary of quarterly information is as follows (in millions, except per share data):

	2018 Quarters
	First	Second(b)	Third	Fourth (c)
Net sales	$11,635	$13,398	$14,318	$14,411
Operating profit	1,725	1,795	1,963	1,851
Net earnings	1,157	1,163	1,473	1,253
Basic earnings per common share (a)	4.05	4.08	5.18	4.43
Diluted earnings per common share (a)	4.02	4.05	5.14	4.39

	2017 Quarters
	First(d)	Second	Third	Fourth(e)(f)
Net sales	$11,212	$12,563	$12,341	$13,844
Operating profit	1,402	1,716	1,677	1,949
Net earnings (loss) from continuing operations	789	955	963	(817)
Net earnings from discontinued operations	—	—	—	73
Net earnings (loss)	789	955	963	(744)
Earnings (loss) per common share from continuing operations (a):
Basic	2.72	3.31	3.35	(2.85)
Diluted	2.69	3.28	3.32	(2.85)
Earnings per common share from discontinued operations:
Basic	—	—	—	0.25
Diluted	—	—	—	0.25
Basic earnings (loss) per common share (a)	2.72	3.31	3.35	(2.60)
Diluted earnings (loss) per common share (a)	2.69	3.28	3.32	(2.60)

(a)
The sum of the quarterly earnings per share amounts do not equal the earnings per share amounts included on our consolidated statements of earnings. The difference in 2018 relates to the timing of our share repurchases. In addition to the timing of our share repurchases, the difference in 2017 was primarily due to the net loss in the fourth quarter causing any potentially dilutive securities to have an anti-dilutive effect, which resulted in the weighted average shares outstanding for basic and dilutive earnings per share being equivalent.

(b)	The second quarter of 2018 includes a $96 million ($76 million or $0.26 per share, after tax) severance and restructuring charge (see “Note 15 – Severance and Restructuring Charges”).

(c)
The fourth quarter of 2018 includes a non-cash asset impairment charge of $110 million ($83 million, or $0.29 per share, after tax) related to our equity method investee, AMMROC (see “Note 1 – Significant Accounting Policies”).

(d)
The first quarter of 2017 includes a $120 million ($74 million or $0.25 per share, after tax) charge on our EADGE-T program and a $64 million ($40 million or $0.14 per share, after tax) charge, which represents our portion of a non-cash asset impairment charge recorded by our equity method investee, AMMROC (see “Note 1 – Significant Accounting Policies”).

(e)
In the fourth quarter of 2017, we recorded a net one-time tax charge of $2.0 billion ($6.88 per share in the fourth quarter), substantially all of which was non-cash, primarily related to the estimated impact of the Tax Act (see “Note 9 – Income Taxes”). In addition, the fourth quarter of 2017 includes a previously deferred non-cash gain of $198 million ($122 million or $0.43 per share, after tax) related to properties sold in 2015 as a result of completing our remaining obligations.

(f)	The fourth quarter of 2017 includes a net gain of $73 million, reported in net earnings from discontinued operations, related to the 2016 divestiture of our former IS&GS business.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM  9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2018. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2018.
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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018.
Our independent registered public accounting firm has issued a report on the effectiveness of our internal control over financial reporting, which is below.
  Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Regarding Internal Control Over Financial Reporting

Board of Directors and Stockholders
Lockheed Martin Corporation

Opinion on Internal Control over Financial Reporting

We have audited Lockheed Martin Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lockheed Martin Corporation (the Corporation) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Corporation as of December 31, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 8, 2019 expressed an unqualified opinion thereon.

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
February 8, 2019

ITEM 9B.    Other Information
None.
PART III
ITEM  10.     Directors, Executive Officers and Corporate Governance
The information concerning directors required by Item 401 of Regulation S-K is included under the caption “Proposal 1 - Election of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A (the 2019 Proxy Statement), and that information is incorporated by reference in this Annual Report on Form 10-K (Form 10-K). Information concerning executive officers required by Item 401 of Regulation S-K is located under Part I, Item 4(a) of this Form 10-K. The information required by Item 405 of Regulation S-K is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2019 Proxy Statement, and that information is incorporated by reference in this Form 10-K. The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is included under the captions “Committees of the Board of Directors” and “Audit Committee Report” in the 2019 Proxy Statement, and that information is incorporated by reference in this Form 10-K.
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
The information required by Item 402 of Regulation S-K is included in the text and tables under the captions “Executive Compensation” and “Director Compensation” in the 2019 Proxy Statement and that information is incorporated by reference in this Annual Report on Form 10-K (Form 10-K). The information required by Item 407(e)(5) of Regulation S-K is included under the caption “Compensation Committee Report” in the 2019 Proxy Statement, and that information is furnished by incorporation by reference in this Form 10-K.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is included under the heading “Security Ownership of Management and Certain Beneficial Owners” in the 2019 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.
Equity Compensation Plan Information
The following table provides information about our equity compensation plans that authorize the issuance of shares of Lockheed Martin common stock to employees and directors. The information is provided as of December 31, 2018.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	3,971,657	$79.76	5,114,770
Equity compensation plans not approved by security holders (2)	883,972	—	2,481,953
Total	4,855,629	$79.76	7,596,723

(1)
Column (a) includes, as of December 31, 2018: 1,411,295 shares that have been granted as restricted stock units (RSUs), 651,636 shares that could be earned pursuant to grants of performance stock units (PSUs) (assuming the maximum number of PSUs are earned and payable at the end of the three-year performance period) and 1,773,965 shares granted as options under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan (2011 IPA Plan) or predecessor plans and 19,660 shares granted as options and 115,101 stock units payable in stock or cash under the Lockheed Martin Corporation Amended and Restated Directors Equity Plan (Directors Plan) or predecessor plans for non-employee directors. Column (c) includes, as of December 31, 2018, 4,706,450 shares available for future issuance under the 2011 IPA Plan as options, stock appreciation rights, restricted stock awards, RSUs or PSUs and 408,320 shares available for future issuance under the Directors Plan as stock options and stock units. Of the 408,320 shares available for grant under the Directors Plan on December 31, 2018, 5,172 are units issuable pursuant to grants made on January 31, 2019, which vest 50 percent on June 30 and 50 percent on December 31 following the grant date. Vested stock units are payable to directors upon their termination of service from our Board, except that directors who have satisfied the stock ownership guidelines may elect to have payment of awards made after January 1, 2018 beginning on March 31 following the vesting of the award. The weighted average price does not take into account shares issued pursuant to RSUs or PSUs.

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

ITEM 13.    Certain Relationships and Related Transactions and Director Independence
The information required by this Item 13 is included under the captions “Corporate Governance - Related Person Transaction Policy,” “Corporate Governance - Certain Relationships and Related Person Transactions of Directors, Executive Officers and 5 Percent Stockholders,” and “Corporate Governance - Director Independence” in the 2019 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.
ITEM 14.    Principal Accountant Fees and Services
The information required by this Item 14 is included under the caption “Proposal 2 - Ratification of Appointment of Independent Auditors” in the 2019 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.

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

Page
Report of Independent Registered Public Accounting Firm on the Audited Consolidated Financial Statements	57
Report of Independent Registered Public Accounting Firm Regarding Internal Control Over Financial Reporting	107
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

2.3
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

4.1
Indenture, dated May 15, 1996, among Lockheed Martin Corporation, Lockheed Martin Tactical Systems, Inc. and First Trust of Illinois, National Association as Trustee (incorporated by reference to Exhibit 4.1 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017).

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

10.3
Lockheed Martin Corporation Directors Equity Plan, as amended (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on November 2, 2006 (File No. 001-11437)).

10.4
Lockheed Martin Corporation Amended and Restated Directors Equity Plan (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on April 26, 2018).

10.5
Lockheed Martin Corporation Supplemental Savings Plan, as amended and restated effective January 1, 2015 (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015).

10.6
Lockheed Martin Corporation Deferred Management Incentive Compensation Plan, as amended and restated effective May 16, 2016 (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2016).

10.7
Lockheed Martin Corporation Amended and Restated 2006 Management Incentive Compensation Plan (Performance Based), amended and restated effective January 1, 2018 (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2018).

10.8
Lockheed Martin Corporation Amended and Restated 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.17 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11437)).

10.9
Forms of Stock Option Award Agreements under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.32 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11437)).

10.10
Forms of Stock Option Award Agreements under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.33 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-11437)).

10.11
Form of Stock Option Award Agreement under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 99.3 of Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on February 3, 2011 (File No. 001-11437)).

10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.34 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-11437)).

10.13	Lockheed Martin Corporation 2011 Incentive Performance Award Plan, as amended and restated January 24, 2019.

10.14
Forms of Stock Option Award Agreements under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.39 of Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-11437)).

10.15
Lockheed Martin Corporation Nonqualified Capital Accumulation Plan, as amended and restated generally effective as of December 18, 2015 (incorporated by reference to Exhibit 10.22 of Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.16	Non-Employee Director Compensation Summary (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2017).

10.17
Form of Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Current Report on Form 8-K filed on February 2, 2016).

10.18
Form of Performance Stock Unit Award Agreement (2016-2018 performance period) under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Current Report on Form 8-K filed on February 2, 2016).

10.19
Form of Long-Term Incentive Performance Award Agreement (2016-2018 performance period) under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Current Report on Form 8-K filed on February 2, 2016).

10.20
Form of Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2017).

10.21
Form of Performance Stock Unit Award Agreement (2017 to 2019 Performance Period) under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2017).

10.22
Form of Long-Term Incentive Performance Award Agreement (2017 to 2019 Performance Period) under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2017).

10.23
Form of Restricted Stock Unit Award Agreement under Lockheed Martin Corporation 2011 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2018).

10.24
Form of Performance Stock Unit Award Agreement (2018 to 2020 Performance Period) under Lockheed Martin Corporation 2011 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2018).

10.25
Form of Long-Term Incentive Performance Award Agreement (2018 to 2020 Performance Period) under Lockheed Martin Corporation 2011 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2018).

10.26	Lockheed Martin Corporation Consolidated Supplemental Retirement Benefit Plan, as amended and restated effective October 5, 2018.

10.27
Lockheed Martin Corporation Executive Severance Plan, as amended and restated effective December 1, 2016 (incorporated by reference to Exhibit 10.26 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.28
Amendment No. 1 to Lockheed Martin Corporation Executive Severance Plan, as amended and restated effective December 1, 2016 (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 24, 2018).

10.29
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

21	Subsidiaries of Lockheed Martin Corporation.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Marillyn A. Hewson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bruce L. Tanner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Marillyn A. Hewson and Bruce L. Tanner Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibits 10.2 through 10.30 constitute management contracts or compensatory plans or arrangements.
ITEM 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: February 8, 2019	By:	/s/ Brian P. Colan
Brian P. Colan
Vice President, Controller, and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Titles	Date
/s/ Marillyn A. Hewson	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 8, 2019
Marillyn A. Hewson
/s/ Bruce L. Tanner	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 8, 2019
Bruce L. Tanner
/s/ Brian P. Colan	Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 8, 2019
Brian P. Colan
*	Director	February 8, 2019
Daniel F. Akerson
*	Director	February 8, 2019
Nolan D. Archibald
*	Director	February 8, 2019
David B. Burritt
*	Director	February 8, 2019
Bruce A. Carlson
*	Director	February 8, 2019
James O. Ellis, Jr.
*	Director	February 8, 2019
Thomas J. Falk
*	Director	February 8, 2019
Ilene S. Gordon
*	Director	February 8, 2019
Vicki A. Hollub
*	Director	February 8, 2019
Jeh C. Johnson
*	Director	February 8, 2019
Joseph W. Ralston
*	Director	February 8, 2019
James D. Taiclet, Jr.
*By Maryanne R. Lavan pursuant to a Power of Attorney executed by the Directors listed above, which has been filed with this Annual Report on Form 10-K.

Date: February 8, 2019	By:	/s/ Maryanne R. Lavan
Maryanne R. Lavan
Attorney-in-fact