Form 10-Q
period 2019-03-31
LOCKHEED MARTIN CORP
filed 2019-04-24
CIK 936468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
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
Large accelerated filer ☒ Accelerated filer ☐ Non–accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
There were 282,538,809 shares of our common stock, $1 par value per share, outstanding as of March 31, 2019.

Lockheed Martin Corporation
Form 10-Q
For the Quarterly Period Ended March 31, 2019

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Lockheed Martin Corporation
Consolidated Statements of Earnings
(unaudited; in millions, except per share data)

	Quarters Ended
	March 31, 2019	March 25, 2018
Net sales
Products	$11,970	$9,762
Services	2,366	1,873
Total net sales	14,336	11,635
Cost of sales
Products	(10,625)	(8,697)
Services	(2,047)	(1,689)
Other unallocated, net	524	409
Total cost of sales	(12,148)	(9,977)
Gross profit	2,188	1,658
Other income, net	95	67
Operating profit	2,283	1,725
Interest expense	(171)	(155)
Other non-operating expense, net	(167)	(210)
Earnings before income taxes	1,945	1,360
Income tax expense	(241)	(203)
Net earnings	$1,704	$1,157

Earnings per common share
Basic	$6.03	$4.05
Diluted	$5.99	$4.02

Cash dividends paid per common share	$2.20	$2.00
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Comprehensive Income
(unaudited; in millions)

	Quarters Ended
	March 31, 2019	March 25, 2018
Net earnings	$1,704	$1,157
Other comprehensive income, net of tax
Recognition of previously deferred postretirement benefit plan amounts	227	300
Other, net	—	58
Other comprehensive income, net of tax	227	358
Comprehensive income	$1,931	$1,515
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Balance Sheets
(in millions, except par value)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$991	$772
Receivables, net	2,833	2,444
Contract assets	10,497	9,472
Inventories	3,285	2,997
Other current assets	425	418
Total current assets	18,031	16,103
Property, plant and equipment, net	6,140	6,124
Goodwill	10,769	10,769
Intangible assets, net	3,425	3,494
Deferred income taxes	3,169	3,208
Other noncurrent assets	6,150	5,178
Total assets	$47,684	$44,876
Liabilities and equity
Current liabilities
Accounts payable	$3,097	$2,402
Contract liabilities	6,796	6,491
Salaries, benefits and payroll taxes	1,861	2,122
Current maturities of long-term debt and commercial paper	1,300	1,500
Other current liabilities	2,349	1,883
Total current liabilities	15,403	14,398
Long-term debt, net	12,621	12,604
Accrued pension liabilities	11,418	11,410
Other postretirement benefit liabilities	698	704
Other noncurrent liabilities	5,022	4,311
Total liabilities	45,162	43,427
Stockholders’ equity
Common stock, $1 par value per share	281	281
Additional paid-in capital	—	—
Retained earnings	16,278	15,434
Accumulated other comprehensive loss	(14,094)	(14,321)
Total stockholders’ equity	2,465	1,394
Noncontrolling interests in subsidiary	57	55
Total equity	2,522	1,449
Total liabilities and equity	$47,684	$44,876
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Cash Flows
(unaudited; in millions)

	Quarters Ended
	March 31, 2019	March 25, 2018
Operating activities
Net earnings	$1,704	$1,157
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	277	279
Stock-based compensation	37	38
Gain on property sale	(51)	—
Changes in assets and liabilities
Receivables, net	(389)	(108)
Contract assets	(1,025)	(1,413)
Inventories	(288)	(318)
Accounts payable	744	1,290
Contract liabilities	305	(478)
Postretirement benefit plans	278	(1,145)
Income taxes	243	1,064
Other, net	(172)	266
Net cash provided by operating activities	1,663	632
Investing activities
Capital expenditures	(284)	(216)
Other, net	27	130
Net cash used for investing activities	(257)	(86)
Financing activities
Dividends paid	(638)	(586)
Repurchases of common stock	(281)	(300)
Repayments of commercial paper, net	(200)	—
Other, net	(68)	(128)
Net cash used for financing activities	(1,187)	(1,014)
Net change in cash and cash equivalents	219	(468)
Cash and cash equivalents at beginning of period	772	2,861
Cash and cash equivalents at end of period	$991	$2,393
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiary	Total Equity
Balance at December 31, 2018	$281	$—	$15,434	$(14,321)	$1,394	$55	$1,449
Net earnings	—	—	1,704	—	1,704	—	1,704
Other comprehensive income, net of tax	—	—	—	227	227	—	227
Repurchases of common stock	(1)	(46)	(237)	—	(284)	—	(284)
Dividends declared	—	—	(623)	—	(623)	—	(623)
Stock-based awards, ESOP activity and other	1	46	—	—	47	—	47
Net increase in noncontrolling interests in subsidiary	—	—	—	—	—	2	2
Balance at March 31, 2019	$281	$—	$16,278	$(14,094)	$2,465	$57	$2,522

Balance at December 31, 2017	$284	$—	$11,405	$(12,539)	$(850)	$74	$(776)
Net earnings	—	—	1,157	—	1,157	—	1,157
Other comprehensive income, net of tax	—	—	—	358	358	—	358
Repurchases of common stock	(1)	(25)	(274)	—	(300)	—	(300)
Dividends declared	—	—	(573)	—	(573)	—	(573)
Stock-based awards, ESOP activity and other	1	25	—	—	26	—	26
Reclassification of income tax effects from tax reform	—	—	2,408	(2,408)	—	—	—
Net decrease in noncontrolling interests in subsidiary	—	—		—	—	(3)	(3)
Balance at March 25, 2018	$284	$—	$14,123	$(14,589)	$(182)	$71	$(111)
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
We close our books and records on the last Sunday of the calendar quarter, which was on March 31 for the first quarter of 2019 and March 25 for the first quarter of 2018, to align our financial closing with our business processes. The consolidated financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods as our fiscal year ends on December 31.
We adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), effective January 1, 2019, using a modified retrospective transition method. Consequently, periods prior to January 1, 2019 are not restated for the adoption of ASU 2016-02. See “Note 6 – Leases” and “Note 12 – Recent Accounting Pronouncements” for more information regarding our adoption of this standard. Other than the changes in our accounting policies related to adoption of ASU 2016-02, we followed the accounting policies disclosed in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K) filed with the SEC.
The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the full year or future periods. Unless otherwise noted, we present all per share amounts cited in these consolidated financial statements on a “per diluted share” basis. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2018 Form 10-K.
NOTE 2 – EARNINGS PER COMMON SHARE
The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended
	March 31, 2019	March 25, 2018
Weighted average common shares outstanding for basic computations	282.5	285.5
Weighted average dilutive effect of equity awards	1.8	2.4
Weighted average common shares outstanding for diluted computations	284.3	287.9

We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units (RSUs) and performance stock units (PSUs) and exercise of outstanding stock options based on the treasury stock method. There were no significant anti-dilutive equity awards during the quarters ended March 31, 2019 or March 25, 2018.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

NOTE 3 – INFORMATION ON BUSINESS SEGMENTS
We operate in four business segments: Aeronautics, Missiles and Fire Control (MFC), Rotary and Mission Systems (RMS) and Space. We organize our business segments based on the nature of the products and services offered.
Net sales and operating profit of our business segments exclude intersegment sales and cost of sales as these activities are eliminated in consolidation. Business segment operating profit includes our share of earnings or losses from equity method investees as the operating activities of the equity method investees are closely aligned with the operations of our business segments.
Business segment operating profit also includes total pension and other postretirement benefit plan costs recoverable on U.S. Government contracts as determined in accordance with U.S. Government cost accounting standards (CAS). However, our financial statements must present total costs calculated in accordance with Financial Accounting Standards (FAS) under U.S. GAAP. Accordingly, the adjustment from CAS cost to FAS service cost for our postretirement benefit plans is excluded from business segment operating profit (see additional discussion below). Business segment operating profit also excludes expense for stock-based compensation, corporate costs not considered allocable under FAR, and the effects of items not considered part of management’s evaluation of segment operating performance.
Excluded items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. See “Note 11 – Other” for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments. Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended
	March 31, 2019	March 25, 2018
Net sales
Aeronautics	$5,584	$4,398
Missiles and Fire Control	2,350	1,677
Rotary and Mission Systems	3,762	3,223
Space	2,640	2,337
Total net sales	$14,336	$11,635
Operating profit
Aeronautics	$585	$474
Missiles and Fire Control	417	261
Rotary and Mission Systems	379	311
Space	334	264
Total business segment operating profit	1,715	1,310
Unallocated items
FAS/CAS operating adjustment (a)	512	451
Stock-based compensation	(37)	(38)
Other, net	93	2
Total unallocated items	568	415
Total consolidated operating profit	$2,283	$1,725
Intersegment sales
Aeronautics	$42	$25
Missiles and Fire Control	121	95
Rotary and Mission Systems	580	461
Space	68	45
Total intersegment sales	$811	$626

(a)
The FAS/CAS operating adjustment represents the difference between the service cost component of FAS pension expense and total pension costs recoverable on U.S. Government contracts as determined in accordance with CAS.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

Our total net FAS/CAS pension adjustment for the quarters ended March 31, 2019 and March 25, 2018, including the service and non-service cost components of FAS pension expense for our qualified defined benefit pension plans, were as follows (in millions):

	Quarters Ended
	March 31, 2019	March 25, 2018
Total FAS expense and CAS costs
FAS pension expense	$(273)	$(356)
Less: CAS pension cost	641	608
Net FAS/CAS pension adjustment	$368	$252

Service and non-service cost reconciliation
FAS pension service cost	$(129)	$(157)
Less: CAS pension cost	641	608
FAS/CAS operating adjustment	512	451
Non-operating FAS pension cost(a)	(144)	(199)
Net FAS/CAS pension adjustment	$368	$252

(a)
The non-service cost components of net periodic benefit cost relate only to our qualified defined benefit pension plans. In addition to the non service cost components in the table above, we incurred similar costs for our other postretirement benefit plans of $30 million and $17 million for the quarters ended March 31, 2019 and March 25, 2018.

We recover CAS pension and other postretirement benefit plan cost through the pricing of our products and services on U.S. Government contracts and, therefore, recognize CAS cost in each of our business segment’s net sales and cost of sales. Our consolidated financial statements must present FAS pension and other postretirement benefit plan expense calculated in accordance with FAS requirements under U.S. GAAP. The operating portion of the net FAS/CAS pension adjustment represents the difference between the service cost component of FAS pension expense and total CAS pension cost. The non-service FAS pension cost component is included in other non-operating expense, net in our consolidated statements of earnings. The net FAS/CAS pension adjustment increases or decreases CAS pension cost to equal total FAS pension cost (both service and non-service).

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

Net sales by products and services, contract type, customer, and geographic region were as follows (in millions):

	Quarter Ended March 31, 2019
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$4,796	$1,916	$3,059	$2,199	$11,970
Services	788	434	703	441	2,366
Total net sales	$5,584	$2,350	$3,762	$2,640	$14,336
Net sales by contract type
Fixed-price	$4,170	$1,535	$2,619	$523	$8,847
Cost-reimbursable	1,414	815	1,143	2,117	5,489
Total net sales	$5,584	$2,350	$3,762	$2,640	$14,336
Net sales by customer
U.S. Government	$3,435	$1,633	$2,675	$2,236	$9,979
International (a)	2,095	670	995	395	4,155
U.S. commercial and other	54	47	92	9	202
Total net sales	$5,584	$2,350	$3,762	$2,640	$14,336
Net sales by geographic region
United States	$3,489	$1,680	$2,767	$2,245	$10,181
Asia Pacific	906	122	330	8	1,366
Europe	798	122	198	381	1,499
Middle East	337	413	285	6	1,041
Other	54	13	182	—	249
Total net sales	$5,584	$2,350	$3,762	$2,640	$14,336

	Quarter Ended March 25, 2018
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$3,770	$1,353	$2,717	$1,922	$9,762
Services	628	324	506	415	1,873
Total net sales	$4,398	$1,677	$3,223	$2,337	$11,635
Net sales by contract type
Fixed-price	$3,215	$1,112	$2,208	$400	$6,935
Cost-reimbursable	1,183	565	1,015	1,937	4,700
Total net sales	$4,398	$1,677	$3,223	$2,337	$11,635
Net sales by customer
U.S. Government	$2,765	$1,088	$2,356	$1,870	$8,079
International (a)	1,577	554	781	456	3,368
U.S. commercial and other	56	35	86	11	188
Total net sales	$4,398	$1,677	$3,223	$2,337	$11,635
Net sales by geographic region
United States	$2,821	$1,123	$2,442	$1,881	$8,267
Asia Pacific	754	98	324	23	1,199
Europe	508	69	155	426	1,158
Middle East	257	380	171	7	815
Other	58	7	131	—	196
Total net sales	$4,398	$1,677	$3,223	$2,337	$11,635

(a)	International sales include foreign military sales (FMS) contracted through the U.S. Government and direct commercial sales to international governments and other international customers.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

Total assets for each of our business segments were as follows (in millions):

	March 31, 2019	December 31, 2018
Assets
Aeronautics	$9,469	$8,435
Missiles and Fire Control	5,678	5,017
Rotary and Mission Systems	18,914	18,333
Space	5,792	5,445
Total business segment assets	39,853	37,230
Corporate assets (a)	7,831	7,646
Total assets	$47,684	$44,876

(a)
Corporate assets primarily include cash and cash equivalents, deferred income taxes, environmental receivables, and investments held in a separate trust to fund certain of our non-qualified deferred compensation plans.

Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented approximately 26% of our total consolidated net sales for the quarter ended March 31, 2019 and 24% of our total consolidated net sales for the quarter ended March 25, 2018.
NOTE 4 – CONTRACT ASSETS AND LIABILITIES
Contract assets include unbilled amounts typically resulting from sales under contracts when the percentage-of-completion cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Contract liabilities include advance payments and billings in excess of revenue recognized. Contract assets and contract liabilities were as follows (in millions):

	March 31, 2019	December 31, 2018
Contract assets	$10,497	$9,472
Contract liabilities	6,796	6,491
Contract assets increased $1.0 billion during the quarter ended March 31, 2019, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the quarter ended March 31, 2019 for which we have not yet billed our customers. There were no significant impairment losses related to our contract assets during the quarters ended March 31, 2019 and March 25, 2018.
Contract liabilities increased $305 million during the quarter ended March 31, 2019, primarily due to payments received in advance of our satisfaction or partial satisfaction of these performance obligations. During the quarter ended March 31, 2019, we recognized $1.8 billion of our contract liabilities at December 31, 2018 as revenue. During the quarter ended March 25, 2018, we recognized $1.9 billion of our contract liabilities at December 31, 2017 as revenue.
NOTE 5 – INVENTORIES
Inventories consisted of the following (in millions):

	March 31, 2019	December 31, 2018
Materials, spares and supplies	$438	$446
Work-in-process	2,495	2,161
Finished goods	352	390
Total inventories	$3,285	$2,997

Costs incurred to fulfill a customer contract in advance of the contract being awarded are included in inventories as work-in-process if we determine that those costs relate directly to a customer contract or to an anticipated customer

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

contract that we can specifically identify and contract award is probable, the costs generate or enhance resources that will be used in satisfying performance obligations, and the costs are recoverable (referred to as pre-contract costs). Pre-contract costs that are initially capitalized in inventory are generally recognized as cost of sales consistent with the transfer of products and services to the customer upon the receipt of the anticipated contract. All other pre-contract costs, including start-up costs, are expensed as incurred. As of March 31, 2019 and December 31, 2018, $468 million and $443 million of pre-contract costs were included in inventory.
NOTE 6 – LEASES
We evaluate whether our contractual arrangements contain leases at the inception of such arrangements. Specifically, we consider whether we can control the underlying asset and have the right to obtain substantially all of the economic benefits or outputs from the asset. Substantially all of our leases are long-term operating leases with fixed payment terms. We do not have significant financing leases. Our right-of-use (ROU) operating lease assets represent our right to use an underlying asset for the lease term, and our operating lease liabilities represent our obligation to make lease payments. ROU operating lease assets are recorded in other noncurrent assets in our consolidated balance sheet. Operating lease liabilities are recorded in other current liabilities or other noncurrent liabilities in our consolidated balance sheet based on their contractual due dates.
Both the ROU operating lease asset and liability are recognized as of the lease commencement date at the present value of the lease payments over the lease term. Most of our leases do not provide an implicit rate that can readily be determined. Therefore, we use a discount rate based on our incremental borrowing rate, which is determined using our credit rating and information available as of the commencement date. ROU operating lease assets include lease payments made at or before the lease commencement date and exclude lease incentives.
Our operating lease agreements may include options to extend the lease term or terminate it early. We include options to extend or terminate leases in the ROU operating lease asset and liability when it is reasonably certain we will exercise these options. Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of sales on our consolidated statement of earnings.
We have operating lease arrangements with lease and non-lease components. The non-lease components in our arrangements are not significant when compared to the lease components. For all operating leases, we account for the lease and non-lease components as a single component. Additionally, for certain equipment leases, we apply a portfolio approach to recognize operating lease ROU assets and liabilities. We evaluate ROU assets for impairment consistent with our property, plant and equipment policy disclosure included in our 2018 Form 10‑K.
Generally, we enter into operating lease agreements for facilities, land and equipment. Our ROU operating lease assets were $969 million at March 31, 2019. Operating lease liabilities were $1.1 billion, of which $812 million were classified as noncurrent, at March 31, 2019. New ROU operating lease assets and liabilities entered into during the quarter ended March 31, 2019 were not significant. The weighted average remaining lease term and discount rate for our operating leases were approximately 9.3 years and 3.4% at March 31, 2019.
During the quarters ended March 31, 2019 and March 25, 2018, we recognized operating lease expense of $59 million and $60 million. In addition, we made cash payments of $57 million for operating leases during the quarter ended March 31, 2019, which are included in cash flows from operating activities in our consolidated statement of cash flows.

Future minimum lease commitments at March 31, 2019 were as follows (in millions):

	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter
Operating leases	$1,243	$234	$175	$147	$117	$96	$474
Less: imputed interest	$182
Total	$1,061

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

NOTE 7 – POSTRETIREMENT BENEFIT PLANS
Our pretax net periodic benefit cost related to our qualified defined benefit pension plans and retiree medical and life insurance plans consisted of the following (in millions):

	Quarters Ended
	March 31, 2019	March 25, 2018
Qualified defined benefit pension plans
Service cost	$129	$157
Interest cost	452	435
Expected return on plan assets	(575)	(599)
Recognized net actuarial losses	351	444
Amortization of prior service credits	(84)	(81)
Total net periodic benefit cost	$273	$356
Retiree medical and life insurance plans
Service cost	$4	$5
Interest cost	24	23
Expected return on plan assets	(28)	(34)
Recognized net actuarial losses	1	1
Amortization of prior service costs	10	4
Total net periodic benefit (credit) cost	$11	$(1)

We record the service cost component of net periodic benefit cost as part of cost of sales and the non-service cost components of net periodic benefit cost as part of other non-operating expense, net in the consolidated statements of earnings.
The recognized net actuarial losses and amortization of prior service credits or costs in the table above, along with similar costs related to our other postretirement benefit plans ($11 million for the quarter ended March 31, 2019 and $14 million for the quarter ended March 25, 2018) were reclassified from accumulated other comprehensive loss (AOCL) and recorded as a component of net periodic benefit cost for the periods presented. These costs totaled $289 million ($227 million, net of tax) during the quarter ended March 31, 2019 and $382 million ($300 million, net of tax) during the quarter ended March 25, 2018 and were recorded on our consolidated statements of comprehensive income as an increase to other comprehensive income.
The funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006 (PPA), along with consideration of CAS and Internal Revenue Code rules. During the quarter ended March 31, 2019, there were no contributions to our qualified defined benefit pension plans. During the quarter ended March 25, 2018, we contributed $1.5 billion to our qualified defined benefit pension plans.
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
On February 8, 2019, the Department of Justice (DOJ) filed a complaint in the U.S. District Court for the Eastern District of Washington alleging, among other counts, civil False Claims Act (FCA) and civil Anti-Kickback Act (AKA) violations against Mission Support Alliance, LLC (MSA), Lockheed Martin, Lockheed Martin Services, Inc. (LMSI) and a current Lockheed Martin vice president. The dollar amount of damages sought is not specified but DOJ seeks treble damages with respect to the FCA and penalties that are subject to doubling under the AKA. Lockheed Martin earlier disclosed investigations by the Department of Energy (DOE) and DOJ (the Investigations) and DOJ’s intent to bring suit. The Investigations relate primarily to information technology services performed by LMSI under a subcontract to MSA and the pricing by MSA and LMSI of those services as well as Lockheed Martin’s payment of standard incentive compensation to certain employees who were seconded to MSA, including the vice president. MSA is a joint venture that holds a prime contract to provide infrastructure support services at DOE’s Hanford facility. On April 23, 2019, the parties each filed partial motions to dismiss the U.S. Government’s FCA and AKA allegations.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

On August 16, 2016, we divested our former Information Systems & Global Solutions (IS&GS) business segment to Leidos Holdings, Inc. (Leidos) in a transaction that resulted in IS&GS, now known as Leidos Innovations Corporation (Leidos Innovations), becoming a wholly owned subsidiary of Leidos (the Transaction). In the Transaction, Leidos acquired IS&GS’ interest in MSA and the liabilities related to Lockheed Martin’s participation in MSA. Included within the liabilities assumed were those associated with the Investigations. Lockheed Martin transferred to Leidos a reserve of approximately $38 million established by Lockheed Martin with respect to its potential liability and that of its affiliates arising from the Investigations and agreed to indemnify Leidos Innovations with respect to the liabilities assumed for damages to Leidos Innovations and an enumerated list of subsidiaries of Leidos Innovations related to the Investigations for 100% of amounts in excess of this reserve up to $64 million and 50% of amounts in excess of $64 million.
We cannot reasonably estimate our exposure at this time, but it is possible that a settlement by or judgment against any of the defendants could implicate Lockheed Martin’s indemnification obligations as described above. At present, in view of what we believe to be the strength of the defenses, our belief that Leidos assumed the liabilities, and our view of the structure of the indemnity, we do not believe it probable that we will incur a material loss and have not taken any reserve.
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
Environmental Matters
We are involved in proceedings and potential proceedings relating to soil, sediment, surface water, and groundwater contamination, disposal of hazardous substances, and other environmental matters at several of our current or former facilities, facilities for which we may have contractual responsibility, and at third-party sites where we have been designated as a potentially responsible party (PRP). A substantial portion of environmental costs will be included in our net sales and cost of sales in future periods pursuant to U.S. Government regulations. At the time a liability is recorded for future environmental costs, we record a receivable for estimated future recovery considered probable through the pricing of products and services to agencies of the U.S. Government, regardless of the contract form (e.g., cost-reimbursable, fixed-price). We continually evaluate the recoverability of our environmental receivables by assessing, among other factors, U.S. Government regulations, our U.S. Government business base and contract mix, our history of receiving reimbursement of such costs, and efforts by some U.S. Government representatives to limit such reimbursement. We include the portion of those environmental costs expected to be allocated to our non-U.S. Government contracts, or that is determined not to be recoverable under U.S. Government contracts, in our cost of sales at the time the liability is established.
At March 31, 2019 and December 31, 2018, the aggregate amount of liabilities recorded relative to environmental matters was $830 million and $864 million, most of which are recorded in other noncurrent liabilities on our consolidated balance sheets. We have recorded receivables totaling $721 million and $750 million at March 31, 2019 and December 31, 2018, most of which are recorded in other noncurrent assets on our consolidated balance sheets for the estimated future recovery of these costs, as we consider the recovery probable based on the factors previously mentioned. We project costs and recovery of costs over approximately 20 years.

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
Letters of Credit, Surety Bonds and Third-Party Guarantees
We have entered into standby letters of credit and surety bonds issued on our behalf by financial institutions, and we have directly issued guarantees to third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as venture partners. We had total outstanding letters of credit, surety bonds, and third-party guarantees aggregating $3.4 billion and $3.6 billion at March 31, 2019 and December 31, 2018. Third-party guarantees do not include guarantees to subsidiaries and other consolidated entities.
At March 31, 2019 and December 31, 2018, third-party guarantees totaled approximately $905 million and $850 million, of which approximately 66% and 65% related to guarantees of contractual performance of ventures to which we currently are or previously were a party. This amount represents our estimate of the maximum amount we would expect to incur upon the contractual non-performance of the venture, venture partners or divested businesses. Generally, we also have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a venture partner.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

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
NOTE 9 – FAIR VALUE MEASUREMENTS
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	March 31, 2019			December 31, 2018
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Mutual funds	$984	$984	$—	$978	$978	$—
U.S. Government securities	112	—	112	105	—	105
Other securities	180	65	115	144	28	116
Derivatives	20	—	20	22	—	22
Liabilities
Derivatives	78	—	78	61	—	61
Assets measured at NAV (a)
Other commingled funds	19			18

(a)	Net Asset Value (NAV) is the total value of the fund divided by the number of the fund’s shares outstanding.
Substantially all assets measured at fair value, other than derivatives, represent investments held in a separate trust to fund certain of our non-qualified deferred compensation plans and are recorded in other noncurrent assets on our consolidated balance sheets. The fair values of mutual funds and certain other securities are determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. The fair values of U.S. Government and other securities are determined using pricing models that use observable inputs (e.g., interest rates and yield curves observable at commonly quoted intervals), bids provided by brokers or dealers or quoted prices of securities with similar characteristics. The fair values of derivative instruments, which consist of foreign currency exchange forward and interest rate swap contracts, are primarily determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates, credit spreads and foreign currency exchange rates.
The derivatives outstanding at both March 31, 2019 and December 31, 2018 consist of foreign currency forward contracts, interest rate swaps and foreign currency related contract embedded derivatives. We use derivative instruments principally to reduce our exposure to market risks from changes in foreign currency exchange rates and interest rates. We do not enter into or hold derivative instruments for speculative trading purposes. We transact business globally and are subject to risks associated with changing foreign currency exchange rates. We enter into foreign currency hedges such as forward and option contracts that change in value as foreign currency exchange rates change. These contracts hedge forecasted foreign currency transactions in order to mitigate fluctuations in our earnings and cash flows associated with changes in foreign currency exchange rates. We designate foreign currency hedges as cash flow hedges. We also are exposed to the impact of interest rate changes primarily through our borrowing activities. For fixed rate borrowings, we may use variable interest rate swaps, effectively converting fixed rate borrowings to variable rate borrowings, in order to reduce the amount of interest paid. These swaps are designated as fair value hedges. For variable rate borrowings, we may use fixed interest rate swaps, effectively converting variable rate borrowings to fixed rate borrowings, in order to mitigate the impact of interest rate changes on earnings. These swaps are designated as cash flow hedges. We also may enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting, which are intended to mitigate certain economic exposures.
The aggregate notional amount of our outstanding interest rate swaps at both March 31, 2019 and December 31, 2018 was $1.3 billion. The aggregate notional amount of our outstanding foreign currency hedges at March 31, 2019 and December 31, 2018 was $3.4 billion and $3.5 billion. The fair values of our outstanding interest rate swaps and foreign currency hedges at March 31, 2019 and December 31, 2018 were not significant. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters ended March 31, 2019 and March 25, 2018. Substantially all of our derivatives are designated for hedge accounting.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

In addition to the financial instruments listed in the table above, we hold other financial instruments, including debt and commercial paper. The estimated fair value of our outstanding debt and commercial paper based on Level 2 inputs was $16.3 billion and $15.4 billion at March 31, 2019 and December 31, 2018. The outstanding principal amount of debt and commercial paper was $15.1 billion and $15.3 billion at March 31, 2019 and December 31, 2018, excluding unamortized discounts and issuance costs of $1.2 billion.
NOTE 10 – STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
During the quarter ended March 31, 2019, we repurchased 1.0 million shares of our common stock for $284 million, some of which was settled subsequent to the end of the first quarter. The total remaining authorization for future common share repurchases under our share repurchase program was $2.7 billion as of March 31, 2019. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings. Due to the volume of repurchases and the prices at which these were made, additional paid-in capital was reduced to zero, with the remainder of the excess purchase price over par value of $237 million and $274 million recorded as a reduction to retained earnings during the quarters ended March 31, 2019 and March 25, 2018.
Dividends
We declared cash dividends totaling $623 million ($2.20 per share) and $573 million ($2.00 per share) during the quarters ended March 31, 2019 and March 25, 2018. Dividends paid during the quarters ended March 31, 2019 and March 25, 2018 are higher than dividends declared due to dividend-equivalents paid to holders of RSUs. These dividend-equivalents are accrued during the RSU vesting period and are paid upon the vesting of the RSU.
Restricted Stock Unit Grants
During the quarter ended March 31, 2019, we granted certain employees approximately 0.6 million RSUs with a grant date fair value of $303.60 per RSU. The grant date fair value of these RSUs is equal to the closing market price of our common stock on the grant date less a discount to reflect the delay in payment of dividend-equivalent cash payments that are made only upon vesting, which is generally three years from the grant date. We recognize the grant date fair value of RSUs, less estimated forfeitures, as compensation expense ratably over the requisite service period, which is shorter than the vesting period if the employee is retirement eligible on the date of grant or will become retirement eligible before the end of the vesting period.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

 Accumulated Other Comprehensive Loss
Changes in the balance of AOCL, net of tax, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL
Balance at December 31, 2018	$(14,254)	$(67)	$(14,321)
Other comprehensive income before reclassifications	—	(5)	(5)
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	287	—	287
Amortization of net prior service credits (a)	(60)	—	(60)
Other	—	5	5
Total reclassified from AOCL	227	5	232
Total other comprehensive income	227	—	227
Balance at March 31, 2019	$(14,027)	$(67)	$(14,094)

Balance at December 31, 2017	$(12,559)	$20	$(12,539)
Other comprehensive income before reclassifications	—	55	55
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	364	—	364
Amortization of net prior service credits (a)	(64)	—	(64)
Other	—	3	3
Total reclassified from AOCL	300	3	303
Total other comprehensive income	300	58	358
Reclassification of income tax effects from tax reform(b)	(2,396)	(12)	(2,408)
Balance at March 25, 2018	$(14,655)	$66	$(14,589)

(a)
Reclassifications from AOCL related to our postretirement benefit plans were recorded as a component of net periodic benefit cost for each period presented (see “Note 7 – Postretirement Benefit Plans”).

(b)
Upon adoption of ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) during the quarter ended March 25, 2018, we reclassified the impact of the income tax effects related to the Tax Cuts and Jobs Act (the Tax Act) from AOCL to retained earnings by the same amount with zero impact to total equity.

NOTE 11 – OTHER
Changes in Estimates
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
Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit by approximately $565 million during the quarter ended March 31, 2019 and $420 million during the quarter ended March 25, 2018. These adjustments increased net earnings by approximately $446 million ($1.57 per share) during the quarter ended March 31, 2019 and $332 million ($1.15 per share) during the quarter ended March 25, 2018. We recognized net sales from performance obligations satisfied in prior periods of approximately $670 million during the quarter ended March 31, 2019 and $415 million during the quarter ended March 25, 2018, which primarily relate to changes in profit booking rates that impacted revenue.
We are responsible for a program to design, develop and construct a ground-based radar. The program has experienced performance issues for which we have periodically accrued reserves. During the quarter ending March 31, 2019, we revised our estimated costs to complete the program and recorded a charge of approximately $50 million ($38 million, or $0.13 per share, after tax) at our RMS business segment, which resulted in cumulative losses of approximately $195 million on this program as of March 31, 2019. We may continue to experience issues related to customer requirements and our performance under this contract and have to record additional charges. However, based on the losses previously recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our operating results or financial condition.
As previously disclosed in our 2018 Form 10-K, we have two commercial satellite programs at our Space business segment for which we have experienced performance issues related to the development and integration of a modernized LM 2100 satellite platform. These programs are for the delivery of three satellites in total, including one that launched in February 2019 and one that launched in April 2019. We have periodically revised our estimated costs to complete these developmental commercial programs. During the quarter ended March 31, 2019, we recorded losses of approximately $20 million ($15 million, or $0.05 per share, after tax), which resulted in cumulative losses of approximately $410 million for these programs. While these losses reflect our estimated total losses on the programs, we will continue to incur unrecoverable general and administrative costs each period until we complete the contract for the third satellite. While we have launched two satellites from one program, the third satellite program remains developmental and further challenges in the delivery and integration of new satellite technology, anomalies discovered during system testing requiring repair or rework, further schedule delays, and penalties could require that we record additional loss reserves which could be material to our operating results. We are late to the contract delivery schedule for the third satellite. If we are not able to deliver the third satellite by the contract termination date, the customer could seek to exercise a termination right under the contract, in which case we would have to refund the payments we have received and pay certain penalties. However, we think that it is not probable that the customer will seek to exercise any termination rights.
As previously disclosed in our 2018 Form 10-K, we are responsible for designing, developing and installing an upgraded turret for the Warrior Capability Sustainment Program at our MFC business segment. As of March 31, 2019, cumulative losses remain at approximately $140 million. We may continue to experience issues related to customer requirements and our performance under this contract and have to record additional reserves. However, based on the losses already recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our operating results or financial condition.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

Backlog
Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. For our cost-reimbursable and fixed-priced-incentive contracts, the estimated consideration we expect to receive pursuant to the terms of the contract may exceed the contractual award amount. The estimated consideration is determined at the outset of the contract and is continuously reviewed throughout the contract period. In determining the estimated consideration, we consider the risks related to the technical, schedule and cost impacts to complete the contract and an estimate of any variable consideration. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of March 31, 2019, our ending backlog was $133.5 billion. We expect to recognize approximately 37% of our backlog over the next 12 months and approximately 65% over the next 24 months as revenue, with the remainder recognized thereafter.
Severance and Restructuring Charges
During the second quarter of 2018, we recorded charges totaling $96 million ($76 million, or $0.26 per share, after tax) related to certain severance and restructuring actions at our RMS business segment. We expect to recover a portion of the severance and restructuring charges through the pricing of our products and services to the U.S. Government and other customers in future periods, which will be included in RMS’ operating results. As of the end of the quarter ended March 31, 2019, we have paid approximately $50 million in severance payments associated with these actions.
Income Taxes
Our effective income tax rates were 12.4% for the quarter ended March 31, 2019, and 14.9% for the quarter ended March 25, 2018. The rate for the quarter ended March 31, 2019 benefited from additional tax deductions based on proposed tax regulations released on March 4, 2019, which clarified that FMS sales qualify for foreign derived intangible income treatment. Approximately $65 million, or $0.23 per share, of this benefit was recorded discretely because it relates to the prior year. The rates for both periods benefited from tax deductions for dividends paid to our defined contribution plans with an employee stock ownership plan feature, tax deductions for foreign derived intangible income related to commercial sales, tax deductions for employee equity awards, and the research and development tax credit.
Sale of Customer Receivables
On occasion, our customers may seek deferred payment terms to purchase our products. In connection with these transactions, we may, at our customer’s request, enter into arrangements for the non-recourse sale of customer receivables to unrelated third–party financial institutions. For accounting purposes, these transactions are not discounted and are treated as a sale of receivables as we have no continuing involvement. The sale proceeds from the financial institutions are reflected in our operating cash flows on the statement of cash flows. We sold customer receivables of $104 million during the quarter ended March 31, 2019 and $103 million during the quarter ended March 25, 2018. There were no gains or losses related to sales of these receivables.
Short-Term Debt and Commercial Paper
As of March 31, 2019, we had $1.3 billion of short-term borrowings due within one year, consisting of $900 million of debt scheduled to mature in November 2019 and $400 million of commercial paper borrowings with a weighted average rate of 2.55%. As of December 31, 2018, we had $1.5 billion of short-term borrowings due within one year, consisting of $900 million of debt scheduled to mature in November 2019 and $600 million of commercial paper borrowings with a weighted average rate of 2.89%. All of our commercial paper borrowings have maturities of up to three months or less from the date of issuance.
NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842), as amended, which requires lessees to recognize a ROU asset and lease liability on the balance sheet for most lease arrangements and expands disclosures about leasing arrangements for both lessees and lessors, among other items. We adopted ASU 2016-02 using the optional transition method whereby we applied the new lease requirements under ASU 2016-02 through a cumulative-effect adjustment, which after completing our implementation analysis, resulted in no adjustment to our January 1, 2019

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

beginning retained earnings balance. On January 1, 2019, we recognized approximately $1.0 billion of ROU operating lease assets and approximately $1.1 billion of operating lease liabilities, including noncurrent operating lease liabilities of approximately $830 million as a result of adopting this standard. The difference between ROU operating lease assets and operating lease liabilities was primarily due to previously accrued rent expense relating to periods prior to January 1, 2019. As part of our adoption, we elected all of the available practical expedients with the exception of the practical expedient permitting the use of hindsight when determining the lease term and assessing impairment of ROU assets. The adoption of the standard did not have a material impact on our operating results or cash flows. The comparative periods have not been restated for the adoption of ASU 2016-02.
Effective January 1, 2019, we adopted ASU 2017-12, Derivatives and Hedging (Topic 815), which among other things, eliminates the requirement to separately measure and report hedge ineffectiveness. The adoption of this standard did not have a significant impact on our operating results, financial position or cash flows.
In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements For Defined Benefit Plans. The new standard modifies the annual disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing and adding certain disclosures for these plans. The guidance is effective for our fiscal year ending December 31, 2020 and requires disclosure changes to be presented on a retrospective basis. The adoption will not have an impact on our operating results, financial position or cash flows.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires companies to record an allowance for expected credit losses over the contractual term of financial assets, including short-term trade receivables and contract assets, and expands disclosure requirements for credit quality of financial assets. We will adopt the new standard effective January 1, 2020. Currently, we do not expect a significant impact to our operating results, financial position or cash flows as a result of adopting this new standard.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lockheed Martin Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Lockheed Martin Corporation (the Corporation) as of March 31, 2019, the related consolidated statements of earnings, comprehensive income, cash flows and equity for the quarters ended March 31, 2019 and March 25, 2018, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Corporation as of December 31, 2018, the related consolidated statements of earnings, comprehensive income, cash flows and equity for the year then ended, and the related notes (not presented herein); and in our report dated February 8, 2019, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 24, 2019

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS OVERVIEW
We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics, system integration and cybersecurity services. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. During the quarter ended March 31, 2019, 70% of our $14.3 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 59% from the Department of Defense (DoD)), 29% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government) and 1% were from U.S. commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security and information technology, including cybersecurity.
2019 Financial Outlook
We expect our 2019 net sales to increase in the mid-single digit range from 2018 levels. The projected growth is driven by increased production and sustainment on the F-35 program at Aeronautics and increased volume from recent contract awards and increased volume in the tactical and strike missiles business at MFC. Total business segment operating profit margin in 2019 is expected to be approximately 10.7%; and cash from operations is expected to be greater than or equal to $7.5 billion. The preliminary outlook for 2019 assumes the U.S. Government continues to support and fund our key programs. Changes in circumstances may require us to revise our assumptions, which could materially change our current estimate of 2019 net sales, operating margin and cash flows.
The following discussion is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and with our Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K).
INDUSTRY CONSIDERATIONS
U.S. Government Funding
The U.S. Government began the government fiscal year (FY) with a full-year appropriation for the DoD. Congress passed, and the President signed into law an appropriation act that provides $685 billion in funding for the DoD for FY 2019, which is comprised of $617 billion in base funding and $68 billion for the Overseas Contingency Operations (OCO) account to support the Global War on Terrorism (GWOT). Additionally, the U.S. Government passed full-year appropriations for FY 2019 for all agencies on February 15, 2019.
On March 11, 2019, the President submitted a budget proposal for FY 2020, which begins October 1, 2019, to Congress that includes a base budget for national defense of $750 billion, including $718 billion for the DoD. The base budget request for national defense represents an increase of nearly $34 billion over the FY 2019 funding level, most of which relates to increases in the DoD’s budget. Congress must approve or revise the President’s FY 2020 budget proposal through enactment of appropriations bills and other policy legislation, which then requires final approval from the President.
Currently, U.S. defense spending in FY 2020 and FY 2021 remains subject to statutory spending limits established by the Budget Control Act of 2011 (Budget Control Act). The Budget Control Act spending limits were modified for fiscal years 2013 through 2019 by several acts. However, these acts do not alter the spending limits beyond FY 2019. As currently enacted, the Budget Control Act limits defense spending to $576 billion (including approximately $550 billion for DoD) for FY 2020 with a modest increase to $590 billion (including approximately $563 billion for DoD) in 2021. The President’s defense budget proposal for FY 2020 and estimates beyond FY 2020 exceed the spending limits established by the Budget Control Act. As a result, continued budget uncertainty, and the risk of future sequestration cuts remain unless the Budget Control Act is repealed or significantly modified, and if Congress is unable to reach a timely agreement on full year appropriations for FY 2020, there is a risk of future government shutdowns or funding under a continuing resolution. See also the discussion of U.S. Government funding risks within Item 1A - Risk Factors included in our 2018 Form 10-K.

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

	Quarters Ended
	March 31, 2019	March 25, 2018
Net sales	$14,336	$11,635
Cost of sales	(12,148)	(9,977)
Gross profit	2,188	1,658
Other income, net	95	67
Operating profit	2,283	1,725
Interest expense	(171)	(155)
Other non-operating expense, net	(167)	(210)
Earnings before income taxes	1,945	1,360
Income tax expense	(241)	(203)
Net earnings	$1,704	$1,157
Diluted earnings per common share	$5.99	$4.02
Certain amounts reported in other income, net, primarily our share of earnings or losses from equity method investees, are included in the operating profit of our business segments. Accordingly, such amounts are included in the discussion of our business segment results of operations.
Net Sales
We generate sales from the delivery of products and services to our customers. Our consolidated net sales were as follows (in millions):

	Quarters Ended
	March 31, 2019	March 25, 2018
Products	$11,970	$9,762
% of total net sales	83.5%	83.9%
Services	2,366	1,873
% of total net sales	16.5%	16.1%
Total net sales	$14,336	$11,635
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
Product Sales
Product sales increased $2.2 billion, or 23%, during the quarter ended March 31, 2019 compared to the same period in 2018. The increase in product sales was primarily due to higher product sales of approximately $1.0 billion at

Aeronautics, $565 million at MFC and $340 million at RMS. Higher product sales at Aeronautics were primarily due to higher production volume for the F-35 program. The increase at MFC was primarily due to increased volume for tactical and strike missile programs (primarily precision fires, classified, and new hypersonic missile programs) and contract mix and increased volume for integrated air and missile defense programs (primarily Terminal High Altitude Area Defense (THAAD) and Patriot Advanced Capability-3 (PAC-3)). The increase in product sales at RMS was primarily due to higher volume for integrated warfare systems and sensors (IWSS) programs and higher volume for Sikorsky helicopter programs.
Service Sales
Service sales increased $493 million, or 26%, during the quarter ended March 31, 2019 compared to the same period in 2018. The increase in service sales was primarily due to an increase in service sales of about $195 million at RMS, $160 million at Aeronautics, and $110 million at MFC. The increase in service sales at RMS was primarily due to increased volume for IWSS and training and logistics solutions programs. Higher service sales at Aeronautics were primarily due to higher sustainment volume for the F-35 program and higher volume on modernization and sustainment for the F-22 program. The increase in service sales at MFC was primarily attributable to increased volume for sensors and global sustainment programs (primarily Special Operations Forces Global Logistics Support Services (SOF GLSS)) and higher sustainment volume for the PAC-3 program.
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

	Quarters Ended
	March 31, 2019	March 25, 2018
Cost of sales – products	$(10,625)	$(8,697)
% of product sales	88.8%	89.1%
Cost of sales – services	(2,047)	(1,689)
% of service sales	86.5%	90.2%
Other unallocated, net	524	409
Total cost of sales	$(12,148)	$(9,977)
The following discussion of material changes in our consolidated cost of sales for products and services should be read in tandem with the preceding discussion of changes in our consolidated net sales and our business segment results of operations. We have not identified any developing trends in cost of sales for products and services that would have a material impact on our future operations.
Product Costs
Product costs increased $1.9 billion, or 22%, during the quarter ended March 31, 2019 compared to the same period in 2018. The increase in product costs was primarily due to higher product costs of about $965 million at Aeronautics, $420 million at MFC, and $355 million at RMS. The increase in product costs at Aeronautics was primarily due to higher production volume for the F-35 program. The increase in product costs at MFC was primarily due to increased volume for tactical and strike missile programs (primarily precision fires, classified, and new hypersonic missile programs) and contract mix and increased volume for integrated air and missile defense programs (primarily THAAD and PAC-3). The increase in product costs at RMS was primarily due to higher volume for IWSS programs, a charge for a ground-based radar program, and higher volume for Sikorsky helicopter programs.

Service Costs
Service costs increased $358 million, or 21%, during the quarter ended March 31, 2019 compared to the same period in 2018. The increase in service costs was primarily due to higher service costs of about $125 million at RMS, $120 million at Aeronautics, and $90 million at MFC. The increase in service costs at RMS was primarily due to increased volume for IWSS and training and logistics solutions programs. Higher service costs at Aeronautics were primarily due to higher sustainment volume for the F-35 program and higher volume on modernization and sustainment for the F-22 program. The increase in service costs at MFC was primarily attributable to increased volume for sensors and global sustainment programs (primarily SOF GLSS) and higher sustainment volume for the PAC-3 program.
Other Unallocated, Net
Other unallocated, net primarily includes the FAS/CAS operating adjustment (which represents the difference between CAS pension cost recorded in our business segment’s results of operations and the service cost component of FAS pension expense), stock-based compensation expense and other corporate costs. These items are not allocated to the business segments and, therefore, are excluded from the cost of sales for products and services. Other unallocated, net was a net reduction to expense of $524 million during the quarter ended March 31, 2019 compared to $409 million during the quarter ended March 25, 2018. Other unallocated, net during the quarter ended March 31, 2019 was higher primarily due to an increase in our FAS/CAS operating adjustment (see “Business Segment Results of Operations” discussion below for more detail).
Other Income, Net
Other income, net primarily includes our share of earnings or losses from equity method investees. During the quarter ended March 31, 2019, other income, net was $95 million compared to $67 million during the quarter ended March 25, 2018. The increase during the quarter ended March 31, 2019 was primarily attributable to a previously deferred non-cash gain of approximately $51 million ($38 million, or $0.13 per share, after tax) related to properties sold in 2015 as a result of completing our remaining obligations, partially offset by lower earnings generated by equity method investees.
Other Non-operating Expense, Net
Other non-operating expense, net primarily includes the non-service cost components of FAS pension and other postretirement benefit plan expense (i.e., interest cost, expected return on plan assets, net actuarial gains or losses, and amortization of prior service cost or credits) related to our postretirement benefit plans. During the quarter ended March 31, 2019, other non-operating expense, net was $167 million compared to $210 million during the quarter ended March 25, 2018. The decrease during the quarter ended March 31, 2019 was primarily due to a reduction in non-service FAS pension expense for our qualified defined benefit pension plans.
Income Tax Expense
Our effective income tax rates were 12.4% for the quarter ended March 31, 2019, and 14.9% for the quarter ended March 25, 2018. The rate for the quarter ended March 31, 2019 benefited from additional tax deductions based on proposed tax regulations released on March 4, 2019, which clarified that FMS sales qualify for foreign derived intangible income treatment. Approximately $65 million, or $0.23 per share, of this benefit was recorded discretely because it relates to the prior year. The rates for both periods benefited from tax deductions for dividends paid to our defined contribution plans with an employee stock ownership plan feature, tax deductions for foreign derived intangible income related to commercial sales, tax deductions for employee equity awards, and the research and development tax credit.
Future changes in tax law could significantly impact our provision for income taxes, the amount of taxes payable, our deferred tax asset and liability balances, and stockholders’ equity. The amount of net deferred tax assets will change periodically based on several factors, including the measurement of our postretirement benefit plan obligations, actual cash contributions to our postretirement benefit plans, and future changes in tax law.
Net Earnings
We reported net earnings of $1.7 billion ($5.99 per share) during the quarter ended March 31, 2019, compared to $1.2 billion ($4.02 per share) during the quarter ended March 25, 2018. Both net earnings and earnings per share were affected by the factors mentioned above. Earnings per share also benefited from a net decrease of approximately

3.0 million shares outstanding from March 25, 2018 to March 31, 2019 as a result of share repurchases, partially offset by share issuance under our stock-based awards and certain defined contribution plans.
BUSINESS SEGMENT RESULTS OF OPERATIONS
We operate in four business segments: Aeronautics, MFC, RMS and Space. We organize our business segments based on the nature of the products and services offered.
Net sales and operating profit of our business segments exclude intersegment sales and cost of sales as these activities are eliminated in consolidation. Business segment operating profit includes our share of earnings or losses from equity method investees as the operating activities of the equity method investees are closely aligned with the operations of our business segments.
Business segment operating profit also includes total pension and other postretirement benefit plan costs recoverable on U.S. Government contracts as determined in accordance with U.S. Government cost accounting standards (CAS). However, our financial statements must present total costs calculated in accordance with Financial Accounting Standards (FAS) under U.S. GAAP. Accordingly, the adjustment from CAS cost to FAS service cost for our postretirement benefit plans is excluded from business segment operating profit (see additional discussion below). Business segment operating profit also excludes expense for stock-based compensation, corporate costs not considered allocable under FAR, and the effects of items not considered part of management’s evaluation of segment operating performance.
Excluded items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. See “Note 11 – Other” for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.
Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended
	March 31, 2019	March 25, 2018
Net sales
Aeronautics	$5,584	$4,398
Missiles and Fire Control	2,350	1,677
Rotary and Mission Systems	3,762	3,223
Space	2,640	2,337
Total net sales	$14,336	$11,635
Operating profit
Aeronautics	$585	$474
Missiles and Fire Control	417	261
Rotary and Mission Systems	379	311
Space	334	264
Total business segment operating profit	1,715	1,310
Unallocated items
FAS/CAS operating adjustment (a)	512	451
Stock-based compensation	(37)	(38)
Other, net	93	2
Total unallocated items	568	415
Total consolidated operating profit	$2,283	$1,725

(a)
The FAS/CAS operating adjustment represents the difference between the service cost component of FAS pension expense and total pension costs recoverable on U.S. Government contracts as determined in accordance with CAS.

Our total net FAS/CAS pension adjustment for the quarters ended March 31, 2019 and March 25, 2018, including the service and non-service cost components of FAS pension expense for our qualified defined benefit pension plans, were as follows (in millions):

	Quarters Ended
	March 31, 2019	March 25, 2018
Total FAS expense and CAS costs
FAS pension expense	$(273)	$(356)
Less: CAS pension cost	641	608
Net FAS/CAS pension adjustment	$368	$252

Service and non-service cost reconciliation
FAS pension service cost	$(129)	$(157)
Less: CAS pension cost	641	608
FAS/CAS operating adjustment	512	451
Non-operating FAS pension cost(a)	(144)	(199)
Net FAS/CAS pension adjustment	$368	$252

(a)
The non-service cost components of net periodic benefit cost relate only to our qualified defined benefit pension plans. In addition to the non service cost components in the table above, we incurred similar costs for our other postretirement benefit plans of $30 million and $17 million for the quarters ended March 31, 2019 and March 25, 2018.

We recover CAS pension and other postretirement benefit plan cost through the pricing of our products and services on U.S. Government contracts and, therefore, recognize CAS cost in each of our business segment’s net sales and cost of sales. Our consolidated financial statements must present FAS pension and other postretirement benefit plan expense calculated in accordance with FAS requirements under U.S. GAAP. The operating portion of the net FAS/CAS pension adjustment represents the difference between the service cost component of FAS pension expense and total CAS pension cost. The non-service FAS pension cost component is included in other non-operating expense, net in our consolidated statements of earnings. The net FAS/CAS pension adjustment increases or decreases CAS pension cost to equal total FAS pension cost (both service and non-service).
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
We are responsible for a program to design, develop and construct a ground-based radar. The program has experienced performance issues for which we have periodically accrued reserves. During the quarter ending March 31, 2019, we revised our estimated costs to complete the program and recorded a charge of approximately $50 million ($38 million, or $0.13 per share, after tax) at our RMS business segment, which resulted in cumulative losses of approximately $195 million on this program as of March 31, 2019. We may continue to experience issues related to customer requirements and our performance under this contract and have to record additional charges. However, based on the losses previously recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our operating results or financial condition.
As previously disclosed in our 2018 Form 10-K, we have two commercial satellite programs at our Space business segment for which we have experienced performance issues related to the development and integration of a modernized LM 2100 satellite platform. These programs are for the delivery of three satellites in total, including one that launched in February 2019 and one that launched in April 2019. We have periodically revised our estimated costs to complete these developmental commercial programs. During the quarter ended March 31, 2019, we recorded losses of approximately $20 million ($15 million, or $0.05 per share, after tax), which resulted in cumulative losses of approximately $410 million for these programs. While these losses reflect our estimated total losses on the programs, we will continue to incur unrecoverable general and administrative costs each period until we complete the contract for the third satellite. While we have launched two satellites from one program, the third satellite program remains developmental and further challenges in the delivery and integration of new satellite technology, anomalies discovered during system testing requiring repair or rework, further schedule delays, and penalties could require that we record additional loss reserves which could be material to our operating results. We are late to the contract delivery schedule for the third satellite. If we are not able to deliver the third satellite by the contract termination date, the customer could seek to exercise a termination right under the contract, in which case we would have to refund the payments we have received and pay certain penalties. However, we think that it is not probable that the customer will seek to exercise any termination rights.
As previously disclosed in our 2018 Form 10-K, we are responsible for designing, developing and installing an upgraded turret for the Warrior Capability Sustainment Program at our MFC business segment. As of March 31, 2019, cumulative losses remain at approximately $140 million. We may continue to experience issues related to customer requirements and our performance under this contract and have to record additional reserves. However, based on the losses already recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our operating results or financial condition.

Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit by approximately $565 million during the quarter ended March 31, 2019 and $420 million during the quarter ended March 25, 2018.
Aeronautics
Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended
	March 31, 2019	March 25, 2018
Net sales	$5,584	$4,398
Operating profit	585	474
Operating margin	10.5%	10.8%
Aeronautics’ net sales during the quarter ended March 31, 2019 increased $1.2 billion, or 27%, compared to the same period in 2018. The increase was primarily attributable to higher net sales of approximately $910 million for the F-35 program due to increased volume on production, sustainment and development programs; about $100 million for classified development activities due to higher volume; and about $70 million for the F-22 program due to higher volume on modernization and sustainment programs.
Aeronautics’ operating profit during the quarter ended March 31, 2019 increased $111 million, or 23%, compared to the same period in 2018. Operating profit increased approximately $105 million for the F-35 program due to increased volume on production contracts and higher risk retirements on production and sustainment programs. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were comparable during the quarter ended March 31, 2019 to the same period in 2018.
We continue to expect Aeronautics’ 2019 net sales to increase in the high-single digit percentage range as compared to 2018 driven by the increased volume on the F-35 program. Operating profit is also expected to increase in the high-single digit percentage range, resulting in comparable operating profit margins in 2019 as compared to 2018.
Missiles and Fire Control
Summary operating results for our MFC business segment were as follows (in millions):

	Quarters Ended
	March 31, 2019	March 25, 2018
Net sales	$2,350	$1,677
Operating profit	417	261
Operating margin	17.7%	15.6%
MFC’s net sales during the quarter ended March 31, 2019 increased $673 million, or 40%, compared to the same period in 2018. The increase was primarily attributable to higher net sales of approximately $295 million for tactical and strike missiles programs due to increased volume (primarily precision fires, classified programs and new hypersonic missile programs); about $220 million for integrated air and missile defense programs due to contract mix and increased volume (primarily THAAD and PAC-3); and about $140 million for sensors and global sustainment programs due to increased volume (primarily Apache and SOF GLSS).
MFC’s operating profit during the quarter ended March 31, 2019 increased $156 million, or 60%, compared to the same period in 2018. Operating profit increased approximately $75 million for integrated air and missile defense programs due to contract mix, higher volume and higher risk retirements on international programs (primarily PAC-3 and THAAD); and about $55 million for tactical and strike missiles programs due to higher risk retirements and higher volume (primarily precision fires). Adjustments not related to volume, including net profit booking rate adjustments, were about $50 million higher during the quarter ended March 31, 2019 compared to the same period in 2018.
We currently expect MFC’s net sales to increase in the low-double digit percentage range in 2019 as compared to 2018 driven by key contract awards in 2018 and higher volume in the tactical and strike missiles business. Operating profit is also expected to increase in the low-double digit percentage range in 2019 as compared to 2018 driven by the increase in sales volume. Operating profit margin for 2019 is expected to be slightly lower than 2018 levels.
Rotary and Mission Systems
Summary operating results for our RMS business segment were as follows (in millions):

	Quarters Ended
	March 31, 2019	March 25, 2018
Net sales	$3,762	$3,223
Operating profit	379	311
Operating margin	10.1%	9.6%
RMS’ net sales during the quarter ended March 31, 2019 increased $539 million, or 17%, compared to the same period in 2018. The increase was primarily attributable to higher net sales of approximately $295 million for IWSS programs due to higher volume (primarily Radar Surveillance Systems and Multi Mission Surface Combatant) and about $170 million for Sikorsky helicopter programs due to higher volume (primarily the combat rescue helicopter program, military aircraft services, and mission systems programs).
RMS’ operating profit during the quarter ended March 31, 2019 increased $68 million, or 22%, compared to the same period in 2018. Operating profit increased approximately $30 million for IWSS programs due to higher risk retirements and higher volume (primarily Radar Surveillance Systems), partially offset by a $50 million charge for a ground-based radar program; about $15 million for Sikorsky helicopter programs primarily due to higher risk retirements and higher volume for mission systems programs, partially offset by lower margin contracts for helicopter development programs. The increase in operating profit also included an increase of about $15 million for C6ISR (command, control, communications, computers, cyber, combat systems, intelligence, surveillance, and reconnaissance) programs due to lower charges for various programs. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were about $30 million higher during the quarter ended March 31, 2019 compared to the same period during 2018.
We currently expect RMS’ net sales to increase in the low-single digit percentage range compared to 2018 levels. Operating profit is also expected to increase in the low-single digit percentage range compared to 2018 levels. Operating profit margin for 2019 is expected to be slightly higher than 2018 levels.
Space
Summary operating results for our Space business segment were as follows (in millions):

	Quarters Ended
	March 31, 2019	March 25, 2018
Net sales	$2,640	$2,337
Operating profit	334	264
Operating margin	12.7%	11.3%
Space’s net sales during the quarter ended March 31, 2019 increased $303 million, or 13%, compared to the same period in 2018. The increase was primarily attributable to higher net sales of $260 million for government satellite programs due to higher volume (primarily Next Generation Overhead Persistent Infrared (Next Gen OPIR); Global Positioning System (GPS) III; government satellite services; and Advanced Extremely High Frequency (AEHF)); and about $50 million for the Orion program due to higher volume.
Space’s operating profit during the quarter ended March 31, 2019 increased $70 million, or 27%, compared to the same period in 2018. Operating profit increased approximately $65 million for government satellite programs due to higher risk retirements (primarily AEHF) and higher volume (primarily GPS III; government satellite services; and AEHF); and about $15 million for the Orion program due to higher risk retirements and higher volume. These increases were partially offset by a decrease of approximately $20 million due to lower equity earnings for ULA. Adjustments not related to volume, including net profit booking rate adjustments, were about $70 million higher during the quarter ended March 31, 2019 compared to the same period in 2018.

Total equity earnings recognized by Space (primarily ULA) represented approximately $65 million, or 19%, of Space’s operating profit during the quarter ended March 31, 2019, compared to approximately $85 million, or 32%, during the quarter ended March 25, 2018.
We currently expect Space's 2019 net sales to increase in the low-single digit percentage range compared to 2018 levels. Operating profit in 2019 is expected to decrease in the mid- to high-single digit percentage range as compared to 2018 driven by lower equity earnings in 2019 compared to 2018. As a result, operating profit margin in 2019 is expected to decrease from 2018 levels.
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
We have generated strong operating cash flows, which have been the primary source of funding for our operations, capital expenditures, debt service and repayments, dividends, share repurchases and postretirement benefit plan contributions. The total remaining authorization for future common share repurchases under our share repurchase program was $2.7 billion as of March 31, 2019.
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
The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	Quarters Ended
	March 31, 2019	March 25, 2018
Cash and cash equivalents at beginning of year	$772	$2,861
Operating activities
Net earnings	1,704	1,157
Non-cash adjustments	263	317
Changes in working capital	(653)	(1,027)
Other, net	349	185
Net cash provided by operating activities	1,663	632
Net cash used for investing activities	(257)	(86)
Net cash used for financing activities	(1,187)	(1,014)
Net change in cash and cash equivalents	219	(468)
Cash and cash equivalents at end of period	$991	$2,393
Operating Activities
Net cash provided by operating activities increased $1.0 billion during the quarter ended March 31, 2019 compared to the same period in 2018. The increase in cash was largely driven by cash contributions of $1.5 billion made during the quarter ended March 25, 2018 to our qualified defined benefit pension plans and a decrease in cash used for working capital of $374 million, partially offset by net tax refunds of $850 million received during the quarter ended March 25, 2018.

Investing Activities
Net cash used for investing activities increased during the quarter ended March 31, 2019, compared to the same period in 2018 primarily due to approximately $105 million of cash received during the quarter ended March 25, 2018 as part of the final settlement of net working capital in connection with the 2016 divestiture of our Information Systems and Global Solutions business. Capital expenditures totaled $284 million and $216 million during the quarters ended March 31, 2019 and March 25, 2018. The majority of our capital expenditures were for equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.
Financing Activities
Net cash used for financing activities was $1.2 billion during the quarter ended March 31, 2019, compared to $1.0 billion during the same period in 2018. Net cash used for financing activities during the quarters ended March 31, 2019 and March 25, 2018 was primarily driven by dividend payments and share repurchases. During the quarter ended March 31, 2019 we also made net repayments of $200 million for commercial paper.
During the quarters ended March 31, 2019 and March 25, 2018, we paid dividends totaling $638 million ($2.20 per share) and $586 million ($2.00 per share). In addition, we repurchased 1.0 million shares of our common stock during the quarter ended March 31, 2019 for $284 million some of which was settled subsequent to the end of the first quarter. We repurchased 0.9 million shares of our common stock for $300 million during the quarter ended March 25, 2018.
Capital Resources

At March 31, 2019, we held cash and cash equivalents of $991 million that was generally available to fund ordinary business operations without significant legal, regulatory, or other restrictions.
Our outstanding debt, net of unamortized discounts and issuance costs, was $13.9 billion as of March 31, 2019 and mainly is in the form of publicly-issued notes that bear interest at fixed rates. As of March 31, 2019, we had $1.3 billion of short-term borrowings due within one year, consisting of $900 million of debt scheduled to mature in November 2019 and $400 million of commercial paper borrowings with a weighted average rate of 2.55%. As of December 31, 2018, we had $1.5 billion of short-term borrowings due within one year, consisting of $900 million of debt scheduled to mature in November 2019 and $600 million of commercial paper borrowings with a weighted average rate of 2.89%. All of our commercial paper borrowings have maturities of up to three months or less from the date of issuance. The outstanding balance of commercial paper can fluctuate daily and the amount outstanding during the period may be greater than or less than the amount reported at the end of the period. As of March 31, 2019, we were in compliance with all covenants contained in our debt and credit agreements. There were no material changes during the quarter ended March 31, 2019 to our contractual commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2018 Form 10‑K that were outside the ordinary course of our business.
At March 31, 2019, we had a $2.5 billion revolving credit facility (the 5-year Facility) with various banks that is available for general corporate purposes. The undrawn portion of the 5-year Facility also serves as a backup facility for the issuance of commercial paper. The total amount outstanding at any point in time under the combination of our commercial paper program and the credit facility cannot exceed the amount of the 5-year Facility. We may request and the banks may grant, at their discretion, an increase in the borrowing capacity under the 5-year Facility of up to an additional $500 million. There were no borrowings outstanding under the 5-year Facility at March 31, 2019.
On occasion, our customers may seek deferred payment terms to purchase our products. In connection with these transactions, we may, at our customer’s request, enter into arrangements for the non-recourse sale of customer receivables to unrelated third–party financial institutions. For accounting purposes, these transactions are not discounted and are treated as a sale of receivables as we have no continuing involvement. The sale proceeds from the financial institutions are reflected in our operating cash flows on the statement of cash flows. We sold customer receivables of $104 million during the quarter ended March 31, 2019 and $103 million during the quarter ended March 25, 2018. There were no gains or losses related to sales of these receivables.
Our total equity was $2.5 billion at March 31, 2019, an increase of $1.1 billion from December 31, 2018. The increase was primarily attributable to net earnings of $1.7 billion and amortization of $227 million in pension and other postretirement benefit plan expense and gains. These increases were partially offset by dividends declared of $623 million and the repurchase of 1.0 million shares for $284 million some of which was settled subsequent to the end of the first quarter. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings. Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess purchase price over par value of $237 million recorded as a reduction of retained earnings during the quarter ended March 31, 2019.
OTHER MATTERS
Status of the F-35 Program
The F-35 program consists of multiple production contracts, sustainment activities, and new development efforts. During the quarter ended March 31, 2019, we delivered 26 aircraft to our U.S. and international partners, resulting in total deliveries of 383 production aircraft as of March 31, 2019. We have 370 production aircraft in backlog as of March 31, 2019, including orders from our international partners. Production of the aircraft is expected to continue for many years given the U.S. Government’s current inventory objective of 2,456 aircraft for the U.S. Air Force, U.S. Marine Corps, and U.S. Navy; commitments from our eight international partners and three international customers; as well as expressions of interest from other countries.
In February 2019, the Department of the Navy declared Initial Operational Capability for its F-35C fleet, resulting in all three F-35 aircraft variants mission-ready and combat-capable. Given the size and complexity of the F-35 program, we anticipate that there will be continual reviews related to aircraft performance, program schedule, cost, and requirements as part of the DoD, Congressional, and international partners’ oversight and budgeting processes. Current program challenges include, but are not limited to, supplier and partner performance, software development, level of cost associated with life cycle operations and sustainment and warranties, receiving funding for production contracts on a timely basis, executing future flight tests, findings resulting from testing and operating the aircraft.
Contingencies
See “Note 8 – Legal Proceedings and Contingencies” included in our Notes to Consolidated Financial Statements for information regarding our contingent obligations, including off-balance sheet arrangements.
Critical Accounting Policies
There have been no significant changes to the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Annual Report on Form 10-K.
Postretirement Benefit Plans
We may from time to time take actions to mitigate the effect of our defined benefit pension plans on our financial results by reducing the volatility of our pension obligations, including entering into additional transactions involving the purchase of a group annuity contract for a portion of our outstanding defined benefit pension obligations using assets from the pension trust. As described in our 2018 Form 10-K, during December 2018, a Lockheed Martin qualified defined benefit pension plan purchased two contracts from insurance companies covering $2.6 billion of our outstanding defined benefit pension obligations. One of the contracts we purchased (referred to as a buy-out contract) relieved us of all responsibility for the pension obligations related to approximately 32,000 U.S. retirees and beneficiaries. The second contract was structured as a buy-in contract (that will reimburse the plan for all future benefit payments related to defined benefit obligations for approximately 9,000 U.S retirees and beneficiaries) and was originally planned to be converted into a buy-out contract, but we have decided to retain the contract in the pension trust and not terminate the related pension plan (although the terms of the plan reserve our right to terminate the plan in the future). The buy-in contract is accounted for at fair value as an investment of the trust.
Goodwill and Intangible Assets
The carrying value of our Sikorsky reporting unit included goodwill of $2.7 billion, an indefinite-lived trademark intangible asset of $887 million, and finite-lived customer program intangible assets of $2.4 billion as of March 31, 2019. As of the date of our 2018 annual impairment test, we estimated that the fair value of our Sikorsky reporting unit exceeded its carrying value of goodwill by a margin of approximately 20% and the fair value of the intangible asset exceeded its carrying value by a margin of approximately 5%.
The fair values and carrying values of our goodwill and intangible asset at our Sikorsky reporting unit are closely aligned. Therefore, any business deterioration, changes in timing of orders, contract cancellations or terminations, or negative changes in market factors could cause our sales, earnings and cash flows to decline below current projections. Similarly, market factors utilized in the impairment analysis, including long-term growth rates, discount rates and relevant comparable public company earnings multiples and transaction multiples, could negatively impact the fair value of our reporting units. Based on our assessment of these circumstances, we have determined that goodwill and intangible assets at our Sikorsky reporting unit are at risk for impairment should there be deterioration of projected cash flows, a significant increase in the carrying value of the reporting unit, contract cancellations or terminations, or negative changes in market factors.
Recent Accounting Pronouncements
See “Note 12 – Recent Accounting Pronouncements” included in our Notes to Consolidated Financial Statements for information related to new accounting standards.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As disclosed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10‑K for the year ended December 31, 2018, we transact business globally and are subject to risks associated with changing foreign currency exchange rates. We enter into foreign currency hedges such as forward and option contracts that change in value as foreign currency exchange rates change. Our other exposures to market risk have not changed materially since December 31, 2018. See “Note 9 – Fair Value Measurements” included in our Notes to Consolidated Financial Statements for additional discussion.
ITEM 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2019. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of March 31, 2019.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•
budget uncertainty; affordability initiatives; the risk of future sequestration under the Budget Control Act of 2011 or other budget cuts; the impact of any future government shutdowns (including the potential that we work on unfunded contracts to preserve their cost and/or schedule); continuing delay in obtaining export approvals from the Department of State resulting from the prior shutdown and staffing shortages; or the potential that DoD funds are repurposed;

•	risks related to the development, production, sustainment, performance, schedule, cost and requirements of complex and technologically advanced programs including our largest, the F-35 program;

•
economic, industry, business and political conditions including their effects on governmental policy (including government actions to prevent the sale or delivery of our products, such as delays in obtaining Congressional approvals for exports requiring Congressional notification to the Kingdom of Saudi Arabia, the United Arab Emirates

and Turkey and the Pentagon's decision to suspend the sales of F-35 aircraft to Turkey), or other trade policies or sanctions (including potential sanctions on the Kingdom of Saudi Arabia);

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

•	planned production rates for significant programs; compliance with stringent performance and reliability standards; materials availability;

•	the performance and financial viability of key suppliers, teammates, ventures, venture partners, subcontractors and customers;

•	the timing and customer acceptance of product deliveries;

•	our ability to continue to innovate and develop new products and to attract and retain key personnel and transfer knowledge to new personnel; the impact of work stoppages or other labor disruptions;

•	the impact of cyber or other security threats or other disruptions to our businesses;

•	our ability to implement and continue and the timing and impact of capitalization changes such as share repurchases and dividend payments;

•
timing and estimates regarding pension funding and the success of our efforts to reduce volatility of our outstanding pension obligations and to accelerate CAS cost recovery and recover certain associated costs from the U.S. Government;

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

•
risk of an impairment of goodwill and intangible assets, investments or other long-term assets, including the potential impairment of goodwill, intangible assets and inventory recorded as a result of the acquisition of the Sikorsky business and the potential further impairment of our equity investment in Advanced Military Maintenance, Repair and Overhaul Center LLC (AMMROC);

•	the adequacy of our insurance and indemnities;

•
the effect of changes in (or in the interpretation of) procurement and other regulations and policies affecting our industry, including export of our products from the U.S. and other countries, cost allowability or recovery, aggressive government positions with respect to the use and ownership of intellectual property and potential changes to the DoD’s acquisition regulations relating to progress payments and performance-based payments and a preference for fixed-price contracts;

•	the effect of changes in accounting, taxation, or export laws, regulations, and policies; and

•
the outcome of legal proceedings, bid protests, environmental remediation efforts, government investigations or government allegations that we have failed to comply with law, other contingencies and U.S. Government identification of deficiencies in our business systems.

These are only some of the factors that may affect forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see our filings with the U.S. Securities and Exchange Commission (SEC) including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and subsequent Quarterly Reports on Form 10-Q. Our filings may be accessed through the Investor Relations page of our website, www.lockheedmartin.com/investor, or through the website maintained by the SEC at www.sec.gov.
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
PART II.   OTHER INFORMATION
ITEM 1. Legal Proceedings
We are a party to or have property subject to litigation and other proceedings that arise in the ordinary course of our business, including matters arising under provisions relating to protection of the environment, and are subject to contingencies related to certain businesses we previously owned. These types of matters could result in fines, penalties, compensatory or treble damages or non-monetary sanctions or relief. We believe the probability is remote that the outcome of these matters will have a material adverse effect on the corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular interim reporting period. We cannot predict the outcome of legal or other proceedings with certainty. These matters include the proceedings summarized in “Note 8 – Legal Proceedings and Contingencies” included in our Notes to Consolidated Financial Statements and “Note 14 – Legal Proceedings, Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K) filed with the U.S. Securities and Exchange Commission.
We are subject to federal, state, local and foreign requirements for protection of the environment, including those for discharge of hazardous substances and remediation of contaminated sites. As a result, we are a party to or have our property subject to various lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in us being involved with related legal proceedings, claims and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for environmental remediation to the extent estimable, see “Note 8 – Legal Proceedings and Contingencies” included in our Notes to Consolidated Financial Statements. See also “Critical Accounting Policies – Environmental Matters” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 14 – Legal Proceedings, Commitments and Contingencies”, each in our 2018 Form 10-K for a description of previously reported matters.
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
ITEM 1A. Risk Factors
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. “Item 1A. Risk Factors” of our 2018 Form 10-K describes some of the risks and uncertainties associated with our business, including U.S. Government funding, as further described in the “Industry Considerations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. These risks and uncertainties have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. We do not believe that there have been any material changes to the risk factors disclosed in our 2018 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the quarter ended March 31, 2019.
The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended March 31, 2019.

Period (a)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Amount Available for Future Share Repurchases Under the Plans or Programs (b)
					(in millions)
January 1, 2019 – January 27, 2019	272,782		$273.28	272,782	$2,936
January 28, 2019 – February 24, 2019	566,964		$292.59	263,928	$2,857
February 25, 2019 – March 31, 2019	435,061		$300.07	434,138	$2,727
Total	1,274,807	(c)	$291.01	970,848

(a)
We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, January 27, 2019 was the last day of our January 2019 fiscal month.

(b)
In October 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. From time to time, our Board of Directors authorizes increases to our share repurchase program. The total remaining authorization for future common share repurchases under our share repurchase program was $2.7 billion as of March 31, 2019. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans, including accelerated share repurchases. The program does not have an expiration date.

(c)
During the quarter ended March 31, 2019, the total number of shares purchased included 303,959 shares that were transferred to us by employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock units and performance stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the program.

ITEM 6. Exhibits

Exhibit No.	Description

10.1	Form of Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan.

10.2	Form of Performance Stock Unit Award Agreement (2019 - 2021 Performance Period) under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan.

10.3	Form of Long Term Incentive Performance Award Agreement (2019 - 2021 Performance Period) under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan.

10.4	Lockheed Martin Corporation Amended and Restated 2006 Management Incentive Compensation Plan (Performance Based), amended and restated effective January 1, 2019.

15	Acknowledgment of Independent Registered Public Accounting Firm.

31.1	Certification of Marillyn A. Hewson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kenneth R. Possenriede pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Marillyn A. Hewson and Kenneth R. Possenriede pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: April 24, 2019	By: /s/ Brian P. Colan
Brian P. Colan
Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)