Form 10-Q
period 2019-06-30
LOCKHEED MARTIN CORP
filed 2019-07-23
CIK 936468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number: 1-11437

LOCKHEED MARTIN CORPORATION
(Exact name of registrant as specified in its charter)

Maryland			52-1893632
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

6801 Rockledge Drive,	Bethesda,	Maryland	20817
(Address of principal executive offices)			(Zip Code)
(301) 897-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $1 par value	LMT	New York Stock Exchange
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
Large accelerated filer ☒ Accelerated filer ☐ Non–accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 282,397,501 shares of our common stock, $1 par value per share, outstanding as of June 30, 2019.

Lockheed Martin Corporation
Form 10-Q
For the Quarterly Period Ended June 30, 2019

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Lockheed Martin Corporation
Consolidated Statements of Earnings
(unaudited; in millions, except per share data)

	Quarters Ended		Six Months Ended
	June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018
Net sales
Products	$12,003	$11,150	$23,973	$20,912
Services	2,424	2,248	4,790	4,121
Total net sales	14,427	13,398	28,763	25,033
Cost of sales
Products	(10,674)	(9,993)	(21,299)	(18,690)
Services	(2,194)	(1,967)	(4,241)	(3,656)
Severance and restructuring charges	—	(96)	—	(96)
Other unallocated, net	434	411	958	820
Total cost of sales	(12,434)	(11,645)	(24,582)	(21,622)
Gross profit	1,993	1,753	4,181	3,411
Other income, net	15	42	110	109
Operating profit	2,008	1,795	4,291	3,520
Interest expense	(163)	(165)	(334)	(320)
Other non-operating expense, net	(162)	(210)	(329)	(420)
Earnings before income taxes	1,683	1,420	3,628	2,780
Income tax expense	(263)	(257)	(504)	(460)
Net earnings	$1,420	$1,163	$3,124	$2,320

Earnings per common share
Basic	$5.03	$4.08	$11.07	$8.13
Diluted	$5.00	$4.05	$11.00	$8.07

Cash dividends paid per common share	$2.20	$2.00	$4.40	$4.00
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Comprehensive Income
(unaudited; in millions)

	Quarters Ended		Six Months Ended
	June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018
Net earnings	$1,420	$1,163	$3,124	$2,320
Other comprehensive income, net of tax
Recognition of previously deferred postretirement benefit plan amounts	227	300	454	600
Other, net	28	(106)	28	(48)
Other comprehensive income, net of tax	255	194	482	552
Comprehensive income	$1,675	$1,357	$3,606	$2,872
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Balance Sheets
(in millions, except par value)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,167	$772
Receivables, net	2,546	2,444
Contract assets	10,388	9,472
Inventories	3,599	2,997
Other current assets	400	418
Total current assets	18,100	16,103
Property, plant and equipment, net	6,170	6,124
Goodwill	10,775	10,769
Intangible assets, net	3,351	3,494
Deferred income taxes	3,163	3,208
Other noncurrent assets	6,281	5,178
Total assets	$47,840	$44,876
Liabilities and equity
Current liabilities
Accounts payable	$2,611	$2,402
Contract liabilities	6,766	6,491
Salaries, benefits and payroll taxes	2,077	2,122
Current maturities of long-term debt and commercial paper	900	1,500
Other current liabilities	2,778	1,883
Total current liabilities	15,132	14,398
Long-term debt, net	12,637	12,604
Accrued pension liabilities	11,426	11,410
Other postretirement benefit liabilities	688	704
Other noncurrent liabilities	5,061	4,311
Total liabilities	44,944	43,427
Stockholders’ equity
Common stock, $1 par value per share	281	281
Additional paid-in capital	—	—
Retained earnings	16,408	15,434
Accumulated other comprehensive loss	(13,839)	(14,321)
Total stockholders’ equity	2,850	1,394
Noncontrolling interests in subsidiary	46	55
Total equity	2,896	1,449
Total liabilities and equity	$47,840	$44,876
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Cash Flows
(unaudited; in millions)

	Six Months Ended
	June 30, 2019	June 24, 2018
Operating activities
Net earnings	$3,124	$2,320
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	565	566
Stock-based compensation	104	98
Gain on property sale	(51)	—
Severance and restructuring charges	—	96
Changes in assets and liabilities
Receivables, net	(102)	(217)
Contract assets	(916)	(1,289)
Inventories	(602)	(160)
Accounts payable	237	1,224
Contract liabilities	275	(615)
Postretirement benefit plans	552	(2,790)
Income taxes	112	928
Other, net	33	399
Net cash provided by operating activities	3,331	560
Investing activities
Capital expenditures	(533)	(480)
Other, net	25	151
Net cash used for investing activities	(508)	(329)
Financing activities
Dividends paid	(1,260)	(1,156)
Repurchases of common stock	(500)	(610)
Repayments of commercial paper, net	(600)	—
Other, net	(68)	(145)
Net cash used for financing activities	(2,428)	(1,911)
Net change in cash and cash equivalents	395	(1,680)
Cash and cash equivalents at beginning of period	772	2,861
Cash and cash equivalents at end of period	$1,167	$1,181
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
For the Quarters Ended June 30, 2019 and June 24, 2018
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiary	Total Equity
Balance at March 31, 2019	$281	$—	$16,278	$(14,094)	$2,465	$57	$2,522
Net earnings	—	—	1,420	—	1,420	—	1,420
Other comprehensive income, net of tax	—	—	—	255	255	—	255
Repurchases of common stock	(1)	(174)	(41)	—	(216)	—	(216)
Dividends declared	—	—	(1,249)	—	(1,249)	—	(1,249)
Stock-based awards, ESOP activity and other	1	174	—	—	175	—	175
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(11)	(11)
Balance at June 30, 2019	$281	$—	$16,408	$(13,839)	$2,850	$46	$2,896

Balance at March 25, 2018	$284	$—	$14,123	$(14,589)	$(182)	$71	$(111)
Net earnings	—	—	1,163	—	1,163	—	1,163
Other comprehensive income, net of tax	—	—	—	194	194	—	194
Repurchases of common stock	(1)	(136)	(186)	—	(323)	—	(323)
Dividends declared	—	—	(572)	—	(572)	—	(572)
Stock-based awards, ESOP activity and other	—	136	—	—	136	—	136
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(8)	(8)
Balance at June 24, 2018	$283	$—	$14,528	$(14,395)	$416	$63	$479
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
For the Six Months Ended June 30, 2019 and June 24, 2018
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiary	Total Equity
Balance at December 31, 2018	$281	$—	$15,434	$(14,321)	$1,394	$55	$1,449
Net earnings	—	—	3,124	—	3,124	—	3,124
Other comprehensive income, net of tax	—	—	—	482	482	—	482
Repurchases of common stock	(2)	(220)	(278)	—	(500)	—	(500)
Dividends declared	—	—	(1,872)	—	(1,872)	—	(1,872)
Stock-based awards, ESOP activity and other	2	220	—	—	222	—	222
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(9)	(9)
Balance at June 30, 2019	$281	$—	$16,408	$(13,839)	$2,850	$46	$2,896

Balance at December 31, 2017	$284	$—	$11,405	$(12,539)	$(850)	$74	$(776)
Net earnings	—	—	2,320	—	2,320	—	2,320
Other comprehensive income, net of tax	—	—	—	552	552	—	552
Repurchases of common stock	(2)	(161)	(460)	—	(623)	—	(623)
Dividends declared	—	—	(1,145)	—	(1,145)	—	(1,145)
Stock-based awards, ESOP activity and other	1	161	—	—	162	—	162
Reclassification of income tax effects from tax reform	—	—	2,408	(2,408)	—	—	—
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(11)	(11)
Balance at June 24, 2018	$283	$—	$14,528	$(14,395)	$416	$63	$479
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
We close our books and records on the last Sunday of the calendar quarter, which was on June 30 for the second quarter of 2019 and June 24 for the second quarter of 2018, to align our financial closing with our business processes. The consolidated financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods as our fiscal year ends on December 31.
We adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), effective January 1, 2019, using the optional transition method whereby we applied the new lease requirements under ASU 2016-02 through a cumulative-effect adjustment, which after completing our implementation analysis, resulted in no adjustment to our January 1, 2019 beginning retained earnings balance. Consequently, periods prior to January 1, 2019 are not restated for the adoption of ASU 2016-02. See “Note 6 – Leases” and “Note 12 – Recent Accounting Pronouncements” for more information regarding our adoption of this standard. Other than the changes in our accounting policies related to adoption of ASU 2016-02, we followed the accounting policies disclosed in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K) filed with the SEC.
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
NOTE 2 – EARNINGS PER COMMON SHARE
The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018
Weighted average common shares outstanding for basic computations	282.2	285.0	282.3	285.2
Weighted average dilutive effect of equity awards	1.7	2.1	1.8	2.3
Weighted average common shares outstanding for diluted computations	283.9	287.1	284.1	287.5

We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units (RSUs) and performance stock units (PSUs) and exercise of outstanding stock options based on the treasury stock method. There were no significant anti-dilutive equity awards during the quarters and six months ended June 30, 2019 or June 24, 2018.
NOTE 3 – INFORMATION ON BUSINESS SEGMENTS
We operate in four business segments: Aeronautics, Missiles and Fire Control (MFC), Rotary and Mission Systems (RMS) and Space. We organize our business segments based on the nature of the products and services offered.
Net sales and operating profit of our business segments exclude intersegment sales, cost of sales, and profit as these activities are eliminated in consolidation. Business segment operating profit includes our share of earnings or losses from equity method investees as the operating activities of the equity method investees are closely aligned with the operations of our business segments.
Business segment operating profit also excludes the FAS/CAS operating adjustment described below, a portion of corporate costs not considered allowable or allocable to contracts with the U.S. Government under the applicable U.S. government cost accounting standards (CAS) or federal acquisition regulations (FAR), and other items not considered part of management’s evaluation of segment operating performance such as a portion of management and administration costs, legal fees and settlements, environmental costs, stock-based compensation expense, retiree benefits, significant severance actions, significant asset impairments, gains or losses from significant divestitures, and other miscellaneous corporate activities.
Excluded items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. See “Note 11 – Other” for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018
Net sales
Aeronautics	$5,550	$5,321	$11,134	$9,719
Missiles and Fire Control	2,411	2,085	4,761	3,762
Rotary and Mission Systems	3,768	3,566	7,530	6,789
Space	2,698	2,426	5,338	4,763
Total net sales	$14,427	$13,398	$28,763	$25,033
Operating profit
Aeronautics	$592	$572	$1,177	$1,046
Missiles and Fire Control	327	279	744	540
Rotary and Mission Systems	347	341	726	652
Space	288	274	622	538
Total business segment operating profit	1,554	1,466	3,269	2,776
Unallocated items
FAS/CAS operating adjustment (a)	512	451	1,024	902
Stock-based compensation	(67)	(60)	(104)	(98)
Severance and restructuring charges (b)	—	(96)	—	(96)
Other, net	9	34	102	36
Total unallocated items	454	329	1,022	744
Total consolidated operating profit	$2,008	$1,795	$4,291	$3,520
Intersegment sales
Aeronautics	$47	$27	$89	$52
Missiles and Fire Control	144	113	265	208
Rotary and Mission Systems	538	504	1,118	965
Space	85	48	153	93
Total intersegment sales	$814	$692	$1,625	$1,318

(a)
The FAS/CAS operating adjustment represents the difference between the service cost component of FAS pension expense and total pension costs recoverable on U.S. Government contracts as determined in accordance with CAS.

(b)
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

Our total net FAS/CAS pension adjustment for the quarters and six months ended June 30, 2019 and June 24, 2018, including the service and non-service cost components of FAS pension expense for our qualified defined benefit pension plans, were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018
Total FAS expense and CAS costs
FAS pension expense	$(273)	$(357)	$(546)	$(713)
Less: CAS pension cost	641	609	1,282	1,217
Net FAS/CAS pension adjustment	$368	$252	$736	$504

Service and non-service cost reconciliation
FAS pension service cost	$(129)	$(158)	$(258)	$(315)
Less: CAS pension cost	641	609	1,282	1,217
FAS/CAS operating adjustment	512	451	1,024	902
Non-operating FAS pension cost(a)	(144)	(199)	(288)	(398)
Net FAS/CAS pension adjustment	$368	$252	$736	$504

(a)
The non-service cost components of net periodic benefit cost relate only to our qualified defined benefit pension plans. In addition to the non-service cost components in the table above, we incurred similar costs for our other postretirement benefit plans of $27 million and $57 million for the quarter and six months ended June 30, 2019 and $16 million and $33 million for the quarter and six months ended June 24, 2018.

We recover CAS pension and other postretirement benefit plan cost through the pricing of our products and services on U.S. Government contracts and, therefore, recognize CAS cost in each of our business segment’s net sales and cost of sales. Our consolidated financial statements must present FAS pension and other postretirement benefit plan expense calculated in accordance with FAS requirements under U.S. GAAP. The operating portion of the net FAS/CAS pension adjustment represents the difference between the service cost component of FAS pension expense and total CAS pension cost. The non-service FAS pension cost components are included in other non-operating expense, net in our consolidated statements of earnings. The net FAS/CAS pension adjustment increases or decreases CAS pension cost to equal total FAS pension cost (both service and non-service).

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

Net sales by products and services, contract type, customer, and geographic region were as follows (in millions):

	Quarter Ended June 30, 2019
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$4,740	$1,963	$3,023	$2,277	$12,003
Services	810	448	745	421	2,424
Total net sales	$5,550	$2,411	$3,768	$2,698	$14,427
Net sales by contract type
Fixed-price	$4,040	$1,444	$2,526	$535	$8,545
Cost-reimbursable	1,510	967	1,242	2,163	5,882
Total net sales	$5,550	$2,411	$3,768	$2,698	$14,427
Net sales by customer
U.S. Government	$3,476	$1,900	$2,675	$2,332	$10,383
International (a)	2,010	475	974	360	3,819
U.S. commercial and other	64	36	119	6	225
Total net sales	$5,550	$2,411	$3,768	$2,698	$14,427
Net sales by geographic region
United States	$3,540	$1,936	$2,794	$2,338	$10,608
Asia Pacific	784	86	418	23	1,311
Europe	847	103	143	328	1,421
Middle East	335	272	247	9	863
Other	44	14	166	—	224
Total net sales	$5,550	$2,411	$3,768	$2,698	$14,427

	Six Months Ended June 30, 2019
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$9,536	$3,879	$6,082	$4,476	$23,973
Services	1,598	882	1,448	862	4,790
Total net sales	$11,134	$4,761	$7,530	$5,338	$28,763
Net sales by contract type
Fixed-price	$8,210	$2,979	$5,145	$1,058	$17,392
Cost-reimbursable	2,924	1,782	2,385	4,280	11,371
Total net sales	$11,134	$4,761	$7,530	$5,338	$28,763
Net sales by customer
U.S. Government	$6,911	$3,533	$5,350	$4,568	$20,362
International (a)	4,105	1,145	1,969	755	7,974
U.S. commercial and other	118	83	211	15	427
Total net sales	$11,134	$4,761	$7,530	$5,338	$28,763
Net sales by geographic region
United States	$7,029	$3,616	$5,561	$4,583	$20,789
Asia Pacific	1,690	208	748	31	2,677
Europe	1,645	225	341	709	2,920
Middle East	672	685	532	15	1,904
Other	98	27	348	—	473
Total net sales	$11,134	$4,761	$7,530	$5,338	$28,763

(a)	International sales include foreign military sales (FMS) contracted through the U.S. Government and direct commercial sales to international governments and other international customers.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

	Quarter Ended June 24, 2018
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$4,511	$1,709	$2,904	$2,026	$11,150
Services	810	376	662	400	2,248
Total net sales	$5,321	$2,085	$3,566	$2,426	$13,398
Net sales by contract type
Fixed-price	$3,906	$1,395	$2,450	$460	$8,211
Cost-reimbursable	1,415	690	1,116	1,966	5,187
Total net sales	$5,321	$2,085	$3,566	$2,426	$13,398
Net sales by customer
U.S. Government	$3,444	$1,502	$2,608	$2,070	$9,624
International (a)	1,835	542	822	344	3,543
U.S. commercial and other	42	41	136	12	231
Total net sales	$5,321	$2,085	$3,566	$2,426	$13,398
Net sales by geographic region
United States	$3,486	$1,543	$2,744	$2,082	$9,855
Asia Pacific	786	125	301	31	1,243
Europe	678	46	224	332	1,280
Middle East	320	364	143	(19)	808
Other	51	7	154	—	212
Total net sales	$5,321	$2,085	$3,566	$2,426	$13,398

	Six Months Ended June 24, 2018
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$8,281	$3,062	$5,621	$3,948	$20,912
Services	1,438	700	1,168	815	4,121
Total net sales	$9,719	$3,762	$6,789	$4,763	$25,033
Net sales by contract type
Fixed-price	$7,121	$2,507	$4,658	$860	$15,146
Cost-reimbursable	2,598	1,255	2,131	3,903	9,887
Total net sales	$9,719	$3,762	$6,789	$4,763	$25,033
Net sales by customer
U.S. Government	$6,209	$2,590	$4,964	$3,940	$17,703
International (a)	3,412	1,096	1,603	800	6,911
U.S. commercial and other	98	76	222	23	419
Total net sales	$9,719	$3,762	$6,789	$4,763	$25,033
Net sales by geographic region
United States	$6,307	$2,666	$5,186	$3,963	$18,122
Asia Pacific	1,540	223	625	54	2,442
Europe	1,186	115	379	758	2,438
Middle East	577	744	314	(12)	1,623
Other	109	14	285	—	408
Total net sales	$9,719	$3,762	$6,789	$4,763	$25,033

(a)	International sales include foreign military sales (FMS) contracted through the U.S. Government and direct commercial sales to international governments and other international customers.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

Total assets for each of our business segments were as follows (in millions):

	June 30, 2019	December 31, 2018
Assets
Aeronautics	$9,750	$8,435
Missiles and Fire Control	5,368	5,017
Rotary and Mission Systems	18,934	18,333
Space	5,912	5,445
Total business segment assets	39,964	37,230
Corporate assets (a)	7,876	7,646
Total assets	$47,840	$44,876

(a)
Corporate assets primarily include cash and cash equivalents, deferred income taxes, environmental receivables, and investments held in a separate trust to fund certain of our non-qualified deferred compensation plans.

Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented approximately 26% of our total consolidated net sales for both the quarter and six months ended June 30, 2019 and 27% and 26% of our total consolidated net sales for the quarter and six months ended June 24, 2018.
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

	June 30, 2019	December 31, 2018
Contract assets	$10,388	$9,472
Contract liabilities	6,766	6,491
Contract assets increased $916 million during the six months ended June 30, 2019, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the six months ended June 30, 2019 for which we have not yet billed our customers. There were no significant impairment losses related to our contract assets during the quarters and six months ended June 30, 2019 and June 24, 2018.
Contract liabilities increased $275 million during the six months ended June 30, 2019, primarily due to payments received in advance of our satisfaction or partial satisfaction of these performance obligations. During the quarter and six months ended June 30, 2019, we recognized $1.1 billion and $2.9 billion of our contract liabilities at December 31, 2018 as revenue. During the quarter and six months ended June 24, 2018, we recognized $731 million and $2.6 billion of our contract liabilities at December 31, 2017 as revenue.
NOTE 5 – INVENTORIES
Inventories consisted of the following (in millions):

	June 30, 2019	December 31, 2018
Materials, spares and supplies	$452	$446
Work-in-process	2,810	2,161
Finished goods	337	390
Total inventories	$3,599	$2,997

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

Costs incurred to fulfill a customer contract in advance of the contract being awarded are included in inventories as work-in-process if we determine that those costs relate directly to a customer contract or to an anticipated customer contract that we can specifically identify and contract award is probable, the costs generate or enhance resources that will be used in satisfying performance obligations, and the costs are recoverable (referred to as pre-contract costs). Pre-contract costs that are initially capitalized in inventory are generally recognized as cost of sales consistent with the transfer of products and services to the customer upon the receipt of the anticipated contract. All other pre-contract costs, including start-up costs, are expensed as incurred. As of June 30, 2019 and December 31, 2018, $572 million and $443 million of pre-contract costs were included in inventory.
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
Generally, we enter into operating lease agreements for facilities, land and equipment. Our ROU operating lease assets were $971 million at June 30, 2019. Operating lease liabilities were $1.1 billion, of which $815 million were classified as noncurrent, at June 30, 2019. New ROU operating lease assets and liabilities entered into during the six months ended June 30, 2019 were $68 million. The weighted average remaining lease term and discount rate for our operating leases were approximately 9.0 years and 3.4% at June 30, 2019.
During the quarter and six months ended June 30, 2019, we recognized operating lease expense of $61 million and $120 million. During the quarter and six months ended June 24, 2018, we recognized operating lease expense of $60 million and $120 million. In addition, we made cash payments of $115 million for operating leases during the six months ended June 30, 2019, which are included in cash flows from operating activities in our consolidated statement of cash flows.

Future minimum lease commitments at June 30, 2019 were as follows (in millions):

	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter
Operating leases	$1,242	$184	$191	$163	$128	$99	$477
Less: imputed interest	$174
Total	$1,068

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

NOTE 7 – POSTRETIREMENT BENEFIT PLANS
Our pretax net periodic benefit cost related to our qualified defined benefit pension plans and retiree medical and life insurance plans consisted of the following (in millions):

	Quarters Ended		Six Months Ended
	June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018
Qualified defined benefit pension plans
Service cost	$129	$158	$258	$315
Interest cost	451	435	903	870
Expected return on plan assets	(575)	(598)	(1,150)	(1,197)
Recognized net actuarial losses	351	444	702	888
Amortization of prior service credits	(83)	(82)	(167)	(163)
Total net periodic benefit cost	$273	$357	$546	$713
Retiree medical and life insurance plans
Service cost	$3	$4	$7	$9
Interest cost	24	23	48	46
Expected return on plan assets	(27)	(33)	(55)	(67)
Recognized net actuarial losses	—	1	1	2
Amortization of prior service costs	11	3	21	7
Total net periodic benefit cost (credit)	$11	$(2)	$22	$(3)

We record the service cost component of net periodic benefit cost as part of cost of sales and the non-service cost components of net periodic benefit cost as part of other non-operating expense, net in the consolidated statements of earnings.
The recognized net actuarial losses and amortization of prior service credits or costs in the table above, along with similar costs related to our other postretirement benefit plans ($9 million and $20 million for the quarter and six months ended June 30, 2019 and $15 million and $29 million for the quarter and six months ended June 24, 2018) were reclassified from accumulated other comprehensive loss (AOCL) and recorded as a component of net periodic benefit cost for the periods presented. These costs totaled $288 million ($227 million, net of tax) and $577 million ($454 million, net of tax) during the quarter and six months ended June 30, 2019 and $381 million ($300 million, net of tax) and $763 million ($600 million, net of tax) during the quarter and six months ended June 24, 2018 and were recorded on our consolidated statements of comprehensive income as an increase to other comprehensive income.
The funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006 (PPA), along with consideration of CAS and Internal Revenue Code rules. During the quarter and six months ended June 30, 2019, there were no contributions to our qualified defined benefit pension plans. During the quarter and six months ended June 24, 2018, we contributed $2.0 billion and $3.5 billion to our qualified defined benefit pension plans.
NOTE 8 – LEGAL PROCEEDINGS AND CONTINGENCIES
We are a party to or have property subject to litigation and other proceedings that arise in the ordinary course of our business, including matters arising under provisions relating to the protection of the environment and are subject to contingencies related to certain businesses we previously owned. These types of matters could result in fines, penalties, cost reimbursements or contributions, compensatory or treble damages, or non-monetary sanctions or relief. We believe the probability is remote that the outcome of each of these matters, including the legal proceedings described below, will have a material adverse effect on the corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular interim reporting period. Among the factors that we consider in this assessment are the nature of existing legal proceedings and claims, the asserted or possible damages or loss contingency (if estimable), the progress of the case, existing law and precedent, the opinions or views of legal counsel and other advisers, our experience in similar cases and the experience of other companies, the facts available to

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

us at the time of assessment and how we intend to respond to the proceeding or claim. Our assessment of these factors may change over time as individual proceedings or claims progress.
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
On February 8, 2019, the Department of Justice (DOJ) filed a complaint in the U.S. District Court for the Eastern District of Washington alleging, among other counts, civil False Claims Act and civil Anti-Kickback Act violations against Mission Support Alliance, LLC (MSA), Lockheed Martin, Lockheed Martin Services, Inc. (LMSI) and a current Lockheed Martin vice president. The dollar amount of damages sought is not specified but DOJ seeks treble damages with respect to the False Claims Act and penalties that are subject to doubling under the Anti-Kickback Act. The allegations relate primarily to information technology services performed by LMSI under a subcontract to MSA and the pricing by MSA and LMSI of those services as well as Lockheed Martin’s payment of standard incentive compensation to certain employees who were seconded to MSA, including the vice president. MSA is a joint venture that holds a prime contract to provide

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

infrastructure support services at DOE’s Hanford facility. On April 23, 2019, the parties each filed partial motions to dismiss the U.S. Government’s False Claims Act and Anti-Kickback Act allegations.
On August 16, 2016, we divested our former Information Systems & Global Solutions (IS&GS) business segment to Leidos Holdings, Inc. (Leidos) in a transaction that resulted in IS&GS, now known as Leidos Innovations Corporation (Leidos Innovations), becoming a wholly owned subsidiary of Leidos (the Transaction). In the Transaction, Leidos acquired IS&GS’ interest in MSA and the liabilities related to Lockheed Martin’s participation in MSA. Included within the liabilities assumed were those associated with this lawsuit. Lockheed Martin transferred to Leidos a reserve of approximately $38 million established by Lockheed Martin with respect to its potential liability and that of its affiliates and agreed to indemnify Leidos Innovations with respect to the liabilities assumed for damages to Leidos Innovations and an enumerated list of subsidiaries of Leidos Innovations for 100% of amounts in excess of this reserve up to $64 million and 50% of amounts in excess of $64 million.
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
Environmental Matters
We are involved in proceedings and potential proceedings relating to soil, sediment, surface water, and groundwater contamination, disposal of hazardous substances, and other environmental matters at several of our current or former facilities, facilities for which we may have contractual responsibility, and at third-party sites where we have been designated as a potentially responsible party (PRP). A substantial portion of environmental costs will be included in our net sales and cost of sales in future periods pursuant to U.S. Government regulations. At the time a liability is recorded for future environmental costs, we record a receivable for estimated future recovery considered probable through the pricing of products and services to agencies of the U.S. Government, regardless of the contract form (e.g., cost-reimbursable, fixed-price). We continually evaluate the recoverability of our environmental receivables by assessing, among other factors, U.S. Government regulations, our U.S. Government business base and contract mix, our history of receiving reimbursement of such costs, and efforts by some U.S. Government representatives to limit such reimbursement. We include the portions of those environmental costs expected to be allocated to our non-U.S. Government contracts, or determined not to be recoverable under U.S. Government contracts, in our cost of sales at the time the liability is established.
At June 30, 2019, and December 31, 2018, the aggregate amount of liabilities recorded relative to environmental matters was $823 million and $864 million, most of which are recorded in other noncurrent liabilities on our consolidated balance sheets. We have recorded receivables totaling $715 million and $750 million at June 30, 2019 and December 31, 2018, most of which are recorded in other noncurrent assets on our consolidated balance sheets for the estimated future

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

recovery of these costs, as we consider the recovery probable based on the factors previously mentioned. We project costs and recovery of costs over approximately 20 years.
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
California is also reevaluating its existing drinking water standard of 6 ppb for perchlorate, and the U.S. EPA is taking steps to regulate perchlorate in drinking water. If substantially lower standards are adopted, in either California or at the federal level for perchlorate or for hexavalent chromium, we expect a material increase in our estimates for environmental liabilities and the related assets for the portion of the increased costs that are probable of future recovery in the pricing of our products and services for the U.S. Government. The amount that would be allocable to our non-U.S. Government contracts or determined not to be recoverable under U.S. Government contracts would be expensed, which may have a material effect on our earnings in any particular interim reporting period.
Letters of Credit, Surety Bonds and Third-Party Guarantees
We have entered into standby letters of credit and surety bonds issued on our behalf by financial institutions, and we have directly issued guarantees to third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as venture partners. We had total outstanding letters of credit, surety bonds, and third-party guarantees aggregating $3.5 billion and $3.6 billion at June 30, 2019 and December 31, 2018. Third-party guarantees do not include guarantees to subsidiaries and other consolidated entities.
At June 30, 2019 and December 31, 2018, third-party guarantees totaled approximately $1.1 billion and $850 million, of which approximately 72% and 65% related to guarantees of contractual performance of ventures to which we currently are or previously were a party. This amount represents our estimate of the maximum amount we would expect to incur upon the contractual non-performance of the venture, venture partners or divested businesses. Generally, we also have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a venture partner.

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
NOTE 9 – FAIR VALUE MEASUREMENTS
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	June 30, 2019			December 31, 2018
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Mutual funds	$1,031	$1,031	$—	$978	$978	$—
U.S. Government securities	104	—	104	105	—	105
Other securities	244	113	131	144	28	116
Derivatives	26	—	26	22	—	22
Liabilities
Derivatives	49	—	49	61	—	61
Assets measured at NAV (a)
Other commingled funds	19			18

(a)	Net Asset Value (NAV) is the total value of the fund divided by the number of the fund’s shares outstanding.
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
The derivatives outstanding at both June 30, 2019 and December 31, 2018 consist of foreign currency forward contracts, interest rate swaps and foreign currency related contract embedded derivatives. We use derivative instruments principally to reduce our exposure to market risks from changes in foreign currency exchange rates and interest rates. We do not enter into or hold derivative instruments for speculative trading purposes. We transact business globally and are subject to risks associated with changing foreign currency exchange rates. We enter into foreign currency hedges such as forward and option contracts that change in value as foreign currency exchange rates change. These contracts hedge forecasted foreign currency transactions in order to mitigate fluctuations in our earnings and cash flows associated with changes in foreign currency exchange rates. We designate foreign currency hedges as cash flow hedges. We also are exposed to the impact of interest rate changes primarily through our borrowing activities. For fixed rate borrowings, we may use variable interest rate swaps, effectively converting fixed rate borrowings to variable rate borrowings, in order to reduce the amount of interest paid. These swaps are designated as fair value hedges. For variable rate borrowings, we may use fixed interest rate swaps, effectively converting variable rate borrowings to fixed rate borrowings, in order to mitigate the impact of interest rate changes on earnings. These swaps are designated as cash flow hedges. We also may enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting, which are intended to mitigate certain economic exposures.
The aggregate notional amount of our outstanding interest rate swaps at both June 30, 2019 and December 31, 2018 was $1.3 billion. The aggregate notional amount of our outstanding foreign currency hedges at June 30, 2019 and December 31, 2018 was $3.9 billion and $3.5 billion. The fair values of our outstanding interest rate swaps and foreign currency hedges at June 30, 2019 and December 31, 2018 were not significant. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters and six months ended June 30, 2019 and June 24, 2018. Substantially all of our derivatives are designated for hedge accounting.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt and commercial paper. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $16.4 billion and the outstanding principal amount was $14.7 billion at June 30, 2019, excluding unamortized discounts and issuance costs of $1.2 billion. The estimated fair value of our outstanding debt and commercial paper was $15.4 billion and the outstanding principal amount was $15.3 billion at December 31, 2018, excluding unamortized discounts and issuance costs of $1.2 billion. The estimated fair values of our outstanding debt and commercial paper were determined based on observable inputs (Level 2).
NOTE 10 – STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
During the six months ended June 30, 2019, we repurchased 1.6 million shares of our common stock for $500 million. The total remaining authorization for future common share repurchases under our share repurchase program was $2.5 billion as of June 30, 2019. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings. Due to the volume of repurchases and the prices at which these were made, additional paid-in capital was reduced to zero, with the remainder of the excess purchase price over par value of $278 million and $460 million recorded as a reduction to retained earnings during the six months ended June 30, 2019 and June 24, 2018.
Dividends
We declared cash dividends totaling $1.2 billion ($4.40 per share) and $1.9 billion ($6.60 per share) during the quarter and six months ended June 30, 2019. The 2019 dividend amounts include the declaration of our 2019 third quarter dividend totaling $624 million ($2.20 per share), which will be paid in September 2019. We declared cash dividends totaling $572 million ($2.00 per share) and $1.1 billion ($4.00 per share) during the quarter and six months ended June 24, 2018.
Restricted Stock Unit Grants
During the six months ended June 30, 2019, we granted certain employees approximately 0.6 million RSUs with a grant date fair value of $303.96 per RSU. The grant date fair value of these RSUs is equal to the closing market price of our common stock on the grant date less a discount to reflect the delay in payment of dividend-equivalent cash payments that are made only upon vesting, which is generally three years from the grant date. We recognize the grant date fair value of RSUs, less estimated forfeitures, as compensation expense ratably over the requisite service period, which is shorter than the vesting period if the employee is retirement eligible on the date of grant or will become retirement eligible before the end of the vesting period.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

 Accumulated Other Comprehensive Loss
Changes in the balance of AOCL, net of tax, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL
Balance at December 31, 2018	$(14,254)	$(67)	$(14,321)
Other comprehensive income before reclassifications	—	13	13
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	574	—	574
Amortization of net prior service credits (a)	(120)	—	(120)
Other	—	15	15
Total reclassified from AOCL	454	15	469
Total other comprehensive income	454	28	482
Balance at June 30, 2019	$(13,800)	$(39)	$(13,839)

Balance at December 31, 2017	$(12,559)	$20	$(12,539)
Other comprehensive loss before reclassifications	—	(62)	(62)
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	728	—	728
Amortization of net prior service credits (a)	(128)	—	(128)
Other	—	14	14
Total reclassified from AOCL	600	14	614
Total other comprehensive income (loss)	600	(48)	552
Reclassification of income tax effects from tax reform(b)	(2,396)	(12)	(2,408)
Balance at June 24, 2018	$(14,355)	$(40)	$(14,395)

(a)
Reclassifications from AOCL related to our postretirement benefit plans were recorded as a component of net periodic benefit cost for each period presented (see “Note 7 – Postretirement Benefit Plans”). These amounts include $227 million and $300 million, net of tax, for the quarters ended June 30, 2019 and June 24, 2018, which are comprised of the recognition of net actuarial losses of $287 million and $364 million for the quarters ended June 30, 2019 and June 24, 2018 and the amortization of net prior service credits of $(60) million and $(64) million for the quarters ended June 30, 2019 and June 24, 2018.

(b)
Upon adoption of ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) during the first quarter of 2018, we reclassified the impact of the income tax effects related to the Tax Cuts and Jobs Act (the Tax Act) from AOCL to retained earnings by the same amount with zero impact to total equity.

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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

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
Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit by approximately $420 million and $985 million during the quarter and six months ended June 30, 2019 and $465 million and $885 million during the quarter and six months ended June 24, 2018. These adjustments increased net earnings by approximately $332 million ($1.17 per share) and $778 million ($2.74 per share) during the quarter and six months ended June 30, 2019 and $367 million ($1.28 per share) and $699 million ($2.43 per share) during the quarter and six months ended June 24, 2018. We recognized net sales from performance obligations satisfied in prior periods of approximately $560 million and $1.2 billion during the quarter and six months ended June 30, 2019 and $540 million and $955 million during the quarter and six months ended June 24, 2018, which primarily relate to changes in profit booking rates that impacted revenue.
As previously disclosed, we are responsible for a program to design, develop and construct a ground-based radar at our RMS business segment. The program has experienced performance issues for which we have periodically accrued reserves. As of June 30, 2019, cumulative losses remained at approximately $195 million on this program. We may continue to experience issues related to customer requirements and our performance under this contract and have to record additional charges. However, based on the losses previously recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our operating results or financial condition.
As previously disclosed in our 2018 Form 10-K, we have two commercial satellite programs at our Space business segment for which we have experienced performance issues related to the development and integration of a modernized LM 2100 satellite platform. These programs are for the delivery of three satellites in total, including one that launched in February 2019 and one that launched in April 2019. We have periodically revised our estimated costs to complete these developmental commercial programs. As of June 30, 2019, cumulative losses remained at approximately $410 million for these programs. While these losses reflect our estimated total losses on the programs, we will continue to incur unrecoverable general and administrative costs each period until we complete the contract for the third satellite. While we have launched two satellites from one program, the third satellite remains developmental and further challenges in the delivery and integration of new satellite technology, anomalies discovered during system testing requiring repair or rework, further schedule delays, and penalties could require that we record additional loss reserves, which could be material to our operating results. We are late to the contract delivery schedule for the third satellite. If we are not able to deliver the third satellite by the contract termination date, the customer could seek to exercise a termination right under the contract, in which case we would have to refund the payments we have received and pay certain penalties. However, we believe that it is not probable that the customer will seek to exercise any termination rights.
As previously disclosed in our 2018 Form 10-K, we are responsible for designing, developing and installing an upgraded turret for the Warrior Capability Sustainment Program at our MFC business segment. As of June 30, 2019, cumulative losses remained at approximately $140 million. We may continue to experience issues related to customer requirements and our performance under this contract and have to record additional reserves. However, based on the losses already recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our operating results or financial condition.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

Backlog
Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. For our cost-reimbursable and fixed-priced-incentive contracts, the estimated consideration we expect to receive pursuant to the terms of the contract may exceed the contractual award amount. The estimated consideration is determined at the outset of the contract and is continuously reviewed throughout the contract period. In determining the estimated consideration, we consider the risks related to the technical, schedule and cost impacts to complete the contract and an estimate of any variable consideration. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of June 30, 2019, our ending backlog was $136.7 billion. We expect to recognize approximately 38% of our backlog over the next 12 months and approximately 65% over the next 24 months as revenue, with the remainder recognized thereafter.
Severance and Restructuring Charges
During the second quarter of 2018, we recorded charges totaling $96 million ($76 million, or $0.26 per share, after tax) related to certain severance and restructuring actions at our RMS business segment. We expect to recover a portion of the severance and restructuring charges through the pricing of our products and services to the U.S. Government and other customers in future periods, which will be included in RMS’ operating results. As of June 30, 2019, we have paid approximately $59 million in severance payments associated with these actions.
Income Taxes
Our effective income tax rates were 15.6% and 13.9% for the quarter and six months ended June 30, 2019, and 18.1% and 16.5% for the quarter and six months ended June 24, 2018. The rates for the quarter and six months ended June 30, 2019 benefited from additional tax deductions based on proposed tax regulations released on March 4, 2019, which clarified that FMS sales qualify for foreign derived intangible income treatment. Approximately $65 million, or $0.23 per share, of this benefit was recorded discretely during the first quarter of 2019 because it related to the prior year. The rates for all periods benefited from tax deductions for dividends paid to our defined contribution plans with an employee stock ownership plan feature, tax deductions for foreign derived intangible income related to commercial sales, tax deductions for employee equity awards, and the research and development tax credit.
Sale of Customer Receivables
On occasion, our customers may seek deferred payment terms to purchase our products. In connection with these transactions, we may, at our customer’s request, enter into arrangements for the non-recourse sale of customer receivables to unrelated third–party financial institutions. For accounting purposes, these transactions are not discounted and are treated as a sale of receivables as we have no continuing involvement. The sale proceeds from the financial institutions are reflected in our operating cash flows on the statement of cash flows. We sold customer receivables of $96 million and $200 million during the quarter and six months ended June 30, 2019 and $124 million and $227 million during the quarter and six months ended June 24, 2018. There were no gains or losses related to sales of these receivables.
NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842), as amended, which requires lessees to recognize a ROU asset and lease liability on the balance sheet for most lease arrangements and expands disclosures about leasing arrangements, among other items. We adopted ASU 2016-02 using the optional transition method whereby we applied the new lease requirements under ASU 2016-02 through a cumulative-effect adjustment, which after completing our implementation analysis, resulted in no adjustment to our January 1, 2019 beginning retained earnings balance. On January 1, 2019, we recognized approximately $1.0 billion of ROU operating lease assets and approximately $1.1 billion of operating lease liabilities, including noncurrent operating lease liabilities of approximately $830 million, as a result of adopting this standard. The difference between ROU operating lease assets and operating lease liabilities was primarily due to previously accrued rent expense relating to periods prior to January 1, 2019. As part of our adoption, we elected the package of practical expedients, which among other things, permits the carry forward of historical lease classifications. We did not elect to use the practical expedient permitting the use of hindsight in determining the lease term

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

and in assessing impairment of our ROU assets. The adoption of the standard did not have a material impact on our operating results or cash flows. The comparative periods have not been restated for the adoption of ASU 2016-02.
Effective January 1, 2019, we adopted ASU 2017-12, Derivatives and Hedging (Topic 815), which among other things, eliminates the requirement to separately measure and report hedge ineffectiveness. The adoption of this standard did not have a significant impact on our operating results, financial position or cash flows.
In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements For Defined Benefit Plans. The new standard modifies the annual disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing and adding certain disclosures for these plans. The guidance is effective for our fiscal year ending December 31, 2020 and requires disclosure changes to be presented on a retrospective basis. As this standard relates only to financial disclosures, we do not expect an impact to our operating results, financial position or cash flows as a result of adopting this new standard.
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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lockheed Martin Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Lockheed Martin Corporation (the Corporation) as of June 30, 2019, the related consolidated statements of earnings, comprehensive income and equity for the quarters and six months ended June 30, 2019 and June 24, 2018 and consolidated statements of cash flows for the six months ended June 30, 2019 and June 24, 2018, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
July 23, 2019

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS OVERVIEW
We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics, system integration and cybersecurity services. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. During the six months ended June 30, 2019, 71% of our $28.8 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 60% from the Department of Defense (DoD)), 28% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government) and 1% were from U.S. commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security and information technology, including cybersecurity.
2019 Financial Outlook
We expect our 2019 net sales to increase in the low-double digit percentage range from 2018 levels. The projected growth is driven by increased production and sustainment on the F-35 program at Aeronautics and increased volume from recent contract awards and increased volume across Missiles and Fire Control (MFC), Rotary and Mission Systems (RMS) and Space. Total business segment operating profit margin in 2019 is expected to be approximately 10.8%; and cash from operations is expected to be greater than or equal to $7.6 billion. The preliminary outlook for 2019 assumes the U.S. Government continues to support and fund our key programs. Changes in circumstances may require us to revise our assumptions, which could materially change our current estimate of 2019 net sales, operating margin and cash flows. Our financial outlook for 2019 does not include potential impacts to our programs, including the F-35 program, resulting from U.S. Government actions related to Turkey.
The following discussion is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and with our Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K).
INDUSTRY CONSIDERATIONS
U.S. Government Funding
On July 22, 2019, the President and Congressional leaders reached an agreement to raise the discretionary spending limits for U.S. Government fiscal years 2020 and 2021 (a U.S. Government fiscal year begins October 1 and ends September 30) set under the Budget Control Act of 2011 (BCA) and suspend the federal debt ceiling until July 31, 2021. The measure would raise spending limits for national defense to $738 billion in fiscal year (FY) 2020 and $740.5 billion in FY 2021. Both totals include Overseas Contingency Operations (OCO) funding which isn’t subject to the statutory spending limits established by the BCA. The proposed national security spending in both FY 2020 and 2021 are an increase over the FY 2019 enacted amount of $716 billion, but are lower than the President’s budget request of $750 billion in FY 2020 and $746 billion in FY 2021.
The measure must still pass in both chambers of Congress and be signed into law by the President. Until the budget agreement becomes law, U.S. defense spending in FY 2020 and FY 2021 remains subject to the statutory spending limits established by the BCA of $576 billion (including approximately $550 billion for DoD) for FY 2020 with a modest increase to $590 billion (including approximately $563 billion for DoD) in FY 2021. Additionally, it is possible the U.S. Government will reach the debt ceiling in early September 2019, requiring an increase or suspension of the debt limit in order avoid a potential default on federal payments. As a result, budget uncertainty continues until the budget and debt limit agreement is codified in law. If Congress is unable to reach a timely agreement on full year appropriations for FY 2020, there is a risk of future government shutdowns or funding under a continuing resolution. See also the discussion of U.S. Government funding risks within Item 1A - Risk Factors included in our 2018 Form 10-K.
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

The following discussions of comparative results among periods should be reviewed in this context. All per share amounts cited in these discussions are presented on a “per diluted share” basis, unless otherwise noted. Our consolidated results of operations were as follows (in millions, except per share data):

	Quarters Ended		Six Months Ended
	June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018
Net sales	$14,427	$13,398	$28,763	$25,033
Cost of sales	(12,434)	(11,645)	(24,582)	(21,622)
Gross profit	1,993	1,753	4,181	3,411
Other income, net	15	42	110	109
Operating profit	2,008	1,795	4,291	3,520
Interest expense	(163)	(165)	(334)	(320)
Other non-operating expense, net	(162)	(210)	(329)	(420)
Earnings before income taxes	1,683	1,420	3,628	2,780
Income tax expense	(263)	(257)	(504)	(460)
Net earnings	$1,420	$1,163	$3,124	$2,320
Diluted earnings per common share	$5.00	$4.05	$11.00	$8.07
Certain amounts reported in other income, net, primarily our share of earnings or losses from equity method investees, are included in the operating profit of our business segments. Accordingly, such amounts are included in the discussion of our business segment results of operations.
Net Sales
We generate sales from the delivery of products and services to our customers. Our consolidated net sales were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018
Products	$12,003	$11,150	$23,973	$20,912
% of total net sales	83.2%	83.2%	83.3%	83.5%
Services	2,424	2,248	4,790	4,121
% of total net sales	16.8%	16.8%	16.7%	16.5%
Total net sales	$14,427	$13,398	$28,763	$25,033
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
Product Sales
Product sales increased $853 million, or 8%, during the quarter ended June 30, 2019 compared to the same period in 2018. The increase in product sales was primarily due to higher product sales of approximately $250 million at both MFC and Space and $230 million at Aeronautics. Higher product sales at MFC were primarily due to increased volume for tactical and strike missile programs (primarily precision fires, classified programs and new hypersonic missile programs). The increase at Space was primarily due to higher volume for government satellite programs (primarily Next Generation Overhead Persistent Infrared (Next Gen OPIR) and Global Positioning System (GPS) III). The increase in product sales at Aeronautics was primarily due to higher production volume for the F-35 program.

Product sales increased $3.1 billion, or 15%, during the six months ended June 30, 2019 compared to the same period in 2018. The increase in product sales was primarily due to higher product sales of approximately $1.3 billion at Aeronautics, $815 million at MFC and $530 million at Space. The increase in product sales at Aeronautics was primarily due to higher production volume for the F-35 program. The increase at MFC was primarily due to increased volume for tactical and strike missile programs (primarily precision fires, classified programs and new hypersonic missile programs) and contract mix and increased volume for integrated air and missile defense programs (primarily Terminal High Altitude Area Defense (THAAD) and Patriot Advanced Capability-3 (PAC-3)). The increase at Space was primarily due to higher volume for government satellite programs (primarily Next Gen OPIR and GPS III).
Service Sales
Service sales increased $176 million, or 8%, during the quarter ended June 30, 2019 compared to the same period in 2018. The increase in service sales was primarily due to higher service sales of approximately $85 million at RMS and $70 million at MFC. The increase in service sales at RMS was primarily due to increased volume for integrated warfare systems and sensors (IWSS) and various training and logistics solutions programs. Higher services sales at MFC were primarily due to higher volume for sensors and global sustainment programs (primarily Special Operations Forces Global Logistics Support Services (SOF GLSS)).
Service sales increased $669 million, or 16%, during the six months ended June 30, 2019 compared to the same period in 2018. The increase in service sales was primarily due to higher service sales of approximately $280 million at RMS, $180 million at MFC and $160 million at Aeronautics. The increase in service sales at RMS was primarily due to increased volume for IWSS and various training and logistics solutions programs. The increase in service sales at MFC was primarily attributable to increased volume for sensors and global sustainment programs (primarily SOF GLSS) and higher sustainment volume for the PAC-3 program. Higher service sales at Aeronautics were primarily due to higher sustainment volume for the F-35 program and higher volume on modernization and sustainment for the F-22 program.
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

	Quarters Ended		Six Months Ended
	June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018
Cost of sales – products	$(10,674)	$(9,993)	$(21,299)	$(18,690)
% of product sales	88.9%	89.6%	88.8%	89.4%
Cost of sales – services	(2,194)	(1,967)	(4,241)	(3,656)
% of service sales	90.5%	87.5%	88.5%	88.7%
Severance and restructuring charges	—	(96)	—	(96)
Other unallocated, net	434	411	958	820
Total cost of sales	$(12,434)	$(11,645)	$(24,582)	$(21,622)
The following discussion of material changes in our consolidated cost of sales for products and services should be read in tandem with the preceding discussion of changes in our consolidated net sales and our business segment results of operations. Except for potential impacts to our programs, including the F-35 program, resulting from U.S. Government actions related to Turkey, we have not identified any developing trends in cost of sales for products and services that would have a material impact on our future operations (see “Other Matters” discussion below for further discussion.
Product Costs
Product costs increased $681 million, or 7%, during the quarter ended June 30, 2019 compared to the same period in 2018. The increase in product costs was primarily due to higher product costs of approximately $210 million at MFC, $205 million at Space and $190 million at Aeronautics. Higher product costs at MFC were primarily due to increased volume for tactical and strike missile programs (primarily precision fires, classified programs and new hypersonic missile programs). The increase in product costs at Space was primarily attributable to higher volume for government satellite programs (primarily Next Gen OPIR and GPS III). Higher product costs at Aeronautics were primarily due to higher production volume for the F-35 program.
Product costs increased $2.6 billion, or 14%, during the six months ended June 30, 2019 compared to the same period in 2018. The increase in product costs was primarily due to higher product costs of approximately $1.2 billion at Aeronautics, $630 million at MFC and $430 million at RMS. The increase in product costs at Aeronautics was primarily due to higher production volume for the F-35 program. The increase in product costs at MFC was primarily due to increased volume for tactical and strike missile programs (primarily precision fires, classified programs and new hypersonic missile programs) and contract mix and increased volume for integrated air and missile defense programs (primarily THAAD and PAC-3). The increase in product costs at RMS was primarily due to higher volume for IWSS programs, a charge for a ground-based radar program, and higher volume for Sikorsky helicopter programs.
Service Costs
Service costs increased $227 million, or 12%, during the quarter ended June 30, 2019 compared to the same period in 2018. The increase in service costs was primarily due to higher service costs of approximately $110 million at RMS and $70 million at MFC. The increase in service costs at RMS was primarily due to increased volume for IWSS and various training and logistics solutions programs. Higher services costs at MFC were primarily due to higher volume for sensors and global sustainment programs (primarily SOF GLSS).
Service costs increased $585 million, or 16%, during the six months ended June 30, 2019 compared to the same period in 2018. The increase in service costs was primarily due to higher service costs of approximately $235 million for RMS, $160 million for MFC and $140 million for Aeronautics. The increase in service costs at RMS was primarily due to increased volume for IWSS and various training and logistics solutions programs. The increase in service costs at MFC was primarily attributable to increased volume for sensors and global sustainment programs (primarily SOF GLSS) and higher sustainment volume for the PAC-3 program. Higher service costs at Aeronautics were primarily due to higher sustainment volume for the F-35 program and higher volume on modernization and sustainment for the F-22 program.
Other Unallocated, Net
Other unallocated, net primarily includes the FAS/CAS operating adjustment (which represents the difference between CAS pension cost recorded in our business segment’s results of operations and the service cost component of FAS pension expense), stock-based compensation expense and other corporate costs. These items are not allocated to the business segments and, therefore, are excluded from cost of sales for products and services. Other unallocated, net reduced cost of sales by $434 million and $958 million during the quarter and six months ended June 30, 2019 compared to $411 million and $820 million during the quarter and six months ended June 24, 2018. Other unallocated, net during the quarter and six months ended June 30, 2019 was higher primarily due to an increase in our FAS/CAS operating adjustment (see “Business Segment Results of Operations” discussion below for more detail).
Other Income, Net
Other income, net primarily includes our share of earnings or losses from equity method investees. During the quarter and six months ended June 30, 2019, other income, net was $15 million and $110 million compared to $42 million and $109 million during the quarter and six months ended June 24, 2018. The decrease during the quarter ended June 30, 2019 was primarily attributable to decreased earnings generated by equity method investees. During the six months ended June 30, 2019, we recognized a previously deferred gain of approximately $51 million ($38 million, or $0.13 per share, after tax) related to properties sold in 2015 as a result of completing our remaining obligations, which was offset by lower earnings generated by equity method investees.
Other Non-operating Expense, Net
Other non-operating expense, net primarily includes the non-service cost components of FAS pension and other postretirement benefit plan expense (i.e., interest cost, expected return on plan assets, net actuarial gains or losses, and amortization of prior service cost or credits). During the quarter and six months ended June 30, 2019, other non-operating expense, net was $162 million and $329 million compared to $210 million and $420 million during the quarter and six months ended June 24, 2018. The decrease during the quarter and six months ended June 30, 2019 was primarily due to a reduction in non-service FAS pension expense for our qualified defined benefit pension plans.

Income Tax Expense
Our effective income tax rates were 15.6% and 13.9% for the quarter and six months ended June 30, 2019, and 18.1% and 16.5% for the quarter and six months ended June 24, 2018. The rates for the quarter and six months ended June 30, 2019 benefited from additional tax deductions based on proposed tax regulations released on March 4, 2019, which clarified that FMS sales qualify for foreign derived intangible income treatment. Approximately $65 million, or $0.23 per share, of this benefit was recorded discretely during the first quarter of 2019 because it related to the prior year. The rates for all periods benefited from tax deductions for dividends paid to our defined contribution plans with an employee stock ownership plan feature, tax deductions for foreign derived intangible income related to commercial sales, tax deductions for employee equity awards, and the research and development tax credit.
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
Net Earnings
We reported net earnings of $1.4 billion ($5.00 per share) and $3.1 billion ($11.00 per share) during the quarter and six months ended June 30, 2019, compared to $1.2 billion ($4.05 per share) and $2.3 billion ($8.07 per share) during the quarter and six months ended June 24, 2018. Both net earnings and earnings per share were affected by the factors mentioned above. Earnings per share also benefited from a net decrease of approximately 2.4 million shares outstanding from June 24, 2018 to June 30, 2019 as a result of share repurchases, partially offset by share issuance under our stock-based awards and certain defined contribution plans.
BUSINESS SEGMENT RESULTS OF OPERATIONS
We operate in four business segments: Aeronautics, MFC, RMS and Space. We organize our business segments based on the nature of the products and services offered.
Net sales and operating profit of our business segments exclude intersegment sales, cost of sales, and profit as these activities are eliminated in consolidation. Business segment operating profit includes our share of earnings or losses from equity method investees as the operating activities of the equity method investees are closely aligned with the operations of our business segments.
Business segment operating profit also excludes the FAS/CAS operating adjustment described below, a portion of corporate costs not considered allowable or allocable to contracts with the U.S. Government under the applicable U.S. government cost accounting standards (CAS) or federal acquisition regulations (FAR), and other items not considered part of management’s evaluation of segment operating performance such as a portion of management and administration costs, legal fees and settlements, environmental costs, stock-based compensation expense, retiree benefits, significant severance actions, significant asset impairments, gains or losses from significant divestitures, and other miscellaneous corporate activities.
Excluded items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. See “Note 11 – Other” for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018
Net sales
Aeronautics	$5,550	$5,321	$11,134	$9,719
Missiles and Fire Control	2,411	2,085	4,761	3,762
Rotary and Mission Systems	3,768	3,566	7,530	6,789
Space	2,698	2,426	5,338	4,763
Total net sales	$14,427	$13,398	$28,763	$25,033
Operating profit
Aeronautics	$592	$572	$1,177	$1,046
Missiles and Fire Control	327	279	744	540
Rotary and Mission Systems	347	341	726	652
Space	288	274	622	538
Total business segment operating profit	1,554	1,466	3,269	2,776
Unallocated items
FAS/CAS operating adjustment (a)	512	451	1,024	902
Stock-based compensation	(67)	(60)	(104)	(98)
Severance and restructuring charges (b)	—	(96)	—	(96)
Other, net	9	34	102	36
Total unallocated items	454	329	1,022	744
Total consolidated operating profit	$2,008	$1,795	$4,291	$3,520

(a)
The FAS/CAS operating adjustment represents the difference between the service cost component of FAS pension expense and total pension costs recoverable on U.S. Government contracts as determined in accordance with CAS.

(b)
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

Our total net FAS/CAS pension adjustment for the quarters and six months ended June 30, 2019 and June 24, 2018, including the service and non-service cost components of FAS pension expense for our qualified defined benefit pension plans, were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018
Total FAS expense and CAS costs
FAS pension expense	$(273)	$(357)	$(546)	$(713)
Less: CAS pension cost	641	609	1,282	1,217
Net FAS/CAS pension adjustment	$368	$252	$736	$504

Service and non-service cost reconciliation
FAS pension service cost	$(129)	$(158)	$(258)	$(315)
Less: CAS pension cost	641	609	1,282	1,217
FAS/CAS operating adjustment	512	451	1,024	902
Non-operating FAS pension cost(a)	(144)	(199)	(288)	(398)
Net FAS/CAS pension adjustment	$368	$252	$736	$504

(a)
The non-service cost components of net periodic benefit cost relate only to our qualified defined benefit pension plans. In addition to the non-service cost components in the table above, we incurred similar costs for our other postretirement benefit plans of $27 million and $57 million for the quarter and six months ended June 30, 2019 and $16 million and $33 million for the quarter and six months ended June 24, 2018.

We recover CAS pension and other postretirement benefit plan cost through the pricing of our products and services on U.S. Government contracts and, therefore, recognize CAS cost in each of our business segment’s net sales and cost of sales. Our consolidated financial statements must present FAS pension and other postretirement benefit plan expense calculated in accordance with FAS requirements under U.S. GAAP. The operating portion of the net FAS/CAS pension adjustment represents the difference between the service cost component of FAS pension expense and total CAS pension cost. The non-service FAS pension cost components are included in other non-operating expense, net in our consolidated statements of earnings. The net FAS/CAS pension adjustment increases or decreases CAS pension cost to equal total FAS pension cost (both service and non-service).
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

As previously disclosed, we are responsible for a program to design, develop and construct a ground-based radar at our RMS business segment. The program has experienced performance issues for which we have periodically accrued reserves. As of June 30, 2019, cumulative losses remained at approximately $195 million on this program. We may continue to experience issues related to customer requirements and our performance under this contract and have to record additional charges. However, based on the losses previously recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our operating results or financial condition.
As previously disclosed in our 2018 Form 10-K, we have two commercial satellite programs at our Space business segment for which we have experienced performance issues related to the development and integration of a modernized LM 2100 satellite platform. These programs are for the delivery of three satellites in total, including one that launched in February 2019 and one that launched in April 2019. We have periodically revised our estimated costs to complete these developmental commercial programs. As of June 30, 2019, cumulative losses remained at approximately $410 million for these programs. While these losses reflect our estimated total losses on the programs, we will continue to incur unrecoverable general and administrative costs each period until we complete the contract for the third satellite. While we have launched two satellites from one program, the third satellite remains developmental and further challenges in the delivery and integration of new satellite technology, anomalies discovered during system testing requiring repair or rework, further schedule delays, and penalties could require that we record additional loss reserves, which could be material to our operating results. We are late to the contract delivery schedule for the third satellite. If we are not able to deliver the third satellite by the contract termination date, the customer could seek to exercise a termination right under the contract, in which case we would have to refund the payments we have received and pay certain penalties. However, we believe that it is not probable that the customer will seek to exercise any termination rights.
As previously disclosed in our 2018 Form 10-K, we are responsible for designing, developing and installing an upgraded turret for the Warrior Capability Sustainment Program at our MFC business segment. As of June 30, 2019, cumulative losses remained at approximately $140 million. We may continue to experience issues related to customer requirements and our performance under this contract and have to record additional reserves. However, based on the losses already recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our operating results or financial condition.
Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit by approximately $420 million and $985 million during the quarter and six months ended June 30, 2019 and $465 million and $885 million during the quarter and six months ended June 24, 2018.
Aeronautics
Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018
Net sales	$5,550	$5,321	$11,134	$9,719
Operating profit	592	572	1,177	1,046
Operating margin	10.7%	10.7%	10.6%	10.8%
Aeronautics’ net sales during the quarter ended June 30, 2019 increased $229 million, or 4%, compared to the same period in 2018. The increase was primarily attributable to higher net sales of approximately $205 million for the F-35 program due to increased volume on production, development and sustainment contracts.
Aeronautics’ operating profit during the quarter ended June 30, 2019 increased $20 million, or 3%, compared to the same period in 2018. Operating profit increased approximately $15 million for the F-35 program due to increased recurring volume on higher margin production contracts, partially offset by lower risk retirements on production and sustainment contracts. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were $25 million lower during the quarter ended June 30, 2019 to the same period in 2018.
Aeronautics’ net sales during the six months ended June 30, 2019 increased $1.4 billion, or 15% compared to the same period in 2018. The increase was primarily attributable to higher net sales of approximately $1.1 billion for the F-35 program due to increased volume on production, sustainment and development contracts; about $170 million for classified development programs due to higher volume; and about $65 million for the F-22 program due to higher volume on modernization and sustainment programs.
Aeronautics’ operating profit during the six months ended June 30, 2019 increased $131 million, or 13%, compared to the same period in 2018. Operating profit increased approximately $120 million for the F-35 program due to increased recurring volume on higher margin production contracts. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were $30 million lower during the six months ended June 30, 2019 to the same period in 2018.
We currently expect Aeronautics’ 2019 net sales to increase in the low-double digit percentage range as compared to 2018 driven by the increased volume on the F-35 program. Operating profit is also expected to increase in the low-double digit percentage range, resulting in comparable operating profit margins in 2019 as compared to 2018.
Missiles and Fire Control
Summary operating results for our MFC business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018
Net sales	$2,411	$2,085	$4,761	$3,762
Operating profit	327	279	744	540
Operating margin	13.6%	13.4%	15.6%	14.4%
MFC’s net sales during the quarter ended June 30, 2019 increased $326 million, or 16%, compared to the same period in 2018. The increase was primarily attributable to higher net sales of approximately $195 million for tactical and strike missile programs due to increased volume (primarily precision fires, new hypersonic missile programs and classified programs); and about $100 million for sensors and global sustainment programs due to increased volume (primarily SOF GLSS and Apache).
MFC’s operating profit during the quarter ended June 30, 2019 increased $48 million, or 17%, compared to the same period in 2018. Operating profit increased approximately $35 million for sensors and global sustainment programs due to $65 million of charges recorded in the second quarter of 2018 which did not recur for performance matters on the Warrior Capability Sustainment Program and higher volume (primarily SOF GLSS and Apache), partially offset by current period charges of $30 million for performance matters on an international military program and lower risk retirements (primarily Low Altitude Navigation and Targeting Infrared for Night (LANTIRN®) and Sniper Advanced Targeting Pod (SNIPER®)); and about $15 million for tactical and strike missile programs due to higher volume (primarily precision fires). Adjustments not related to volume, including net profit booking rate adjustments and other matters, were comparable during the quarter ended June 30, 2019 to the same period in 2018.
MFC’s net sales during the six months ended June 30, 2019 increased $1.0 billion, or 27%, compared to the same period in 2018. The increase was primarily attributable to higher net sales of approximately $490 million for tactical and strike missile programs due to increased volume (primarily precision fires, new hypersonic missile programs and classified programs); about $255 million for integrated air and missile defense programs due to contract mix and increased volume (primarily PAC-3 and THAAD); and about $240 million for sensors and global sustainment programs due to increased volume (primarily SOF GLSS and Apache).
MFC’s operating profit during the six months ended June 30, 2019 increased $204 million, or 38%, compared to the same period in 2018. Operating profit increased approximately $80 million for integrated air and missile defense programs due to contract mix, higher volume and higher risk retirements (primarily PAC-3 and THAAD); about $70 million for tactical and strike missile programs due to higher volume and higher risk retirements (primarily precision fires); and about $65 million for sensors and global sustainment programs due to $85 million of charges recorded in the six months ended June 24, 2018 which did not recur for performance matters on the Warrior Capability Sustainment Program and higher volume (primarily SOF GLSS and Apache), partially offset by current period charges of $30 million for performance matters on an international military program and lower risk retirements (primarily LANTIRN and SNIPER). Adjustments not related to volume, including net profit booking rate adjustments and other matters, were $55 million higher during the six months ended June 30, 2019 compared to the same period in 2018.

We currently expect MFC’s net sales to increase in the low-double digit percentage range in 2019 as compared to 2018 driven by increased revenue from recent contract awards and higher volume in the tactical and strike missiles business and air and missile defense. Operating profit is also expected to increase in the low-double digit percentage range in 2019 as compared to 2018 driven by the increase in sales volume. Operating profit margin for 2019 is expected to be slightly lower than 2018 levels.
Rotary and Mission Systems
Summary operating results for our RMS business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018
Net sales	$3,768	$3,566	$7,530	$6,789
Operating profit	347	341	726	652
Operating margin	9.2%	9.6%	9.6%	9.6%
RMS’ net sales during the quarter ended June 30, 2019 increased $202 million, or 6%, compared to the same period in 2018. The increase was primarily attributable to higher net sales of approximately $190 million for IWSS programs due to higher volume (primarily Multi Mission Surface Combatant, Littoral Combat Ship (LCS), and Aegis Combat System (Aegis)) and about $95 million for various training and logistics solutions (TLS) programs due to higher volume. These increases were partially offset by a decrease of approximately $115 million for Sikorsky helicopter programs due to lower volume (primarily Black Hawk production, the combat rescue helicopter program and commercial aircraft services).
RMS’ operating profit during the quarter ended June 30, 2019 was comparable to the same period in 2018. Operating profit increased approximately $60 million for IWSS programs due to higher risk retirements (primarily Radar Surveillance Systems, Aegis and LCS). This increase was partially offset by a decrease of $60 million for TLS programs due to a $60 million charge for an army sustainment program. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were about $40 million lower during the quarter ended June 30, 2019 compared to the same period during 2018.
RMS’ net sales during the six months ended June 30, 2019 increased $741 million, or 11%, compared to the same period in 2018. The increase was primarily attributable to higher net sales of approximately $485 million for IWSS programs due to higher volume (primarily Radar Surveillance Systems, Multi Mission Surface Combatant, LCS and Aegis); about $155 million for various TLS programs due to higher volume; and about $55 million for Sikorsky helicopter programs due to higher volume (primarily military aircraft services and international military aircraft production programs) partially offset by lower volume (primarily Black Hawk production and commercial aircraft services).
RMS’ operating profit during the six months ended June 30, 2019 increased $74 million, or 11%, compared to the same period in 2018. Operating profit increased approximately $90 million for IWSS programs due to higher risk retirements (primarily Radar Surveillance Systems and Aegis); about $20 million for C6ISR (command, control, communications, computers, cyber, combat systems, intelligence, surveillance, and reconnaissance) programs due to lower charges for various programs; and about $20 million for Sikorsky helicopter programs primarily due to higher volume on international military aircraft production programs and better cost performance across the portfolio, partially offset by lower margin contracts for helicopter development programs. These increases were partially offset by a decrease of $55 million for TLS programs due to $70 million in charges for an army sustainment program. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were $10 million lower during the six months ended June 30, 2019 compared to the same period during 2018.
We currently expect RMS’ 2019 net sales to increase in the mid-single digit percentage range compared to 2018 levels driven by TLS, IWSS and C6ISR sales volume. Operating profit is also expected to increase in the mid-single digit percentage range in 2019 compared to 2018 levels. Operating profit margin for 2019 is expected to be comparable to 2018 levels.

Space
Summary operating results for our Space business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018
Net sales	$2,698	$2,426	$5,338	$4,763
Operating profit	288	274	622	538
Operating margin	10.7%	11.3%	11.7%	11.3%
Space’s net sales during the quarter ended June 30, 2019 increased $272 million, or 11%, compared to the same period in 2018. The increase was primarily attributable to higher net sales of approximately $170 million for government satellite programs due to higher volume (primarily Next Gen OPIR; GPS III; and government satellite services) and about $70 million for strategic and missile defense programs due to higher volume (primarily hypersonic programs).
Space’s operating profit during the quarter ended June 30, 2019 increased $14 million, or 5%, compared to the same period in 2018. Operating profit increased approximately $35 million for commercial satellite programs, which reflect a lower amount of charges recorded for performance matters; and about $30 million for government satellite programs due to higher volume (primarily GPS III and government satellite services) and higher risk retirements (primarily Advanced Extremely High Frequency (AEHF) and GPS III). These increases were partially offset by a decrease of approximately $35 million due to lower equity earnings for ULA driven by fewer launches and about $20 million for strategic and missile defense programs due to lower risk retirements (primarily Fleet Ballistic Missiles). Adjustments not related to volume, including net profit booking rate adjustments and other matters, were about $15 million higher during the quarter ended June 30, 2019 compared to the same period in 2018.
Space’s net sales during the six months ended June 30, 2019 increased $575 million, or 12%, compared to the same period in 2018. The increase was primarily attributable to higher net sales of approximately $430 million for government satellite programs due to higher volume (primarily Next Gen OPIR; GPS III; and government satellite services); about $75 million for strategic and missile defense programs due to higher volume (primarily hypersonic programs); and about $60 million due to higher volume on the Orion program.
Space’s operating profit during the six months ended June 30, 2019 increased $84 million, or 16%, compared to the same period in 2018. Operating profit increased approximately $95 million for government satellite programs due to higher risk retirements (primarily AEHF and GPS III) and higher volume (primarily GPS III and government satellite services); and about $40 million for commercial satellite programs, which reflect a lower amount of charges recorded for performance matters. These increases were partially offset by a decrease of approximately $55 million due to lower equity earnings for ULA driven by fewer launches. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were $85 million higher during the six months ended June 30, 2019 compared to the same period in 2018.
We currently expect Space's 2019 net sales to increase in the high-single digit percentage range compared to 2018 levels driven by Military Space and hypersonics. Operating profit in 2019 is expected to increase in the mid-single digit percentage range as compared to 2018 driven by AEHF performance. Operating profit margin in 2019 is expected to decrease from 2018 levels due to lower ULA equity earnings.
Total equity earnings recognized by Space (primarily ULA) represented approximately $15 million, or 5% and $80 million, or 13%, of Space’s operating profit during the quarter and six months ended June 30, 2019, compared to approximately $50 million, or 18% and $135 million, or 25%, during the quarter and six months ended June 24, 2018.
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

We have generated strong operating cash flows, which have been the primary source of funding for our operations, capital expenditures, debt service and repayments, dividends, share repurchases and postretirement benefit plan contributions. The total remaining authorization for future common share repurchases under our share repurchase program was $2.5 billion as of June 30, 2019.
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
The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	Six Months Ended
	June 30, 2019	June 24, 2018
Cash and cash equivalents at beginning of year	$772	$2,861
Operating activities
Net earnings	3,124	2,320
Non-cash adjustments	618	760
Changes in working capital	(1,108)	(1,057)
Other, net	697	(1,463)
Net cash provided by operating activities	3,331	560
Net cash used for investing activities	(508)	(329)
Net cash used for financing activities	(2,428)	(1,911)
Net change in cash and cash equivalents	395	(1,680)
Cash and cash equivalents at end of period	$1,167	$1,181
Operating Activities
Net cash provided by operating activities increased $2.8 billion during the six months ended June 30, 2019 compared to the same period in 2018. The increase in cash was largely driven by cash contributions of $3.5 billion made during the six months ended June 24, 2018 to our qualified defined benefit pension plans. During the six months ended June 30, 2019 we made cash tax payments of $474 million compared to receiving net tax refunds of $406 million during the six months ended June 24, 2018. Cash used for working capital during the six months ended June 30, 2019 was comparable to the prior year.
Investing Activities
Net cash used for investing activities increased during the six months ended June 30, 2019, compared to the same period in 2018 primarily due to approximately $105 million of cash received during the first quarter of 2018 as part of the final settlement of net working capital in connection with the 2016 divestiture of our Information Systems and Global Solutions business and an increase in cash used for capital expenditures. Capital expenditures totaled $533 million and $480 million during the six months ended June 30, 2019 and June 24, 2018. The majority of our capital expenditures were for equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.
Financing Activities
Net cash used for financing activities was $2.4 billion during the six months ended June 30, 2019, compared to $1.9 billion during the same period in 2018. Net cash used for financing activities during the six months ended June 30, 2019 and June 24, 2018 was primarily driven by dividend payments and share repurchases. During the six months ended June 30, 2019 we also made net repayments of $600 million for commercial paper.

During the six months ended June 30, 2019 and June 24, 2018, we paid dividends totaling $1.3 billion ($4.40 per share) and $1.2 billion ($4.00 per share). In addition, we repurchased 1.6 million shares of our common stock during the six months ended June 30, 2019 for $500 million. During the six months ended June 24, 2018 we repurchased 1.9 million shares of our common stock for $623 million, of which $13 million was settled subsequent to the end of the second quarter.
Capital Resources

At June 30, 2019, we held cash and cash equivalents of $1.2 billion that was generally available to fund ordinary business operations without significant legal, regulatory, or other restrictions.

At June 30, 2019, we also had a $2.5 billion revolving credit facility (the 5-year Facility) with various banks that is available for general corporate purposes. The undrawn portion of the 5-year Facility also serves as a backup facility for the issuance of commercial paper. The total amount outstanding at any point in time under the combination of our commercial paper program and the credit facility cannot exceed the amount of the 5-year Facility. We may request and the banks may grant, at their discretion, an increase in the borrowing capacity under the 5-year Facility of up to an additional $500 million. There were no borrowings outstanding under the 5-year Facility at June 30, 2019.

We have agreements in place with financial institutions to provide for the issuance of commercial paper. The outstanding balance of commercial paper can fluctuate daily and the amount outstanding during the period may be greater than or less than the amount reported at the end of the period. During the six months ended June 30, 2019, we borrowed and fully repaid amounts under our commercial paper program. There were no commercial paper borrowings outstanding as of June 30, 2019. As of December 31, 2018, we had $600 million of commercial paper borrowings with a weighted average rate of 2.89% outstanding. All of our commercial paper borrowings had maturities of up to three months or less from the date of issuance. We may, as conditions warrant, continue to issue commercial paper backed by our credit facility to manage the timing of cash flows.
Our outstanding debt, net of unamortized discounts and issuance costs, was $13.5 billion as of June 30, 2019 and mainly is in the form of publicly-issued notes that bear interest at fixed rates. As of June 30, 2019, we had $900 million of short-term borrowings due within one year, consisting of debt scheduled to mature in November 2019. As of June 30, 2019, we were in compliance with all covenants contained in our debt and credit agreements. There were no material changes during the quarter or six months ended June 30, 2019 to our contractual commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2018 Form 10‑K that were outside the ordinary course of our business.
On occasion, our customers may seek deferred payment terms to purchase our products. In connection with these transactions, we may, at our customer’s request, enter into arrangements for the non-recourse sale of customer receivables to unrelated third–party financial institutions. For accounting purposes, these transactions are not discounted and are treated as a sale of receivables as we have no continuing involvement. The sale proceeds from the financial institutions are reflected in our operating cash flows on the statement of cash flows. We sold customer receivables of $96 million and $200 million during the quarter and six months ended June 30, 2019 and $124 million and $227 million during the quarter and six months ended June 24, 2018. There were no gains or losses related to sales of these receivables.
Our total equity was $2.9 billion at June 30, 2019, an increase of $1.4 billion from December 31, 2018. The increase was primarily attributable to net earnings of $3.1 billion and amortization of $454 million in pension and other postretirement benefit plan expense. These increases were partially offset by dividends declared of $1.9 billion and the repurchase of 1.6 million shares for $500 million. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings. Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess purchase price over par value of $278 million recorded as a reduction of retained earnings during the six months ended June 30, 2019.

OTHER MATTERS
Status of the F-35 Program
The F-35 program consists of multiple production contracts, sustainment activities, and new development efforts. During the six months ended June 30, 2019, we delivered 55 aircraft to our U.S. and international partners, resulting in total deliveries of 412 production aircraft as of June 30, 2019. We have 341 production aircraft in backlog as of June 30, 2019, including orders from our international partners. Production of the aircraft is expected to continue for many years given the U.S. Government’s current inventory objective of 2,456 aircraft for the U.S. Air Force, U.S. Marine Corps, and U.S. Navy; commitments from our eight international partners and three international customers; as well as expressions of interest from other countries.
The U.S. Government has suspended Turkey’s participation in the F-35 program and has initiated the process to formally remove it from the program. Additionally, Turkey could be subject to U.S. sanctions as a result of Turkey accepting delivery of the Russian S-400 air and missile defense system. Turkey is one of the eight international partners on the F-35 program and has previously committed to purchase up to 100 F-35 aircraft and Turkish suppliers provide component parts for the program, many of which are sole-sourced. International sales of the F-35 are negotiated between the U.S. Government and international governments and Turkey’s removal from the F-35 program is a government-to-government matter. We are following official U.S. Government guidance as it relates to delivery of F-35 aircraft to Turkey and the export of goods from the Turkish supply chain. We have been working closely with the U.S. Department of Defense and supporting activities to identify and engage alternate suppliers for the component parts Turkish suppliers provide for the F-35 program to ensure continuity of production. We will also work with the U.S. Government to replace Turkey’s purchase of 100 jets with other potential new customers and/or expanded orders from existing partner countries. While we are taking actions to mitigate the effect of these issues and do not expect a significant impact to the overall program, the removal of Turkey from the F-35 program and other potential actions could impact the timing of orders, disrupt the production of the aircraft, delay delivery of aircraft, and impact funding on the program, which could affect our operating results, financial position and cash flows. For additional discussion, see Part II, Item 1A Risk Factors.
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
Goodwill and Intangible Assets
The carrying value of our Sikorsky reporting unit included goodwill of $2.7 billion, an indefinite-lived trademark intangible asset of $887 million, and finite-lived customer program intangible assets of $2.3 billion as of June 30, 2019. As of the date of our 2018 annual impairment test, we estimated that the fair value of our Sikorsky reporting unit exceeded its carrying value of goodwill by a margin of approximately 20% and the fair value of the trademark intangible asset exceeded its carrying value by a margin of approximately 5%.
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
ITEM 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2019. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of June 30, 2019.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•
economic, industry, business and political conditions including their effects on governmental policy (including government actions that disrupt our supply chain or prevent the sale or delivery of our products, such as delays in obtaining Congressional approvals for exports requiring Congressional notification to the Kingdom of Saudi Arabia, the United Arab Emirates and Turkey and the suspension of the sale of F-35 aircraft to Turkey and potential sanctions), or other trade policies or sanctions (including potential sanctions on the Kingdom of Saudi Arabia);

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
ITEM 1A. Risk Factors
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. “Item 1A. Risk Factors” of our 2018 Form 10-K describes some of the risks and uncertainties associated with our business, including U.S. Government funding, as further described in the “Industry Considerations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. These risks and uncertainties have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. Except for the risk factor discussed below, we do not believe that there have been any material changes to the risk factors disclosed in our 2018 Form 10-K.

Potential U.S. Government sanctions on Turkey and Turkey’s removal from the F-35 program could adversely impact our results of operations and cash flows.

The U.S. Government has suspended Turkey’s participation in the F-35 program and has initiated the process to formally remove it from the program. Additionally, Turkey could be subject to U.S. sanctions as a result of Turkey accepting delivery of the Russian S-400 air and missile defense system. Turkey is one of our eight international partners on the F-35 program and has previously committed to purchase up to 100 F-35 aircraft, four of which have been delivered to date to Luke Air Force Base, Arizona for pilot training. These pilot training activities have been suspended by the U.S. Government the U.S. Government has said that these four jets will remain at Luke Air Force Base. Turkish suppliers also produce component parts for the program, many of which are sole-sourced. International sales of the F-35 are negotiated between the U.S. Government and international governments and Turkey’s removal from the F-35 program is a government-to-government matter. We are following official U.S. Government guidance as it relates to delivery of F-35 aircraft to Turkey and the export of goods from the Turkish supply chain. We have been working closely with the U.S. Department of Defense and supporting activities to identify and engage alternate suppliers for the component parts Turkish suppliers produce for the F-35 program to ensure continuity of production. We will seek to replace Turkey’s purchase of 100 jets with potential new customers and/or expanded orders from existing partner countries.

While the potential effects of removing Turkey from the F-35 program and any potential U.S. sanctions cannot be determined at this time, these actions could impact the timing of orders, disrupt the production of the aircraft, delay delivery of aircraft, disrupt delivery of sustainment components produced in Turkey and impact funding on the program including the impact of any reprogramming of funds to develop alternate sources for parts made in Turkey. The imposition of sanctions on Turkey and potential reciprocal actions against the United States by Turkey could also affect other programs that include sales to Turkey or work with Turkish industry, including Sikorsky Black Hawk helicopter production that is dependent on sole-source components from Turkish suppliers and the Turkish Utility Helicopter Program. These effects could have a material impact to our operating results, financial position and cash flows. Such activity could also result in claims from our suppliers, which may include both the amount established in any settlement agreements, the costs of evaluating the supplier settlement proposals and the costs of negotiating settlement agreements. While it would be our expectation that these costs would ultimately be recovered from the U.S. Government, we have no assurance and the timing of any recovery could affect our cash flows and results of operations.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the quarter ended June 30, 2019.
The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended June 30, 2019.

Period (a)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Amount Available for Future Share Repurchases Under the Plans or Programs (b)
					(in millions)
April 1, 2019 – April 28, 2019	136,068		$300.49	136,068	$2,686
April 29, 2019 – May 26, 2019	233,919		$334.80	233,894	$2,608
May 27, 2019 – June 30, 2019	278,494		$351.26	277,279	$2,510
Total	648,481	(c)	$334.67	647,241

(a)
We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, April 28, 2019 was the last day of our April 2019 fiscal month.

(b)
In October 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. From time to time, our Board of Directors authorizes increases to our share repurchase program. The total remaining authorization for future common share repurchases under our share repurchase program was $2.5 billion as of June 30, 2019. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans, including accelerated share repurchases. The program does not have an expiration date.

(c)
During the quarter ended June 30, 2019, the total number of shares purchased included 1,240 shares that were transferred to us by employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the program.

ITEM 6. Exhibits

Exhibit No.	Description

15	Acknowledgment of Independent Registered Public Accounting Firm

31.1	Certification of Marillyn A. Hewson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Kenneth R. Possenriede pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Marillyn A. Hewson and Kenneth R. Possenriede pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: July 23, 2019	By: /s/ Brian P. Colan
Brian P. Colan
Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)