Form 10-Q
period 2019-09-29
LOCKHEED MARTIN CORP
filed 2019-10-25
CIK 936468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2019
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
Large accelerated filer ☒ Accelerated filer ☐ Non–accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 282,071,418 shares of our common stock, $1 par value per share, outstanding as of October 18, 2019.

Lockheed Martin Corporation
Form 10-Q
For the Quarterly Period Ended September 29, 2019

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Lockheed Martin Corporation
Consolidated Statements of Earnings
(unaudited; in millions, except per share data)

	Quarters Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net sales
Products	$12,728	$11,918	$36,701	$32,830
Services	2,443	2,400	7,233	6,521
Total net sales	15,171	14,318	43,934	39,351
Cost of sales
Products	(11,339)	(10,701)	(32,638)	(29,391)
Services	(2,211)	(2,070)	(6,452)	(5,726)
Severance and restructuring charges	—	—	—	(96)
Other unallocated, net	442	374	1,400	1,194
Total cost of sales	(13,108)	(12,397)	(37,690)	(34,019)
Gross profit	2,063	1,921	6,244	5,332
Other income, net	42	42	152	151
Operating profit	2,105	1,963	6,396	5,483
Interest expense	(162)	(177)	(496)	(497)
Other non-operating expense, net	(162)	(211)	(491)	(631)
Earnings before income taxes	1,781	1,575	5,409	4,355
Income tax expense	(173)	(102)	(677)	(562)
Net earnings	$1,608	$1,473	$4,732	$3,793

Earnings per common share
Basic	$5.70	$5.18	$16.77	$13.31
Diluted	$5.66	$5.14	$16.66	$13.21

Cash dividends paid per common share	$2.20	$2.00	$6.60	$6.00
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Comprehensive Income
(unaudited; in millions)

	Quarters Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net earnings	$1,608	$1,473	$4,732	$3,793
Other comprehensive income, net of tax
Recognition of previously deferred postretirement benefit plan amounts	227	300	681	900
Other, net	(41)	18	(13)	(30)
Other comprehensive income, net of tax	186	318	668	870
Comprehensive income	$1,794	$1,791	$5,400	$4,663
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Balance Sheets
(in millions, except par value)

	September 29, 2019	December 31, 2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,539	$772
Receivables, net	2,384	2,444
Contract assets	11,004	9,472
Inventories	3,474	2,997
Other current assets	402	418
Total current assets	19,803	16,103
Property, plant and equipment, net	6,240	6,124
Goodwill	10,762	10,769
Intangible assets, net	3,278	3,494
Deferred income taxes	2,912	3,208
Other noncurrent assets	6,280	5,178
Total assets	$49,275	$44,876
Liabilities and equity
Current liabilities
Accounts payable	$2,904	$2,402
Contract liabilities	6,777	6,491
Salaries, benefits and payroll taxes	2,308	2,122
Current maturities of long-term debt and commercial paper	900	1,500
Other current liabilities	2,626	1,883
Total current liabilities	15,515	14,398
Long-term debt, net	12,652	12,604
Accrued pension liabilities	11,436	11,410
Other postretirement benefit liabilities	677	704
Other noncurrent liabilities	5,058	4,311
Total liabilities	45,338	43,427
Stockholders’ equity
Common stock, $1 par value per share	281	281
Additional paid-in capital	—	—
Retained earnings	17,265	15,434
Accumulated other comprehensive loss	(13,653)	(14,321)
Total stockholders’ equity	3,893	1,394
Noncontrolling interests in subsidiary	44	55
Total equity	3,937	1,449
Total liabilities and equity	$49,275	$44,876
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Cash Flows
(unaudited; in millions)

	Nine Months Ended
	September 29, 2019	September 30, 2018
Operating activities
Net earnings	$4,732	$3,793
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	867	857
Stock-based compensation	158	148
Gain on property sale	(51)	—
Severance and restructuring charges	—	96
Changes in assets and liabilities
Receivables, net	60	(151)
Contract assets	(1,532)	(1,777)
Inventories	(477)	(172)
Accounts payable	524	1,237
Contract liabilities	286	(539)
Postretirement benefit plans	828	(3,935)
Income taxes	(117)	729
Other, net	543	635
Net cash provided by operating activities	5,821	921
Investing activities
Capital expenditures	(841)	(819)
Other, net	38	146
Net cash used for investing activities	(803)	(673)
Financing activities
Dividends paid	(1,881)	(1,725)
Repurchases of common stock	(710)	(826)
(Repayments of) proceeds from commercial paper, net	(600)	490
Other, net	(60)	(151)
Net cash used for financing activities	(3,251)	(2,212)
Net change in cash and cash equivalents	1,767	(1,964)
Cash and cash equivalents at beginning of period	772	2,861
Cash and cash equivalents at end of period	$2,539	$897
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiary	Total Equity
Balance at June 30, 2019	$281	$—	$16,408	$(13,839)	$2,850	$46	$2,896
Net earnings	—	—	1,608	—	1,608	—	1,608
Other comprehensive income, net of tax	—	—	—	186	186	—	186
Repurchases of common stock	—	(146)	(72)	—	(218)	—	(218)
Dividends declared	—	—	(679)	—	(679)	—	(679)
Stock-based awards, ESOP activity and other	—	146	—	—	146	—	146
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(2)	(2)
Balance at September 29, 2019	$281	$—	$17,265	$(13,653)	$3,893	$44	$3,937

Balance at June 24, 2018	$283	$—	$14,528	$(14,395)	$416	$63	$479
Net earnings	—	—	1,473	—	1,473	—	1,473
Other comprehensive income, net of tax	—	—	—	318	318	—	318
Repurchases of common stock	(1)	(139)	(63)	—	(203)	—	(203)
Dividends declared	—	—	(1,201)	—	(1,201)	—	(1,201)
Stock-based awards, ESOP activity and other	1	139	—	—	140	—	140
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(4)	(4)
Balance at September 30, 2018	$283	$—	$14,737	$(14,077)	$943	$59	$1,002
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiary	Total Equity
Balance at December 31, 2018	$281	$—	$15,434	$(14,321)	$1,394	$55	$1,449
Net earnings	—	—	4,732	—	4,732	—	4,732
Other comprehensive income, net of tax	—	—	—	668	668	—	668
Repurchases of common stock	(2)	(366)	(350)	—	(718)	—	(718)
Dividends declared	—	—	(2,551)	—	(2,551)	—	(2,551)
Stock-based awards, ESOP activity and other	2	366	—	—	368	—	368
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(11)	(11)
Balance at September 29, 2019	$281	$—	$17,265	$(13,653)	$3,893	$44	$3,937

Balance at December 31, 2017	$284	$—	$11,405	$(12,539)	$(850)	$74	$(776)
Net earnings	—	—	3,793	—	3,793	—	3,793
Other comprehensive income, net of tax	—	—	—	870	870	—	870
Repurchases of common stock	(3)	(300)	(523)	—	(826)	—	(826)
Dividends declared	—	—	(2,346)	—	(2,346)	—	(2,346)
Stock-based awards, ESOP activity and other	2	300	—	—	302	—	302
Reclassification of income tax effects from tax reform	—	—	2,408	(2,408)	—	—	—
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(15)	(15)
Balance at September 30, 2018	$283	$—	$14,737	$(14,077)	$943	$59	$1,002
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
We close our books and records on the last Sunday of the calendar quarter, which was on September 29 for the third quarter of 2019 and September 30 for the third quarter of 2018, to align our financial closing with our business processes. The consolidated financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods as our fiscal year ends on December 31.
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
NOTE 2 – EARNINGS PER COMMON SHARE
The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Weighted average common shares outstanding for basic computations	282.0	284.3	282.2	284.9
Weighted average dilutive effect of equity awards	1.9	2.4	1.8	2.3
Weighted average common shares outstanding for diluted computations	283.9	286.7	284.0	287.2

We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units (RSUs) and performance stock units (PSUs) and exercise of outstanding stock options based on the treasury stock method. There were no significant anti-dilutive equity awards during the quarters and nine months ended September 29, 2019 or September 30, 2018.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net sales
Aeronautics	$6,178	$5,642	$17,312	$15,361
Missiles and Fire Control	2,601	2,273	7,362	6,035
Rotary and Mission Systems	3,709	3,848	11,239	10,637
Space	2,683	2,555	8,021	7,318
Total net sales	$15,171	$14,318	$43,934	$39,351
Operating profit
Aeronautics	$665	$600	$1,842	$1,646
Missiles and Fire Control	349	332	1,093	872
Rotary and Mission Systems	342	361	1,068	1,013
Space	309	293	931	831
Total business segment operating profit	1,665	1,586	4,934	4,362
Unallocated items
FAS/CAS operating adjustment (a)	513	451	1,537	1,353
Stock-based compensation	(54)	(50)	(158)	(148)
Severance and restructuring charges (b)	—	—	—	(96)
Other, net	(19)	(24)	83	12
Total unallocated items	440	377	1,462	1,121
Total consolidated operating profit	$2,105	$1,963	$6,396	$5,483
Intersegment sales
Aeronautics	$58	$35	$147	$87
Missiles and Fire Control	107	122	372	330
Rotary and Mission Systems	530	544	1,648	1,509
Space	91	63	244	156
Total intersegment sales	$786	$764	$2,411	$2,082

(a)
The FAS/CAS operating adjustment represents the difference between the service cost component of financial accounting standards (FAS) pension expense and total pension costs recoverable on U.S. Government contracts as determined in accordance with CAS.

(b)
Unallocated items for the nine months ended September 30, 2018 include charges totaling $96 million ($76 million, or $0.26 per share, after tax) related to certain severance and restructuring actions at our RMS business segment. See “Note 11 – Other” (under the caption “Severance and Restructuring Charges”) for more information.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

Our total net FAS/CAS pension adjustment for the quarters and nine months ended September 29, 2019 and September 30, 2018, including the service and non-service cost components of FAS pension expense for our qualified defined benefit pension plans, were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Total FAS expense and CAS costs
FAS pension expense	$(274)	$(356)	$(820)	$(1,069)
Less: CAS pension cost	642	608	1,924	1,825
Net FAS/CAS pension adjustment	$368	$252	$1,104	$756

Service and non-service cost reconciliation
FAS pension service cost	$(129)	$(157)	$(387)	$(472)
Less: CAS pension cost	642	608	1,924	1,825
FAS/CAS operating adjustment	513	451	1,537	1,353
Non-operating FAS pension cost(a)	(145)	(199)	(433)	(597)
Net FAS/CAS pension adjustment	$368	$252	$1,104	$756

(a)
The non-service cost components of net periodic benefit cost relate only to our qualified defined benefit pension plans. In addition to the non-service cost components in the table above, we incurred similar costs for our other postretirement benefit plans of $30 million and $87 million for the quarter and nine months ended September 29, 2019 and $16 million and $49 million for the quarter and nine months ended September 30, 2018.

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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

Net sales by products and services, contract type, customer, and geographic region were as follows (in millions):

	Quarter Ended September 29, 2019
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$5,340	$2,172	$2,982	$2,234	$12,728
Services	838	429	727	449	2,443
Total net sales	$6,178	$2,601	$3,709	$2,683	$15,171
Net sales by contract type
Fixed-price	$4,567	$1,681	$2,536	$527	$9,311
Cost-reimbursable	1,611	920	1,173	2,156	5,860
Total net sales	$6,178	$2,601	$3,709	$2,683	$15,171
Net sales by customer
U.S. Government	$3,509	$1,995	$2,763	$2,332	$10,599
International (a)	2,631	572	804	343	4,350
U.S. commercial and other	38	34	142	8	222
Total net sales	$6,178	$2,601	$3,709	$2,683	$15,171
Net sales by geographic region
United States	$3,547	$2,029	$2,905	$2,340	$10,821
Asia Pacific	1,046	107	317	17	1,487
Europe	1,106	138	168	326	1,738
Middle East	455	318	206	—	979
Other	24	9	113	—	146
Total net sales	$6,178	$2,601	$3,709	$2,683	$15,171

	Nine Months Ended September 29, 2019
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$14,876	$6,051	$9,064	$6,710	$36,701
Services	2,436	1,311	2,175	1,311	7,233
Total net sales	$17,312	$7,362	$11,239	$8,021	$43,934
Net sales by contract type
Fixed-price	$12,777	$4,660	$7,681	$1,585	$26,703
Cost-reimbursable	4,535	2,702	3,558	6,436	17,231
Total net sales	$17,312	$7,362	$11,239	$8,021	$43,934
Net sales by customer
U.S. Government	$10,420	$5,528	$8,113	$6,900	$30,961
International (a)	6,736	1,717	2,773	1,098	12,324
U.S. commercial and other	156	117	353	23	649
Total net sales	$17,312	$7,362	$11,239	$8,021	$43,934
Net sales by geographic region
United States	$10,576	$5,645	$8,466	$6,923	$31,610
Asia Pacific	2,736	315	1,065	48	4,164
Europe	2,751	363	509	1,035	4,658
Middle East	1,127	1,003	738	15	2,883
Other	122	36	461	—	619
Total net sales	$17,312	$7,362	$11,239	$8,021	$43,934

(a)	International sales include foreign military sales (FMS) contracted through the U.S. Government and direct commercial sales to international governments and other international customers.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

	Quarter Ended September 30, 2018
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$4,799	$1,873	$3,132	$2,114	$11,918
Services	843	400	716	441	2,400
Total net sales	$5,642	$2,273	$3,848	$2,555	$14,318
Net sales by contract type
Fixed-price	$4,163	$1,536	$2,710	$534	$8,943
Cost-reimbursable	1,479	737	1,138	2,021	5,375
Total net sales	$5,642	$2,273	$3,848	$2,555	$14,318
Net sales by customer
U.S. Government	$3,700	$1,625	$2,765	$2,174	$10,264
International (a)	1,909	600	959	362	3,830
U.S. commercial and other	33	48	124	19	224
Total net sales	$5,642	$2,273	$3,848	$2,555	$14,318
Net sales by geographic region
United States	$3,733	$1,673	$2,889	$2,193	$10,488
Asia Pacific	854	126	377	8	1,365
Europe	691	112	213	324	1,340
Middle East	326	347	202	30	905
Other	38	15	167	—	220
Total net sales	$5,642	$2,273	$3,848	$2,555	$14,318

	Nine Months Ended September 30, 2018
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$13,080	$4,935	$8,753	$6,062	$32,830
Services	2,281	1,100	1,884	1,256	6,521
Total net sales	$15,361	$6,035	$10,637	$7,318	$39,351
Net sales by contract type
Fixed-price	$11,284	$4,043	$7,368	$1,394	$24,089
Cost-reimbursable	4,077	1,992	3,269	5,924	15,262
Total net sales	$15,361	$6,035	$10,637	$7,318	$39,351
Net sales by customer
U.S. Government	$9,909	$4,215	$7,729	$6,114	$27,967
International (a)	5,321	1,696	2,562	1,162	10,741
U.S. commercial and other	131	124	346	42	643
Total net sales	$15,361	$6,035	$10,637	$7,318	$39,351
Net sales by geographic region
United States	$10,040	$4,339	$8,075	$6,156	$28,610
Asia Pacific	2,394	349	1,002	62	3,807
Europe	1,877	227	592	1,082	3,778
Middle East	903	1,091	516	18	2,528
Other	147	29	452	—	628
Total net sales	$15,361	$6,035	$10,637	$7,318	$39,351

(a)	International sales include foreign military sales (FMS) contracted through the U.S. Government and direct commercial sales to international governments and other international customers.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented approximately 28% and 27% of our total consolidated net sales for the quarter and nine months ended September 29, 2019 and 27% and 26% of our total consolidated net sales for the quarter and nine months ended September 30, 2018.
Total assets for each of our business segments were as follows (in millions):

	September 29, 2019	December 31, 2018
Assets
Aeronautics	$10,441	$8,435
Missiles and Fire Control	5,276	5,017
Rotary and Mission Systems	18,843	18,333
Space	5,821	5,445
Total business segment assets	40,381	37,230
Corporate assets (a)	8,894	7,646
Total assets	$49,275	$44,876

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

	September 29, 2019	December 31, 2018
Contract assets	$11,004	$9,472
Contract liabilities	6,777	6,491
Contract assets increased $1.5 billion during the nine months ended September 29, 2019, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the nine months ended September 29, 2019 for which we have not yet billed our customers. There were no significant impairment losses related to our contract assets during the quarters and nine months ended September 29, 2019 and September 30, 2018.
Contract liabilities increased $286 million during the nine months ended September 29, 2019, primarily due to payments received in advance of our satisfaction or partial satisfaction of these performance obligations. During the quarter and nine months ended September 29, 2019, we recognized $688 million and $3.6 billion of our contract liabilities at December 31, 2018 as revenue. During the quarter and nine months ended September 30, 2018, we recognized $711 million and $3.4 billion of our contract liabilities at December 31, 2017 as revenue.
NOTE 5 – INVENTORIES
Inventories consisted of the following (in millions):

	September 29, 2019	December 31, 2018
Materials, spares and supplies	$460	$446
Work-in-process	2,696	2,161
Finished goods	318	390
Total inventories	$3,474	$2,997

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

Costs incurred to fulfill a customer contract in advance of the contract being awarded are included in inventories as work-in-process if we determine that those costs relate directly to a customer contract or to an anticipated customer contract that we can specifically identify and contract award is probable, the costs generate or enhance resources that will be used in satisfying performance obligations, and the costs are recoverable (referred to as pre-contract costs). Pre-contract costs that are initially capitalized in inventory are generally recognized as cost of sales consistent with the transfer of products and services to the customer upon the receipt of the anticipated contract. All other pre-contract costs, including start-up costs, are expensed as incurred. As of September 29, 2019 and December 31, 2018, $585 million and $443 million of pre-contract costs were included in inventory.
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
Both the ROU operating lease asset and liability are recognized as of the lease commencement date at the present value of the lease payments over the lease term. Most of our leases do not provide an implicit rate that can readily be determined. Therefore, we use a discount rate based on our incremental borrowing rate, which is determined using our credit rating and information available as of the commencement date. ROU operating lease assets include lease payments made at or before the lease commencement date, net of any lease incentives.
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
Generally, we enter into operating lease agreements for facilities, land and equipment. Our ROU operating lease assets were $984 million at September 29, 2019. Operating lease liabilities were $1.1 billion, of which $818 million were classified as noncurrent, at September 29, 2019. New ROU operating lease assets and liabilities entered into during the nine months ended September 29, 2019 were $124 million. The weighted average remaining lease term and discount rate for our operating leases were approximately 8.6 years and 3.3% at September 29, 2019.
During the quarter and nine months ended September 29, 2019, we recognized operating lease expense of $59 million and $179 million. During the quarter and nine months ended September 30, 2018, we recognized operating lease expense of $63 million and $183 million. In addition, we made cash payments of $169 million for operating leases during the nine months ended September 29, 2019, which are included in cash flows from operating activities in our consolidated statement of cash flows.

Future minimum lease commitments at September 29, 2019 were as follows (in millions):

	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter
Operating leases	$1,248	$134	$210	$179	$143	$107	$475
Less: imputed interest	$167
Total	$1,081

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

NOTE 7 – POSTRETIREMENT BENEFIT PLANS
Our pretax net periodic benefit cost related to our qualified defined benefit pension plans and retiree medical and life insurance plans consisted of the following (in millions):

	Quarters Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Qualified defined benefit pension plans
Service cost	$129	$157	$387	$472
Interest cost	452	435	1,355	1,305
Expected return on plan assets	(575)	(599)	(1,725)	(1,796)
Recognized net actuarial losses	351	444	1,053	1,332
Amortization of prior service credits	(83)	(81)	(250)	(244)
Total net periodic benefit cost	$274	$356	$820	$1,069
Retiree medical and life insurance plans
Service cost	$4	$4	$11	$13
Interest cost	25	23	73	69
Expected return on plan assets	(28)	(34)	(83)	(101)
Recognized net actuarial losses	1	2	2	4
Amortization of prior service costs	10	4	31	11
Total net periodic benefit cost (credit)	$12	$(1)	$34	$(4)

We record the service cost component of net periodic benefit cost as part of cost of sales and the non-service cost components of net periodic benefit cost as part of other non-operating expense, net in the consolidated statements of earnings.
The recognized net actuarial losses and amortization of prior service credits or costs in the table above, along with similar costs related to our other postretirement benefit plans ($11 million and $31 million for the quarter and nine months ended September 29, 2019 and $13 million and $42 million for the quarter and nine months ended September 30, 2018) were reclassified from accumulated other comprehensive loss (AOCL) and recorded as a component of net periodic benefit cost for the periods presented. These costs totaled $290 million ($227 million, net of tax) and $867 million ($681 million, net of tax) during the quarter and nine months ended September 29, 2019 and $382 million ($300 million, net of tax) and $1.1 billion ($900 million, net of tax) during the quarter and nine months ended September 30, 2018 and were recorded on our consolidated statements of comprehensive income as an increase to other comprehensive income.
The funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006 (PPA), along with consideration of CAS and Internal Revenue Code rules. During the quarter and nine months ended September 29, 2019, there were no contributions to our qualified defined benefit pension plans. During the quarter and nine months ended September 30, 2018, we contributed $1.5 billion and $5.0 billion to our qualified defined benefit pension plans.
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
At September 29, 2019, and December 31, 2018, the aggregate amount of liabilities recorded relative to environmental matters was $828 million and $864 million, most of which are recorded in other noncurrent liabilities on our consolidated balance sheets. We have recorded receivables totaling $719 million and $750 million at September 29, 2019 and December 31, 2018, most of which are recorded in other noncurrent assets on our consolidated balance sheets for

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

the estimated future recovery of these costs, as we consider the recovery probable based on the factors previously mentioned. We project costs and recovery of costs over approximately 20 years.
Environmental remediation activities usually span many years, which makes estimating liabilities a matter of judgment because of uncertainties with respect to assessing the extent of the contamination as well as such factors as changing remediation technologies and changing regulatory environmental standards. There are a number of former and present operating facilities that we are monitoring or investigating for potential future remediation. We perform quarterly reviews of the status of our environmental remediation sites and the related liabilities and receivables. Additionally, in our quarterly reviews, we consider these and other factors in estimating the timing and amount of any future costs that may be required for remediation activities, and record a liability when it is probable that a loss has occurred or will occur and the loss can be reasonably estimated. The amount of liability recorded is based on our estimate of the costs to be incurred for remediation at a particular site. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined. We reasonably cannot determine the extent of our financial exposure in all cases as, although a loss may be probable or reasonably possible, in some cases it is not possible at this time to estimate the loss or reasonably possible loss or range of loss.
We also pursue claims for recovery of costs incurred or for contribution to site remediation costs against other PRPs, including the U.S. Government, and are conducting remediation activities under various consent decrees, orders, and agreements relating to soil, groundwater, sediment, or surface water contamination at certain sites of former or current operations. Under agreements related to certain sites in California, Washington and New York, the U.S. Government reimburses us an amount equal to a percentage, specific to each site, of expenditures for certain remediation activities in the U.S. Government’s capacity as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).
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
Letters of Credit, Surety Bonds and Third-Party Guarantees
We have entered into standby letters of credit and surety bonds issued on our behalf by financial institutions, and we have directly issued guarantees to third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as venture partners. We had total outstanding letters of credit, surety bonds, and third-party guarantees aggregating $3.6 billion at both September 29, 2019 and December 31, 2018. Third-party guarantees do not include guarantees to subsidiaries and other consolidated entities.
At September 29, 2019 and December 31, 2018, third-party guarantees totaled approximately $1.1 billion and $850 million, of which approximately 71% and 65% related to guarantees of contractual performance of ventures to which we currently are or previously were a party. This amount represents our estimate of the maximum amount we would expect to incur upon the contractual non-performance of the venture, venture partners or divested businesses. Generally, we also have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a venture partner.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

In determining our exposures, we evaluate the reputation, performance on contractual obligations, technical capabilities, and credit quality of our current and former venture partners and the transferee under novation agreements, all of which include a guarantee as required by the FAR. There were no material amounts recorded in our financial statements related to third-party guarantees or novation agreements.
NOTE 9 – FAIR VALUE MEASUREMENTS
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	September 29, 2019			December 31, 2018
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Mutual funds	$998	$998	$—	$978	$978	$—
U.S. Government securities	88	—	88	105	—	105
Other securities	285	135	150	144	28	116
Derivatives	30	—	30	22	—	22
Liabilities
Derivatives	37	—	37	61	—	61
Assets measured at NAV (a)
Other commingled funds	18			18

(a)	Net Asset Value (NAV) is the total value of the fund divided by the number of the fund’s shares outstanding.
Substantially all assets measured at fair value, other than derivatives, represent investments held in a separate trust to fund certain of our non-qualified deferred compensation plans and are recorded in other noncurrent assets on our consolidated balance sheets. The fair values of mutual funds and certain other securities are determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. The fair values of U.S. Government and other securities are determined using pricing models that use observable inputs (e.g., interest rates and yield curves observable at commonly quoted intervals), bids provided by brokers or dealers or quoted prices of securities with similar characteristics. The fair values of derivative instruments, which consist of foreign currency forward contracts, including embedded derivatives, and interest rate swap contracts, are primarily determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates, credit spreads and foreign currency exchange rates.
The derivatives outstanding at both September 29, 2019 and December 31, 2018 consist of foreign currency forward contracts, interest rate swaps and foreign currency related contract embedded derivatives. We use derivative instruments principally to reduce our exposure to market risks from changes in foreign currency exchange rates and interest rates. We do not enter into or hold derivative instruments for speculative trading purposes. We transact business globally and are subject to risks associated with changing foreign currency exchange rates. We enter into foreign currency hedges such as forward and option contracts that change in value as foreign currency exchange rates change. These contracts hedge forecasted foreign currency transactions in order to mitigate fluctuations in our earnings and cash flows associated with changes in foreign currency exchange rates. We designate foreign currency hedges as cash flow hedges. We also are exposed to the impact of interest rate changes primarily through our borrowing activities. For fixed rate borrowings, we may use variable interest rate swaps, effectively converting fixed rate borrowings to variable rate borrowings, in order to reduce the amount of interest paid. These swaps are designated as fair value hedges. For variable rate borrowings, we may use fixed interest rate swaps, effectively converting variable rate borrowings to fixed rate borrowings, in order to mitigate the impact of interest rate changes on earnings. These swaps are designated as cash flow hedges. We also may enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting, which are intended to mitigate certain economic exposures.
The aggregate notional amount of our outstanding interest rate swaps at September 29, 2019 and December 31, 2018 was $1.5 billion and $1.3 billion. The aggregate notional amount of our outstanding foreign currency hedges at September 29, 2019 and December 31, 2018 was $4.1 billion and $3.5 billion. The fair values of our outstanding interest rate swaps and foreign currency hedges at September 29, 2019 and December 31, 2018 were not significant. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters and nine

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

months ended September 29, 2019 and September 30, 2018. Substantially all of our derivatives are designated for hedge accounting.
In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt and commercial paper. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $17.0 billion and the outstanding principal amount was $14.7 billion at September 29, 2019, excluding unamortized discounts and issuance costs of $1.2 billion. The estimated fair value of our outstanding debt and commercial paper was $15.4 billion and the outstanding principal amount was $15.3 billion at December 31, 2018, excluding unamortized discounts and issuance costs of $1.2 billion. The estimated fair values of our outstanding debt and commercial paper were determined based on observable inputs (Level 2).
NOTE 10 – STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
During the nine months ended September 29, 2019, we repurchased 2.2 million shares of our common stock for $718 million, some of which was settled subsequent to the end of the third quarter. The total remaining authorization for future common share repurchases under our share repurchase program was $3.3 billion as of September 29, 2019 including a $1.0 billion increase to the program authorized by our Board of Directors on September 26, 2019. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings. Due to the volume of repurchases and the prices at which these were made, additional paid-in capital was reduced to zero, with the remainder of the excess purchase price over par value of $350 million and $523 million recorded as a reduction to retained earnings during the nine months ended September 29, 2019 and September 30, 2018.
Dividends
We declared cash dividends totaling $679 million ($2.40 per share) and $2.6 billion ($9.00 per share) during the quarter and nine months ended September 29, 2019. During the quarter ended September 29, 2019, we declared our fourth quarter dividend of $2.40 per share, an increase of $0.20 over the third quarter 2019 dividend, which was declared during the second quarter of 2019. Our fourth quarter dividend will be paid in December 2019. We declared cash dividends totaling $1.2 billion ($4.20 per share) and $2.3 billion ($8.20 per share) during the quarter and nine months ended September 30, 2018. Dividends declared during the quarter ended September 30, 2018 include the declaration of our third and fourth quarter dividends of $569 million ($2.00 per share) and $632 million ($2.20 per share).
Restricted Stock Unit Grants
During the nine months ended September 29, 2019, we granted certain employees approximately 0.6 million RSUs with a weighted average grant date fair value of $305.04 per RSU. The grant date fair value of these RSUs is equal to the closing market price of our common stock on the grant date less a discount to reflect the delay in payment of dividend-equivalent cash payments that are made only upon vesting, which is generally three years from the grant date. We recognize the grant date fair value of RSUs, less estimated forfeitures, as compensation expense ratably over the requisite service period, which is shorter than the vesting period if the employee is retirement eligible on the date of grant or will become retirement eligible before the end of the vesting period.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

 Accumulated Other Comprehensive Loss
Changes in the balance of AOCL, net of tax, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL
Balance at December 31, 2018	$(14,254)	$(67)	$(14,321)
Other comprehensive income before reclassifications	—	(30)	(30)
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	861	—	861
Amortization of net prior service credits (a)	(180)	—	(180)
Other	—	17	17
Total reclassified from AOCL	681	17	698
Total other comprehensive income	681	(13)	668
Balance at September 29, 2019	$(13,573)	$(80)	$(13,653)

Balance at December 31, 2017	$(12,559)	$20	$(12,539)
Other comprehensive loss before reclassifications	—	(53)	(53)
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	1,092	—	1,092
Amortization of net prior service credits (a)	(192)	—	(192)
Other	—	23	23
Total reclassified from AOCL	900	23	923
Total other comprehensive income (loss)	900	(30)	870
Reclassification of income tax effects from tax reform(b)	(2,396)	(12)	(2,408)
Balance at September 30, 2018	$(14,055)	$(22)	$(14,077)

(a)
Reclassifications from AOCL related to our postretirement benefit plans were recorded as a component of net periodic benefit cost for each period presented (see “Note 7 – Postretirement Benefit Plans”). These amounts include $227 million and $300 million, net of tax, for the quarters ended September 29, 2019 and September 30, 2018, which are comprised of the recognition of net actuarial losses of $287 million and $364 million for the quarters ended September 29, 2019 and September 30, 2018 and the amortization of net prior service credits of $(60) million and $(64) million for the quarters ended September 29, 2019 and September 30, 2018.

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
Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit by approximately $480 million and $1.5 billion during the quarter and nine months ended September 29, 2019 and $545 million and $1.4 billion during the quarter and nine months ended September 30, 2018. These adjustments increased net earnings by approximately $379 million ($1.33 per share) and $1.2 billion ($4.07 per share) during the quarter and nine months ended September 29, 2019 and $431 million ($1.50 per share) and $1.1 billion ($3.93 per share) during the quarter and nine months ended September 30, 2018. We recognized net sales from performance obligations satisfied in prior periods of approximately $495 million and $1.7 billion during the quarter and nine months ended September 29, 2019 and $595 million and $1.6 billion during the quarter and nine months ended September 30, 2018, which primarily relate to changes in profit booking rates that impacted revenue.
As previously disclosed, we are responsible for a program to design, develop and construct a ground-based radar at our RMS business segment. The program has experienced performance issues for which we have periodically accrued reserves. As of September 29, 2019, cumulative losses remained at approximately $195 million on this program. We may continue to experience issues related to customer requirements and our performance under this contract and have to record additional charges. However, based on the losses previously recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our operating results or financial condition.
As previously disclosed, we have two commercial satellite programs, for the delivery of three satellites in total, at our Space business segment for which we have experienced performance issues related to the development and integration of a modernized LM 2100 satellite platform. During 2019, we launched two satellites from one of the programs, and these satellites have now been handed over to the customer. Accordingly, the risk related to these satellites has decreased significantly and is primarily related to post-launch warranty and support. Based on reserves already accrued, at this time we do not anticipate that additional charges, if any, related to this program would be material. The third satellite, which relates to the second program, remains developmental. As of September 29, 2019, cumulative losses for these two programs remained at approximately $410 million. While these losses reflect our estimated total losses, we will continue to incur unrecoverable general and administrative costs each period until we complete the contract for the third satellite. We also may experience further challenges in the delivery and integration of new satellite technology, anomalies discovered during system testing requiring repair or rework, further schedule delays, and penalties that could require us to record additional loss reserves, which may be material to our operating results. We are late to the contract delivery schedule for the third satellite. If we are not able to deliver the third satellite by the contract termination date, the customer could seek to exercise a termination right under the contract, in which case we would have to refund the payments we have received and pay certain penalties. However, we believe that it is not probable that the customer will seek to exercise any termination rights.
As previously disclosed, we are responsible for designing, developing and installing an upgraded turret for the Warrior Capability Sustainment Program at our MFC business segment. As of September 29, 2019, cumulative losses remained at approximately $140 million. We may continue to experience issues related to customer requirements and our performance under this contract and have to record additional reserves. However, based on the losses already recorded

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our operating results or financial condition.
Backlog
Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. For our cost-reimbursable and fixed-priced-incentive contracts, the estimated consideration we expect to receive pursuant to the terms of the contract may exceed the contractual award amount. The estimated consideration is determined at the outset of the contract and is continuously reviewed throughout the contract period. In determining the estimated consideration, we consider the risks related to the technical, schedule and cost impacts to complete the contract and an estimate of any variable consideration. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of September 29, 2019, our ending backlog was $137.4 billion. We expect to recognize approximately 38% of our backlog over the next 12 months and approximately 63% over the next 24 months as revenue, with the remainder recognized thereafter.
Severance and Restructuring Charges
During the second quarter of 2018, we recorded charges totaling $96 million ($76 million, or $0.26 per share, after tax) related to certain severance and restructuring actions at our RMS business segment. As of September 29, 2019, we have paid approximately $65 million in severance payments associated with these actions. In addition, we have recovered a significant portion of these payments through the pricing of our products and services to the U.S. Government and other customers, which are included in RMS’ operating results.
Income Taxes
Our effective income tax rates were 9.7% and 12.5% for the quarter and nine months ended September 29, 2019, and 6.5% and 12.9% for the quarter and nine months ended September 30, 2018. The rate for the quarter ended September 29, 2019 benefited from $62 million, or $0.22 per share, of additional tax deductions for the prior year, primarily attributable to foreign derived intangible income treatment based on proposed tax regulations released on March 4, 2019, and our change in tax accounting method reflecting a 2012 Court of Federal Claims decision, which held that the tax basis in certain assets should be increased and realized upon the assets’ disposition. The rate for the nine months ended September 29, 2019 benefited from $127 million, or $0.45 per share, of additional tax deductions for the prior year, of which approximately $65 million, or $0.23 per share, was recorded during the first quarter of 2019 based on proposed tax regulations released on March 4, 2019 which clarified foreign military sales qualify for foreign derived intangible income treatment. The rates for the quarter and nine months ended September 30, 2018 benefited from $148 million, or $0.52 per share, and $152 million, or $0.53 per share, of additional tax deductions for the prior year, primarily attributable to true-ups to the net one-time charges related to the Tax Cuts and Jobs Act enacted on December 22, 2017 and our change in tax accounting method reflecting the 2012 Court of Federal Claims decision. The rates for all periods benefited from tax deductions for dividends paid to our defined contribution plans with an employee stock ownership plan feature, tax deductions for foreign derived intangible income, tax deductions for employee equity awards, and the research and development tax credit.
Sale of Customer Receivables
On occasion, our customers may seek deferred payment terms to purchase our products. In connection with these transactions, we may, at our customer’s request, enter into arrangements for the non-recourse sale of customer receivables to unrelated third–party financial institutions. For accounting purposes, these transactions are not discounted and are treated as a sale of receivables as we have no continuing involvement. The sale proceeds from the financial institutions are reflected in our operating cash flows on the statement of cash flows. We sold customer receivables of $80 million and $280 million during the quarter and nine months ended September 29, 2019 and $41 million and $268 million during the quarter and nine months ended September 30, 2018. There were no gains or losses related to sales of these receivables.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

Revolving Credit Facility Extension

In August 2019, our $2.5 billion revolving credit facility (the 5-year Facility) was amended to extend its expiration date by one year from August 24, 2023 to August 24, 2024.
NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842), as amended, which requires lessees to recognize a ROU asset and lease liability on the balance sheet for most lease arrangements and expands disclosures about leasing arrangements, among other items. We adopted ASU 2016-02 using the optional transition method whereby we applied the new lease requirements under ASU 2016-02 through a cumulative-effect adjustment, which after completing our implementation analysis, resulted in no adjustment to our January 1, 2019 beginning retained earnings balance. On January 1, 2019, we recognized approximately $1.0 billion of ROU operating lease assets and approximately $1.1 billion of operating lease liabilities, including noncurrent operating lease liabilities of approximately $830 million, as a result of adopting this standard. The difference between ROU operating lease assets and operating lease liabilities was primarily due to previously accrued rent expense relating to periods prior to January 1, 2019. As part of our adoption, we elected the package of practical expedients, which among other things, permits the carry forward of historical lease classifications. We did not elect to use the practical expedient permitting the use of hindsight in determining the lease term and in assessing impairment of our ROU assets. The adoption of the standard did not have a material impact on our operating results or cash flows. Financial information for periods prior to January 1, 2019, has not been restated for the adoption of ASU 2016-02.
Effective January 1, 2019, we adopted ASU 2017-12, Derivatives and Hedging (Topic 815), which eliminates the requirement to separately measure and report hedge ineffectiveness among other items. The adoption of this standard did not have a significant impact on our operating results, financial position or cash flows.
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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lockheed Martin Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Lockheed Martin Corporation (the Corporation) as of September 29, 2019, the related consolidated statements of earnings, comprehensive income and equity for the quarters and nine months ended September 29, 2019 and September 30, 2018 and consolidated statements of cash flows for the nine months ended September 29, 2019 and September 30, 2018, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
October 24, 2019

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS OVERVIEW
We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics, system integration and cybersecurity services. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. During the nine months ended September 29, 2019, 70% of our $43.9 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 60% from the Department of Defense (DoD)), 28% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government) and 2% were from U.S. commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security and information technology, including cybersecurity.
2019 Financial Outlook
We expect our 2019 net sales to increase to approximately $59.1 billion. The projected growth is driven by increased volume on the F-35 and classified programs at Aeronautics as well as increased volume across Missiles and Fire Control (MFC), Rotary and Mission Systems (RMS) and Space. Total business segment operating profit margin in 2019 is expected to be approximately 10.9% and cash from operations is expected to be greater than or equal to $7.6 billion. The outlook for 2019 assumes there is no impact from U.S. Government actions related to Turkey and the U.S. Government continues to support and fund our key programs. Changes in circumstances may require us to revise our assumptions, which could materially change our current estimate of 2019 net sales, operating margin and cash flows.
2020 Financial Trends
We expect our 2020 net sales to increase to approximately $62.0 billion. Total business segment operating margin in 2020 is expected to be in the 10.5% to 10.8% range and cash from operations is expected to be greater than or equal to $7.2 billion, net of $500 million of pension contributions. The preliminary outlook for 2020 assumes there is no impact from U.S. Government actions related to Turkey and the U.S. Government continues to support and fund our key programs. Changes in circumstances may require us to revise our assumptions, which could materially change our current estimate of 2020 net sales, operating margin and cash flows.
We currently expect a total net FAS/CAS pension benefit of approximately $2.1 billion in 2020. This estimate assumes a 3.25% discount rate (a 100 basis point decrease from the end of 2018), a 15.00% return on plan assets in 2019, and a 7.00% expected long-term rate of return on plan assets in future years, among other assumptions. A change of plus or minus 25 basis points to the assumed discount rate, with all other assumptions held constant, would result in an incremental increase or decrease of approximately $15 million to the estimated net 2020 FAS/CAS pension benefit. The impact of changes in the discount rate is significantly less than in prior years (i.e., $15 million for 2020 compared to $120 million for 2019) due to the expected completion of the planned freeze of our salaried pension plans that was previously announced on July 1, 2014, which is discussed in further detail below. A change of 100 basis points to the return on plan assets in 2019 only, with all other assumptions held constant, would impact the net 2020 FAS/CAS pension benefit by approximately $15 million. As noted above, we expect to make contributions of approximately $500 million to our qualified defined benefit pension plans in 2020 and anticipate recovering approximately $2.2 billion of CAS pension cost. We will complete the annual remeasurement of our postretirement benefit plans and update our estimated 2020 FAS/CAS pension adjustment on December 31, 2019. The final assumptions and actual investment return for 2019 may differ materially from those discussed above.
As previously announced on July 1, 2014, we will complete the final step of the planned freeze of our qualified and nonqualified defined benefit pension plans for salaried employees effective January 1, 2020. The service-based component of the formula used to determine retirement benefits will be frozen such that participants will no longer earn further credited service for any period after December 31, 2019. As a result of these changes, the plans will be fully frozen effective January 1, 2020. Retirees already collecting benefits and former employees with a vested benefit will not be affected by the change. Current employees also will retain all benefits already earned in their pension plan to date.

The following discussion is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and with our Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K).
INDUSTRY CONSIDERATIONS
U.S. Government Funding
The U.S. Government has not yet passed an appropriations bill for fiscal year (FY) 2020 (a U.S. Government FY begins October 1 and ends September 30). However, on September 27, 2019, the U.S. Government passed a continuing resolution funding measure to finance all agencies of the U.S. Government through November 21, 2019. Under this continuing resolution, partial-year funding at amounts consistent with appropriated levels for FY 2019 are available, subject to certain restrictions, but new spending initiatives are not authorized. U.S. Government agencies may be subject to a government shutdown if new appropriations are not passed prior to the expiration of the current continuing resolution.
Our key programs continue to be supported and funded despite the continuing resolution financing mechanism. However, during periods covered by continuing resolutions or in the event of a government shutdown, we may experience delays in procurement of products and services due to lack of funding, and those delays may affect our results of operations.
On August 2, 2019, the President signed the Bipartisan Budget Act of 2019 (BBA-19), which increased the spending limits for both defense and non-defense discretionary funding for U.S. Government FYs 2020 and 2021 set under the Budget Control Act of 2011 (BCA). The defense spending limits were increased by $90 billion to $667 billion for FY 2020 and by $81 billion to $672 billion for FY 2021. When combined with approved Overseas Contingency Operations (OCO) / emergency funding (OCO and emergency supplemental funding do not count toward discretionary spending caps), the agreement raises top-line spending for national defense to $738 billion in FY 2020 and $741 billion in FY 2021. The proposed national security spending in both FY 2020 and 2021 are an increase over the FY 2019 enacted amount of $716 billion, but are lower than the President’s budget request of $750 billion in FY 2020 and $746 billion in FY 2021. By raising the spending limits, the BBA-19 has essentially ended the budgetary constraints implemented by the 2011 BCA. Additionally, the BBA-19 also suspends the debt ceiling through July 31, 2021, at which time the debt limit will be increased to the amount of U.S. Government debt outstanding on that date.
See also the discussion of U.S. Government funding risks within “Item 1A. Risk Factors” included in our 2018 Form 10‑K.
CONSOLIDATED RESULTS OF OPERATIONS
Since our operating cycle is primarily long-term and involves many types of contracts for the design, development and manufacture of products and related activities with varying delivery schedules, the results of operations of a particular period, or period-to-period comparisons of sales and profits, may not be indicative of future operating results. For the quarter ended September 29, 2019, our accounting period included 13 weeks compared to 14 weeks for the quarter ended September 30, 2018. For the nine months ended September 29, 2019 and September 30, 2018, our accounting period included 39 weeks.

The following discussions of comparative results among periods should be reviewed in this context. All per share amounts cited in these discussions are presented on a “per diluted share” basis, unless otherwise noted. Our consolidated results of operations were as follows (in millions, except per share data):

	Quarters Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net sales	$15,171	$14,318	$43,934	$39,351
Cost of sales	(13,108)	(12,397)	(37,690)	(34,019)
Gross profit	2,063	1,921	6,244	5,332
Other income, net	42	42	152	151
Operating profit	2,105	1,963	6,396	5,483
Interest expense	(162)	(177)	(496)	(497)
Other non-operating expense, net	(162)	(211)	(491)	(631)
Earnings before income taxes	1,781	1,575	5,409	4,355
Income tax expense	(173)	(102)	(677)	(562)
Net earnings	$1,608	$1,473	$4,732	$3,793
Diluted earnings per common share	$5.66	$5.14	$16.66	$13.21
Certain amounts reported in other income, net, primarily our share of earnings or losses from equity method investees, are included in the operating profit of our business segments. Accordingly, such amounts are included in the discussion of our business segment results of operations.
Net Sales
We generate sales from the delivery of products and services to our customers. Our consolidated net sales were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Products	$12,728	$11,918	$36,701	$32,830
% of total net sales	83.9%	83.2%	83.5%	83.4%
Services	2,443	2,400	7,233	6,521
% of total net sales	16.1%	16.8%	16.5%	16.6%
Total net sales	$15,171	$14,318	$43,934	$39,351
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
Product Sales
Product sales increased $810 million, or 7%, during the quarter ended September 29, 2019 compared to the same period in 2018. The increase in product sales was primarily due to higher product sales of approximately $540 million at Aeronautics and $300 million at MFC. The increase in product sales at Aeronautics was primarily due to an increase in production volume for the F-35 program. The increase in product sales at MFC was primarily attributable to increased volume for tactical and strike missile programs (primarily precision fires and new hypersonic missile programs) and integrated air and missile defense programs (primarily Patriot Advanced Capability-3 (PAC-3) and Terminal High Altitude Area Defense (THAAD)).

Product sales increased $3.9 billion, or 12%, during the nine months ended September 29, 2019 compared to the same period in 2018. The increase in product sales was primarily due to higher product sales of approximately $1.8 billion at Aeronautics, $1.1 billion at MFC and $650 million at Space. The increase in product sales at Aeronautics was primarily due to higher production volume for the F-35 program. The increase in product sales at MFC was primarily due to increased volume for tactical and strike missile programs (primarily precision fires, classified programs and new hypersonic missile programs) and contract mix and increased volume for integrated air and missile defense programs (primarily THAAD and PAC-3). The increase in product sales at Space was primarily due to higher volume for government satellite programs (primarily Next Generation Overhead Persistent Infrared (Next Gen OPIR) and Global Positioning System (GPS) III).
Service Sales
Service sales increased $43 million, or 2%, during the quarter ended September 29, 2019 compared to the same period in 2018. The increase in service sales was primarily due to an increase of approximately at $30 million at MFC, which was attributable to higher volume for sensors and global sustainment programs (primarily Special Operations Forces Global Logistics Support Services (SOF GLSS)).
Service sales increased $712 million, or 11%, during the nine months ended September 29, 2019 compared to the same period in 2018. The increase in service sales was primarily due to higher service sales of approximately $290 million at RMS, $210 million at MFC and $155 million at Aeronautics. The increase in service sales at RMS was primarily due to increased volume for integrated warfare systems and sensors (IWSS) programs (primarily Littoral Combat Ship (LCS) and Aegis) and various training and logistics solutions programs. The increase in service sales at MFC was primarily attributable to increased volume for sensors and global sustainment programs (primarily SOF GLSS) and higher sustainment volume for the PAC-3 program. Higher service sales at Aeronautics were primarily due to higher sustainment volume for the F-35 program and higher volume on modernization and sustainment for the F-22 program.
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

	Quarters Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Cost of sales – products	$(11,339)	$(10,701)	$(32,638)	$(29,391)
% of product sales	89.1%	89.8%	88.9%	89.5%
Cost of sales – services	(2,211)	(2,070)	(6,452)	(5,726)
% of service sales	90.5%	86.3%	89.2%	87.8%
Severance and restructuring charges	—	—	—	(96)
Other unallocated, net	442	374	1,400	1,194
Total cost of sales	$(13,108)	$(12,397)	$(37,690)	$(34,019)
The following discussion of material changes in our consolidated cost of sales for products and services should be read in tandem with the preceding discussion of changes in our consolidated net sales and our business segment results of operations. Except for potential impacts to our programs, including the F-35 program, resulting from U.S. Government actions related to Turkey, we have not identified any developing trends in cost of sales for products and services that would have a material impact on our future operations (see “Other Matters” discussion below for further discussion).
Product Costs
Product costs increased $638 million, or 6%, during the quarter ended September 29, 2019 compared to the same period in 2018. The increase in product costs was primarily due to higher product costs of approximately $460 million at Aeronautics, $275 million at MFC and $110 million at Space, partially offset by lower product costs of approximately $205 million at RMS. The increase in product costs at Aeronautics was primarily due to higher production volume for the

F-35 program. The increase in product costs at MFC was primarily attributable to increased volume for tactical and strike missile programs (primarily precision fires and new hypersonic missile programs) and integrated air and missile defense programs (primarily PAC-3). The increase in product costs at Space was primarily attributable to higher volume for government satellite programs (primarily Next Gen OPIR and GPS III). The decrease in product costs at RMS was primarily due to lower volume for Sikorsky helicopter programs.
Product costs increased $3.2 billion, or 11%, during the nine months ended September 29, 2019 compared to the same period in 2018. The increase in product costs was primarily due to higher product costs of approximately $1.6 billion at Aeronautics, $905 million at MFC and $505 million at Space. The increase in product costs at Aeronautics was primarily due to higher production volume for the F-35 program. The increase in product costs at MFC was primarily due to increased volume for tactical and strike missile programs (primarily precision fires, classified programs and new hypersonic missile programs) and contract mix and increased volume for integrated air and missile defense programs (primarily THAAD and PAC-3). The increase in product costs at Space was primarily attributable to higher volume for government satellite programs (primarily Next Gen OPIR and GPS III).
Service Costs
Service costs increased $141 million, or 7%, during the quarter ended September 29, 2019 compared to the same period in 2018. The increase in service costs was primarily due to higher service costs of approximately $95 million at RMS and $25 million at MFC. The increase in service costs at RMS was primarily due to increased volume for IWSS and various training and logistics solutions programs. Higher services costs at MFC were primarily due to higher volume for sensors and global sustainment programs (primarily SOF GLSS).
Service costs increased $726 million, or 13%, during the nine months ended September 29, 2019 compared to the same period in 2018. The increase in service costs was primarily due to higher service costs of approximately $330 million at RMS, $185 million at MFC and $150 million at Aeronautics. The increase in service costs at RMS was primarily due to increased volume for IWSS and various training and logistics solutions programs. The increase in service costs at MFC was primarily attributable to increased volume for sensors and global sustainment programs (primarily SOF GLSS) and higher sustainment volume for the PAC-3 program. Higher service costs at Aeronautics were primarily due to higher sustainment volume for the F-35 program and higher volume on modernization and sustainment for the F-22 program.
Severance and Restructuring Charges
During the second quarter of 2018, we recorded charges totaling $96 million ($76 million, or $0.26 per share, after tax) related to certain severance and restructuring actions at our RMS business segment. As of September 29, 2019, we have paid approximately $65 million in severance payments associated with these actions. In addition, we have recovered a significant portion of these payments through the pricing of our products and services to the U.S. Government and other customers, which are included in RMS’ operating results.
Other Unallocated, Net
Other unallocated, net primarily includes the FAS/CAS operating adjustment (which represents the difference between cost accounting standards (CAS) pension cost recorded in our business segment’s results of operations and the service cost component of FAS pension expense), stock-based compensation expense and other corporate costs. These items are not allocated to the business segments and, therefore, are excluded from cost of sales for products and services. Other unallocated, net reduced cost of sales by $442 million and $1.4 billion during the quarter and nine months ended September 29, 2019 compared to $374 million and $1.2 billion during the quarter and nine months ended September 30, 2018. Other unallocated, net during the quarter and nine months ended September 29, 2019 was higher primarily due to an increase in our FAS/CAS operating adjustment (see “Business Segment Results of Operations” discussion below for more detail).
Other Income, Net
Other income, net primarily includes our share of earnings or losses from equity method investees. During the quarter and nine months ended September 29, 2019, other income, net was $42 million and $152 million compared to $42 million and $151 million during the quarter and nine months ended September 30, 2018. Other income, net during the nine months ended September 29, 2019 included a previously deferred gain of approximately $51 million ($38 million, or

$0.13 per share, after tax) recognized in the first quarter of 2019 related to properties sold in 2015 as a result of completing our remaining obligations, which was partially offset by lower earnings generated by equity method investees.
As of September 29, 2019, our equity method investment in Advanced Military Maintenance, Repair and Overhaul Center LLC (AMMROC) totaled approximately $440 million. We are continuing to monitor this investment in light of ongoing performance, business base and economic issues, and we may have to record our portion of additional charges, or an impairment of our investment, or both, should the carrying value of our investment exceed its fair value. These charges could adversely affect our results of operations.
Other Non-operating Expense, Net
Other non-operating expense, net primarily includes the non-service cost components of FAS pension and other postretirement benefit plan expense (i.e., interest cost, expected return on plan assets, net actuarial gains or losses, and amortization of prior service cost or credits). During the quarter and nine months ended September 29, 2019, other non-operating expense, net was $162 million and $491 million compared to $211 million and $631 million during the quarter and nine months ended September 30, 2018. The decrease during the quarter and nine months ended September 29, 2019 was primarily due to a reduction in non-service FAS pension expense for our qualified defined benefit pension plans, which was primarily attributable to a higher discount rate in 2019 compared to 2018.
Income Tax Expense
Our effective income tax rates were 9.7% and 12.5% for the quarter and nine months ended September 29, 2019, and 6.5% and 12.9% for the quarter and nine months ended September 30, 2018. The rate for the quarter ended September 29, 2019 benefited from $62 million, or $0.22 per share, of additional tax deductions for the prior year, primarily attributable to foreign derived intangible income treatment based on proposed tax regulations released on March 4, 2019, and our change in tax accounting method reflecting a 2012 Court of Federal Claims decision, which held that the tax basis in certain assets should be increased and realized upon the assets’ disposition. The rate for the nine months ended September 29, 2019 benefited from $127 million, or $0.45 per share, of additional tax deductions for the prior year, of which approximately $65 million, or $0.23 per share, was recorded during the first quarter of 2019 based on proposed tax regulations released on March 4, 2019 which clarified foreign military sales qualify for foreign derived intangible income treatment. The rates for the quarter and nine months ended September 30, 2018 benefited from $148 million, or $0.52 per share, and $152 million, or $0.53 per share, of additional tax deductions for the prior year, primarily attributable to true-ups to the net one-time charges related to the Tax Cuts and Jobs Act enacted on December 22, 2017 and our change in tax accounting method reflecting the 2012 Court of Federal Claims decision. The rates for all periods benefited from tax deductions for dividends paid to our defined contribution plans with an employee stock ownership plan feature, tax deductions for foreign derived intangible income, tax deductions for employee equity awards, and the research and development tax credit.
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
Net Earnings
We reported net earnings of $1.6 billion ($5.66 per share) and $4.7 billion ($16.66 per share) during the quarter and nine months ended September 29, 2019, compared to $1.5 billion ($5.14 per share) and $3.8 billion ($13.21 per share) during the quarter and nine months ended September 30, 2018. Both net earnings and earnings per share were affected by the factors mentioned above. Earnings per share also benefited from a net decrease of approximately 2.2 million shares outstanding from September 30, 2018 to September 29, 2019 as a result of share repurchases, partially offset by share issuance under our stock-based awards and certain defined contribution plans.
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
Excluded items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. See “Note 11 – Other” included in our Notes to Consolidated Financial Statements for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net sales
Aeronautics	$6,178	$5,642	$17,312	$15,361
Missiles and Fire Control	2,601	2,273	7,362	6,035
Rotary and Mission Systems	3,709	3,848	11,239	10,637
Space	2,683	2,555	8,021	7,318
Total net sales	$15,171	$14,318	$43,934	$39,351
Operating profit
Aeronautics	$665	$600	$1,842	$1,646
Missiles and Fire Control	349	332	1,093	872
Rotary and Mission Systems	342	361	1,068	1,013
Space	309	293	931	831
Total business segment operating profit	1,665	1,586	4,934	4,362
Unallocated items
FAS/CAS operating adjustment (a)	513	451	1,537	1,353
Stock-based compensation	(54)	(50)	(158)	(148)
Severance and restructuring charges (b)	—	—	—	(96)
Other, net	(19)	(24)	83	12
Total unallocated items	440	377	1,462	1,121
Total consolidated operating profit	$2,105	$1,963	$6,396	$5,483

(a)
The FAS/CAS operating adjustment represents the difference between the service cost component of financial accounting standards (FAS) pension expense and total pension costs recoverable on U.S. Government contracts as determined in accordance with CAS.

(b)
Unallocated items for the nine months ended September 30, 2018 include charges totaling $96 million ($76 million, or $0.26 per share, after tax) related to certain severance and restructuring actions at our RMS business segment. See “Note 11 – Other” included in our Notes to Consolidated Financial Statements (under the caption “Severance and Restructuring Charges”) for more information.

Our total net FAS/CAS pension adjustment for the quarters and nine months ended September 29, 2019 and September 30, 2018, including the service and non-service cost components of FAS pension expense for our qualified defined benefit pension plans, were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Total FAS expense and CAS costs
FAS pension expense	$(274)	$(356)	$(820)	$(1,069)
Less: CAS pension cost	642	608	1,924	1,825
Net FAS/CAS pension adjustment	$368	$252	$1,104	$756

Service and non-service cost reconciliation
FAS pension service cost	$(129)	$(157)	$(387)	$(472)
Less: CAS pension cost	642	608	1,924	1,825
FAS/CAS operating adjustment	513	451	1,537	1,353
Non-operating FAS pension cost(a)	(145)	(199)	(433)	(597)
Net FAS/CAS pension adjustment	$368	$252	$1,104	$756

(a)
The non-service cost components of net periodic benefit cost relate only to our qualified defined benefit pension plans. In addition to the non-service cost components in the table above, we incurred similar costs for our other postretirement benefit plans of $30 million and $87 million for the quarter and nine months ended September 29, 2019 and $16 million and $49 million for the quarter and nine months ended September 30, 2018.

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
As previously disclosed, we are responsible for a program to design, develop and construct a ground-based radar at our RMS business segment. The program has experienced performance issues for which we have periodically accrued reserves. As of September 29, 2019, cumulative losses remained at approximately $195 million on this program. We may continue to experience issues related to customer requirements and our performance under this contract and have to record additional charges. However, based on the losses previously recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our operating results or financial condition.
As previously disclosed, we have two commercial satellite programs, for the delivery of three satellites in total, at our Space business segment for which we have experienced performance issues related to the development and integration of a modernized LM 2100 satellite platform. During 2019, we launched two satellites from one of the programs, and these satellites have now been handed over to the customer. Accordingly, the risk related to these satellites has decreased significantly and is primarily related to post-launch warranty and support. Based on reserves already accrued, at this time we do not anticipate that additional charges, if any, related to this program would be material. The third satellite, which relates to the second program, remains developmental. As of September 29, 2019, cumulative losses for these two programs remained at approximately $410 million. While these losses reflect our estimated total losses, we will continue to incur unrecoverable general and administrative costs each period until we complete the contract for the third satellite. We also may experience further challenges in the delivery and integration of new satellite technology, anomalies discovered during system testing requiring repair or rework, further schedule delays, and penalties that could require us to record additional loss reserves, which may be material to our operating results. We are late to the contract delivery schedule for the third satellite. If we are not able to deliver the third satellite by the contract termination date, the customer could seek to exercise a termination right under the contract, in which case we would have to refund the payments we have received and pay certain penalties. However, we believe that it is not probable that the customer will seek to exercise any termination rights.
As previously disclosed, we are responsible for designing, developing and installing an upgraded turret for the Warrior Capability Sustainment Program at our MFC business segment. As of September 29, 2019, cumulative losses remained at approximately $140 million. We may continue to experience issues related to customer requirements and our performance under this contract and have to record additional reserves. However, based on the losses already recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our operating results or financial condition.
Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit by approximately $480 million and $1.5 billion during the quarter and nine months ended September 29, 2019 and $545 million and $1.4 billion during the quarter and nine months ended September 30, 2018.
Aeronautics
Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net sales	$6,178	$5,642	$17,312	$15,361
Operating profit	665	600	1,842	1,646
Operating margin	10.8%	10.6%	10.6%	10.7%
Aeronautics’ net sales during the quarter ended September 29, 2019 increased $536 million, or 10%, compared to the same period in 2018. The increase was primarily attributable to higher net sales of approximately $480 million for the F-35 program due to increased volume on production, development and sustainment contracts and about $80 million for classified development programs due to higher volume.
Aeronautics’ operating profit during the quarter ended September 29, 2019 increased $65 million, or 11%, compared to the same period in 2018. Operating profit increased approximately $35 million for the F-16 program due to higher risk retirements on sustainment contracts, and about $20 million for the F-35 program due to increased volume on production, development, and sustainment contracts, partially offset by lower risk retirements. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were comparable during the quarter ended September 29, 2019 compared to the same period in 2018.
Aeronautics’ net sales during the nine months ended September 29, 2019 increased $2.0 billion, or 13% compared to the same period in 2018. The increase was primarily attributable to higher net sales of approximately $1.6 billion for the F-35 program due to increased volume on production, sustainment and development contracts; and about $250 million for classified development programs due to higher volume.
Aeronautics’ operating profit during the nine months ended September 29, 2019 increased $196 million, or 12%, compared to the same period in 2018. Operating profit increased approximately $140 million for the F-35 program due to increased volume on production, development, and sustainment contracts; and about $65 million for the F-16 program due to higher risk retirements. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were $30 million lower during the nine months ended September 29, 2019 compared to the same period in 2018.
We currently expect Aeronautics’ 2019 net sales to increase in the low-double digit percentage range as compared to 2018 driven by the increased production, sustainment and development volume on the F-35 program as well as increased volume on its classified programs. Operating profit is also expected to increase in the low-double digit percentage range, but with slightly lower operating profit margin in 2019 as compared to 2018.
Missiles and Fire Control
Summary operating results for our MFC business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net sales	$2,601	$2,273	$7,362	$6,035
Operating profit	349	332	1,093	872
Operating margin	13.4%	14.6%	14.8%	14.4%
MFC’s net sales during the quarter ended September 29, 2019 increased $328 million, or 14%, compared to the same period in 2018. The increase was primarily attributable to higher net sales of approximately $200 million for tactical and strike missile programs due to increased volume (primarily precision fires and new hypersonic development programs); and about $120 million for integrated air and missile defense programs due to increased volume (primarily PAC-3 and THAAD).

MFC’s operating profit during the quarter ended September 29, 2019 increased $17 million, or 5%, compared to the same period in 2018. Operating profit increased approximately $45 million due to higher risk retirements on energy programs and about $15 million for integrated air and missile defense programs due to higher risk retirements and higher volume (primarily THAAD and PAC-3), partially offset by charges for performance matters on an air and missile defense development program. These increases were partially offset by a decrease of approximately $40 million for sensors and global sustainment programs due to lower risk retirements (primarily Low Altitude Navigation and Targeting Infrared for Night (LANTIRN®) and Sniper Advanced Targeting Pod (SNIPER®)). Adjustments not related to volume, including net profit booking rate adjustments and other matters, were $30 million lower during the quarter ended September 29, 2019 compared to the same period in 2018.
MFC’s net sales during the nine months ended September 29, 2019 increased $1.3 billion, or 22%, compared to the same period in 2018. The increase was primarily attributable to higher net sales of approximately $690 million for tactical and strike missile programs due to increased volume (primarily precision fires, new hypersonic development programs, and classified programs); about $380 million for integrated air and missile defense programs due to increased volume (primarily PAC-3 and THAAD); and about $255 million for sensors and global sustainment programs due to increased volume (primarily SOF GLSS and Apache).
MFC’s operating profit during the nine months ended September 29, 2019 increased $221 million, or 25%, compared to the same period in 2018. Operating profit increased approximately $95 million for integrated air and missile defense programs due to higher volume and higher risk retirements (primarily PAC-3 and THAAD); about $60 million for tactical and strike missile programs due to higher volume and higher risk retirements (primarily precision fires); about $45 million due to higher risk retirements on energy programs; and about $20 million for sensors and global sustainment programs due to $85 million of charges recorded in the first nine months of 2018, which did not recur for performance matters on the Warrior Capability Sustainment Program and higher volume (primarily SOF GLSS and Apache), partially offset by charges of $30 million for performance matters on an international military program and lower risk retirements (primarily LANTIRN and SNIPER). Adjustments not related to volume, including net profit booking rate adjustments and other matters, were $25 million higher during the nine months ended September 29, 2019 compared to the same period in 2018.
We continue to expect MFC’s net sales to increase in the low-double digit percentage range in 2019 as compared to 2018 driven by key contract awards and higher volume in the tactical and strike missiles, air and missile defense, and sensors and global sustainment business. Operating profit is also expected to increase in the low-double digit percentage range in 2019 as compared to 2018 driven by the increase in sales volume. Operating profit margin for 2019 is expected to be slightly lower than 2018 levels.
Rotary and Mission Systems
Summary operating results for our RMS business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net sales	$3,709	$3,848	$11,239	$10,637
Operating profit	342	361	1,068	1,013
Operating margin	9.2%	9.4%	9.5%	9.5%
RMS’ net sales during the quarter ended September 29, 2019 decreased $139 million, or 4%, compared to the same period in 2018. The decrease was primarily attributable to lower net sales of approximately $160 million for Sikorsky helicopter programs due to lower volume (primarily Black Hawk production and mission systems programs). This decrease was partially offset by an increase of approximately $40 million for various C6ISR (command, control, communications, computers, cyber, combat systems, intelligence, surveillance, and reconnaissance) programs due to higher volume.
RMS’ operating profit during the quarter ended September 29, 2019 decreased $19 million, or 5% compared to the same period in 2018. Operating profit decreased approximately $50 million for IWSS programs due to lower risk retirements (primarily Radar Surveillance Systems programs). This decrease was partially offset by an increase of about $20 million for Sikorsky helicopter programs due to risk retirements on commercial after-market programs and better cost performance across the portfolio; and about $10 million for training and logistics solutions (TLS) programs due to lower program charges. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were about $35 million lower during the quarter ended September 29, 2019 compared to the same period during 2018.

RMS’ net sales during the nine months ended September 29, 2019 increased $602 million, or 6%, compared to the same period in 2018. The increase was primarily attributable to higher net sales of approximately $490 million for IWSS programs due to higher volume (primarily Radar Surveillance Systems, Multi Mission Surface Combatant, Littoral Combat Ship (LCS) and Aegis); about $130 million for various TLS programs due to higher volume; and about $90 million for various C6ISR programs due to higher volume. These increases were partially offset by a decrease of approximately $105 million for Sikorsky helicopter programs due to lower volume (primarily Black Hawk production and commercial aircraft).
RMS’ operating profit during the nine months ended September 29, 2019 increased $55 million, or 5%, compared to the same period in 2018. Operating profit increased approximately $35 million for IWSS programs due to higher risk retirements (primarily Radar Surveillance Systems and Aegis); about $35 million for Sikorsky helicopter programs primarily due to risk retirements on commercial after-market programs and better cost performance across the portfolio, partially offset by lower margin contracts for helicopter development programs and lower risk retirements on mission systems programs; and about $20 million for C6ISR programs due to lower charges for various programs. These increases were partially offset by a decrease of $45 million for TLS programs due to $70 million in charges for an army sustainment program partially offset by lower charges on various other programs. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were $45 million lower during the nine months ended September 29, 2019 compared to the same period during 2018.
We continue to expect RMS’ net sales to increase in the mid-single digit percentage range compared to 2018 levels driven by IWSS and C6ISR sales volume. Operating profit is also expected to increase in the mid-single digit percentage range compared to 2018 levels, and operating profit margin for 2019 is expected to be comparable to 2018.
Space
Summary operating results for our Space business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net sales	$2,683	$2,555	$8,021	$7,318
Operating profit	309	293	931	831
Operating margin	11.5%	11.5%	11.6%	11.4%
Space’s net sales during the quarter ended September 29, 2019 increased $128 million, or 5%, compared to the same period in 2018. The increase was primarily attributable to higher net sales of approximately $100 million for government satellite programs due to higher volume (primarily Next Gen OPIR and GPS III) and about $95 million for strategic and missile defense programs due to higher volume (primarily new hypersonic development programs). These increases were partially offset by a decrease of $35 million due to lower volume on the Orion program and a decrease of $25 million due to lower volume on commercial satellite programs.
Space’s operating profit during the quarter ended September 29, 2019 increased $16 million, or 5%, compared to the same period in 2018. Operating profit increased approximately $10 million due to higher equity earnings for ULA and $10 million for commercial satellite programs, which reflect a lower amount of charges recorded for performance matters. These increases were partially offset by a decrease of approximately $10 million for government satellite programs due to lower risk retirements. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were comparable during the quarter ended September 29, 2019 to the same period in 2018.
Space’s net sales during the nine months ended September 29, 2019 increased $703 million, or 10%, compared to the same period in 2018. The increase was primarily attributable to higher net sales of approximately $530 million for government satellite programs due to higher volume (primarily Next Gen OPIR, GPS III, and government satellite services); about $165 million for strategic and missile defense programs due to higher volume (primarily new hypersonic development programs); and about $25 million due to higher volume on the Orion program.
Space’s operating profit during the nine months ended September 29, 2019 increased $100 million, or 12%, compared to the same period in 2018. Operating profit increased approximately $85 million for government satellite programs due to higher risk retirements (primarily Advanced Extremely High Frequency (AEHF) and government satellite services) and higher volume (primarily GPS III and government satellite services); and about $45 million for commercial satellite programs, which reflect a lower amount of charges recorded for performance matters. These increases were partially offset by a decrease of approximately $40 million due to lower equity earnings for ULA. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were $85 million higher during the nine months ended September 29, 2019 compared to the same period in 2018.
We continue to expect Space's 2019 net sales to increase in the high-single digit percentage range compared to 2018 levels driven by increased volume on government satellite and hypersonics programs. Operating profit in 2019 is expected to increase in the mid-to-high single digit percentage range as compared to 2018 driven by volume as well as an increased level of risk retirements. Operating profit margin in 2019 is expected to decrease from 2018 levels due to lower ULA equity earnings.
Total equity earnings recognized by Space (primarily ULA) represented approximately $55 million, or 18% and $140 million, or 15%, of Space’s operating profit during the quarter and nine months ended September 29, 2019, compared to approximately $45 million, or 15% and $180 million, or 22%, during the quarter and nine months ended September 30, 2018.
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
We have generated strong operating cash flows, which have been the primary source of funding for our operations, capital expenditures, debt service and repayments, dividends, share repurchases and postretirement benefit plan contributions. The total remaining authorization for future common share repurchases under our share repurchase program was $3.3 billion as of September 29, 2019, including a $1.0 billion increase to the program authorized by our Board of Directors on September 26, 2019.
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
The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	Nine Months Ended
	September 29, 2019	September 30, 2018
Cash and cash equivalents at beginning of year	$772	$2,861
Operating activities
Net earnings	4,732	3,793
Non-cash adjustments	974	1,101
Changes in working capital	(1,139)	(1,402)
Other, net	1,254	(2,571)
Net cash provided by operating activities	5,821	921
Net cash used for investing activities	(803)	(673)
Net cash used for financing activities	(3,251)	(2,212)
Net change in cash and cash equivalents	1,767	(1,964)
Cash and cash equivalents at end of period	$2,539	$897

Operating Activities
Net cash provided by operating activities increased $4.9 billion during the nine months ended September 29, 2019 compared to the same period in 2018. The increase in cash was largely driven by cash contributions of $5.0 billion made during the nine months ended September 30, 2018 to our qualified defined benefit pension plans compared to no contributions during the nine months ended September 29, 2019. Cash provided by working capital during the nine months ended September 29, 2019 was approximately $260 million higher than the same period in 2018. During the nine months ended September 29, 2019, we made cash tax payments of approximately $690 million compared to receiving net tax refunds of $46 million during the nine months ended September 30, 2018.
Investing Activities
Net cash used for investing activities increased during the nine months ended September 29, 2019, compared to the same period in 2018 primarily due to approximately $105 million of cash received during the first quarter of 2018 as part of the final settlement of net working capital in connection with the 2016 divestiture of our Information Systems and Global Solutions business and an increase in cash used for capital expenditures. Capital expenditures totaled $841 million and $819 million during the nine months ended September 29, 2019 and September 30, 2018. The majority of our capital expenditures were for equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.
Financing Activities
Net cash used for financing activities was $3.3 billion during the nine months ended September 29, 2019, compared to $2.2 billion during the same period in 2018. Net cash used for financing activities during the nine months ended September 29, 2019 and September 30, 2018 was primarily driven by dividend payments and share repurchases. In addition, we made net repayments of $600 million for commercial paper during the nine months ended September 29, 2019 compared to receiving $490 million of commercial paper net proceeds during the same period in 2018.
During the nine months ended September 29, 2019 and September 30, 2018, we paid dividends totaling $1.9 billion ($6.60 per share) and $1.7 billion ($6.00 per share). In addition, we repurchased 2.2 million shares of our common stock during the nine months ended September 29, 2019 for $718 million, some of which was settled subsequent to the end of the third quarter. During the nine months ended September 30, 2018, we repurchased 2.5 million shares of our common stock for $826 million.
Capital Resources

At September 29, 2019, we held cash and cash equivalents of $2.5 billion that was generally available to fund ordinary business operations without significant legal, regulatory, or other restrictions.

At September 29, 2019, we also had a $2.5 billion revolving credit facility (the 5-year Facility) with various banks that is available for general corporate purposes. Effective August 24, 2019, we extended the expiration date of the 5-year Facility from August 24, 2023 to August 24, 2024. The undrawn portion of the 5-year Facility also serves as a backup facility for the issuance of commercial paper. The total amount outstanding at any point in time under the combination of our commercial paper program and the credit facility cannot exceed the amount of the 5-year Facility. We may request and the banks may grant, at their discretion, an increase in the borrowing capacity under the 5-year Facility of up to an additional $500 million. There were no borrowings outstanding under the 5-year Facility at September 29, 2019.

We have agreements in place with financial institutions to provide for the issuance of commercial paper. The outstanding balance of commercial paper can fluctuate daily and the amount outstanding during the period may be greater than or less than the amount reported at the end of the period. During the nine months ended September 29, 2019, we borrowed and fully repaid amounts under our commercial paper program. There were no commercial paper borrowings outstanding as of September 29, 2019. As of December 31, 2018, we had $600 million of commercial paper borrowings with a weighted average rate of 2.89% outstanding. All of our commercial paper borrowings had maturities of up to three months or less from the date of issuance. We may, as conditions warrant, continue to issue commercial paper backed by our credit facility to manage the timing of cash flows.

Our outstanding debt, net of unamortized discounts and issuance costs, was $13.6 billion as of September 29, 2019 and mainly is in the form of publicly-issued notes that bear interest at fixed rates. As of September 29, 2019, we had $900 million of short-term borrowings due within one year, consisting of debt scheduled to mature in November 2019. As of September 29, 2019, we were in compliance with all covenants contained in our debt and credit agreements. There were no material changes during the quarter or nine months ended September 29, 2019 to our contractual commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2018 Form 10‑K that were outside the ordinary course of our business.
On occasion, our customers may seek deferred payment terms to purchase our products. In connection with these transactions, we may, at our customer’s request, enter into arrangements for the non-recourse sale of customer receivables to unrelated third–party financial institutions. For accounting purposes, these transactions are not discounted and are treated as a sale of receivables as we have no continuing involvement. The sale proceeds from the financial institutions are reflected in our operating cash flows on the statement of cash flows. We sold customer receivables of $80 million and $280 million during the quarter and nine months ended September 29, 2019 and $41 million and $268 million during the quarter and nine months ended September 30, 2018. There were no gains or losses related to sales of these receivables.
Our total equity was $3.9 billion at September 29, 2019, an increase of $2.5 billion from December 31, 2018. The increase was primarily attributable to net earnings of $4.7 billion and amortization of $681 million in pension and other postretirement benefit plan expense. These increases were partially offset by dividends declared of $2.6 billion and the repurchase of 2.2 million shares for $718 million, some of which was settled subsequent to the end of the third quarter. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings. Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess purchase price over par value of $350 million recorded as a reduction of retained earnings during the nine months ended September 29, 2019.
OTHER MATTERS
Status of the F-35 Program
The F-35 program consists of multiple production contracts, sustainment activities, and new development efforts. During the nine months ended September 29, 2019, we delivered 83 aircraft to our U.S. and international partners, resulting in total deliveries of 440 production aircraft as of September 29, 2019. We have 313 production aircraft in backlog as of September 29, 2019, including orders from our international partners and customers. Production of the aircraft is expected to continue for many years given the U.S. Government’s current inventory objective of 2,456 aircraft for the U.S. Air Force, U.S. Marine Corps, and U.S. Navy; commitments from our eight international partners and four international customers; as well as expressions of interest from other countries.

On July 17, 2019, the U.S. Government suspended Turkey’s participation in the F-35 program and initiated the process to formally remove Turkey from the program as a result of Turkey accepting delivery of the Russian S-400 air and missile defense system. In addition, on October 14, 2019, the President issued an executive order targeting Turkey, which authorized sanctions as a result of Turkey’s actions in Syria. Subsequently, on October 23, 2019, the President announced that the U.S. Government will lift such sanctions. However, additional sanctions could be imposed against Turkey, including as a result of legislation that has been proposed in both the U.S. House of Representatives and the U.S. Senate to impose a range of sanctions on Turkey for its actions in Syria. We are monitoring these developments and the potential impacts of any sanctions and other actions regarding Turkey on the F-35 program and on our other programs involving Turkey.

Turkey is one of eight international partners on the F-35 program and previously committed to purchase up to 100 F-35 aircraft, of which four have been delivered to date to Luke Air Force Base, Arizona and another 26 aircraft are currently in production or in backlog. For the aircraft in production or backlog, we have been working with the U.S. Government to ensure there are no interruptions in production and no adverse financial impacts to us as a result of Turkey’s removal from the F-35 program. Absent a change in the U.S. Government’s position on Turkey’s removal from the program, we will continue to seek to replace Turkey’s acquisition of additional aircraft with potential new customers or expand orders from existing partner countries.

Turkish suppliers also produce component parts for the program, many of which are sole-sourced. To minimize the risks of disruption of our supply chain and ensure continuity of F-35 production, we have been working closely with the DoD and supporting activities to identify and engage alternate suppliers for the component parts produced by Turkish suppliers. International sales of the F-35 are negotiated between the U.S. Government and international governments and Turkey’s removal from the F-35 program is a government-to-government matter. We will follow official U.S. Government guidance as it relates to delivery of F-35 aircraft to Turkey and the export and import of component parts from the Turkish supply chain. The full effects of removing Turkey from the F-35 program and any potential U.S. sanctions cannot be determined at this time. However, these actions could impact the timing of orders, disrupt the production of the aircraft, delay delivery of aircraft, disrupt delivery of sustainment components produced in Turkey and impact funding on the program, to include the result of any reprogramming of funds that may be necessary to develop alternate sources for component parts made in Turkey, which could affect our operations, operating results, financial position and cash flows. For additional discussion, including the risk of sanctions on other programs involving sales to Turkey or work with Turkish industry, see “Part II, Item 1A. Risk Factors.”

In February 2019, the Department of the Navy declared Initial Operational Capability for its F-35C fleet, resulting in all three F-35 aircraft variants being mission-ready and combat-capable. Given the size and complexity of the F-35 program, we anticipate that there will be continual reviews related to aircraft performance, program schedule, cost, and requirements as part of the DoD, Congressional, and international partners’ oversight and budgeting processes. Current program challenges include, but are not limited to, supplier and partner performance, software development, level of cost associated with life cycle operations and sustainment and warranties, receiving funding for production contracts on a timely basis, executing future flight tests, and findings resulting from testing and operating the aircraft.
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
Postretirement Benefit Plans
We measure our net obligations related to our postretirement benefit plans annually at year end, which are largely dependent upon several key economic and actuarial assumptions. If we assume a discount rate at the end of 2019 of 3.25% (a 100 basis point decrease from the end of 2018), a 15.00% return on plan assets in 2019, and a 7.00% expected long-term rate of return on plan assets in future years among other assumptions, we expect the total net 2020 FAS/CAS pension adjustment to be approximately $2.1 billion. With these assumptions, we expect the amount of the qualified defined benefit pension plan obligation to be recorded at the end of 2019 to increase, resulting in a non-cash, after-tax decrease in stockholders’ equity of approximately $4.0 billion. If interest rates and 2019 asset returns were to further decline, we may incur a stockholders' deficit at year-end. However, we do not anticipate that this would affect our ability to comply with our debt covenants, pay dividends, or make share repurchases based on our current outlook for net earnings.
A change of plus or minus 25 basis points to the assumed discount rate, with all other assumptions held constant, would result in an incremental increase or decrease of approximately $15 million to the estimated net 2020 FAS/CAS pension benefit. The impact of changes in the discount rate is significantly less than in prior years (i.e., $15 million for 2020 compared to $120 million for 2019) due to the expected completion of the planned freeze of our salaried pension plans that was previously announced on July 1, 2014, which is discussed in further detail below. A change of 100 basis points to the return on plan assets in 2019 only, with all other assumptions held constant, would impact the net 2020 FAS/CAS pension benefit by approximately $15 million. We expect to make contributions of approximately $500 million to our qualified defined benefit pension plans in 2020 and anticipate recovering approximately $2.2 billion of CAS pension cost.
Accounting for postretirement benefit plans under GAAP requires that the amounts we record are computed using actuarial valuations. These valuations utilize many assumptions, including those we make regarding financial markets and other economic conditions and longevity. Changes in those annual assumptions can impact our total equity at any given year end, and the amount of expense we record for our postretirement benefits plans in the following year. We will finalize the postretirement benefit plan assumptions and determine the 2019 actual return on plan assets on December 31, 2019. The final assumptions and the actual investment returns for 2019 may differ materially from those discussed above.

Please refer to our critical accounting policies under the caption “Postretirement Benefit Plans” in our 2018 Annual Report on Form 10-K for a more detailed discussion of the significant assumptions we must make, in addition to information regarding our ability to recover our pension costs in the pricing of our contracts.
As previously announced on July 1, 2014, we will complete the final step of the planned freeze of our qualified and nonqualified defined benefit pension plans for salaried employees effective January 1, 2020. The service-based component of the formula used to determine retirement benefits will be frozen such that participants will no longer earn further credited service for any period after December 31, 2019. As a result of these changes, the plans will be fully frozen effective January 1, 2020. Retirees already collecting benefits and former employees with a vested benefit will not be affected by the change. Current employees also will retain all benefits already earned in their pension plan to date.
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
Goodwill and Intangible Assets
The carrying value of our Sikorsky reporting unit included goodwill of $2.7 billion, an indefinite-lived trademark intangible asset of $887 million, and finite-lived customer program intangible assets of $2.3 billion as of September 29, 2019. As of the date of our 2018 annual impairment test, we estimated that the fair value of our Sikorsky reporting unit exceeded its carrying value of goodwill by a margin of approximately 20% and the fair value of the trademark intangible asset exceeded its carrying value by a margin of approximately 5%. We will perform our annual goodwill impairment test during the fourth quarter of 2019 and will perform a quantitative assessment of the fair value of our Sikorsky reporting unit.
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

ITEM 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 29, 2019. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of September 29, 2019.
There were no changes in our internal control over financial reporting during the quarter ended September 29, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•
budget uncertainty; affordability initiatives; the impact of continuing resolution funding mechanisms and the potential for a government shutdown (including the potential that we work on unfunded contracts to preserve their cost and/or schedule);

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

•
economic, industry, business and political conditions including their effects on governmental policy and government actions that disrupt our supply chain or prevent the sale or delivery of our products (such as delays in obtaining Congressional approvals for exports requiring Congressional notification);

•	trade policies or sanctions (including the impact of potential U.S. Government sanctions on Turkey and Turkey’s removal from the F-35 program and potential sanctions on the Kingdom of Saudi Arabia);

•	our success expanding into and doing business in adjacent markets and internationally and the differing risks posed by international sales;

•	changes in foreign national priorities and foreign government budgets;

•
the competitive environment for our products and services, including increased pricing pressures, aggressive pricing in the absence of cost realism evaluation criteria, competition from outside the aerospace and defense industry, and increased bid protests;

•	the timing and customer acceptance of product deliveries;

•	our ability to continue to innovate and develop new products and to attract and retain key personnel and transfer knowledge to new personnel; the impact of work stoppages or other labor disruptions;

•	the impact of cyber or other security threats or other disruptions to our businesses;

•	our ability to implement and continue, and the timing and impact of, capitalization changes such as share repurchases and dividend payments;

•	our ability to recover costs under U.S. Government contracts and changes in contract mix;

•	the accuracy of our estimates and projections;

•
timing and estimates regarding pension funding and movements in interest rates and other changes that may affect pension plan assumptions, stockholders’ equity, the level of the FAS/CAS adjustment and actual returns on pension plan assets;

•	the successful operation of ventures that we do not control and our ability to recover our investments;

•	realizing the anticipated benefits of acquisitions or divestitures, ventures, teaming arrangements or internal reorganizations;

•	our efforts to increase the efficiency of our operations and improve the affordability of our products and services;

•
risk of an impairment of our assets, including the potential impairment of goodwill, intangible assets and inventory recorded as a result of the acquisition of the Sikorsky business and the potential further impairment of our equity investment in Advanced Military Maintenance, Repair and Overhaul Center LLC (AMMROC);

•	the availability and adequacy of our insurance and indemnities;

•
the effect of changes in (or in the interpretation of) procurement and other regulations and policies affecting our industry, including export of our products, cost allowability or recovery, aggressive government positions on the use and ownership of intellectual property and potential changes to the DoD’s acquisition regulations relating to progress payments and performance-based payments and a preference for fixed-price contracts;

•	the effect of changes in accounting, taxation, or export laws, regulations, and policies; and

•
the outcome of legal proceedings, bid protests, environmental remediation efforts, government investigations or government allegations that we have failed to comply with law, other contingencies and U.S. Government identification of deficiencies in our business systems.

These are only some of the factors that may affect forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see our filings with the U.S. Securities and Exchange Commission (SEC) including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and subsequent Quarterly Reports on Form 10-Q. Our filings may be accessed through the Investor Relations page of our website, www.lockheedmartin.com/investor, or through the website maintained by the SEC at www.sec.gov.
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
On July 17, 2019, the U.S. Government suspended Turkey’s participation in the F-35 program and initiated the process to formally remove Turkey from the program as a result of Turkey accepting delivery of the Russian S-400 air and missile defense system. In addition, on October 14, 2019, the President issued an executive order targeting Turkey, which authorized sanctions against persons contributing to the situation in Syria, and the U.S. Department of Treasury’s Office of Foreign Assets Control announced sanctions against the Turkish Ministry of National Defence (MND) and the Turkish Minister of National Defence, among others, as a result of Turkey’s actions in Syria. Subsequently, on October 23, 2019, the President announced that the U.S. Government will lift such sanctions. However, additional sanctions could be imposed against Turkey, including as a result of legislation that has been proposed in both the U.S. House of

Representatives and the U.S. Senate to impose a range of sanctions on Turkey for its actions in Syria. Sanctions could prohibit sales of defense articles to the Turkish military or cooperation and activity with companies that benefit the Turkish MND, among other things. In response, Turkey could implement retaliatory sanctions. We are monitoring these developments and the potential impacts of any sanctions and other actions regarding Turkey on the F-35 program and on our other programs involving Turkey. Depending on the scope and applicability of any sanctions or other actions, the impact could be material to our operations, operating results, financial position or cash flows.

Turkey is one of eight international partners on the F-35 program and previously committed to purchase up to 100 F-35 aircraft, of which four have been delivered to date to Luke Air Force Base, Arizona, and another 26 aircraft are currently in production or in backlog. For the aircraft in production or backlog, we have been working with the U.S. Government to ensure there are no interruptions in production and no adverse financial impacts to us as a result of Turkey’s removal from the F-35 program. Absent a change in the U.S. Government’s position on Turkey’s removal from the program, we will continue to seek to replace Turkey’s acquisition of additional aircraft with potential new customers or expand orders from existing partner countries.

Turkish suppliers also produce component parts for the F-35 program, many of which are sole-sourced. To minimize the risks of disruption of our supply chain and ensure continuity of F-35 production, we have been working closely with the DoD and supporting activities to identify and engage alternate suppliers for the component parts produced by Turkish suppliers. We have been moving toward this end but due to the procedure to qualify new parts, we have not completed that process and, therefore, this outcome is not yet assured. International sales of the F-35 are negotiated between the U.S. Government and international governments and Turkey’s removal from the F-35 program is a government-to-government matter. We will follow official U.S. Government guidance as it relates to delivery of F-35 aircraft to Turkey and the export and import of component parts from the Turkish supply chain.

The full effects of potential U.S. Government sanctions on Turkey and Turkey’s removal from the F-35 program cannot be determined at this time. However, these actions could impact the timing of orders, disrupt the production of aircraft, delay delivery of aircraft, disrupt delivery of sustainment components produced in Turkey and impact funding on the F-35 program to include the result of any reprogramming of funds that may be necessary to develop alternate sources for component parts made in Turkey. While, in the case of the F-35 program, we expect that these costs ultimately would be recovered from the U.S. Government, the availability or timing of any recovery could adversely affect our cash flows and results of operations.

We have other programs involving sales to Turkey or work with Turkish industry, including Sikorsky Black Hawk helicopter production that is dependent on sole-source components from Turkish suppliers and the Turkish Utility Helicopter Program, which is a program to produce helicopters for the Turkish Armed Forces, that could be adversely affected by the imposition of sanctions on Turkey, and potential reciprocal actions. Depending on the terms and interpretation of any sanctions, certain of these activities could be determined to be prohibited, which could result in restrictions on exports or imports, losses of future sales, reductions in backlog, return of advance payments, costs to develop alternate supply sources, restrictions on payments, force majeure events or contract terminations. Such activity also could result in claims from our suppliers, which may include both the amount established in any settlement agreements, the costs of evaluating supplier settlement proposals and the costs of negotiating settlement agreements. These effects could have a material impact on our operating results, financial position and cash flows.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the quarter ended September 29, 2019.
The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended September 29, 2019.

Period (a)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
					(in millions)
July 1, 2019 – July 28, 2019	196,581		$364.40	195,947	$2,439
July 29, 2019 – August 25, 2019	191,094		$370.54	191,094	$2,368
August 26, 2019 – September 29, 2019	197,349		$385.10	197,349	$3,292
Total	585,024	(c)	$373.39	584,390

(a)
We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, July 28, 2019 was the last day of our July 2019 fiscal month.

(b)
In October 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. From time to time, our Board of Directors authorizes increases to our share repurchase program. The total remaining authorization for future common share repurchases under our share repurchase program was $3.3 billion as of September 29, 2019, including a $1.0 billion increase to the program authorized by our Board of Directors on September 26, 2019. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans, including accelerated share repurchases. The program does not have an expiration date.

(c)
During the quarter ended September 29, 2019, the total number of shares purchased included 634 shares that were transferred to us by employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the program.

ITEM 6. Exhibits

Exhibit No.	Description

10.1	Non-Employee Director Compensation Summary

10.2
Extension Agreement dated as of August 24, 2019, by and among Lockheed Martin Corporation, the lenders listed therein, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on 8-K filed with the SEC on August 26, 2019).

15	Acknowledgment of Independent Registered Public Accounting Firm

31.1	Certification of Marillyn A. Hewson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Kenneth R. Possenriede pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Marillyn A. Hewson and Kenneth R. Possenriede pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: October 24, 2019	By: /s/ Brian P. Colan
Brian P. Colan
Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)