Form 10-Q
period 2020-03-29
LOCKHEED MARTIN CORP
filed 2020-04-22
CIK 936468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2020
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
Large accelerated filer ☒ Accelerated filer ☐ Non–accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 280,435,314 shares of our common stock, $1 par value per share, outstanding as of April 17, 2020.

Lockheed Martin Corporation
Form 10-Q
For the Quarterly Period Ended March 29, 2020

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Lockheed Martin Corporation
Consolidated Statements of Earnings
(unaudited; in millions, except per share data)

	Quarters Ended
	March 29, 2020	March 31, 2019
Net sales
Products	$13,166	$11,970
Services	2,485	2,366
Total net sales	15,651	14,336
Cost of sales
Products	(11,742)	(10,625)
Services	(2,213)	(2,047)
Other unallocated, net	395	524
Total cost of sales	(13,560)	(12,148)
Gross profit	2,091	2,188
Other income, net	31	95
Operating profit	2,122	2,283
Interest expense	(148)	(171)
Other non-operating income (expense), net	56	(167)
Earnings before income taxes	2,030	1,945
Income tax expense	(313)	(241)
Net earnings	$1,717	$1,704

Earnings per common share
Basic	$6.10	$6.03
Diluted	$6.08	$5.99

Cash dividends paid per common share	$2.40	$2.20
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Comprehensive Income
(unaudited; in millions)

	Quarters Ended
	March 29, 2020	March 31, 2019
Net earnings	$1,717	$1,704
Other comprehensive income, net of tax
Recognition of previously deferred postretirement benefit plan amounts	110	227
Other, net	(97)	—
Other comprehensive income, net of tax	13	227
Comprehensive income	$1,730	$1,931
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Balance Sheets
(in millions, except par value)

	March 29, 2020	December 31, 2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,988	$1,514
Receivables, net	2,892	2,337
Contract assets	10,189	9,094
Inventories	3,539	3,619
Other current assets	614	531
Total current assets	19,222	17,095
Property, plant and equipment, net	6,605	6,591
Goodwill	10,565	10,604
Intangible assets, net	3,142	3,213
Deferred income taxes	3,164	3,319
Other noncurrent assets	6,550	6,706
Total assets	$49,248	$47,528
Liabilities and equity
Current liabilities
Accounts payable	$3,166	$1,281
Contract liabilities	7,205	7,054
Salaries, benefits and payroll taxes	2,022	2,466
Current maturities of long-term debt	1,250	1,250
Other current liabilities	2,009	1,921
Total current liabilities	15,652	13,972
Long-term debt, net	11,439	11,404
Accrued pension liabilities	13,078	13,234
Other noncurrent liabilities	5,592	5,747
Total liabilities	45,761	44,357
Stockholders’ equity
Common stock, $1 par value per share	279	280
Additional paid-in capital	—	—
Retained earnings	18,708	18,401
Accumulated other comprehensive loss	(15,541)	(15,554)
Total stockholders’ equity	3,446	3,127
Noncontrolling interests in subsidiary	41	44
Total equity	3,487	3,171
Total liabilities and equity	$49,248	$47,528
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Cash Flows
(unaudited; in millions)

	Quarters Ended
	March 29, 2020	March 31, 2019
Operating activities
Net earnings	$1,717	$1,704
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	301	277
Stock-based compensation	42	37
Gain on property sale	—	(51)
Changes in assets and liabilities
Receivables, net	(555)	(389)
Contract assets	(1,095)	(1,025)
Inventories	80	(288)
Accounts payable	1,894	744
Contract liabilities	151	305
Postretirement benefit plans	(39)	278
Income taxes	167	243
Other, net	(349)	(172)
Net cash provided by operating activities	2,314	1,663
Investing activities
Capital expenditures	(293)	(284)
Other, net	(2)	27
Net cash used for investing activities	(295)	(257)
Financing activities
Dividends paid	(693)	(638)
Repurchases of common stock	(756)	(281)
Repayments of commercial paper, net	—	(200)
Other, net	(96)	(68)
Net cash used for financing activities	(1,545)	(1,187)
Net change in cash and cash equivalents	474	219
Cash and cash equivalents at beginning of period	1,514	772
Cash and cash equivalents at end of period	$1,988	$991
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiary	Total Equity
Balance at December 31, 2019	$280	$—	$18,401	$(15,554)	$3,127	$44	$3,171
Net earnings	—	—	1,717	—	1,717	—	1,717
Other comprehensive income, net of tax	—	—	—	13	13	—	13
Repurchases of common stock	(2)	(29)	(733)	—	(764)	—	(764)
Dividends declared	—	—	(677)	—	(677)	—	(677)
Stock-based awards, ESOP activity and other	1	29	—	—	30	—	30
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(3)	(3)
Balance at March 29, 2020	$279	$—	$18,708	$(15,541)	$3,446	$41	$3,487

Balance at December 31, 2018	$281	$—	$15,434	$(14,321)	$1,394	$55	$1,449
Net earnings	—	—	1,704	—	1,704	—	1,704
Other comprehensive income, net of tax	—	—	—	227	227	—	227
Repurchases of common stock	(1)	(46)	(237)	—	(284)	—	(284)
Dividends declared	—	—	(623)	—	(623)	—	(623)
Stock-based awards, ESOP activity and other	1	46	—	—	47	—	47
Net increase in noncontrolling interests in subsidiary	—	—	—	—	—	2	2
Balance at March 31, 2019	$281	$—	$16,278	$(14,094)	$2,465	$57	$2,522
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
In the opinion of management, these consolidated financial statements reflect all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations, financial condition, and cash flows for the interim periods presented. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates. Significant estimates inherent in the preparation of our consolidated financial statements include, but are not limited to, accounting for sales and cost recognition, postretirement benefit plans, assets for the portion of environmental costs that are probable of future recovery and liabilities, evaluation of goodwill, investments and other assets for impairment, income taxes including deferred tax assets, fair value measurements and contingencies. The consolidated financial statements include the accounts of subsidiaries we control and variable interest entities if we are the primary beneficiary. We eliminate intercompany balances and transactions in consolidation.
We close our books and records on the last Sunday of the calendar quarter, which was on March 29 for the first quarter of 2020 and March 31 for the first quarter of 2019, to align our financial closing with our business processes. The consolidated financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods as our fiscal year ends on December 31.
We adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective January 1, 2020 using the modified retrospective approach. The new standard changes how we account for credit losses for financial assets and certain other instruments, including trade receivables and contract assets, that are not measured at fair value through net income. Under legacy standards, we recognized an impairment of receivables when it was probable that a loss had been incurred. Under the new standard, we are required to recognize estimated credit losses expected to occur over the estimated life or remaining contractual life of an asset (which includes losses that may be incurred in future periods) using a broader range of information including reasonable and supportable forecasts about future economic conditions. The adoption of the standard did not have a significant impact on our operating results, financial position or cash flows.
We adopted ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements For Defined Benefit Plans, effective January 1, 2020. The new standard modifies the annual disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The guidance requires disclosure changes to be presented on a retrospective basis. As this standard relates only to financial disclosures, its adoption did not have an impact to our operating results, financial position or cash flows.
The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the full year or future periods. Unless otherwise noted, we present all per share amounts cited in these consolidated financial statements on a “per diluted share” basis. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K).

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

NOTE 2 – EARNINGS PER COMMON SHARE
The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended
	March 29, 2020	March 31, 2019
Weighted average common shares outstanding for basic computations	281.3	282.5
Weighted average dilutive effect of equity awards	1.3	1.8
Weighted average common shares outstanding for diluted computations	282.6	284.3

We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units (RSUs) and performance stock units (PSUs) and exercise of outstanding stock options based on the treasury stock method. There were no significant anti-dilutive equity awards during the quarters ended March 29, 2020 or March 31, 2019.
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
Excluded items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. See “Note 10 – Other” for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended
	March 29, 2020	March 31, 2019
Net sales
Aeronautics	$6,369	$5,584
Missiles and Fire Control	2,619	2,350
Rotary and Mission Systems	3,746	3,762
Space	2,917	2,640
Total net sales	$15,651	$14,336
Operating profit
Aeronautics	$672	$585
Missiles and Fire Control	396	417
Rotary and Mission Systems	376	379
Space	281	334
Total business segment operating profit	1,725	1,715
Unallocated items
FAS/CAS operating adjustment (a)	469	512
Stock-based compensation	(42)	(37)
Other, net	(30)	93
Total unallocated items	397	568
Total consolidated operating profit	$2,122	$2,283
Intersegment sales
Aeronautics	$59	$42
Missiles and Fire Control	136	121
Rotary and Mission Systems	499	499
Space	108	68
Total intersegment sales	$802	$730

(a)
The FAS/CAS operating adjustment represents the difference between the service cost component of financial accounting standards (FAS) pension income (expense) and total pension costs recoverable on U.S. Government contracts as determined in accordance with CAS.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

Our total net FAS/CAS pension adjustment for the quarters ended March 29, 2020 and March 31, 2019, including the service and non-service cost components of FAS pension income (expense) for our qualified defined benefit pension plans, were as follows (in millions):

	Quarters Ended
	March 29, 2020	March 31, 2019
Total FAS income (expense) and CAS costs
FAS pension income (expense)	$30	$(273)
Less: CAS pension cost	494	641
Net FAS/CAS pension adjustment	$524	$368

Service and non-service cost reconciliation
FAS pension service cost	$(25)	$(129)
Less: CAS pension cost	494	641
FAS/CAS operating adjustment	469	512
Non-operating FAS pension income (expense)	55	(144)
Net FAS/CAS pension adjustment	$524	$368
We recover CAS pension and other postretirement benefit plan cost through the pricing of our products and services on U.S. Government contracts and, therefore, recognize CAS cost in each of our business segment’s net sales and cost of sales. Our consolidated financial statements must present FAS pension and other postretirement benefit plan expense calculated in accordance with FAS requirements under U.S. GAAP. The operating portion of the net FAS/CAS pension adjustment represents the difference between the service cost component of FAS pension income (expense) and total CAS pension cost. The non-service FAS pension income (expense) component is included in other non-operating income (expense), net in our consolidated statements of earnings. As a result, to the extent that CAS pension cost exceeds the service cost component of FAS pension income (expense), we have a favorable FAS/CAS operating adjustment.
The corporation will have FAS pension income in 2020, compared to FAS pension expense in prior periods. We will no longer have service costs for certain of our plans as a result of completing the planned freeze of our salaried pension plans effective January 1, 2020 that was previously announced on July 1, 2014. See “Note 6 – Postretirement Benefit Plans” for additional information regarding the corporation’s FAS pension expense or income and CAS pension cost.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

Net sales by products and services, contract type, customer, and geographic region were as follows (in millions):

	Quarter Ended March 29, 2020
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$5,455	$2,275	$2,986	$2,450	$13,166
Services	914	344	760	467	2,485
Total net sales	$6,369	$2,619	$3,746	$2,917	$15,651
Net sales by contract type
Fixed-price	$4,584	$1,718	$2,482	$519	$9,303
Cost-reimbursable	1,785	901	1,264	2,398	6,348
Total net sales	$6,369	$2,619	$3,746	$2,917	$15,651
Net sales by customer
U.S. Government	$4,033	$1,955	$2,788	$2,483	$11,259
International (a)	2,321	660	855	420	4,256
U.S. commercial and other	15	4	103	14	136
Total net sales	$6,369	$2,619	$3,746	$2,917	$15,651
Net sales by geographic region
United States	$4,048	$1,959	$2,891	$2,497	$11,395
Asia Pacific	995	75	318	28	1,416
Europe	948	168	167	398	1,681
Middle East	328	407	207	(6)	936
Other	50	10	163	—	223
Total net sales	$6,369	$2,619	$3,746	$2,917	$15,651

	Quarter Ended March 31, 2019
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$4,796	$1,916	$3,059	$2,199	$11,970
Services	788	434	703	441	2,366
Total net sales	$5,584	$2,350	$3,762	$2,640	$14,336
Net sales by contract type
Fixed-price	$4,170	$1,535	$2,619	$523	$8,847
Cost-reimbursable	1,414	815	1,143	2,117	5,489
Total net sales	$5,584	$2,350	$3,762	$2,640	$14,336
Net sales by customer
U.S. Government	$3,435	$1,633	$2,675	$2,236	$9,979
International (a)	2,095	670	995	395	4,155
U.S. commercial and other	54	47	92	9	202
Total net sales	$5,584	$2,350	$3,762	$2,640	$14,336
Net sales by geographic region
United States	$3,489	$1,680	$2,767	$2,245	$10,181
Asia Pacific	906	122	330	8	1,366
Europe	798	122	198	381	1,499
Middle East	337	413	285	6	1,041
Other	54	13	182	—	249
Total net sales	$5,584	$2,350	$3,762	$2,640	$14,336

(a)	International sales include foreign military sales (FMS) contracted through the U.S. Government and direct commercial sales to international governments and other international customers.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented approximately 28% of our total consolidated net sales for the quarter ended March 29, 2020 and 26% of our total consolidated net sales for the quarter ended March 31, 2019.
Total assets for each of our business segments were as follows (in millions):

	March 29, 2020	December 31, 2019
Assets
Aeronautics	$10,003	$9,109
Missiles and Fire Control	5,210	5,030
Rotary and Mission Systems	18,901	18,751
Space	6,164	5,844
Total business segment assets	40,278	38,734
Corporate assets (a)	8,970	8,794
Total assets	$49,248	$47,528

(a)
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

	March 29, 2020	December 31, 2019
Contract assets	$10,189	$9,094
Contract liabilities	7,205	7,054
Contract assets increased $1.1 billion during the quarter ended March 29, 2020, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the quarter ended March 29, 2020 for which we have not yet billed our customers. There were no significant credit or impairment losses related to our contract assets during the quarters ended March 29, 2020 and March 31, 2019.
Contract liabilities increased $151 million during the quarter ended March 29, 2020, primarily due to payments received in excess of revenue recognized on these performance obligations. During the quarter ended March 29, 2020, we recognized $1.6 billion of our contract liabilities that existed at December 31, 2019 as revenue. During the quarter ended March 31, 2019, we recognized $1.8 billion of our contract liabilities at December 31, 2018 as revenue.
NOTE 5 – INVENTORIES
Inventories consisted of the following (in millions):

	March 29, 2020	December 31, 2019
Materials, spares and supplies	$521	$532
Work-in-process	2,717	2,783
Finished goods	301	304
Total inventories	$3,539	$3,619

Costs incurred to fulfill a contract in advance of the contract being awarded are included in inventories as work-in-process if we determine that those costs relate directly to a contract or to an anticipated contract that we can specifically

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

identify and contract award is probable, the costs generate or enhance resources that will be used in satisfying performance obligations, and the costs are recoverable (referred to as pre-contract costs). Pre-contract costs that are initially capitalized in inventory are generally recognized as cost of sales consistent with the transfer of products and services to the customer upon the receipt of the anticipated contract. All other pre-contract costs, including start-up costs, are expensed as incurred. As of March 29, 2020 and December 31, 2019, $519 million and $493 million of pre-contract costs were included in inventories.
NOTE 6 – POSTRETIREMENT BENEFIT PLANS
Our pretax net periodic benefit (income) cost related to our qualified defined benefit pension plans and retiree medical and life insurance plans consisted of the following (in millions):

	Quarters Ended
	March 29, 2020	March 31, 2019
Qualified defined benefit pension plans
Service cost	$25	$129
Interest cost	385	452
Expected return on plan assets	(566)	(575)
Recognized net actuarial losses	212	351
Amortization of prior service credits	(86)	(84)
Total net periodic benefit (income) cost	$(30)	$273
Retiree medical and life insurance plans
Service cost	$3	$4
Interest cost	18	24
Expected return on plan assets	(32)	(28)
Recognized net actuarial losses	(1)	1
Amortization of prior service costs	10	10
Total net periodic benefit (income) cost	$(2)	$11

As previously announced on July 1, 2014, we completed the final step of the planned freeze of our qualified and nonqualified defined benefit pension plans for salaried employees effective January 1, 2020; the plans are now fully frozen. With the freeze complete, the majority of our salaried employees participate in an enhanced defined contribution retirement savings plan.
We record the service cost component of net periodic benefit cost (primarily for our bargained plans beginning in 2020) as part of cost of sales and the non-service cost components of net periodic benefit cost as part of other non-operating income (expense), net in the consolidated statements of earnings.
The recognized net actuarial losses and amortization of prior service credits or costs in the table above, along with similar costs related to our other postretirement benefit plans ($5 million for the quarter ended March 29, 2020 and $11 million for the quarter ended March 31, 2019) were reclassified from accumulated other comprehensive loss (AOCL) and recorded as a component of net periodic benefit (income) cost for the periods presented. These costs totaled $140 million ($110 million, net of tax) during the quarter ended March 29, 2020 and $289 million ($227 million, net of tax) during the quarter ended March 31, 2019 and were recorded on our consolidated statements of comprehensive income as an increase to other comprehensive income.
The required funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006 (PPA), along with consideration of CAS and Internal Revenue Code rules. There were no contributions to our qualified defined benefit pension plans during the quarters ended March 29, 2020 and March 31, 2019.

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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

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
At March 29, 2020 and December 31, 2019, the aggregate amount of liabilities recorded relative to environmental matters was $812 million and $810 million, most of which are recorded in other noncurrent liabilities on our consolidated balance sheets. We have recorded assets for the portion of environmental costs that are probable of future recovery totaling $705 million and $703 million at March 29, 2020 and December 31, 2019, most of which are recorded in other noncurrent assets on our consolidated balance sheets, for the estimated future recovery of these costs, as we consider the recovery probable based on the factors previously mentioned. We project costs and recovery of costs over approximately 20 years.
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
We are also evaluating the potential impact of existing and contemplated legal requirements addressing a class of compounds known generally as per- and polyfluoroalkyl compounds (PFAS).  PFAS compounds have been used ubiquitously, such as in fire-fighting foams, manufacturing processes, and stain- and stick-resistant products (e.g., Teflon, stain-resistant fabrics).  Because we have used products and processes over the years containing some of those compounds, it is likely that they exist as contaminants at many of our cleanup sites.  Governmental authorities have

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

announced plans, and in some instances have begun, to regulate certain of these compounds at extremely low concentrations in drinking water, which could lead to increased cleanup costs at many of our sites.
Letters of Credit, Surety Bonds and Third-Party Guarantees
We have entered into standby letters of credit and surety bonds issued on our behalf by financial institutions, and we have directly issued guarantees to third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as joint venture partners. We had total outstanding letters of credit, surety bonds and third-party guarantees aggregating $3.2 billion and $3.6 billion at March 29, 2020 and December 31, 2019. Third-party guarantees do not include guarantees issued on behalf of subsidiaries and other consolidated entities.
At March 29, 2020 and December 31, 2019, third-party guarantees totaled $725 million and $996 million, of which approximately 67% and 76% related to guarantees of contractual performance of joint ventures to which we currently are or previously were a party. These amounts represent our estimate of the maximum amounts we would expect to incur upon the contractual non-performance of the joint venture, joint venture partners or divested businesses. Generally, we also have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner.
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
NOTE 8 – FAIR VALUE MEASUREMENTS
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	March 29, 2020			December 31, 2019
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Mutual funds	$979	$979	$—	$1,363	$1,363	$—
U.S. Government securities	77	—	77	99	—	99
Other securities	299	132	167	319	171	148
Derivatives	66	—	66	18	—	18
Liabilities
Derivatives	37	—	37	23	—	23
Assets measured at NAV (a)
Other commingled funds	19			19

(a)	Net Asset Value (NAV) is the total value of the fund divided by the number of the fund’s shares outstanding.
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
The derivatives outstanding at both March 29, 2020 and December 31, 2019 consist of foreign currency forward contracts, interest rate swaps and foreign currency related contract embedded derivatives. We use derivative instruments

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

principally to reduce our exposure to market risks from changes in foreign currency exchange rates and interest rates. We do not enter into or hold derivative instruments for speculative trading purposes. We transact business globally and are subject to risks associated with changing foreign currency exchange rates. We enter into foreign currency hedges such as forward and option contracts that change in value as foreign currency exchange rates change. Our most significant foreign currency exposures relate to the British pound sterling, the euro, the Canadian dollar and the Australian dollar. These contracts hedge forecasted foreign currency transactions in order to mitigate fluctuations in our earnings and cash flows associated with changes in foreign currency exchange rates. We designate foreign currency hedges as cash flow hedges. We also are exposed to the impact of interest rate changes primarily through our borrowing activities. For fixed rate borrowings, we may use variable interest rate swaps, effectively converting fixed rate borrowings to variable rate borrowings in order to reduce the amount of interest paid. These swaps are designated as fair value hedges. For variable rate borrowings, we may use fixed interest rate swaps, effectively converting variable rate borrowings to fixed rate borrowings in order to mitigate the impact of interest rate changes on earnings. These swaps are designated as cash flow hedges. We also may enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting, which are intended to mitigate certain economic exposures.
The aggregate notional amount of our outstanding interest rate swaps at both March 29, 2020 and December 31, 2019 was $750 million. The aggregate notional amount of our outstanding foreign currency hedges at March 29, 2020 and December 31, 2019 was $3.5 billion and $3.8 billion. The fair values of our outstanding interest rate swaps and foreign currency hedges at March 29, 2020 and December 31, 2019 were not significant. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters ended March 29, 2020 and March 31, 2019. Substantially all of our derivatives are designated for hedge accounting.
In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $15.7 billion and $15.9 billion at March 29, 2020 and December 31, 2019. The outstanding principal amount of debt was $13.8 billion at both March 29, 2020 and December 31, 2019, excluding $1.1 billion and $1.2 billion of unamortized discounts and issuance costs at March 29, 2020 and December 31, 2019. The estimated fair values of our outstanding debt were determined based on observable inputs (Level 2).
NOTE 9 – STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
During the quarter ended March 29, 2020, we repurchased 0.7 million shares for $264 million under repurchase plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, some of which were settled subsequent to the end of the first quarter. We also entered into an accelerated share repurchase (ASR) agreement to repurchase $500 million of our common stock through April 2020. Under the terms of the ASR agreement, we made a payment of $500 million and received an initial delivery of 1.0 million shares of our common stock. The total number of shares of common stock to be received is based on an average volume-weighted average price (VWAP) of our common stock during the term of the ASR agreement, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreement. Based on the average VWAP as of April 20, 2020, we expect to receive approximately 0.5 million additional shares upon final settlement.
The total remaining authorization for future common share repurchases under our share repurchase program was $2.0 billion as of March 29, 2020. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings. Due to the volume of repurchases and the prices at which these were made, additional paid-in capital was reduced to zero, with the remainder of the excess purchase price over par value of $733 million recorded as a reduction to retained earnings during the quarter ended March 29, 2020.
Dividends
We declared cash dividends totaling $677 million ($2.40 per share) and $623 million ($2.20 per share) during the quarters ended March 29, 2020 and March 31, 2019. Dividends paid during the quarters ended March 29, 2020 and

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

March 31, 2019 are higher than dividends declared due to dividend-equivalents paid to holders of RSUs and PSUs. These dividend-equivalents are accrued during the vesting period and are paid upon the vesting of the RSUs and PSUs.
Restricted Stock Unit Grants
During the quarter ended March 29, 2020, we granted certain employees approximately 0.5 million RSUs with a weighted average grant date fair value of $384.17 per RSU. The grant date fair value of these RSUs is equal to the closing market price of our common stock on the grant date less a discount to reflect the delay in payment of dividend-equivalent cash payments that are made only upon vesting, which is generally three years from the grant date. We recognize the grant date fair value of RSUs, less estimated forfeitures, as compensation expense ratably over the requisite service period, which is shorter than the vesting period if the employee is retirement eligible on the date of grant or will become retirement eligible before the end of the vesting period.
 Accumulated Other Comprehensive Loss
Changes in the balance of AOCL, net of tax, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL
Balance at December 31, 2019	$(15,528)	$(26)	$(15,554)
Other comprehensive income before reclassifications	—	5	5
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	172	—	172
Amortization of net prior service credits (a)	(62)	—	(62)
Other	—	(102)	(102)
Total reclassified from AOCL	110	(102)	8
Total other comprehensive income	110	(97)	13
Balance at March 29, 2020	$(15,418)	$(123)	$(15,541)

Balance at December 31, 2018	$(14,254)	$(67)	$(14,321)
Other comprehensive income before reclassifications	—	(5)	(5)
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	287	—	287
Amortization of net prior service credits (a)	(60)	—	(60)
Other	—	5	5
Total reclassified from AOCL	227	5	232
Total other comprehensive income	227	—	227
Balance at March 31, 2019	$(14,027)	$(67)	$(14,094)

(a)
Reclassifications from AOCL related to our postretirement benefit plans were recorded as a component of net periodic benefit cost for each period presented (see “Note 6 – Postretirement Benefit Plans”).

NOTE 10 – OTHER
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

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
Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit by approximately $465 million during the quarter ended March 29, 2020 and $565 million during the quarter ended March 31, 2019. These adjustments increased net earnings by approximately $367 million ($1.30 per share) during the quarter ended March 29, 2020 and $446 million ($1.57 per share) during the quarter ended March 31, 2019. We recognized net sales from performance obligations satisfied in prior periods of approximately $530 million during the quarter ended March 29, 2020 and $670 million during the quarter ended March 31, 2019, which primarily relate to changes in profit booking rates that impacted revenue.
As previously disclosed in our 2019 Form 10-K, we are responsible for a program to design, develop and construct a ground-based radar at our Rotary and Mission Systems (RMS) business segment. The program has experienced performance issues for which we have periodically accrued reserves. As of March 29, 2020, cumulative losses were approximately $225 million on this program. We may continue to experience issues related to customer requirements and our performance under this contract and have to record additional charges. However, based on the losses previously recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our operating results or financial condition.
As previously disclosed in our 2019 Form 10-K, we have a program, EADGE-T, to design, integrate, and install an air missile defense command, control, communications, computers - intelligence (C4I) system for an international customer that has experienced performance issues and for which we have periodically accrued reserves at our RMS business segment. As of March 29, 2020, cumulative losses remained at approximately $260 million. We continue to monitor program requirements and our performance. At this time, we do not anticipate additional charges that would be material to our operating results or financial condition.
As previously disclosed in our 2019 Form 10-K, we have two commercial satellite programs at our Space business segment for which we have experienced performance issues related to the development and integration of a modernized LM 2100 satellite platform. These programs are for the delivery of three satellites in total, including two that launched in 2019 and one that launched in February 2020. We have periodically revised our estimated costs to complete these developmental commercial programs. As of March 29, 2020, cumulative losses remained at approximately $410 million for these programs. We do not anticipate that additional losses, if any, would be material to our operating results or financial condition.
As previously disclosed in our 2019 Form 10-K, we are responsible for designing, developing and installing an upgraded turret for the Warrior Capability Sustainment Program. In 2018, we revised our estimated costs to complete the program as a consequence of performance issues, and recorded charges at our MFC business segment. As of March 29,

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

2020, cumulative losses remained at approximately $140 million on this program. We may continue to experience issues related to customer requirements and our performance under this contract and may have to record additional reserves. However, based on the losses already recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our operating results or financial condition.
Investment in Advanced Military Maintenance, Repair and Overhaul Center LLC (AMMROC)
As of March 29, 2020, we had an investment in the AMMROC joint venture, which is located in the United Arab Emirates, with a carrying value of $435 million. We account for our investment in AMMROC using the equity method. Substantially all of AMMROC’s current business is dependent on a single customer contract to provide maintenance, repair and overhaul (MRO) services for fixed and rotary wing military aircraft that was up for re-competition. In April 2020, subsequent to the end of our first quarter, the customer announced its intent to award the contract to a competitor. However, the customer has not yet executed the new contract nor defined when or how the MRO services will transition to the competitor. We are working with AMMROC’s management and our joint venture partner to understand our options, including whether there is a basis to challenge the award and retain the MRO services, explore the possibility of AMMROC continuing to provide MRO services as a subcontractor to the competitor, an opportunity to replace the contract with other customer arrangements, or winding down the business. At this time, we cannot determine the extent of the non-cash impairment charge, if any, related to our investment until we fully evaluate the options described above, the customer’s plan to transition the MRO services to the competitor, what may occur with the remaining portion of AMMROC’s business, the potential liquidation of AMMROC’s assets and a final distribution to the owners, and our rights under jurisdictional law and the joint venture agreement, among other items. However, if the customer moves forward with transitioning the MRO services to the competitor and AMMROC is not a subcontractor (or has only a limited role), we expect there would be an adverse impact to AMMROC’s business and the carrying value of our investment, which could be significant and an impairment could occur as early as the second quarter of 2020. Other than the impact to earnings for a potential non-cash impairment charge, currently we do not expect any other significant impacts to our 2020 operating results, financial position or cash flows.
Backlog
Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. For our cost-reimbursable and fixed-priced-incentive contracts, the estimated consideration we expect to receive pursuant to the terms of the contract may exceed the contractual award amount. The estimated consideration is determined at the outset of the contract and is continuously reviewed throughout the contract period. In determining the estimated consideration, we consider the risks related to the technical, schedule and cost impacts to complete the contract and an estimate of any variable consideration. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of March 29, 2020, our ending backlog was $144.1 billion. We expect to recognize approximately 37% of our backlog over the next 12 months and approximately 62% over the next 24 months as revenue, with the remainder recognized thereafter.
Income Taxes
Our effective income tax rate was 15.4% for the quarter ended March 29, 2020, and 12.4% for the quarter ended March 31, 2019. The rate for the quarter ended March 31, 2019 benefited from additional tax deductions of $65 million, or $0.23 per share, recorded discretely for 2018, based on proposed tax regulations released on March 4, 2019, which clarified that foreign military sales qualify for foreign derived intangible income treatment. The rates for both periods benefited from tax deductions for employee equity awards, the research and development tax credit, tax deductions for foreign derived intangible income, and dividends paid to the corporation's defined contribution plans with an employee stock ownership plan feature.
Sale of Customer Receivables
On occasion, our customers may seek deferred payment terms to purchase our products. In connection with these transactions, we may, at our customer’s request, enter into arrangements for the non-recourse sale of customer receivables to unrelated third-party financial institutions. For accounting purposes, these transactions are not discounted

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

and are treated as a sale of receivables as we have no continuing involvement. The sale proceeds from the financial institutions are reflected in our operating cash flows on the statement of cash flows. We sold customer receivables of $146 million during the quarter ended March 29, 2020 and $104 million during the quarter ended March 31, 2019. There were no gains or losses related to sales of these receivables.
NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (LIBOR) and other interbank offered rates, which have been widely used as reference rates for various securities and financial contracts, including loans, debt and derivatives. This announcement indicates that the continuation of LIBOR on the current basis is not guaranteed after 2021. Regulators in the U.S. and other jurisdictions have been working to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as the Secured Overnight Financing Rate (SOFR). Currently, our credit facility and certain of our debt and derivative instruments reference LIBOR-based rates. The discontinuation of LIBOR will require these arrangements to be modified in order to replace LIBOR with an alternative reference interest rate, which could impact our cost of funds. Our credit facility includes a provision for the determination of a successor LIBOR rate.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which temporarily simplifies the accounting for contract modifications, including hedging relationships, due to the transition from LIBOR and other interbank offered rates to alternative reference interest rates. For example, entities can elect not to remeasure the contracts at the modification date or reassess a previous accounting determination if certain conditions are met. Additionally, entities can elect to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain conditions are met. The new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. We are currently evaluating the impact of the transition from LIBOR to alternative reference interest rates, but do not expect a significant impact to our operating results, financial position or cash flows.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lockheed Martin Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Lockheed Martin Corporation (the Corporation) as of March 29, 2020, the related consolidated statements of earnings, comprehensive income, cash flows and equity for the quarters ended March 29, 2020 and March 31, 2019, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Corporation as of December 31, 2019, the related consolidated statements of earnings, comprehensive income, cash flows and equity for the year then ended, and the related notes (not presented herein); and in our report dated February 7, 2020, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 22, 2020

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS OVERVIEW
We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics, system integration and cybersecurity services. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. During the quarter ended March 29, 2020, 72% of our $15.7 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 61% from the Department of Defense (DoD)), 27% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government) and 1% were from U.S. commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security and information technology, including cybersecurity.
As previously announced on July 1, 2014, we completed the final step of the planned freeze of our qualified and nonqualified defined benefit pension plans for salaried employees effective January 1, 2020; the plans are now fully frozen. With the freeze complete, the majority of our salaried employees participate in an enhanced defined contribution retirement savings plan.
COVID-19
The global outbreak of the coronavirus disease 2019 (COVID-19) was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has negatively affected the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets.  Lockheed Martin has taken measures to protect the health and safety of our employees, work with our customers to minimize potential disruptions and support our community in addressing the challenges posed by this global pandemic. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our programs in the expected timeframe, will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain and cannot be predicted. The outbreak did not have a material impact on our operating results or business in the first quarter of 2020. However, we are beginning to experience some issues in each of our business areas related to COVID-19, primarily in access to some locations and delays of supplier deliveries. We have updated our 2020 sales outlook, as described below, and the ultimate impact of COVID-19 is uncertain.
In accordance with the DoD guidance issued in March 2020 designating the Defense Industrial Base as a critical infrastructure workforce, our U.S. production facilities have continued to operate in support of essential products and services required to meet national security commitments to the U.S. Government and the U.S. military, however, facility closures or work slowdowns or temporary stoppages could occur. In addition, other countries have different practices and policies that can affect our international operations and the operations of our suppliers and customers. For example, we had a brief pause in operations at the F-35 Final Assembly and Check Out (FACO) facilities in Japan and Italy in March in observance of such countries’ COVID-19 policies and additional closures could occur, and we are seeing impacts from base closures and travel restrictions both within and outside the U.S. In many cases facilities are not operating under full staffing as a result of COVID-19, which could have a longer-term impact. Flight test operations and training are being impacted by travel restrictions as a result of COVID-19, which could delay our deliveries to customers. We also have some limited operations that are not designated as critical infrastructure and therefore have been mandated to close or operate at only minimum basic operations. However, these closures to date have not been material.
The U.S. Government has taken actions in response to COVID-19 to increase progress payments in new and existing contracts and accelerate contract awards through increased use of Undefinitized Contracting Actions (UCAs) to provide cash flow and liquidity for companies in the Defense Industrial Base, including large prime contractors like Lockheed Martin and smaller suppliers. We are implementing multiple actions to help support certain suppliers affected by COVID-19, including accelerating payments of over $150 million to our small and medium-sized supply chain partners, and paying the first $50 million of an additional $450 million in accelerated payments to our global supply base as a result of the actions taken by the DoD in changing the progress payment policy. As described in Item 1A, Risk Factors of our Annual Report on Form 10-K, we rely on other companies to provide materials, major components and products, and to perform a portion of the services that are provided to our customers under the terms of most of our contracts. An extended period of global supply chain disruption caused by the response to COVID-19 could impact our ability to perform on our contracts. To date, we have identified a number of suppliers that have potential delivery impacts due to COVID-19 and, if we are not able to implement alternatives or other mitigations, deliveries and other milestones on affected programs could be adversely impacted.
We continue to work with our customers, employees, suppliers and communities to address the impacts of COVID-19. We continue to assess possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences.
2020 Financial Outlook
We currently expect our 2020 net sales to increase in the mid-single digit range from 2019 levels. The projected growth in net sales from 2019 is driven by increased volume at all four business areas. Specifically, the increased growth is driven by the F-35 program at Aeronautics, increased volume in the tactical and strike missiles and air and missile defense businesses at MFC, Sikorsky volume at RMS, and hypersonics volume at Space. Total business segment operating profit margin in 2020 is currently expected to be approximately 10.9%; and we continue to expect cash from operations to be greater than or equal to $7.6 billion.
We are seeing some impact from COVID-19 on our expected 2020 sales growth. However, depending on future developments, the ultimate impact of COVID-19 on our 2020 outlook for sales, segment operating profit margin, earnings and cash flows from operations remains uncertain. Our 2020 outlook assumes, among other things, that our production facilities continue to operate and we do not experience significant work stoppages or closures, we are able to mitigate any supply chain disruptions and these do not worsen, and we are able to recover our costs under contracts and government funding priorities do not change. In addition, our financial performance assumes actual returns on our pension assets during 2020 will be 7.0%, and the discount rate used to re-measure our pension liabilities at year-end 2020 will be 3.25%. Differences between these assumed values and actual values will affect our plan’s funded status and stockholders’ equity as measured at year-end 2020. We are also monitoring the impacts of COVID-19 on the fair value of our assets. While we do not currently anticipate any material impairments on our assets as a result of COVID-19, future changes in expectations for sales, earnings and cash flows related to intangible assets and goodwill below our current projections could cause these assets to be impaired. While these are our current assumptions, this is an emerging situation and these could change, which could affect our outlook. Risk related to these items are described below and under Item 1A, Risk Factors.
Our outlook for 2020 also does not include any non-cash impairment charge related to our equity method investment in the Advanced Military Maintenance, Repair and Overhaul Center LLC (AMMROC) joint venture that could occur as early as the second quarter (see “Other Income, Net” discussion below for more detail). Our outlook also assumes the U.S. Government continues to support and fund our key programs and does not include potential impacts to our programs, including the F-35 program, resulting from U.S. Government actions related to Turkey (see “Other Matters” discussion below for further discussion).
Changes in circumstances may require us to revise our assumptions, which could materially change our current estimate of 2020 net sales, operating margin and cash flows.
The following discussion is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and with our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K).
INDUSTRY CONSIDERATIONS
U.S. Government Funding
On February 10, 2020, the Administration submitted the fiscal year (FY) 2021 President’s Budget, requesting $1.34 trillion in total discretionary funding (a U.S. Government fiscal year starts on October 1 and ends on September 30). The FY 2021 budget requests $672 billion for base discretionary national defense spending, the maximum permitted under the Bipartisan Budget Act of 2019 (BBA-19). The total national defense request is $741 billion, which includes $69 billion requested for Overseas Contingency Operations (OCO). OCO funding does not count toward discretionary spending caps.

The FY 2021 budget requests $705 billion for the DoD, including $636 billion for the base budget and $69 billion for OCO.  The DoD request is only $800 million above the FY 2020 enacted level for both base national defense spending and OCO.
On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), the bipartisan $2 trillion economic relief package aimed at helping American workers and businesses impacted by the coronavirus pandemic. The bill includes $10.4 billion for DoD to fund defense health programs, National Guard and hospital ship deployments, and the Defense Procurement Act fund. The funding is identified as emergency and is exempt from the discretionary spending limits of the Budget Control Act of 2011 (BCA).
See also the discussion of U.S. Government funding risks within “Item 1A. Risk Factors” included in our 2019 Form 10‑K.
CONSOLIDATED RESULTS OF OPERATIONS
Our operating cycle is primarily long-term and involves many types of contracts for the design, development and manufacture of products and related activities with varying delivery schedules. Consequently, the results of operations of a particular period, or period-to-period comparisons of sales and profits, may not be indicative of future operating results. The following discussions of comparative results among periods should be reviewed in this context. All per share amounts cited in these discussions are presented on a “per diluted share” basis, unless otherwise noted. Our consolidated results of operations were as follows (in millions, except per share data):

	Quarters Ended
	March 29, 2020	March 31, 2019
Net sales	$15,651	$14,336
Cost of sales	(13,560)	(12,148)
Gross profit	2,091	2,188
Other income, net	31	95
Operating profit	2,122	2,283
Interest expense	(148)	(171)
Other non-operating income (expense), net	56	(167)
Earnings before income taxes	2,030	1,945
Income tax expense	(313)	(241)
Net earnings	$1,717	$1,704
Diluted earnings per common share	$6.08	$5.99
Certain amounts reported in other income, net, primarily our share of earnings or losses from equity method investees, are included in the operating profit of our business segments. Accordingly, such amounts are included in the discussion of our business segment results of operations.
Net Sales
We generate sales from the delivery of products and services to our customers. Our consolidated net sales were as follows (in millions):

	Quarters Ended
	March 29, 2020	March 31, 2019
Products	$13,166	$11,970
% of total net sales	84.1%	83.5%
Services	2,485	2,366
% of total net sales	15.9%	16.5%
Total net sales	$15,651	$14,336

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
Product Sales
Product sales increased $1.2 billion, or 10%, during the quarter ended March 29, 2020 compared to the same period in 2019. The increase in product sales was primarily due to higher product sales of approximately $660 million at Aeronautics, $360 million at MFC and $250 million at Space. The increase in product sales at Aeronautics was primarily due to higher production volume for the F-35 program and higher volume on classified contracts. The increase in product sales at MFC was primarily due to increased volume for tactical and strike missile programs (primarily High-Mobility Artillery Rocket System (HIMARS), Guided Multiple Launch Rocket System (GMLRS) and hypersonic development programs) and increased volume for integrated air and missile defense programs (primarily Terminal High Altitude Area Defense (THAAD) and Patriot Advanced Capability-3 (PAC-3)). The increase in product sales at Space was primarily due to higher volume for strategic and missile defense programs (primarily hypersonic development programs) and for government satellite programs due to higher volume (primarily Next Generation Overhead Persistent Infrared (Next Gen OPIR)).
Service Sales
Service sales increased $119 million, or 5%, during the quarter ended March 29, 2020 compared to the same period in 2019. The increase in service sales was primarily due to an increase in service sales of about $125 million at Aeronautics and $55 million at RMS, partially offset by a decrease of about $90 million at MFC. Higher service sales at Aeronautics were primarily due to higher sustainment volume for the F-35, F-22 and F-16 programs. The increase in service sales at RMS was primarily due to higher volume for integrated warfare systems and sensors (IWSS) programs (primarily Aegis Combat System (Aegis)) and Sikorsky helicopter program. The decrease in service sales at MFC was primarily attributable to the divestiture of the Distributed Energy Solutions business in November 2019; and decreased volume for sensors and global sustainment programs (primarily Apache) and integrated air and missile defense programs (primarily PAC-3).
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

	Quarters Ended
	March 29, 2020	March 31, 2019
Cost of sales – products	$(11,742)	$(10,625)
% of product sales	89.2%	88.8%
Cost of sales – services	(2,213)	(2,047)
% of service sales	89.1%	86.5%
Other unallocated, net	395	524
Total cost of sales	$(13,560)	$(12,148)
The following discussion of material changes in our consolidated cost of sales for products and services should be read in tandem with the preceding discussion of changes in our consolidated net sales and our business segment results of operations. Except for impacts of COVID-19; potential impacts to our programs, including the F-35 program, resulting from U.S. Government actions related to Turkey; and projected FAS pension income in 2020 as a result of completing the planned freeze of our salaried pension plans effective January 1, 2020, we have not identified any additional developing trends in cost of sales for products and services that would have a material impact on our future operations (see “Other Matters” discussion below for further discussion).
Product Costs
Product costs increased $1.1 billion, or 11%, during the quarter ended March 29, 2020 compared to the same period in 2019. The increase in product costs was primarily due to higher product costs of approximately $575 million at Aeronautics, $360 million at MFC and $265 million at Space. The increase in product costs at Aeronautics was primarily due to higher production volume for the F-35 program. The increase in product costs at MFC was primarily due to increased volume for integrated air and missile defense programs (primarily THAAD and PAC-3) and increased volume for tactical and strike missile programs (primarily HIMARS, GMLRS and hypersonic development programs). The increase in product costs at Space was primarily attributable to higher volume for strategic and missile defense programs (primarily hypersonic development programs) and government satellite programs (primarily Next Gen OPIR).
Service Costs
Service costs increased $166 million, or 8%, during the quarter ended March 29, 2020 compared to the same period in 2019. The increase in service costs was primarily due to higher service costs of approximately $125 million at Aeronautics and $75 million at RMS, partially offset by lower service costs of approximately $65 million at MFC. Higher service costs at Aeronautics were primarily due to higher sustainment volume for the F-35, F-22 and F-16 programs. The increase in service costs at RMS was primarily due to increased volume for Sikorsky helicopter programs and IWSS programs (primarily Aegis). The decrease in service costs at MFC was primarily attributable to the divestiture of the Distributed Energy Solutions business in November 2019 and decreased volume for integrated air and missile defense programs due to decreased volume (primarily PAC-3).
Other Unallocated, Net
Other unallocated, net primarily includes the FAS/CAS operating adjustment (which represents the difference between cost accounting standards (CAS) pension cost recorded in our business segment’s results of operations and the service cost component of FAS pension income (expense)), stock-based compensation expense and other corporate costs. These items are not allocated to the business segments and, therefore, are excluded from cost of sales for products and services. Other unallocated, net reduced cost of sales by $395 million during the quarter ended March 29, 2020 compared to $524 million during the quarter ended March 31, 2019. Other unallocated, net during the quarter ended March 29, 2020 was lower primarily due to market declines that reduced the fair market value of certain investment assets, and a decrease in our FAS/CAS operating adjustment (see “Business Segment Results of Operations” discussion below for more detail).
Other Income, Net
Other income, net primarily includes our share of earnings or losses from equity method investees. During the quarter ended March 29, 2020, other income, net was $31 million compared to $95 million during the quarter ended March 31, 2019. Other income, net during the quarter ended March 29, 2020 included lower earnings generated by equity method investees. Other income, net during the quarter ended March 31, 2019 included a previously deferred non-cash gain of $51 million ($38 million, or $0.13 per share, after tax) related to properties sold in 2015 as a result of completing our remaining obligations.
As of March 29, 2020, we had an investment in the Advanced Military Maintenance, Repair and Overhaul Center LLC (AMMROC) joint venture, which is located in the United Arab Emirates, with a carrying value of $435 million. We account for our investment in AMMROC using the equity method. Substantially all of AMMROC’s current business is dependent on a single customer contract to provide maintenance, repair and overhaul (MRO) services for fixed and rotary wing military aircraft that was up for re-competition. In April 2020, subsequent to the end of our first quarter, the customer announced its intent to award the contract to a competitor. However, the customer has not yet executed the new contract nor defined when or how the MRO services will transition to the competitor. We are working with AMMROC’s management and our joint venture partner to understand our options, including whether there is a basis to challenge the award and retain the MRO services, explore the possibility of AMMROC continuing to provide MRO services as a subcontractor to the competitor, an opportunity to replace the contract with other customer arrangements, or winding down the business. At this time, we cannot determine the extent of the non-cash impairment charge, if any, related to our investment until we fully evaluate the options described above, the customer’s plan to transition the MRO services to the competitor, what may occur with the remaining portion of AMMROC’s business, the potential liquidation of AMMROC’s assets and a final distribution to the owners, and our rights under jurisdictional law and the joint venture agreement, among other items. However, if the customer moves forward with transitioning the MRO services to the competitor and AMMROC is not a subcontractor (or has only a limited role), we expect there would be an adverse impact to AMMROC’s business and the carrying value of our investment, which could be significant and an impairment could occur as early as the second quarter of 2020. Other than the impact to earnings for a potential non-cash impairment charge, currently we do not expect any other significant impacts to our 2020 operating results, financial position or cash flows.
Other Non-operating Income (Expense), Net
Other non-operating income (expense), net primarily includes the non-service cost components of FAS pension and other postretirement benefit plan income (expense) (i.e., interest cost, expected return on plan assets, net actuarial gains or losses, and amortization of prior service cost or credits). During the quarter ended March 29, 2020, other non-operating income, net was $56 million compared to other non-operating expense, net of $167 million during the quarter ended March 31, 2019. The increase during the quarter ended March 29, 2020 was primarily due to a reduction in non-service FAS pension expense for our qualified defined benefit pension plans.
Income Tax Expense
Our effective income tax rate was 15.4% for the quarter ended March 29, 2020, and 12.4% for the quarter ended March 31, 2019. The rate for the quarter ended March 31, 2019 benefited from additional tax deductions of $65 million, or $0.23 per share, recorded discretely for 2018, based on proposed tax regulations released on March 4, 2019, which clarified that foreign military sales qualify for foreign derived intangible income treatment. The rates for both periods benefited from tax deductions for employee equity awards, the research and development tax credit, tax deductions for foreign derived intangible income, and dividends paid to the corporation's defined contribution plans with an employee stock ownership plan feature.
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
On March 27, 2020, President Trump signed into law the CARES Act, which, along with earlier issued IRS guidance, provides for deferral of certain taxes. The CARES Act, among other things, also contains numerous other provisions which may benefit Lockheed Martin. We continue to assess the effect of the CARES Act and ongoing government guidance related to COVID-19 that may be issued.
Net Earnings
We reported net earnings of $1.7 billion ($6.08 per share) during the quarter ended March 29, 2020, compared to $1.7 billion ($5.99 per share) during the quarter ended March 31, 2019. Both net earnings and earnings per share were affected by the factors mentioned above. Earnings per share also benefited from a net decrease of approximately 2.0 million shares outstanding from March 31, 2019 to March 29, 2020 as a result of share repurchases, partially offset by share issuance under our stock-based awards and certain defined contribution plans.
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
Excluded items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. See “Note 10 – Other” included in our Notes to Consolidated Financial Statements for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended
	March 29, 2020	March 31, 2019
Net sales
Aeronautics	$6,369	$5,584
Missiles and Fire Control	2,619	2,350
Rotary and Mission Systems	3,746	3,762
Space	2,917	2,640
Total net sales	$15,651	$14,336
Operating profit
Aeronautics	$672	$585
Missiles and Fire Control	396	417
Rotary and Mission Systems	376	379
Space	281	334
Total business segment operating profit	1,725	1,715
Unallocated items
FAS/CAS operating adjustment (a)	469	512
Stock-based compensation	(42)	(37)
Other, net	(30)	93
Total unallocated items	397	568
Total consolidated operating profit	$2,122	$2,283

(a)
The FAS/CAS operating adjustment represents the difference between the service cost component of financial accounting standards (FAS) pension income (expense) and total pension costs recoverable on U.S. Government contracts as determined in accordance with CAS.

Our total net FAS/CAS pension adjustment for the quarters ended March 29, 2020 and March 31, 2019, including the service and non-service cost components of FAS pension income (expense) for our qualified defined benefit pension plans, were as follows (in millions):

	Quarters Ended
	March 29, 2020	March 31, 2019
Total FAS income (expense) and CAS costs
FAS pension income (expense)	$30	$(273)
Less: CAS pension cost	494	641
Net FAS/CAS pension adjustment	$524	$368

Service and non-service cost reconciliation
FAS pension service cost	$(25)	$(129)
Less: CAS pension cost	494	641
FAS/CAS operating adjustment	469	512
Non-operating FAS pension income (expense)	55	(144)
Net FAS/CAS pension adjustment	$524	$368
We recover CAS pension and other postretirement benefit plan cost through the pricing of our products and services on U.S. Government contracts and, therefore, recognize CAS cost in each of our business segment’s net sales and cost of sales. Our consolidated financial statements must present FAS pension and other postretirement benefit plan expense calculated in accordance with FAS requirements under U.S. GAAP. The operating portion of the net FAS/CAS pension adjustment represents the difference between the service cost component of FAS pension income (expense) and total CAS pension cost. The non-service FAS pension income (expense) component is included in other non-operating income (expense), net in our consolidated statements of earnings. As a result, to the extent that CAS pension cost exceeds the service cost component of FAS pension income (expense), we have a favorable FAS/CAS operating adjustment.
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
As previously disclosed in our 2019 Form 10-K, we are responsible for a program to design, develop and construct a ground-based radar at our Rotary and Mission Systems (RMS) business segment. The program has experienced performance issues for which we have periodically accrued reserves. As of March 29, 2020, cumulative losses were approximately $225 million on this program. We may continue to experience issues related to customer requirements and our performance under this contract and have to record additional charges. However, based on the losses previously recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our operating results or financial condition.
As previously disclosed in our 2019 Form 10-K, we have a program, EADGE-T, to design, integrate, and install an air missile defense command, control, communications, computers - intelligence (C4I) system for an international customer that has experienced performance issues and for which we have periodically accrued reserves at our RMS business segment. As of March 29, 2020, cumulative losses remained at approximately $260 million. We continue to monitor program requirements and our performance. At this time, we do not anticipate additional charges that would be material to our operating results or financial condition.
As previously disclosed in our 2019 Form 10-K, we have two commercial satellite programs at our Space business segment for which we have experienced performance issues related to the development and integration of a modernized LM 2100 satellite platform. These programs are for the delivery of three satellites in total, including two that launched in 2019 and one that launched in February 2020. We have periodically revised our estimated costs to complete these developmental commercial programs. As of March 29, 2020, cumulative losses remained at approximately $410 million for these programs. We do not anticipate that additional losses, if any, would be material to our operating results or financial condition.
As previously disclosed in our 2019 Form 10-K, we are responsible for designing, developing and installing an upgraded turret for the Warrior Capability Sustainment Program. In 2018, we revised our estimated costs to complete the program as a consequence of performance issues, and recorded charges at our MFC business segment. As of March 29, 2020, cumulative losses remained at approximately $140 million on this program. We may continue to experience issues related to customer requirements and our performance under this contract and may have to record additional reserves. However, based on the losses already recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our operating results or financial condition.
Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit by approximately $465 million during the quarter ended March 29, 2020 and $565 million during the quarter ended March 31, 2019.
Aeronautics
Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended
	March 29, 2020	March 31, 2019
Net sales	$6,369	$5,584
Operating profit	672	585
Operating margin	10.6%	10.5%
Aeronautics’ net sales during the quarter ended March 29, 2020 increased $785 million, or 14%, compared to the same period in 2019. The increase was primarily attributable to higher net sales of approximately $695 million for the F-35 program due to increased volume on production, sustainment, and development contracts; and about $70 million for higher volume on classified development contracts.
Aeronautics’ operating profit during the quarter ended March 29, 2020 increased $87 million, or 15%, compared to the same period in 2019. Operating profit increased approximately $80 million for the F-35 program due to higher volume on production, sustainment, and development contracts. Adjustments not related to volume, including net profit booking rate adjustments, during the quarter ended March 29, 2020 were comparable to the same period in 2019.
We currently expect Aeronautics’ 2020 net sales to increase in the mid-single digit percentage range from 2019 levels driven by increased volume on the F-35 program. Operating profit is expected to increase in the mid-to-high-single digit percentage range above 2019 levels. Operating profit margin for 2020 is expected to be slightly higher than 2019 levels.
Missiles and Fire Control
Summary operating results for our MFC business segment were as follows (in millions):

	Quarters Ended
	March 29, 2020	March 31, 2019
Net sales	$2,619	$2,350
Operating profit	396	417
Operating margin	15.1%	17.7%
MFC’s net sales during the quarter ended March 29, 2020 increased $269 million, or 11%, compared to the same period in 2019. The increase was primarily attributable to higher net sales of approximately $175 million for tactical and strike missile programs due to increased volume (primarily HIMARS, GMLRS and hypersonic development programs); and about $125 million for integrated air and missile defense programs due to increased volume (primarily THAAD and PAC-3). These increases were partially offset by a decrease of $40 million as a result of lower volume on energy programs and the divestiture of the Distributed Energy Solutions business in November 2019.
MFC’s operating profit during the quarter ended March 29, 2020 decreased $21 million, or 5%, compared to the same period in 2019. Operating profit decreased approximately $55 million for integrated air and missile defense programs due to lower risk retirements on international contracts (primarily PAC-3 and THAAD). This decrease was partially offset by an increase of $20 million for sensors and global sustainment programs due to higher risk retirements

(primarily Low Altitude Navigation and Targeting Infrared for Night (LANTIRN®) and Sniper Advanced Targeting Pod (SNIPER®)). Adjustments not related to volume, including net profit booking rate adjustments, were $30 million lower during the quarter ended March 29, 2020 compared to the same period in 2019.
We currently expect MFC’s 2020 net sales to increase in the high-single digit to low-double digit percentage range in 2020 as compared to 2019 driven by higher volume in the tactical and strike missiles and air and missile defense businesses, partially offset by a decrease in sales as a result of the divestiture of our Distributed Energy Solutions business. Operating profit is expected to increase in the mid-to-high-single digit percentage range in 2020 as compared to 2019 driven by the increase in sales volume. Operating profit margin for 2020 is expected to be slightly lower than 2019 levels.
Rotary and Mission Systems
Summary operating results for our RMS business segment were as follows (in millions):

	Quarters Ended
	March 29, 2020	March 31, 2019
Net sales	$3,746	$3,762
Operating profit	376	379
Operating margin	10.0%	10.1%
RMS’ net sales during the quarter ended March 29, 2020 were comparable to the same period in 2019. Net sales decreased approximately $95 million for Sikorsky helicopter programs due to lower volume (primarily combat rescue helicopter and Black Hawk production programs). This decrease was mostly offset by an increase of about $85 million for C6ISR (command, control, communications, computers, cyber, combat systems, intelligence, surveillance, and reconnaissance) programs due to higher volume (primarily undersea combat systems programs).
RMS’ operating profit during the quarter ended March 29, 2020 was comparable to the same period in 2019. Operating profit increased approximately $20 million for Sikorsky helicopter programs due to better cost performance and higher risk retirements on international military aircraft programs. This increase was offset by a $20 million decrease for IWSS programs as lower risk retirements were partially offset by charges that were $30 million lower on a ground-based radar program. Adjustments not related to volume, including net profit booking rate adjustments, were $35 million lower during the quarter ended March 29, 2020 compared to the same period during 2019.
We continue to expect RMS’ 2020 net sales to increase in the mid-single digit range above 2019 levels driven primarily by Sikorsky. Operating profit is also expected to increase in the mid-single digit range above 2019 levels driven by the increase in sales volume. Operating profit margin for 2020 is expected to be slightly higher than 2019 levels.
Space
Summary operating results for our Space business segment were as follows (in millions):

	Quarters Ended
	March 29, 2020	March 31, 2019
Net sales	$2,917	$2,640
Operating profit	281	334
Operating margin	9.6%	12.7%
Space’s net sales during the quarter ended March 29, 2020 increased $277 million, or 10%, compared to the same period in 2019. The increase was primarily attributable to higher net sales of approximately $180 million for strategic and missile defense programs due to higher volume (primarily hypersonic development programs and fleet ballistic missile programs); and about $100 million for government satellite programs due to higher volume (primarily Next Gen OPIR).
Space’s operating profit during the quarter ended March 29, 2020 decreased $53 million, or 16%, compared to the same period in 2019. Operating profit decreased approximately $40 million for government satellite programs due to lower risk retirements (primarily Advanced Extremely High Frequency (AEHF)); and about $35 million due to lower equity earnings from the corporation's investment in United Launch Alliance (ULA). These decreases were partially offset by an increase of $20 million for commercial satellite programs for charges recorded for performance matters in 2019 not repeated in 2020. Adjustments not related to volume, including net profit booking rate adjustments, were $40 million lower during the quarter ended March 29, 2020 compared to the same period in 2019.
Total equity earnings recognized by Space (primarily ULA) represented approximately $30 million, or 11% of Space’s operating profit during the quarter ended March 29, 2020, compared to approximately $65 million, or 19% during the quarter ended March 31, 2019.
We continue to expect Space’s 2020 net sales to increase in the mid-single digit percentage range from 2019 levels largely driven by hypersonics and government satellites (Next Gen OPIR). Operating profit in 2020 is expected to decrease in the low-single digit percentage range as compared to 2019 driven by lower profit rate adjustments in government satellites and lower equity earnings in 2020 compared to 2019. As a result, operating profit margin in 2020 is expected to decrease from 2019 levels.
FINANCIAL CONDITION
Liquidity and Cash Flows
To date, COVID-19 has not had a significant impact on our liquidity, cash flows or capital resources. However, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future. From time to time we have used commercial paper backed by our revolving credit facility to manage the timing of cash flows. The commercial paper market was temporarily disrupted in March 2020 as a result of COVID-19, and while these markets are currently operating in a normal manner, depending on future market conditions and volatility, commercial paper may not be available on favorable terms or at all, or in the capacity desired. As of March 29, 2020, we had a cash balance of $2.0 billion and no borrowings outstanding under our $2.5 billion revolving credit facility, which is also available for borrowings in the event of a lack of short-term commercial paper availability. COVID-19 has also negatively affected the equity capital markets and our returns on our pension assets. As described in Item 1A, Risk Factors of our Annual Report on Form 10-K, changes in returns on plan assets may affect our plan funding, cash flows and stockholders’ equity. Differences between the actual plan asset return and the expected long-term rate of return on plan assets (7.00% as of December 31, 2019) impact the measurement of the following year’s Financial Accounting Standards (FAS) pension expense and pension funding requirements.
On March 27, 2020, President Trump signed into law the CARES Act, which, along with earlier issued IRS guidance, provides for deferral of certain taxes. The CARES Act, among other things, also contains numerous other provisions which may benefit Lockheed Martin. We continue to assess the effect of the CARES Act and ongoing government guidance related to COVID-19 that may be issued.
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
We have generated strong operating cash flows, which have been the primary source of funding for our operations, capital expenditures, debt service and repayments, dividends, share repurchases and postretirement benefit plan contributions. The total remaining authorization for future common share repurchases under our share repurchase program was $2.0 billion as of March 29, 2020.
Currently, we expect our cash from operations will continue to be sufficient to support our operations and anticipated capital expenditures for the foreseeable future. We also have access to credit markets, if needed, for liquidity or general corporate purposes, and letters of credit to support customer advance payments and for other trade finance purposes such as guaranteeing our performance on particular contracts. See our “Capital Resources” section below for a discussion on financial resources available to us.

The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	Quarters Ended
	March 29, 2020	March 31, 2019
Cash and cash equivalents at beginning of year	$1,514	$772
Operating activities
Net earnings	1,717	1,704
Non-cash adjustments	343	263
Changes in working capital	475	(653)
Other, net	(221)	349
Net cash provided by operating activities	2,314	1,663
Net cash used for investing activities	(295)	(257)
Net cash used for financing activities	(1,545)	(1,187)
Net change in cash and cash equivalents	474	219
Cash and cash equivalents at end of period	$1,988	$991
Operating Activities
Net cash provided by operating activities increased $651 million during the quarter ended March 29, 2020 compared to the same period in 2019. The increase in cash was primarily due to an increase in cash related to working capital, partially offset by a decrease in cash related to other operating assets due to market declines that reduced the fair market value of certain investment assets. The $1.1 billion improvement in cash flows related to working capital (defined as receivables, contract assets, and inventories less accounts payable and contract liabilities) was primarily attributable to the timing of cash payments for accounts payable (primarily Aeronautics).
Investing Activities
Net cash used for investing activities during the quarter ended March 29, 2020 was comparable to the same period in 2019. Capital expenditures totaled $293 million and $284 million during the quarters ended March 29, 2020 and March 31, 2019. The majority of our capital expenditures were for equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.
Financing Activities
Net cash used for financing activities was $1.5 billion during the quarter ended March 29, 2020, compared to $1.2 billion during the same period in 2019. Net cash used for financing activities during the quarters ended March 29, 2020 and March 31, 2019 was primarily driven by dividend payments and share repurchases. During the quarter ended March 31, 2019 we also made net repayments of $200 million for commercial paper.
During the quarters ended March 29, 2020 and March 31, 2019, we paid dividends totaling $693 million ($2.40 per share) and $638 million ($2.20 per share). In addition, we repurchased 1.7 million shares of our common stock during the quarter ended March 29, 2020 for $756 million, which includes $500 million paid pursuant to an accelerated share repurchase agreement (ASR); compared to 1.0 million shares for $284 million during the quarter ended March 31, 2019. The actual number of shares delivered under the ASR is based on an average volume-weighted average price (VWAP) over the plan period and, based on the average VWAP as of April 20, 2020, we expect to receive approximately 0.5 million additional shares upon final settlement.
Capital Resources

At March 29, 2020, we held cash and cash equivalents of $2.0 billion that was generally available to fund ordinary business operations without significant legal, regulatory, or other restrictions.

At March 29, 2020, we also had a $2.5 billion revolving credit facility (the credit facility) with various banks that is available for general corporate purposes with an expiration date of August 24, 2024. The undrawn portion of the credit facility also serves as a backup facility for the issuance of commercial paper. The total amount outstanding at any point in time under the combination of our commercial paper program and the credit facility cannot exceed the amount of the credit facility. We may request and the banks may grant, at their discretion, an increase in the borrowing capacity under the credit facility of up to an additional $500 million. There were no borrowings outstanding under the credit facility at March 29, 2020.

We have agreements in place with financial institutions to provide for the issuance of commercial paper. The outstanding balance of commercial paper can fluctuate daily and the amount outstanding during the period may be greater than or less than the amount reported at the end of the period. There were no commercial paper borrowings outstanding as of March 29, 2020 and December 31, 2019. We may, as conditions warrant, continue to issue commercial paper backed by our credit facility to manage the timing of cash flows. However, as described under Item 1A, Risk Factors, under current market conditions, commercial paper may not be available on favorable terms or at all.
Our outstanding debt, net of unamortized discounts and issuance costs, was $12.7 billion as of March 29, 2020 and mainly is in the form of publicly-issued notes that bear interest at fixed rates. As of March 29, 2020, we had $1.3 billion of borrowings scheduled to mature in November 2020 with the remainder of our debt due from 2021 to 2052. As of March 29, 2020, we were in compliance with all covenants contained in our debt and credit agreements. There were no material changes during the quarter ended March 29, 2020 to our contractual commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Form 10‑K that were outside the ordinary course of our business.
On occasion, our customers may seek deferred payment terms to purchase our products. In connection with these transactions, we may, at our customer’s request, enter into arrangements for the non-recourse sale of customer receivables to unrelated third-party financial institutions. For accounting purposes, these transactions are not discounted and are treated as a sale of receivables as we have no continuing involvement. The sale proceeds from the financial institutions are reflected in our operating cash flows on the statement of cash flows. We sold customer receivables of $146 million during the quarter ended March 29, 2020 and $104 million during the quarter ended March 31, 2019. There were no gains or losses related to sales of these receivables.
Our total equity was $3.5 billion at March 29, 2020, an increase of $316 million from December 31, 2019. The increase was primarily attributable to net earnings of $1.7 billion and amortization of $110 million in pension and other postretirement benefit plan expense. These increases were partially offset by dividends declared of $677 million and the repurchase of 1.7 million shares for $764 million, some of which were settled subsequent to the end of the first quarter.
OTHER MATTERS
Status of the F-35 Program
The F-35 program primarily consists of production contracts, sustainment activities, and new development efforts. Production of the aircraft is expected to continue for many years given the U.S. Government’s current inventory objective of 2,456 aircraft for the U.S. Air Force, U.S. Marine Corps, and U.S. Navy; commitments from our seven international partner countries and five international customers; as well as expressions of interest from other countries.
During 2019, the F-35 program completed several milestones both domestically and internationally. The U.S. Government continued testing the aircraft, including ship trials, mission and weapons systems evaluations, and the F-35 fleet recently surpassed 250,000 flight hours. During the first quarter of 2020, Poland signed a Letter of Agreement and Acceptance for 32 F-35s. Since program inception, we have delivered 513 production F-35 aircraft, demonstrating the F-35 program’s continued progress and longevity. The first 513 F-35 aircraft delivered to U.S. and international customers include 364 F-35A variants, 111 F-35B variants, and 38 F-35C variants. The full-rate production decision, also known formally as Milestone C, is expected to be delayed by the DoD until Initial Operational Test and Evaluation (IOT&E) activities are complete in the Naval Air Systems Command (NAVAIR)-led Joint Simulation Environment (JSE). The JSE is used to conduct simulated evaluations of the F-35 in a range of high-threat scenarios. Testing is expected to be completed by the end of 2020. The data will be utilized by the U.S. Government as part of their evaluation to transition the F-35 program from Low Rate Initial Production (LRIP) into full-rate production.
During the first quarter of 2020, we delivered 22 production aircraft to our U.S. and international partner countries, and we have 352 production aircraft in backlog, including orders from our international partner countries. We are monitoring the potential impacts of COVID-19 on our programs, including the F-35 program. Depending on future developments, the impact could be material. See the discussion in Business Overview - COVID-19 and Item 1A, Risk Factors.
On July 17, 2019, the U.S. Government suspended Turkey’s participation in the F-35 program and initiated the process to formally remove Turkey from the program as a result of Turkey accepting delivery of the Russian S-400 air and missile defense system. To date, the Administration has not imposed sanctions on Turkish entities involved in the S-400 procurement, although sanctions under the Countering America’s Adversaries Through Sanctions Act (CAATSA) remain a risk.  Additionally, sanctions could be imposed against Turkey as a result of future legislation, including the “Promoting American National Security and Preventing the Resurgence of ISIS Act of 2019” that was passed out of the Senate Foreign Relations Committee on December 11, 2019.  The bill includes significant new sanction provisions targeted at Turkey that, if enacted, would directly affect Lockheed Martin programs in Turkey. Turkey could implement retaliatory sanctions if the bill moves forward in Congress in 2020. We are monitoring these developments and the potential impacts of any sanctions and other actions regarding Turkey on the F-35 program and on our other programs involving Turkey. Depending on the scope and applicability of any sanctions or other actions, the impact could be material to our operations, operating results, financial position or cash flows. Turkey previously committed to purchase up to 100 F-35 aircraft, of which six have completed production.
Turkish suppliers also produce component parts for the F-35 program, many of which are single-sourced. To minimize the risks of disruption of our supply chain and ensure continuity of F-35 production, we have been working closely with the DoD and supporting activities to identify and engage alternate suppliers for the component parts produced by Turkish suppliers. We have made significant progress toward this end but due to the procedure to qualify new parts and suppliers, this collaborative process between DoD and Lockheed Martin is ongoing. We are in discussions with the U.S. Government with respect to the timeline for the transition of Turkish sources. While the transition timeline is an important first step, it is equally important that our replacement capacity is re-established so that production is not impacted. Efforts to date have significantly reduced our risk but final resolution on a limited number of remaining components could affect F-35 deliveries, including in 2020, and any accelerated work stoppage would impact cost. International sales of the F-35 are negotiated between the U.S. Government and international governments and the process that formally removed Turkey from the F-35 program is a government-to-government matter. We will continue to follow official U.S. Government guidance as it relates to delivery of F-35 aircraft to Turkey and the export and import of component parts from the Turkish supply chain.
The effects of potential U.S. Government sanctions on Turkey, and Turkey’s removal from the F-35 program do not appear to be significant at this time. However, unforeseen actions could impact the timing of orders, disrupt the production of aircraft, delay delivery of aircraft, disrupt delivery of sustainment components produced in Turkey and impact funding on the F-35 program to include the result of any reprogramming of funds that may be necessary to mitigate the impact of alternate sources for component parts made in Turkey. While, in the case of the F-35 program, we expect that these costs ultimately would be recovered from the U.S. Government, the availability or timing of any recovery could adversely affect our cash flows and results of operations. For additional discussion, including the risk of sanctions on other programs involving sales to Turkey or work with Turkish industry, see Item 1A - Risk Factors of our 2019 Annual Report on Form 10-K.
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
Critical Accounting Policies
There have been no significant changes to the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report on Form 10-K.

Goodwill and Intangible Assets
The carrying value of our Sikorsky reporting unit included goodwill of $2.7 billion, an indefinite-lived trademark intangible asset of $887 million, and finite-lived customer program intangible assets of $2.2 billion as of March 29, 2020. In the fourth quarter of 2019, we performed our annual impairment test for goodwill and indefinite-lived trademark intangible asset. We were not required to test the finite-lived program intangible asset because there were no indicators of a possible impairment. As of the date of our 2019 annual impairment test, we estimated that the fair value of our Sikorsky reporting unit exceeded its carrying value for goodwill by a margin of approximately 40% and the fair value of the intangible asset exceeded its carrying value by a margin of approximately 10%.
The fair values and carrying values of our goodwill and indefinitely-lived trademark intangible asset at our Sikorsky business are closely aligned. Therefore, any business deterioration, contract cancellations or terminations, or changes in expected future orders could cause our sales, earnings and cash flows to decline below current projections and could cause goodwill and intangible assets to be impaired. Similarly, market factors utilized in the impairment analysis, including long-term growth rates and discount rates could negatively impact the fair value of our reporting units. As previously disclosed, based on our assessment of these circumstances, we have determined that goodwill and indefinitely-lived trademark intangible assets at our Sikorsky business are at risk for impairment should there be deterioration of projected cash flows. While we do not currently anticipate any material impairments on our assets as a result of COVID-19, any business deterioration, contract cancellations or terminations, or market pressures could cause our sales, earnings and cash flows to decline below our current projections and could cause goodwill and intangibles to be impaired. See Item 1A, Risk Factors for a discussion of the potential impacts of COVID-19 on the fair value of our assets.
Recent Accounting Pronouncements
See Note 1 – Basis of Presentation and “Note 11 – Recent Accounting Pronouncements Not Yet Adopted” included in our Notes to Consolidated Financial Statements for information related to new accounting standards.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As disclosed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10‑K for the year ended December 31, 2019, we transact business globally and are subject to risks associated with changing foreign currency exchange rates. We enter into foreign currency hedges such as forward and option contracts that change in value as foreign currency exchange rates change. Our other exposures to market risk have not changed materially since December 31, 2019. See “Note 8 – Fair Value Measurements” included in our Notes to Consolidated Financial Statements for additional discussion.
ITEM 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 29, 2020. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of March 29, 2020.
There were no changes in our internal control over financial reporting during the quarter ended March 29, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Forward-Looking Statements
This Form 10-Q contains statements that, to the extent they are not recitations of historical fact, constitute forward-looking statements within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “scheduled,” “forecast” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results may differ materially due to factors such as:

•
the impact of the COVID-19 outbreak or future epidemics on our business, including the potential for facility closures or work stoppages, supply chain disruptions, program delays, our ability to recover our costs under contracts, changing government funding and acquisition priorities and payment policies and regulations; and potential impacts to the fair value of our assets;

•
our reliance on contracts with the U.S. Government, which are conditioned upon the availability of funding and can be terminated by the U.S. Government for convenience, and our ability to negotiate favorable contract terms;

•	budget uncertainty, affordability initiatives or the risk of future budget cuts;

•	risks related to the development, production, sustainment, performance, schedule, cost and requirements of complex and technologically advanced programs including our largest, the F-35 program;

•	planned production rates for significant programs; compliance with stringent performance and reliability standards; materials availability;

•	the performance and financial viability of key suppliers, teammates, joint ventures, joint venture partners, subcontractors and customers;

•
economic, industry, business and political conditions including their effects on governmental policy and government actions that disrupt our supply chain or prevent the sale or delivery of our products (such as delays in obtaining Congressional approvals for exports requiring Congressional notification and export license delays due to COVID-19);

•	trade policies or sanctions (including Turkey’s removal from the F-35 program, the impact of U.S. Government sanctions on Turkey and potential sanctions on the Kingdom of Saudi Arabia);

•	our success expanding into and doing business in adjacent markets and internationally and the differing risks posed by international sales;

•	changes in foreign national priorities and foreign government budgets;

•
the competitive environment for our products and services, including increased pricing pressures, aggressive pricing in the absence of cost realism evaluation criteria, competition from outside the aerospace and defense industry, and bid protests;

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

•	the successful operation of joint ventures that we do not control and our ability to recover our investments;

•	realizing the anticipated benefits of acquisitions or divestitures, joint ventures, teaming arrangements or internal reorganizations;

•	our efforts to increase the efficiency of our operations and improve the affordability of our products and services;

•
risk of an impairment of our assets, including a potential non-cash impairment charge as early as the second quarter for our equity investment in Advanced Military Maintenance, Repair and Overhaul Center LLC (AMMROC) and the potential impairment of goodwill, intangible assets and inventory recorded as a result of the acquisition of the Sikorsky business;

•	the availability and adequacy of our insurance and indemnities;

•
the effect of changes in (or in the interpretation of) procurement and other regulations and policies affecting our industry, including export of our products, cost allowability or recovery and potential changes to the U.S. Department of Defense’s (DoD) acquisition regulations relating to progress payments and performance-based payments and a preference for fixed-price contracts; including the potential for DoD to temporarily modify these in response to COVID-19;

•	our ability to benefit fully from or adequately protect our intellectual property rights;

•	the effect of changes in accounting, taxation, or export laws, regulations, and policies and their interpretation or application; and

•
the outcome of legal proceedings, bid protests, environmental remediation efforts, audits, government investigations or government allegations that we have failed to comply with law, other contingencies and U.S. Government identification of deficiencies in our business systems.

These are only some of the factors that may affect forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see our filings with the U.S. Securities and Exchange Commission (SEC) including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and subsequent Quarterly Reports on Form 10-Q. Our filings may be accessed through the Investor Relations page of our website, www.lockheedmartin.com/investor, or through the website maintained by the SEC at www.sec.gov.
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

PART II.   OTHER INFORMATION
ITEM 1. Legal Proceedings
We are a party to or have property subject to litigation and other proceedings that arise in the ordinary course of our business, including matters arising under provisions relating to protection of the environment, and are subject to contingencies related to certain businesses we previously owned. These types of matters could result in fines, penalties, cost reimbursements or contributions, compensatory or treble damages or non-monetary sanctions or relief. We believe the probability is remote that the outcome of each of these matters will have a material adverse effect on the corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular interim reporting period. We cannot predict the outcome of legal or other proceedings with certainty. These matters include the proceedings summarized in “Note 7 – Legal Proceedings and Contingencies” included in our Notes to Consolidated Financial Statements and “Note 14 – Legal Proceedings, Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K) filed with the U.S. Securities and Exchange Commission.
We are subject to federal, state, local and foreign requirements for the protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. Due in part to the complexity and pervasiveness of these requirements, we are a party to or have property subject to various lawsuits, proceedings and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding the matters discussed above, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Note 7 – Legal Proceedings and Contingencies” included in our Notes to Consolidated Financial Statements. See also “Critical Accounting Policies – Environmental Matters” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 14 – Legal Proceedings, Commitments and Contingencies”, each in our 2019 Form 10-K for a description of previously reported matters.
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
ITEM 1A. Risk Factors
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. “Item 1A. Risk Factors” of our 2019 Form 10-K describes some of the risks and uncertainties associated with our business, including U.S. Government funding, as further described in the “Industry Considerations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. These risks and uncertainties have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. Except for the risk factors discussed below, we do not believe that there have been any material changes to the risk factors disclosed in our 2019 Form 10-K.
The effects of COVID-19 and other potential future public health crises, epidemics, pandemics or similar events on our business, operating results and cash flows are uncertain.
The global outbreak of the coronavirus disease 2019 (COVID-19) was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has negatively affected the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets.  The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our programs in the expected timeframe, will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain and cannot be predicted.
In accordance with the Department of Defense guidance issued in March 2020 designating the Defense Industrial Base as a critical infrastructure workforce, our U.S. production facilities have continued to operate in support of essential products and services required to meet national security commitments to the U.S. Government and the U.S. military, however, facility closures or work slowdowns or temporary stoppages could occur. In addition, other countries have different practices and policies that can affect our international operations and the operations of our suppliers and customers. For example, we had a brief pause in operations at the F-35 Final Assembly and Check Out (FACO) facilities in Japan and Italy in March in observance of such countries’ COVID-19 policies and additional closures could occur, and we are also seeing impacts from base closures and travel restrictions both within and outside the U.S. In many cases facilities are not operating under full staffing as a result of COVID-19, which could have a longer-term impact. Flight test operations and training are being impacted by travel restrictions as a result of COVID-19, which could delay our deliveries to customers. We also have some limited operations that are not designated as critical infrastructure and therefore have been mandated to close or operate at only minimum basic operations.
The U.S. Government has taken actions in response to COVID-19 to increase progress payments in new and existing contracts and accelerate contract awards through increased use of Undefinitized Contracting Actions (UCAs) to provide cash flow and liquidity for companies in the Defense Industrial Base, including large prime contractors like Lockheed Martin and smaller suppliers. We are also implementing multiple actions to help support certain suppliers affected by COVID-19, including accelerating payments of over $150 million to our small and medium-sized supply chain partners, and paying the first $50 million of an additional $450 million in accelerated payments to our global supply base as a result of the actions taken by the Defense Department in changing the progress payment policy. As described in Item 1A, Risk Factors of our Annual Report on Form 10-K, we rely on other companies to provide materials, major components and products, and to perform a portion of the services that are provided to our customers under the terms of most of our contracts. An extended period of global supply chain disruption caused by the response to COVID-19 could impact our ability to perform on our contracts. To date, we have identified a number of suppliers that have potential delivery impacts due to COVID-19 and, if we are not able to implement alternatives or other mitigations, deliveries and other milestones on affected programs could be adversely impacted. However, our ability to mitigate or recover from delays may also be reduced as a result of COVID-19.
Delays in inspection, acceptance and payment by our customers, many of whom are teleworking, could also affect our sales and cash flows. This is particularly an issue with respect to classified work that is unable to be done remotely. Limitations on government operations can also impact regulatory approvals such as export licenses that are needed for international sales and deliveries. In addition, we could experience delays in new program starts or awards of future work as well as the uncertain impact of contract modifications to respond to the national emergency.  Current limitations on travel to customers could impact international orders. Government funding priorities may change as a result of the costs of COVID-19. If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, absenteeism, government actions, facility closures, travel restrictions or other restrictions in connection with the COVID-19 pandemic, our operations will be impacted. We may be unable to perform fully on our contracts and our costs may increase as a result of the COVID-19 outbreak. These cost increases, including costs for employees whose jobs cannot be performed remotely, may not be fully recoverable under our contracts, particularly fixed-price contracts, or adequately covered by insurance. The impact of COVID-19 could worsen if there is an extended duration of any COVID-19 outbreak or a resurgence of COVID-19 infection in affected regions after they have begun to experience improvement.
The continued spread of COVID-19 has also led to disruption and volatility in the global capital markets, which depending on future developments could impact our capital resources and liquidity in the future. From time to time, we have used commercial paper backed by our revolving credit facility to manage the timing of cash flows. The commercial paper market was temporarily disrupted in March 2020 as a result of COVID-19, and while these markets are currently operating in a normal manner, depending on future market conditions and volatility, commercial paper may not be available on favorable terms or at all, or in the capacity desired. COVID-19 has also negatively affected the equity capital markets and our returns on our pension assets. As described in Item 1A, Risk Factors of our Annual Report on Form 10-K, changes in returns on plan assets may affect our plan funding, cash flows and stockholders’ equity. We are also monitoring the impacts of COVID-19 on the fair value of our assets. While we do not currently anticipate any material impairments on our assets as a result of COVID-19, future changes in expectations for sales, earnings and cash flows related to intangible assets and goodwill below our current projections could cause these assets to be impaired. As disclosed in Item 1A, Risk Factors of our Annual Report on Form 10-K, the carrying value and fair value of our Sikorsky reporting unit are closely aligned and any business deterioration, contract cancellations or terminations, or market pressures could cause our sales, earnings and cash flows to decline below our current projections and could cause goodwill and intangibles to be impaired.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the quarter ended March 29, 2020.
The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended March 29, 2020.

Period (a)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
				(in millions)
January 1, 2020 – January 26, 2020	91,200	$423.82	91,200	$2,772
January 27, 2020 – February 23, 2020	463,418	$433.08	188,270	$2,690
February 24, 2020 – March 29, 2020(c)(d)	1,453,821	$350.37	1,452,284	$2,047
Total(c)	2,008,439	$396.95	1,731,754

(a)
We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, January 26, 2020 was the last day of our January 2020 fiscal month.

(b)
In October 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. From time to time, our Board of Directors authorizes increases to our share repurchase program. The total remaining authorization for future common share repurchases under our share repurchase program was $2.0 billion as of March 29, 2020. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans, including accelerated share repurchases. The program does not have an expiration date.

(c)
During the quarter ended March 29, 2020, we entered into an accelerated share repurchase (ASR) agreement to repurchase $500 million of our common stock through April 2020. Under the terms of the ASR agreement, we made a payment of $500 million and received an initial delivery of 1.0 million shares of our common stock. The total number of shares of common stock to be received is based on an average volume-weighted average price (VWAP) of our common stock during the term of the ASR agreement, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreement. Based on the average VWAP as of April 20, 2020, we expect to receive approximately 0.5 million additional shares upon final settlement. See “Note 9 – Stockholders’ Equity” included in our Notes to Consolidated Financial Statements. Average Price Paid Per Share above does not include ASR shares.

(d)
During the quarter ended March 29, 2020, the total number of shares purchased included 276,685 shares that were transferred to us by employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock units and performance stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the program.

ITEM 6. Exhibits

Exhibit No.	Description

10.1	Form of Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan

10.2	Form of Performance Stock Unit Award Agreement (2020 - 2022 Performance Period) under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan

10.3	Form of Long Term Incentive Performance Award Agreement (2020 - 2022 Performance Period) under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan

10.4	Form of Retention Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan

10.5	Offer Letter dated March 12, 2020 to James D. Taiclet, Jr.

10.6
Lockheed Martin Corporation Deferred Management Incentive Compensation Plan, as amended and restated effective January 1, 2020 (incorporated by reference to Exhibit 10.8 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019)

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

Lockheed Martin Corporation
(Registrant)

Date: April 22, 2020	By: /s/ Brian P. Colan
Brian P. Colan
Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)