Form 10-Q
period 2020-06-28
LOCKHEED MARTIN CORP
filed 2020-07-21
CIK 936468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2020
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
Large accelerated filer ☒ Accelerated filer ☐ Non–accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 279,542,050 shares of our common stock, $1 par value per share, outstanding as of July 14, 2020.

Lockheed Martin Corporation
Form 10-Q
For the Quarterly Period Ended June 28, 2020

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Lockheed Martin Corporation
Consolidated Statements of Earnings
(unaudited; in millions, except per share data)

	Quarters Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net sales
Products	$13,572	$12,003	$26,738	$23,973
Services	2,648	2,424	5,133	4,790
Total net sales	16,220	14,427	31,871	28,763
Cost of sales
Products	(12,092)	(10,674)	(23,834)	(21,299)
Services	(2,339)	(2,194)	(4,552)	(4,241)
Other unallocated, net	424	434	819	958
Total cost of sales	(14,007)	(12,434)	(27,567)	(24,582)
Gross profit	2,213	1,993	4,304	4,181
Other (expense) income, net	(127)	15	(96)	110
Operating profit	2,086	2,008	4,208	4,291
Interest expense	(149)	(163)	(297)	(334)
Other non-operating income (expense), net	25	(162)	81	(329)
Earnings before income taxes	1,962	1,683	3,992	3,628
Income tax expense	(336)	(263)	(649)	(504)
Net earnings	$1,626	$1,420	$3,343	$3,124

Earnings per common share
Basic	$5.81	$5.03	$11.92	$11.07
Diluted	$5.79	$5.00	$11.87	$11.00

Cash dividends paid per common share	$2.40	$2.20	$4.80	$4.40

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Comprehensive Income
(unaudited; in millions)

	Quarters Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net earnings	$1,626	$1,420	$3,343	$3,124
Other comprehensive income, net of tax
Recognition of previously deferred postretirement benefit plan amounts	110	227	220	454
Other, net	28	28	(69)	28
Other comprehensive income, net of tax	138	255	151	482
Comprehensive income	$1,764	$1,675	$3,494	$3,606
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Balance Sheets
(in millions, except par value)

	June 28, 2020	December 31, 2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,855	$1,514
Receivables, net	2,835	2,337
Contract assets	9,821	9,094
Inventories	3,521	3,619
Other current assets	538	531
Total current assets	19,570	17,095
Property, plant and equipment, net	6,663	6,591
Goodwill	10,579	10,604
Intangible assets, net	3,077	3,213
Deferred income taxes	3,127	3,319
Other noncurrent assets	6,587	6,706
Total assets	$49,603	$47,528
Liabilities and equity
Current liabilities
Accounts payable	$1,453	$1,281
Contract liabilities	7,481	7,054
Salaries, benefits and payroll taxes	2,488	2,466
Current maturities of long-term debt	500	1,250
Other current liabilities	2,966	1,921
Total current liabilities	14,888	13,972
Long-term debt, net	12,174	11,404
Accrued pension liabilities	12,921	13,234
Other noncurrent liabilities	5,834	5,747
Total liabilities	45,817	44,357
Stockholders’ equity
Common stock, $1 par value per share	278	280
Additional paid-in capital	—	—
Retained earnings	18,876	18,401
Accumulated other comprehensive loss	(15,403)	(15,554)
Total stockholders’ equity	3,751	3,127
Noncontrolling interests in subsidiary	35	44
Total equity	3,786	3,171
Total liabilities and equity	$49,603	$47,528
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Cash Flows
(unaudited; in millions)

	Six Months Ended
	June 28, 2020	June 30, 2019
Operating activities
Net earnings	$3,343	$3,124
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	608	565
Stock-based compensation	115	104
Equity method investment impairment	128	—
Gain on property sale	—	(51)
Changes in assets and liabilities
Receivables, net	(498)	(102)
Contract assets	(727)	(916)
Inventories	98	(602)
Accounts payable	191	237
Contract liabilities	427	275
Postretirement benefit plans	(77)	552
Income taxes	473	112
Other, net	415	33
Net cash provided by operating activities	4,496	3,331
Investing activities
Capital expenditures	(636)	(533)
Other, net	4	25
Net cash used for investing activities	(632)	(508)
Financing activities
Dividends paid	(1,364)	(1,260)
Repurchases of common stock	(1,015)	(500)
Issuance of long-term debt, net of related costs	1,131	—
Repayments of current and long-term debt	(1,150)	—
Repayments of commercial paper, net	—	(600)
Other, net	(125)	(68)
Net cash used for financing activities	(2,523)	(2,428)
Net change in cash and cash equivalents	1,341	395
Cash and cash equivalents at beginning of period	1,514	772
Cash and cash equivalents at end of period	$2,855	$1,167
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
For the Quarters Ended June 28, 2020 and June 30, 2019
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiary	Total Equity
Balance at March 29, 2020	$279	$—	$18,708	$(15,541)	$3,446	$41	$3,487
Net earnings	—	—	1,626	—	1,626	—	1,626
Other comprehensive income, net of tax	—	—	—	138	138	—	138
Repurchases of common stock	(1)	(168)	(108)	—	(277)	—	(277)
Dividends declared	—	—	(1,350)	—	(1,350)	—	(1,350)
Stock-based awards, ESOP activity and other	—	168	—	—	168	—	168
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(6)	(6)
Balance at June 28, 2020	$278	$—	$18,876	$(15,403)	$3,751	$35	$3,786

Balance at March 31, 2019	$281	$—	$16,278	$(14,094)	$2,465	$57	$2,522
Net earnings	—	—	1,420	—	1,420	—	1,420
Other comprehensive income, net of tax	—	—	—	255	255	—	255
Repurchases of common stock	(1)	(174)	(41)	—	(216)	—	(216)
Dividends declared	—	—	(1,249)	—	(1,249)	—	(1,249)
Stock-based awards, ESOP activity and other	1	174	—	—	175	—	175
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(11)	(11)
Balance at June 30, 2019	$281	$—	$16,408	$(13,839)	$2,850	$46	$2,896
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
For the Six Months Ended June 28, 2020 and June 30, 2019
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiary	Total Equity
Balance at December 31, 2019	$280	$—	$18,401	$(15,554)	$3,127	$44	$3,171
Net earnings	—	—	3,343	—	3,343	—	3,343
Other comprehensive income, net of tax	—	—	—	151	151	—	151
Repurchases of common stock	(3)	(197)	(841)	—	(1,041)	—	(1,041)
Dividends declared	—	—	(2,027)	—	(2,027)	—	(2,027)
Stock-based awards, ESOP activity and other	1	197	—	—	198	—	198
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(9)	(9)
Balance at June 28, 2020	$278	$—	$18,876	$(15,403)	$3,751	$35	$3,786

Balance at December 31, 2018	$281	$—	$15,434	$(14,321)	$1,394	$55	$1,449
Net earnings	—	—	3,124	—	3,124	—	3,124
Other comprehensive income, net of tax	—	—	—	482	482	—	482
Repurchases of common stock	(2)	(220)	(278)	—	(500)	—	(500)
Dividends declared	—	—	(1,872)	—	(1,872)	—	(1,872)
Stock-based awards, ESOP activity and other	2	220	—	—	222	—	222
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(9)	(9)
Balance at June 30, 2019	$281	$—	$16,408	$(13,839)	$2,850	$46	$2,896
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
We close our books and records on the last Sunday of the calendar quarter, which was on June 28 for the second quarter of 2020 and June 30 for the second quarter of 2019, to align our financial closing with our business processes. The consolidated financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods as our fiscal year ends on December 31.
We adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective January 1, 2020 using the modified retrospective approach. The new standard changes how we account for credit losses for financial assets and certain other instruments, including trade receivables and contract assets, that are not measured at fair value through net income. Under legacy standards, we recognized an impairment of receivables when it was probable that a loss had been incurred. Under the new standard, we are required to recognize estimated credit losses expected to occur over the estimated life or remaining contractual life of an asset (which includes losses that may be incurred in future periods) using a broader range of information including reasonable and supportable forecasts about future economic conditions. The adoption of the standard did not have a significant impact on our results of operations, financial position or cash flows.
We adopted ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements For Defined Benefit Plans, effective January 1, 2020. The new standard modifies the annual disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The guidance requires disclosure changes to be presented on a retrospective basis. As this standard relates only to financial disclosures, its adoption did not have an impact to our results of operations, financial position or cash flows.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
NOTE 2 – EARNINGS PER COMMON SHARE
The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Weighted average common shares outstanding for basic computations	279.8	282.2	280.5	282.3
Weighted average dilutive effect of equity awards	1.0	1.7	1.2	1.8
Weighted average common shares outstanding for diluted computations	280.8	283.9	281.7	284.1
We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units (RSUs) and performance stock units (PSUs) and exercise of outstanding stock options based on the treasury stock method. There were no significant anti-dilutive equity awards during the quarters and six months ended June 28, 2020 or June 30, 2019.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net sales
Aeronautics	$6,503	$5,550	$12,872	$11,134
Missiles and Fire Control	2,801	2,411	5,420	4,761
Rotary and Mission Systems	4,039	3,768	7,785	7,530
Space	2,877	2,698	5,794	5,338
Total net sales	$16,220	$14,427	$31,871	$28,763
Operating profit
Aeronautics	$739	$592	$1,411	$1,177
Missiles and Fire Control	370	327	766	744
Rotary and Mission Systems	429	347	805	726
Space	252	288	533	622
Total business segment operating profit	1,790	1,554	3,515	3,269
Unallocated items
FAS/CAS operating adjustment (a)	469	512	938	1,024
Stock-based compensation	(73)	(67)	(115)	(104)
Other, net (b)	(100)	9	(130)	102
Total unallocated items	296	454	693	1,022
Total consolidated operating profit	$2,086	$2,008	$4,208	$4,291
Intersegment sales
Aeronautics	$61	$47	$120	$89
Missiles and Fire Control	140	144	276	265
Rotary and Mission Systems	502	461	1,000	960
Space	105	85	213	153
Total intersegment sales	$808	$737	$1,609	$1,467

(a)The FAS/CAS operating adjustment represents the difference between the service cost component of financial accounting standards (FAS) pension income (expense) and total pension costs recoverable on U.S. Government contracts as determined in accordance with CAS.
(b)Other, net for the quarter and six months ended June 28, 2020 includes a non-cash impairment charge of $128 million ($96 million, or $0.34 per share, after tax) recognized on our investment in the international equity method investee, Advanced Military Maintenance, Repair and Overhaul Center (AMMROC) that we entered into an agreement to sell in July 2020.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Our total net FAS/CAS pension adjustment for the quarters and six months ended June 28, 2020 and June 30, 2019, including the service and non-service cost components of FAS pension income (expense) for our qualified defined benefit pension plans, were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Total FAS income (expense) and CAS costs
FAS pension income (expense)	$29	$(273)	$59	$(546)
Less: CAS pension cost	495	641	989	1,282
Net FAS/CAS pension adjustment	$524	$368	$1,048	$736

Service and non-service cost reconciliation
FAS pension service cost	$(26)	$(129)	$(51)	$(258)
Less: CAS pension cost	495	641	989	1,282
FAS/CAS operating adjustment	469	512	938	1,024
Non-operating FAS pension income (expense)	55	(144)	110	(288)
Net FAS/CAS pension adjustment	$524	$368	$1,048	$736

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
We expect to have FAS pension income in 2020, compared to FAS pension expense in prior periods. We no longer have service costs for certain of our plans as a result of completing the planned freeze of our salaried pension plans effective January 1, 2020 that was previously announced on July 1, 2014. See “Note 6 – Postretirement Benefit Plans” for additional information regarding the corporation’s FAS pension expense or income and CAS pension cost.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Net sales by products and services, contract type, customer, and geographic region were as follows (in millions):

	Quarter Ended June 28, 2020
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$5,474	$2,422	$3,259	$2,417	$13,572
Services	1,029	379	780	460	2,648
Total net sales	$6,503	$2,801	$4,039	$2,877	$16,220
Net sales by contract type
Fixed-price	$4,467	$1,877	$2,639	$483	$9,466
Cost-reimbursable	2,036	924	1,400	2,394	6,754
Total net sales	$6,503	$2,801	$4,039	$2,877	$16,220
Net sales by customer
U.S. Government	$5,352	$2,098	$2,926	$2,533	$12,909
International (a)	1,132	699	1,011	330	3,172
U.S. commercial and other	19	4	102	14	139
Total net sales	$6,503	$2,801	$4,039	$2,877	$16,220
Net sales by geographic region
United States	$5,371	$2,102	$3,028	$2,547	$13,048
Asia Pacific	353	72	464	16	905
Europe	506	170	170	314	1,160
Middle East	213	442	213	—	868
Other	60	15	164	—	239
Total net sales	$6,503	$2,801	$4,039	$2,877	$16,220

	Six Months Ended June 28, 2020
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$10,929	$4,697	$6,245	$4,867	$26,738
Services	1,943	723	1,540	927	5,133
Total net sales	$12,872	$5,420	$7,785	$5,794	$31,871
Net sales by contract type
Fixed-price	$9,051	$3,595	$5,121	$1,002	$18,769
Cost-reimbursable	3,821	1,825	2,664	4,792	13,102
Total net sales	$12,872	$5,420	$7,785	$5,794	$31,871
Net sales by customer
U.S. Government	$9,385	$4,053	$5,714	$5,016	$24,168
International (a)	3,453	1,359	1,866	750	7,428
U.S. commercial and other	34	8	205	28	275
Total net sales	$12,872	$5,420	$7,785	$5,794	$31,871
Net sales by geographic region
United States	$9,419	$4,061	$5,919	$5,044	$24,443
Asia Pacific	1,348	147	782	44	2,321
Europe	1,454	338	337	712	2,841
Middle East	541	849	420	(6)	1,804
Other	110	25	327	—	462
Total net sales	$12,872	$5,420	$7,785	$5,794	$31,871

(a)International sales include FMS contracted through the U.S. Government and direct commercial sales to international governments and other international customers.

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
(a)International sales include FMS contracted through the U.S. Government and direct commercial sales to international governments and other international customers.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented approximately 28% of our total consolidated net sales for both the quarter and six months ended June 28, 2020 and 26% of our total consolidated net sales for both the quarter and six months ended June 30, 2019.
Total assets for each of our business segments were as follows (in millions):

	June 28, 2020	December 31, 2019
Assets
Aeronautics	$9,801	$9,109
Missiles and Fire Control	5,257	5,030
Rotary and Mission Systems	18,498	18,751
Space	6,221	5,844
Total business segment assets	39,777	38,734
Corporate assets (a)	9,826	8,794
Total assets	$49,603	$47,528
(a)Corporate assets primarily include cash and cash equivalents, deferred income taxes, assets for the portion of environmental costs that are probable of future recovery and investments held in a separate trust.
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

	June 28, 2020	December 31, 2019
Contract assets	$9,821	$9,094
Contract liabilities	7,481	7,054
Contract assets increased $727 million during the six months ended June 28, 2020, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the six months ended June 28, 2020 for which we have not yet billed our customers. There were no significant credit or impairment losses related to our contract assets during the quarters and six months ended June 28, 2020 and June 30, 2019.
Contract liabilities increased $427 million during the six months ended June 28, 2020, primarily due to payments received in excess of revenue recognized on these performance obligations. During the quarter and six months ended June 28, 2020, we recognized $1.0 billion and $2.6 billion of our contract liabilities that existed at December 31, 2019 as revenue. During the quarter and six months ended June 30, 2019, we recognized $1.1 billion and $2.9 billion of our contract liabilities at December 31, 2018 as revenue.
NOTE 5 – INVENTORIES
Inventories consisted of the following (in millions):

	June 28, 2020	December 31, 2019
Materials, spares and supplies	$564	$532
Work-in-process	2,644	2,783
Finished goods	313	304
Total inventories	$3,521	$3,619
Costs incurred to fulfill a contract in advance of the contract being awarded are included in inventories as work-in-process if we determine that those costs relate directly to a contract or to an anticipated contract that we can specifically identify and contract award is probable, the costs generate or enhance resources that will be used in satisfying

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
performance obligations, and the costs are recoverable (referred to as pre-contract costs). Pre-contract costs that are initially capitalized in inventory are generally recognized as cost of sales consistent with the transfer of products and services to the customer upon the receipt of the anticipated contract. All other pre-contract costs, including start-up costs, are expensed as incurred. As of June 28, 2020 and December 31, 2019, $638 million and $493 million of pre-contract costs were included in inventories.
NOTE 6 – POSTRETIREMENT BENEFIT PLANS
Our pretax net periodic benefit (income) cost related to our qualified defined benefit pension plans and retiree medical and life insurance plans consisted of the following (in millions):

	Quarters Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Qualified defined benefit pension plans
Service cost	$26	$129	$51	$258
Interest cost	384	451	769	903
Expected return on plan assets	(566)	(575)	(1132)	(1,150)
Recognized net actuarial losses	212	351	424	702
Amortization of prior service credits	(85)	(83)	(171)	(167)
Total net periodic benefit (income) cost	$(29)	$273	$(59)	$546
Retiree medical and life insurance plans
Service cost	$4	$3	$7	$7
Interest cost	17	24	35	48
Expected return on plan assets	(32)	(27)	(64)	(55)
Recognized net actuarial losses	(1)	—	(2)	1
Amortization of prior service costs	9	11	19	21
Total net periodic benefit (income) cost	$(3)	$11	$(5)	$22
As previously announced on July 1, 2014, we completed the final step of the planned freeze of our qualified and nonqualified defined benefit pension plans for salaried employees effective January 1, 2020; the plans are now fully frozen. With the freeze complete, the majority of our salaried employees participate in an enhanced defined contribution retirement savings plan.
We record the service cost component of net periodic benefit cost (for our bargained plans beginning in 2020) as part of cost of sales and the non-service cost components of net periodic benefit cost as part of other non-operating income (expense), net in the consolidated statements of earnings.
The recognized net actuarial losses and amortization of prior service credits or costs in the table above, along with similar costs related to our other postretirement benefit plans ($5 million and $10 million for the quarter and six months ended June 28, 2020, and $9 million and $20 million for the quarter and six months ended June 30, 2019) were reclassified from accumulated other comprehensive loss (AOCL) and recorded as a component of net periodic benefit (income) cost for the periods presented. These costs totaled $140 million ($110 million, net of tax) and $280 million ($220 million, net of tax) during the quarter and six months ended June 28, 2020, and $288 million ($227 million, net of tax) and $577 million ($454 million, net of tax) during the quarter and six months ended June 30, 2019 and were recorded on our consolidated statements of comprehensive income as an increase to other comprehensive income.
The required funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006 (PPA), along with consideration of CAS and Internal Revenue Code rules. There were no contributions to our qualified defined benefit pension plans during the quarters and six months ended June 28, 2020 and June 30, 2019.

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
Environmental Matters
We are involved in proceedings and potential proceedings relating to soil, sediment, surface water, and groundwater contamination, disposal of hazardous substances, and other environmental matters at several of our current or former facilities, facilities for which we may have contractual responsibility, and at third-party sites where we have been designated as a potentially responsible party (PRP). A substantial portion of environmental costs will be included in our net sales and cost of sales in future periods pursuant to U.S. Government regulations. At the time a liability is recorded for future environmental costs, we record assets for estimated future recovery considered probable through the pricing of products and services to agencies of the U.S. Government, regardless of the contract form (e.g., cost-reimbursable, fixed-price). We continually evaluate the recoverability of our assets for the portion of environmental costs that are probable of

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
future recovery by assessing, among other factors, U.S. Government regulations, our U.S. Government business base and contract mix, our history of receiving reimbursement of such costs, and efforts by some U.S. Government representatives to limit such reimbursement. We include the portions of those environmental costs expected to be allocated to our non-U.S. Government contracts or determined not to be recoverable under U.S. Government contracts in our cost of sales at the time the liability is established.
At June 28, 2020 and December 31, 2019, the aggregate amount of liabilities recorded relative to environmental matters was $805 million and $810 million, most of which are recorded in other noncurrent liabilities on our consolidated balance sheets. We have recorded assets for the portion of environmental costs that are probable of future recovery totaling $698 million and $703 million at June 28, 2020 and December 31, 2019, most of which are recorded in other noncurrent assets on our consolidated balance sheets, for the estimated future recovery of these costs, as we consider the recovery probable based on the factors previously mentioned. We project costs and recovery of costs over approximately 20 years.
Environmental remediation activities usually span many years, which makes estimating liabilities a matter of judgment because of uncertainties with respect to assessing the extent of the contamination as well as such factors as changing remediation technologies and changing regulatory environmental standards. We are monitoring or investigating a number of former and present operating facilities for potential future remediation. We perform quarterly reviews of the status of our environmental remediation sites and the related liabilities and receivables. Additionally, in our quarterly reviews, we consider these and other factors in estimating the timing and amount of any future costs that may be required for remediation activities, and we record a liability when it is probable that a loss has occurred or will occur and the loss can be reasonably estimated. The amount of liability recorded is based on our estimate of the costs to be incurred for remediation at a particular site. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined. We cannot reasonably determine the extent of our financial exposure in all cases as, although a loss may be probable or reasonably possible, in some cases it is not possible at this time to estimate the loss or reasonably possible loss or range of loss.
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
In addition to the proceedings and potential proceedings discussed above, California previously established a maximum level of the contaminant hexavalent chromium in drinking water of 10 parts per billion (ppb). This standard was successfully challenged by the California Manufacturers and Technology Association (CMTA) for failure to conduct the required economic feasibility analysis. In response to the court’s ruling, the State Water Resources Control Board (State Board), a branch of the California Environmental Protection Agency, withdrew the hexavalent chromium standard from the published regulations, leaving only the 50 ppb standard for total chromium. The State Board has indicated it will work to re-establish a hexavalent chromium standard. Further, the U.S. Environmental Protection Agency (U.S. EPA) is considering whether to regulate hexavalent chromium. California is also reevaluating its existing drinking water standard of 6 ppb for perchlorate. The U.S. EPA decided in June 2020 not to regulate perchlorate in drinking water at the federal level.
If substantially lower standards are adopted for perchlorate (in California) or for hexavalent chromium (in California or at the federal level), we expect a material increase in our estimates for environmental liabilities and the related assets for the portion of the increased costs that are probable of future recovery in the pricing of our products and services for the U.S. Government. The amount that would be allocable to our non-U.S. Government contracts or that is determined not to be recoverable under U.S. Government contracts would be expensed, which may have a material effect on our earnings in any particular interim reporting period.
We also are evaluating the potential impact of existing and contemplated legal requirements addressing a class of compounds known generally as per- and polyfluoroalkyl compounds (PFAS). PFAS compounds have been used ubiquitously, such as in fire-fighting foams, manufacturing processes, and stain- and stick-resistant products (e.g., Teflon, stain-resistant fabrics). Because we have used products and processes over the years containing some of those

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
compounds, they likely exist as contaminants at many of our cleanup sites. Governmental authorities have announced plans, and in some instances have begun, to regulate certain of these compounds at extremely low concentrations in drinking water, which could lead to increased cleanup costs at many of our sites.
Letters of Credit, Surety Bonds and Third-Party Guarantees
We have entered into standby letters of credit and surety bonds issued on our behalf by financial institutions, and we have directly issued guarantees to third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as joint venture partners. We had total outstanding letters of credit, surety bonds and third-party guarantees aggregating $3.3 billion and $3.6 billion at June 28, 2020 and December 31, 2019. Third-party guarantees do not include guarantees issued on behalf of subsidiaries and other consolidated entities.
At June 28, 2020 and December 31, 2019, third-party guarantees totaled $748 million and $996 million, of which approximately 68% and 76% related to guarantees of contractual performance of joint ventures to which we currently are or previously were a party. These amounts represent our estimate of the maximum amounts we would expect to incur upon the contractual non-performance of the joint venture, joint venture partners or divested businesses. Generally, we also have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner.
In determining our exposures, we evaluate the reputation, performance on contractual obligations, technical capabilities and credit quality of our current and former joint venture partners and the transferee under novation agreements all of which include a guarantee as required by the FAR. At June 28, 2020 and December 31, 2019, there were no material amounts recorded in our financial statements related to third-party guarantees or novation agreements.
NOTE 8 – FAIR VALUE MEASUREMENTS
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	June 28, 2020			December 31, 2019
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Mutual funds	$1,099	$1,099	$—	$1,363	$1,363	$—
U.S. Government securities	79	—	79	99	—	99
Other securities	346	153	193	319	171	148
Derivatives	50	—	50	18	—	18
Liabilities
Derivatives	28	—	28	23	—	23
Assets measured at NAV (a)
Other commingled funds	18			19
(a)Net Asset Value (NAV) is the total value of the fund divided by the number of the fund’s shares outstanding.
Substantially all assets measured at fair value, other than derivatives, represent investments held in a separate trust to fund certain of our nonqualified deferred compensation plans and are recorded in other noncurrent assets on our consolidated balance sheets. The fair values of mutual funds and certain other securities are determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. The fair values of U.S. Government and other securities are determined using pricing models that use observable inputs (e.g., interest rates and yield curves observable at commonly quoted intervals), bids provided by brokers or dealers or quoted prices of securities with similar characteristics. The fair values of derivative instruments, which consist of foreign currency forward contracts, including embedded derivatives, and interest rate swap contracts, are primarily determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates, credit spreads and foreign currency exchange rates.
The derivatives outstanding at both June 28, 2020 and December 31, 2019 consist of foreign currency forward contracts, interest rate swaps and foreign currency related contract embedded derivatives. We use derivative instruments

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
principally to reduce our exposure to market risks from changes in foreign currency exchange rates and interest rates. We do not enter into or hold derivative instruments for speculative trading purposes. We transact business globally and are subject to risks associated with changing foreign currency exchange rates. We enter into foreign currency hedges such as forward and option contracts that change in value as foreign currency exchange rates change. Our most significant foreign currency exposures relate to the British pound sterling, the euro, the Canadian dollar and the Australian dollar. These contracts hedge forecasted foreign currency transactions in order to mitigate fluctuations in our earnings and cash flows associated with changes in foreign currency exchange rates. We designate foreign currency hedges as cash flow hedges. We also are exposed to the impact of interest rate changes primarily through our borrowing activities. For fixed rate borrowings, we may use variable interest rate swaps, effectively converting fixed rate borrowings to variable rate borrowings in order to reduce the amount of interest paid. These swaps are designated as fair value hedges. For variable rate borrowings, we may use fixed interest rate swaps, effectively converting variable rate borrowings to fixed rate borrowings in order to mitigate the impact of interest rate changes on earnings. These swaps are designated as cash flow hedges. We also may enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting, which are intended to mitigate certain economic exposures.
The aggregate notional amount of our outstanding interest rate swaps was $572 million and $750 million at June 28, 2020 and December 31, 2019. The aggregate notional amount of our outstanding foreign currency hedges at June 28, 2020 and December 31, 2019 was $3.4 billion and $3.8 billion. The fair values of our outstanding interest rate swaps and foreign currency hedges at June 28, 2020 and December 31, 2019 were not significant. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters and six months ended June 28, 2020 and June 30, 2019. Substantially all of our derivatives are designated for hedge accounting.
In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $16.9 billion and $15.9 billion at June 28, 2020 and December 31, 2019. The outstanding principal amount of debt was $13.8 billion at both June 28, 2020 and December 31, 2019, excluding $1.1 billion and $1.2 billion of unamortized discounts and issuance costs at June 28, 2020 and December 31, 2019. The estimated fair values of our outstanding debt were determined based on observable inputs (Level 2).
NOTE 9 – STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
During the six months ended June 28, 2020, we repurchased 1.4 million shares for $541 million under repurchase plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, some of which were settled subsequent to the end of the second quarter. Additionally, during the first quarter of 2020, we entered into an accelerated share repurchase (ASR) agreement to repurchase $500 million of our common stock through April 2020. Under the terms of the ASR agreement, in March 2020 we paid $500 million and received an initial delivery of 1.0 million shares of our common stock. Upon final settlement of the ASR agreement in April 2020, we received an additional 0.4 million shares of our common stock for no additional consideration based on the average price paid per share of $347.16, calculated with reference to the volume-weighted average price (VWAP) of our common stock over the term of the agreement, less a negotiated discount.
The total remaining authorization for future common share repurchases under our share repurchase program was $1.8 billion as of June 28, 2020. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings. Due to the volume of repurchases and the prices at which these were made, additional paid-in capital was reduced to zero, with the remainder of the excess purchase price over par value of $841 million and $278 million recorded as a reduction to retained earnings during the six months ended June 28, 2020 and June 30, 2019.
Dividends
We declared cash dividends totaling $1.4 billion ($4.80 per share) and $2.0 billion ($7.20 per share) during the quarters and six months ended June 28, 2020, compared to $1.2 billion ($4.40 per share) and $1.9 billion ($6.60 per

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
share) during the quarters and six months ended June 30, 2019. In June 2020, we declared our 2020 third quarter dividend totaling $671 million ($2.40 per share), which will be paid in September 2020 and in June 2019, we declared our 2019 third quarter dividend totaling $624 million ($2.20 per share), which was paid in September 2019.
Restricted Stock Unit Grants
During the six months ended June 28, 2020, we granted certain employees approximately 0.5 million RSUs with a weighted average grant date fair value of $384.17 per RSU. The grant date fair value of these RSUs is equal to the closing market price of our common stock on the grant date less a discount to reflect the delay in payment of dividend-equivalent cash payments that are made only upon vesting, which is generally three years from the grant date. We recognize the grant date fair value of RSUs, less estimated forfeitures, as compensation expense ratably over the requisite service period, which is shorter than the vesting period if the employee is retirement eligible on the date of grant or will become retirement eligible before the end of the vesting period.
 Accumulated Other Comprehensive Loss
Changes in the balance of AOCL, net of tax, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL
Balance at December 31, 2019	$(15,528)	$(26)	$(15,554)
Other comprehensive income before reclassifications	—	3	3
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	344	—	344
Amortization of net prior service credits (a)	(124)	—	(124)
Other	—	(72)	(72)
Total reclassified from AOCL	220	(72)	148
Total other comprehensive income	220	(69)	151
Balance at June 28, 2020	$(15,308)	$(95)	$(15,403)

Balance at December 31, 2018	$(14,254)	$(67)	$(14,321)
Other comprehensive income before reclassifications	—	13	13
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	574	—	574
Amortization of net prior service credits (a)	(120)	—	(120)
Other	—	15	15
Total reclassified from AOCL	454	15	469
Total other comprehensive income	454	28	482
Balance at June 30, 2019	$(13,800)	$(39)	$(13,839)
(a)Reclassifications from AOCL related to our postretirement benefit plans were recorded as a component of net periodic benefit cost for each period presented (see “Note 6 – Postretirement Benefit Plans”). These amounts include $110 million and $227 million, net of tax, for the quarters ended June 28, 2020 and June 30, 2019, which are comprised of the recognition of net actuarial losses of $172 million and $287 million for the quarters ended June 28, 2020 and June 30, 2019 and the amortization of net prior service credits of $62 million and $60 million for the quarters ended June 28, 2020 and June 30, 2019.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
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
Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit by approximately $480 million and $945 million during the quarter and six months ended June 28, 2020 and $420 million and $985 million during the quarter and six months ended June 30, 2019. These adjustments increased net earnings by approximately $379 million ($1.35 per share) and $747 million ($2.65 per share) during the quarter and six months ended June 28, 2020 and $332 million ($1.17 per share) and $778 million ($2.74 per share) during the quarter and six months ended June 30, 2019. We recognized net sales from performance obligations satisfied in prior periods of approximately $495 million and $1.0 billion during the quarter and six months ended June 28, 2020, and $560 million and $1.2 billion during the quarter and six months ended June 30, 2019, which primarily relate to changes in profit booking rates that impacted revenue.
As previously disclosed in our 2019 Form 10-K, we are responsible for a program to design, develop and construct a ground-based radar at our RMS business segment. The program has experienced performance issues for which we have periodically accrued reserves. As of June 28, 2020, cumulative losses were approximately $240 million on this program. We may continue to experience issues related to customer requirements and our performance under this contract and have to record additional charges. However, based on the losses previously recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our operating results or financial condition.
As previously disclosed in our 2019 Form 10-K, we have a program, EADGE-T, to design, integrate, and install an air missile defense command, control, communications, computers - intelligence (C4I) system for an international customer that has experienced performance issues and for which we have periodically accrued reserves at our RMS business segment. As of June 28, 2020, cumulative losses remained at approximately $260 million. We continue to monitor program requirements and our performance. At this time, we do not anticipate additional charges that would be material to our operating results or financial condition.
As previously disclosed in our 2019 Form 10-K, we have two commercial satellite programs at our Space business segment for which we have experienced performance issues related to the development and integration of a modernized LM 2100 satellite platform. These programs are for the delivery of three satellites in total, including two that launched in 2019 and one that launched in February 2020. We have periodically revised our estimated costs to complete these developmental commercial programs. As of June 28, 2020, cumulative losses remained at approximately $410 million for

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
these programs. We do not anticipate that additional losses, if any, would be material to our operating results or financial condition.
As previously disclosed in our 2019 Form 10-K, we are responsible for designing, developing and installing an upgraded turret for the Warrior Capability Sustainment Program. In 2018, we revised our estimated costs to complete the program as a consequence of performance issues, and recorded charges at our MFC business segment. As of June 28, 2020, cumulative losses remained at approximately $140 million on this program. We may continue to experience issues related to customer requirements and our performance under this contract and may have to record additional reserves. However, based on the losses already recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our operating results or financial condition.
Investment in Advanced Military Maintenance, Repair and Overhaul Center LLC (AMMROC)
As of June 28, 2020, we owned 40% of AMMROC, a joint venture located in the United Arab Emirates. We account for our investment in AMMROC using the equity method. AMMROC provides maintenance, repair and overhaul (MRO) and support services for fixed and rotary wing military aircraft in the South Asia, Middle East and North Africa (SAMENA) region. To date, substantially all of AMMROC’s business was dependent on a single customer contract to provide performance based logistics (PBL) services that was in the process of being re-competed. In April 2020, the customer awarded the contract to a competitor. As a result of the loss of this customer contract, we performed a strategic review of AMMROC’s business and evaluated various options for our investment. In July 2020, we executed an agreement to sell our investment in AMMROC to our joint venture partner for $307 million. The transaction, which is subject to closing conditions, is expected to close in the third quarter of 2020 and the purchase price will be paid in cash installments through September 2021. Accordingly, we adjusted the carrying value of our investment from $435 million to the expected selling price of $307 million as of June 28, 2020, which resulted in the recognition of a noncash impairment charge of $128 million ($96 million, or $0.34 per share, after tax) in our results of operations for the quarter ended June 28, 2020.
Backlog
Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. For our cost-reimbursable and fixed-priced-incentive contracts, the estimated consideration we expect to receive pursuant to the terms of the contract may exceed the contractual award amount. The estimated consideration is determined at the outset of the contract and is continuously reviewed throughout the contract period. In determining the estimated consideration, we consider the risks related to the technical, schedule and cost impacts to complete the contract and an estimate of any variable consideration. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of June 28, 2020, our ending backlog was $150.3 billion. We expect to recognize approximately 37% of our backlog over the next 12 months and approximately 61% over the next 24 months as revenue, with the remainder recognized thereafter.
Income Taxes
Our effective income tax rate was 17.1% and 16.3% for the quarter and six months ended June 28, 2020, and 15.6% and 13.9% for the quarter and six months ended June 30, 2019. The higher rate for the quarter ended June 28, 2020 is primarily due to a decrease in tax deductions for foreign derived intangible income. The rates for all periods benefited from the research and development tax credit, tax deductions for foreign derived intangible income related to direct commercial sales, dividends paid to the corporation's defined contribution plans with an employee stock ownership plan feature, and tax deductions for employee equity awards.
The rates for all periods also benefited from additional tax deductions based on proposed tax regulations released on March 4, 2019, which clarified that foreign military sales qualify for foreign derived intangible income treatment. On July 9, 2020, the U.S. Treasury Department issued final tax regulations related to foreign derived intangible income. The final tax regulations confirm foreign military sales qualify for foreign derived intangible income treatment. We continue to assess the other effects of the final regulations.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
May 2020 Debt Issuance
On May 20, 2020, we issued a total of $1.2 billion of senior unsecured notes, consisting of $400 million aggregate principal amount of 1.85% Notes due in 2030 (the “2030 Notes”) and $750 million aggregate principal amount of 2.80% Notes due in 2050 (the “2050 Notes” and, together with the 2030 Notes, the “Notes”). The 2030 Notes mature on June 15, 2030 and the 2050 Notes mature on June 15, 2050. We will pay interest on the Notes semi-annually in arrears on June 15 and December 15 of each year beginning on December 15, 2020. We may, at our option, redeem the Notes of any series in whole or in part at any time and from time to time at a redemption price equal to the greater of 100% of the principal amount of the notes to be redeemed or an applicable “make-whole” amount, plus accrued and unpaid interest to the date of redemption.
On June 16, 2020, we used the net proceeds from the offering plus cash on hand to redeem $750 million of the outstanding $1.25 billion in aggregate principal amount of our 2.50% Notes due in 2020, and $400 million of the outstanding $900 million in aggregate principal amount of our 3.35% Notes due in 2021 at their redemption price.
Sale of Customer Receivables
On occasion, our customers may seek deferred payment terms to purchase our products. In connection with these transactions, we may, at our customer’s request, enter into arrangements for the non-recourse sale of customer receivables to unrelated third-party financial institutions. For accounting purposes, these transactions are not discounted and are treated as a sale of receivables as we have no continuing involvement. The sale proceeds from the financial institutions are reflected in our operating cash flows on the statement of cash flows. We sold customer receivables of $121 million and $267 million during the quarter and six months ended June 28, 2020 and $96 million and $200 million during the quarter and six months ended June 30, 2019. There were no gains or losses related to sales of these receivables.
NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (LIBOR) and other interbank offered rates, which have been widely used as reference rates for various securities and financial contracts, including loans, debt and derivatives. This announcement indicates that the continuation of LIBOR on the current basis is not guaranteed after 2021. Regulators in the U.S. and other jurisdictions have been working to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as the Secured Overnight Financing Rate (SOFR). Currently, our credit facility and certain of our debt and derivative instruments reference LIBOR-based rates. The discontinuation of LIBOR will require these arrangements to be modified in order to replace LIBOR with an alternative reference interest rate, which could impact our future cost of funds. Our credit facility includes a provision for the determination of a successor LIBOR rate.
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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lockheed Martin Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Lockheed Martin Corporation (the Corporation) as of June 28, 2020, the related consolidated statements of earnings, comprehensive income and equity for the quarters and six months ended June 28, 2020 and June 30, 2019 and consolidated statements of cash flows for the six months ended June 28, 2020 and June 30, 2019, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
July 21, 2020

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS OVERVIEW
We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics, system integration and cybersecurity services. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. During the six months ended June 28, 2020, 76% of our $32 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 66% from the Department of Defense (DoD)), 23% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government) and 1% were from U.S. commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security and information technology, including cybersecurity.
COVID-19
The global outbreak of the coronavirus disease 2019 (COVID-19) was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has negatively affected the U.S. and global economies, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place” and quarantine restrictions, and created significant disruption of the financial markets. We have taken measures to protect the health and safety of our employees, work with our customers and suppliers to minimize disruptions and support our community in addressing the challenges posed by this ongoing global pandemic. The pandemic has presented unprecedented business challenges, and we have experienced impacts in each of our business areas related to COVID-19, primarily in increased coronavirus-related costs, delays in supplier deliveries, impacts of travel restrictions, access to some locations, and the impacts of remote work and adjusted work schedules.
Despite these challenges, Lockheed Martin and the U.S. Government’s pro-active efforts, especially with regard to the supply chain, helped to partially mitigate the disruptions caused by COVID-19 on our operations in the second quarter. In addition, favorable contract award timing and strong performance more than offset the impacts of COVID-19 on our financial results in the first half of 2020. However, the ultimate impact of COVID-19 on our operations and financial performance in 2020 and future periods, including our ability to execute our programs in the expected timeframe, remains uncertain and will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. Government, state and local government officials, and international governments to prevent and manage disease spread, all of which are uncertain and cannot be predicted. The long-term impacts of COVID-19 on government budgets and other funding priorities, including international priorities, that impact demand for our products and services and our business are also difficult to predict. For additional risks to the corporation related to the COVID-19 pandemic, see “Part II, Item 1A. Risk Factors.”
In accordance with the Department of Homeland Security’s identification of the Defense Industrial Base as a critical infrastructure sector in March 2020, our U.S. production facilities have continued to operate in support of essential products and services required to meet national security commitments to the U.S. Government and the U.S. military. Although we are designated as a critical infrastructure workforce, operations have been adjusted in response to the pandemic, including, most significantly, a reduction in the F-35 production rate due primarily to supplier delays and a temporary schedule adjustment for the F-35 production workforce in Fort Worth, Texas, and additional production delays, facility closures, work slowdowns, or temporary stoppages could occur. In addition, other countries have different practices and policies that can affect our international operations and the operations of our suppliers and customers. For example, we had a brief pause in operations at the F-35 Final Assembly and Check Out (FACO) facilities in Japan and Italy in March in observance of such countries’ COVID-19 policies. Additional closures could occur, and base closures, travel restrictions, and quarantine requirements both within and outside the U.S. have affected our business. In many cases facilities are not operating under full staffing as a result of COVID-19, which could have an indeterminate longer-term impact. Flight test operations and training are being impacted by travel restrictions as a result of COVID-19, which has delayed some deliveries to customers, although we have worked to mitigate these impacts. We also have some limited operations that are not designated as critical infrastructure and therefore have been mandated to close or operate at only minimum basic operations. However, these closures to date have not been material to our operating results or financial condition.

The U.S. Government has taken actions in response to COVID-19 to increase the progress payment rates in new and existing contracts and accelerate contract awards to provide cash flow and liquidity for companies in the Defense Industrial Base, including large prime contractors like Lockheed Martin and smaller suppliers. We continue to proactively monitor our supply chain and have implemented multiple actions to help mitigate the effects of COVID-19, including accelerating payments to suppliers within our global supply base as a result of the actions taken by the DoD in changing the progress payment policy. We plan to continue to accelerate payments to the supply chain for the remainder of the year in order to mitigate COVID-19 risks, prioritizing impacted suppliers and small businesses. As described in Item 1A, Risk Factors of our Annual Report on Form 10-K, we rely on other companies and the U.S. Government to provide materials, major components and products, and to perform a portion of the services that are provided to our customers under the terms of most of our contracts. Many of these suppliers also supply parts for commercial aviation businesses which have been more significantly impacted by the pandemic due to the impacts on these markets. Global supply chain disruption caused by the response to COVID-19 could impact our ability to perform on our contracts. We have identified a number of suppliers that have had potential delivery impacts due to COVID-19 and are working to manage those impacts. However, if we are not able to implement alternatives or other mitigations, deliveries and other milestones on affected programs could be adversely impacted.
Our work in production facilities and labs has continued, consistent with guidance from federal, state and local officials to minimize the spread of COVID-19. We have taken actions to equip employees with personal protective equipment, establish minimum staffing and social distancing policies, sanitize workspaces more frequently, adopt alternate work schedules and institute other measures aimed to sustain production and related services while minimizing the transmission of COVID-19. In addition, we have implemented a flexible teleworking policy for employees who can meet our customer commitments remotely, and a significant portion of our workforce is currently teleworking. Given the nature of the pandemic, it remains uncertain when and on what scale teleworking employees will return to work in person. We have not previously experienced such a significant portion of our workforce working remotely for a prolonged period, so its effects on our long-term operations are unknown.
Coronavirus-related costs for us and our suppliers could be significant and we are seeking reimbursement of coronavirus-related costs under our U.S. Government contracts through a combination of equitable adjustments to the contract price and reimbursement of the costs under Section 3610 of the Coronavirus Aid, Relief and Economic Security Act (CARES Act), which allows federal agencies to reimburse contractors at the minimum applicable contract billing rate for costs arising from certain paid leave, including sick leave, a contractor provides to keep its employees or subcontractors in a ready state, including to protect the life and safety of government and contractor personnel through September 30, 2020. Reimbursement of any costs under Section 3610 of the CARES Act increases sales, but is not expected to be at a profit or fee and so would have the effect of reducing our margins in future periods. These cost increases, including costs for employees whose jobs cannot be performed remotely, may not be fully recoverable under our contracts, particularly fixed-price contracts, or adequately covered by insurance. We also have no assurance that Congress will appropriate funds to cover the reimbursement of defense contractors authorized by the CARES Act, which could reduce funds available for other U.S. Government defense priorities. We also are deferring certain payroll taxes as provided for in the CARES Act, which has the effect of increasing our cash from operations in 2020, but reducing cash from operations in 2021 and 2022.
We continue to work with our customers, employees, suppliers and communities to address the impacts of COVID-19 and to take actions in an effort to mitigate adverse consequences.

2020 Financial Outlook
We expect our 2020 net sales to increase in the high-single digit range from 2019 levels. The projected growth is driven by increased volume at all four business areas. Specifically, the increased growth is driven by the F-35 program at Aeronautics, increased production rate volume in the tactical and strike missiles and integrated air and missile defense businesses at MFC, Sikorsky volume at RMS, and Next Generation Overhead Persistent Infrared (Next Gen OPIR) and Hypersonics volume at Space. Total business segment operating profit margin in 2020 is expected to be approximately 10.9%; and cash from operations is expected to be greater than or equal to $8.0 billion. We updated our 2020 outlook based on our year to date results and expectations for the remainder of 2020. Changes in circumstances may require us to revise our assumptions, which could materially change our current estimate of 2020 net sales, operating margin and cash flows.
Given our current position and expectations for the remainder of 2020, we are updating our 2020 guidance as described above to reflect the recent performance across all four business areas. However, the ultimate impact of COVID-19 on the corporation’s financial outlook in 2020 and future periods remains uncertain. Our 2020 outlook assumes, among other things, that our production facilities continue to operate and we do not experience significant work stoppages or closures, we are able to mitigate any supply chain disruptions and these do not worsen, and we are able to recover our costs under U.S. Government contracts and government funding priorities do not change. While these are our current assumptions for our 2020 outlook, they could change as described above. Risk related to these items are described below and under Item 1A, Risk Factors.
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
On March 27, 2020, the President signed the CARES Act, the bipartisan $2 trillion economic relief package aimed at helping American workers and businesses impacted by the COVID-19 pandemic. The bill includes $10.4 billion for DoD to fund COVID-19 response related expenses in defense health programs, operations, and the Defense Procurement Act fund. The funding is identified as emergency and is exempt from the discretionary spending limits of the Budget Control Act of 2011 (BCA).
See also the discussion of U.S. Government funding risks within “Item 1A. Risk Factors” included in our 2019 Form 10-K.

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

	Quarters Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net sales	$16,220	$14,427	$31,871	$28,763
Cost of sales	(14,007)	(12,434)	(27,567)	(24,582)
Gross profit	2,213	1,993	4,304	4,181
Other (expense) income, net	(127)	15	(96)	110
Operating profit	2,086	2,008	4,208	4,291
Interest expense	(149)	(163)	(297)	(334)
Other non-operating income (expense), net	25	(162)	81	(329)
Earnings before income taxes	1,962	1,683	3,992	3,628
Income tax expense	(336)	(263)	(649)	(504)
Net earnings	$1,626	$1,420	$3,343	$3,124
Diluted earnings per common share	$5.79	$5.00	$11.87	$11.00

Certain amounts reported in other (expense) income, net, primarily our share of earnings or losses from equity method investees, are included in the operating profit of our business segments. Accordingly, such amounts are included in the discussion of our business segment results of operations.
Net Sales
We generate sales from the delivery of products and services to our customers. Our consolidated net sales were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Products	$13,572	$12,003	$26,738	$23,973
% of total net sales	83.7%	83.2%	83.9%	83.3%
Services	2,648	2,424	5,133	4,790
% of total net sales	16.3%	16.8%	16.1%	16.7%
Total net sales	$16,220	$14,427	$31,871	$28,763
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
Product Sales
Product sales increased $1.6 billion, or 13%, during the quarter ended June 28, 2020 compared to the same period in 2019. The increase in product sales was primarily due to higher product sales of approximately $735 million at Aeronautics, $460 million at MFC and $240 million at RMS. The increase in product sales at Aeronautics was primarily due to higher production volume for the F-35 program and classified contracts. The increase in product sales at MFC was primarily due to increased volume for integrated air and missile defense programs (primarily Patriot Advanced Capability-3 (PAC-3) and Terminal High Altitude Area Defense (THAAD)) and increased volume for tactical and strike missile programs (primarily Guided Multiple Launch Rocket System (GMLRS) and High-Mobility Artillery Rocket Systems (HIMARS)). The increase in product sales at RMS was primarily due to higher volume for Sikorsky helicopter programs (primarily on Seahawk production programs and VH-92A production contracts).

Product sales increased $2.8 billion, or 12%, during the six months ended June 28, 2020 compared to the same period in 2019. The increase in product sales was primarily due to higher product sales of approximately $1.4 billion at Aeronautics, $820 million at MFC and $390 million at Space. The increase in product sales at Aeronautics was primarily due to higher production volume for the F-35 program and higher volume on classified contracts. The increase in product sales at MFC was primarily due to increased volume for integrated air and missile defense programs (primarily THAAD and PAC-3; increased volume for tactical and strike missile programs (primarily GMLRS, hypersonic development programs and HIMARS). The increase in product sales at Space was primarily due to higher volume for strategic and missile defense programs (primarily hypersonic development programs) and for government satellite programs due to higher volume (primarily Next Gen OPIR).
Service Sales
Service sales increased $224 million, or 9%, during the quarter ended June 28, 2020 compared to the same period in 2019. The increase in service sales was primarily due to an increase in service sales of about $220 million at Aeronautics which were primarily due to higher sustainment volume for the F-35, F-22 and F-16 programs
Service sales increased $343 million, or 7%, during the six months ended June 28, 2020 compared to the same period in 2019. The increase in service sales was primarily due to an increase in service sales of about $345 million at Aeronautics which were primarily due to higher sustainment volume for the F-35, F-22 and F-16 programs.
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

	Quarters Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Cost of sales – products	$(12,092)	$(10,674)	$(23,834)	$(21,299)
% of product sales	89.1%	88.9%	89.1%	88.8%
Cost of sales – services	(2,339)	(2,194)	(4,552)	(4,241)
% of service sales	88.3%	90.5%	88.7%	88.5%
Other unallocated, net	424	434	819	958
Total cost of sales	$(14,007)	$(12,434)	$(27,567)	$(24,582)
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
Product Costs
Product costs increased $1.4 billion, or 13%, during the quarter ended June 28, 2020 compared to the same period in 2019. The increase in product costs was primarily due to higher product costs of approximately $620 million at Aeronautics, $385 million at MFC and $240 million at RMS. The increase in product costs at Aeronautics was primarily due to higher production volume for the F-35 program and classified contracts. The increase in product costs at MFC was primarily due to increased volume for integrated air and missile defense programs (primarily THAAD and PAC-3) and increased volume for tactical and strike missile programs (primarily HIMARS, GMLRS and hypersonic development programs). The increase in product costs at RMS was primarily attributable to higher volume for Sikorsky helicopter programs (primarily Seahawk production programs and VH-92A production contracts).

Product costs increased $2.5 billion, or 12%, during the six months ended June 28, 2020 compared to the same period in 2019. The increase in product costs was primarily due to higher product costs of approximately $1.2 billion at Aeronautics, $745 million at MFC and $440 million at Space. The increase in product costs at Aeronautics was primarily due to higher production volume for the F-35 program and classified contracts. The increase in product costs at MFC was primarily due to increased volume for integrated air and missile defense programs (primarily THAAD and PAC-3) and increased volume for tactical and strike missile programs (primarily GMLRS, hypersonic development programs and HIMARS). The increase in product costs at Space was primarily attributable to government satellite programs (primarily Next Gen OPIR) and higher volume for strategic and missile defense programs (primarily hypersonic development programs).
Service Costs
Service costs increased $145 million, or 7%, during the quarter ended June 28, 2020 compared to the same period in 2019. The increase in service costs was primarily due to higher service costs of approximately $185 million at Aeronautics which were primarily due to higher sustainment volume for the F-35, F-22 and F-16 programs.
Service costs increased $311 million, or 7%, during the six months ended June 28, 2020 compared to the same period in 2019. The increase in service costs was primarily due to higher service costs of approximately $310 million at Aeronautics which were primarily due to higher sustainment volume for the F-35, F-22 and F-16 programs.
Other Unallocated, Net
Other unallocated, net primarily includes the FAS/CAS operating adjustment (which represents the difference between cost accounting standards (CAS) pension cost recorded in our business segment’s results of operations and the service cost component of FAS pension income (expense)), stock-based compensation expense and other corporate costs. These items are not allocated to the business segments and, therefore, are not allocated to cost of sales for products or services. Other unallocated, net reduced cost of sales by $424 million and $819 million during the quarter and six months ended June 28, 2020, compared to $434 million and $958 million during the quarter and six months ended June 30, 2019. Other unallocated, net during the quarter and six months ended June 28, 2020 was lower primarily due to a decrease in our FAS/CAS operating adjustment (see “Business Segment Results of Operations” discussion below for more detail).
Other (Expense) Income, Net
Other expense, net during the quarter and six months ended June 28, 2020, was $127 million and $96 million, compared to other income, net of $15 million and $110 million during the quarter and six months ended June 30, 2019. Other expense, net during the quarter and six months ended June 28, 2020 included a non-cash asset impairment charge of $128 million ($96 million, or $0.34 per share, after tax) for our international equity method investee, AMMROC. Other income, net during the six months ended June 30, 2019, included a previously deferred gain of approximately $51 million ($38 million, or $0.13 per share, after tax) related to properties sold in 2015 as a result of completing our remaining obligations.
As of June 28, 2020, we owned 40% of AMMROC, a joint venture located in the United Arab Emirates. We account for our investment in AMMROC using the equity method. AMMROC provides maintenance, repair and overhaul (MRO) and support services for fixed and rotary wing military aircraft in the South Asia, Middle East and North Africa (SAMENA) region. To date, substantially all of AMMROC’s business was dependent on a single customer contract to provide performance based logistics (PBL) services that was in the process of being re-competed. In April 2020, the customer awarded the contract to a competitor. As a result of the loss of this customer contract, we performed a strategic review of AMMROC’s business and evaluated various options for our investment. In July 2020, we executed an agreement to sell our investment in AMMROC to our joint venture partner for $307 million. The transaction, which is subject to closing conditions, is expected to close in the third quarter of 2020 and the purchase price will be paid in cash installments through September 2021. Accordingly, we adjusted the carrying value of our investment from $435 million to the expected selling price of $307 million as of June 28, 2020, which resulted in the recognition of a noncash impairment charge of $128 million ($96 million, or $0.34 per share, after tax) in our results of operations for the quarter ended June 28, 2020.
Other Non-operating Income (Expense), Net
Other non-operating income (expense), net primarily includes the non-service cost components of FAS pension and other postretirement benefit plan income (expense) (i.e., interest cost, expected return on plan assets, net actuarial gains or losses, and amortization of prior service cost or credits). During the quarter and six months ended June 28, 2020, other non-operating income, net was $25 million and $81 million, compared to other non-operating expense, net of $162 million and $329 million during the quarter and six months ended June 30, 2019. The increase during the quarter and six months ended June 28, 2020 was primarily due to a reduction in non-service FAS pension expense for our qualified defined benefit pension plans.
Income Tax Expense
Our effective income tax rate was 17.1% and 16.3% for the quarter and six months ended June 28, 2020, and 15.6% and 13.9% for the quarter and six months ended June 30, 2019. The higher rate for the quarter ended June 28, 2020 is primarily due to a decrease in tax deductions for foreign derived intangible income. The rates for all periods benefited from the research and development tax credit, tax deductions for foreign derived intangible income related to direct commercial sales, dividends paid to the corporation's defined contribution plans with an employee stock ownership plan feature, and tax deductions for employee equity awards.
The rates for all periods also benefited from additional tax deductions based on proposed tax regulations released on March 4, 2019, which clarified that foreign military sales qualify for foreign derived intangible income treatment. On July 9, 2020, the U.S. Treasury Department issued final tax regulations related to foreign derived intangible income. The final tax regulations confirm foreign military sales qualify for foreign derived intangible income treatment. We continue to assess the other effects of the final regulations.
On March 27, 2020, President Trump signed into law the CARES Act, which, along with earlier issued IRS guidance, provides for deferral of certain taxes. The CARES Act, among other things, also contains numerous other provisions which impact Lockheed Martin. The CARES Act and the projected annual financial impact of COVID-19 did not have a material impact on our effective tax rate for the quarter ended June 28, 2020.
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
Net Earnings
We reported net earnings of $1.6 billion ($5.79 per share) and $3.3 billion ($11.87 per share) during the quarter and six months ended June 28, 2020, compared to $1.4 billion ($5.00 per share) and $3.1 billion ($11.00 per share) during the quarter and six months ended June 30, 2019. Both net earnings and earnings per share were affected by the factors mentioned above. Earnings per share also benefited from a net decrease of approximately 2.7 million shares outstanding from June 30, 2019 to June 28, 2020 as a result of share repurchases, partially offset by share issuance under our stock-based awards and certain defined contribution plans.
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

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net sales
Aeronautics	$6,503	$5,550	$12,872	$11,134
Missiles and Fire Control	2,801	2,411	5,420	4,761
Rotary and Mission Systems	4,039	3,768	7,785	7,530
Space	2,877	2,698	5,794	5,338
Total net sales	$16,220	$14,427	$31,871	$28,763
Operating profit
Aeronautics	$739	$592	$1,411	$1,177
Missiles and Fire Control	370	327	766	744
Rotary and Mission Systems	429	347	805	726
Space	252	288	533	622
Total business segment operating profit	1,790	1,554	3,515	3,269
Unallocated items
FAS/CAS operating adjustment (a)	469	512	938	1,024
Stock-based compensation	(73)	(67)	(115)	(104)
Other, net (b)	(100)	9	(130)	102
Total unallocated items	296	454	693	1,022
Total consolidated operating profit	$2,086	$2,008	$4,208	$4,291

(a)The FAS/CAS operating adjustment represents the difference between the service cost component of financial accounting standards (FAS) pension income (expense) and total pension costs recoverable on U.S. Government contracts as determined in accordance with CAS.
(b)Other, net for the quarter and six months ended June 28, 2020 includes a non-cash impairment charge of $128 million ($96 million, or $0.34 per share, after tax) recognized on our investment in the international equity method investee, Advanced Military Maintenance, Repair and Overhaul Center (AMMROC) that we entered into an agreement to sell in July 2020.

Our total net FAS/CAS pension adjustment for the quarters and six months ended June 28, 2020 and June 30, 2019, including the service and non-service cost components of FAS pension income (expense) for our qualified defined benefit pension plans, were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Total FAS income (expense) and CAS costs
FAS pension income (expense)	$29	$(273)	$59	$(546)
Less: CAS pension cost	495	641	989	1,282
Net FAS/CAS pension adjustment	$524	$368	$1,048	$736

Service and non-service cost reconciliation
FAS pension service cost	$(26)	$(129)	$(51)	$(258)
Less: CAS pension cost	495	641	989	1,282
FAS/CAS operating adjustment	469	512	938	1,024
Non-operating FAS pension income (expense)	55	(144)	110	(288)
Net FAS/CAS pension adjustment	$524	$368	$1,048	$736
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
As previously disclosed in our 2019 Form 10-K, we are responsible for a program to design, develop and construct a ground-based radar at our RMS business segment. The program has experienced performance issues for which we have periodically accrued reserves. As of June 28, 2020, cumulative losses were approximately $240 million on this program. We may continue to experience issues related to customer requirements and our performance under this contract and have to record additional charges. However, based on the losses previously recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our operating results or financial condition.
As previously disclosed in our 2019 Form 10-K, we have a program, EADGE-T, to design, integrate, and install an air missile defense command, control, communications, computers - intelligence (C4I) system for an international customer that has experienced performance issues and for which we have periodically accrued reserves at our RMS business segment. As of June 28, 2020, cumulative losses remained at approximately $260 million. We continue to monitor program requirements and our performance. At this time, we do not anticipate additional charges that would be material to our operating results or financial condition.
As previously disclosed in our 2019 Form 10-K, we have two commercial satellite programs at our Space business segment for which we have experienced performance issues related to the development and integration of a modernized LM 2100 satellite platform. These programs are for the delivery of three satellites in total, including two that launched in 2019 and one that launched in February 2020. We have periodically revised our estimated costs to complete these developmental commercial programs. As of June 28, 2020, cumulative losses remained at approximately $410 million for these programs. We do not anticipate that additional losses, if any, would be material to our operating results or financial condition.
As previously disclosed in our 2019 Form 10-K, we are responsible for designing, developing and installing an upgraded turret for the Warrior Capability Sustainment Program. In 2018, we revised our estimated costs to complete the program as a consequence of performance issues, and recorded charges at our MFC business segment. As of June 28, 2020, cumulative losses remained at approximately $140 million on this program. We may continue to experience issues related to customer requirements and our performance under this contract and may have to record additional reserves. However, based on the losses already recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our operating results or financial condition.
Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit by approximately $480 million and $945 million during the quarter and six months ended June 28, 2020 and $420 million and $985 million during the quarter and six months ended June 30, 2019.
Aeronautics
Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net sales	$6,503	$5,550	$12,872	$11,134
Operating profit	739	592	1,411	1,177
Operating margin	11.4%	10.7%	11.0%	10.6%
Aeronautics’ net sales during the quarter ended June 28, 2020 increased $953 million, or 17%, compared to the same period in 2019. The increase was primarily attributable to higher net sales of approximately $700 million for the F-35 program due to increased volume on production, development, and sustainment contracts; and about $125 million for higher volume on classified development contracts.
Aeronautics’ operating profit during the quarter ended June 28, 2020 increased $147 million, or 25%, compared to the same period in 2019. Operating profit increased approximately $130 million for the F-35 program due to higher volume and risk retirements on production, sustainment, and development contracts. Adjustments not related to volume, including net profit booking rate adjustments, were $75 million higher in the second quarter of 2020 compared to the same period in 2019.
Aeronautics’ net sales during the six months ended June 28, 2020 increased $1.7 billion, or 16%, compared to the same period in 2019. The increase was primarily attributable to higher net sales of approximately $1.4 billion for the F-35 program due to increased volume on production, sustainment, and development contracts; and about $195 million for higher volume on classified development contracts.
Aeronautics’ operating profit during the six months ended June 28, 2020 increased $234 million, or 20%, compared to the same period in 2019. Operating profit increased approximately $210 million for the F-35 program due to higher volume and risk retirements on production, development, and sustainment contracts. Adjustments not related to volume, including net profit booking rate adjustments, were $80 million higher during the six months ended June 28, 2020 compared to the same period in 2019.
We currently expect Aeronautics’ 2020 net sales to increase in the high-single digit percentage range from 2019 levels driven by increased volume on the F-35 program. Operating profit is also expected to increase in the high-single digit percentage range above 2019 levels. Operating profit margin for 2020 is expected to be slightly higher than 2019 levels.

Missiles and Fire Control
Summary operating results for our MFC business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net sales	$2,801	$2,411	$5,420	$4,761
Operating profit	370	327	766	744
Operating margin	13.2%	13.6%	14.1%	15.6%
MFC’s net sales during the quarter ended June 28, 2020 increased $390 million, or 16%, compared to the same period in 2019. The increase was primarily attributable to higher net sales of approximately $295 million for integrated air and missile defense programs due to increased volume (primarily Patriot Advanced Capability-3 (PAC-3) and Terminal High Altitude Area Defense (THAAD)); and about $150 million for tactical and strike missile programs due to increased volume (primarily Guided Multiple Launch Rocket Systems (GMLRS) and High-Mobility Artillery Rocket Systems (HIMARS)). These increases were partially offset by a decrease of $25 million as a result of lower volume on energy programs due to the divestiture of the Distributed Energy Solutions business in November 2019.
MFC’s operating profit during the quarter end June 28, 2020 increased $43 million, or 13%, compared to the same period in 2019. Operating profit increased approximately $30 million for integrated air and missile defense programs due to increased volume on international contracts (primarily PAC-3 and THAAD); about $20 million for tactical and strike missile programs due to higher risk retirements on classified programs; and about $10 million for energy programs due to higher risk retirements. These increases were partially offset by a decrease of $15 million for sensors and global sustainment programs due to lower risk retirements across the portfolio partially offset by net lower current period charges of $10 million for performance matters on an international military program. Adjustments not related to volume, including net profit booking rate adjustments, during the quarter June 28, 2020 were comparable to the same period in 2019.
MFC’s net sales during the six months ended June 28, 2020 increased $659 million, or 14%, compared to the same period in 2019. The increase was primarily attributable to higher net sales of approximately $420 million for integrated air and missile defense programs due to increased volume (primarily THAAD and PAC-3); and about $325 million for tactical and strike missile programs due to increased volume (primarily GMLRS, hypersonic development programs and HIMARS). These increases were partially offset by a decrease of $65 million as a result of lower volume on energy programs due to the divestiture of the Distributed Energy Solutions business in November 2019.
MFC’s operating profit during the six months ended June 28, 2020 increased $22 million, or 3%, compared to the same period in 2019. Operating profit increased approximately $20 million for tactical and strike missile programs due to higher risk retirements on classified programs; and about $20 million due to higher risk retirements on energy programs. These increases were partially offset by a decrease of $25 million for integrated air and missile defense programs due to lower risk retirements on international contracts (primarily PAC-3 and THAAD). Adjustments not related to volume, including net profit booking rate adjustments, were $30 million lower during the six months ended June 28, 2020 compared to the same period in 2019.
We continue to expect MFC’s 2020 net sales to increase in the high-single digit to low-double digit percentage range in 2020 as compared to 2019 driven by higher volume in the tactical and strike missiles and air and missile defense businesses, partially offset by a decrease in sales as a result of the divestiture of our Distributed Energy Solutions business. Operating profit is expected to increase in the mid-to-high-single digit percentage range in 2020 as compared to 2019 driven by the increase in sales volume. Operating profit margin for 2020 is expected to be slightly lower than 2019 levels.

Rotary and Mission Systems
Summary operating results for our RMS business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net sales	$4,039	$3,768	$7,785	$7,530
Operating profit	429	347	805	726
Operating margin	10.6%	9.2%	10.3%	9.6%
RMS’ net sales during the quarter ended June 28, 2020 increased $271 million, or 7% compared to the same period in 2019. Net sales increased approximately $240 million for Sikorsky helicopter programs due to higher volume primarily on Seahawk production programs and VH-92A production contracts.
RMS’ operating profit during the quarter ended June 28, 2020 increased $82 million, or 24% compared to the same period in 2019. Operating profit increased approximately $80 million for training and logistics solutions (TLS) programs due to a $60 million charge for an army sustainment program in 2019 not repeated in 2020 and $45 million for Sikorsky helicopter programs due to higher volume and risk retirements on VH-92A production contracts. These increases were offset by a $25 million decrease for integrated warfare systems and sensors (IWSS) programs due to lower risk retirements (primarily Radar Surveillance Systems and Aegis) and a $15 million decrease for C6ISR (command, control, communications, computers, cyber, combat systems, intelligence, surveillance, and reconnaissance) programs due to lower risk retirements (primarily undersea combat systems programs). Adjustments not related to volume, including net profit booking rate adjustments, were $35 million higher during the quarter ended June 28, 2020 compared to the same period during 2019.
RMS’ net sales during the six months ended June 28, 2020 increased $255 million, or 3% compared to the same period in 2019. Net sales increased approximately $145 million for Sikorsky helicopter programs due to higher volume (primarily Seahawk production programs and VH-92A production contracts partially offset by lower volume on combat rescue helicopter and Black Hawk production programs) and $85 million for C6ISR programs due to higher volume (primarily undersea combat systems programs).
RMS’ operating profit during the six months ended June 28, 2020 increased $79 million, or 11% compared to the same period in 2019. Operating profit increased approximately $80 million for TLS programs due to $70 million in charges for an army sustainment program in 2019 not repeated in 2020 and $65 million for Sikorsky helicopter programs due to higher volume and risk retirements on VH-92A production contracts, and better cost performance and higher risk retirements on international military aircraft programs. These increases were offset by a $45 million decrease for IWSS programs as lower risk retirements (primarily Radar Surveillance Systems and Aegis) and a $15 million decrease for C6ISR programs due to lower risk retirements (primarily undersea combat systems programs). Adjustments not related to volume, including net profit booking rate adjustments, during the six months ended June 28, 2020 were comparable to the same period during 2019.
We continue to expect RMS’ 2020 net sales to increase in the mid-single digit percentage range above 2019 levels driven primarily by Sikorsky. Operating profit is expected to increase in the high-single digit percentage range above 2019 levels driven by the increase in sales volume. Operating profit margin for 2020 is expected to be slightly higher than 2019 levels.
Space
Summary operating results for our Space business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net sales	$2,877	$2,698	$5,794	$5,338
Operating profit	252	288	533	622
Operating margin	8.8%	10.7%	9.2%	11.7%

Space’s net sales during the quarter ended June 28, 2020 increased $179 million, or 7%, compared to the same period in 2019. The increase was primarily attributable to higher net sales of approximately $90 million for government satellite programs due to higher volume (primarily Next Generation Overhead Persistent Infrared (Next Gen OPIR)); and about $85 million for strategic and missile defense programs due to higher volume (primarily hypersonic development programs).
Space’s operating profit during the quarter ended June 28, 2020 decreased $36 million, or 13%, compared to the same period in 2019. Operating profit decreased approximately $35 million for government satellite programs due to lower risk retirements (primarily Advanced Extremely High Frequency (AEHF)). Adjustments not related to volume, including net profit booking rate adjustments, were $45 million lower during the quarter ended June 28, 2020 compared to the same period in 2019.
Space’s net sales during the six months ended June 28, 2020 increased $456 million, or 9%, compared to the same period in 2019. The increase was primarily attributable to higher net sales of approximately $265 million for strategic and missile defense programs due to higher volume (primarily hypersonic development programs); and about $190 million for government satellite programs due to higher volume (primarily Next Gen OPIR).
Space’s operating profit during the six months ended June 28, 2020 decreased $89 million, or 14%, compared to the same period in 2019. Operating profit decreased approximately $75 million for government satellite programs due to lower risk retirements (primarily AEHF); and about $40 million due to lower equity earnings from the corporation's investment in United Launch Alliance (ULA). These decreases were partially offset by an increase of $20 million for commercial satellite programs for charges recorded for performance matters in 2019 not repeated in 2020. Adjustments not related to volume, including net profit booking rate adjustments, were $85 million lower during the six months ended June 28, 2020 compared to the same period in 2019.
Total equity earnings recognized by Space (primarily ULA) represented approximately $10 million, or 4% and approximately $40 million or 8% of Space’s operating profit during the quarter and six months ended June 28, 2020, compared to approximately $15 million, or 5% and $80 million, or 13% during the quarter and six months ended June 30, 2019.
We currently expect Space’s 2020 net sales to increase in the high-single digit percentage range from 2019 levels largely driven by Next Gen OPIR and Hypersonics. Operating profit in 2020 is expected to decrease in the mid-single digit percentage range as compared to 2019 driven by lower profit rate adjustments in government satellites largely driven by AEHF and lower equity earnings in 2020 compared to 2019. As a result, operating profit margin in 2020 is expected to decrease from 2019 levels.
FINANCIAL CONDITION
Liquidity and Cash Flows
As of June 28, 2020, we had a cash balance of $2.9 billion and no borrowings outstanding under our $2.5 billion revolving credit facility (the credit facility), which is also available for borrowings in the event of a lack of short-term commercial paper availability. To date, the effects of COVID-19 have not had a significant negative impact on our liquidity, cash flows or capital resources. Actions taken by the U.S. Government to increase the rate of progress payments had the effect of increasing our cash from operations, but we used all of this benefit to accelerate payments to our suppliers. The effects of COVID-19 has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future. The economic impacts of COVID-19 have also negatively affected the equity capital markets and our returns on our pension assets. As described in Item 1A, Risk Factors of our Annual Report on Form 10-K, changes in returns on plan assets may affect our plan funding, cash flows and stockholders’ equity. Differences between the actual plan asset return and the expected long-term rate of return on plan assets (7.00% as of December 31, 2019) impact the measurement of the following year’s Financial Accounting Standards (FAS) pension expense and pension funding requirements.
The CARES Act, along with earlier issued IRS guidance, provides a net deferral of payroll and estimated income tax payments from which we benefited by deferring cash outlays of $560 million during the six months ended June 28, 2020. This will have the effect of increasing cash outlays for payroll taxes during 2021 and 2022. The April and June 2020 federal estimated income tax payments were extended to July 15, 2020; thus, the company deferred the estimated income tax amount of $400 million from this quarter to the third quarter. The CARES Act, among other things, also contains numerous other provisions which may impact Lockheed Martin. We continue to refine the effect of the CARES Act and ongoing government guidance related to COVID-19 that may be issued.

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
We have generated strong operating cash flows, which have been the primary source of funding for our operations, capital expenditures, debt service and repayments, dividends, share repurchases and postretirement benefit plan contributions. The total remaining authorization for future common share repurchases under our share repurchase program was $1.8 billion as of June 28, 2020.
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
The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	Six Months Ended
	June 28, 2020	June 30, 2019
Cash and cash equivalents at beginning of year	$1,514	$772
Operating activities
Net earnings	3,343	3,124
Non-cash adjustments	851	618
Changes in working capital	(509)	(1,108)
Other, net	811	697
Net cash provided by operating activities	4,496	3,331
Net cash used for investing activities	(632)	(508)
Net cash used for financing activities	(2,523)	(2,428)
Net change in cash and cash equivalents	1,341	395
Cash and cash equivalents at end of period	$2,855	$1,167
Operating Activities
Net cash provided by operating activities increased $1.2 billion during the six months ended June 28, 2020 compared to the same period in 2019. The increase was primarily due to a lower use of cash related to working capital, and the deferral of tax payments. The $599 million improvement in cash flows related to working capital (defined as receivables, contract assets, and inventories less accounts payable and contract liabilities) was primarily attributable to liquidation of inventories (primarily classified programs at both Aeronautics and MFC), and timing of production and billing cycles affecting contract assets and contract liabilities (primarily the F-35 program). Earlier issued IRS guidance provides a deferral of April and June 2020 federal estimated income tax payments to July 15, 2020; thus, we deferred $400 million of estimated income tax payments and made foreign tax payments of approximately $45 million during the six months ended June 28, 2020 compared to cash tax payments of approximately $474 million during the six months ended June 30, 2019.
In addition, net cash provided by operating activities for the six months ended June 28, 2020 included the receipt of approximately $930 million of net accelerated progress payments due to the U.S. Government's increase in the progress payment rate from 80 percent to 90 percent, the deferral of $400 million as discussed above, and the deferral of $160 million for the employer portion of payroll taxes to 2021 and 2022 pursuant to the CARES Act. We used the accelerated progress payments from the U.S. Government plus cash on hand to accelerate $1.3 billion of payments to our suppliers for the six months ended June 28, 2020.

Investing Activities
Net cash used for investing activities increased $124 million during the six months ended June 28, 2020 compared to the same period in 2019. Capital expenditures totaled $636 million and $533 million during the six months ended June 28, 2020 and June 30, 2019. The majority of our capital expenditures were for equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.
Financing Activities
Net cash used for financing activities was $2.5 billion during the six months ended June 28, 2020, compared to $2.4 billion during the same period in 2019. Net cash used for financing activities during the six months ended June 28, 2020 was primarily driven by dividend payments and share repurchases. During the six months ended June 30, 2019 we also made net repayments of $600 million for commercial paper.
On May 20, 2020, we received net cash proceeds of $1.1 billion from issuance of senior unsecured notes, consisting of $400 million aggregate principal amount of 1.85% Notes due in 2030 and $750 million aggregate principal amount of 2.80% Notes due in 2050. On June 16, 2020, we used the net proceeds from the offering plus cash on hand to redeem $750 million of the outstanding $1.25 billion in aggregate principal amount of our 2.50% Notes due in 2020 and $400 million of the outstanding $900 million in aggregate principal amount of our 3.35% Notes due in 2021, each at their redemption price.
During the six months ended June 28, 2020 and June 30, 2019, we paid dividends totaling $1.4 billion ($4.80 per share) and $1.3 billion ($4.40 per share). In addition, we repurchased 2.8 million shares of our common stock during the six months ended June 28, 2020 for $1.0 billion, which includes the $500 million paid in the first quarter of 2020 to repurchase 1.4 million shares pursuant to the accelerated share repurchase (ASR) agreement.
Capital Resources

At June 28, 2020, we held cash and cash equivalents of $2.9 billion that was generally available to fund ordinary business operations without significant legal, regulatory, or other restrictions.

At June 28, 2020, we also had a $2.5 billion revolving credit facility with various banks that is available for general corporate purposes with an expiration date of August 24, 2024. The undrawn portion of the credit facility also serves as a backup facility for the issuance of commercial paper. The total amount outstanding at any point in time under the combination of our commercial paper program and the credit facility cannot exceed the amount of the credit facility. We may request and the banks may grant, at their discretion, an increase in the borrowing capacity under the credit facility of up to an additional $500 million. There were no borrowings outstanding under the credit facility at June 28, 2020.

We have agreements in place with financial institutions to provide for the issuance of commercial paper. The outstanding balance of commercial paper can fluctuate daily and the amount outstanding during the period may be greater than or less than the amount reported at the end of the period. There were no commercial paper borrowings outstanding as of June 28, 2020 and December 31, 2019. We may, as conditions warrant, from time to time issue commercial paper backed by our credit facility to manage the timing of cash flows. However, as described under Item 1A, Risk Factors, depending on market conditions, commercial paper may not be available on favorable terms or at all.

Our outstanding debt, net of unamortized discounts and issuance costs was $12.7 billion as of June 28, 2020 and mainly is in the form of publicly-issued notes that bear interest at fixed rates. The outstanding debt at June 28, 2020 is inclusive of the issuance of $1.2 billion in aggregate principal amount of senior unsecured notes in May 2020 and the June 2020 redemption of $750 million of the outstanding $1.25 billion in aggregate principal amount of our 2.50% Notes due 2020 and $400 million of the outstanding $900 million in aggregate principal amount of our 3.35% Notes due 2021, as described in “Note 10 – Other” included in our Notes to Consolidated Financial Statements. As of June 28, 2020, we had $500 million of borrowings scheduled to mature in November 2020 with the remainder of our debt due from 2021 to 2052. As of June 28, 2020, we were in compliance with all covenants contained in our debt and credit agreements. Other than the debt issuance and redemption, described in “Note 10 – Other” included in our Notes to Consolidated Financial Statements, there were no material changes during the quarter or six months ended June 28, 2020 to our contractual commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Form 10-K that were outside the ordinary course of our business.
On occasion, our customers may seek deferred payment terms to purchase our products. In connection with these transactions, we may, at our customer’s request, enter into arrangements for the non-recourse sale of customer receivables to unrelated third-party financial institutions. For accounting purposes, these transactions are not discounted and are treated as a sale of receivables as we have no continuing involvement. The sale proceeds from the financial institutions are reflected in our operating cash flows on the statement of cash flows. We sold customer receivables of $121 million and $267 million during the quarter and six months ended June 28, 2020 and $96 million and $200 million during the quarter and six months ended June 30, 2019. There were no gains or losses related to sales of these receivables.
Our total equity was $3.8 billion at June 28, 2020, an increase of $615 million from December 31, 2019. The increase was primarily attributable to net earnings of $3.3 billion and amortization of $220 million in pension and other postretirement benefit plan expense. These increases were partially offset by dividends declared of $2.0 billion and the repurchase of 2.8 million shares for $1.0 billion, some of which were settled subsequent to the end of the second quarter.
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
During the first half of 2020, the F-35 program completed several milestones both domestically and internationally. The U.S. Government continued testing the aircraft, including ship trials, mission and weapons systems evaluations, and the F-35 fleet recently surpassed 290,000 flight hours. During the second quarter of 2020, the U.S. Government awarded the production of 84 F-35 Block Buy aircraft in addition to the 364 aircraft previously awarded. Since program inception, we have delivered 538 production F-35 aircraft, demonstrating the F-35 program’s continued progress and longevity. The first 538 F-35 aircraft delivered to U.S. and international customers include 382 F-35A variants, 115 F-35B variants, and 41 F-35C variants. The full-rate production decision, also known formally as Milestone C, is expected to be delayed by the DoD until Initial Operational Test and Evaluation (IOT&E) activities are complete in the Naval Air Systems Command (NAVAIR)-led Joint Simulation Environment (JSE). The JSE is used to conduct simulated evaluations of the F-35 in a range of high-threat scenarios. The data will be utilized by the U.S. Government as part of their evaluation to transition the F-35 program from Low Rate Initial Production (LRIP) into full-rate production.
During the second quarter of 2020, we delivered 25 production aircraft to our U.S. and international partner countries, and we have 411 production aircraft in backlog, including orders from our international partner countries.
In response to COVID-19 F-35 supplier delays, in May 2020, in conjunction with the F-35 Joint Program Office, we tapered our production rate over a three-month period, temporarily adjusting the work schedules for the F-35 production workforce in Fort Worth, Texas. Delivery schedules are being adjusted accordingly and we currently expect to return to pre-COVID-19 production levels in the fall. At this time, we estimate production delays of approximately 18-24 aircraft, however, we will accelerate production when we return to pre-COVID-19 conditions. See the discussion in Business Overview - COVID-19 and Item 1A, Risk Factors.
On July 17, 2019, the U.S. Government suspended Turkey’s participation in the F-35 program and initiated the process to formally remove Turkey from the program as a result of Turkey accepting delivery of the Russian S-400 air and missile defense system. To date, the Administration has not imposed sanctions on Turkish entities involved in the S-400 procurement, although sanctions under the Countering America’s Adversaries Through Sanctions Act (CAATSA) remain a risk.  Additionally, sanctions could be imposed against Turkey as a result of future legislation. We are monitoring developments in Congress and the potential impacts of any sanctions and other actions regarding Turkey on the F-35 program and on our other programs involving Turkey. Depending on the scope and applicability of any sanctions or other actions, the impact could be material to our operations, operating results, financial position or cash flows. Turkey previously committed to purchase up to 100 F-35 aircraft, of which six have completed production.
Turkish suppliers also produce component parts for the F-35 program, many of which are single-sourced. To minimize the risks of disruption of our supply chain and ensure continuity of F-35 production, we have been working closely with the DoD and supporting activities to identify and engage alternate suppliers for the component parts produced by Turkish suppliers. We have made significant progress toward this end, but due to the procedure to qualify new parts and suppliers, this collaborative process between DoD and Lockheed Martin is ongoing. Earlier this year, the DoD publicly confirmed that Turkey would be permitted to provide certain components for the F-35 through 2022. While the transition timeline is an important first step, it is equally important that our replacement capacity is re-established so that production is not impacted. Efforts to date have significantly reduced our risk, but final resolution on a limited number of remaining components could affect F-35 deliveries, and any accelerated work stoppage would impact cost. International sales of the F-35 are negotiated between the U.S. Government and international governments and the process that formally removed Turkey from the F-35 program is a government-to-government matter. We will continue to follow official U.S. Government guidance as it relates to completed Turkish aircraft and the export and import of component parts from the Turkish supply chain.
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
Goodwill and Intangible Assets
The carrying value of our Sikorsky reporting unit included goodwill of $2.7 billion, an indefinite-lived trademark intangible asset of $887 million, and finite-lived customer program intangible assets of $2.2 billion as of June 28, 2020. In the fourth quarter of 2019, we performed our annual impairment test for goodwill and indefinite-lived trademark intangible asset. We were not required to test the finite-lived program intangible asset because there were no indicators of a possible impairment. As of the date of our 2019 annual impairment test, we estimated that the fair value of our Sikorsky reporting unit exceeded its carrying value for goodwill by a margin of approximately 40% and the fair value of the intangible asset exceeded its carrying value by a margin of approximately 10%.

The fair values and carrying values of our goodwill and indefinite-lived trademark intangible asset at our Sikorsky business are closely aligned. Therefore, any business deterioration, contract cancellations or terminations, or changes in expected future orders could cause our sales, earnings and cash flows to decline below current projections and could cause goodwill and intangible assets to be impaired. Similarly, market factors utilized in the impairment analysis, including long-term growth rates and discount rates could negatively impact the fair value of our reporting units. As previously disclosed, based on our assessment of these circumstances, we have determined that goodwill and indefinite-lived trademark intangible assets at our Sikorsky business are at risk for impairment should there be deterioration of projected cash flows. While we do not currently anticipate any material impairments on our assets as a result of COVID-19, any business deterioration, contract cancellations or terminations, or market pressures could cause our sales, earnings and cash flows to decline below our current projections and could cause goodwill and intangibles to be impaired. See Item 1A, Risk Factors for a discussion of the potential impacts of COVID-19 on the fair value of our assets.
Recent Accounting Pronouncements
See Note 1 – Basis of Presentation and “Note 11 – Recent Accounting Pronouncements Not Yet Adopted” included in our Notes to Consolidated Financial Statements for information related to new accounting standards.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As disclosed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2019, we transact business globally and are subject to risks associated with changing foreign currency exchange rates. We enter into foreign currency hedges such as forward and option contracts that change in value as foreign currency exchange rates change. Our other exposures to market risk have not changed materially since December 31, 2019. See “Note 8 – Fair Value Measurements” included in our Notes to Consolidated Financial Statements for additional discussion.
ITEM 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 28, 2020. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of June 28, 2020.
There were no changes in our internal control over financial reporting during the quarter ended June 28, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Forward-Looking Statements
This Form 10-Q contains statements that, to the extent they are not recitations of historical fact, constitute forward-looking statements within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “scheduled,” “forecast” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results may differ materially due to factors such as:

•the impact of the COVID-19 disease or future epidemics on our business, including the potential for facility closures or work stoppages, supply chain disruptions, program delays, our ability to recover our costs under contracts, changing government funding and acquisition priorities and payment policies and regulations; and potential impacts to the fair value of our assets;
•our reliance on contracts with the U.S. Government, which are conditioned upon the availability of funding and can be terminated by the U.S. Government for convenience, and our ability to negotiate favorable contract terms;
•budget uncertainty, affordability initiatives or the risk of future budget cuts;
•risks related to the development, production, sustainment, performance, schedule, cost and requirements of complex and technologically advanced programs including our largest, the F-35 program;
•planned production rates for significant programs; compliance with stringent performance and reliability standards; materials availability;
•the performance and financial viability of key suppliers, teammates, joint ventures, joint venture partners, subcontractors and customers;

•economic, industry, business and political conditions including their effects on governmental policy and government actions that disrupt our supply chain or prevent the sale or delivery of our products (such as delays in obtaining Congressional approvals for exports requiring Congressional notification and export license delays due to COVID-19);
•trade policies or sanctions (including potential Chinese sanctions on us or our suppliers, teammates or partners; Turkey’s removal from the F-35 program and potential U.S. Government sanctions on Turkey and the Kingdom of Saudi Arabia);
•our success expanding into and doing business in adjacent markets and internationally and the differing risks posed by international sales;
•changes in foreign national priorities and foreign government budgets;
•the competitive environment for our products and services, including increased pricing pressures, aggressive pricing in the absence of cost realism evaluation criteria, competition from outside the aerospace and defense industry, and bid protests;
•the timing and customer acceptance of product deliveries;
•our ability to continue to innovate and develop new products and to attract and retain key personnel and transfer knowledge to new personnel; the impact of work stoppages or other labor disruptions;
•the impact of cyber or other security threats or other disruptions to our businesses;
•our ability to implement and continue, and the timing and impact of, capitalization changes such as share repurchases and dividend payments;
•our ability to recover costs under U.S. Government contracts and changes in contract mix;
•the accuracy of our estimates and projections;
•timing and estimates regarding pension funding and movements in interest rates and other changes that may affect pension plan assumptions, stockholders’ equity, the level of the FAS/CAS adjustment and actual returns on pension plan assets;
•the successful operation of joint ventures that we do not control and our ability to recover our investments;
•realizing the anticipated benefits of acquisitions or divestitures, joint ventures, teaming arrangements or internal reorganizations;
•our efforts to increase the efficiency of our operations and improve the affordability of our products and services;
•the risk of an impairment of our assets, including the potential impairment of goodwill, intangible assets and inventory recorded as a result of the acquisition of the Sikorsky business;
•the availability and adequacy of our insurance and indemnities;
•our ability to benefit fully from or adequately protect our intellectual property rights;
•the effect of changes in (or in the interpretation of) procurement and other regulations and policies affecting our industry, including federal rules prohibiting the use of certain Chinese telecommunications equipment, export of our products, cost allowability or recovery and potential changes to the U.S. Department of Defense’s (DoD) acquisition regulations relating to progress payments and performance-based payments and a preference for fixed-price contracts; including a reversal or modification to the recent actions by DoD to increase the progress payment rate and accelerate cash to its prime and small suppliers in response to the COVID-19 impacts;
•the effect of changes in accounting, taxation, or export laws, regulations, and policies and their interpretation or application; and
•the outcome of legal proceedings, bid protests, environmental remediation efforts, audits, government investigations or government allegations that we have failed to comply with law, other contingencies and U.S. Government identification of deficiencies in our business systems.
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
We are subject to federal, state, local and foreign requirements for the protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. Due in part to the complexity and pervasiveness of these requirements, we are a party to or have property subject to various lawsuits, proceedings and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding the matters discussed above, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Note 7 – Legal Proceedings and Contingencies” included in our Notes to Consolidated Financial Statements. See also “Critical Accounting Policies – Environmental Matters” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 14 – Legal Proceedings, Commitments and Contingencies”, each in our 2019 Form 10-K, for a description of previously reported matters.
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
The global outbreak of the coronavirus disease 2019 (COVID-19) was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has negatively affected the U.S. and global economies, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place” and quarantine restrictions and created significant disruption of the financial markets. The pandemic has presented unprecedented business challenges, and we have experienced impacts in each of our business areas related to COVID-19, primarily in increased coronavirus-related costs, delays in supplier deliveries, impacts of travel restrictions, access to some locations, and the impacts of remote work and adjusted work schedules. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our programs in the expected timeframe, remains uncertain and will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. Government, state and local government officials, and international governments to prevent and manage disease spread, all of which are uncertain and cannot be predicted. The long-term impacts of COVID-19 on government budgets and other funding priorities, including international priorities, that impact demand for our products and services and our business are also difficult to predict.
In accordance with the Department of Homeland Security’s identification of the Defense Industrial Base as a critical infrastructure sector in March 2020, our U.S. production facilities have continued to operate in support of essential products and services required to meet national security commitments to the U.S. Government and the U.S. military. Although we are designated as a critical infrastructure workforce, operations have been adjusted in response to the pandemic, including, most significantly, a reduction in the F-35 production rate due primarily to supplier delays and a temporary schedule adjustment for the F-35 production workforce in Fort Worth, Texas, and additional production delays, facility closures, work slowdowns, or temporary stoppages could occur. In addition, other countries have different practices and policies that can affect our international operations and the operations of our suppliers and customers. For example, we had a brief pause in operations at the F-35 Final Assembly and Check Out (FACO) facilities in Japan and Italy in March in observance of such countries’ COVID-19 policies. Additional closures could occur, and base closures, travel restrictions and quarantine requirements both within and outside the U.S. have affected our business. In many cases facilities are not operating under full staffing as a result of COVID-19, which could have an indeterminate longer-term impact. Flight test operations and training are being impacted by travel restrictions as a result of COVID-19, which has delayed some deliveries to customers. We also have some limited operations that are not designated as critical infrastructure and therefore have been mandated to close or operate at only minimum basic operations.
The U.S. Government has taken actions in response to COVID-19 to increase the progress payment rates in new and existing contracts and accelerate contract awards to provide cash flow and liquidity for companies in the Defense Industrial Base, including large prime contractors like Lockheed Martin and smaller suppliers. We continue to proactively monitor our supply chain and have implemented multiple actions to help mitigate the effects of COVID-19, including accelerating payments to suppliers within our global supply base as a result of the actions taken by the DoD in changing the progress payment policy. We plan to continue to accelerate payments to the supply chain for the remainder of the year in order to mitigate COVID-19 risks, prioritizing impacted suppliers and small businesses. As described in Item 1A, Risk Factors of our Annual Report on Form 10-K, we rely on other companies and the U.S. Government to provide materials, major components and products, and to perform a portion of the services that are provided to our customers under the terms of most of our contracts. Many of these suppliers also supply parts for commercial aviation businesses which have been more significantly impacted by the pandemic due to the impacts on these markets. Global supply chain disruption caused by the response to COVID-19 could impact our ability to perform on our contracts. We have identified a number of suppliers that have had potential delivery impacts due to COVID-19 and are working to manage those impacts. However, if we are not able to implement alternatives or other mitigations, deliveries and other milestones on affected programs could be adversely impacted.
Delays in inspection, acceptance and payment by our customers, many of whom are teleworking, could also affect our sales and cash flows. This is particularly an issue with respect to classified work that is unable to be done remotely. Limitations on government operations can also impact regulatory approvals such as export licenses that are needed for international sales and deliveries. In addition, we could experience delays in new program starts or awards of future work as well as the uncertain impact of contract modifications to respond to the national emergency. Current limitations on travel to customers could impact international orders. We have been granted some travel exemptions to allow us to continue certain activities but we have no assurance that they will continue or additional restrictions will not be imposed. If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, absenteeism, government actions, facility closures, travel restrictions or other restrictions due to COVID-19, our operations will be impacted. Additionally, we have not previously experienced such a significant portion of our workforce working remotely for a prolonged period, so its effects on our long-term operations are unknown. The impact of COVID-19 could worsen depending on the duration and spread of the COVID-19 outbreak or resurgences of COVID-19 infection in affected regions after they have begun to experience improvement.
Coronavirus-related costs for us and our suppliers could be significant and we are seeking reimbursement of coronavirus-related costs under our U.S. Government contracts through a combination of equitable adjustments to the contract price and reimbursement of the costs under Section 3610 of the Coronavirus Aid, Relief and Economic Security Act (CARES Act), which allows federal agencies to reimburse contractors at the minimum applicable contract billing rate for costs arising from certain paid leave, including sick leave, a contractor provides to keep its employees or subcontractors in a ready state, including to protect the life and safety of government and contractor personnel through September 30, 2020. Reimbursement of any costs under Section 3610 of the CARES Act increases sales, but is not expected to be at a profit or fee and so would have the effect of reducing our margins in future periods. These cost increases, including costs for employees whose jobs cannot be performed remotely, may not be fully recoverable under our contracts, particularly fixed-price contracts, or adequately covered by insurance. We also have no assurance that Congress will appropriate funds to cover the reimbursement of defense contractors authorized by the CARES Act, which could reduce funds available for other U.S. government defense priorities.
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
On July 14, 2020, the People’s Republic of China (China) announced it may impose sanctions against Lockheed Martin in response to a recent Congressional Notification of the potential Foreign Military Sale of Repair and Recertification Patriot Advanced Capability-3 (PAC-3) Missiles to Taiwan. Foreign military sales are government-to-government transactions and we work closely with the U.S. Government on any military sales to international customers. We will continue to follow official U.S. Government guidance as it relates to sales to Taiwan and do not see a material impact on Lockheed Martin sales at this time. China has not specified the nature of any such sanctions, but could seek to restrict our commercial sales or supply chain, including our supply of rare earth or other raw materials, and could also impose sanctions on our suppliers, teammates or partners. As further described in Item 1A, Risk Factors of our Annual Report on Form 10-K, we rely on other companies to provide materials, major components and products, and to perform a portion of the services that are provided to our customers, which involve risks, and some raw materials required for our products are largely controlled by a single country and, therefore, can be adversely affected by potential trade actions involving that country. The nature, timing and potential impact of any sanctions that may be imposed by China or any other related actions that may be taken cannot be determined at this time.
We continue to evaluate the potential effect of the United Kingdom’s (UK) departure from the European Union (EU) (commonly referred to as Brexit) on our business operations and financial results. We anticipate that the most probable near-term effects are likely to reflect the pressure Brexit is placing on the UK government, which may influence the government’s ability to make decisions on large complex programs of the type we perform. Brexit also may have adverse implications on the movement of products or sustainment activities between the UK and EU or may increase costs. Additionally, Brexit may impact the value of the pound sterling. If the pound sterling were to remain depressed against the U.S. dollar, this could negatively impact the ability of the UK government to afford our products and services. While we have operations in the UK and these operations have activity between the UK and the EU (e.g., sales, supply chain, or reliance on personnel), we currently do not anticipate that Brexit will have a material impact on our operations or our financial results. Additionally, our practice is to substantially hedge all of our currency exposure. Therefore, we do not have material currency exposure to the pound sterling or the euro.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the quarter ended June 28, 2020.
The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended June 28, 2020.

Period (a)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
				(in millions)
March 30, 2020 – April 26, 2020	192,843	$366.44	192,843	$1,976
April 26, 2020 – May 31, 2020(c)	649,219	$376.06	648,678	$1,882
June 1, 2020 – June 28, 2020	298,460	$374.65	298,460	$1,770
Total(c)(d)	1,140,522	$372.99	1,139,981

(a)We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, April 26, 2020 was the last day of our April 2020 fiscal month.
(b)In October 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. From time to time, our Board of Directors authorizes increases to our share repurchase program. The total remaining authorization for future common share repurchases under our share repurchase program was $1.8 billion as of June 28, 2020. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans, including accelerated share repurchases. The program does not have an expiration date.
(c)During the first quarter of 2020, we entered into an accelerated share repurchase (ASR) agreement to repurchase $500 million of our common stock through April 2020. Under the terms of the ASR agreement, in March 2020 we paid $500 million and received an initial delivery of 1,041,884 shares of our common stock. Upon final settlement of the ASR agreement in April 2020, we received an additional 398,391 shares of our common stock for no additional consideration based on the average price paid per share of $347.16, calculated with reference to the volume-weighted average price (VWAP) of our common stock over the term of the agreement, less a negotiated discount. See “Note 9 – Stockholders’ Equity” included in our Notes to Consolidated Financial Statements. Average Price Paid Per Share above does not include ASR shares.
(d)During the quarter ended June 28, 2020, the total number of shares purchased included 541 shares that were transferred to us by employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the program.

ITEM 6. Exhibits

Exhibit No.	Description

3.1
Bylaws of Lockheed Martin Corporation, as amended and restated effective April 8, 2020 (incorporated by reference to Exhibit 3.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on April 9, 2020)

10.1
Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on April 23, 2020)

10.2	Form of Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan

10.3	Form of Performance Stock Unit Award Agreement (2020 - 2022 Performance Period) under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan

10.4	Form of Long Term Incentive Performance Award Agreement (2020 - 2022 Performance Period) under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan

10.5	CEO New Hire Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan

10.6	Amendment No. 2 to Lockheed Martin Corporation Executive Severance Plan, as amended and restated effective December 1, 2016

15	Acknowledgment of Independent Registered Public Accounting Firm

31.1	Certification of James D. Taiclet pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Kenneth R. Possenriede pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of James D. Taiclet and Kenneth R. Possenriede pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: July 21, 2020	By: /s/ Brian P. Colan
Brian P. Colan
Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)