Form 10-Q
period 2020-09-27
LOCKHEED MARTIN CORP
filed 2020-10-22
CIK 936468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2020
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
Large accelerated filer ☒ Accelerated filer ☐ Non–accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 279,783,747 shares of our common stock, $1 par value per share, outstanding as of October 15, 2020.

Lockheed Martin Corporation
Form 10-Q
For the Quarterly Period Ended September 27, 2020

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Lockheed Martin Corporation
Consolidated Statements of Earnings
(unaudited; in millions, except per share data)

	Quarters Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net sales
Products	$13,869	$12,728	$40,607	$36,701
Services	2,626	2,443	7,759	7,233
Total net sales	16,495	15,171	48,366	43,934
Cost of sales
Products	(12,370)	(11,339)	(36,204)	(32,638)
Services	(2,363)	(2,211)	(6,915)	(6,452)
Other unallocated, net	374	442	1,193	1,400
Total cost of sales	(14,359)	(13,108)	(41,926)	(37,690)
Gross profit	2,136	2,063	6,440	6,244
Other (expense) income, net	11	42	(85)	152
Operating profit	2,147	2,105	6,355	6,396
Interest expense	(145)	(162)	(442)	(496)
Other non-operating income (expense), net	54	(162)	135	(491)
Earnings from continuing operations before income taxes	2,056	1,781	6,048	5,409
Income tax expense	(303)	(173)	(952)	(677)
Net earnings from continuing operations	1,753	1,608	5,096	4,732
Net loss from discontinued operations	(55)	—	(55)	—
Net earnings	$1,698	$1,608	$5,041	$4,732

Earnings (loss) per common share
Basic
Continuing operations	$6.28	$5.70	$18.19	$16.77
Discontinued operations	(0.20)	—	(0.20)	—
Basic earnings per common share	$6.08	$5.70	$17.99	$16.77
Diluted
Continuing operations	$6.25	$5.66	$18.12	$16.66
Discontinued operations	(0.20)	—	(0.20)	—
Diluted earnings per common share	$6.05	$5.66	$17.92	$16.66

Cash dividends paid per common share	$2.40	$2.20	$7.20	$6.60

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Comprehensive Income
(unaudited; in millions)

	Quarters Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net earnings	$1,698	$1,608	$5,041	$4,732
Other comprehensive income, net of tax
Recognition of previously deferred postretirement benefit plan amounts	110	227	330	681
Other, net	34	(41)	(35)	(13)
Other comprehensive income, net of tax	144	186	295	668
Comprehensive income	$1,842	$1,794	$5,336	$5,400
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Balance Sheets
(in millions, except par value)

	September 27, 2020	December 31, 2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$3,585	$1,514
Receivables, net	2,480	2,337
Contract assets	10,388	9,094
Inventories	3,293	3,619
Other current assets	544	531
Total current assets	20,290	17,095
Property, plant and equipment, net	6,803	6,591
Goodwill	10,589	10,604
Intangible assets, net	3,013	3,213
Deferred income taxes	3,198	3,319
Other noncurrent assets	6,880	6,706
Total assets	$50,773	$47,528
Liabilities and equity
Current liabilities
Accounts payable	$1,491	$1,281
Contract liabilities	7,354	7,054
Salaries, benefits and payroll taxes	2,818	2,466
Current maturities of long-term debt	1,000	1,250
Other current liabilities	2,538	1,921
Total current liabilities	15,201	13,972
Long-term debt, net	11,675	11,404
Accrued pension liabilities	12,765	13,234
Other noncurrent liabilities	6,146	5,747
Total liabilities	45,787	44,357
Stockholders’ equity
Common stock, $1 par value per share	278	280
Additional paid-in capital	90	—
Retained earnings	19,844	18,401
Accumulated other comprehensive loss	(15,259)	(15,554)
Total stockholders’ equity	4,953	3,127
Noncontrolling interests in subsidiary	33	44
Total equity	4,986	3,171
Total liabilities and equity	$50,773	$47,528
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Cash Flows
(unaudited; in millions)

	Nine Months Ended
	September 27, 2020	September 29, 2019
Operating activities
Net earnings	$5,041	$4,732
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	927	867
Stock-based compensation	182	158
Equity method investment impairment	128	—
Tax resolution related to former IS&GS business	55	—
Gain on property sale	—	(51)
Changes in assets and liabilities
Receivables, net	(143)	60
Contract assets	(1,294)	(1,532)
Inventories	326	(477)
Accounts payable	247	524
Contract liabilities	300	286
Postretirement benefit plans	(130)	828
Income taxes	58	(117)
Other, net	679	543
Net cash provided by operating activities	6,376	5,821
Investing activities
Capital expenditures	(1,044)	(841)
Other, net	27	38
Net cash used for investing activities	(1,017)	(803)
Financing activities
Dividends paid	(2,036)	(1,881)
Repurchases of common stock	(1,100)	(710)
Issuance of long-term debt, net of related costs	1,131	—
Repayments of current and long-term debt	(1,150)	—
Repayments of commercial paper, net	—	(600)
Other, net	(133)	(60)
Net cash used for financing activities	(3,288)	(3,251)
Net change in cash and cash equivalents	2,071	1,767
Cash and cash equivalents at beginning of period	1,514	772
Cash and cash equivalents at end of period	$3,585	$2,539
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
For the Quarters Ended September 27, 2020 and September 29, 2019
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiary	Total Equity
Balance at June 28, 2020	$278	$—	$18,876	$(15,403)	$3,751	$35	$3,786
Net earnings	—	—	1,698	—	1,698	—	1,698
Other comprehensive income, net of tax	—	—	—	144	144	—	144
Repurchases of common stock	—	(59)	—	—	(59)	—	(59)
Dividends declared	—	—	(730)	—	(730)	—	(730)
Stock-based awards, ESOP activity and other	—	149	—	—	149	—	149
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(2)	(2)
Balance at September 27, 2020	$278	$90	$19,844	$(15,259)	$4,953	$33	$4,986

Balance at June 30, 2019	$281	$—	$16,408	$(13,839)	$2,850	$46	$2,896
Net earnings	—	—	1,608	—	1,608	—	1,608
Other comprehensive income, net of tax	—	—	—	186	186	—	186
Repurchases of common stock	—	(146)	(72)	—	(218)	—	(218)
Dividends declared	—	—	(679)	—	(679)	—	(679)
Stock-based awards, ESOP activity and other	—	146	—	—	146	—	146
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(2)	(2)
Balance at September 29, 2019	$281	$—	$17,265	$(13,653)	$3,893	$44	$3,937
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
For the Nine Months Ended September 27, 2020 and September 29, 2019
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiary	Total Equity
Balance at December 31, 2019	$280	$—	$18,401	$(15,554)	$3,127	$44	$3,171
Net earnings	—	—	5,041	—	5,041	—	5,041
Other comprehensive income, net of tax	—	—	—	295	295	—	295
Repurchases of common stock	(3)	(256)	(841)	—	(1,100)	—	(1,100)
Dividends declared	—	—	(2,757)	—	(2,757)	—	(2,757)
Stock-based awards, ESOP activity and other	1	346	—	—	347	—	347
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(11)	(11)
Balance at September 27, 2020	$278	$90	$19,844	$(15,259)	$4,953	$33	$4,986

Balance at December 31, 2018	$281	$—	$15,434	$(14,321)	$1,394	$55	$1,449
Net earnings	—	—	4,732	—	4,732	—	4,732
Other comprehensive income, net of tax	—	—	—	668	668	—	668
Repurchases of common stock	(2)	(366)	(350)	—	(718)	—	(718)
Dividends declared	—	—	(2,551)	—	(2,551)	—	(2,551)
Stock-based awards, ESOP activity and other	2	366	—	—	368	—	368
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(11)	(11)
Balance at September 29, 2019	$281	$—	$17,265	$(13,653)	$3,893	$44	$3,937
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
We close our books and records on the last Sunday of the calendar quarter, which was on September 27 for the third quarter of 2020 and September 29 for the third quarter of 2019, to align our financial closing with our business processes. The consolidated financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods as our fiscal year ends on December 31.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
NOTE 2 – EARNINGS PER COMMON SHARE
The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Weighted average common shares outstanding for basic computations	279.3	282.0	280.1	282.2
Weighted average dilutive effect of equity awards	1.3	1.9	1.2	1.8
Weighted average common shares outstanding for diluted computations	280.6	283.9	281.3	284.0
We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units (RSUs) and performance stock units (PSUs) and exercise of outstanding stock options based on the treasury stock method. There were no significant anti-dilutive equity awards during the quarters and nine months ended September 27, 2020 or September 29, 2019.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net sales
Aeronautics	$6,680	$6,178	$19,552	$17,312
Missiles and Fire Control	2,971	2,601	8,391	7,362
Rotary and Mission Systems	3,998	3,709	11,783	11,239
Space	2,846	2,683	8,640	8,021
Total net sales	$16,495	$15,171	$48,366	$43,934
Operating profit
Aeronautics	$705	$665	$2,116	$1,842
Missiles and Fire Control	405	349	1,171	1,093
Rotary and Mission Systems	404	342	1,209	1,068
Space	248	309	781	931
Total business segment operating profit	1,762	1,665	5,277	4,934
Unallocated items
FAS/CAS operating adjustment (a)	469	513	1,407	1,537
Stock-based compensation	(67)	(54)	(182)	(158)
Other, net (b)	(17)	(19)	(147)	83
Total unallocated items	385	440	1,078	1,462
Total consolidated operating profit	$2,147	$2,105	$6,355	$6,396
Intersegment sales
Aeronautics	$59	$58	$179	$147
Missiles and Fire Control	129	107	405	372
Rotary and Mission Systems	438	473	1,438	1,433
Space	83	91	296	244
Total intersegment sales	$709	$729	$2,318	$2,196

(a)The FAS/CAS operating adjustment represents the difference between the service cost component of financial accounting standards (FAS) pension income (expense) and total pension costs recoverable on U.S. Government contracts as determined in accordance with CAS.
(b)Other, net for nine months ended September 27, 2020 includes a non-cash impairment charge of $128 million recognized in the second quarter of 2020 on our investment in the international equity method investee, Advanced Military Maintenance, Repair and Overhaul Center (AMMROC), which decreased net earnings from continuing operations by $96 million ($0.34 per share).

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Our total net FAS/CAS pension adjustment for the quarters and nine months ended September 27, 2020 and September 29, 2019, including the service and non-service cost components of FAS pension income (expense) for our qualified defined benefit pension plans, were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Total FAS income (expense) and CAS costs
FAS pension income (expense)	$29	$(274)	$88	$(820)
Less: CAS pension cost	494	642	1,483	1,924
Net FAS/CAS pension adjustment	$523	$368	$1,571	$1,104

Service and non-service cost reconciliation
FAS pension service cost	$(25)	$(129)	$(76)	$(387)
Less: CAS pension cost	494	642	1,483	1,924
FAS/CAS operating adjustment	469	513	1,407	1,537
Non-operating FAS pension income (expense)	54	(145)	164	(433)
Net FAS/CAS pension adjustment	$523	$368	$1,571	$1,104

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
We expect to have FAS pension income in 2020, compared to FAS pension expense in prior periods. We no longer have service cost for certain of our plans as a result of completing the planned freeze of our salaried pension plans effective January 1, 2020 that was previously announced on July 1, 2014. See “Note 6 – Postretirement Benefit Plans” for additional information regarding the corporation’s FAS pension expense or income and CAS pension cost.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Net sales by products and services, contract type, customer, and geographic region were as follows (in millions):

	Quarter Ended September 27, 2020
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$5,742	$2,614	$3,120	$2,393	$13,869
Services	938	357	878	453	2,626
Total net sales	$6,680	$2,971	$3,998	$2,846	$16,495
Net sales by contract type
Fixed-price	$4,718	$2,034	$2,666	$516	$9,934
Cost-reimbursable	1,962	937	1,332	2,330	6,561
Total net sales	$6,680	$2,971	$3,998	$2,846	$16,495
Net sales by customer
U.S. Government	$3,930	$2,206	$2,971	$2,463	$11,570
International (a)	2,729	764	914	381	4,788
U.S. commercial and other	21	1	113	2	137
Total net sales	$6,680	$2,971	$3,998	$2,846	$16,495
Net sales by geographic region
United States	$3,951	$2,207	$3,084	$2,465	$11,707
Asia Pacific	1,099	70	383	21	1,573
Europe	1,141	208	191	360	1,900
Middle East	440	475	206	—	1,121
Other	49	11	134	—	194
Total net sales	$6,680	$2,971	$3,998	$2,846	$16,495

	Nine Months Ended September 27, 2020
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$16,671	$7,311	$9,365	$7,260	$40,607
Services	2,881	1,080	2,418	1,380	7,759
Total net sales	$19,552	$8,391	$11,783	$8,640	$48,366
Net sales by contract type
Fixed-price	$13,769	$5,629	$7,787	$1,518	$28,703
Cost-reimbursable	5,783	2,762	3,996	7,122	19,663
Total net sales	$19,552	$8,391	$11,783	$8,640	$48,366
Net sales by customer
U.S. Government	$13,315	$6,259	$8,685	$7,479	$35,738
International (a)	6,182	2,123	2,780	1,131	12,216
U.S. commercial and other	55	9	318	30	412
Total net sales	$19,552	$8,391	$11,783	$8,640	$48,366
Net sales by geographic region
United States	$13,370	$6,268	$9,003	$7,509	$36,150
Asia Pacific	2,447	217	1,165	65	3,894
Europe	2,595	546	528	1,072	4,741
Middle East	981	1,324	626	(6)	2,925
Other	159	36	461	—	656
Total net sales	$19,552	$8,391	$11,783	$8,640	$48,366

(a)International sales include foreign military sales (FMS) contracted through the U.S. Government and direct commercial sales to international governments and other international customers.

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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented approximately 28% of our total consolidated net sales for both the quarter and nine months ended September 27, 2020 and 28% and 27% of our total consolidated net sales for the quarter and nine months ended September 29, 2019.
Total assets for each of our business segments were as follows (in millions):

	September 27, 2020	December 31, 2019
Assets
Aeronautics	$10,434	$9,109
Missiles and Fire Control	5,112	5,030
Rotary and Mission Systems	18,244	18,751
Space	6,145	5,844
Total business segment assets	39,935	38,734
Corporate assets (a)	10,838	8,794
Total assets	$50,773	$47,528
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

	September 27, 2020	December 31, 2019
Contract assets	$10,388	$9,094
Contract liabilities	7,354	7,054
Contract assets increased $1.3 billion during the nine months ended September 27, 2020, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the nine months ended September 27, 2020 for which we have not yet billed our customers. There were no significant credit or impairment losses related to our contract assets during the quarters and nine months ended September 27, 2020 and September 29, 2019.
Contract liabilities increased $300 million during the nine months ended September 27, 2020, primarily due to payments received in excess of revenue recognized on these performance obligations. During the quarter and nine months ended September 27, 2020, we recognized $919 million and $3.5 billion of our contract liabilities that existed at December 31, 2019 as revenue. During the quarter and nine months ended September 29, 2019, we recognized $688 million and $3.6 billion of our contract liabilities at December 31, 2018 as revenue.
NOTE 5 – INVENTORIES
Inventories consisted of the following (in millions):

	September 27, 2020	December 31, 2019
Materials, spares and supplies	$567	$532
Work-in-process	2,462	2,783
Finished goods	264	304
Total inventories	$3,293	$3,619
Costs incurred to fulfill a contract in advance of the contract being awarded are included in inventories as work-in-process if we determine that those costs relate directly to a contract or to an anticipated contract that we can specifically

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
identify and contract award is probable, the costs generate or enhance resources that will be used in satisfying performance obligations, and the costs are recoverable (referred to as pre-contract costs). Pre-contract costs that are initially capitalized in inventory are generally recognized as cost of sales consistent with the transfer of products and services to the customer upon the receipt of the anticipated contract. All other pre-contract costs, including start-up costs, are expensed as incurred. As of September 27, 2020 and December 31, 2019, $557 million and $493 million of pre-contract costs were included in inventories.
NOTE 6 – POSTRETIREMENT BENEFIT PLANS
Our pretax net periodic benefit (income) cost related to our qualified defined benefit pension plans and retiree medical and life insurance plans consisted of the following (in millions):

	Quarters Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Qualified defined benefit pension plans
Service cost	$25	$129	$76	$387
Interest cost	385	452	1,154	1,355
Expected return on plan assets	(566)	(575)	(1,698)	(1,725)
Recognized net actuarial losses	213	351	637	1,053
Amortization of prior service credits	(86)	(83)	(257)	(250)
Total net periodic benefit (income) cost	$(29)	$274	$(88)	$820
Retiree medical and life insurance plans
Service cost	$3	$4	$10	$11
Interest cost	18	25	53	73
Expected return on plan assets	(32)	(28)	(96)	(83)
Recognized net actuarial losses	(1)	1	(3)	2
Amortization of prior service costs	10	10	29	31
Total net periodic benefit (income) cost	$(2)	$12	$(7)	$34
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
The recognized net actuarial losses and amortization of prior service credits or costs in the table above, along with similar costs related to our other postretirement benefit plans ($4 million and $14 million for the quarter and nine months ended September 27, 2020, and $11 million and $31 million for the quarter and nine months ended September 29, 2019) were reclassified from accumulated other comprehensive loss (AOCL) and recorded as a component of net periodic benefit (income) cost for the periods presented. These costs totaled $140 million ($110 million, net of tax) and $420 million ($330 million, net of tax) during the quarter and nine months ended September 27, 2020, and $290 million ($227 million, net of tax) and $867 million ($681 million, net of tax) during the quarter and nine months ended September 29, 2019 and were recorded on our consolidated statements of comprehensive income as an increase to other comprehensive income.
The required funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006 (PPA), along with consideration of CAS and Internal Revenue Code rules. There were no contributions to our qualified defined benefit pension plans during the quarters and nine months ended September 27, 2020 and September 29, 2019.

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
At September 27, 2020 and December 31, 2019, the aggregate amount of liabilities recorded relative to environmental matters was $799 million and $810 million, most of which are recorded in other noncurrent liabilities on our consolidated balance sheets. We have recorded assets for the portion of environmental costs that are probable of future recovery totaling $694 million and $703 million at September 27, 2020 and December 31, 2019, most of which are recorded in other noncurrent assets on our consolidated balance sheets, for the estimated future recovery of these costs, as we consider the recovery probable based on the factors previously mentioned. We project costs and recovery of costs over approximately 20 years.
Environmental remediation activities usually span many years, which makes estimating liabilities a matter of judgment because of uncertainties with respect to assessing the extent of the contamination as well as such factors as changing remediation technologies and changing regulatory environmental standards. We are monitoring or investigating a number of former and present operating facilities for potential future remediation. We perform quarterly reviews of the status of our environmental remediation sites and the related liabilities and receivables. Additionally, in our quarterly reviews, we consider these and other factors in estimating the timing and amount of any future costs that may be required for remediation activities, and we record a liability when it is probable that a loss has occurred or will occur and the loss can be reasonably estimated. The amount of liability recorded is based on our estimate of the costs to be incurred for remediation at a particular site. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined. We cannot reasonably determine the extent of our financial exposure in all cases as, although a loss may be probable or reasonably possible, in some cases it is not possible at this time to estimate the reasonably possible loss or range of loss.
We also pursue claims for recovery of costs incurred or for contribution to site remediation costs against other PRPs, including the U.S. Government, and are conducting remediation activities under various consent decrees, orders, and agreements relating to soil, groundwater, sediment, or surface water contamination at certain sites of former or current operations. Under agreements related to certain sites in California, New York, United States Virgin Islands and Washington, the U.S. Government and/or a private party reimburses us an amount equal to a percentage, specific to each site, of expenditures for certain remediation activities in their capacity as PRPs under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).
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
We also are evaluating the potential impact of existing and contemplated legal requirements addressing a class of compounds known generally as per- and polyfluoroalkyl compounds (PFAS). PFAS compounds have been used ubiquitously, such as in fire-fighting foams, manufacturing processes, and stain- and stick-resistant products (e.g., Teflon, stain-resistant fabrics). Because we have used products and processes over the years containing some of those

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
compounds, they likely exist as contaminants at many of our environmental remediation sites. Governmental authorities have announced plans, and in some instances have begun, to regulate certain of these compounds at extremely low concentrations in drinking water, which could lead to increased cleanup costs at many of our environmental remediation sites.
Letters of Credit, Surety Bonds and Third-Party Guarantees
We have entered into standby letters of credit and surety bonds issued on our behalf by financial institutions, and we have directly issued guarantees to third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as joint venture partners. We had total outstanding letters of credit, surety bonds and third-party guarantees aggregating $3.3 billion and $3.6 billion at September 27, 2020 and December 31, 2019. Third-party guarantees do not include guarantees issued on behalf of subsidiaries and other consolidated entities.
At September 27, 2020 and December 31, 2019, third-party guarantees totaled $846 million and $996 million, of which approximately 71% and 76% related to guarantees of contractual performance of joint ventures to which we currently are or previously were a party. These amounts represent our estimate of the maximum amounts we would expect to incur upon the contractual non-performance of the joint venture, joint venture partners or divested businesses. Generally, we also have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner.
In determining our exposures, we evaluate the reputation, performance on contractual obligations, technical capabilities and credit quality of our current and former joint venture partners and the transferee under novation agreements all of which include a guarantee as required by the FAR. At September 27, 2020 and December 31, 2019, there were no material amounts recorded in our financial statements related to third-party guarantees or novation agreements.
NOTE 8 – FAIR VALUE MEASUREMENTS
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	September 27, 2020			December 31, 2019
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Mutual funds	$1,152	$1,152	$—	$1,363	$1,363	$—
U.S. Government securities	63	—	63	99	—	99
Other securities	373	161	212	319	171	148
Derivatives	42	—	42	18	—	18
Liabilities
Derivatives	19	—	19	23	—	23
Assets measured at NAV (a)
Other commingled funds	19			19
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
The derivatives outstanding at both September 27, 2020 and December 31, 2019 consist of foreign currency forward contracts, interest rate swaps and foreign currency related contract embedded derivatives. We use derivative instruments principally to reduce our exposure to market risks from changes in foreign currency exchange rates and interest rates. We do not enter into or hold derivative instruments for speculative trading purposes. We transact business globally and are subject to risks associated with changing foreign currency exchange rates. We enter into foreign currency hedges such as forward and option contracts that change in value as foreign currency exchange rates change. Our most significant foreign currency exposures relate to the British pound sterling, the euro, the Canadian dollar and the Australian dollar. These contracts hedge forecasted foreign currency transactions in order to mitigate fluctuations in our earnings and cash flows associated with changes in foreign currency exchange rates. We designate foreign currency hedges as cash flow hedges. We also are exposed to the impact of interest rate changes primarily through our borrowing activities. For fixed rate borrowings, we may use variable interest rate swaps, effectively converting fixed rate borrowings to variable rate borrowings in order to reduce the amount of interest paid. These swaps are designated as fair value hedges. For variable rate borrowings, we may use fixed interest rate swaps, effectively converting variable rate borrowings to fixed rate borrowings in order to mitigate the impact of interest rate changes on earnings. These swaps are designated as cash flow hedges. We also may enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting, which are intended to mitigate certain economic exposures.
The aggregate notional amount of our outstanding interest rate swaps was $572 million and $750 million at September 27, 2020 and December 31, 2019. The aggregate notional amount of our outstanding foreign currency hedges at September 27, 2020 and December 31, 2019 was $3.0 billion and $3.8 billion. The fair values of our outstanding interest rate swaps and foreign currency hedges at September 27, 2020 and December 31, 2019 were not significant. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters and nine months ended September 27, 2020 and September 29, 2019. Substantially all of our derivatives are designated for hedge accounting.
In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $17.2 billion and $15.9 billion at September 27, 2020 and December 31, 2019. The outstanding principal amount of debt was $13.8 billion at both September 27, 2020 and December 31, 2019, excluding $1.1 billion and $1.2 billion of unamortized discounts and issuance costs at September 27, 2020 and December 31, 2019. The estimated fair values of our outstanding debt were determined based on observable inputs (Level 2).
NOTE 9 – STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
During the nine months ended September 27, 2020, we repurchased 3.0 million shares of our common stock for $1.1 billion under repurchase plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934 (Rule 10b5-1 plans) and an accelerated share repurchase (ASR) agreement. Under the Rule 10b5-1 plans, we repurchased 1.6 million shares for $600 million. Pursuant to the ASR agreement, during the first half of 2020 we repurchased 1.4 million shares for $500 million based on the volume-weighted average price (VWAP) of our common stock over the term of the agreement, less a negotiated discount.
The total remaining authorization for future common share repurchases under our share repurchase program was $3.0 billion as of September 27, 2020, including a $1.3 billion increase to the program authorized by our Board of Directors on September 25, 2020. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings. During the three months ended September 27, 2020, we repurchased $59 million of our common shares, which were recognized as a reduction to common stock for the par value with the excess purchase price recorded as a reduction of additional paid-in capital.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Dividends
We declared cash dividends totaling $730 million ($2.60 per share) and $2.8 billion ($9.80 per share) during the quarter and nine months ended September 27, 2020. Dividends declared in the quarter ended September 27, 2020 represent our 2020 fourth quarter dividend payment, a per share increase of $0.20 over our 2020 third quarter dividend of $2.40 per share, which we declared in the second quarter of 2020. Our fourth quarter dividend will be paid in December 2020. We declared dividends totaling $679 million ($2.40 per share) and $2.6 billion ($9.00 per share) during the quarter and nine months ended September 29, 2019. During the quarter ended September 29, 2019, we declared our fourth quarter dividend of $2.40 per share, an increase of $0.20 over the third quarter 2019 dividend, which was declared during the second quarter of 2019.
Restricted Stock Unit Grants
During the nine months ended September 27, 2020, we granted certain employees approximately 0.5 million RSUs with a weighted average grant date fair value of $384.06 per RSU. The grant date fair value of these RSUs is equal to the closing market price of our common stock on the grant date less a discount to reflect the delay in payment of dividend-equivalent cash payments that are made only upon vesting, which is generally three years from the grant date. We recognize the grant date fair value of RSUs, less estimated forfeitures, as compensation expense ratably over the requisite service period, which is shorter than the vesting period if the employee is retirement eligible on the date of grant or will become retirement eligible before the end of the vesting period.
Accumulated Other Comprehensive Loss
Changes in the balance of AOCL, net of tax, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL
Balance at December 31, 2019	$(15,528)	$(26)	$(15,554)
Other comprehensive income before reclassifications	—	(40)	(40)
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	517	—	517
Amortization of net prior service credits (a)	(187)	—	(187)
Other	—	5	5
Total reclassified from AOCL	330	5	335
Total other comprehensive income	330	(35)	295
Balance at September 27, 2020	$(15,198)	$(61)	$(15,259)

Balance at December 31, 2018	$(14,254)	$(67)	$(14,321)
Other comprehensive income before reclassifications	—	(30)	(30)
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	861	—	861
Amortization of net prior service credits (a)	(180)	—	(180)
Other	—	17	17
Total reclassified from AOCL	681	17	698
Total other comprehensive income	681	(13)	668
Balance at September 29, 2019	$(13,573)	$(80)	$(13,653)

(a)Reclassifications from AOCL related to our postretirement benefit plans were recorded as a component of net periodic benefit cost for each period presented (see “Note 6 – Postretirement Benefit Plans”). These amounts include $110 million and $227 million, net of tax, for the quarters ended September 27, 2020 and September 29, 2019, which are comprised of the recognition of net actuarial losses of $173 million and $287 million for the quarters ended September 27, 2020 and September 29, 2019, and the amortization of net prior service credits of $63 million and $60 million for the quarters ended September 27, 2020 and September 29, 2019.

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
Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit by approximately $415 million and $1.4 billion during the quarter and nine months ended September 27, 2020 and $480 million and $1.5 billion during the quarter and nine months ended September 29, 2019. These adjustments increased net earnings by approximately $328 million ($1.17 per share) and $1.1 billion ($3.82 per share) during the quarter and nine months ended September 27, 2020 and $379 million ($1.33 per share) and $1.2 billion ($4.07 per share) during the quarter and nine months ended September 29, 2019. We recognized net sales from performance obligations satisfied in prior periods of approximately $487 million and $1.5 billion during the quarter and nine months ended September 27, 2020, and $495 million and $1.7 billion during the quarter and nine months ended September 29, 2019, which primarily relate to changes in profit booking rates that impacted revenue.
As previously disclosed in our 2019 Form 10-K, we are responsible for a program to design, develop and construct a ground-based radar at our RMS business segment. The program has experienced performance issues for which we have periodically accrued reserves. As of September 27, 2020, cumulative losses were approximately $250 million on this program. We may continue to experience issues related to customer requirements and our performance under this contract and have to record additional charges. However, based on the losses previously recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our operating results or financial condition.
As previously disclosed in our 2019 Form 10-K, we have a program, EADGE-T, to design, integrate, and install an air missile defense command, control, communications, computers - intelligence (C4I) system for an international customer that has experienced performance issues and for which we have periodically accrued reserves at our RMS

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
business segment. As of September 27, 2020, cumulative losses remained at approximately $260 million. We continue to monitor program requirements and our performance. At this time, we do not anticipate additional charges that would be material to our operating results or financial condition.

As previously disclosed in our 2019 Form 10-K, we have two commercial satellite programs at our Space business segment for which we have experienced performance issues related to the development and integration of a modernized LM 2100 satellite platform. These programs are for the delivery of three satellites in total, including two that launched in 2019 and one that launched in February 2020. As of September 27, 2020, cumulative losses to complete these developmental commercial programs remained at approximately $410 million. During the third quarter of 2020, we retired all significant remaining risk to the programs and as a result, we anticipate that no additional losses will be incurred.
As previously disclosed in our 2019 Form 10-K, we are responsible for designing, developing and installing an upgraded turret for the Warrior Capability Sustainment Program. In 2018, we revised our estimated costs to complete the program as a consequence of performance issues, and recorded charges at our MFC business segment. As of September 27, 2020, cumulative losses remained at approximately $140 million on this program. We may continue to experience issues related to customer requirements and our performance under this contract and may have to record additional reserves. However, based on the losses already recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our operating results or financial condition.
Investment in Advanced Military Maintenance, Repair and Overhaul Center LLC (AMMROC)
As of September 27, 2020, we owned 40% of AMMROC, a joint venture located in the United Arab Emirates. We account for our investment in AMMROC using the equity method. AMMROC provides maintenance, repair and overhaul (MRO) and support services for fixed and rotary wing military aircraft in the South Asia, Middle East and North Africa (SAMENA) region. To date, substantially all of AMMROC’s business was dependent on a single customer contract to provide performance based logistics (PBL) services that was in the process of being re-competed. During the first half of 2020, the customer awarded the contract to a competitor. As a result of the loss of this customer contract, we performed a strategic review of AMMROC’s business and evaluated various options for our investment. As a result of this evaluation, we executed an agreement to sell our investment in AMMROC to our joint venture partner for $307 million. Accordingly, in the second quarter of 2020, we adjusted the carrying value of our investment from $435 million to the expected selling price of $307 million, which resulted in the recognition of a noncash impairment charge of $128 million ($96 million, or $0.34 per share, after tax) in our results of operations. The transaction, which is subject to closing conditions, is currently expected to close by early 2021 and the purchase price will be paid in cash installments through September 2021.
Backlog
Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. For our cost-reimbursable and fixed-priced-incentive contracts, the estimated consideration we expect to receive pursuant to the terms of the contract may exceed the contractual award amount. The estimated consideration is determined at the outset of the contract and is continuously reviewed throughout the contract period. In determining the estimated consideration, we consider the risks related to the technical, schedule and cost impacts to complete the contract and an estimate of any variable consideration. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of September 27, 2020, our ending backlog was $150.4 billion. We expect to recognize approximately 37% of our backlog over the next 12 months and approximately 61% over the next 24 months as revenue, with the remainder recognized thereafter.
Income Taxes
Our effective income tax rate was 14.7% and 15.7% for the quarter and nine months ended September 27, 2020, and 9.7% and 12.5% for the quarter and nine months ended September 29, 2019. The rate for the quarter ended September 29, 2019 was lower primarily due to a $62 million benefit, or $0.22 per share, of additional tax deductions for 2018 attributable to foreign derived intangible income treatment based on proposed tax regulations released on March 4, 2019, and a change in tax accounting method, reflecting a 2012 Court of Federal Claims decision, which held that the tax basis in certain assets should be increased and realized upon the assets' disposition.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
The rates for all periods benefited from additional tax deductions based on proposed tax regulations released on March 4, 2019, which clarified that foreign military sales qualify for foreign derived intangible income treatment. On July 9, 2020, the U.S. Treasury Department issued final tax regulations related to foreign derived intangible income. The final tax regulations confirm foreign military sales qualify for foreign derived intangible income treatment. We continue to assess the other effects of the final regulations.
The rates for all periods also benefited from the research and development tax credit, dividends paid to the corporation's defined contribution plans with an employee stock ownership plan feature, and tax deductions for employee equity awards.
Net Loss on Discontinued Operations
During the third quarter of 2020, we recognized a $55 million ($0.20 per share) non-cash charge resulting from the resolution of certain tax matters related to the former IS&GS business divested in 2016.
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
Sale of Customer Receivables
On occasion, our customers may seek deferred payment terms to purchase our products. In connection with these transactions, we may, at our customer’s request, enter into arrangements for the non-recourse sale of customer receivables to unrelated third-party financial institutions. For accounting purposes, these transactions are not discounted and are treated as a sale of receivables as we have no continuing involvement. The sale proceeds from the financial institutions are reflected in our operating cash flows on the statement of cash flows. We sold customer receivables of $160 million and $427 million during the quarter and nine months ended September 27, 2020 and $80 million and $280 million during the quarter and nine months ended September 29, 2019. There were no gains or losses related to sales of these receivables.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lockheed Martin Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Lockheed Martin Corporation (the Corporation) as of September 27, 2020, the related consolidated statements of earnings, comprehensive income and equity for the quarters and nine months ended September 27, 2020 and September 29, 2019 and consolidated statements of cash flows for the nine months ended September 27, 2020 and September 29, 2019, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
October 22, 2020

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS OVERVIEW
We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics, system integration and cybersecurity services. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. During the nine months ended September 27, 2020, 74% of our $48.4 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 64% from the Department of Defense (DoD)), 25% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government) and 1% were from U.S. commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security and information technology, including cybersecurity.
COVID-19
The global outbreak of the coronavirus disease 2019 (COVID-19) was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has negatively affected the U.S. and global economies, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place” and quarantine restrictions, and created significant disruption of the financial markets. We have taken measures to protect the health and safety of our employees, work with our customers and suppliers to minimize disruptions and support our community in addressing the challenges posed by this ongoing global pandemic. The pandemic has presented unprecedented business challenges, and we have experienced impacts in each of our business areas related to COVID-19, primarily in increased coronavirus-related costs, delays in supplier deliveries, impacts of travel restrictions, site access and quarantine requirements, and the impacts of remote work and adjusted work schedules.
Despite these challenges, Lockheed Martin and the U.S. Government’s pro-active efforts, especially with regard to the supply chain, helped to partially mitigate the disruptions caused by COVID-19 on our operations in the third quarter and nine months ended September 27, 2020. In addition, favorable contract award timing, strong operational performance and lower travel and overhead expenditures due to COVID-19 restrictions partially offset the impacts of COVID-19 on our financial results in the first nine months of 2020. However, the ultimate impact of COVID-19 on our operations and financial performance in 2020 and in future periods, including our ability to execute our programs in the expected timeframe, remains uncertain and will depend on future pandemic related developments, including the duration of the pandemic and any potential subsequent waves of COVID-19 infection, and related government actions to prevent and manage disease spread, all of which are uncertain and cannot be predicted. The long-term impacts of COVID-19 on government budgets and other funding priorities, including international priorities, that impact demand for our products and services and our business are also difficult to predict but could negatively affect our future results of operations. For additional risks to the corporation related to the COVID-19 pandemic, see “Part II, Item 1A. Risk Factors.”
In accordance with the Department of Homeland Security’s identification of the Defense Industrial Base as a critical infrastructure sector in March 2020, our U.S. production facilities have continued to operate in support of essential products and services required to meet national security commitments to the U.S. Government and the U.S. military. Although we are designated as a critical infrastructure workforce, operations have been adjusted in response to the pandemic, including, most significantly, a reduction in the F-35 production rate primarily due to supplier delays. The reduction is expected to delay 2020 F-35 deliveries by 18-24 aircraft. Due to the supplier delays, we implemented a temporary schedule adjustment for the F-35 production workforce in Fort Worth, Texas. While the F-35 production workforce resumed their pre-COVID-19 work schedule in the third quarter, staffing levels at our facilities, our customer facilities, and our supplier facilities have and could continue to fluctuate as a result of COVID-19, which could negatively impact our business. In addition, countries other than the U.S. have different responses to the pandemic that can affect our international operations and the operations of our suppliers and customers. Base closures, travel restrictions, and quarantine requirements both within and outside the U.S. have affected our normal operations and resulted in some schedule delays and future or prolonged occurrences of these could adversely affect our ability to achieve future contract milestones and our results of operations.
The U.S. Government has taken actions in response to COVID-19 to increase the progress payment rates in new and existing contracts and accelerate contract awards to provide cash flow and liquidity for companies in the Defense Industrial Base, including large prime contractors like Lockheed Martin and smaller suppliers. We continue to proactively monitor our supply chain and have implemented multiple actions to help mitigate the effects of COVID-19, including accelerating payments to suppliers within our global supply base as a result of the actions taken by the DoD in changing the progress payment policy. We plan to continue to accelerate payments to the supply chain for the remainder of the year in order to mitigate COVID-19 risks, prioritizing impacted suppliers and small businesses. As described in Item 1A, Risk Factors of our Annual Report on Form 10-K, we rely on other companies and the U.S. Government to provide materials, major components and products, and to perform a portion of the services that are provided to our customers under the terms of most of our contracts. Many of these suppliers also supply parts for commercial aviation businesses which have been more significantly impacted by the pandemic due to the impacts on these markets. Global supply chain disruption caused by the response to COVID-19 has impacted some of our programs and could impact our ability to perform on our contracts. We have identified a number of suppliers that have had potential delivery impacts due to COVID-19 and are working to manage those impacts. However, if we are not able to implement alternatives or other mitigations, deliveries and other milestones on affected programs could be adversely impacted.
Our work in production facilities and labs has continued throughout the pandemic, consistent with guidance from federal, state and local officials to minimize the spread of COVID-19. We have taken actions to equip employees with personal protective equipment, establish minimum staffing and social distancing policies, sanitize workspaces more frequently, adopt alternate work schedules and institute other measures aimed to sustain production and related services while minimizing the transmission of COVID-19. In addition, we have implemented a flexible teleworking policy for employees who can meet our customer commitments remotely, and a significant portion of our workforce is currently teleworking. It remains uncertain when and on what scale teleworking employees will return to work in person. We have not previously experienced such a significant portion of our workforce working remotely for a prolonged period, so its effects on our long-term operations are unknown.
Coronavirus-related costs for us and our suppliers are significant and we are seeking reimbursement of coronavirus-related costs under our U.S. Government contracts through a combination of equitable adjustments to the contract price and reimbursement of the costs under Section 3610 of the Coronavirus Aid, Relief and Economic Security Act (CARES Act), which allows federal agencies to reimburse contractors at the minimum applicable contract billing rate for costs arising from certain paid leave, including sick leave, a contractor provides to keep its employees or subcontractors in a ready state, as well as to protect the life and safety of government and contractor personnel from March 27, 2020 through December 11, 2020. Reimbursement of any costs under Section 3610 of the CARES Act increases sales, but is not expected to be at a profit or fee and so would have the effect of reducing our margins in future periods. These cost increases, including costs for employees whose jobs cannot be performed remotely and for certain costs incurred prior to March 27, 2020, may not be fully recoverable under our contracts, particularly fixed-price contracts, or adequately covered by insurance. We also have no assurance that Congress will appropriate funds to cover the reimbursement of defense contractors authorized by the CARES Act, which could reduce funds available for other U.S. Government defense priorities. We also are deferring certain payroll taxes as provided for in the CARES Act, which has the effect of increasing our cash from operations in 2020, but reducing cash from operations in 2021 and 2022.
We continue to work with our customers, employees, suppliers and communities to address the impacts of COVID-19 and to take actions in an effort to mitigate adverse consequences.

2020 Financial Outlook
We expect our 2020 net sales to increase to approximately $65.3 billion. The projected growth is driven by the F-35 program at Aeronautics, increased production rate volume in the tactical and strike missiles and integrated air and missile defense businesses at MFC, Sikorsky volume at RMS, and Next Generation Overhead Persistent Infrared (Next Gen OPIR) and hypersonics volume at Space. Total business segment operating profit margin in 2020 is expected to be approximately 10.9%; and cash from operations is expected to be greater than or equal to $8.0 billion. Changes in circumstances may require us to revise our assumptions, which could materially change our current estimate of 2020 net sales, operating margin and cash flows.
Given our current position and expectations for the remainder of 2020, we are updating our 2020 guidance as described above to reflect the recent performance across all four business areas. However, the ultimate impact of COVID-19 in future periods remains uncertain. Our 2020 outlook and 2021 financial trends discussed below assume, among other things, that our production facilities continue to operate and we do not experience significant work stoppages or closures, we are able to mitigate any supply chain disruptions and these do not worsen, and we are able to recover our costs under U.S. Government contracts and government funding priorities do not change. While these are our current assumptions for our 2020 outlook, they could change as described above. Risk related to these items are described above and under Item 1A, Risk Factors.

2021 Financial Trends
We expect our 2021 net sales to increase to greater than or equal to $67 billion. Total business segment operating margin in 2021 is expected to be in the 10.9% to 11.1% range and cash from operations is expected to be greater than or equal to $8.1 billion, net of $1.0 billion of planned pension contributions. The preliminary outlook for 2021 assumes continued support and funding of our programs, including recovery of COVID-19 cost impacts, and a statutory tax rate of 21%. Additionally, the preliminary outlook for 2021 assumes that there will not be significant reductions in customer budgets, changes in funding priorities and that the U.S. Government will not continue to operate under a continuing resolution for an extended period in which new contract and program starts are restricted. Changes in circumstances may require us to revise our assumptions, which could materially change our current estimate of 2021 net sales, operating margin and cash flows.
We currently expect a total net FAS/CAS pension benefit of approximately $2.1 billion in 2021. This estimate assumes a 2.50% discount rate (a 75 basis point decrease from the end of 2019), a 7.00% return on plan assets in 2020, and a 7.00% expected long-term rate of return on plan assets in future years, among other assumptions. A change of plus or minus 25 basis points to the assumed discount rate, with all other assumptions held constant, would result in an incremental increase or decrease of approximately $15 million to the estimated net 2021 FAS/CAS pension benefit. A change of plus or minus 100 basis points to the return on plan assets in 2020 only, with all other assumptions held constant, would result in an incremental increase or decrease of approximately $15 million to the estimated net 2021 FAS/CAS pension benefit. We expect to make contributions of approximately $1.0 billion to our qualified defined benefit pension plans in 2021 and anticipate recovering approximately $2.1 billion of CAS pension cost. We will complete the annual remeasurement of our postretirement benefit plans and update our estimated 2021 FAS/CAS pension adjustment on December 31, 2020. The final assumptions and actual investment return for 2020 may differ materially from those discussed above.
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
Between March and July 2020, Congress enacted eight pieces of legislation related to the COVID-19 pandemic and the economic impacts, authorizing roughly $3.7 trillion of fiscal support. The CARES Act, signed by the President on March 27, 2020, provided relief aimed at helping American workers and businesses impacted by the COVID-19 pandemic. The bill included $10.4 billion for DoD to fund COVID-19 response related expenses in defense health programs, operations, and the Defense Procurement Act fund. The funding is identified as emergency and is exempt from the discretionary spending limits of the Budget Control Act of 2011 (BCA).
On October 1, 2020, the President signed a continuing resolution to continue funding federal agencies at FY 2020 levels until December 11, 2020. Unless specifically exempted, under a continuing resolution there can be no new program starts or increases in procurement quantities. Under the continuing resolution, Section 3610 of the CARES Act, which was passed on March 27, 2020 to provide authorization for federal contractors to continue to support government initiatives despite COVID-19 disruption, was also extended through December 11, 2020. U.S. Government agencies may be subject to a government shutdown if new appropriations are not passed prior to the expiration of the current continuing resolution.

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

	Quarters Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net sales	$16,495	$15,171	$48,366	$43,934
Cost of sales	(14,359)	(13,108)	(41,926)	(37,690)
Gross profit	2,136	2,063	6,440	6,244
Other (expense) income, net	11	42	(85)	152
Operating profit	2,147	2,105	6,355	6,396
Interest expense	(145)	(162)	(442)	(496)
Other non-operating income (expense), net	54	(162)	135	(491)
Earnings from continuing operations before income taxes	2,056	1,781	6,048	5,409
Income tax expense	(303)	(173)	(952)	(677)
Net earnings from continuing operations	1,753	1,608	5,096	4,732
Net loss from discontinued operations	(55)	—	(55)	—
Net earnings	$1,698	$1,608	$5,041	$4,732
Diluted earnings per common share
Continuing operations	$6.25	$5.66	$18.12	$16.66
Discontinued operations	(0.20)	—	(0.20)	—
Total diluted earnings per common share	$6.05	$5.66	$17.92	$16.66
Certain amounts reported in other (expense) income, net, primarily our share of earnings or losses from equity method investees, are included in the operating profit of our business segments. Accordingly, such amounts are included in the discussion of our business segment results of operations.

Net Sales
We generate sales from the delivery of products and services to our customers. Our consolidated net sales were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Products	$13,869	$12,728	$40,607	$36,701
% of total net sales	84.1%	83.9%	84.0%	83.5%
Services	2,626	2,443	7,759	7,233
% of total net sales	15.9%	16.1%	16.0%	16.5%
Total net sales	$16,495	$15,171	$48,366	$43,934
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
Product Sales
Product sales increased $1.1 billion, or 9%, during the quarter ended September 27, 2020 compared to the same period in 2019. The increase in product sales was primarily due to higher product sales of approximately $440 million at MFC, $400 million at Aeronautics, $160 million at Space and $135 million at RMS. The increase in product sales at MFC was primarily due to increased volume for tactical and strike missile programs (primarily Guided Multiple Launch Rocket System (GMLRS) and High-Mobility Artillery Rocket Systems (HIMARS)) and increased volume for integrated air and missile defense programs (primarily Patriot Advanced Capability-3 (PAC-3) and Terminal High Altitude Area Defense (THAAD)). The increase in product sales at Aeronautics was primarily due to higher production volume for the F-35 program and classified development contracts. The increase in product sales at Space was primarily due to higher volume for government satellite programs (primarily Next Gen OPIR) and strategic and missile defense programs (primarily hypersonic development programs). The increase in product sales at RMS was primarily due to higher volume for Sikorsky helicopter programs (primarily Seahawk and VH-92A production contracts) and for integrated warfare systems and sensors (IWSS) programs (primarily Aegis Combat System (Aegis)), partially offset by lower volume on Littoral Combat Ship (LCS).
Product sales increased $3.9 billion, or 11%, during the nine months ended September 27, 2020 compared to the same period in 2019. The increase in product sales was primarily due to higher product sales of approximately $1.8 billion at Aeronautics, $1.3 billion at MFC, $550 million at Space and $300 million at RMS. The increase in product sales at Aeronautics was primarily due to higher production volume for the F-35 program and classified development contracts. The increase in product sales at MFC was primarily due to increased volume for integrated air and missile defense programs (primarily PAC-3 and THAAD) and tactical and strike missile programs (primarily GMLRS and HIMARS). The increase in product sales at Space was primarily due to higher volume for government satellite programs (primarily Next Gen OPIR) and strategic and missile defense programs (primarily hypersonic development programs). The increase in product sales at RMS was primarily due to higher volume for Sikorsky helicopter programs (primarily Seahawk and Combat Rescue Helicopter (CRH) production contracts), C6ISR (command, control, communications, computers, cyber, combat systems, intelligence, surveillance, and reconnaissance) programs, and IWSS programs (primarily Aegis).
Service Sales
Service sales increased $183 million, or 7%, during the quarter ended September 27, 2020 compared to the same period in 2019. The increase in service sales was primarily due to higher sales of approximately $155 million at RMS and $100 million at Aeronautics, partially offset by lower sales of $70 million at MFC. The increase in service sales at RMS was primarily due to higher volume for Sikorsky helicopter programs (primarily a Seahawk sustainment program) and various training and logistics solutions (TLS) programs. The increase in service sales at Aeronautics was primarily due to higher sustainment volume for the F-35, F-22 and F-16 programs. The decrease in service sales at MFC was primarily due to lower volume on energy programs due to the divestiture of the Distributed Energy Solutions business in November 2019.
Service sales increased $526 million, or 7%, during the nine months ended September 27, 2020 compared to the same period in 2019. The increase in service sales was primarily due to higher sales of approximately $445 million at Aeronautics and $245 million at RMS, partially offset by lower sales of $230 million at MFC. The increase in service sales at Aeronautics was primarily due to higher sustainment volume for the F-35, F-22 and F-16 programs. The increase in service sales at RMS was primarily due to higher volume for Sikorsky helicopter programs (primarily a Seahawk sustainment program) and various TLS programs. The decrease in service sales at MFC was primarily due to lower volume on energy programs due to the divestiture of the Distributed Energy Solutions business and sensors and global sustainment programs (primarily Apache sensors program and Special Operations Forces Global Logistics Support Services (SOF GLSS)).
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

	Quarters Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Cost of sales – products	$(12,370)	$(11,339)	$(36,204)	$(32,638)
% of product sales	89.2%	89.1%	89.2%	88.9%
Cost of sales – services	(2,363)	(2,211)	(6,915)	(6,452)
% of service sales	90.0%	90.5%	89.1%	89.2%
Other unallocated, net	374	442	1,193	1,400
Total cost of sales	$(14,359)	$(13,108)	$(41,926)	$(37,690)
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
Product Costs
Product costs increased $1.0 billion, or 9%, during the quarter ended September 27, 2020 compared to the same period in 2019. The increase in product costs was primarily due to higher product costs of approximately $390 million at MFC, $380 million at Aeronautics and $170 million at Space. The increase in product costs at MFC was primarily due to increased volume for tactical and strike missile programs (primarily GMLRS and HIMARS) and integrated air and missile defense programs (primarily PAC-3 and THAAD). The increase in product costs at Aeronautics was primarily due to higher production volume for the F-35 program and classified contracts. The increase in product costs at Space was primarily due to increased volume for government satellite programs (primarily Next Gen OPIR) and strategic and missile defense programs (primarily hypersonic development programs).
Product costs increased $3.6 billion, or 11%, during the nine months ended September 27, 2020 compared to the same period in 2019. The increase in product costs was primarily due to higher product costs of approximately $1.6 billion at Aeronautics, $1.1 billion at MFC and $610 million at Space. The increase in product costs at Aeronautics was primarily due to higher production volume for the F-35 program and classified contracts. The increase in product costs at MFC was primarily due to increased volume for integrated air and missile defense programs (primarily PAC-3 and THAAD) and tactical and strike missile programs (primarily GMLRS and HIMARS). The increase in product costs at Space was primarily due to increased volume for government satellite programs (primarily Next Gen OPIR) and strategic and missile defense programs (primarily hypersonic development programs).
Service Costs
Service costs increased $152 million, or 7%, during the quarter ended September 27, 2020 compared to the same period in 2019. The increase in service costs was primarily due to higher service costs of approximately $125 million at RMS and $85 million at Aeronautics, partially offset by lower service costs of approximately $60 million at MFC. The increase in service costs at RMS was primarily due to higher volume for Sikorsky helicopter programs (primarily a Seahawk sustainment program) and various TLS programs. The increase in service costs at Aeronautics was primarily due to higher sustainment volume for the F-35, F-22 and F-16 programs. The decrease in service costs at MFC was primarily due to lower volume on energy programs due to the divestiture of the Distributed Energy Solutions business.
Service costs increased $463 million, or 7%, during the nine months ended September 27, 2020 compared to the same period in 2019. The increase in service costs was primarily due to higher service costs of approximately $395 million at Aeronautics and $160 million at RMS, partially offset by lower service costs of approximately $160 million at MFC. The increase in service costs at RMS was primarily due to higher volume for Sikorsky helicopter programs (primarily a Seahawk sustainment program). The increase in service costs at Aeronautics was primarily due to higher sustainment volume for the F-35, F-22 and F-16 programs. The decrease in service costs at MFC was primarily due to lower volume on energy programs due to the divestiture of the Distributed Energy Solutions business and sensors and global sustainment programs (primarily Apache sensors program and SOF GLSS).
Other Unallocated, Net
Other unallocated, net primarily includes the FAS/CAS operating adjustment (which represents the difference between cost accounting standards (CAS) pension cost recorded in our business segment’s results of operations and the service cost component of FAS pension income (expense)), stock-based compensation expense and other corporate costs. These items are not allocated to the business segments and, therefore, are not allocated to cost of sales for products or services. Other unallocated, net reduced cost of sales by $374 million and $1.2 billion during the quarter and nine months ended September 27, 2020, compared to $442 million and $1.4 billion during the quarter and nine months ended September 29, 2019. Other unallocated, net during the quarter and nine months ended September 27, 2020 was lower primarily due to a decrease in our FAS/CAS operating adjustment (see “Business Segment Results of Operations” discussion below for more detail).
Other (Expense) Income, Net
Other income, net during the quarter ended September 27, 2020, was $11 million and other expense, net during the nine months ended September 27, 2020 was $85 million, compared to other income, net of $42 million and $152 million during the quarter and nine months ended September 29, 2019. Other expense, net during the nine months ended September 27, 2020 included a non-cash asset impairment charge of $128 million ($96 million, or $0.34 per share, after tax) recognized in the second quarter of 2020 for our international equity method investee, Advanced Military Maintenance, Repair and Overhaul Center LLC (AMMROC). Other income, net during the nine months ended September 29, 2019, included a previously deferred gain of approximately $51 million ($38 million, or $0.13 per share, after tax) related to properties sold in 2015 as a result of completing our remaining obligations.
As of September 27, 2020, we owned 40% of AMMROC, a joint venture located in the United Arab Emirates. We account for our investment in AMMROC using the equity method. AMMROC provides maintenance, repair and overhaul (MRO) and support services for fixed and rotary wing military aircraft in the South Asia, Middle East and North Africa (SAMENA) region. To date, substantially all of AMMROC’s business was dependent on a single customer contract to provide performance based logistics (PBL) services that was in the process of being re-competed. During the first half of 2020, the customer awarded the contract to a competitor. As a result of the loss of this customer contract, we performed a strategic review of AMMROC’s business and evaluated various options for our investment. As a result of this evaluation, we executed an agreement to sell our investment in AMMROC to our joint venture partner for $307 million. Accordingly, in the second quarter of 2020, we adjusted the carrying value of our investment from $435 million to the expected selling price of $307 million, which resulted in the recognition of a noncash impairment charge of $128 million ($96 million, or $0.34 per share, after tax) in our results of operations. The transaction, which is subject to closing conditions, is currently expected to close by early 2021 and the purchase price will be paid in cash installments through September 2021.

Other Non-operating Income (Expense), Net
Other non-operating income (expense), net primarily includes the non-service cost components of FAS pension and other postretirement benefit plan income (expense) (i.e., interest cost, expected return on plan assets, net actuarial gains or losses, and amortization of prior service cost or credits). During the quarter and nine months ended September 27, 2020, other non-operating income, net was $54 million and $135 million, compared to other non-operating expense, net of $162 million and $491 million during the quarter and nine months ended September 29, 2019. The increase during the quarter and nine months ended September 27, 2020 was primarily due to a reduction in non-service FAS pension expense for our qualified defined benefit pension plans.
Income Tax Expense
Our effective income tax rate was 14.7% and 15.7% for the quarter and nine months ended September 27, 2020, and 9.7% and 12.5% for the quarter and nine months ended September 29, 2019. The rate for the quarter ended September 29, 2019 was lower primarily due to a $62 million benefit, or $0.22 per share, of additional tax deductions for 2018 attributable to foreign derived intangible income treatment based on proposed tax regulations released on March 4, 2019, and a change in tax accounting method, reflecting a 2012 Court of Federal Claims decision, which held that the tax basis in certain assets should be increased and realized upon the assets' disposition.
The rates for all periods benefited from additional tax deductions based on proposed tax regulations released on March 4, 2019, which clarified that foreign military sales qualify for foreign derived intangible income treatment. On July 9, 2020, the U.S. Treasury Department issued final tax regulations related to foreign derived intangible income. The final tax regulations confirm foreign military sales qualify for foreign derived intangible income treatment. We continue to assess the other effects of the final regulations.
The rates for all periods also benefited from the research and development tax credit, dividends paid to the corporation's defined contribution plans with an employee stock ownership plan feature, and tax deductions for employee equity awards.
On March 27, 2020, President Trump signed into law the CARES Act, which, along with earlier issued IRS guidance, provides for deferral of certain taxes. The CARES Act, among other things, also contains numerous other provisions which impact Lockheed Martin. The CARES Act and the projected annual financial impact of COVID-19 did not have a material impact on our effective tax rate for the quarter and nine months ended September 27, 2020.
Changes in U.S. federal or foreign tax laws and regulations, or their interpretation and application, including those with retroactive effect, including the amortization for research or experimental expenditures, could significantly impact our provision for income taxes, the amount of taxes payable, our deferred tax asset and liability balances, and stockholders’ equity. The amount of net deferred tax assets will change periodically based on several factors, including the measurement of our postretirement benefit plan obligations, actual cash contributions to our postretirement benefit plans, and future changes in tax laws. In addition, we are regularly under audit or examination by tax authorities, including foreign tax authorities (including in, amongst others, Australia, Canada, India, Italy, Japan, Poland, and the United Kingdom). The final determination of tax audits and any related litigation could similarly result in unanticipated increases in our tax expense and affect profitability and cash flows.
Net Earnings from Continuing Operations
We reported net earnings from continuing operations of $1.8 billion ($6.25 per share) and $5.1 billion ($18.12 per share) during the quarter and nine months ended September 27, 2020, compared to $1.6 billion ($5.66 per share) and $4.7 billion ($16.66 per share) during the quarter and nine months ended September 29, 2019. Both net earnings and earnings per share were affected by the factors mentioned above. Earnings per share also benefited from a net decrease of approximately 2.5 million shares outstanding from September 29, 2019 to September 27, 2020 as a result of share repurchases, partially offset by share issuance under our stock-based awards and certain defined contribution plans.
Net Loss from Discontinued Operations
During the third quarter of 2020, we recognized a $55 million ($0.20 per share) non-cash charge resulting from the resolution of certain tax matters related to the former Information Systems & Global Solutions business divested in 2016.

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

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net sales
Aeronautics	$6,680	$6,178	$19,552	$17,312
Missiles and Fire Control	2,971	2,601	8,391	7,362
Rotary and Mission Systems	3,998	3,709	11,783	11,239
Space	2,846	2,683	8,640	8,021
Total net sales	$16,495	$15,171	$48,366	$43,934
Operating profit
Aeronautics	$705	$665	$2,116	$1,842
Missiles and Fire Control	405	349	1,171	1,093
Rotary and Mission Systems	404	342	1,209	1,068
Space	248	309	781	931
Total business segment operating profit	1,762	1,665	5,277	4,934
Unallocated items
FAS/CAS operating adjustment (a)	469	513	1,407	1,537
Stock-based compensation	(67)	(54)	(182)	(158)
Other, net (b)	(17)	(19)	(147)	83
Total unallocated items	385	440	1,078	1,462
Total consolidated operating profit	$2,147	$2,105	$6,355	$6,396

(a)The FAS/CAS operating adjustment represents the difference between the service cost component of financial accounting standards (FAS) pension income (expense) and total pension costs recoverable on U.S. Government contracts as determined in accordance with CAS.
(b)Other, net for the nine months ended September 27, 2020 includes a non-cash impairment charge of $128 million ($96 million, or $0.34 per share, after tax) recognized on our investment in the international equity method investee, AMMROC.

Our total net FAS/CAS pension adjustment for the quarters and nine months ended September 27, 2020 and September 29, 2019, including the service and non-service cost components of FAS pension income (expense) for our qualified defined benefit pension plans, were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Total FAS income (expense) and CAS costs
FAS pension income (expense)	$29	$(274)	$88	$(820)
Less: CAS pension cost	494	642	1,483	1,924
Net FAS/CAS pension adjustment	$523	$368	$1,571	$1,104

Service and non-service cost reconciliation
FAS pension service cost	$(25)	$(129)	$(76)	$(387)
Less: CAS pension cost	494	642	1,483	1,924
FAS/CAS operating adjustment	469	513	1,407	1,537
Non-operating FAS pension income (expense)	54	(145)	164	(433)
Net FAS/CAS pension adjustment	$523	$368	$1,571	$1,104
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
As previously disclosed in our 2019 Form 10-K, we are responsible for a program to design, develop and construct a ground-based radar at our RMS business segment. The program has experienced performance issues for which we have periodically accrued reserves. As of September 27, 2020, cumulative losses were approximately $250 million on this program. We may continue to experience issues related to customer requirements and our performance under this contract and have to record additional charges. However, based on the losses previously recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our operating results or financial condition.
As previously disclosed in our 2019 Form 10-K, we have a program, EADGE-T, to design, integrate, and install an air missile defense command, control, communications, computers - intelligence (C4I) system for an international customer that has experienced performance issues and for which we have periodically accrued reserves at our RMS business segment. As of September 27, 2020, cumulative losses remained at approximately $260 million. We continue to monitor program requirements and our performance. At this time, we do not anticipate additional charges that would be material to our operating results or financial condition.

As previously disclosed in our 2019 Form 10-K, we have two commercial satellite programs at our Space business segment for which we have experienced performance issues related to the development and integration of a modernized LM 2100 satellite platform. These programs are for the delivery of three satellites in total, including two that launched in 2019 and one that launched in February 2020. As of September 27, 2020, cumulative losses to complete these developmental commercial programs remained at approximately $410 million. During the third quarter of 2020, we retired all significant remaining risk to the programs and as a result, we anticipate that no additional losses will be incurred.

As previously disclosed in our 2019 Form 10-K, we are responsible for designing, developing and installing an upgraded turret for the Warrior Capability Sustainment Program. In 2018, we revised our estimated costs to complete the program as a consequence of performance issues, and recorded charges at our MFC business segment. As of September 27, 2020, cumulative losses remained at approximately $140 million on this program. We may continue to experience issues related to customer requirements and our performance under this contract and may have to record additional reserves. However, based on the losses already recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our operating results or financial condition.
Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit by approximately $415 million and $1.4 billion during the quarter and nine months ended September 27, 2020 and $480 million and $1.5 billion during the quarter and nine months ended September 29, 2019.
Aeronautics
Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net sales	$6,680	$6,178	$19,552	$17,312
Operating profit	705	665	2,116	1,842
Operating margin	10.6%	10.8%	10.8%	10.6%
Aeronautics’ net sales during the quarter ended September 27, 2020 increased $502 million, or 8%, compared to the same period in 2019. The increase was primarily attributable to higher net sales of approximately $325 million for the F-35 program due to increased volume on development, sustainment, and production contracts; and about $130 million for higher volume on classified development contracts.
Aeronautics’ operating profit during the quarter ended September 27, 2020 increased $40 million, or 6%, compared to the same period in 2019. Operating profit increased approximately $65 million for the F-35 program due to higher volume on production, development, and sustainment contracts and higher risk retirements on production contracts. This increase was partially offset by a decrease of approximately $20 million for the F-16 program due to lower risk retirements on sustainment contracts. Adjustments not related to volume, including net profit booking rate adjustments, were comparable during the quarter ended September 27, 2020 compared to the same period in 2019.
Aeronautics’ net sales during the nine months ended September 27, 2020 increased $2.2 billion, or 13%, compared to the same period in 2019. The increase was primarily attributable to higher net sales of approximately $1.7 billion for the F-35 program due to increased volume on production, sustainment, and development contracts; and about $325 million for higher volume on classified development contracts.
Aeronautics’ operating profit during the nine months ended September 27, 2020 increased $274 million, or 15%, compared to the same period in 2019. Operating profit increased approximately $275 million for the F-35 program due to higher volume and risk retirements on production, development, and sustainment contracts. Adjustments not related to volume, including net profit booking rate adjustments, were $80 million higher during the nine months ended September 27, 2020 compared to the same period in 2019.
We currently expect Aeronautics’ 2020 net sales to increase in the low-double digit percentage range from 2019 levels driven by increased volume on the F-35 program. Operating profit is also expected to increase in the low-double digit percentage range above 2019 levels. Operating profit margin for 2020 is expected to be slightly higher than 2019 levels.

Missiles and Fire Control
Summary operating results for our MFC business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net sales	$2,971	$2,601	$8,391	$7,362
Operating profit	405	349	1,171	1,093
Operating margin	13.6%	13.4%	14.0%	14.8%
MFC’s net sales during the quarter ended September 27, 2020 increased $370 million, or 14%, compared to the same period in 2019. The increase was primarily attributable to higher net sales of approximately $250 million for tactical and strike missile programs due to increased volume (primarily GMLRS and HIMARS); and about $200 million for integrated air and missile defense programs due to increased volume (primarily PAC-3 and THAAD). These increases were partially offset by lower net sales of approximately $60 million for sensors and global sustainment programs due to lower volume on the Apache sensors program; and about $35 million due to the divestiture of the Distributed Energy Solutions business.
MFC’s operating profit during the quarter ended September 27, 2020 increased $56 million, or 16%, compared to the same period in 2019. Operating profit increased approximately $50 million for integrated air and missile defense programs due to increased volume and higher risk retirements on international contracts (primarily PAC-3); and about $45 million for tactical and strike missile programs due to higher volume (primarily GMLRS and HIMARS) and higher risk retirements (primarily Long Range Standoff Weapon (LRSO)). These increases were partially offset by a decrease of approximately $40 million for sensors and global sustainment programs due primarily to lower risk retirements and a reduction in the profit booking rate on the Apache sensors program. Adjustments not related to volume, including net profit booking rate adjustments, were $25 million lower during the quarter ended September 27, 2020 compared to the same period in 2019.
MFC’s net sales during the nine months ended September 27, 2020 increased $1.0 billion, or 14%, compared to the same period in 2019. The increase was primarily attributable to higher net sales of approximately $620 million for integrated air and missile defense programs due to increased volume (primarily PAC-3 and THAAD); and about $575 million for tactical and strike missile programs due to increased volume (primarily GMLRS and HIMARS). These increases were partially offset by a decrease of approximately $70 million for sensors and global sustainment programs due to lower volume on the Apache sensors program; and about $100 million as a result of the divestiture of the Distributed Energy Solutions business.
MFC’s operating profit during the nine months ended September 27, 2020 increased $78 million, or 7%, compared to the same period in 2019. Operating profit increased approximately $70 million for tactical and strike missile programs due to higher volume (primarily GMLRS, HIMARS and hypersonics) and higher risk retirements (primarily LRSO); and about $30 million for integrated air and missile defense programs due to higher risk retirements on PAC-3 contracts partially offset by lower risk retirements on THAAD contracts. These increases were partially offset by a decrease of approximately $30 million for sensors and global sustainment programs due primarily to lower risk retirements and a reduction in the profit booking rate on the Apache sensors program. Adjustments not related to volume, including net profit booking rate adjustments, were $55 million lower during the nine months ended September 27, 2020 compared to the same period in 2019.
We continue to expect MFC’s 2020 net sales to increase in the low-double digit percentage range in 2020 as compared to 2019 driven by higher volume in the tactical and strike missiles and air and missile defense businesses, partially offset by a decrease in sales as a result of the divestiture of our Distributed Energy Solutions business. Operating profit is expected to increase in the mid-to-high-single digit percentage range in 2020 as compared to 2019 driven by the increase in sales volume. Operating profit margin for 2020 is expected to be lower than 2019 levels.

Rotary and Mission Systems
Summary operating results for our RMS business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net sales	$3,998	$3,709	$11,783	$11,239
Operating profit	404	342	1,209	1,068
Operating margin	10.1%	9.2%	10.3%	9.5%
RMS’ net sales during the quarter ended September 27, 2020 increased $289 million, or 8%, compared to the same period in 2019. Net sales increased approximately $180 million for Sikorsky helicopter programs due to higher volume primarily on production contracts (primarily Seahawk, VH-92A, and CRH); about $55 million for various TLS programs due to higher volume; and about $35 million for IWSS programs due to higher volume primarily on the Aegis partially offset by lower volume on LCS.
RMS’ operating profit during the quarter ended September 27, 2020 increased $62 million, or 18%, compared to the same period in 2019. Operating profit increased approximately $30 million for Sikorsky helicopter programs due to higher volume on production contracts (primarily VH-92A and CRH), customer mix, and better cost performance on international military aircraft programs; and about $30 million for IWSS programs due to higher risk retirements (primarily Radar Surveillance Systems and Aegis). Adjustments not related to volume, including net profit booking rate adjustments, were $15 million lower in the quarter ended September 27, 2020 compared to the same period in 2019.
RMS’ net sales during the nine months ended September 27, 2020 increased $544 million, or 5%, compared to the same period in 2019. Net sales increased approximately $355 million for Sikorsky helicopter programs due to higher volume (primarily Seahawk, VH-92A, and CRH production contracts) partially offset by lower volume on Black Hawk production; about $120 million for C6ISR programs due to higher volume (primarily on undersea combat systems programs); and about $45 million for IWSS programs due to higher volume primarily on Aegis.
RMS’ operating profit during the nine months ended September 27, 2020 increased $141 million, or 13%, compared to the same period in 2019. Operating profit increased approximately $95 million for Sikorsky helicopter programs due to higher volume (primarily VH-92A and CRH production contracts), customer mix, and better cost performance and higher volume on international military aircraft programs; and about $85 million for TLS programs due to $70 million in charges for an army sustainment program in 2019 not repeated in 2020. These increases were partially offset by a $20 million decrease for C6ISR programs due to higher charges (primarily undersea combat systems programs); and about $15 million for IWSS programs due to lower risk retirements (primarily Aegis). Adjustments not related to volume, including net profit booking rate adjustments, were $20 million lower during the nine months ended September 27, 2020 compared to the same period in 2019.
We continue to expect RMS’ 2020 net sales to increase in the mid-single digit percentage range above 2019 levels driven primarily by Sikorsky. Operating profit is expected to increase in the low-double digit percentage range above 2019 levels driven by the increase in sales volume and improved performance at Sikorsky and training and logistics solutions. Operating profit margin for 2020 is expected to be higher than 2019 levels.
Space
Summary operating results for our Space business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net sales	$2,846	$2,683	$8,640	$8,021
Operating profit	248	309	781	931
Operating margin	8.7%	11.5%	9.0%	11.6%
Space’s net sales during the quarter ended September 27, 2020 increased $163 million, or 6%, compared to the same period in 2019. The increase was primarily attributable to higher net sales of approximately $90 million for government satellite programs due to higher volume (primarily Next Gen OPIR); and about $60 million for strategic and missile defense programs due to higher volume (primarily hypersonic development programs).
Space’s operating profit during the quarter ended September 27, 2020 decreased $61 million, or 20%, compared to the same period in 2019. Operating profit decreased approximately $50 million due to lower equity earnings from the corporation's investment in United Launch Alliance (ULA); about $15 million for government satellite programs due to lower risk retirements (primarily Advanced Extremely High Frequency (AEHF)); and about $15 million for strategic and missile defense programs due to lower risk retirements (primarily Fleet Ballistic Missiles). These decreases were partially offset by an increase of approximately $15 million for commercial satellite programs due to charges recorded for performance matters in 2019 not repeated in 2020. Adjustments not related to volume, including net profit booking rate adjustments, were $25 million lower in the quarter ended September 27, 2020 compared to the same period in 2019.
Space’s net sales during the nine months ended September 27, 2020 increased $619 million, or 8%, compared to the same period in 2019. The increase was primarily attributable to higher net sales of approximately $325 million for strategic and missile defense programs due to higher volume (primarily hypersonic development programs); and about $280 million for government satellite programs due to higher volume (primarily Next Gen OPIR).
Space’s operating profit during the nine months ended September 27, 2020 decreased $150 million, or 16%, compared to the same period in 2019. Operating profit decreased approximately $90 million for government satellite programs due to lower risk retirements (primarily AEHF) partially offset by higher volume (primarily Next Gen OPIR); and about $95 million due to lower equity earnings from ULA. These decreases were partially offset by an increase of $35 million for commercial satellite programs for charges recorded for performance matters in 2019 not repeated in 2020. Adjustments not related to volume, including net profit booking rate adjustments, were $110 million lower during the nine months ended September 27, 2020 compared to the same period in 2019.
Total equity earnings recognized by Space (primarily ULA) represented approximately $5 million, or 2% and approximately $45 million, or 6% of Space’s operating profit during the quarter and nine months ended September 27, 2020, compared to approximately $55 million, or 18% and $140 million, or 15% during the quarter and nine months ended September 29, 2019.
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
FINANCIAL CONDITION
Liquidity and Cash Flows

As of September 27, 2020, we had a cash balance of $3.6 billion and no borrowings outstanding under our $2.5 billion revolving credit facility (the credit facility), which is also available for borrowings in the event of a lack of short-term commercial paper availability. To date, the effects of COVID-19 have not had a significant negative impact on our liquidity, cash flows or capital resources. Actions taken by the U.S. Government to increase the rate of progress payments had the effect of increasing our cash from operations, but we used all of this benefit to accelerate payments to our suppliers. The effects of COVID-19 have led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future. The economic impacts of COVID-19 have also caused volatility in the equity capital markets and investment return on our pension assets. As described in Item 1A, Risk Factors of our Annual Report on Form 10-K, changes in returns on plan assets may affect our plan funding, cash flows and stockholders’ equity. Differences between the actual plan asset return and the expected long-term rate of return on plan assets (7.00% as of December 31, 2019) impact the measurement of the following year’s Financial Accounting Standards (FAS) pension expense and pension funding requirements.
The CARES Act, provides a deferral of payroll tax payments from which we benefited by deferring cash outlays of $315 million during the nine months ended September 27, 2020. This will have the effect of increasing cash outlays for payroll taxes during 2021 and 2022. Earlier issued IRS guidance provided that the April and June 2020 federal estimated income tax payments were extended to July 15, 2020; thus, in the third quarter of 2020, we paid $400 million of estimated income tax amount deferred from second quarter to the third quarter. The CARES Act, among other things, also contains numerous other provisions which may impact Lockheed Martin. We continue to refine the effect of the CARES Act and ongoing government guidance related to COVID-19 that may be issued.
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
We have generated strong operating cash flows, which have been the primary source of funding for our operations, capital expenditures, debt service and repayments, dividends, share repurchases and postretirement benefit plan contributions. The total remaining authorization for future common share repurchases under our share repurchase program was $3.0 billion as of September 27, 2020.
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
The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	Nine Months Ended
	September 27, 2020	September 29, 2019
Cash and cash equivalents at beginning of year	$1,514	$772
Operating activities
Net earnings	5,041	4,732
Non-cash adjustments	1,292	974
Changes in working capital	(564)	(1,139)
Other, net	607	1,254
Net cash provided by operating activities	6,376	5,821
Net cash used for investing activities	(1,017)	(803)
Net cash used for financing activities	(3,288)	(3,251)
Net change in cash and cash equivalents	2,071	1,767
Cash and cash equivalents at end of period	$3,585	$2,539
Operating Activities
Net cash provided by operating activities increased $555 million during the nine months ended September 27, 2020 compared to the same period in 2019. The increase was primarily due to a lower use of cash related to working capital, and the deferral of tax payments. The $575 million improvement in cash flows related to working capital (defined as receivables, contract assets, and inventories less accounts payable and contract liabilities) was primarily attributable to liquidation of inventories (primarily classified programs at Aeronautics and Sikorsky helicopter programs at RMS), and timing of production and billing cycles affecting contract assets and contract liabilities (primarily the integrated air and missile defense programs at MFC and the F-35 program at Aeronautics), partially offset by timing of cash payments for accounts payable (primarily RMS). During the nine months ended September 27, 2020, we made net cash tax payments of approximately $865 million compared to net cash tax payments of approximately $690 million for the nine months ended September 29, 2019.
In addition, net cash provided by operating activities for the nine months ended September 27, 2020 included the receipt of approximately $1.1 billion of net accelerated progress payments due to the U.S. Government's increase in the progress payment rate from 80% to 90%, and the deferral of $315 million for the employer portion of payroll taxes to 2021 and 2022 pursuant to the CARES Act. We used the accelerated progress payments from the U.S. Government plus cash on hand to accelerate $1.8 billion of payments to our suppliers as of September 27, 2020 that are due by their terms in future periods.

Investing Activities
Net cash used for investing activities increased $214 million during the nine months ended September 27, 2020 compared to the same period in 2019. Capital expenditures totaled $1.0 billion and $841 million during the nine months ended September 27, 2020 and September 29, 2019. The majority of our capital expenditures were for equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.
Financing Activities
Net cash used for financing activities was $3.3 billion during the nine months ended September 27, 2020, compared to $3.3 billion during the same period in 2019. Net cash used for financing activities during the nine months ended September 27, 2020 was primarily driven by dividend payments and share repurchases. During the nine months ended September 29, 2019 we also made net repayments of $600 million for commercial paper.
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
During the nine months ended September 27, 2020 and September 29, 2019, we paid dividends totaling $2.0 billion ($7.20 per share) and $1.9 billion ($6.60 per share). In addition, we repurchased 3.0 million shares of our common stock during the nine months ended September 27, 2020 for $1.1 billion, which includes the $500 million paid in the first quarter of 2020 to repurchase 1.4 million shares pursuant to the accelerated share repurchase (ASR) agreement. During the nine months ended September 29, 2019, we purchased 2.2 million shares of our common stock for $718 million, some of which was settled subsequent to the end of the third quarter.
Capital Resources

At September 27, 2020, we held cash and cash equivalents of $3.6 billion that was generally available to fund ordinary business operations without significant legal, regulatory, or other restrictions.

At September 27, 2020, we also had a $2.5 billion revolving credit facility with various banks that is available for general corporate purposes with an expiration date of August 24, 2024. The undrawn portion of the credit facility also serves as a backup facility for the issuance of commercial paper. The total amount outstanding at any point in time under the combination of our commercial paper program and the credit facility cannot exceed the amount of the credit facility. We may request and the banks may grant, at their discretion, an increase in the borrowing capacity under the credit facility of up to an additional $500 million. There were no borrowings outstanding under the credit facility at September 27, 2020.

We have agreements in place with financial institutions to provide for the issuance of commercial paper. The outstanding balance of commercial paper can fluctuate daily and the amount outstanding during the period may be greater than or less than the amount reported at the end of the period. There were no commercial paper borrowings outstanding as of September 27, 2020 and December 31, 2019. We may, as conditions warrant, from time to time issue commercial paper backed by our credit facility to manage the timing of cash flows. However, as described under Item 1A, Risk Factors, depending on market conditions, commercial paper may not be available on favorable terms or at all.

Our outstanding debt, net of unamortized discounts and issuance costs was $12.7 billion as of September 27, 2020 and mainly is in the form of publicly-issued notes that bear interest at fixed rates. The outstanding debt at September 27, 2020 is inclusive of the issuance of $1.2 billion in aggregate principal amount of senior unsecured notes in May 2020 and the June 2020 redemption of $750 million of the outstanding $1.25 billion in aggregate principal amount of our 2.50% Notes due 2020 and $400 million of the outstanding $900 million in aggregate principal amount of our 3.35% Notes due 2021, as described in “Note 10 – Other” included in our Notes to Consolidated Financial Statements. As of September 27, 2020, we had $500 million of borrowings scheduled to mature in November 2020 and an additional $500 million of borrowings scheduled to mature in September 2021 with the remainder of our debt due from 2022 to 2052. On September 16, 2020 we gave notice of the early redemption of the outstanding $500 million of 2.50% Notes due November 2020 at par on October 23, 2020 as permitted by the terms of the Notes. As of September 27, 2020, we were in compliance with all covenants contained in our debt and credit agreements. Other than the debt issuance and redemption, described in “Note 10 – Other” included in our Notes to Consolidated Financial Statements, there were no material changes during the quarter or nine months ended September 27, 2020 to our contractual commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Form 10-K that were outside the ordinary course of our business.
On occasion, our customers may seek deferred payment terms to purchase our products. In connection with these transactions, we may, at our customer’s request, enter into arrangements for the non-recourse sale of customer receivables to unrelated third-party financial institutions. For accounting purposes, these transactions are not discounted and are treated as a sale of receivables as we have no continuing involvement. The sale proceeds from the financial institutions are reflected in our operating cash flows on the statement of cash flows. We sold customer receivables of $160 million and $427 million during the quarter and nine months ended September 27, 2020 and $80 million and $280 million during the quarter and nine months ended September 29, 2019. There were no gains or losses related to sales of these receivables.
Our total equity was $5.0 billion at September 27, 2020, an increase of $1.8 billion from December 31, 2019. The increase was primarily attributable to net earnings of $5.0 billion and amortization of $330 million in pension and other postretirement benefit plan expense. These increases were partially offset by dividends declared of $2.8 billion and the repurchase of 3.0 million shares for $1.1 billion.
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
During the first half of 2020, the F-35 program completed several milestones both domestically and internationally. The U.S. Government continued testing the aircraft, including ship trials, mission and weapons systems evaluations, and the F-35 fleet recently surpassed 325,000 flight hours. During the third quarter of 2020, the U.S. Government awarded the production of 18 F-35 Block Buy aircraft in addition to the 448 aircraft previously awarded. Since program inception, we have delivered 569 production F-35 aircraft, demonstrating the F-35 program’s continued progress and longevity. The first 569 F-35 aircraft delivered to U.S. and international customers include 404 F-35A variants, 121 F-35B variants, and 43 F-35C variants. The full-rate production decision, also known formally as Milestone C, is expected to be delayed by the DoD until Initial Operational Test and Evaluation (IOT&E) activities are complete in the Naval Air Systems Command (NAVAIR)-led Joint Simulation Environment (JSE). The JSE is used to conduct simulated evaluations of the F-35 in a range of high-threat scenarios. The data will be utilized by the U.S. Government as part of their evaluation to transition the F-35 program from Low Rate Initial Production (LRIP) into full-rate production.
During the third quarter of 2020, we delivered 31 production aircraft to our U.S. and international partner countries, and we have 398 production aircraft in backlog, including orders from our international partner countries.
In response to COVID-19 F-35 supplier delays and in conjunction with the F-35 Joint Program Office, we have tapered our production rate, and we anticipate resuming a pre-COVID-19 production rate in 2021. We estimate production delays of approximately 18-24 aircraft in 2020. See the discussion in Business Overview - COVID-19 and Item 1A, Risk Factors.

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

Postretirement Benefit Plans
We measure our net obligations related to our postretirement benefit plans annually at year end, which are largely dependent upon several key economic and actuarial assumptions. If we assume a discount rate at the end of 2020 of 2.50% (a 75 basis point decrease from the end of 2019), a 7.00% return on plan assets in 2020, and a 7.00% expected long-term rate of return on plan assets in future years among other assumptions, we expect the total net 2021 FAS/CAS pension benefit to be approximately $2.1 billion. With these assumptions, we expect the amount of the qualified defined benefit pension plan obligation to be recorded at the end of 2020 to increase, resulting in a non-cash, after-tax decrease in stockholders’ equity of approximately $3.9 billion.

A change of plus or minus 25 basis points to the assumed discount rate, with all other assumptions held constant, would result in an incremental non-cash, after-tax increase or decrease to equity at the end of 2020 of approximately $1.3 billion, with a corresponding incremental increase or decrease of approximately $15 million to the estimated net 2021 FAS/CAS pension benefit.

A change of plus or minus 100 basis points to the return on plan assets in 2020 only, with all other assumptions held constant, would result in an incremental non-cash, after-tax increase or decrease to equity at the end of 2020 of approximately $280 million, with a corresponding incremental increase or decrease of approximately $15 million to the estimated net 2021 FAS/CAS pension benefit.

We expect to make contributions of approximately $1.0 billion to our qualified defined benefit pension plans in 2021 and anticipate recovering approximately $2.1 billion of CAS pension cost.

Accounting for postretirement benefit plans under GAAP requires that the amounts we record are computed using actuarial valuations. These valuations utilize many assumptions, including those we make regarding financial markets and other economic conditions and longevity. Changes in those annual assumptions can impact our total equity at any given year end, and the amount of expense we record for our postretirement benefits plans in the following year. We will finalize the postretirement benefit plan assumptions and determine the 2020 actual return on plan assets on December 31, 2020. The final assumptions and the actual investment returns for 2020 may differ materially from those discussed above.

Please refer to our critical accounting policies under the caption “Postretirement Benefit Plans” in our 2019 Annual Report on Form 10-K for a more detailed discussion of the significant assumptions we must make, in addition to information regarding our ability to recover our pension costs in the pricing of our contracts.
Goodwill and Intangible Assets
The carrying value of our Sikorsky reporting unit included goodwill of $2.7 billion, an indefinite-lived trademark intangible asset of $887 million, and finite-lived customer program intangible assets of $2.1 billion as of September 27, 2020. In the fourth quarter of 2019, we performed our annual impairment test for goodwill and indefinite-lived trademark intangible asset. We were not required to test the finite-lived program intangible asset because there were no indicators of a possible impairment. As of the date of our 2019 annual impairment test, we estimated that the fair value of our Sikorsky reporting unit exceeded its carrying value for goodwill by a margin of approximately 40% and the fair value of the intangible asset exceeded its carrying value by a margin of approximately 10%.
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
ITEM 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 27, 2020. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of September 27, 2020.
There were no changes in our internal control over financial reporting during the quarter ended September 27, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•the accuracy of our estimates and projections and the potential impact of changes in U.S. or foreign tax laws;
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
•procurement and other regulations and policies affecting our industry, including federal rules prohibiting the use of certain Chinese telecommunications equipment, export of our products, cost allowability or recovery, preferred contract type, and performance and progress payments policy, including a reversal or modification to the DoD’s increase to the progress payment rate in response to COVID-19;
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
The global outbreak of the coronavirus disease 2019 (COVID-19) was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has negatively affected the U.S. and global economies, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place” and quarantine restrictions, and created significant disruption of the financial markets. The pandemic has presented unprecedented business challenges, and we have experienced impacts in each of our business areas related to COVID-19, primarily in increased coronavirus-related costs, delays in supplier deliveries, impacts of travel restrictions, site access and quarantine requirements, and the impacts of remote work and adjusted work schedules. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our programs in the expected timeframe, remains uncertain and will depend on future pandemic related developments, including the duration of the pandemic and any potential subsequent waves of COVID-19 infection, and related government actions to prevent and manage disease spread, all of which are uncertain and cannot be predicted. The long-term impacts of COVID-19 on government budgets and other funding priorities, including international priorities, that impact demand for our products and services and our business are also difficult to predict.
In accordance with the Department of Homeland Security’s identification of the Defense Industrial Base as a critical infrastructure sector in March 2020, our U.S. production facilities have continued to operate in support of essential products and services required to meet national security commitments to the U.S. Government and the U.S. military. Although we are designated as a critical infrastructure workforce, operations have been adjusted in response to the pandemic, including, most significantly, a reduction in the F-35 production rate primarily due to supplier delays. The reduction is expected to delay 2020 F-35 deliveries by 18-24 aircraft. Due to the supplier delays, we implemented a temporary schedule adjustment for the F-35 production workforce in Fort Worth, Texas. While the F-35 production workforce resumed their pre-COVID-19 work schedule in the third quarter, staffing levels at our facilities, our customer facilities, and our supplier facilities have and could continue to fluctuate as a result of COVID-19, which could negatively impact our business. In addition, countries other than the U.S. have different responses to the pandemic that can affect our international operations and the operations of our suppliers and customers. Base closures, travel restrictions, and quarantine requirements both within and outside the U.S. have affected our normal operations and resulted in some schedule delays and future or prolonged occurrences of these could adversely affect our ability to achieve future contract milestones and our results of operations.
The U.S. Government has taken actions in response to COVID-19 to increase the progress payment rates in new and existing contracts and accelerate contract awards to provide cash flow and liquidity for companies in the Defense Industrial Base, including large prime contractors like Lockheed Martin and smaller suppliers. We continue to proactively monitor our supply chain and have implemented multiple actions to help mitigate the effects of COVID-19, including accelerating payments to suppliers within our global supply base as a result of the actions taken by the DoD in changing the progress payment policy. We plan to continue to accelerate payments to the supply chain for the remainder of the year in order to mitigate COVID-19 risks, prioritizing impacted suppliers and small businesses. As described in Item 1A, Risk Factors of our Annual Report on Form 10-K, we rely on other companies and the U.S. Government to provide materials, major components and products, and to perform a portion of the services that are provided to our customers under the terms of most of our contracts. Many of these suppliers also supply parts for commercial aviation businesses which have been more significantly impacted by the pandemic due to the impacts on these markets. Global supply chain disruption caused by the response to COVID-19 has impacted some of our programs and could impact our ability to perform on our contracts. We have identified a number of suppliers that have had potential delivery impacts due to COVID-19 and are working to manage those impacts. However, if we are not able to implement alternatives or other mitigations, deliveries and other milestones on affected programs could be adversely impacted.
Delays in inspection, acceptance and payment by our customers, many of whom are teleworking, could also affect our sales and cash flows. This is particularly an issue with respect to classified work that is unable to be done remotely. Limitations on government operations can also impact regulatory approvals such as export licenses that are needed for international sales and deliveries. In addition, we could experience delays in new program starts or awards of future work as well as the uncertain impact of contract modifications to respond to the national emergency. Current limitations on travel to customers could impact international orders. We have been granted some travel exemptions to allow us to continue certain activities but we have no assurance that they will continue or additional restrictions will not be imposed. If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, absenteeism, government actions, facility closures, travel restrictions or other restrictions due to COVID-19, our operations will be impacted and this could create risks to the effectiveness of our internal controls. Additionally, we have not previously experienced such a significant portion of our workforce working remotely for a prolonged period, so its effects on our long-term operations are unknown. The impact of COVID-19 could worsen depending on the duration and spread of the COVID-19 outbreak or potential subsequent waves of COVID-19 infection in affected regions after they have begun to experience improvement.
Coronavirus-related costs for us and our suppliers are significant and we are seeking reimbursement of coronavirus-related costs under our U.S. Government contracts through a combination of equitable adjustments to the contract price and reimbursement of the costs under Section 3610 of the Coronavirus Aid, Relief and Economic Security Act (CARES Act), which allows federal agencies to reimburse contractors at the minimum applicable contract billing rate for costs arising from certain paid leave, including sick leave, a contractor provides to keep its employees or subcontractors in a ready state, as well as to protect the life and safety of government and contractor personnel from March 27, 2020 through December 11, 2020. Reimbursement of any costs under Section 3610 of the CARES Act increases sales, but is not expected to be at a profit or fee and so would have the effect of reducing our margins in future periods. These cost increases, including costs for employees whose jobs cannot be performed remotely and for certain costs incurred prior to March 27, 2020, may not be fully recoverable under our contracts, particularly fixed-price contracts, or adequately covered by insurance. We also have no assurance that Congress will appropriate funds to cover the reimbursement of defense contractors authorized by the CARES Act, which could reduce funds available for other U.S. Government defense priorities.
The continued spread of COVID-19 has also led to disruption and volatility in the global capital markets, which depending on future developments could impact our capital resources and liquidity in the future. From time to time, we have used commercial paper backed by our revolving credit facility to manage the timing of cash flows. The commercial paper market was temporarily disrupted in March 2020 as a result of COVID-19, and while these markets are currently operating in a normal manner, depending on future market conditions and volatility, commercial paper may not be available on favorable terms or at all, or in the capacity desired. COVID-19 has also caused volatility in the equity capital markets and the investment returns on our pension assets. As described in Item 1A, Risk Factors of our Annual Report on Form 10-K, changes in returns on plan assets may affect our plan funding, cash flows and stockholders’ equity. We are also monitoring the impacts of COVID-19 on the fair value of our assets. While we do not currently anticipate any material impairments on our assets as a result of COVID-19, future changes in expectations for sales, earnings and cash flows related to intangible assets and goodwill below our current projections could cause these assets to be impaired. As disclosed in Item 1A, Risk Factors of our Annual Report on Form 10-K, the carrying value and fair value of our Sikorsky reporting unit are closely aligned and any business deterioration, contract cancellations or terminations, or market pressures could cause our sales, earnings and cash flows to decline below our current projections and could cause goodwill and intangibles to be impaired.
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
On July 14, 2020, the People’s Republic of China (China) announced it may impose sanctions against Lockheed Martin in response to a recent Congressional Notification of the potential Foreign Military Sale of Repair and Recertification Patriot Advanced Capability-3 (PAC-3) Missiles to Taiwan. Foreign Military Sales are government-to-government transactions, and we work closely with the U.S. Government on any military sales to international customers. We will continue to follow official U.S. Government guidance as it relates to sales to Taiwan and do not see a material impact on Lockheed Martin sales at this time. China has not specified the nature of any such sanctions, but could seek to restrict our commercial sales or supply chain, including our supply of rare earth or other raw materials, and could also impose sanctions on our suppliers, teammates or partners. As further described in Item 1A, Risk Factors of our Annual Report on Form 10-K, we rely on other companies to provide materials, major components and products, and to perform a portion of the services that are provided to our customers, which involve risks, and some raw materials required for our products are largely controlled by a single country and, therefore, can be adversely affected by potential trade actions involving that country. The nature, timing and potential impact of any sanctions that may be imposed by China or any other related actions that may be taken cannot be determined at this time.
We continue to evaluate the potential effect of the United Kingdom’s (UK) departure from the European Union (EU) (commonly referred to as Brexit) on our business operations and financial results. We anticipate that the most probable near-term effects are likely to reflect the pressure Brexit is placing on the UK government, which may influence the government’s ability to make decisions on large complex programs of the type we perform. Brexit also may have adverse implications on the movement of products or sustainment activities between the UK and EU or may increase costs. Additionally, Brexit may impact the value of the pound sterling. If the pound sterling were to remain depressed against the U.S. dollar, this could negatively impact the ability of the UK government to afford our products and services. While we have operations in the UK and these operations have activity between the UK and the EU (e.g., sales, supply chain, or reliance on personnel), we currently do not anticipate that Brexit will have a material impact on our operations or our financial results. Additionally, our practice is to substantially hedge our transactional currency exposure and, therefore, we do not have material currency transaction exposure to the pound sterling or the euro.
International sales also may be affected by actions taken by the U.S. Government in the exercise of foreign policy, Congressional oversight or the financing of particular programs. For example, Congress may act to prevent or impose conditions upon the sale or delivery of our products, such as delays in obtaining Congressional approvals for exports requiring Congressional notification to the Kingdom of Saudi Arabia and Turkey and potential sanctions on those or other countries. Our international business also may be impacted by changes in foreign national priorities, foreign government budgets, global economic conditions, and fluctuations in foreign currency exchange rates. Sales of military products are also affected by defense budgets and U.S. foreign policy, including trade restrictions and disputes, and there could be significant delays or other issues in reaching definitive agreements for announced programs and international customer priorities could change. Additionally, the timing of orders from our international customers can be less predictable than for our U.S. customers and may lead to fluctuations in the amount reported each year for our international sales.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the quarter ended September 27, 2020.
The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended September 27, 2020.

Period (a)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
				(in millions)
July 1, 2020 – July 26, 2020	163,514	$363.74	163,220	$1,711
July 27, 2020 – August 30, 2020	1,262	$386.62	—	$1,711
August 31, 2020 – September 27, 2020	161	$390.26	—	$3,011
Total(c)	164,937	$363.94	163,220

(a)We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, July 26, 2020 was the last day of our July 2020 fiscal month.
(b)In October 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. From time to time, our Board of Directors authorizes increases to our share repurchase program. The total remaining authorization for future common share repurchases under our share repurchase program was $3.0 billion as of September 27, 2020, including a $1.3 billion increase to the program authorized by our Board of Directors on September 25, 2020. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans, including accelerated share repurchases. The program does not have an expiration date.
(c)During the quarter ended September 27, 2020, the total number of shares purchased included 1,717 shares that were transferred to us by employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the program.

ITEM 6. Exhibits

Exhibit No.	Description

10.1	Amendment No. 3 to Lockheed Martin Corporation Executive Severance Plan, as amended and restated effective December 1, 2016

10.2	Amendment to Outstanding Long-Term Incentive Performance and Performance Stock Unit Award Agreements

15	Acknowledgment of Independent Registered Public Accounting Firm

31.1	Certification of James D. Taiclet pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Kenneth R. Possenriede pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of James D. Taiclet and Kenneth R. Possenriede pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: October 22, 2020	By: /s/ Brian P. Colan
Brian P. Colan
Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)