Form 10-K
period 2020-12-31
LOCKHEED MARTIN CORP
filed 2021-01-28
CIK 936468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Large accelerated filer ☒ Accelerated filer ☐ Non–accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the last sales price of such stock, as of the last business day of the registrant’s most recently completed second fiscal quarter, which was June 26, 2020, was approximately $99.3 billion.
There were 280,103,431 shares of our common stock, $1 par value per share, outstanding as of January 22, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Lockheed Martin Corporation’s 2021 Definitive Proxy Statement are incorporated by reference into Part III of this Form 10‑K. The 2021 Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Lockheed Martin Corporation
Form 10-K
For the Year Ended December 31, 2020

PART I
ITEM  1.    Business
General
We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics, system integration and cybersecurity services. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. In 2020, 74% of our $65.4 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 64% from the Department of Defense (DoD)), 25% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government) and 1% were from U.S. commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security and information technology, including cybersecurity.
We operate in an environment characterized by both complexity in global security and continuing economic pressures in the U.S. and globally. A significant component of our strategy in this environment is to focus on program execution, improving the quality and predictability of the delivery of our products and services, and placing security capability quickly into the hands of our U.S. and international customers at affordable prices. Recognizing that our customers are resource constrained, we are endeavoring to develop and extend our portfolio domestically in a disciplined manner with a focus on adjacent markets close to our core capabilities, as well as growing our international sales. We continue to focus on affordability initiatives. We also expect to continue to innovate and invest in technologies to fulfill new mission requirements for our customers, including through acquisitions, and invest in our people so that we have the technical skills necessary to succeed.
We operate in four business segments: Aeronautics, Missiles and Fire Control (MFC), Rotary and Mission Systems (RMS) and Space. We organize our business segments based on the nature of the products and services offered.
Strategic Action
On December 20, 2020, we entered into an agreement to acquire Aerojet Rocketdyne Holdings, Inc. (Aerojet Rocketdyne). We currently expect the transaction to close in the second half of 2021, subject to the satisfaction of customary closing conditions, including regulatory approvals and approval by Aerojet Rocketdyne’s stockholders. For more information regarding the proposed transaction, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 2 – Strategic Action included in our Consolidated Financial Statements and Item 1A - Risk Factors.
Aeronautics
In 2020, our Aeronautics business segment generated net sales of $26.3 billion, which represented 40% of our total consolidated net sales. Aeronautics’ customers include the military services, principally the U.S. Air Force and U.S. Navy, and various other government agencies of the U.S. and other countries, as well as commercial and other customers. In 2020, U.S. Government customers accounted for 69% and international customers accounted for 31% of Aeronautics’ net sales. Net sales from Aeronautics’ combat aircraft products and services represented 33% of our total consolidated net sales in 2020 and 32% in both 2019 and 2018.
Aeronautics is engaged in the research, design, development, manufacture, integration, sustainment, support and upgrade of advanced military aircraft, including combat and air mobility aircraft, unmanned air vehicles and related technologies. Aeronautics’ major programs include:
•F-35 Lightning II Joint Strike Fighter - international multi-role, multi-variant, fifth generation stealth fighter;
•C-130 Hercules - international tactical airlifter;
•F-16 Fighting Falcon - low-cost, combat-proven, international multi-role fighter; and
•F-22 Raptor - air dominance and multi-role fifth generation stealth fighter.
The F-35 program is our largest program, generating 28% of our total consolidated net sales, as well as 69% of Aeronautics’ net sales in 2020. The F-35 program consists of multiple development, production and sustainment contracts. Development is focused on modernization of F-35’s capability and addressing emerging threats. Sustainment provides logistics and training support for the aircraft delivered to F-35 customers.
Production of the aircraft is expected to continue for many years given the U.S. Government’s current inventory objective of 2,456 aircraft for the U.S. Air Force, U.S. Marine Corps and U.S. Navy; commitments from our seven international partner countries and six international customers; as well as expressions of interest from other countries. In 2020, we delivered

120 aircraft, including 46 to international customers, resulting in total deliveries of 611 production aircraft since program inception. This was a decrease from 134 aircraft delivered in the year ended December 31, 2019 due to the impacts of coronavirus disease 2019 (COVID-19) on the F-35 production rate in 2020 and we expect the production rate in 2021 to continue to be impacted by COVID-19. We have 356 production aircraft in backlog as of December 31, 2020, including orders from our international partner countries. For additional information on the F-35 program, see “Status of the F‑35 Program” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. See also Item 1A - Risk Factors for a discussion of risks related to the F-35 program.
Aeronautics produces and provides support and sustainment services for the C-130J Super Hercules, as well as upgrades and support services for the legacy C-130 Hercules worldwide fleet. We delivered 22 C-130J aircraft in 2020. We have 87 aircraft in our backlog as of December 31, 2020. Our C-130J backlog extends into 2025.
Aeronautics produces F-16 aircraft for international customers and continues to provide service-life extension, modernization and other upgrade programs for our customers’ F‑16 aircraft, with existing contracts continuing for several years. In 2020, the U.S. Government awarded contracts for new production F-16 Block 70/72 aircraft for Taiwan (66 aircraft) and Bulgaria (8 aircraft). As of December 31, 2020, we have 128 F-16 aircraft in backlog. We continue to seek international opportunities to deliver additional aircraft.
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
In addition to the aircraft programs discussed above, Aeronautics is involved in advanced development programs incorporating innovative design and rapid prototype applications. Our Advanced Development Programs (ADP) organization, also known as Skunk Works®, is focused on future systems, including unmanned and manned aerial systems and next generation capabilities for hypersonics, intelligence, surveillance, reconnaissance, situational awareness and air mobility. We continue to explore technology advancement and insertion into our existing aircraft. We also are involved in numerous network-enabled activities that allow separate systems to work together to increase effectiveness and we continue to invest in new technologies to maintain and enhance competitiveness in military aircraft design, development and production.
Missiles and Fire Control
In 2020, our MFC business segment generated net sales of $11.3 billion, which represented 17% of our total consolidated net sales. MFC’s customers include the military services, principally the U.S. Army, and various government agencies of the U.S. and other countries, as well as commercial and other customers. In 2020, U.S. Government customers accounted for 75% and international customers accounted for 25% of MFC’s net sales.
MFC provides air and missile defense systems; tactical missiles and air-to-ground precision strike weapon systems; logistics; fire control systems; mission operations support, readiness, engineering support and integration services; manned and unmanned ground vehicles; and energy management solutions. MFC also has contracts with the U.S. Government for various classified programs. MFC’s major programs include:
•The Patriot Advanced Capability-3 (PAC-3) and Terminal High Altitude Area Defense (THAAD) air and missile defense programs. PAC-3 is an advanced defensive missile for the U.S. Army and international customers designed to intercept and eliminate incoming airborne threats using kinetic energy. THAAD is a transportable defensive missile system for the U.S. Government and international customers designed to engage targets both within and outside of the Earth’s atmosphere.
•The Multiple Launch Rocket System (MLRS), Hellfire, Joint Air-to-Surface Standoff Missile (JASSM) and Javelin tactical missile programs. MLRS is a highly mobile, automatic system that fires surface-to-surface rockets and missiles from the M270 and High Mobility Artillery Rocket System platforms produced for the U.S. Army and international customers. Hellfire is an air-to-ground missile used on rotary and fixed-wing aircraft, which is produced for the U.S. Army, Navy, Marine Corps and international customers. JASSM is an air-to-ground missile launched from fixed-wing aircraft, which is produced for the U.S. Air Force and international customers. Javelin is a shoulder-fired anti-armor rocket system, which is produced for the U.S. Army, Marine Corps and international customers.
•The Apache, Sniper Advanced Targeting Pod (SNIPER®) and Infrared Search and Track (IRST21®) fire control systems programs. The Apache fire control system provides weapons targeting capability for the Apache helicopter for the U.S. Army and international customers. SNIPER is a targeting system for several fixed-wing aircraft and is produced for the U.S. Air Force and international customers. IRST21 provides long-range infrared detection and tracking of airborne threats and is used on several fixed-wing aircraft. IRST21 is produced for the U.S. Air Force, the U.S. Navy, the National Guard and international customers.
•The Special Operations Forces Global Logistics Support Services (SOF GLSS) program, which provides logistics support services to the special operations forces of the U.S. military.
•Hypersonics programs, which include several programs with the U.S. Air Force and U.S. Army to design, develop and build hypersonic strike weapons.

Rotary and Mission Systems
In 2020, our RMS business segment generated net sales of $16.0 billion, which represented 25% of our total consolidated net sales. RMS’ customers include the military services, principally the U.S. Navy and Army, and various government agencies of the U.S. and other countries, as well as commercial and other customers. In 2020, U.S. Government customers accounted for 72%, international customers accounted for 25% and U.S. commercial and other customers accounted for 3% of RMS’ net sales. Net sales from RMS’ Sikorsky helicopter programs represented 9% of our consolidated net sales in 2020 and 2019, and 10% in 2018.
RMS designs, manufactures, services and supports various military and commercial helicopters, surface ships, sea and land-based missile defense systems, radar systems, sea and air-based mission and combat systems, command and control mission solutions, cyber solutions, and simulation and training solutions. RMS’ major programs include:
•Integrated warfare systems and sensors (IWSS) programs such as Aegis Combat System (Aegis) programs that serve as an air and missile defense system for the U.S. Navy and international customers and is also a sea and land-based element of the U.S. missile defense system, and the Littoral Combat Ship (LCS) and Multi-Mission Surface Combatant (MMSC) programs to provide surface combatant ships for the U.S. Navy and international customers that are designed to operate in shallow waters and the open ocean.
•Sikorsky programs such as those related to the Black Hawk® and Seahawk® helicopters which are in service with U.S. and foreign governments, the CH-53K King Stallion heavy lift helicopter serving the U.S. Marine Corps, the Combat Rescue Helicopter (CRH) utilized by the U.S. Air Force, and the VH-92A helicopter for the U.S. Marine One transport mission.
•Command, control, communications, computers, cyber, combat systems, intelligence, surveillance, and reconnaissance (C6ISR) programs such as the Command, Control, Battle Management and Communications (C2BMC) program to provide an air operations center for the Ballistic Missile Defense System for the U.S. Government, and undersea combat systems programs largely serving the U.S. Navy.
•Training and logistics solutions (TLS) programs such as those providing sustainment services and programs that provide simulators and associated training to U.S. military and foreign government customers.

Space
In 2020, our Space business segment generated net sales of $11.9 billion, which represented 18% of our total consolidated net sales. Space’s customers include the U.S. Air Force, U.S. Navy and various government agencies of the U.S. and other countries along with commercial customers. In 2020, U.S. Government customers accounted for 87% and international customers accounted for 13% of Space’s net sales. Net sales from Space’s satellite products and services represented 11% of our total consolidated net sales in 2020, 2019 and 2018.
Space is engaged in the research, design, development, engineering and production of satellites, space transportation systems, and strategic, advanced strike, and defensive systems. Space provides network-enabled situational awareness and integrates complex space and ground global systems to help our customers gather, analyze and securely distribute critical intelligence data. Space is also responsible for various classified systems and services in support of vital national security systems. Space’s major programs include:
•The Trident II D5 Fleet Ballistic Missile (FBM), a program with the U.S. Navy for the only submarine-launched intercontinental ballistic missile currently in production in the U.S.
•The Space Based Infrared System (SBIRS) and Next Generation Overhead Persistent Infrared (Next Gen OPIR) system programs, which provide the U.S. Air Force with enhanced worldwide missile warning capabilities.
•The Orion Multi-Purpose Crew Vehicle (Orion), a spacecraft for the National Aeronautics and Space Administration (NASA) utilizing new technology for human exploration missions beyond low earth orbit.
•Global Positioning System (GPS) III, a program to modernize the GPS satellite system for the U.S. Air Force.
•Hypersonics programs, which include several programs with the U.S. Army and U.S. Navy to design, develop and build hypersonic strike weapons.
•The Advanced Extremely High Frequency (AEHF) system, the next generation of highly secure communications satellites for the U.S. Air Force.

•The United Kingdom’s (UK) nuclear deterrent program operated by the AWE Management Limited (AWE) joint venture. On November 2, 2020, the UK Ministry of Defense (MOD) announced its intention to re-nationalize the program on June 30, 2021.

Competition
Our broad portfolio of products and services competes both domestically and internationally against products and services of other large aerospace and defense companies, numerous smaller competitors and, increasingly, non-traditional defense contractors. Changes within the industry we operate in, such as vertical integration by our peers, could negatively impact us. We often form teams with our competitors in efforts to provide our customers with the best mix of capabilities to address specific requirements. In some areas of our business, customer requirements are changing to encourage expanded competition. Principal factors of competition include the value of our products and services to the customer; technical and management capability; the ability to develop and implement complex, integrated system architectures; total cost of ownership; our demonstrated ability to execute and perform against contract requirements; and our ability to provide timely and cost effective solutions. Technological advances in such areas as additive manufacturing, data analytics, digital engineering, artificial intelligence, advanced materials, autonomy and robotics, and new business models such as commercial access to space are enabling new factors of competition for both traditional and non-traditional competitors.
The competition for international sales is generally subject to U.S. Government stipulations (e.g., export restrictions, market access, technology transfer, industrial cooperation and contracting practices). We may compete against U.S. and non-U.S. companies (or teams) for contract awards by international governments. International competitions also may be subject to different laws or contracting practices of international governments that may affect how we structure our bid for the procurement. In many international procurements, the purchasing government’s relationship with the U.S. and its industrial cooperation programs are important factors in determining the outcome of a competition. It is common for international customers to require contractors to comply with their industrial cooperation regulations, sometimes referred to as offset requirements, and we have entered into foreign offset agreements as part of securing some international business. For more information concerning offset agreements, see “Contractual Commitments and Off-Balance Sheet Arrangements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 1A - Risk Factors.
Intellectual Property
We routinely apply for and own a substantial number of U.S. and foreign patents and trademarks related to the products and services we provide. In addition to owning a large portfolio of patents and trademarks, we develop and own other intellectual property, including copyrights, trade secrets and research, development and engineering know-how, which contribute significantly to our business. We also license intellectual property to and from third parties. The Federal Acquisition Regulation (FAR) and Defense Federal Acquisition Regulation Supplement (DFARS) provide that the U.S. Government obtains certain rights in intellectual property, including patents, developed by us and our subcontractors and suppliers in performance of government contracts or with government funding. The U.S. Government may use or authorize others, including competitors, to use such intellectual property. See the discussion of matters related to our intellectual property within Item 1A - Risk Factors. Non-U.S. governments may also have certain rights in patents and other intellectual property developed in performance of our contracts for them. Although our intellectual property rights in the aggregate are important to the operation of our business, we do not believe that any existing patent, license or other intellectual property right is of such importance that its loss or termination would have a material adverse effect on our business taken as a whole.
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

We rely on other companies to provide materials, major components and products, and to perform a portion of the services that are provided to our customers under the terms of most of our contracts. A failure by one or more of these suppliers or subcontractors to provide the agreed-upon supplies or perform the agreed-upon services on a timely basis, according to specifications, or at all, may affect our ability to perform our obligations. While we believe we have taken appropriate measures to mitigate these risks, supplier disruptions, including as a result of COVID-19, could result in delays, increased costs, or reduced operating profits or cash flows. For more information on the risks related to our suppliers and raw materials, see Item 1A. Risk Factors.
No material portion of our business is considered to be seasonal. Various factors can affect the distribution of our sales between accounting periods, including the timing of government awards, the availability of government funding, product deliveries and customer acceptance.
Government Contracts and Regulations
Our business is heavily regulated. We contract with numerous U.S. Government agencies and entities, principally all branches of the U.S. military and NASA. We also contract with similar government authorities in other countries and they regulate our non-FMS international sales. Additionally, our commercial aircraft products are required to comply with U.S. and international regulations governing production and quality systems, airworthiness and installation approvals, repair procedures and continuing operational safety.
We must comply with, and are affected by, laws and regulations relating to the formation, administration and performance of U.S. Government and other governments’ contracts, including foreign governments. These laws and regulations, among other things:
•require certification and disclosure of all cost or pricing data in connection with certain types of contract negotiations;
•impose specific and unique cost accounting practices that may differ from U.S. generally accepted accounting principles (GAAP);
•impose acquisition regulations, which may change or be replaced over time, that define which costs can be charged to the U.S. Government, how and when costs can be charged, and otherwise govern our right to reimbursement under certain U.S. Government and foreign contracts;
•require specific security controls to protect U.S. Government controlled unclassified information and restrict the use and dissemination of information classified for national security purposes and the export of certain products, services and technical data; and compliance with cyber security regulations by our supply chain; and
•require the review and approval of contractor business systems, defined in the regulations as: (i) Accounting System; (ii) Estimating System; (iii) Earned Value Management System, for managing cost and schedule performance on certain complex programs; (iv) Purchasing System; (v) Material Management and Accounting System, for planning, controlling and accounting for the acquisition, use, issuing and disposition of material; and (vi) Property Management System.
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
Our operations are subject to and affected by various federal, state, local and foreign environmental protection laws and regulations regarding the discharge of materials into the environment or otherwise regulating the protection of the environment. While the extent of our financial exposure cannot in all cases be reasonably estimated, the costs of environmental compliance have not had, and we do not expect that these costs will have, a material adverse effect on our earnings, financial position and cash flow, primarily because substantially all of our environmental costs are allowable in establishing the price of our products and services under our contracts with the U.S. Government. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or cleanup to the extent that they are probable and estimable, see “Critical Accounting Policies - Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 15 – Legal Proceedings, Commitments and Contingencies” included in our Notes to Consolidated Financial Statements. See also the discussion of environmental matters within Item 1A - Risk Factors.
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
Human Capital Resources
Due to the specialized nature of our business, our performance depends on identifying, attracting, developing, motivating, and retaining a highly skilled workforce in multiple areas, including engineering, science, manufacturing, information technology, cybersecurity, business development and strategy and management. Our human capital management strategy, which we refer to as our people strategy, is tightly aligned with our business needs and technology strategy. During 2020, our human capital efforts were focused on accelerating the transformation of our technology for workforce management through investments in upgraded systems and processes, and continuing to increase our agility to meet the quickly changing needs of the business, considering the challenges of the global pandemic and social and political unrest. We use a variety of human capital measures in managing our business, including: workforce demographics; diversity metrics with respect to representation, attrition, hiring, promotions and leadership; and talent management metrics including retention rates of top talent and hiring metrics.
Workforce Demographics
As of December 31, 2020, we had a highly skilled workforce made up of approximately 114,000 employees, including approximately 60,000 engineers, scientists and information technology professionals. As of December 31, 2020, approximately 93% of our workforce was located in the U.S. and approximately 20% of our employees are covered by collective bargaining agreements with various unions. A number of our existing collective bargaining agreements expire in any given year. Historically, we have been successful in negotiating renewals to expiring agreements without any material disruption of operating activities, and management considers employee relations to be good.
Diversity and Inclusion
Diversity and inclusion is a business imperative for us, as we believe that it is key to our future success. We have focused our diversity and inclusion initiatives on employee recruitment, including investments in minority-serving institutions and outreach, employee training and development, such as efforts focused on expanding the diverse talent pipeline, and employee engagement, including through participation in our employee Business Resource Groups. Our Business Resource Groups are voluntary, employee-led groups that foster a diverse and inclusive workplace aligned with our organizational mission, values, goals and business practices. Through these and other focused efforts, we have improved the diversity of our overall U.S. workforce and within leadership positions, specifically in the representation of women, People of Color and People with Disabilities.

Employee Profile (as of December 31, 2020):

	Women(a)	People of Color(a)	Veterans(a)	People with Disabilities(a)
Overall	23%	28%	22%	9%
Executives(b)	22%	14%	21%	9%
(a)Based on employees who self-identify. Includes only U.S. employees and expatriates except for Women, which also includes local country nationals. Excludes casual workers, interns/co-ops and employees of certain subsidiaries and joint ventures.
(b)Executive is defined as director-level (one level below vice president) or higher.
Talent Acquisition, Retention and Development
We strive to hire, develop and retain the top talent in the industry. During 2020, we hired more than 11,000 employees, despite the challenges presented by the COVID-19 pandemic. An integral part of our people strategy is early career hiring through college and intern pipelines, particularly in technical fields. In addition to efforts focused on recruitment, we also monitor employee attrition across a broad array of categories and segments of the population, including with respect to diversity and top talent. Critical to attracting and retaining top talent is employee satisfaction, and we regularly conduct employee engagement surveys to gauge employee satisfaction and to understand the effectiveness of our employee and compensation programs. We attract and reward our employees by providing market competitive compensation and benefit practices, including incentives and recognition plans that extend to all levels in our organization. In addition, we invest in the development of our employees through trainings, apprenticeship programs, leadership development plans and offering tuition assistance programs for continuing education or industry certifications. This employee development helps to make us more competitive and also assists with leadership succession planning throughout the corporation.
Employee Safety and Health
Our safety and health program seeks to optimize our operations through targeted safety, health and wellness opportunities designed to ensure safe work conditions, a healthy work environment, promote workforce resiliency and enhance business value. As part of this program, we track employee health and safety measures, including quarterly and yearly targets related to the number of injury and illness incidents that occur, those incidents that result in days lost, and the number of days lost due to workplace injuries. During 2020, these metrics were negatively impacted by the absence from work and delays in the return to work related to the COVID-19 pandemic. In response to COVID-19, we took action to protect our employees’ safety and health, including by equipping employees with personal protective equipment, establishing minimum staffing and social distancing policies, sanitizing workspaces more frequently, adopting alternate work schedules and instituting other measures aimed at minimizing the transmission of COVID-19 while sustaining production and related services. In addition, we have implemented a flexible teleworking policy for employees who can meet our customer commitments remotely, and a significant portion of our workforce began teleworking in mid-March 2020 and were continuing to telework as of December 31, 2020. For more information on our response to COVID-19, see Management’s Discussion and Analysis of Financial Condition and Results of Operations.
For information on the risks related to our human capital resources, see Item 1A - Risk Factors.
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
Risks Related to our Reliance on Government Contracts

We depend heavily on contracts with the U.S. Government, including contracts related to the F-35 program, for a substantial portion of our business. Changes in the U.S. Government’s priorities and delays or reductions in spending could have a material adverse effect on our business.

We derived 74% of our total net sales from the U.S. Government in 2020, including 64% from the DoD. We expect to continue to derive most of our sales from work performed under U.S. Government contracts. Those contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal year (FY) basis even though contract performance may extend over many years. Consequently, contracts are often partially funded initially and additional funds are committed only as Congress makes further appropriations. If we incur costs in excess of funds obligated on a contract, we may be at risk for reimbursement of those costs unless and until additional funds are obligated to the contract.
The F-35 program, which consists of multiple development, production and sustainment contracts, is our largest program. It represented 28% of our total net sales in 2020. A decision by the U.S. Government or other governments to cut spending on this program or reduce or delay planned orders would have an adverse impact on our business and results of operations. Given the size and complexity of the F-35 program, we anticipate that there will be continual reviews related to aircraft performance, program schedule, cost, and requirements as part of the DoD, Congressional, and international partners’ oversight and budgeting processes. Current program challenges include, but are not limited to, supplier and partner performance (including COVID-19 related challenges), software development, the availability and receipt of funding for contracts on a timely basis, execution of future flight tests and findings resulting from testing and operating the aircraft, the level of cost associated with life-cycle operations and sustainment and warranties, continuing to reduce the unit production costs, and achieving cost targets.
Budget uncertainty, the risk of future budget cuts, the potential for U.S. government shutdowns, the use of continuing resolutions, and the federal debt ceiling can adversely affect our industry and the funding for our programs. If a government shutdown were to occur and were to continue for an extended period of time, we could be at risk of program cancellations and other disruptions and nonpayment. If the U.S. Government operates under a continuing resolution, new contract and program starts are restricted and funding for our programs may be unavailable, reduced or delayed. Shifting funding priorities, including COVID-19 related spending, or federal budget compromises, could also result in reductions in overall defense spending which could adversely impact our business. Our business could also be adversely impacted by reductions or delays in spending by non-U.S. government customers who are facing budget pressures.
We believe our diverse range of products and services generally make it less likely that cuts in any specific contract or program will affect our business on a long-term basis. However, termination of multiple or large programs or contracts could adversely affect our business and future financial performance. Changes in funding priorities may afford new or additional opportunities for our businesses in terms of existing, follow-on or replacement programs, but could also reduce opportunities in existing programs and in planned programs where we intend to compete. While we would expect to compete and be well positioned as the incumbent on existing programs, we may not be successful or, even if successful, the replacement programs may be funded at lower levels.
We are subject to a number of procurement laws and regulations, including the U.S. Government’s ability to terminate contracts for convenience. Our business and reputation could be adversely affected if we or those we do business with fail to comply with these laws.
We must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. Government contracts. Government contract laws and regulations affect how we do business with our customers and impose certain risks and costs on our business. A violation of these laws and regulations by us, our employees, others working on our behalf, a supplier or a joint venture partner could harm our reputation and result in the imposition of fines and penalties, the termination of our contracts, suspension or debarment from bidding on or being awarded contracts, loss of our ability to export products or perform services and civil or criminal investigations or proceedings. In addition, costs to comply with new government regulations can increase our costs, reduce our margins and affect our competitiveness.
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
Upon termination for convenience of a cost-reimbursable contract, we normally are entitled to reimbursement of allowable costs plus a portion of the fee, and allowable costs include our cost to terminate agreements with our suppliers and subcontractors. The amount of the fee recovered, if any, is related to the portion of the work accomplished prior to termination and is determined by negotiation. We attempt to ensure that adequate funds are available by notifying the customer when its estimated costs, including those associated with a possible termination for convenience, approach levels specified as being allotted to its programs. As funds are typically appropriated on a fiscal year basis, and because the costs of a termination for convenience may exceed the costs of continuing a program in a given fiscal year, programs occasionally do not have sufficient funds appropriated to cover the termination costs if the government were to terminate them for convenience. Under such circumstances, the U.S. Government could assert that it is not required to appropriate additional funding.
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
Additionally, our programs for the U.S. Government often operate for periods of time under Undefinitized Contract Actions (UCAs), which means that we begin performing our obligations before the terms, specifications or price are finally agreed to between the parties. The U.S. Government has the ability to unilaterally definitize contracts, which, absent a successful appeal, obligates us to perform under terms and conditions imposed by the U.S. Government. The U.S. Government has unilaterally definitized contracts with us in the past, most notably the F-35 LRIP 9 contract in 2016 and more recently two FMS F-16 upgrade proposals in 2020, and may do so in the future. The U.S. Government’s power to unilaterally definitize a contract can affect our ability to negotiate mutually agreeable contract terms and, if a contract is unilaterally imposed upon us, it may negatively affect our expected profit and cash flows on a program or impose burdensome terms.

Certain of our U.S. Government contracts span one or more base years and include multiple option years. The U.S. Government generally has the right not to exercise option periods and may decide not to exercise an option period for various reasons. The U.S. Government also may decide to exercise option periods for contracts under which it is expected that our costs may exceed the contract price or ceiling, which could result in losses or unreimbursed costs.
Evolving U.S. Government procurement policies and increased emphasis on cost over performance and rapid acquisition could adversely affect our business.
The U.S. Government could implement procurement policies that negatively impact our profitability or the ability to win new business. Changes in procurement policy favoring more incentive-based fee arrangements, different award fee criteria or government contract negotiation offers based upon the customer’s view of what our costs should be (as compared to our actual costs) may affect the predictability of our profit rates or make it more difficult to compete on certain types of programs. Our customers also may pursue non-traditional contract provisions or contract types in negotiation of contracts. The U.S. Government’s preference for fixed-price contracting has resulted in what we believe to be the inappropriate application of fixed-priced contracting methods to development programs. By their nature, the technical challenges, costs and timing of development programs are difficult to estimate and the use of fixed-price instead of cost-reimbursable contracts for such programs increases the financial risk to the contractor. This increased risk may lead to losses on fixed price development programs or may cause us not to bid on future fixed-price development programs, which could adversely affect our future growth prospects and financial performance. In addition, given the customer’s emphasis on cost, even if we effectively manage program life-cycle and sustainment costs and meet customer affordability targets, the customer may elect to recompete programs at the end of existing contracts, which may result in a lost business opportunity. From time to time, the U.S. Government also has proposed contract terms or taken positions that represent fundamental changes from historical practices or that we believe are inconsistent with the FAR or other laws and regulations and which could adversely affect our business.
The DoD also is increasingly pursuing rapid development and acquisition of new technologies through rapid acquisition pathways and procedures, including through other transaction authority agreements (OTAs). While OTAs do not currently represent a significant portion of our overall contracts (less than 2% of total backlog), in recent years the DoD has increased the frequency of use and size of OTAs and we expect this trend to continue in the future. OTAs are exempt from many traditional procurement laws, including the FAR, and may be used, subject to certain conditions, for research, prototype development and follow on production for a successful prototype. The conditions to award OTAs include, in certain instances, that a significant portion of the work under the OTA is performed by a non-traditional defense contractor or that a portion of the cost of the protype project is funded by non-governmental sources. If we cannot successfully adapt to the DoD’s rapid acquisition processes or if the DoD significantly increases the use of OTAs with non-traditional defense contractors or increasingly mandates cost sharing, then we may lose strategic new business opportunities in high-growth areas and our future performance and results could be adversely affected. Shorter life-cycle technologies rather than large platforms could also make our existing portfolio less competitive in the future.
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
Contracts for development programs with complex design and technical challenges are often cost-reimbursable. In these cases, the associated financial risks primarily relate to a reduction in fees and the program could be canceled if cost, schedule or technical performance issues arise. Other contracts included in our backlog are for the transition from development to production (e.g., LRIP contracts), which includes the challenge of starting and stabilizing a manufacturing production and test line while the final design is being validated and managing change in requirements or capabilities. These contracts frequently are cost-reimbursable or fixed-price incentive-fee contracts. Generally, if our costs exceed the contract target cost or are not allowable under the applicable regulations, we may not be able to obtain reimbursement for all costs and may have our fees reduced or eliminated. There are also contracts for production, as well as operations and maintenance of the delivered products, that have the challenge of achieving a stable production and delivery rate, while maintaining operability of the product after delivery. These contracts are primarily fixed-price. In addition, certain contracts associated with our Space business segment contain provisions that require us to forfeit fees, pay penalties, or provide replacement systems in the event of performance failure, which could negatively affect our earnings and cash flows.
Increased competition and bid protests in a budget-constrained environment may make it more difficult to maintain our financial performance and customer relationships.
A substantial portion of our business is awarded through competitive bidding. The U.S. Government increasingly has relied on competitive contract award types, including indefinite-delivery, indefinite-quantity and other multi-award contracts, which have the potential to create pricing pressure and to increase our costs by requiring us to submit multiple bids and proposals. Multi-award contracts require us to make sustained efforts to obtain task orders under the contract. Additionally, competitive bids that do not contain cost-realism evaluation criteria can lead to competitors taking aggressive pricing positions. The competitive bidding process entails substantial costs and managerial time to prepare bids and proposals for contracts that may not be awarded to us or may be split among competitors. The U.S. Government also may not award us large competitive contracts that we otherwise might have won in an effort to maintain a broader industrial base.
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
We are experiencing increased competition, including from emerging non-traditional competitors, while, at the same time, many of our customers are facing significant budget pressures, trying to do more with less by cutting costs, using fixed price contracts, deferring large procurements, identifying more affordable solutions, performing certain work internally rather than hiring contractors, and reducing product development cycles. If emerging competitors can offer faster or lower cost services and products at equivalent or even reduced capabilities, then we may lose new business opportunities or contract recompetes, which could adversely affect our future results. Our success in competing and remaining cost-competitive may depend on our ability to adopt and integrate new digital manufacturing and operating technologies and tools into our product lifecycles and processes. Furthermore, acquisitions in our industry, particularly vertical integration by tier-1 prime contractors, could also result in increased competition or limit our access to certain suppliers. To remain competitive, we must maintain consistently strong customer relationships, seek to understand customer priorities and provide superior performance, advanced technology solutions and services at an affordable cost with the agility that our customers require to satisfy their mission objectives in an increasingly price competitive environment.
Other Risks Related to our Operations

The effects of COVID-19 and other potential future public health crises, epidemics, pandemics or similar events on our business, operating results and cash flows are uncertain.

The global outbreak of the coronavirus disease 2019 (COVID-19) has negatively affected the U.S. and global economies, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place” and quarantine restrictions. The pandemic has presented unprecedented business challenges, and we have experienced impacts in each of our business areas related to COVID-19, primarily in increased coronavirus-related costs, delays in supplier deliveries, impacts of travel restrictions, site access and quarantine requirements, and the impacts of remote work and adjusted work schedules. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our programs in the expected timeframe, remains uncertain and will depend on future pandemic related developments, including the duration of the pandemic, any potential subsequent waves of COVID-19 infection, the effectiveness, distribution and acceptance of COVID-19 vaccines, and related government actions to prevent and manage disease spread, all of which are uncertain and cannot be predicted. The long-term impacts of COVID-19 on government budgets and other funding priorities, including international priorities, that impact demand for our products and services and our business are also difficult to predict.
In accordance with the Department of Homeland Security’s identification of the Defense Industrial Base as a critical infrastructure sector in March 2020, our U.S. production facilities have continued to operate during the pandemic, however, our operations have been adjusted in response to the pandemic, including, most significantly, a reduction in the F-35 production rate primarily due to supplier delays. Staffing levels at our facilities, our customer facilities, and our supplier facilities have and could continue to fluctuate as a result of COVID-19, which could negatively impact our business. In addition, countries other than the U.S. have different responses to the pandemic that can affect our international operations and the operations of our suppliers and customers. Base closures, travel restrictions, and quarantine requirements both within and outside the U.S. have affected our normal operations and resulted in some schedule delays and future or prolonged occurrences of these could adversely affect our ability to achieve future contract milestones and our results of operations.
As described in the risk factor below, we rely on other companies and the U.S. Government to provide materials, major components and products, and to perform a portion of the services that are provided to our customers under the terms of most of our contracts. Many of these suppliers also supply parts for commercial aviation businesses which have been more significantly impacted by the pandemic due to the impacts on these markets. Global supply chain disruption caused by the response to COVID-19 has impacted some of our programs and could impact our ability to perform on our contracts, in particular in instances where there is not a qualified second source of supply. We have identified a number of suppliers that have experienced delivery impacts due to COVID-19 and have been working to manage those impacts. However, if alternatives or other mitigations are not effective, deliveries and other milestones on affected programs could be adversely impacted.
Delays in inspection, acceptance and payment by our customers, many of whom are teleworking, could also affect our sales and cash flows. This is particularly an issue with respect to classified work that is unable to be done remotely. Limitations on government operations can also impact regulatory approvals such as export licenses that are needed for international sales and deliveries. In addition, we could experience delays in new program starts or awards of future work as well as the uncertain impact of contract modifications to respond to the pandemic. Limitations on travel to customers could impact international orders. We have been granted some travel exemptions to allow us to continue certain activities but we have no assurance that they will continue or additional restrictions will not be imposed. If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, absenteeism, government actions, facility closures, travel restrictions or other restrictions due to COVID-19, our operations will be impacted and this could create risks to the effectiveness of our internal controls. Additionally, we have not previously experienced such a significant portion of our workforce working remotely for a prolonged period, so its effects on our long-term operations are unknown. The impact of COVID-19 could worsen depending on the duration and spread of the COVID-19 pandemic or potential subsequent waves of COVID-19 infection in affected regions after they have begun to experience improvement.
Coronavirus-related costs for us and our suppliers are significant and we are seeking reimbursement of coronavirus-related costs under our U.S. Government contracts through a combination of equitable adjustments to the contract price and reimbursement of the costs under Section 3610 of the Coronavirus Aid, Relief and Economic Security Act (CARES Act), which allows federal agencies to reimburse contractors for certain COVID-19 related costs from March 27, 2020 through March 31, 2021. These cost increases, including costs for employees whose jobs cannot be performed remotely and for certain costs incurred prior to March 27, 2020, may not be fully recoverable under our contracts, particularly fixed-price contracts, or adequately covered by insurance. We also have no assurance that Congress will appropriate funds to cover the reimbursement of defense contractors authorized by the CARES Act, which could reduce funds available for other U.S. Government defense priorities.
The continued spread of COVID-19 has also led to disruption and volatility in the global capital markets, which depending on future developments could impact our capital resources and liquidity in the future and the investment returns on our pension assets. We are also monitoring the impacts of COVID-19 on the fair value of our assets. While we do not currently anticipate any material impairments on our assets as a result of COVID-19, future changes in expectations for sales, earnings and cash flows related to intangible assets and goodwill below our current projections could cause these assets to be impaired.
For more information on the effect of COVID-19 on our operations and our response to COVID-19, see Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Changes in the economic environment, including the COVID-19 pandemic, geopolitical events, defense budgets, trade sanctions and constraints on available financing, and the highly competitive and budget constrained environment in which we operate, may adversely affect the financial stability and viability of our contracting parties or their ability to meet their performance requirements or to provide needed supplies or services on a timely basis. Some scarce raw materials required for our products are largely controlled by a single country, including rare earth minerals that are largely controlled by China, and therefore can be adversely impacted by potential trade actions involving that country. Additionally, our efforts to increase the efficiency of our operations and improve the affordability of our products and services could negatively impact our ability to attract and retain suppliers. We must comply with specific procurement requirements which can limit the available suppliers and we do not have secondary suppliers for some supplies and the qualification of new or additional suppliers can under some circumstances take an extended period of time.
A failure, for whatever reason, by one or more of our contracting parties to provide the agreed-upon supplies or perform the agreed-upon services on a timely basis, according to specifications, or at all, may affect our ability to perform our obligations and require that we transition the work to other companies. Contracting party performance deficiencies may result in additional costs or delays in product deliveries and affect our operating results and could result in a customer terminating our contract for default or convenience. A default termination could expose us to liability and affect our ability to compete for future contracts and orders. A failure by our contracting parties to meet affordability targets could negatively affect our profitability, result in contract losses and affect our ability to win new business.
Our success depends, in part, on our ability to develop new technologies, products and services and efficiently produce and deliver existing products.
Many of the products and services we provide are highly engineered and involve sophisticated technologies with related complex manufacturing and system integration processes. Our customers’ requirements change and evolve regularly. Accordingly, our future performance depends, in part, on our ability to adapt to changing customer needs rapidly, identify emerging technological trends, develop and manufacture innovative products and services efficiently and bring those offerings to market quickly at cost-effective prices. This includes efforts to implement emerging digital and network technologies and capabilities. To advance our innovation, we may seek to collaborate with commercial entities that are not accustomed to government contracting and these entities may be unwilling to agree to the government’s customary terms, including those governing intellectual property. Due to the complex and often experimental nature of the products and services we offer, we may experience technical difficulties during the development of new products or technologies. These technical difficulties could result in delays and higher costs, which may negatively impact our financial results, and could divert resources from other projects, until such products or technologies are fully developed. See “Note 1 – Significant Accounting Policies” included in our Notes to Consolidated Financial Statements for further details about losses incurred on certain development programs. Additionally, there can be no assurance that our development projects will be successful or meet the needs of our customers.
Our competitors may also develop new technology, or offerings, or more efficient ways to produce existing products that could cause our existing offerings to become obsolete or that could gain market acceptance before our own competitive offerings. If we fail in our development projects or if our new products or technologies fail to achieve customer acceptance, we may be unsuccessful in procuring new contracts or winning all or a portion of next generation programs, and this could adversely affect our future performance and financial results. We also may not be successful in our efforts to grow in key areas such as hypersonics and mission systems, which could adversely affect our future performance.
International sales may pose different political, economic, regulatory, competition and other risks.
In 2020, 25% of our total net sales were from international customers. We have a strategy to continue to grow international sales, inclusive of sales of F-35 aircraft to our international partner countries and other countries. International sales are subject to numerous political and economic factors, budget uncertainty, regulatory requirements, significant competition, taxation, and other risks associated with doing business in foreign countries.
In international sales, we face substantial competition from both U.S. manufacturers and international manufacturers whose governments sometimes provide research and development assistance, marketing subsidies and other assistance for their products and services. Additionally, many of our competitors are also focusing on increasing their international sales.
Our international business is conducted through foreign military sales (FMS) contracted through the U.S. Government to international customers through which the U.S. Government purchases products or services from us on behalf of the foreign customer and by direct commercial sales (DCS) to such customers. In 2020, approximately 67% of our sales to international customers were FMS and about 33% were DCS. FMS contracts with the U.S. Government are subject to the FAR and the DFARS. In contrast, DCS transactions represent sales by us directly to international customers and are not subject to the FAR or the DFARS.
All sales to international customers are subject to U.S. and foreign laws and regulations, including import-export control, technology transfer restrictions, investments, taxation, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act and other anti-corruption laws and regulations, and the anti-boycott provisions of the U.S. Export Control Reform Act of 2018. While we have extensive policies in place to comply with such laws and regulations, failure by us, our employees or others working on our behalf to comply with these laws and regulations could result in administrative, civil, or criminal liabilities, including suspension, debarment from bidding for or performing government contracts, or suspension of our export privileges, which could have a material adverse effect on us. We frequently team with international subcontractors and suppliers who also are exposed to similar risks.
International sales present risks that are different and potentially greater than those encountered in our U.S. business; and we believe DCS presents the greatest potential risks. DCS transactions involve direct commercial relationships with parties with whom we have less familiarity and where there may be significant cultural differences. Additionally, international procurement and local country rules and regulations, contract laws, and judicial systems differ from those in the U.S. and, in some cases, may be less developed than in the U.S., which could impair our ability to enforce contracts and increase the risk of adverse or unpredictable outcomes, including the possibility that certain matters that would be considered civil matters in the U.S. are treated as criminal matters.
In conjunction with defense procurements, some international customers require contractors to comply with industrial cooperation regulations, including entering into industrial participation or industrial development agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services. Industrial development agreements generally extend over several years and obligate the contractor to perform certain commitments, which may include in-country purchases, technology transfers, local manufacturing support, consulting support to in-country projects, investments in joint ventures and financial support projects. Expectations as to offset commitments can be substantial, including high-value content, and may exceed existing local technical capability. Failure to meet these commitments, which can be subjective and outside of our control, may result in significant penalties, and could lead to a reduction in sales to a country. Furthermore, certain of our existing industrial development agreements are dependent upon the successful operation of joint ventures that we do not control and involve products and services that are outside of our core business, which may increase the risk that we fail to meet our industrial cooperation agreements, expose us to compliance risks of the joint venture and impair our ability to recover our investment. For more information on our industrial development obligations, including the notional value of our remaining industrial development obligations and potential penalties for non-compliance, see “Contractual Commitments and Off-Balance Sheet Arrangements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
On July 14, 2020 and again on October 26, 2020, the People’s Republic of China (China) announced it may impose sanctions against Lockheed Martin in response to Congressional Notifications of potential Foreign Military Sales to Taiwan. Foreign Military Sales are government-to-government transactions, and we work closely with the U.S. Government on any military sales to international customers. We will continue to follow official U.S. Government guidance as it relates to sales to Taiwan and do not see a material impact on our sales at this time. China has not specified the nature of any such sanctions, but could seek to restrict our commercial sales or supply chain, including our supply of rare earth or other raw materials, and could also impose sanctions on our suppliers, teammates or partners. The nature, timing and potential impact of any sanctions that may be imposed by China or any other related actions that may be taken are uncertain.
We continue to monitor the effect of the United Kingdom’s (UK) departure from the European Union (EU) (commonly referred to as Brexit) on our business operations and financial results. We anticipate that the most probable near-term effects are likely to reflect the pressure Brexit has placed on the UK government, which may influence the government’s ability to make decisions on large complex programs of the type we perform. The post-Brexit border controls between the UK and EU also may have adverse implications on the movement of products or sustainment activities between the UK and EU or may increase costs. Additionally, longer term effects of Brexit may impact the value of the pound sterling. If the pound sterling were to remain depressed against the U.S. dollar, this could negatively impact the ability of the UK government to afford our products and services. While we have operations in the UK and these operations have activity between the UK and the EU (e.g., sales, supply chain, or reliance on personnel), we currently do not anticipate that Brexit will have a material impact on our operations or our financial results. Additionally, our practice is to substantially hedge our transactional currency exposure and therefore, we do not have material currency transaction exposure to the pound sterling or the euro.
International sales also may be adversely affected by actions taken by the U.S. Government in the exercise of foreign policy, Congressional oversight or the financing of particular programs, including the prevention or imposition of conditions upon the sale and delivery of our products, the imposition of sanctions, or Congressional action to block sales of our products. For example, the U.S. Government has imposed certain sanctions on Turkish entities and persons as described in the risk factor below, and could act in the future to prevent or restrict sales to other customers, including the Kingdom of Saudi Arabia and the United Arab Emirates. U.S. Government officials have indicated that the Biden administration is temporarily pausing the implementation of some pending U.S. defense transfers and sales to various countries to allow incoming leadership an opportunity to review. The officials also state that the review is typical with any new administration, but the duration and results of the review are unknown, and if current sales are delayed or canceled or future sales prohibited or restricted, our results from operations, backlog and future performance could be adversely affected. Our international business also may be impacted by changes in foreign national priorities, foreign government budgets, global economic conditions, and fluctuations in foreign currency exchange rates. Sales of military products and any associated industrial cooperation agreements are also affected by defense budgets and U.S. foreign policy, including trade restrictions and disputes, and there could be significant delays or other issues in reaching definitive agreements for announced programs and international customer priorities could change.

Additionally, the timing of orders from our international customers can be less predictable than for our U.S. customers and may lead to fluctuations in the amount reported each year for our international sales.
U.S. Government sanctions on Turkey and Turkey’s removal from the F-35 program could adversely impact our results of operations and cash flows.
As a result of Turkey accepting delivery of the Russian S-400 air and missile defense system, the U.S. Government removed Turkey from the F-35 program in 2019 and in December 2020 imposed sanctions on Turkey’s defense procurement agency (SSB) and certain of the agency’s officers under the Countering America’s Adversaries Through Sanctions Act (CAATSA). The primary sanction imposed was a restriction on all new U.S. export licenses and authorizations for any goods or technology transferred to the SSB, but does not apply to current, valid export licenses and authorizations. Lockheed Martin expects the U.S. Government to continue to engage Turkey on these issues, but we have no indication that the sanctions will be removed, that additional sanctions will not be imposed or that Turkey will not issue reciprocal sanctions. While we do not expect the current sanctions to have a material effect on our current programs, additional sanctions, reciprocal sanctions or other actions, could be material to our operations, operating results, financial position or cash flows.
In addition to having committed to purchase up to 100 F-35 aircraft, six of which had completed production at the time of removal, Turkish suppliers continue to produce component parts for the F-35 program, some of which are single-sourced. To minimize the risks of disruption of our supply chain and ensure continuity of F-35 production, we have been working closely with the DoD and supporting activities to identify and engage alternate suppliers for the component parts produced by Turkish suppliers. We have made significant progress transitioning to non-Turkish suppliers, but due to the procedure to qualify new parts and suppliers, this collaborative process between DoD and Lockheed Martin is ongoing. During 2020, the DoD publicly confirmed that Turkish suppliers would be permitted to provide certain components for the F-35 through 2022. While the transition timeline is an important first step, it is equally important that our replacement capacity is re-established so that production is not impacted. Efforts to date have significantly reduced our risk, but final resolution on a limited number of remaining components could affect F-35 deliveries, and any accelerated work stoppage would impact cost. We will continue to follow official U.S. Government guidance as it relates to completed Turkish aircraft and the export and import of component parts from the Turkish supply chain.
The effects on the F-35 program of the U.S. Government sanctions on the SSB and Turkey’s removal from the F-35 program do not appear to be significant at this time. However, unforeseen actions could impact the timing of orders, disrupt the production of aircraft, delay delivery of aircraft, disrupt delivery of sustainment components produced in Turkey and impact funding on the F-35 program to include the result of any reprogramming of funds that may be necessary to mitigate the impact of alternate sources for component parts made in Turkey. While, in the case of the F-35 program, we expect that these costs ultimately would be recovered from the U.S. Government, the availability or timing of any recovery could adversely affect our cash flows and results of operations.
We currently have programs directly with SSB that include delivery and support of helicopters for Turkish end users. We also have contracts with Turkish industry for the Turkish Utility Helicopter Program (TUHP), which is overseen by SSB, in support of Turkish industry’s production of helicopters for Turkish end users. Each program has current, valid export licenses that should not be subject to the current sanctions. We expect pending and future export licensing applications and any required modifications, extensions or changes in scope to the existing licenses, where SSB is a party to the transaction, would be denied, adversely affecting our ability to perform the program contracts. In addition, we have other programs where we work with Turkish industry, including for domestic U.S. Black Hawk helicopter production, that rely on components from Turkish suppliers. While these commercial relationships are not affected by the current sanctions, they could be adversely affected by the imposition of additional sanctions.
Although the current sanctions are not expected to have a material effect on our current programs, they may result in the loss of future sales, and any future sanctions or reciprocal actions by Turkey could result in further restrictions on exports or imports, losses of future sales, reductions in backlog, return of advance payments, costs to develop alternate supply sources, restrictions on payments, force majeure events or contract terminations. Such activity also could result in claims from our suppliers, which may include both the amount established in any settlement agreements, the costs of evaluating supplier settlement proposals and the costs of negotiating settlement agreements. These effects could have a material impact on our operating results, financial position and cash flows.

We may be unable to benefit fully from or adequately protect our intellectual property rights or use third-party intellectual property, which could negatively affect our business.
We routinely apply for and own a substantial number of U.S. and foreign patents and trademarks related to the products and services we provide. In addition to owning a large portfolio of patents and trademarks, we develop and own other intellectual property, including copyrights, trade secrets and research, development and engineering know-how, which contribute significantly to our business. We also license intellectual property to and from third parties. The FAR and DFARS provide that the U.S. government obtains certain rights in intellectual property, including patents, developed by us and our subcontractors and suppliers in performance of government contracts or with government funding. The U.S. government may use or authorize others, including competitors, to use such intellectual property. Non-U.S. governments may also have certain rights in patents and other intellectual property developed in performance of our contracts with these entities. The U.S. government is pursuing aggressive positions regarding the types of intellectual property to which government use rights apply and when it is appropriate for the government to insist on broad use rights. The DoD is also implementing an overarching intellectual property acquisition policy that will require a greater focus and planning as to intellectual property rights for its programs, and we have no assurance as to the potential impacts of this policy or any associated regulatory changes on future acquisitions. The DoD’s efforts could affect our ability to protect and exploit our intellectual property and to leverage supplier intellectual property, for example, if we are unable to obtain necessary licenses from our suppliers to meet government requirements. Additionally, while we take measures to protect and enforce our intellectual property rights and to respect the intellectual property rights of others, our intellectual property and intellectual property licensed or obtained from third parties is subject to challenges (such as infringement and misappropriation claims) by third parties, which could adversely affect our ability to compete and perform on contracts.
Our business and financial performance depends, in part, on our ability to identify, attract and retain a highly skilled workforce.
Due to the specialized nature of our business, our performance is dependent upon our ability to identify, attract and retain a workforce with the requisite skills in multiple areas including: engineering, science, manufacturing, information technology, cybersecurity, business development and strategy and management. Our operating performance is also dependent upon personnel who hold security clearances and receive substantial training in order to work on certain programs or tasks. Additionally, as we expand our operations internationally, it is increasingly important to hire and retain personnel with relevant experience in local laws, regulations, customs, traditions and business practices.
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
If we fail to manage acquisitions, divestitures, equity investments and other transactions, including our proposed acquisition of Aerojet Rocketdyne, successfully or if acquired entities or equity investments fail to perform as expected, our financial results, business and future prospects could be harmed.
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

integrate acquired companies and employees; and realize anticipated operating synergies efficiently and effectively. Acquisition, divestiture, joint venture and investment transactions often require substantial management resources and have the potential to divert our attention from our existing business. Unidentified or identified but un-indemnified pre-closing liabilities could affect our future financial results, particularly through successor liability under procurement laws and regulations such as the False Claims Act or Truth in Negotiations Act, anti-corruption, environmental, tax, import-export and technology transfer laws, which provide for civil and criminal penalties and the potential for debarment. We also may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, employee retention, transaction-related or other litigation, and other liabilities. Any of the foregoing could adversely affect our business and results of operations.
On December 20, 2020, we entered into an agreement to acquire Aerojet Rocketdyne Holdings, Inc. (Aerojet Rocketdyne). The transaction is expected to close in the second half of 2021 and is subject to the satisfaction of customary closing conditions, including regulatory approvals and approval by Aerojet Rocketdyne’s stockholders. We may be unable to achieve the expected benefits of this transaction as a result of, among other things, the failure to obtain, delays in obtaining, or adverse conditions contained in any required regulatory or other approvals for consummation of the acquisition; the possibility that Aerojet Rocketdyne stockholders may not approve the proposed acquisition; the failure to consummate or a delay in consummating the proposed acquisition for other reasons; the failure by us to obtain any necessary financing on favorable terms or at all; Aerojet Rocketdyne’s or our business being disrupted due to transaction-related uncertainty; the failure to successfully and timely integrate Aerojet Rocketdyne and realize the expected synergies, cost savings and other benefits of the acquisition; the risk of litigation relating to the proposed acquisition; competitive responses to the proposed acquisition; unexpected liabilities, costs, charges or expenses resulting from the acquisition; and potential adverse reactions or changes to business relationships from the announcement or completion of the acquisition. The expected cash cost of the acquisition of approximately $4.4 billion also assumes the assumption of net cash on the balance sheet of Aerojet Rocketdyne at closing after payment of outstanding debt, which is subject to uncertainty related to Aerojet Rocketdyne’s earnings and costs through the date of closing. The total equity value of approximately $4.6 billion to be paid by Lockheed Martin for Aerojet Rocketdyne, including Aerojet Rocketdyne’s convertible notes on an as-converted basis, assumes the payment by Aerojet Rocketdyne of its announced special cash dividend, which is revocable through the payment date at the election of the Aerojet Rocketdyne board of directors.
Joint ventures and other noncontrolling investments operate under shared control with other parties. These investments typically face many of the same risks and uncertainties as we do, but in addition may expose us to additional risks not present if we retained full control. A joint venture partner may have economic or other business interests that are inconsistent with ours and we may be unable to prevent strategic decisions that may adversely affect our business, financial condition and results of operations. We also could be adversely affected by, or liable for, actions taken by these joint ventures that we do not control, including violations of anti-corruption, import and export, taxation and anti-boycott laws.
Depending on our rights and percentage of ownership, we may consolidate the financial results of such entities or account for our interests under the equity method. Under the equity method of accounting for nonconsolidated ventures and investments, we recognize our share of the operating profit or loss of these joint ventures in our results of operations. Our operating results are affected by the conduct and performance of businesses over which we do not exercise control and, as a result, we may not be successful in achieving the growth or other intended benefits of strategic investments. Of our business segments, our equity investments had the greatest impact on our Space business segment where approximately 12% of its 2020 operating profit was derived from its share of earnings from equity method investees, primarily that in United Launch Alliance (ULA). We also have our 51% ownership interest in AWE Management Limited (AWE), which operates the United Kingdom’s nuclear deterrent program. This venture generated sales of about $1.4 billion and net earnings of about $29 million in 2020. On November 2, 2020, the UK Ministry of Defense announced its intention to re-nationalize the program on June 30, 2021, which is expected to result in the loss of future sales and operating profit attributable to AWE.
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

Risks Related to Significant Contingencies, Uncertainties and Estimates, including Pension, Environmental and Litigation Costs
Pension funding and costs are dependent on several economic assumptions which if changed may cause our future earnings and cash flow to fluctuate significantly as well as affect the affordability of our products and services.
Many of our employees and retirees participate in defined benefit pension plans, retiree medical and life insurance plans, and other postemployment plans (collectively, postretirement benefit plans). The impact of these plans on our earnings may be volatile in that the amount of expense we record for our postretirement benefit plans may materially change from year to year because the calculations are sensitive to changes in several key economic assumptions including interest rates and rates of return on plan assets, other actuarial assumptions including participant longevity (also known as mortality) and employee turnover, as well as the timing of cash funding. Changes in these factors, including actual returns on plan assets, may also affect our plan funding, cash flow and stockholders’ equity. In addition, the funding of our plans and recovery of costs on our contracts, as described below, may also be subject to changes caused by legislative or regulatory actions.
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
For more information on how these factors could impact earnings, financial position, cash flow and stockholders’ equity, see “Critical Accounting Policies - Postretirement Benefit Plans” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 12 – Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements.
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
We have $10.8 billion of goodwill assets recorded on our consolidated balance sheet as of December 31, 2020 from previous acquisitions, which represents approximately 21% of our total assets. These goodwill assets are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in circumstances that indicate goodwill may be impaired. If we experience changes or factors arise that negatively affect the expected cash flows of a reporting unit, we may be required to write off all or a portion of the reporting unit’s related goodwill assets. The carrying value and fair value of our Sikorsky reporting unit are closely aligned. Therefore, any business deterioration, contract cancellations or terminations, or market pressures could cause our sales, earnings and cash flows to decline below current projections and could cause goodwill and intangible assets to be impaired. Additionally, Sikorsky may not perform as expected, or demand for its products may be adversely affected by global economic conditions, including oil and gas trends that are outside of our control.
Changes in U.S. (federal or state) or foreign tax laws and regulations, or their interpretation and application, including those with retroactive effect, including the amortization for research or experimental expenditures, could result in increases in our tax expense and affect profitability and cash flows. Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures currently and requires taxpayers to amortize them over five years. While it is possible that Congress may modify or repeal this provision before it takes effect and we continue to have ongoing discussions with members of Congress, both on our own and with other industries through coalitions, we have no assurance that these provisions will be modified or repealed. Furthermore, we are continuing to work with our advisors to refine our legal interpretation of this provision prior to implementation in 2022. If these provisions are not repealed and based on current interpretations of the law, initially this would materially decrease our cash from operations based on current assumptions beginning in 2022 by approximately $2.0 billion; and increase our net deferred tax assets by a similar amount. The largest impact would be on 2022 cash from operations, which would depend on the amount of research and development expenses paid or incurred in 2022 and other factors. The impact, however, would continue over the five year amortization period but would decrease over the period and be immaterial in year six. The amount of net deferred tax assets will change periodically based on several factors, including the measurement of our postretirement benefit plan obligations, actual cash contributions to our postretirement benefit plans, and future changes in tax laws. In addition, we are regularly under audit or examination by tax authorities, including foreign tax authorities. The final determination of tax audits and any related litigation could similarly result in unanticipated increases in our tax expense and affect profitability and cash flows.
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
We have incurred and will continue to incur liabilities under various federal, state, local and foreign statutes for environmental protection and remediation. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. Among the variables management must assess in evaluating costs associated with these cases and remediation sites generally are the status of site assessment, extent of the contamination, impacts on natural resources, changing cost estimates, evolution of technologies used to remediate the site, continually evolving environmental standards and cost allowability issues, including varying efforts by the U.S. Government to limit allowability of our costs in resolving liability at third-party-owned sites. For information regarding these matters, including current estimates of the amounts that we believe are required for environmental remediation to the extent probable and estimable, see “Critical Accounting Policies - Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 15 – Legal Proceedings, Commitments and Contingencies” included in our Notes to Consolidated Financial Statements.

We are involved in a number of legal proceedings. We cannot predict the outcome of litigation and other contingencies with certainty.
Our business may be adversely affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty. As required by U.S. GAAP, we estimate loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements. For a description of our current legal proceedings, see Item 3 - Legal Proceedings along with “Note 15 – Legal Proceedings, Commitments and Contingencies” included in our Notes to Consolidated Financial Statements.
Risks Related to Ownership of our Common Stock
There can be no assurance that we will continue to increase our dividend or to repurchase shares of our common stock at current levels.
Cash dividend payments and share repurchases are subject to limitations under applicable laws and the discretion of our Board of Directors and are determined after considering then-existing conditions, including earnings, other operating results and capital requirements and cash deployment alternatives. Our payment of dividends and share repurchases could vary from historical practices or our stated expectations. Decreases in asset values or increases in liabilities, including liabilities associated with benefit plans and assets and liabilities associated with taxes, can reduce net earnings and stockholders’ equity. A deficit in stockholders’ equity could limit our ability to pay dividends and make share repurchases under Maryland state law in the future. In addition, the timing and amount of share repurchases under board approved share repurchase plans is within the discretion of management and will depend on many factors, including results of operations, capital requirements and applicable law.
Actual financial results could differ from our judgments and estimates. See “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 1 – Significant Accounting Policies” included in our Notes to Consolidated Financial Statements for a complete discussion of our significant accounting policies and use of estimates.

ITEM 1B.    Unresolved Staff Comments

None.

ITEM 2.    Properties
At December 31, 2020, we owned or leased building space (including offices, manufacturing plants, warehouses, service centers, laboratories and other facilities) at approximately 385 locations primarily in the U.S. Additionally, we manage or occupy approximately 15 government-owned facilities under lease and other arrangements. At December 31, 2020, we had significant operations in the following locations:
•Aeronautics - Palmdale, California; Marietta, Georgia; Greenville, South Carolina; and Fort Worth, Texas.
•Missiles and Fire Control - Camden, Arkansas; Ocala and Orlando, Florida; Lexington, Kentucky; and Grand Prairie, Texas.
•Rotary and Mission Systems - Shelton and Stratford, Connecticut; Orlando, Florida; Moorestown/Mt. Laurel, New Jersey; Owego and Syracuse, New York; Manassas, Virginia; and Mielec, Poland.
•Space - Huntsville, Alabama; Sunnyvale, California; Denver, Colorado; Cape Canaveral, Florida; Valley Forge, Pennsylvania; and Reading, England.
•Corporate activities - Bethesda, Maryland.

The following is a summary of our square feet of floor space owned, leased, or utilized by business segment at December 31, 2020 (in millions):

	Owned	Leased	Government- Owned	Total
Aeronautics	5.1	3.0	14.5	22.6
Missiles and Fire Control	7.0	3.1	1.7	11.8
Rotary and Mission Systems	11.3	5.8	0.6	17.7
Space	8.9	2.7	5.4	17.0
Corporate activities	2.5	0.9	—	3.4
Total	34.8	15.5	22.2	72.5
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
For information regarding the matters discussed above, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Critical Accounting Policies - Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 15 – Legal Proceedings, Commitments and Contingencies” included in our Notes to Consolidated Financial Statements.
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

ITEM  4(a).    Information about our Executive Officers
Our executive officers as of January 28, 2021 are listed below, with their ages on that date, positions and offices currently held, and principal occupation and business experience during at least the last five years. There were no family relationships among any of our executive officers and directors. All officers serve at the discretion of the Board of Directors.
Richard F. Ambrose (age 62), Executive Vice President - Space
Mr. Ambrose has served as Executive Vice President of Space since April 2013.
Brian P. Colan (age 60), Vice President, Controller, and Chief Accounting Officer
Mr. Colan has served as Vice President, Controller, and Chief Accounting Officer since August 2014.
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
Marillyn A. Hewson (age 67), Executive Chairman
Ms. Hewson has served as Executive Chairman since June 2020. She previously served as Chairman, President and Chief Executive Officer from January 2014 to June 2020.
Stephanie C. Hill (age 56), Executive Vice President - Rotary and Mission Systems
Ms. Hill has served as Executive Vice President of Rotary and Mission Systems (RMS) since June 2020. She previously served as Senior Vice President, Enterprise Business Transformation from June 2019 to June 2020. Prior to that, she was Deputy Executive Vice President of RMS from October 2018 to June 2019; Senior Vice President for Corporate Strategy and Business Development from September 2017 to October 2018; and Vice President and General Manager of the former Cyber, Ships and Advanced Technologies line of business for RMS from June 2015 to September 2017.
Maryanne R. Lavan (age 61), Senior Vice President, General Counsel and Corporate Secretary
Ms. Lavan has served as Senior Vice President, General Counsel and Corporate Secretary since September 2010.
John W. Mollard (age 63), Vice President and Treasurer
Mr. Mollard has served as Vice President and Treasurer since April 2016. He previously served as Vice President, Corporate Financial Planning and Analysis from 2003 to April 2016.
Kenneth R. Possenriede (age 60), Chief Financial Officer
Mr. Possenriede has served as Chief Financial Officer since February 2019. He previously served as Vice President of Finance and Program Management in our Aeronautics segment from April 2016 to February 2019. Prior to that, he served as Vice President and Treasurer from 2011 through April 2016.
Frank A. St. John (age 54), Chief Operating Officer
Mr. St. John has served as Chief Operating Officer since June 2020. He previously served as Executive Vice President of RMS from August 2019 to June 2020. Prior to that, he served as Executive Vice President of MFC from January 2018 to August 2019; Executive Vice President and Deputy, Programs in our MFC segment from June 2017 to January 2018; and Vice President, Orlando Operations and Tactical Missiles/Combat Maneuver Systems business in our MFC segment from 2011 to May 2017.
James D. Taiclet (age 60), President and Chief Executive Officer
Mr. Taiclet has served as President and Chief Executive Officer of Lockheed Martin since June 2020. He previously was chairman, president and chief executive officer of American Tower Corporation from February 2004 until March 2020 and executive chairman from March 2020 to May 2020.

Gregory M. Ulmer (age 56), Acting Executive Vice President - Aeronautics
Mr. Ulmer has served as Acting Executive Vice President, Aeronautics since December 1, 2020 and as Vice President and General Manager, F-35 Lightning II Program since March 2018. Prior to that he served as Vice President, F-35 Aircraft Production business unit from March 2016 to March 2018. He previously served as Vice President of Operations for Advanced Development Programs, also known as Skunk Works®, from January 2014 to March 2016.

PART II

ITEM  5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
At January 22, 2021, we had 24,929 holders of record of our common stock, par value $1 per share. Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol LMT.
Stockholder Return Performance Graph
The following graph compares the total return on a cumulative basis through December 31, 2020 of $100 invested in Lockheed Martin common stock on December 31, 2015 to the Standard and Poor’s (S&P) 500 Index and the S&P Aerospace & Defense Index.

250
200
150
100
50
0
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Lockheed Martin Common Stock
S&P 500 Index
S&P Aerospace & Defense Index

The S&P Aerospace & Defense Index comprises General Dynamics Corporation, Howmet Aerospace Inc., Huntington Ingalls Industries, L3Harris Technologies, Inc., Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Technologies Corporation, Teledyne Technologies Incorporated, Textron Inc., The Boeing Company, and Transdigm Group Inc. The stockholder return performance indicated on the graph is not a guarantee of future performance.
This graph is not deemed to be “filed” with the U.S. Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the Exchange Act), and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Exchange Act.

Purchases of Equity Securities
There were no sales of unregistered equity securities during the quarter ended December 31, 2020.
The following table provides information about our repurchases of our common stock registered pursuant to Section 12 of the Exchange Act of 1934 during the quarter ended December 31, 2020.

Period (a)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
				(in millions)
September 28, 2020 – October 25, 2020	—	$—	—	$3,011
October 26, 2020 – November 29, 2020	87	$350.79	—	$3,011
November 30, 2020 – December 31, 2020	9,900	$366.61	—	$3,011
Total (c)	9,987	$366.47	—
(a)We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, October 26, 2020 was the first day of our November 2020 fiscal month.
(b)In October 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. From time to time, our Board of Directors authorizes increases to our share repurchase program. The total remaining authorization for future common share repurchases under our share repurchase program was $3.0 billion as of December 31, 2020. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans, including accelerated share repurchases. The program does not have an expiration date.
(c)During the quarter ended December 31, 2020, the total number of shares purchased included 9,987 shares that were transferred to us by employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the program.

ITEM 6.    Selected Financial Data

(In millions, except per share data)	2020	2019	2018	2017	2016
Operating results
Net sales	$65,398	$59,812	$53,762	$49,960	$47,290
Operating profit (a)(b)(c)(d)(e)(f)	8,644	8,545	7,334	6,744	5,888
Net earnings from continuing operations (a)(b)(d)(e)(f)(g)(h)	6,888	6,230	5,046	1,890	3,661
Net (loss) earnings from discontinued operations (i)	(55)	—	—	73	1,512
Net earnings (b)(c)(d)(e)(f)(g)(h)	6,833	6,230	5,046	1,963	5,173
Earnings from continuing operations per common share
Basic (a)(b)(d)(e)(f)(g)(h)	24.60	22.09	17.74	6.56	12.23
Diluted (a)(b)(d)(e)(f)(g)(h)	24.50	21.95	17.59	6.50	12.08
Earnings (loss) from discontinued operations per common share
Basic	(0.20)	—	—	0.26	5.05
Diluted	(0.20)	—	—	0.25	4.99
Earnings per common share
Basic (a)(b)(d)(e)(f)(g)(h)	24.40	22.09	17.74	6.82	17.28
Diluted (a)(b)(d)(e)(f)(g)(h)	24.30	21.95	17.59	6.75	17.07
Cash dividends declared per common share	$9.80	$9.00	$8.20	$7.46	$6.77
Balance sheet
Cash, cash equivalents and short-term investments (b)	$3,160	$1,514	$772	$2,861	$1,837
Total current assets	19,378	17,095	16,103	17,505	14,780
Goodwill	10,806	10,604	10,769	10,807	10,764
Total assets (b)	50,710	47,528	44,876	46,620	47,560
Total current liabilities	13,933	13,972	14,398	12,913	12,456
Total debt, net	12,169	12,654	14,104	14,263	14,282
Total liabilities (b)(k)	44,672	44,357	43,427	47,396	46,083
Total equity (deficit) (b)(g)	6,038	3,171	1,449	(776)	1,477
Common shares in stockholders’ equity at year-end	279	280	281	284	289
Cash flow information
Net cash provided by operating activities (b)(c)	$8,183	$7,311	$3,138	$6,476	$5,189
Net cash used for investing activities	(2,010)	(1,241)	(1,075)	(1,147)	(985)
Net cash (used for) provided by financing activities	(4,527)	(5,328)	(4,152)	(4,305)	(3,457)
Backlog	$147,131	$143,981	$130,468	$105,493	$103,458
(a)Our operating profit and net earnings from continuing operations and earnings per share from continuing operations were affected by severance charges of $27 million ($21 million, or $0.08 per share, after-tax) in 2020 primarily related to corporate functions, severance and restructuring charges of $96 million ($76 million, or $0.26 per share, after-tax) in 2018 and severance charges of $80 million ($52 million, or $0.17 per share, after-tax) in 2016.
(b)The impact of our postretirement benefit plans can cause our operating profit, net earnings, cash flows and certain amounts recorded on our consolidated balance sheets to fluctuate. Accordingly, our net earnings were affected by a net FAS/CAS pension adjustment of $2.1 billion in 2020, $1.5 billion in 2019, $1.0 billion in 2018, $876 million in 2017, and $902 million in 2016. We made pension contributions of $1.0 billion in 2020, $1.0 billion in 2019, $5.0 billion in 2018, $46 million in 2017, and $23 million in 2016, and these contributions caused fluctuations in our operating cash flows and cash balance between each of those years. See “Critical Accounting Policies - Postretirement Benefit Plans” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.
(c)Cash generated from operations for the year ended December 31, 2020 reflects the receipt of approximately $1.2 billion of net accelerated progress payments due to the U.S. Government's increase in the progress payment rate from 80 percent to 90 percent and the deferral of $460 million for the employer portion of payroll taxes to 2021 and 2022 pursuant to the CARES Act. We used the accelerated progress payments from the U.S. Government plus cash on hand to accelerate $2.1 billion of payments to our suppliers as of December 31, 2020 that are due by their terms in future periods.
(d)In 2019 and 2017, we recorded a previously deferred non-cash gain of $51 million ($38 million, or $0.13 per share, after-tax) and $198 million ($122 million, or $0.42 per share, after-tax) related to properties sold in 2015 as a result of completing our remaining obligations.

(e)For the year ended December 31, 2019, net earnings include a gain of $34 million (approximately $0 after-tax) for the sale of our Distributed Energy Solutions business.
(f)For the year ended December 31, 2020 and 2018, operating profit includes a non-cash asset impairment charge of $128 million ($96 million, or $0.34 per share, after-tax) and $110 million ($83 million, or $0.29 per share, after-tax) related to our equity method investee, Advanced Military Maintenance, Repair and Overhaul Center LLC (AMMROC). For the year ended December 31, 2017, operating profit includes a $64 million ($40 million, or $0.14 per share, after-tax) charge, which represents our portion of a non-cash asset impairment charge recorded by AMMROC. See “Note 1 – Significant Accounting Policies” included in our Notes to Consolidated Financial Statements for more information.
(g)In 2017, we recorded a net one-time tax charge of $2.0 billion ($6.77 per share), substantially all of which was non-cash, primarily related to the estimated impact of the Tax Cuts and Jobs Act of 2017 (see “Note 10 – Income Taxes” included in our Notes to Consolidated Financial Statements). This charge along with our annual re-measurement adjustment related to our postretirement benefit plans of $1.4 billion resulted in a deficit in our total equity as of December 31, 2017.
(h)Net earnings for the year ended December 31, 2019 include benefits of $127 million ($0.45 per share) for additional tax deductions for the prior year, primarily attributable to foreign derived intangible income treatment based on proposed tax regulations released on March 4, 2019 and a change in our tax accounting method. Net earnings for the year ended December 31, 2018 include benefits of $146 million ($0.51 per share) for additional tax deductions for the prior year, primarily attributable to true-ups to the net one-time charges related to the Tax Cuts and Jobs Act enacted on December 22, 2017 and our change in tax accounting method (see “Note 10 – Income Taxes” included in our Notes to Consolidated Financial Statements).
(i)Discontinued operations for the year ended December 31, 2020 include a $55 million ($0.20 per share) non-cash charge resulting from the resolution of certain tax matters related to the former Information Systems & Global Solutions (IS&GS) business divested in 2016. Discontinued operations for the year ended December 31, 2016 include a $1.2 billion net gain related to the divestiture of our IS&GS business in 2016.
(j)Effective January 1, 2019, we adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). As of December 31, 2019, right-of-use operating lease assets were $1.0 billion and operating lease liabilities were $1.1 billion. Approximately $855 million of operating lease liabilities were classified as noncurrent. There was no impact to our consolidated statements of earnings or cash flows as a result of adopting this standard. Prior periods were not restated for the adoption of ASU 2016-02. See “Note 9 – Leases” included in our Notes to Consolidated Financial Statements.

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
The MD&A generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results or Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 7, 2020.
We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics, system integration and cybersecurity services. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. In 2020, 74% of our $65.4 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 64% from the Department of Defense (DoD)), 25% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government) and 1% were from U.S. commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security and information technology, including cybersecurity.
We operate in four business segments: Aeronautics, Missiles and Fire Control (MFC), Rotary and Mission Systems (RMS) and Space. We organize our business segments based on the nature of the products and services offered.
We operate in an environment characterized by both complexity in global security and continuing economic pressures in the U.S. and globally. A significant component of our strategy in this environment is to focus on program execution, improving the quality and predictability of the delivery of our products and services, and placing security capability quickly into the hands of our U.S. and international customers at affordable prices. Recognizing that our customers are resource constrained, we are endeavoring to develop and extend our portfolio domestically in a disciplined manner with a focus on adjacent markets close to our core capabilities, as well as growing our international sales. We continue to focus on affordability initiatives. We also expect to continue to innovate and invest in technologies to fulfill new mission requirements for our customers, including through acquisitions, and invest in our people so that we have the technical skills necessary to succeed.
COVID-19
The global outbreak of the coronavirus disease 2019 (COVID-19) was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has negatively affected the U.S. and global economies, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place” and quarantine restrictions. We have taken measures to protect the health and safety of our employees, work with our customers and suppliers to minimize disruptions and support our community in addressing the challenges posed by this ongoing global pandemic. The pandemic has presented unprecedented business challenges, and we have experienced impacts in each of our business areas related to COVID-19, primarily in increased coronavirus-related costs, delays in supplier deliveries, impacts of travel restrictions, site access and quarantine requirements, and the impacts of remote work and adjusted work schedules.
Despite these challenges, Lockheed Martin and the U.S. Government’s pro-active efforts, especially with regard to the supply chain, helped to partially mitigate the disruptions caused by COVID-19 on our operations in 2020. In addition, favorable contract award timing, strong operational performance and lower travel and overhead expenditures due to COVID-19 restrictions partially offset the impacts of COVID-19 on our financial results in 2020. However, the ultimate impact of COVID-19 on our operations and financial performance in future periods, including our ability to execute our programs in the expected timeframe, remains uncertain and will depend on future pandemic related developments, including the duration of the pandemic, any potential subsequent waves of COVID-19 infection, the effectiveness, distribution and acceptance of COVID-19 vaccines, and related government actions to prevent and manage disease spread, all of which are uncertain and cannot be predicted. The long-term impacts of COVID-19 on government budgets and other funding priorities, including international priorities, that impact demand for our products and services and our business are also difficult to predict but could negatively affect our future results of operations. For additional risks to the corporation related to the COVID-19 pandemic, see Item 1A - Risk Factors.

In accordance with the Department of Homeland Security’s identification of the Defense Industrial Base as a critical infrastructure sector in March 2020, our U.S. production facilities have continued to operate in support of essential products and services required to meet national security commitments to the U.S. Government and the U.S. military. Although we are designated as a critical infrastructure workforce, operations have been adjusted in response to the pandemic, including, most significantly, a reduction in the F-35 production rate primarily due to supplier delays. The reduction delayed 2020 F-35 deliveries by 18 aircraft. Due to the supplier delays, we implemented a temporary schedule adjustment for the F-35 production workforce in Fort Worth, Texas. While the F-35 production workforce resumed their pre-COVID-19 work schedule in the third quarter of 2020, staffing levels at our facilities, our customer facilities, and our supplier facilities have and could continue to fluctuate as a result of COVID-19, which could negatively impact our business. In addition, countries other than the U.S. have different responses to the pandemic that can affect our international operations and the operations of our suppliers and customers. Base closures, travel restrictions, and quarantine requirements both within and outside the U.S. have affected our normal operations and resulted in some schedule delays and future or prolonged occurrences of these could adversely affect our ability to achieve future contract milestones and our results of operations.
The U.S. Government has taken actions in response to COVID-19 to increase the progress payment rates in new and existing contracts and accelerate contract awards to provide cash flow and liquidity for companies in the Defense Industrial Base, including large prime contractors like Lockheed Martin and smaller suppliers. We continue to proactively monitor our supply chain and have implemented multiple actions to help mitigate the effects of COVID-19, including accelerating payments to suppliers within our global supply base as a result of the actions taken by the DoD in changing the progress payment policy. We plan to continue to accelerate payments to the supply chain assuming the continuation of the current DoD progress payment policy in order to mitigate COVID-19 risks, prioritizing impacted suppliers and small businesses. As described in Item 1A, Risk Factors of our Annual Report on Form 10-K, we rely on other companies and the U.S. Government to provide materials, major components and products, and to perform a portion of the services that are provided to our customers under the terms of most of our contracts. Many of these suppliers also supply parts for commercial aviation businesses which have been more significantly impacted by the pandemic due to the impacts on these markets. Global supply chain disruption caused by the response to COVID-19 has impacted some of our programs and could impact our ability to perform on our contracts, in particular in instances where there is not a qualified second source of supply. We have identified a number of suppliers that have experienced delivery impacts due to COVID-19 and have been working to manage those impacts. However, if alternatives or other mitigations are not effective, deliveries and other milestones on affected programs could be adversely impacted.
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
Coronavirus-related costs for us and our suppliers are significant and we are seeking reimbursement of coronavirus-related costs under our U.S. Government contracts through a combination of equitable adjustments to the contract price and reimbursement of the costs under Section 3610 of the Coronavirus Aid, Relief and Economic Security Act (CARES Act), which allows federal agencies to reimburse contractors at the minimum applicable contract billing rate for costs arising from certain paid leave, including sick leave a contractor provides to keep its employees or subcontractors in a ready state, as well as to protect the life and safety of government and contractor personnel from March 27, 2020 through March 31, 2021. Reimbursement of any costs under Section 3610 of the CARES Act increases sales, but is not expected to be at a profit or fee and so would have the effect of reducing our margins in future periods. These cost increases, including costs for employees whose jobs cannot be performed remotely and for certain costs incurred prior to March 27, 2020, may not be fully recoverable under our contracts, particularly fixed-price contracts, or adequately covered by insurance. We also have no assurance that Congress will appropriate funds to cover the reimbursement of defense contractors authorized by the CARES Act, which could reduce funds available for other U.S. Government defense priorities. We also deferred certain payroll taxes in 2020 as provided for in the CARES Act, which has the effect of increasing our cash from operations in 2020, but reducing cash from operations in 2021 and 2022.
We continue to work with our customers, employees, suppliers and communities to address the impacts of COVID-19 and to take actions in an effort to mitigate adverse consequences.

2021 Financial Trends

We expect our 2021 net sales to increase by approximately 4% from 2020 levels. The projected growth is driven by increases across all four business areas. Specifically, the increased growth is driven by F-35, F-16 and classified programs at Aeronautics, increased volume within integrated air and missile defense at MFC, increased volume on Sikorsky helicopter program and training and logistics solutions programs at RMS, and hypersonics volume (including an acquisition of Integration Innovation Inc.’s (i3) hypersonics portfolio in November 2020) at Space. Total business segment operating margin in 2021 is expected to be approximately 11.0% and cash from operations is expected to be greater than or equal to $8.3 billion, net of $1.0 billion of planned pension contributions. The preliminary outlook for 2021 reflects the UK Ministry of Defense’s intent to re-nationalize the Atomic Weapons Establishment program (AWE program) on June 30, 2021. It does not incorporate the pending acquisition of Aerojet Rocketdyne Holdings, Inc. announced on December 20, 2020. The outlook for 2021 assumes continued support and funding of our programs, known impacts of COVID-19, and a statutory tax rate of 21%. Additionally, it assumes that there will not be significant reductions in customer budgets, changes in funding priorities and that the U.S. Government will not operate under a continuing resolution for an extended period in which new contract and program starts are restricted. Changes in circumstances may require us to revise our assumptions, which could materially change our current estimate of 2021 net sales, operating margin and cash flows.
We expect a total net FAS/CAS pension benefit of approximately $2.3 billion in 2021 based on a 2.50% discount rate (a 75 basis point decrease from the end of 2019), an approximate 16.5% return on plan assets in 2020, and a 7.00% expected long-term rate of return on plan assets in future years, among other assumptions. We expect to make contributions of approximately $1.0 billion to our qualified defined benefit pension plans in 2021 and anticipate recovering approximately $2.1 billion of CAS pension cost.
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
Acquisitions
On December 20, 2020 we entered into an agreement to acquire Aerojet Rocketdyne Holdings, Inc. (Aerojet Rocketdyne) for $56 per share in cash, which is expected to be reduced to $51 per share after Aerojet Rocketdyne pays a pre-closing special dividend to its stockholders on March 24, 2021. This represents a post-dividend equity value of approximately $4.6 billion, on a fully diluted as-converted basis, and a transaction value of approximately $4.4 billion after the assumption of Aerojet Rocketdyne’s projected net cash balance. We expect to finance the acquisition through a combination of cash on hand and new debt issuances. The acquisition provides the corporation the opportunity to integrate Aerojet Rocketdyne’s propulsion systems more effectively into its products, generate cost and revenue synergies, and improve efficiencies in Aerojet Rocketdyne's production operations. The transaction will also allow customers incorporating Aerojet Rocketdyne products to offer more timely, innovative and affordable solutions, and reduce the prices paid by the U S. Government for systems it buys. The transaction is expected to close in the second half of 2021 and is subject to the satisfaction of customary closing conditions, including regulatory approvals and approval by Aerojet Rocketdyne’s stockholders. For risks related to the transaction, see Item 1A - Risk Factors. For more information regarding the acquisition terms, see Item 1.01 in our Current Report on Form 8-K filed with the SEC on December 21, 2020 for a description and copy of the merger agreement.
Additionally, in the fourth quarter of 2020, we paid approximately $282 million for the acquisitions of Integration Innovation Inc.’s (i3) hypersonics portfolio and Allcomp Inc. The purchase price for each was allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill. As a result, we recorded goodwill of $173 million at our Space business segment and $16 million at our Aeronautics business segment. The final determination of the fair values of certain assets and liabilities will be completed within the measurement period of up to one year from the respective acquisition date. The operating results of the businesses acquired have been included within our operating results since their respective acquisition dates.

Industry Considerations
U.S. Government Funding
On December 27, 2020, the President signed the fiscal year (FY) 2021 Consolidated Appropriations Act, providing annual funding for the DoD, other government agencies, and COVID-19 relief. The appropriations provide $741 billion in discretionary funding for national defense (includes DoD funding and defense-related spending in energy and water development, homeland security, and military construction appropriations), of which $671 billion is in base funding and $69 billion is Overseas Contingency Operations (OCO)/emergency funding (OCO and emergency supplemental funding do not count toward discretionary spending caps). Of the $741 billion, the DoD was allocated $704 billion, composed of $635 billion in base funding and $69 billion in OCO and emergency funding. The appropriations adhere to the Bipartisan Budget Act of 2019 (BBA 2019), which increased the spending limits for both defense and non-defense discretionary funds for the final two years (FY 2020 and FY 2021) of the Budget Control Act of 2011 (BCA).
The Appropriations Act also provides stimulus funds to individuals, businesses, and hospitals in response to the economic distress caused by the coronavirus (COVID-19) pandemic. Additionally, it extends Section 3610 of the CARES Act until March 31, 2021, which gives DoD and federal agencies discretion to reimburse contractors for any paid leave, including sick leave, a contractor provides during the pandemic to keep its employees in a ready state.
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
International customers accounted for 31% of Aeronautics’ 2020 net sales. There continues to be strong international interest in the F-35 program, which includes commitments from the U.S. Government and seven international partner countries and six international customers, as well as expressions of interest from other countries. The U.S. Government and the partner countries continue to work together on the design, testing, production, and sustainment of the F-35 program. Other areas of international expansion at our Aeronautics business segment include the F-16 and C-130J programs. Aeronautics received contracts in 2020 with Bulgaria and Taiwan for new F-16 aircraft, extending work beyond 2025. The C-130J Super Hercules aircraft continued to draw interest from various international customers, including a contract in 2020 from New Zealand.
In 2020, international customers accounted for 25% of MFC’s net sales. Our MFC business segment continues to generate significant international interest, most notably in the air and missile defense product line, which produces the Patriot Advanced Capability-3 (PAC-3) and Terminal High Altitude Area Defense (THAAD) systems. The PAC-3 family of missiles are the only combat proven Hit-to-Kill interceptors that defend against incoming threats, including tactical ballistic missiles, cruise missiles and aircraft. Fourteen nations have chosen PAC-3 Cost Reduction Initiative (CRI) and PAC-3 Missile Segment Enhancement (MSE) to provide missile defense capabilities. THAAD is an integrated system designed to protect against high altitude ballistic missile threats. Additionally, we continue to see international demand for our tactical missile and fire control products, where we received orders for precision fires systems from Poland and Romania; and Apache and Low Altitude Navigation and Targeting Infrared for Night (LANTIRN®) systems for Qatar.
In 2020, international customers accounted for 25% of RMS’ net sales. Our RMS business segment continues to experience international interest in the Aegis Ballistic Missile Defense System (Aegis) for which we perform activities in the development, production, modernization, ship integration, test and lifetime support for ships of international customers such as Japan, Spain, Republic of Korea, and Australia. We have ongoing combat systems programs associated with different classes of surface combatant ships for customers in Canada, Chile, and New Zealand. Our Multi-Mission Surface Combatant (MMSC) program provides surface combatant ships for international customers, such as the Kingdom of Saudi Arabia, designed to operate in shallow waters and the open ocean. In our training and logistics solutions portfolio, we have active programs and pursuits in the United Kingdom, the Kingdom of Saudi Arabia, Canada, Singapore, Australia, Germany and France. We have active development, production, and sustainment support of the S-70i Black Hawk® and MH-60 Seahawk® aircraft to foreign military customers, including Chile, Australia, Denmark, Taiwan, the Kingdom of Saudi Arabia, Colombia, and Greece. Commercial aircraft are sold to international customers to support search and rescue missions as well as VIP and offshore oil and gas transportation.
International customers accounted for 13% of Space’s 2020 net sales. The majority of our Space business segment international sales are from our majority share of AWE Management Limited (AWE), which operates the United Kingdom’s nuclear deterrent program. The work at AWE covers the entire life cycle, from initial concept, assessment and design, through component manufacture and assembly, in-service support and decommissioning, and disposal. On November 2, 2020, the UK Ministry of Defense (MOD) announced its intention to re-nationalize the program on June 30, 2021. We are working with the MOD to transition operations.
Status of the F-35 Program
The F-35 program primarily consists of production contracts, sustainment activities, and new development efforts. Production of the aircraft is expected to continue for many years given the U.S. Government’s current inventory objective of 2,456 aircraft for the U.S. Air Force, U.S. Marine Corps, and U.S. Navy; commitments from our seven international partner countries and six international customers; as well as expressions of interest from other countries.
During 2020, the F-35 program completed several milestones both domestically and internationally. The U.S. Government continued testing the aircraft, including ship trials, mission and weapons systems evaluations, and the F-35 fleet recently surpassed 355,000 flight hours. During the second half of 2020, the U.S. Government awarded the production of 18 F-35 Block Buy aircraft in addition to the 448 aircraft previously awarded. Since program inception, we have delivered 611 production F-35 aircraft, demonstrating the F-35 program’s continued progress and longevity. The first 611 F-35 aircraft delivered to U.S. and international customers include 438 F-35A variants, 128 F-35B variants, and 45 F-35C variants.
During 2020, we delivered 120 production aircraft to our U.S. and international partner countries, and we have 356 production aircraft in backlog, including orders from our international partner countries.
In response to COVID-19 F-35 supplier delays and in conjunction with the F-35 Joint Program Office, we have tapered our production rate, and we anticipate resuming a pre-COVID-19 production rate in 2021. The delays resulted in 18 fewer deliveries than originally planned in 2020. See the discussion in Business Overview - COVID-19 and Item 1A, Risk Factors.
As a result of Turkey accepting delivery of the Russian S-400 air and missile defense system, the U.S. Government removed Turkey from the F-35 program in 2019 and in December 2020 imposed sanctions on Turkey’s defense procurement agency (SSB) and certain of the agency’s officers under the Countering America’s Adversaries Through Sanctions Act (CAATSA). The primary sanction imposed was a restriction on all new U.S. export licenses and authorizations for any goods or technology transferred to the SSB, but does not apply to current, valid export licenses and authorizations. Lockheed Martin expects the U.S. Government to continue to engage Turkey on these issues, but we have no indication that the sanctions will be removed, that additional sanctions will not be imposed or that Turkey will not issue reciprocal sanctions. While we do not expect the current sanctions to have a material effect on our current programs, additional sanctions, reciprocal sanctions or other actions, could be material to our operations, operating results, financial position or cash flows.
In addition to having committed to purchase up to 100 F-35 aircraft, six of which had completed production at the time of removal, Turkish suppliers continue to produce component parts for the F-35 program, some of which are single-sourced. To minimize the risks of disruption of our supply chain and ensure continuity of F-35 production, we have been working closely with the DoD and supporting activities to identify and engage alternate suppliers for the component parts produced by Turkish suppliers. We have made significant progress transitioning to non-Turkish suppliers, but due to the procedure to qualify new parts and suppliers, this collaborative process between DoD and Lockheed Martin is ongoing. During 2020, the DoD publicly confirmed that Turkish suppliers would be permitted to provide certain components for the F-35 through 2022. While the transition timeline is an important first step, it is equally important that our replacement capacity is re-established so that production is not impacted. Efforts to date have significantly reduced our risk, but final resolution on a limited number of remaining components could affect F-35 deliveries, and any accelerated work stoppage would impact cost. We will continue to follow official U.S. Government guidance as it relates to completed Turkish aircraft and the export and import of component parts from the Turkish supply chain.
The effects on the F-35 program of the U.S. Government sanctions on the SSB and Turkey’s removal from the F-35 program do not appear to be significant at this time. However, unforeseen actions could impact the timing of orders, disrupt the production of aircraft, delay delivery of aircraft, disrupt delivery of sustainment components produced in Turkey and impact funding on the F-35 program to include the result of any reprogramming of funds that may be necessary to mitigate the impact of alternate sources for component parts made in Turkey. While, in the case of the F-35 program, we expect that these costs ultimately would be recovered from the U.S. Government, the availability or timing of any recovery could adversely affect our cash flows and results of operations. For additional discussion, including the risk of sanctions on other programs involving sales to Turkey or work with Turkish industry, see Item 1A - Risk Factors.
Given the size and complexity of the F-35 program, we anticipate that there will be continual reviews related to aircraft performance, program schedule, cost, and requirements as part of the DoD, Congressional, and international partner countries’ oversight and budgeting processes. Current program challenges include, but are not limited to, supplier and partner performance, software development, level of cost associated with life cycle operations and sustainment and warranties, receiving funding for contracts on a timely basis, executing future flight tests, and findings resulting from testing and operating the aircraft.
Backlog
At December 31, 2020, our backlog was $147.1 billion compared with $144.0 billion at December 31, 2019. Backlog at December 31, 2020 was reduced by $1.0 billion to reflect the impact of the U.K. Ministry of Defense’s intent to re-nationalize the AWE program on June 30, 2021. Backlog is converted into sales in future periods as work is performed or deliveries are made. We expect to recognize approximately 39% of our backlog over the next 12 months and approximately 61% over the next 24 months as revenue, with the remainder recognized thereafter.
Our backlog includes both funded (firm orders for our products and services for which funding has been both authorized and appropriated by the customer) and unfunded (firm orders for which funding has not been appropriated) amounts. We do not include unexercised options or potential orders under indefinite-delivery, indefinite-quantity agreements in our backlog. If any of our contracts with firm orders were to be terminated, our backlog would be reduced by the expected value of the unfilled orders of such contracts. Funded backlog was $102.3 billion at December 31, 2020, as compared to $94.5 billion at December 31, 2019. For backlog related to each of our business segments, see “Business Segment Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

	2020	2019	2018
Net sales	$65,398	$59,812	$53,762
Cost of sales	(56,744)	(51,445)	(46,488)
Gross profit	8,654	8,367	7,274
Other (expense) income, net	(10)	178	60
Operating profit (a)(b)(c)(d)	8,644	8,545	7,334
Interest expense	(591)	(653)	(668)
Other non-operating income (expense), net	182	(651)	(828)
Earnings from continuing operations before income taxes	8,235	7,241	5,838
Income tax expense (e)	(1,347)	(1,011)	(792)
Net earnings from continuing operations	6,888	6,230	5,046
Net loss from discontinued operations (f)	(55)	—	—
Net earnings	$6,833	$6,230	$5,046
Diluted earnings (loss) per common share
Continuing operations	$24.50	$21.95	$17.59
Discontinued operations	(0.20)	—	—
Total diluted earnings per common share	$24.30	$21.95	$17.59

(a)For the years ended December 31, 2020 and 2018, operating profit include a non-cash asset impairment charge of $128 million and $110 million related to AMMROC. See “Note 1 – Significant Accounting Policies” included in our Notes to Consolidated Financial Statements for more information.
(b)For the year ended December 31 , 2020, operating profit includes $27 million of severance charges primarily related to corporate functions. For the year ended December 31, 2018, operating profit includes $96 million of severance and restructuring charges.
(c)For the year ended December 31, 2019, operating profit includes a previously deferred non-cash gain of approximately $51 million related to properties sold in 2015.
(d)For the year ended December 31, 2019, operating profit includes a gain of $34 million for the sale of our Distributed Energy Solutions business.
(e)Net earnings for the year ended December 31, 2019 include benefits of $127 million ($0.45 per share) for additional tax deductions for the prior year, primarily attributable to foreign derived intangible income treatment based on proposed tax regulations released on March 4, 2019 and our change in tax accounting method. Net earnings for the year ended December 31, 2018 include benefits of $146 million ($0.51 per share) for additional tax deductions for the prior year, primarily attributable to true-ups to the net one-time charges related to the Tax Cuts and Jobs Act enacted on December 22, 2017 and our change in tax accounting method. See “Income Tax Expense” section below and “Note 10 – Income Taxes” included in our Notes to Consolidated Financial Statements for additional information.
(f)Discontinued operations for the year ended December 31, 2020 includes a $55 million ($0.20 per share) non-cash charge resulting from the resolution of certain tax matters related to the former Information Systems & Global Solutions business divested in 2016.
Certain amounts reported in other income, net, primarily our share of earnings or losses from equity method investees, are included in the operating profit of our business segments. Accordingly, such amounts are included in our discussion of our business segment results of operations.

Net Sales
We generate sales from the delivery of products and services to our customers. Our consolidated net sales were as follows (in millions):

	2020	2019	2018
Products	$54,928	$50,053	$45,005
% of total net sales	84.0%	83.7%	83.7%
Services	10,470	9,759	8,757
% of total net sales	16.0%	16.3%	16.3%
Total net sales	$65,398	$59,812	$53,762
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
Product Sales
Product sales increased $4.9 billion, or 10%, in 2020 as compared to 2019, primarily due to higher product sales of $2.0 billion at Aeronautics, $1.4 billion at MFC, $945 million at Space and $540 million at RMS. The increase in product sales at Aeronautics was primarily due to higher production volume for the F-35 program and classified development contracts. The increase in product sales at MFC was primarily due to increased volume for integrated air and missile defense programs (primarily PAC-3 and THAAD) and tactical and strike missile programs (primarily Guided Multiple Launch Rocket Systems (GMLRS) and High Mobility Artillery Rocket System (HIMARS)). The increase in product sales at Space was primarily due to higher volume for government satellite programs (primarily Next Gen OPIR) and strategic and missile defense programs (primarily hypersonic development programs). The increase in product sales at RMS was primarily due to higher volume for Sikorsky helicopter programs (primarily Seahawk, VH-92A, and Combat Rescue Helicopter (CRH) production contracts), C6ISR programs (primarily on undersea combat systems programs), and integrated warfare systems and sensors (IWSS) programs (primarily Aegis), partially offset by lower volume on various TLS programs.
Service Sales
Service sales increased $711 million, or 7%, in 2020 as compared to 2019. The increase in service sales was primarily due to higher sales of approximately $565 million at Aeronautics and $325 million at RMS, partially offset by lower sales of $255 million at MFC. The increase in service sales at Aeronautics was primarily due to higher sustainment volume for the F-35 and F-16 programs. The increase in service sales at RMS was primarily due to higher volume for Sikorsky helicopter programs (primarily a Seahawk sustainment program) and IWSS programs (primarily radar surveillance systems programs). The decrease in service sales at MFC was primarily due to lower volume on energy programs due to the divestiture of the Distributed Energy Solutions business, sensors and global sustainment programs (primarily Apache sensors program), and integrated air and missile defense development programs (primarily PAC-3).

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

	2020	2019	2018
Cost of sales – products	$(48,996)	$(44,589)	$(40,293)
% of product sales	89.2%	89.1%	89.5%
Cost of sales – services	(9,371)	(8,731)	(7,738)
% of service sales	89.5%	89.5%	88.4%
Severance charges	(27)	—	(96)
Other unallocated, net	1,650	1,875	1,639
Total cost of sales	$(56,744)	$(51,445)	$(46,488)
The following discussion of material changes in our consolidated cost of sales for products and services should be read in tandem with the preceding discussion of changes in our consolidated net sales and our business segment results of operations. We have not identified any developing trends in cost of sales for products and services that would have a material impact on our future operations.
Product Costs
Product costs increased approximately $4.4 billion, or 10%, in 2020 as compared to 2019. The increase in product costs was primarily due to higher product costs of approximately $1.8 billion at Aeronautics, $1.2 billion at MFC, $1.0 billion at Space and $430 million at RMS. The increase in product costs at Aeronautics was primarily due to higher production volume for the F-35 program and classified contracts. The increase in product costs at MFC was primarily due to increased volume for integrated air and missile defense programs (primarily PAC-3 and THAAD) and tactical and strike missile programs (primarily GMLRS and HIMARS). The increase in product costs at Space was primarily due to increased volume for government satellite programs (primarily Next Gen OPIR) and strategic and missile defense programs (primarily hypersonic development programs). The increase in product costs at RMS was primarily due to higher volume for Sikorsky helicopter programs (primarily Seahawk, VH-92A, and CRH production contracts), C6ISR programs (primarily on undersea combat systems programs), and IWSS programs (primarily Aegis), partially offset by lower volume on various TLS programs.
Service Costs
Service costs increased approximately $640 million, or 7%, in 2020 compared to 2019. The increase in service costs was primarily due to higher service costs of approximately $485 million at Aeronautics and $245 million at RMS, partially offset by lower service costs of approximately $180 million at MFC. The increase in service costs at Aeronautics was primarily due to higher sustainment volume for the F-35 and F-16 programs. The increase in service costs at RMS was primarily due to higher volume for Sikorsky helicopter programs (primarily a Seahawk sustainment program) and IWSS programs (primarily radar surveillance systems programs), partially offset by charges for an army sustainment program in 2019 not repeated in 2020. The decrease in service costs at MFC was primarily due to lower volume on energy programs due to the divestiture of the Distributed Energy Solutions business, sensors and global sustainment programs (primarily Apache sensors program), and integrated air and missile defense development programs (primarily PAC-3).
Severance Charges
During 2020, we recorded severance charges totaling $27 million ($21 million, or $0.08 per share, after-tax) related to the planned elimination of certain positions primarily at our corporate functions. Upon separation, terminated employees receive lump-sum severance payments primarily based on years of service, the majority of which are expected to be paid over the next several quarters.
Other Unallocated, Net
Other unallocated, net primarily includes the FAS/CAS operating adjustment as described in the “Business Segment Results of Operations” section below, stock-based compensation expense and other corporate costs. These items are not allocated to the business segments and, therefore, are not allocated to cost of sales for products or services. Other unallocated, net reduced cost of sales by $1.7 billion in 2020, compared to $1.9 billion in 2019.

The decrease in net reduction in expense from 2019 to 2020 was primarily attributable to a decrease in our FAS/CAS operating adjustment and fluctuations in other costs associated with various corporate items, none of which were individually significant. See “Business Segment Results of Operations” and “Critical Accounting Policies - Postretirement Benefit Plans” discussion below for more information on our pension cost.
Other (Expense) Income, Net
Other (expense) income, net primarily includes our share of earnings or losses from equity method investees and gains or losses for acquisitions and divestitures. Other expense, net in 2020 was $10 million, compared to other income, net of $178 million in 2019. Other expense, net in 2020 included a non-cash asset impairment charge of $128 million ($96 million, or $0.34 per share, after-tax) for our international equity method investee, AMMROC. Other income, net in 2019 included the recognition of a previously deferred non-cash gain of approximately $51 million ($38 million, or $0.13 per share, after-tax) related to properties sold in 2015 as a result of completing our remaining obligations and a $34 million gain (approximately $0 after-tax) for the sale of our Distributed Energy Solutions business.
In July 2020, we entered into an agreement to sell our ownership interest in AMMROC to our joint venture partner for $307 million, subject to certain closing conditions. Accordingly, we adjusted the carrying value of our investment to the selling price of $307 million, which resulted in the recognition of a noncash impairment charge of $128 million ($96 million, or $0.34 per share, after-tax) in our results of operations. The sale was completed on November 25, 2020. The purchase price is required to be paid in cash installments in 2021 and is guaranteed by an irrevocable letter of credit issued by a third-party financial institution.
Interest Expense
Interest expense in 2020 was $591 million, compared to $653 million in 2019. The decrease in interest expense in 2020 resulted primarily from our scheduled repayment of $900 million of debt during 2019. See “Capital Structure, Resources and Other” included within “Liquidity and Cash Flows” discussion below and “Note 11 – Debt” included in our Notes to Consolidated Financial Statements for a discussion of our debt.
Other Non-Operating Income (Expense), Net
Other non-operating income (expense), net primarily includes the non-service cost components of FAS pension and other postretirement benefit plan income (expense) (i.e., interest cost, expected return on plan assets, net actuarial gains or losses, and amortization of prior service cost or credits). Other non-operating income, net in 2020 was $182 million, compared to other non-operating expense, net of $651 million in 2019. The increase in 2020 was primarily due to a reduction in non-service FAS pension expense for our qualified defined benefit pension plans. The increase was primarily due to FAS pension income in 2020, compared to FAS pension expense in 2019, as a result of completing the planned freeze of our salaried pension plans effective January 1, 2020 that was previously announced on July 1, 2014.
Income Tax Expense
Our effective income tax rate from continuing operations was 16.4% for 2020 and 14.0% for 2019. The rate for 2019 was lower than the rate for 2020 primarily due to $98 million additional tax deductions for 2018 attributable to foreign derived intangible income treatment, which lowered the rate 1.4%, and $51 million additional research and development credits, which reduced our effective tax rate by 0.8%.

The rates for both 2020 and 2019 benefited from additional tax deductions based on proposed tax regulations released on March 4, 2019, which clarified that foreign military sales qualify for foreign derived intangible income treatment. On July 9, 2020, the U.S. Treasury Department issued final tax regulations related to foreign derived intangible income. The final tax regulations confirm foreign military sales qualify for foreign derived intangible income treatment.
The rates for 2020 and 2019 also benefited from the research and development tax credit, dividends paid to the corporation’s defined contribution plans with an employee stock ownership plan feature, and tax deductions for employee equity awards.
On March 27, 2020, President Trump signed into law the CARES Act, which, along with earlier issued IRS guidance, provides for deferral of certain taxes. The CARES Act, among other things, also contains numerous other provisions which impact Lockheed Martin. The CARES Act and the projected annual financial impact of COVID-19 did not have a material impact on our effective tax rate for the year ended December 31, 2020.

Changes in U.S. (federal or state) or foreign tax laws and regulations, or their interpretation and application, including those with retroactive effect, including the amortization for research or experimental expenditures, could significantly impact our provision for income taxes, the amount of taxes payable, our deferred tax asset and liability balances, and stockholders’ equity. Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures currently and requires taxpayers to amortize them over five years. While it is possible that Congress may modify or repeal this provision before it takes effect and we continue to have ongoing discussions with members of Congress, both on our own and with other industries through coalitions, we have no assurance that these provisions will be modified or repealed. Furthermore, we are continuing to work with our advisors to refine our legal interpretation of this provision prior to implementation in 2022. If these provisions are not repealed and based on current interpretations of the law, initially this would materially decrease our cash from operations based on current assumptions beginning in 2022 by approximately $2.0 billion; and increase our net deferred tax assets by a similar amount. The largest impact would be on 2022 cash from operations, which would depend on the amount of research and development expenses paid or incurred in 2022 and other factors. The impact, however, would continue over the five year amortization period but would decrease over the period and be immaterial in year six. The amount of net deferred tax assets will change periodically based on several factors, including the measurement of our postretirement benefit plan obligations, actual cash contributions to our postretirement benefit plans, and future changes in tax laws. In addition, we are regularly under audit or examination by tax authorities, including foreign tax authorities (including in, amongst others, Australia, Canada, India, Italy, Japan, Poland, and the United Kingdom). The final determination of tax audits and any related litigation could similarly result in unanticipated increases in our tax expense and affect profitability and cash flows.
Net Earnings from Continuing Operations
We reported net earnings from continuing operations of $6.9 billion ($24.50 per share) in 2020 and $6.2 billion ($21.95 per share) in 2019. Both net earnings and earnings per share were affected by the factors mentioned above. Earnings per share also benefited from a net decrease of approximately 1.2 million common shares outstanding from December 31, 2020 to December 31, 2019 as a result of share repurchases, partially offset by share issuances under our stock-based awards and certain defined contribution plans.
Net Loss from Discontinued Operations
In 2020, we recognized a $55 million ($0.20 per share) non-cash charge resulting from the resolution of certain tax matters related to the former Information Systems & Global Solutions business divested in 2016.

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
Our business segments’ results of operations include pension expense only as calculated under CAS pension cost. We recover CAS pension and other postretirement benefit plan cost through the pricing of our products and services on U.S. Government contracts and, therefore, recognize CAS cost in each of our business segment’s net sales and cost of sales. Our consolidated financial statements must present FAS pension and other postretirement benefit plan expense calculated in accordance with FAS requirements under U.S. GAAP. The operating portion of the net FAS/CAS pension adjustment represents the difference between the service cost component of FAS pension expense and total CAS pension cost. The non-service FAS pension cost component is included in other non-operating expense, net in our consolidated statements of earnings. As a result, to the extent that CAS pension cost exceeds the service cost component of FAS pension expense we have a favorable FAS/CAS operating adjustment.
Summary operating results for each of our business segments were as follows (in millions):

	2020	2019	2018
Net sales
Aeronautics	$26,266	$23,693	$21,242
Missiles and Fire Control	11,257	10,131	8,462
Rotary and Mission Systems	15,995	15,128	14,250
Space	11,880	10,860	9,808
Total net sales	$65,398	$59,812	$53,762
Operating profit
Aeronautics	$2,843	$2,521	$2,272
Missiles and Fire Control	1,545	1,441	1,248
Rotary and Mission Systems	1,615	1,421	1,302
Space	1,149	1,191	1,055
Total business segment operating profit	7,152	6,574	5,877
Unallocated items
FAS/CAS operating adjustment (a)	1,876	2,049	1,803
Stock-based compensation	(221)	(189)	(173)
Severance and restructuring charges (b)	(27)	—	(96)
Other, net (c)	(136)	111	(77)
Total unallocated, net	1,492	1,971	1,457
Total consolidated operating profit	$8,644	$8,545	$7,334
(a)The FAS/CAS operating adjustment represents the difference between the service cost component of FAS pension income (expense) and total pension costs recoverable on U.S. Government contracts as determined in accordance with CAS. For a detail of the FAS/CAS operating adjustment and the total net FAS/CAS pension adjustment, see the table below.
(b)See “Consolidated Results of Operations – Severance Charges” discussion above for information on charges related to certain severance actions across our organization.
(c)Other, net in 2020 includes a non-cash impairment charge of $128 million recognized on our investment in the international equity method investee, AMMROC. Other, net in 2019 includes a previously deferred non-cash gain of $51 million related to properties sold in 2015 as a result of completing our remaining obligations and a gain of $34 million for the sale of our Distributed Energy Solutions business. Other, net in 2018 includes a non-cash asset impairment charge of $110 million related to our equity method investee, AMMROC (see “Note 1 – Significant Accounting Policies” included in our Notes to Consolidated Financial Statements for more information).
Total net FAS/CAS pension adjustments, including the service and non-service cost components of FAS pension income (expense), were as follows (in millions):

	2020	2019	2018
Total FAS income (expense) and CAS costs
FAS pension income (expense)	$118	$(1,093)	$(1,431)
Less: CAS pension cost	1,977	2,565	2,433
Net FAS/CAS pension adjustment	$2,095	$1,472	$1,002

Service and non-service cost reconciliation
FAS pension service cost	(101)	(516)	(630)
Less: CAS pension cost	1,977	2,565	2,433
FAS/CAS operating adjustment	1,876	2,049	1,803
Non-operating FAS pension income (expense)	219	(577)	(801)
Net FAS/CAS pension adjustment	$2,095	$1,472	$1,002

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
The following segment discussions also include information relating to backlog for each segment. Backlog was approximately $147.1 billion and $144.0 billion at December 31, 2020 and 2019. These amounts included both funded backlog (firm orders for which funding has been both authorized and appropriated by the customer) and unfunded backlog (firm orders for which funding has not yet been appropriated). Backlog does not include unexercised options or task orders to be issued under indefinite-delivery, indefinite-quantity contracts. Funded backlog was approximately $102.3 billion at December 31, 2020, as compared to $94.5 billion at December 31, 2019. If any of our contracts with firm orders were to be terminated, our backlog would be reduced by the expected value of the unfilled orders of such contracts.
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
As previously disclosed, we are responsible for a program to design, develop and construct a ground-based radar at our RMS business segment. The program has experienced performance issues for which we have periodically accrued reserves. In 2020, we revised our estimated costs to complete the program and recorded charges of approximately $45 million ($34 million, or $0.12 per share, after-tax) at our RMS business segment, which resulted in cumulative losses of approximately $250 million on this program as of December 31, 2020. We may continue to experience issues related to customer requirements and our performance under this contract and have to record additional charges. However, based on the losses previously recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our operating results or financial condition.
As previously disclosed, we have a program, EADGE-T, to design, integrate, and install an air missile defense command, control, communications, computers – intelligence (C4I) system for an international customer that has experienced performance issues and for which we have periodically accrued reserves at our RMS business segment. As of December 31, 2020, cumulative losses remained at approximately $260 million. We continue to monitor program requirements and our performance. At this time, we do not anticipate additional charges that would be material to our operating results or financial condition.
As previously disclosed, we are responsible for designing, developing and installing an upgraded turret for the Warrior Capability Sustainment Program. As of December 31, 2020, cumulative losses remained at approximately $140 million on this program. We may continue to experience issues related to customer requirements and our performance under this contract and may have to record additional reserves. However, based on the losses already recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our operating results or financial condition.
Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit by approximately $1.8 billion in 2020 and $1.9 billion in 2019. The consolidated net adjustments in 2020 compared to 2019 decreased primarily due to decreases in profit booking rate adjustments at Space and MFC offset by an increase in Aeronautics and RMS. The consolidated net adjustments for 2020 are inclusive of approximately $745 million in unfavorable items, which include reserves for various programs at RMS, government satellite programs at Space and performance matters on a sensors and global sustainment international military program at MFC. The consolidated net adjustments for 2019 are inclusive of approximately $930 million in unfavorable items, which include reserves for various programs at RMS, the F-16 program at Aeronautics, performance matters on a sensors and global sustainment international military program at MFC and government satellite programs at Space.

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

	2020	2019	2018
Net sales	$26,266	$23,693	$21,242
Operating profit	2,843	2,521	2,272
Operating margin	10.8%	10.6%	10.7%
Backlog at year-end	$56,551	$55,636	$55,601
Aeronautics’ net sales in 2020 increased $2.6 billion, or 11% compared to 2019. The increase was primarily attributable to higher net sales of approximately $1.8 billion for the F-35 program due to increased volume on sustainment, production, and development contracts; about $450 million for higher volume on classified development contracts; and about $300 million for the F-16 program due to increased volume on international production and sustainment contracts.
Aeronautics’ operating profit in 2020 increased $322 million, or 13%, compared to 2019. Operating profit increased approximately $240 million for the F-35 program due to higher volume and risk retirements on development and sustainment contracts and higher volume on production contracts; about $70 million for the C-130 program due to higher risk retirements on sustainment contracts; and approximately $20 million for classified development contracts due to higher risk retirements. Operating profit on the F-16 program was comparable as higher volume was offset by lower risk retirements. Adjustments not related to volume, including net profit booking rate adjustments, were $90 million higher in 2020 compared to 2019.
Backlog
Backlog increased in 2020 compared to 2019 primarily due to higher orders on F-16 production and various classified activities.
Trends
We expect Aeronautics’ 2021 net sales to increase in the mid-single digit percentage range from 2020 levels driven by increased volume on F-35, F-16 and classified programs. Operating profit is expected to increase in the mid-to-high single digit percentage range above 2020 levels. Operating profit margin for 2021 is expected to be slightly higher than 2020 levels.
Missiles and Fire Control
Our MFC business segment provides air and missile defense systems; tactical missiles and air-to-ground precision strike weapon systems; logistics; fire control systems; mission operations support, readiness, engineering support and integration services; manned and unmanned ground vehicles; and energy management solutions. MFC’s major programs include PAC‑3, THAAD, Multiple Launch Rocket System (MLRS), Hellfire, Joint Air-to-Surface Standoff Missile (JASSM), Javelin, Apache, Sniper Advanced Targeting Pod (SNIPER®), LANTIRN and Special Operations Forces Global Logistics Support Services (SOF GLSS). MFC’s operating results included the following (in millions):

	2020	2019	2018
Net sales	$11,257	$10,131	$8,462
Operating profit	1,545	1,441	1,248
Operating margin	13.7%	14.2%	14.7%
Backlog at year-end	$29,183	$25,796	$21,363
MFC’s net sales in 2020 increased $1.1 billion, or 11%, compared to the same period in 2019. The increase was primarily attributable to higher net sales of approximately $725 million for integrated air and missile defense programs due to increased volume (THAAD and PAC-3); and about $605 million for tactical and strike missile programs due to increased volume (primarily GMLRS, HIMARS, JASSM, and hypersonics). These increases were partially offset by a decrease of approximately $80 million for sensors and global sustainment programs due to lower volume on the Apache sensors program; and about $120 million as a result of the divestiture of the Distributed Energy Solutions business.
MFC’s operating profit in 2020 increased $104 million, or 7%, compared to 2019. Operating profit increased approximately $90 million for tactical and strike missile programs due to higher volume (primarily JASSM, hypersonics,

GMLRS, and HIMARS); and approximately $30 million for integrated air and missile defense programs due to increased volume (THAAD and PAC-3), which was partially offset by lower risk retirements (THAAD and PAC-3). These increases were partially offset by a decrease of approximately $40 million for sensors and global sustainment programs primarily due to lower risk retirements and a reduction in the profit booking rate on the Apache sensors program. Adjustments not related to volume, including net profit booking rate adjustments, were $40 million lower in 2020 compared to 2019.
Backlog
Backlog increased in 2020 compared to 2019 primarily due to higher orders on PAC-3 and tactical and strike missiles programs.
Trends
We expect MFC’s 2021 net sales to increase in the mid-single digit percentage range from 2020 levels driven by higher volume in the integrated air and missile defense business, primarily PAC-3. Operating profit is also expected to increase in the mid-single digit percentage range above 2020 levels. Operating profit margin for 2021 is expected to be slightly lower than 2020 levels.

Rotary and Mission Systems
RMS designs, manufactures, services and supports various military and commercial helicopters, surface ships, sea and land-based missile defense systems, radar systems, sea and air-based mission and combat systems, command and control mission solutions, cyber solutions, and simulation and training solutions. RMS’ major programs include Aegis Combat System, Littoral Combat Ship (LCS), Multi-Mission Surface Combatant (MMSC), Black Hawk® and Seahawk® helicopters, CH-53K King Stallion helicopter, Combat Rescue helicopter, VH-92A helicopter, and the C2BMC contract. RMS’ operating results included the following (in millions):

	2020	2019	2018
Net sales	$15,995	$15,128	$14,250
Operating profit	1,615	1,421	1,302
Operating margin	10.1%	9.4%	9.1%
Backlog at year-end	$36,249	$34,296	$31,320
RMS’ net sales in 2020 increased $867 million, or 6%, compared to 2019. The increase was primarily attributable to higher net sales of approximately $570 million for Sikorsky helicopter programs due to higher volume on production contracts (primarily Seahawk, VH-92A, CRH, and CH-53K), which was partially offset by lower volume on Black Hawk production programs; about $175 million for IWSS programs due to higher volume (primarily Aegis); and approximately $165 million for C6ISR programs due to higher volume (primarily undersea combat systems). These increases were partially offset by a $55 million decrease for various TLS programs due to lower volume.
RMS’ operating profit in 2020 increased $194 million, or 14%, compared to 2019. Operating profit increased approximately $90 million for TLS programs due to $80 million in charges for an army sustainment program in 2019 not repeated in 2020; about $70 million for Sikorsky helicopter programs primarily due to higher volume on production contracts (primarily VH-92A, Seahawk, CRH, and CH-53K); and about $35 million for IWSS programs primarily due to higher volume and higher risk retirements on TPQ-53 and Advanced Hawkeye and lower charges on a ground-based radar program. Operating profit on C6ISR programs was comparable as higher volume was offset by lower risk retirements. Adjustments not related to volume, including net profit booking rate adjustments, were $15 million higher in 2020 compared to 2019.
Backlog
Backlog increased in 2020 compared to 2019 primarily due to higher orders on Sikorsky programs.
Trends
We expect RMS’ 2021 net sales to increase in the low-single digit percentage range from 2020 levels driven by higher volume on Sikorsky helicopter programs and TLS programs. Operating profit is also expected to increase in the low-single digit percentage range above 2020 levels. Operating profit margin for 2021 is expected to be in line with 2020 levels.

Space
Our Space business segment is engaged in the research and development, design, engineering and production of satellites, strategic and defensive missile systems and space transportation systems. Space provides network-enabled situational awareness and integrates complex space and ground-based global systems to help our customers gather, analyze, and securely distribute critical intelligence data. Space is also responsible for various classified systems and services in support of vital national security systems. Space’s major programs include the Trident II D5 Fleet Ballistic Missile (FBM), AWE program, Orion Multi-Purpose Crew Vehicle (Orion), Space Based Infrared System (SBIRS) and Next Generation Overhead Persistent Infrared (Next Gen OPIR) system, Global Positioning System (GPS) III, Advanced Extremely High Frequency (AEHF), and hypersonics programs. Operating profit for our Space business segment includes our share of earnings for our investment in ULA, which provides expendable launch services to the U.S. Government. Space’s operating results included the following (in millions):

	2020	2019	2018
Net sales	$11,880	$10,860	$9,808
Operating profit	1,149	1,191	1,055
Operating margin	9.7%	11.0%	10.8%
Backlog at year-end	$25,148	$28,253	$22,184
Space’s net sales in 2020 increased $1.0 billion, or 9%, compared to 2019. The increase was primarily attributable to higher net sales of approximately $525 million for government satellite programs due to higher volume (primarily Next Gen OPIR); and about $430 million for strategic and missile defense programs due to higher volume (primarily hypersonic development programs, inclusive of impacts due to the acquisition of i3's hypersonics portfolio in November 2020).
Space’s operating profit in 2020 decreased $42 million, or 4%, compared to 2019. Operating profit decreased approximately $90 million for government satellite programs due to lower risk retirements on the various programs (primarily AEHF) that were partially offset by higher risk retirements and volume on the Next Gen OPIR program. This decrease was partially offset by increases of $40 million for commercial satellite programs due to charges recorded for performance matters in 2019 not repeated in 2020. Operating profit for strategic and missile defense programs was comparable as higher risk retirements and volume on hypersonic development programs were offset by lower risk retirements and volume on fleet ballistic missile programs. Adjustments not related to volume, including net profit booking rate adjustments, were $100 million lower in 2020 compared to 2019.
Equity earnings
Total equity earnings recognized by Space (primarily ULA) represented approximately $135 million and $145 million, or 12% of this business segment’s operating profit during both 2020 and 2019.
Backlog
Backlog decreased in 2020 compared to 2019 primarily due to higher sales on multi-year contracts awarded in prior years. Additionally, backlog as of December 31, 2020 reflects a decrease due to the UK Ministry of Defense’s intent to assume 100% ownership of the program on June 30, 2021.
Trends
We expect Space’s 2021 net sales to increase in the low-single digit percentage range from 2020 levels driven by higher volume on hypersonics programs and on government satellite programs (primarily Next Gen OPIR), partially offset by lower volume at AWE due to the UK Ministry of Defense’s intent to re-nationalize the program on June 30, 2021. Operating profit is expected to decrease in the low-single digit percentage range from 2020 levels. Operating profit margin for 2021 is expected to be lower than 2020 levels.

Liquidity and Cash Flows
As of December 31, 2020, we had a cash balance of $3.2 billion and no commercial paper borrowings outstanding under our $2.5 billion revolving credit facility (the credit facility), which is also available for borrowings in the event of a lack of short-term commercial paper availability. To date, the effects of COVID-19 have not had a significant negative impact on our liquidity, cash flows or capital resources. Actions taken by the U.S. Government to increase the rate of progress payments had the effect of increasing our cash from operations, but we used all of this benefit to accelerate payments to our suppliers. The effects of COVID-19 have, at times, led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future. The economic impacts of COVID-19 have also caused volatility in the equity capital markets and investment return on our pension assets. Changes in returns on plan assets may affect our plan funding, cash flows and stockholders’ equity. Differences between the actual plan asset return and the expected long-term rate of return on plan assets (7.00% as of December 31, 2020) impact the measurement of the following year’s Financial Accounting Standards (FAS) pension expense and pension funding requirements.
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
Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type. We generally bill and collect cash more frequently under cost-reimbursable contracts, which represented approximately 40% of the sales we recorded in 2020, as we are authorized to bill as the costs are incurred. A number of our fixed-price contracts may provide for performance-based payments, which allow us to bill and collect cash as we perform on the contract. The amount of performance-based payments and the related milestones are encompassed in the negotiation of each contract. The timing of such payments may differ from the timing of the costs incurred related to our contract performance, thereby affecting our cash flows.
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
We have generated strong operating cash flows, which have been the primary source of funding for our operations, capital expenditures, debt service and repayments, dividends, share repurchases and postretirement benefit plan contributions. Our strong operating cash flows enabled our Board of Directors to approve two key cash deployment initiatives in September 2020. First, we increased our dividend rate in the fourth quarter by $0.20 to $2.60 per share. Second, the Board of Directors approved a $1.3 billion increase to our share repurchase program. Inclusive of this increase, the total remaining authorization for future common share repurchases under our program was $3.0 billion as of December 31, 2020.
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
The majority of our capital expenditures for 2020 and those planned for 2021 are for equipment, facilities infrastructure and information technology. Expenditures for equipment and facilities infrastructure are generally incurred to support new and existing programs across all of our business segments. For example, we have projects underway in our Aeronautics business segment for facilities and equipment to support higher production of the F-35 combat aircraft, and we have projects underway to modernize certain of our facilities. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.
We made discretionary contributions of $1.0 billion to our qualified defined benefit pension plans in both 2020 and 2019 using cash on hand. We expect to make contributions of approximately $1.0 billion to our qualified defined benefit pension plans in 2021.
The CARES Act, provides a deferral of payroll tax payments from which we benefited by deferring cash outlays of $460 million during 2020. This will have the effect of increasing cash outlays for payroll taxes during 2021 and 2022. The

CARES Act, among other things, also contains numerous other provisions which may impact Lockheed Martin. We continue to review ongoing government guidance related to COVID-19 that may be issued.
The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	2020	2019	2018
Cash and cash equivalents at beginning of year	$1,514	$772	$2,861
Operating activities
Net earnings	6,833	6,230	5,046
Non-cash adjustments	1,726	1,549	1,186
Changes in working capital	101	(672)	(1,401)
Other, net	(477)	204	(1,693)
Net cash provided by operating activities	8,183	7,311	3,138
Net cash used for investing activities	(2,010)	(1,241)	(1,075)
Net cash used for financing activities	(4,527)	(5,328)	(4,152)
Net change in cash and cash equivalents	1,646	742	(2,089)
Cash and cash equivalents at end of year	$3,160	$1,514	$772
Operating Activities
Net cash provided by operating activities increased $872 million in 2020 compared to 2019 primarily due to cash generated from working capital in 2020 compared to a use of cash in 2019, and the deferral of tax payments. The $773 million improvement in cash flows related to working capital (defined as receivables, contract assets, and inventories less accounts payable and contract liabilities) was primarily attributable to timing of cash payments for accounts payable (primarily Aeronautics) and liquidation of inventories (primarily classified programs at Aeronautics and Sikorsky helicopter programs at RMS), partially offset by timing of production and billing cycles affecting contract assets and contract liabilities (primarily the F-35 program at Aeronautics). During 2020, we made net cash tax payments of approximately $1.4 billion compared to $940 million in 2019.
In addition, net cash provided by operating activities in 2020 included the receipt of approximately $1.2 billion of net accelerated progress payments due to the U.S. Government's increase in the progress payment rate from 80% to 90%, and the deferral of $460 million for the employer portion of payroll taxes to 2021 and 2022 pursuant to the CARES Act. We used the accelerated progress payments from the U.S. Government plus cash on hand to accelerate $2.1 billion of payments to our suppliers as of December 31, 2020 that are due by their terms in future periods.
Investing Activities
Net cash used for investing activities increased $769 million in 2020 compared to 2019, primarily due to an increase in capital expenditures and cash payments for various acquisitions, partially offset by net cash proceeds from various divestitures and acquisitions in 2019, and cash received for various other items, none of which were individually significant. Capital expenditures totaled $1.8 billion in 2020 and $1.5 billion in 2019. The majority of our capital expenditures were for equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.
Financing Activities
Net cash used for financing activities decreased $801 million in 2020 compared to 2019, primarily due to net repayments of $600 million for commercial paper in 2019 which did not recur in 2020, decreased repayments of long-term debt in 2020 and decreased repurchases of common stock, partially offset by higher dividend payments.
In October 2020, we repaid $500 million of long-term notes with a fixed interest rate of 2.50% due November 2020. In November 2019, we repaid $900 million of long-term notes with a fixed interest rate of 4.25% according to their scheduled maturities.
On May 20, 2020, we received net cash proceeds of $1.1 billion from the issuance of senior unsecured notes, consisting of $400 million aggregate principal amount of 1.85% Notes due in 2030 and $750 million aggregate principal amount of 2.80%

Notes due in 2050. On June 16, 2020, we used the net proceeds from the offering plus cash on hand to redeem $750 million of the outstanding $1.25 billion in aggregate principal amount of our 2.50% Notes due in 2020 and $400 million of the outstanding $900 million in aggregate principal amount of our 3.35% Notes due in 2021, each at their redemption price.
For additional information about our debt financing activities see the “Capital Structure, Resources and Other” discussion below and “Note 11 – Debt” included in our Notes to Consolidated Financial Statements.
We paid dividends totaling $2.8 billion ($9.80 per share) in 2020 and $2.6 billion ($9.00 per share) in 2019. We paid quarterly dividends of $2.40 per share during each of the first three quarters of 2020 and $2.60 per share during the fourth quarter of 2020. We paid quarterly dividends of $2.20 per share during each of the first three quarters of 2019 and $2.40 per share during the fourth quarter of 2019.
We paid $1.1 billion to repurchase 3.0 million shares of our common stock during 2020, which includes the $500 million paid to repurchase 1.4 million shares pursuant to the accelerated share repurchase (ASR) agreement entered into in 2020. We paid $1.2 billion to repurchase 3.5 million shares of our common stock during 2019. See “Note 13 – Stockholders’ Equity” included in our Notes to Consolidated Financial Statements for additional information about our repurchases of common stock.

Capital Structure, Resources and Other
At December 31, 2020, we held cash and cash equivalents of $3.2 billion that was generally available to fund ordinary business operations without significant legal, regulatory, or other restrictions.
Our outstanding debt, net of unamortized discounts and issuance costs, amounted to $12.2 billion at December 31, 2020 and mainly is in the form of publicly-issued notes that bear interest at fixed rates. As of December 31, 2020, we had $500 million of short-term borrowings due within one year, which are scheduled to mature in September 2021. As of December 31, 2019, we had $1.3 billion of short-term borrowings due within one year, which were scheduled to mature in November 2020. As of December 31, 2020, we were in compliance with all covenants contained in our debt and credit agreements.
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
Revolving Credit Facilities
At December 31, 2020, we had a $2.5 billion revolving credit facility (the credit facility) with various banks that is available for general corporate purposes. Effective August 24, 2019, we extended the expiration date of the credit facility from August 24, 2023 to August 24, 2024. The undrawn portion of the credit facility also serves as a backup facility for the issuance of commercial paper. The total amount outstanding at any point in time under the combination of our commercial paper program and the credit facility cannot exceed the amount of the credit facility. We may request and the banks may grant, at their discretion, an increase in the borrowing capacity under the credit facility of up to an additional $500 million. There were no borrowings outstanding under the credit facility as of December 31, 2020 and 2019.
Borrowings under the credit facility are unsecured and bear interest at rates based, at our option, on a Eurodollar Rate or a Base Rate, as defined in the credit facility’s agreement. Each bank’s obligation to make loans under the credit facility is subject to, among other things, our compliance with various representations, warranties and covenants, including covenants limiting our ability and certain of our subsidiaries’ ability to encumber assets and a covenant not to exceed a maximum leverage ratio, as defined in the 5‑year credit facility agreement.
Long-Term Debt
In May 2020, we issued a total of $1.2 billion of senior unsecured notes, consisting of $400 million aggregate principal amount of 1.85% Notes due in 2030 (the “2030 Notes”) and $750 million aggregate principal amount of 2.80% Notes due in 2050 (the “2050 Notes” and, together with the 2030 Notes, the “Notes”). Interest on the Notes is payable semi-annually in arrears on June 15 and December 15 of each year beginning on December 15, 2020. We may, at our option, redeem the Notes of any series in whole or in part at any time and from time to time at a redemption price equal to the greater of 100% of the principal amount of the notes to be redeemed or an applicable “make-whole” amount, plus accrued and unpaid interest to the date of redemption.

In June 2020, we used the net proceeds from the offering plus cash on hand to redeem $750 million of the outstanding $1.25 billion in aggregate principal amount of our 2.50% Notes due in 2020, and $400 million of the outstanding $900 million in aggregate principal amount of our 3.35% Notes due in 2021 at their redemption price. We have an effective shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission to provide for the issuance of an indeterminate amount of debt securities.
In October 2020, we repaid $500 million of long-term notes with a fixed interest rate of 2.50% due November 2020. In November 2019, we repaid $900 million of long-term notes with a fixed interest rate of 4.25% according to their scheduled maturities. In November 2018, we repaid $750 million of long-term notes with a fixed interest rate of 1.85% according to their scheduled maturities.

Total Equity
Our total equity was $6.0 billion at December 31, 2020, an increase of $2.9 billion from December 31, 2019. The increase was primarily attributable to net earnings of $6.8 billion, recognition of previously deferred postretirement benefit plan amounts of $440 million, and employee stock activity of $479 million (including the impacts of stock option exercises, issuances of shares under the employee stock ownership plan and stock-based compensation), partially offset by the annual December 31 re-measurement adjustment related to our postretirement benefit plans of $1.1 billion, dividends declared of $2.8 billion during the year, and the repurchase of 3.0 million common shares for $1.1 billion.
As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings. During 2020, we repurchased $3.0 million of our common shares, which were recognized as a reduction to common stock for the par value with the excess purchase price recorded as a reduction of additional paid-in capital of $256 million and $841 million recorded as a reduction of retained earnings.

Contractual Commitments and Off-Balance Sheet Arrangements
At December 31, 2020, we had contractual commitments to repay debt, make payments under operating leases, settle obligations related to agreements to purchase goods and services and settle tax and other liabilities. Financing lease obligations were not material. Payments due under these obligations and commitments are as follows (in millions):

	Payments Due By Period
	Total	Less Than 1 Year	Years 2 and 3	Years 4 and 5	After 5 Years
Total debt	$13,299	$500	$625	$1,060	$11,114
Interest payments	9,382	554	1,067	989	6,772
Other liabilities	3,021	280	440	367	1,934
Operating lease obligations	1,275	301	356	215	403
Purchase obligations:
Operating activities	50,728	26,852	19,735	3,930	211
Capital expenditures	818	562	166	35	55
Total contractual cash obligations	$78,523	$29,049	$22,389	$6,596	$20,489

The table above excludes estimated minimum funding requirements for our qualified defined benefit pension plans. For additional information about our future minimum contributions for these plans, see “Note 12 – Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements. Amounts related to other liabilities represent the contractual obligations for certain long-term liabilities recorded as of December 31, 2020. Such amounts mainly include expected payments under non-qualified pension plans, environmental liabilities and deferred compensation plans.

Purchase obligations related to operating activities include agreements and contracts that give the supplier recourse to us for cancellation or nonperformance under the contract or contain terms that would subject us to liquidated damages. Such agreements and contracts may, for example, be related to direct materials, obligations to subcontractors and outsourcing arrangements. Total purchase obligations for operating activities in the preceding table include approximately $46.4 billion related to contractual commitments entered into as a result of contracts we have with our U.S. Government customers. The U.S. Government generally would be required to pay us for any costs we incur relative to these commitments if they were to terminate the related contracts “for convenience” under the FAR, subject to available funding. This also would be true in cases where we perform subcontract work for a prime contractor under a U.S. Government contract. The termination for convenience language also may be included in contracts with foreign, state and local governments. We also have contracts with customers that do not include termination for convenience provisions, including contracts with commercial customers.
Purchase obligations in the preceding table for capital expenditures generally include facilities infrastructure, equipment and information technology.
We also may enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. These agreements are designed to enhance the social and economic environment of the foreign country by requiring the contractor to promote investment in the country. Offset agreements may be satisfied through activities that do not require us to use cash, including transferring technology, providing manufacturing and other consulting support to in-country projects and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements also may be satisfied through our use of cash for such activities as purchasing supplies from in-country vendors, providing financial support for in-country projects, establishment of joint ventures with local companies and building or leasing facilities for in-country operations. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customer and typically require cash outlays that represent only a fraction of the original amount in the offset agreement. Satisfaction of our offset obligations are included in the estimates of our total costs to complete the contract and may impact our sales, profitability and cash flows. Our ability to recover investments on our consolidated balance sheet that we make to satisfy offset obligations is generally dependent upon the successful operation of ventures that we do not control and may involve products and services that are dissimilar to our business activities. At December 31, 2020, the notional value of remaining obligations under our outstanding offset agreements totaled approximately $17.5 billion, which primarily relate to our Aeronautics, MFC and RMS business segments, most of which extend through 2049. To the extent we have entered into purchase or other obligations at December 31, 2020 that also satisfy offset agreements, those amounts are included in the preceding table. Offset programs usually extend over several years and may provide for penalties, estimated at approximately $1.8 billion at December 31, 2020, in the event we fail to perform in accordance with offset requirements. While historically we have not been required to pay material penalties, resolution of offset requirements are often the result of negotiations and subjective judgments.

We have entered into standby letters of credit and surety bonds issued on our behalf by financial institutions, and we have directly issued guarantees to third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as joint venture partners. At December 31, 2020, we had the following outstanding letters of credit, surety bonds and third-party guarantees (in millions):

	Commitment Expiration By Period
	Total Commitment	Less Than 1 Year	Years 2 and 3	Years 4 and 5	After 5 Years
Standby letters of credit (a)	$2,136	$1,090	$559	$441	$46
Surety bonds	357	357	—	—	—
Third-party Guarantees	871	605	4	220	42
Total commitments	$3,364	$2,052	$563	$661	$88
(a)Approximately $859 million of standby letters of credit in the “Less Than 1 Year” category, $219 million in the “Years 2 and 3” category and $264 million in the “Years 4 and 5” category are expected to renew for additional periods until completion of the contractual obligation.
At December 31, 2020, third-party guarantees totaled $871 million, of which approximately 71% related to guarantees of contractual performance of joint ventures to which we currently are or previously were a party. These amounts represent our estimate of the maximum amounts we would expect to incur upon the contractual non-performance of the joint venture, joint venture partners or divested businesses. Generally, we also have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner.
In determining our exposures, we evaluate the reputation, performance on contractual obligations, technical capabilities and credit quality of our current and former joint venture partners and the transferee under novation agreements all of which include a guarantee as required by the FAR. At December 31, 2020 and 2019, there were no material amounts recorded in our financial statements related to third-party guarantees or novation agreements.

Critical Accounting Policies
Contract Accounting / Sales Recognition
The majority of our net sales are generated from long-term contracts with the U.S. Government and international customers (including FMS contracted through the U.S. Government) for the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For certain contracts that meet the foregoing requirements, primarily international direct commercial sale contracts, we are required to obtain certain regulatory approvals. In these cases, we recognize revenue when it is probable that we will receive regulatory approvals based upon all known facts and circumstances. We provide our products and services under fixed-price and cost-reimbursable contracts.
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

Postretirement Benefit Plans
Overview
Many of our employees and retirees participate in qualified and nonqualified defined benefit pension plans, retiree medical and life insurance plans and other postemployment plans (collectively, postretirement benefit plans - see “Note 12 – Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements). The majority of our accrued benefit obligations relate to our qualified defined benefit pension plans and retiree medical and life insurance plans. We recognize on a plan-by-plan basis the net funded status of these postretirement benefit plans under GAAP as either an asset or a liability on our consolidated balance sheets. The GAAP funded status represents the difference between the fair value of each plan’s assets and the benefit obligation of the plan. The GAAP benefit obligation represents the present value of the estimated future benefits we currently expect to pay to plan participants based on past service.
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
Similar to recent years, we continue to take actions to mitigate the effect of our defined benefit pension plans on our financial results by reducing the volatility of our pension obligations, including entering into additional transactions involving the purchase of group annuity contracts for portions of our outstanding defined benefit pension obligations using assets from the pension trust. During December 2020, Lockheed Martin, through its master retirement trust, purchased an irrevocable group annuity contract from an insurance company (referred to as a buy-out contract) for $1.4 billion to transfer the related, outstanding defined benefit pension obligations. As a result of this transaction, we were relieved of all responsibility for these pension obligations and the insurance company is now required to pay and administer the retirement benefits owed to approximately 13,500 U.S. retirees and beneficiaries, with no change to the amount, timing or form of monthly retirement benefit payments. Although the transaction was treated as a settlement for accounting purposes, we did not recognize a loss on the settlement in earnings associated with the transaction because total settlements during 2020 for the affected pension plans were less than the plans’ service and interest cost in 2020.
A second contract was also purchased from an insurance company for $793 million that will reimburse the plan for all future benefit payments related to approximately 2,500 U.S. retirees and beneficiaries (referred to as a buy-in contract). The covered retirees and beneficiaries and buy-in contract were spun-off to the plan established in December 2018 for the contract purchased at that time similarly structured as a buy-in; the buy-in contracts are the sole assets of that plan. Under the arrangement, the plan remains responsible for paying the benefits for the covered retirees and beneficiaries and the insurance company will reimburse the plan as those benefits are paid. As a result, there is no net ongoing cash flow to the plan for the covered retirees and beneficiaries as the cost of providing the benefits is funded by the buy-in contract; effectively locking in the cost of the benefits and eliminating future volatility of the benefit obligation, while also providing the option to convert to a buy-out. The buy-in contract was purchased using assets from the pension trust and is accounted for at fair value as an investment of the trust. These transactions had no impact on our 2020 FAS pension expense or CAS pension cost.
Since December 2018, Lockheed Martin, through its master retirement trust, has purchased total contracts (both buy-in and buy-out) for approximately $6.7 billion related to our outstanding defined benefit pension obligations eliminating pension plan volatility for approximately 77,000 retirees and beneficiaries and annually required Pension Benefit Guarantee Corporation (PBGC) premiums of approximately $55 million per year.
We expect to continue to look for opportunities to manage our pension liabilities through additional buy-out (and buy-in) contracts in future years. Future transactions could result in a non-cash settlement charge to earnings, which could be material to a reporting period.
Notwithstanding these actions, the impact of our postretirement benefit plans on our earnings may be volatile in that the amount of expense we record and the funded status for our postretirement benefit plans may materially change from year to year because the calculations are sensitive to funding levels as well as changes in several key economic assumptions, including interest rates, actual rates of return on plan assets and other actuarial assumptions including participant longevity and employee turnover, as well as the timing of cash funding.

Actuarial Assumptions
The plan assets and benefit obligations are measured at the end of each year or more frequently, upon the occurrence of certain events such as a significant plan amendment, settlement or curtailment. The amounts we record are measured using actuarial valuations, which are dependent upon key assumptions such as discount rates, the expected long-term rate of return on plan assets, participant longevity, employee turnover and the health care cost trend rates for our retiree medical plans. The assumptions we make affect both the calculation of the benefit obligations as of the measurement date and the calculation of net periodic benefit cost in subsequent periods. When reassessing these assumptions, we consider past and current market conditions and make judgments about future market trends. We also consider factors such as the timing and amounts of expected contributions to the plans and benefit payments to plan participants.
We continue to use a single weighted average discount rate approach when calculating our consolidated benefit obligations related to our defined benefit pension plans resulting in 2.50% at December 31, 2020, compared to 3.25% at December 31, 2019. We utilized a single weighted average discount rate of 2.375% when calculating our benefit obligations related to our retiree medical and life insurance plans at December 31, 2020, compared to 3.25% at December 31, 2019. We evaluate several data points in order to arrive at an appropriate single weighted average discount rate, including results from cash flow models, quoted rates from long-term bond indices and changes in long-term bond rates over the past year. As part of our evaluation, we calculate the approximate average yields on corporate bonds rated AA or better selected to match our projected postretirement benefit plan cash flows. The decrease in the discount rate from December 31, 2019 to December 31, 2020 resulted in an increase in the projected benefit obligations of our qualified defined benefit pension plans of approximately $4.9 billion at December 31, 2020.
We utilized an expected long-term rate of return on plan assets of 7.00% at both December 31, 2020 and December 31, 2019. The long-term rate of return assumption represents the expected long-term rate of return on the funds invested or to be invested, to provide for the benefits included in the benefit obligations. This assumption is based on several factors including historical market index returns, the anticipated long-term allocation of plan assets, the historical return data for the trust funds, plan expenses and the potential to outperform market index returns. The difference between the long-term rate of return on plan assets assumption we select and the actual return on plan assets in any given year affects both the funded status of our benefit plans and the calculation of FAS pension expense in subsequent periods. Although the actual return in any specific year likely will differ from the assumption, the average expected return over a long-term future horizon should be approximately equal to the assumption. Any variance each year should not, by itself, suggest that the assumption should be changed. Patterns of variances are reviewed over time, and then combined with expectations for the future. As a result, changes in this assumption are less frequent than changes in the discount rate. The actual investment return for our qualified defined benefit plans during 2020 of $5.6 billion based on an actual rate of approximately 16.5% improved plan assets more than the $2.3 billion expected return based on our 7.00% long-term rate of return assumption.
In October 2020, the Society of Actuaries published revised longevity assumptions that refined its prior studies. We used the revised assumptions in our December 31, 2020 re-measurement of benefit obligation resulting in an approximate $426 million decrease in the projected benefit obligations of our qualified defined benefit pension plans.
Our stockholders’ equity has been reduced cumulatively by $16.2 billion from the annual year-end measurements of the funded status of postretirement benefit plans. The cumulative non-cash, after-tax reduction primarily represents net actuarial losses resulting from declines in discount rates, investment losses and updated longevity. A market-related value of our plan assets, determined using actual asset gains or losses over the prior three-year period, is used to calculate the amount of deferred asset gains or losses to be amortized. These cumulative actuarial losses will be amortized to expense using the corridor method, where gains and losses are recognized to the extent they exceed 10% of the greater of plan assets or benefit obligations, over an average period of approximately twenty years as of December 31, 2020. This amortization period extended in 2020 due to the freeze of our salaried pension plans to use the average remaining life expectancy of the participants instead of average future service. During 2020, $440 million of these amounts were recognized as a component of postretirement benefit plans expense.
The discount rate and long-term rate of return on plan assets assumptions we select at the end of each year are based on our best estimates and judgment. A change of plus or minus 25 basis points in the 2.50% discount rate assumption at December 31, 2020, with all other assumptions held constant, would have decreased or increased the amount of the qualified pension benefit obligation we recorded at the end of 2020 by approximately $1.6 billion, which would result in an after-tax increase or decrease in stockholders’ equity at the end of the year of approximately $1.3 billion. If the 2.50% discount rate at December 31, 2020 that was used to compute the expected 2021 FAS pension expense for our qualified defined benefit pension plans had been 25 basis points higher or lower, with all other assumptions held constant, the amount of FAS pension expense projected for 2021 would be lower or higher by approximately $15 million. The impact of changes in the discount rate on FAS pension expense is significantly less than in years prior to the freeze of our salaried pension plans effective January 1, 2020 due to the resulting service cost reduction and extended loss amortization period discussed above. If the 7.00% expected long-term rate of return on plan assets assumption at December 31, 2020 that was used to compute the expected 2021 FAS pension expense for our qualified defined benefit pension plans had been 25 basis points higher or lower, with all other assumptions held constant, the amount of FAS pension expense projected for 2021 would be lower or higher by approximately $80 million. Each year, differences between the actual plan asset return and the expected long-term rate of return on plan assets impacts the measurement of the following year’s FAS expense. Every 100 basis points difference in return during 2020 between our actual rate of return of approximately 16.5% and our expected long-term rate of return of 7.00% impacted 2021 expected FAS pension expense by approximately $15 million.
Funding Considerations
We made contributions of $1.0 billion in both 2020 and 2019 to our qualified defined benefit pension plans. Funding of our qualified defined benefit pension plans is determined in a manner consistent with CAS and in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006 (PPA). Our goal has been to fund the pension plans to a level of at least 80%, as determined under the PPA. The ERISA funded status of our qualified defined benefit pension plans was approximately 86% and 83% as of December 31, 2020 and 2019; which is calculated on a different basis than under GAAP.
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
We recovered $2.0 billion in 2020 and $2.6 billion in 2019 as CAS pension costs. Amounts contributed in excess of the CAS pension costs recovered under U.S. Government contracts are considered to be prepayment credits under the CAS rules. Our prepayment credits were approximately $8.3 billion and $8.5 billion at December 31, 2020 and 2019, respectively. The prepayment credit balance will increase or decrease based on our actual investment return on plan assets.
Trends
We plan to make discretionary contributions of approximately $1.0 billion to our qualified defined benefit pension plans in 2021. We anticipate recovering approximately $2.1 billion of CAS pension cost in 2021 allowing us to recoup a portion of our CAS prepayment credits.
We project FAS pension income of $265 million in 2021, compared to FAS pension income of $118 million in 2020, and a net 2021 FAS/CAS pension benefit of $2.3 billion compared to $2.1 billion in 2020.
Environmental Matters
We are a party to various agreements, proceedings and potential proceedings for environmental remediation issues, including matters at various sites where we have been designated a potentially responsible party (PRP). At December 31, 2020 and 2019, the total amount of liabilities recorded on our consolidated balance sheet for environmental matters was $789 million and $810 million. We have recorded assets totaling $685 million and $703 million at December 31, 2020 and 2019 for the portion of environmental costs that are probable of future recovery in pricing of our products and services for agencies of the U.S. Government, as discussed below. The amount that is expected to be allocated to our non-U.S. Government contracts or that is determined to not be recoverable under U.S. Government contracts is expensed through cost of sales. We project costs and recovery of costs over approximately 20 years.
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
We perform quarterly reviews of environmental remediation sites and record liabilities and receivables in the period it becomes probable that the liabilities have been incurred and the amounts can be reasonably estimated (see the discussion under “Environmental Matters” in “Note 1 – Significant Accounting Policies” and “Note 15 – Legal Proceedings, Commitments and

Contingencies” included in our Notes to Consolidated Financial Statements). We consider the above factors in our quarterly estimates of the timing and amount of any future costs that may be required for environmental remediation activities, which result in the calculation of a range of estimates for each particular environmental remediation site. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined. Given the required level of judgment and estimation, it is likely that materially different amounts could be recorded if different assumptions were used or if circumstances were to change (e.g., a change in environmental standards or a change in our estimate of the extent of contamination).
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
In addition to the proceedings and potential proceedings discussed above, the California State Water Resources Control Board, a branch of the California Environmental Protection Agency, has indicated it will work to re-establish a maximum level of the contaminant hexavalent chromium in drinking water after a prior standard of 10 parts per billion (ppb) was challenged and withdrawn, and is also reevaluating its existing drinking water standard of 6 ppb for perchlorate. The U.S. Environmental Protection Agency decided in June 2020 not to regulate perchlorate in drinking water at the federal level, although this decision has been challenged, and is considering whether to regulate hexavalent chromium.
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
We also are evaluating the potential impact of existing and contemplated legal requirements addressing a class of compounds known generally as per- and polyfluoroalkyl compounds (PFAS). PFAS compounds have been used ubiquitously, such as in fire-fighting foams, manufacturing processes, and stain- and stick-resistant products (e.g., Teflon, stain-resistant fabrics). Because we have used products and processes over the years containing some of those compounds, they likely exist as contaminants at many of our environmental remediation sites. Governmental authorities have announced plans, and in some instances have begun, to regulate certain of these compounds at extremely low concentrations in drinking water, which could lead to increased cleanup costs at many of our environmental remediation sites.
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
Our goodwill balance was $10.8 billion at December 31, 2020 and $10.6 billion at December 31, 2019. We perform an impairment test of our goodwill at least annually in the fourth quarter or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may be impaired. Such events or changes in circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators, competition, reorganizations of our business, U.S. Government budget restrictions or the disposal of all or a portion of a reporting unit. Our goodwill has been allocated to and is tested for impairment at a level referred to as the reporting unit, which is our business segment level or a level below the business segment. The level at which we test goodwill for impairment requires us to determine whether the operations below the business segment constitute a self-sustaining business for which discrete financial information is available and segment management regularly reviews the operating results.
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
In the fourth quarter of 2020, we performed our annual goodwill impairment test for each of our reporting units. The results of that test indicated that for each of our reporting units no impairment existed. As of the date of our annual impairment test, the fair value of our Sikorsky reporting unit exceeded its carrying value, which included goodwill of $2.7 billion, by a margin of approximately 30%. The fair value of our Sikorsky reporting unit can be significantly impacted by changes in expected future orders, general market pressures, including U.S. Government budgetary constraints, discount rates, long term growth rates, and changes in U.S. (federal or state) or foreign tax laws and regulations, or their interpretation and application, including those with retroactive effect, along with other significant judgments. Based on our assessment of these circumstances, we have determined that goodwill at our Sikorsky reporting unit is at risk for impairment should there be a deterioration of projected cash flows of the reporting unit.

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
Acquired intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. This testing compares carrying value to fair value and, when appropriate, the carrying value of these assets is reduced to fair value. In the fourth quarter of 2020, we performed our annual impairment test, and the results of that test indicated no impairment existed. Finite-lived intangibles are amortized to expense over the applicable useful lives, ranging from three to 20 years, based on the nature of the asset and the underlying pattern of economic benefit as reflected by future net cash inflows. We perform an impairment test of finite-lived intangibles whenever events or changes in circumstances indicate their carrying value may be impaired. If events or changes in circumstances indicate the carrying value of a finite-lived intangible may be impaired, the sum of the undiscounted future cash flows expected to result from the use of the asset group would be compared to the asset group’s carrying value. If the asset group’s carrying amount exceed the sum of the undiscounted future cash flows, we would determine the fair value of the asset group and record an impairment loss in net earnings.
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
Our main exposure to market risk relates to interest rates, foreign currency exchange rates and market prices on certain equity securities. Our financial instruments that are subject to interest rate risk principally include fixed-rate long-term debt and commercial paper, if issued. The estimated fair value of our outstanding debt was $16.9 billion at December 31, 2020 and the outstanding principal amount was $13.3 billion, excluding unamortized discounts and issuance costs of $1.1 billion. A 10% change in the level of interest rates would not have a material impact on the fair value of our outstanding debt at December 31, 2020.
We use derivative instruments principally to reduce our exposure to market risks from changes in foreign currency exchange rates and interest rates. We do not enter into or hold derivative instruments for speculative trading purposes. We transact business globally and are subject to risks associated with changing foreign currency exchange rates. We enter into foreign currency hedges such as forward and option contracts that change in value as foreign currency exchange rates change. Our most significant foreign currency exposures relate to the British pound sterling, the euro, the Canadian dollar and the Australian dollar. These contracts hedge forecasted foreign currency transactions in order to mitigate fluctuations in our earnings and cash flows associated with changes in foreign currency exchange rates. As a result, we do not have material foreign currency transaction exposure, including exposure to the pound sterling or euro should there be material foreign currency fluctuations due to the United Kingdom departing from the European Union (commonly referred to as Brexit). We designate foreign currency hedges as cash flow hedges. We also are exposed to the impact of interest rate changes primarily through our borrowing activities. For fixed rate borrowings, we may use variable interest rate swaps, effectively converting fixed rate borrowings to variable rate borrowings in order to hedge changes in the fair value of the debt. These swaps are designated as fair value hedges. For variable rate borrowings, we may use fixed interest rate swaps, effectively converting variable rate borrowings to fixed rate borrowings in order to mitigate the impact of interest rate changes on earnings. These swaps are designated as cash flow hedges. We also may enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting, which are intended to mitigate certain economic exposures.
The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on our intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives attributable to highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items or reflected net of income taxes in accumulated other comprehensive loss until the hedged transaction is recognized in earnings. Changes in the fair value of the derivatives that are not highly effective, if any, are immediately recognized in earnings. The aggregate notional amount of our outstanding interest rate swaps at December 31, 2020 and 2019 was $572 million and $750 million. The aggregate notional amount of our outstanding foreign currency hedges at December 31, 2020 and 2019 was $3.4 billion and $3.8 billion. At December 31, 2020 and 2019, the net fair value of our derivative instruments was not material (see “Note 17 – Fair Value Measurements” included in our Notes to Consolidated Financial Statements). A 10% unfavorable exchange rate movement of our foreign currency contracts would not have a material impact on the aggregate net fair value of such contracts or our consolidated financial statements. Additionally, as we enter into foreign currency contracts to hedge foreign currency exposure on underlying transactions we believe that any movement on our foreign currency contracts would be offset by movement on the underlying transactions and, therefore, when taken together do not create material risk.
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
We maintain a separate trust that includes investments to fund certain of our non-qualified deferred compensation plans. As of December 31, 2020, investments in the trust totaled $2.0 billion and are reflected at fair value on our consolidated balance sheet in other noncurrent assets. The trust holds investments in marketable equity securities and fixed-income securities that are exposed to price changes and changes in interest rates. A portion of the liabilities associated with the deferred compensation plans supported by the trust is also impacted by changes in the market price of our common stock and certain market indices. Changes in the value of the liabilities have the effect of partially offsetting the impact of changes in the value of the trust. Both the change in the fair value of the trust and the change in the value of the liabilities are recognized on our consolidated statements of earnings in other unallocated, net and were not material for the year ended December 31, 2020.

ITEM 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
on the Audited Consolidated Financial Statements

Board of Directors and Stockholders
Lockheed Martin Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lockheed Martin Corporation (the Corporation) as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Corporation at December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 28, 2021 expressed an unqualified opinion thereon.

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

Revenue recognition based on the percentage of completion method

Description of the Matter
For the year ended December 31, 2020, the Corporation recorded net sales of $65.4 billion. As more fully described in Note 1 to the consolidated financial statements, the Corporation generates the majority of its net sales from long-term contracts with its customers whereby substantially all of the Corporation’s revenue is recognized over time using the percentage-of-completion cost-to-cost measure of progress. Under the percentage-of-completion cost-to-cost measure of progress, the Corporation measures progress towards completion based on the ratio of costs incurred to date to the estimated total costs to complete the performance obligation(s) (referred to as the estimate-at-completion analysis). The Corporation estimates profit on these contracts as the difference between total estimated revenues and total estimated cost at completion.

The percentage-of-completion cost-to-cost method requires management to make significant estimates and assumptions to estimate contract sales and costs associated with its contracts with customers. At the outset of a long-term contract, the Corporation identifies risks to the achievement of the technical, schedule and cost aspects of the contract. Throughout the contract life cycle, the Corporation monitors and assesses the effects of those risks on its estimates of sales and total costs to complete the contract. Profit booking rates may increase during the performance of the contract if the Corporation successfully retires risks surrounding the technical, schedule and cost aspects of the contract, which would decrease the estimated total costs to complete the contract. Conversely, the profit booking rates may decrease if the estimated total costs to complete the contract increase. Changes to the profit booking rates resulting from changes in estimates could have a material effect on the Corporation’s results of operations.

Auditing the Corporation’s estimate-at-completion analyses used in its revenue recognition process was complex due to the judgment involved in evaluating the significant estimates and assumptions made by management in the creation and subsequent updates to the Corporation’s estimate-at-completion analyses. The estimate-at-completion analyses of each contract consider risks surrounding the Corporation’s ability to achieve the technical, schedule, and cost aspects of the contract.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of relevant internal controls over the Corporation’s revenue recognition process. For example, we tested internal controls over management’s review of the estimate-at-completion analyses and the significant assumptions underlying the estimated contract value and estimated total costs to complete. We also tested internal controls that management executes to validate the data used in the estimate-at-completion analyses was complete and accurate.

To test the accuracy of the Corporation’s estimate-at-completion analyses, our audit procedures included, among others, comparing estimates of labor costs, subcontractor costs, and materials to historical results of similar contracts, and agreeing the key terms to contract documentation and management’s estimates. We also performed sensitivity analyses over the significant assumptions to evaluate the change in the profit booking rates resulting from changes in the assumptions.

Goodwill Impairment Assessment – Sikorsky Reporting Unit

Description of the Matter
At December 31, 2020, the Corporation’s Sikorsky reporting unit had a goodwill balance of $2.7 billion which represented approximately 5.2% of total assets. As discussed in Note 1 and Note 4 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level using either a qualitative or quantitative approach. Under the quantitative approach to test for goodwill impairment, the Corporation compares the fair value of a reporting unit to its carrying amount, including goodwill. Generally, the Corporation estimates the fair value of its reporting units using a combination of a discounted cash flows analysis and market-based valuation methodologies.

Auditing management’s annual impairment test over the Sikorsky reporting unit goodwill was complex and highly judgmental due to the significant estimation required in determining the fair value. In particular, the fair value estimate was sensitive to significant assumptions, such as revenue growth rates, operating margins, cash flows, terminal value, and weighted average cost of capital, which are affected by expectations about future market or economic conditions and expected future operating results of the Sikorsky business.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of relevant internal controls over the Corporation’s goodwill impairment review, including controls over management’s review of the valuation model and significant assumptions described above. We also tested the internal controls management executes to validate the data used in the valuation model was complete and accurate.

To test the estimated fair value of the Sikorsky reporting unit, we performed audit procedures that included, among others, assessing the valuation methodology used by the Corporation, involving our valuation specialists to assist in testing the significant assumptions described above that are used in the valuation, and testing the completeness and accuracy of the underlying data the Corporation used in its analysis. For example, we compared the significant assumptions to current industry, market and economic trends, historical results of the Sikorsky business, and other relevant factors. We also performed a sensitivity analysis over the significant assumptions to evaluate the impact that changes in significant assumptions would have on the fair value of the reporting unit.

Defined Benefit Pension Plan Obligation

Description of the Matter
At December 31, 2020, the Corporation’s aggregate obligation for its qualified defined benefit pension plans was $51.3 billion and exceeded the gross fair value of the related plan assets of $38.4 billion, resulting in a net unfunded qualified defined benefit pension obligation of $12.9 billion. As explained in Note 12 of the consolidated financial statements, the Corporation remeasures the qualified defined benefit pension assets and obligations at the end of each year or more frequently upon the occurrence of certain events. The amounts are measured using actuarial valuations, which depend on key assumptions such as the discount rate, the expected long-term rate of return on plan assets, and participant longevity.

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

Tysons, Virginia
January 28, 2021

Lockheed Martin Corporation
Consolidated Statements of Earnings
(in millions, except per share data)

	Years Ended December 31,
	2020	2019	2018
Net sales
Products	$54,928	$50,053	$45,005
Services	10,470	9,759	8,757
Total net sales	65,398	59,812	53,762
Cost of sales
Products	(48,996)	(44,589)	(40,293)
Services	(9,371)	(8,731)	(7,738)
Severance charges	(27)	—	(96)
Other unallocated, net	1,650	1,875	1,639
Total cost of sales	(56,744)	(51,445)	(46,488)
Gross profit	8,654	8,367	7,274
Other (expense) income, net	(10)	178	60
Operating profit	8,644	8,545	7,334
Interest expense	(591)	(653)	(668)
Other non-operating income (expense), net	182	(651)	(828)
Earnings from continuing operations before income taxes	8,235	7,241	5,838
Income tax expense	(1,347)	(1,011)	(792)
Net earnings from continuing operations	6,888	6,230	5,046
Net loss from discontinued operations	(55)	—	—
Net earnings	$6,833	$6,230	$5,046

Earnings (loss) per common share
Basic
Continuing operations	$24.60	$22.09	$17.74
Discontinued operations	(0.20)	—	—
Basic earnings per common share	$24.40	$22.09	$17.74
Diluted
Continuing operations	$24.50	$21.95	$17.59
Discontinued operations	(0.20)	—	—
Diluted earnings per common share	$24.30	$21.95	$17.59
The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Comprehensive Income
(in millions)

	Years Ended December 31,
	2020	2019	2018
Net earnings	$6,833	$6,230	$5,046
Other comprehensive income (loss), net of tax
Postretirement benefit plans
Net other comprehensive loss recognized during the period, net of tax benefit of $292 million in 2020, $586 million in 2019 and $136 million in 2018	(1,067)	(2,182)	(501)
Amounts reclassified from accumulated other comprehensive loss, net of tax expense of $119 million in 2020, $247 million in 2019 and $327 million in 2018	440	908	1,202
Other, net	60	41	(75)
Other comprehensive income (loss), net of tax	(567)	(1,233)	626
Comprehensive income	$6,266	$4,997	$5,672
The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation
Consolidated Balance Sheets
(in millions, except par value)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$3,160	$1,514
Receivables, net	1,978	2,337
Contract assets	9,545	9,094
Inventories	3,545	3,619
Other current assets	1,150	531
Total current assets	19,378	17,095
Property, plant and equipment, net	7,213	6,591
Goodwill	10,806	10,604
Intangible assets, net	3,012	3,213
Deferred income taxes	3,475	3,319
Other noncurrent assets	6,826	6,706
Total assets	$50,710	$47,528
Liabilities and equity
Current liabilities
Accounts payable	$880	$1,281
Contract liabilities	7,545	7,054
Salaries, benefits and payroll taxes	3,163	2,466
Current maturities of long-term debt	500	1,250
Other current liabilities	1,845	1,921
Total current liabilities	13,933	13,972
Long-term debt, net	11,669	11,404
Accrued pension liabilities	12,874	13,234
Other noncurrent liabilities	6,196	5,747
Total liabilities	44,672	44,357
Stockholders’ equity
Common stock, $1 par value per share	279	280
Additional paid-in capital	221	—
Retained earnings	21,636	18,401
Accumulated other comprehensive loss	(16,121)	(15,554)
Total stockholders’ equity	6,015	3,127
Noncontrolling interests in subsidiary	23	44
Total equity	6,038	3,171
Total liabilities and equity	$50,710	$47,528
The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Cash Flows
(in millions)

	Years Ended December 31,
	2020	2019	2018
Operating activities
Net earnings	$6,833	$6,230	$5,046
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	1,290	1,189	1,161
Stock-based compensation	221	189	173
Equity method investment impairment	128	—	—
Tax resolution related to former IS&GS business	55	—	—
Deferred income taxes	5	222	(244)
Severance charges	27	—	96
Gain on property sale	—	(51)	—
Changes in assets and liabilities
Receivables, net	359	107	(179)
Contract assets	(451)	378	(1,480)
Inventories	74	(622)	(119)
Accounts payable	(372)	(1,098)	914
Contract liabilities	491	563	(537)
Postretirement benefit plans	(1,197)	81	(3,574)
Income taxes	(19)	(151)	1,077
Other, net	739	274	804
Net cash provided by operating activities	8,183	7,311	3,138
Investing activities
Capital expenditures	(1,766)	(1,484)	(1,278)
Acquisitions of businesses	(282)	—	—
Other, net	38	243	203
Net cash used for investing activities	(2,010)	(1,241)	(1,075)
Financing activities
Repurchases of common stock	(1,100)	(1,200)	(1,492)
Dividends paid	(2,764)	(2,556)	(2,347)
Proceeds from issuance of commercial paper, net	—	—	600
Repayment of commercial paper, net	—	(600)	—
Repayments of current and long-term debt	(1,650)	(900)	(750)
Issuance of long-term debt, net of related costs	1,131	—	—
Other, net	(144)	(72)	(163)
Net cash used for financing activities	(4,527)	(5,328)	(4,152)
Net change in cash and cash equivalents	1,646	742	(2,089)
Cash and cash equivalents at beginning of year	1,514	772	2,861
Cash and cash equivalents at end of year	$3,160	$1,514	$772
The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
(in millions, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiary	Total Equity
Balance at December 31, 2017	$284	$—	$11,405	$(12,539)	$(850)	$74	$(776)
Net earnings	—	—	5,046	—	5,046	—	5,046
Other comprehensive loss, net of tax	—	—	—	626	626	—	626
Repurchases of common stock	(5)	(404)	(1,083)	—	(1,492)	—	(1,492)
Dividends declared ($8.20 per share)	—	—	(2,342)	—	(2,342)	—	(2,342)
Stock-based awards, ESOP activity and other	2	404	—	—	406	—	406
Reclassification of income tax effects from tax reform	—	—	2,408	(2,408)	—	—	—
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(19)	(19)
Balance at December 31, 2018	$281	$—	$15,434	$(14,321)	$1,394	$55	$1,449
Net earnings	—	—	6,230	—	6,230	—	6,230
Other comprehensive loss, net of tax	—	—	—	(1,233)	(1,233)	—	(1,233)
Repurchases of common stock	(4)	(483)	(713)	—	(1,200)	—	(1,200)
Dividends declared ($9.00 per share)	—	—	(2,550)	—	(2,550)	—	(2,550)
Stock-based awards, ESOP activity and other	3	483	—	—	486	—	486
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(11)	(11)
Balance at December 31, 2019	$280	$—	$18,401	$(15,554)	$3,127	$44	$3,171
Net earnings	—	—	6,833	—	6,833	—	6,833
Other comprehensive loss, net of tax	—	—	—	(567)	(567)	—	(567)
Repurchases of common stock	(3)	(256)	(841)	—	(1,100)	—	(1,100)
Dividends declared ($9.80 per share)	—	—	(2,757)	—	(2,757)	—	(2,757)
Stock-based awards, ESOP activity and other	2	477	—	—	479	—	479
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(21)	(21)
Balance at December 31, 2020	$279	$221	$21,636	$(16,121)	$6,015	$23	$6,038
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
Revenue Recognition – The majority of our net sales are generated from long-term contracts with the U.S. Government and international customers (including foreign military sales (FMS) contracted through the U.S. Government) for the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For certain contracts that meet the foregoing requirements, primarily international direct commercial sale contracts, we are required to obtain certain regulatory approvals. In these cases, we recognize revenue when it is probable that we will receive regulatory approvals based upon all known facts and circumstances. We provide our products and services under fixed-price and cost-reimbursable contracts.
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
Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. It is converted into sales in future periods as work is performed or deliveries are made. For our cost-reimbursable and fixed-priced-incentive contracts, the estimated consideration we expect to receive pursuant to the terms of the contract may exceed the contractual award amount. The estimated consideration is determined at the outset of the contract and is continuously reviewed throughout the contract period. In determining the estimated consideration, we consider the risks related to the technical, schedule and cost impacts to complete the contract and an estimate of any variable consideration. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of December 31, 2020, our ending backlog was $147.1 billion. We expect to recognize approximately 39% of our backlog over the next 12 months and approximately 61% over the next 24 months as revenue, with the remainder recognized thereafter.
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
Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other items, increased segment operating profit by approximately $1.8 billion in 2020 and $1.9 billion in each of 2019 and 2018. These adjustments increased net earnings by approximately $1.5 billion ($5.33, $5.29 and $5.23 per share) in 2020, 2019 and 2018. We recognized net sales from performance obligations satisfied in prior periods of approximately $2.0 billion, $2.2 billion and $2.0 billion in 2020, 2019 and 2018, which primarily relate to changes in profit booking rates that impacted revenue.
As previously disclosed, we are responsible for a program to design, develop and construct a ground-based radar at our RMS business segment. The program has experienced performance issues for which we have periodically accrued reserves. As of December 31, 2020, cumulative losses were approximately $250 million on this program. We may continue to experience issues related to customer requirements and our performance under this contract and have to record additional charges. However, based on the losses previously recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our operating results or financial condition.

As previously disclosed, we have a program, EADGE-T, to design, integrate, and install an air missile defense command, control, communications, computers – intelligence (C4I) system for an international customer that has experienced performance issues and for which we have periodically accrued reserves at our RMS business segment. As of December 31, 2020, cumulative losses remained at approximately $260 million. We continue to monitor program requirements and our performance. At this time, we do not anticipate additional charges that would be material to our operating results or financial condition.
As previously disclosed, we are responsible for designing, developing and installing an upgraded turret for the Warrior Capability Sustainment Program. As of December 31, 2020, cumulative losses remained at approximately $140 million on this program. We may continue to experience issues related to customer requirements and our performance under this contract and may have to record additional reserves. However, based on the losses already recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our operating results or financial condition.
Research and development and similar costs – We conduct research and development (R&D) activities using our own funds (referred to as company-funded R&D or independent research and development (IR&D)) and under contractual arrangements with our customers (referred to as customer-funded R&D) to enhance existing products and services and to develop future technologies. R&D costs include basic research, applied research, concept formulation studies, design, development, and related test activities. Company-funded R&D costs are allocated to customer contracts as part of the general and administrative overhead costs and generally recoverable on our customer contracts with the U.S. Government. Customer-funded R&D costs are charged directly to the related customer contract. Substantially all R&D costs are charged to cost of sales as incurred. Company-funded R&D costs charged to cost of sales totaled $1.3 billion in each of 2020, 2019 and 2018.
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
Receivables – Receivables, net represent our unconditional right to consideration under the contract and include amounts billed and currently due from customers. The amounts are stated at their net estimated realizable value. There were no significant impairment losses related to our receivables in 2020, 2019 or 2018.
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
Contract liabilities – Contract liabilities include advance payments and billings in excess of revenue recognized. Contract liabilities are classified as current based on our contract operating cycle and reported on a contract-by-contract basis, net of revenue recognized, at the end of each reporting period.
Property, plant and equipment – We record property, plant and equipment at cost. We provide for depreciation and amortization on plant and equipment generally using accelerated methods during the first half of the estimated useful lives of the assets and the straight-line method thereafter. The estimated useful lives of our plant and equipment generally range from 10 to 40 years for buildings and five to 15 years for machinery and equipment. No depreciation expense is recorded on construction in progress until such assets are placed into operation. Depreciation expense related to plant and equipment was $853 million in 2020, $794 million in 2019 and $759 million in 2018.
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
Capitalized software – We capitalize certain costs associated with the development or purchase of internal-use software. The amounts capitalized are included in other noncurrent assets on our consolidated balance sheets and are amortized on a straight-line basis over the estimated useful life of the resulting software, which ranges from two to six years. As of December 31, 2020 and 2019, capitalized software totaled $686 million and $511 million, which were net of accumulated amortization of $2.2 billion for both periods. No amortization expense is recorded until the software is ready for its intended use. Amortization expense related to capitalized software was $166 million in 2020, $111 million in 2019 and $106 million in 2018.
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
Our goodwill balance was $10.8 billion at December 31, 2020 and $10.6 billion at December 31, 2019. We perform an impairment test of our goodwill at least annually in the fourth quarter or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may be impaired. Such events or changes in circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators, competition, reorganizations of our business, U.S. Government budget restrictions or the disposal of all or a portion of a reporting unit. Our goodwill has been allocated to and is tested for impairment at a level referred to as the reporting unit, which is our business segment level or a level below the business segment. The level at which we test goodwill for impairment requires us to determine whether the operations below the business segment constitute a self-sustaining business for which discrete financial information is available and segment management regularly reviews the operating results.
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
During the fourth quarters of 2020, 2019 and 2018, we performed our annual goodwill impairment test for each of our reporting units. The results of our annual impairment tests of goodwill indicated that no impairment existed.
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
A market-related value of our plan assets, determined using actual asset gains or losses over the prior three year period, is used to calculate the amount of deferred asset gains or losses to be amortized. These asset gains or losses, along with those resulting from adjustments to our benefit obligation, will be amortized to expense using the corridor method, where gains and losses are recognized over a period of years to the extent they exceed 10% of the greater of plan assets or benefit obligations. This amortization period extended in 2020 due to the freeze of our salaried pension plans to use the average remaining life expectancy of the participants instead of average future service.
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
Investments in marketable securities – Investments in marketable securities consist of debt and equity securities which are recorded at fair value. As of December 31, 2020 and 2019, the fair value of our investments totaled $2.0 billion and $1.8 billion and was included in other noncurrent assets on our consolidated balance sheets. Our investments are held in a separate trust, which includes investments to fund our deferred compensation plan liabilities. Net gains on these securities were $231 million and $233 million in 2020 and 2019 compared to net losses on these securities of $67 million in 2018. Gains and losses on these investments are included in other unallocated, net within cost of sales on our consolidated statements of earnings in order to align the classification of changes in the market value of investments held for the plan with changes in the value of the corresponding plan liabilities.
Equity method investments – Investments where we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in other noncurrent assets on our consolidated balance sheets. Significant influence typically exists if we have a 20% to 50% ownership interest in the investee. Under this method of accounting, our share of the net earnings or losses of the investee is included in operating profit in other income, net on our consolidated statements of earnings since the activities of the investee are closely aligned with the operations of the business segment holding the investment. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. As of December 31, 2020, our equity method investments totaled $784 million, which primarily is composed of our investment in the United Launch Alliance (ULA) joint venture. As of December 31, 2019, our equity method investments totaled $1.2 billion, which primarily is composed of our investment in the ULA joint venture and the Advanced Military Maintenance, Repair and Overhaul Center (AMMROC) joint venture. Our share of net earnings related to our equity method investees was $163 million in 2020, $154 million in 2019 and $119 million in 2018, of which approximately $135 million, $145 million and $210 million was included in our Space business segment operating profit.
In July 2020, we entered into an agreement to sell our ownership interest in AMMROC to our joint venture partner for $307 million, subject to certain closing conditions. Accordingly, we adjusted the carrying value of our investment to the selling price of $307 million, which resulted in the recognition of a noncash impairment charge of $128 million ($96 million, or $0.34 per share, after-tax) in our results of operations. The sale was completed on November 25, 2020. The purchase price is required to be paid in cash installments in 2021 and is guaranteed by an irrevocable letter of credit issued by a third-party financial institution.
Derivative financial instruments – We use derivative instruments principally to reduce our exposure to market risks from changes in foreign currency exchange rates and interest rates. We do not enter into or hold derivative instruments for speculative trading purposes. We transact business globally and are subject to risks associated with changing foreign currency exchange rates. We enter into foreign currency hedges such as forward and option contracts that change in value as foreign currency exchange rates change. Our most significant foreign currency exposures relate to the British pound sterling, the euro, the Canadian dollar and the Australian dollar. These contracts hedge forecasted foreign currency transactions in order to mitigate fluctuations in our earnings and cash flows associated with changes in foreign currency exchange rates. We designate foreign currency hedges as cash flow hedges. We also are exposed to the impact of interest rate changes primarily through our borrowing activities. For fixed rate borrowings, we may use variable interest rate swaps, effectively converting fixed rate borrowings to variable rate borrowings in order to hedge changes in the fair value of the debt. These swaps are designated as fair value hedges. For variable rate borrowings, we may use fixed interest rate swaps, effectively converting variable rate borrowings to fixed rate borrowings in order to mitigate the impact of interest rate changes on earnings. These swaps are designated as cash flow hedges. We also may enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting, which are intended to mitigate certain economic exposures.
We record derivatives at their fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on our intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives attributable to highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items or reflected net of income taxes in accumulated other comprehensive loss until the hedged transaction is recognized in earnings. Changes in the fair value of the derivatives that are not highly effective, if any, are immediately recognized in earnings. The aggregate notional amount of our outstanding interest rate swaps at December 31, 2020 and 2019 was $572 million and $750 million. The aggregate notional amount of our outstanding foreign currency hedges at December 31, 2020 and 2019 was $3.4 billion and $3.8 billion. The fair values of our outstanding interest rate swaps and foreign currency hedges at December 31, 2020 and 2019 were not significant. Derivative instruments did not have a material impact on net earnings and comprehensive income during the years ended December 31, 2020, 2019 and 2018. The impact of derivative instruments on our consolidated statements of cash flows is included in net cash provided by operating activities. Substantially all of our derivatives are designated for hedge accounting. See “Note 17 – Fair Value Measurements” for more information on the fair value measurements related to our derivative instruments.
Recent Accounting Pronouncements
Compensation—Retirement Benefits—Defined Benefit Plans—General
Effective January 1, 2020, we adopted Accounting Standards Update (ASU) 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements For Defined Benefit Plans. The new standard modifies the annual disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The guidance requires disclosure changes to be presented on a retrospective basis. As this standard relates only to financial disclosures, its adoption did not have an impact to our results of operations, financial position or cash flows.
Financial Instruments—Credit Losses
Effective January 1, 2020, we adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments using the modified retrospective approach. The new standard changes how we account for credit losses for financial assets and certain other instruments, including trade receivables and contract assets, that are not measured at fair value through net income. Under legacy standards, we recognized an impairment of receivables when it was probable that a loss had been incurred. Under the new standard, we are required to recognize estimated credit losses expected to occur over the estimated life or remaining contractual life of an asset (which includes losses that may be incurred in future periods) using a broader range of information including reasonable and supportable forecasts about future economic conditions. The adoption of the standard did not have a significant impact on our results of operations, financial position or cash flows.
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (LIBOR) and other interbank offered rates, which have been widely used as reference rates for various securities and financial contracts, including loans, debt and derivatives. This announcement indicates that the continuation of LIBOR on the current basis is not guaranteed after 2021. Regulators in the U.S. and other jurisdictions have been working to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as the Secured Overnight Financing Rate (SOFR). Currently, our credit facility and certain of our debt and derivative instruments reference LIBOR-based rates. The discontinuation of LIBOR will require these arrangements to be modified in order to replace LIBOR with an alternative reference interest rate, which could impact our future cost of funds. Our credit facility includes a provision for the determination of a successor LIBOR rate.
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

Note 2 – Strategic Action
On December 20, 2020, we announced that we entered into an agreement to acquire Aerojet Rocketdyne Holdings, Inc. (Aerojet Rocketdyne) for $56 per share in cash, which is expected to be reduced to $51 per share after Aerojet Rocketdyne pays a pre-closing special dividend to its stockholders on March 24, 2021. This represents a post-dividend equity value of approximately $4.6 billion, on a fully diluted as-converted basis, and a transaction value of approximately $4.4 billion after the assumption of Aerojet Rocketdyne’s projected net cash. We expect to finance the acquisition through a combination of cash on hand and new debt issuances. The transaction is expected to close in the second half of 2021 and is subject to the satisfaction of customary closing conditions, including regulatory approvals and approval by Aerojet Rocketdyne’s stockholders. If the acquisition agreement is terminated under certain circumstances, Aerojet Rocketdyne will be required to pay us a termination fee of $150 million. Our financial results will not include Aerojet Rocketdyne’s results until the acquisition is closed.

Note 3 – Earnings Per Share
The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	2020	2019	2018
Weighted average common shares outstanding for basic computations	280.0	282.0	284.5
Weighted average dilutive effect of equity awards	1.2	1.8	2.3
Weighted average common shares outstanding for diluted computations	281.2	283.8	286.8
We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units (RSUs), performance stock units (PSUs) and exercise of outstanding stock options based on the treasury stock method. There were no significant anti-dilutive equity awards for the years ended December 31, 2020, 2019 and 2018.

Note 4 – Goodwill and Acquired Intangibles
Changes in the carrying amount of goodwill by segment were as follows (in millions):

	Aeronautics	MFC	RMS	Space	Total
Balance at December 31, 2018	$171	$2,262	$6,751	$1,585	$10,769
Distributed Energy Solutions divestiture	—	(175)	—	—	(175)
Other	—	2	7	1	10
Balance at December 31, 2019	171	2,089	6,758	1,586	10,604
Acquisitions	16	—	—	173	189
Other	—	2	10	1	13
Balance at December 31, 2020	$187	$2,091	$6,768	$1,760	$10,806

The gross carrying amounts and accumulated amortization of our acquired intangible assets consisted of the following (in millions):

	2020			2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived:
Customer programs	$3,184	$(1,199)	$1,985	$3,184	$(967)	$2,217
Customer relationships	366	(287)	79	344	(243)	101
Other	85	(24)	61	53	(45)	8
Total finite-lived intangibles	3,635	(1,510)	2,125	3,581	(1,255)	2,326
Indefinite-Lived:
Trademark	887	—	887	887	—	887
Total acquired intangibles	$4,522	$(1,510)	$3,012	$4,468	$(1,255)	$3,213
Acquired finite-lived intangible assets are amortized to expense primarily on a straight-line basis over the following estimated useful lives: customer programs, from nine to 20 years; customer relationships, from four to 10 years; and other intangibles, from three to 10 years.
Amortization expense for acquired finite-lived intangible assets was $271 million, $284 million and $296 million in 2020, 2019 and 2018. Estimated future amortization expense is as follows: $290 million in 2021; $252 million in 2022; $249 million in 2023; $245 million in 2024; $223 million in 2025 and $866 million thereafter.

Note 5 – Information on Business Segments
We operate in four business segments: Aeronautics, MFC, RMS and Space. We organize our business segments based on the nature of products and services offered. Following is a brief description of the activities of our business segments:
•Aeronautics – Engaged in the research, design, development, manufacture, integration, sustainment, support and upgrade of advanced military aircraft, including combat and air mobility aircraft, unmanned air vehicles and related technologies.
•Missiles and Fire Control – Provides air and missile defense systems; tactical missiles and air-to-ground precision strike weapon systems; logistics; fire control systems; mission operations support, readiness, engineering support and integration services; manned and unmanned ground vehicles; and energy management solutions.
•Rotary and Mission Systems – Designs, manufactures, services and supports various military and commercial helicopters, surface ships, sea and land-based missile defense systems, radar systems, sea and air-based mission and combat systems, command and control mission solutions, cyber solutions, and simulation and training solutions.
•Space – Engaged in the research and development, design, engineering and production of satellites, space transportation systems, and strategic, advanced strike, and defensive systems. Space provides network-enabled situational awareness and integrates complex space and ground global systems to help our customers gather, analyze and securely distribute critical intelligence data. Space is also responsible for various classified systems and services in support of vital national security systems. Operating profit for our Space business segment also includes our share of earnings for our 50% ownership interest in ULA, which provides expendable launch services to the U.S. Government. Our investment in ULA totaled $691 million and $709 million at December 31, 2020 and 2019.
Net sales of our business segments in the following tables exclude intersegment sales as these activities are eliminated in consolidation.
Operating profit of our business segments includes our share of earnings or losses from equity method investees as the operating activities of the equity method investees are closely aligned with the operations of our business segments. ULA, results of which are included in our Space business segment, is our primary equity method investee. Operating profit of our business segments excludes the FAS/CAS operating adjustment for our qualified defined benefit pension plans (described below); the adjustment from CAS to FAS service cost component for all other postretirement benefit plans; expense for stock-based compensation; the effects of items not considered part of management’s evaluation of segment operating performance, such as charges related to significant severance and restructuring actions and goodwill impairments; gains or losses from significant divestitures; the effects of certain legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. See “Note 1 – Significant Accounting Policies” (under the caption “Use of Estimates”) for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.
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

Selected Financial Data by Business Segment
Summary operating results for each of our business segments were as follows (in millions):

	2020	2019	2018
Net sales
Aeronautics	$26,266	$23,693	$21,242
Missiles and Fire Control	11,257	10,131	8,462
Rotary and Mission Systems	15,995	15,128	14,250
Space	11,880	10,860	9,808
Total net sales	$65,398	$59,812	$53,762
Operating profit
Aeronautics	$2,843	$2,521	$2,272
Missiles and Fire Control	1,545	1,441	1,248
Rotary and Mission Systems	1,615	1,421	1,302
Space	1,149	1,191	1,055
Total business segment operating profit	7,152	6,574	5,877
Unallocated items
FAS/CAS operating adjustment (a)	1,876	2,049	1,803
Stock-based compensation	(221)	(189)	(173)
Severance and restructuring charges (b)	(27)	—	(96)
Other, net (c)	(136)	111	(77)
Total unallocated, net	1,492	1,971	1,457
Total consolidated operating profit	$8,644	$8,545	$7,334
(a)The FAS/CAS operating adjustment represents the difference between the service cost component of FAS pension income (expense) and total pension costs recoverable on U.S. Government contracts as determined in accordance with CAS. For a detail of the FAS/CAS operating adjustment and the total net FAS/CAS pension adjustment, see the table below.
(b)See “Note 16 – Severance Charges” discussion for information on charges related to certain severance actions across our organization.
(c)Other, net in 2020 includes a non-cash impairment charge of $128 million recognized in the second quarter of 2020 on our investment in the international equity method investee, AMMROC, which decreased net earnings from continuing operations by $96 million. Other, net in 2019 includes a previously deferred non-cash gain of $51 million related to properties sold in 2015 as a result of completing our remaining obligations and a gain of $34 million for the sale of its Distributed Energy Solutions business. Other, net in 2018 includes a non-cash asset impairment charge of $110 million related to our equity method investee, AMMROC (see “Note 1 – Significant Accounting Policies”).
Total net FAS/CAS pension adjustments, including the service and non-service cost components of FAS pension income (expense), were as follows (in millions):

	2020	2019	2018
Total FAS income (expense) and CAS costs
FAS pension income (expense)	$118	$(1,093)	$(1,431)
Less: CAS pension cost	1,977	2,565	2,433
Net FAS/CAS pension adjustment	$2,095	$1,472	$1,002

Service and non-service cost reconciliation
FAS pension service cost	$(101)	$(516)	$(630)
Less: CAS pension cost	1,977	2,565	2,433
FAS/CAS operating adjustment	1,876	2,049	1,803
Non-operating FAS pension income (expense)	219	(577)	(801)
Net FAS/CAS pension adjustment	$2,095	$1,472	$1,002

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

	2020	2019	2018
Intersegment sales
Aeronautics	$243	$217	$120
Missiles and Fire Control	562	515	423
Rotary and Mission Systems	1,903	1,872	1,759
Space	377	352	237
Total intersegment sales	$3,085	$2,956	$2,539
Depreciation and amortization
Aeronautics	$348	$318	$304
Missiles and Fire Control	138	124	105
Rotary and Mission Systems	476	464	458
Space	219	213	229
Total business segment depreciation and amortization	1,181	1,119	1,096
Corporate activities	109	70	65
Total depreciation and amortization	$1,290	$1,189	$1,161
Capital expenditures
Aeronautics	$534	$526	$460
Missiles and Fire Control	391	300	244
Rotary and Mission Systems	311	272	255
Space	403	258	255
Total business segment capital expenditures	1,639	1,356	1,214
Corporate activities	127	128	64
Total capital expenditures	$1,766	$1,484	$1,278

Net Sales by Type
Net sales by total products and services, contract type, customer category and geographic region for each of our business segments were as follows (in millions):

	2020
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$22,327	$9,804	$12,748	$10,049	$54,928
Services	3,939	1,453	3,247	1,831	10,470
Total net sales	$26,266	$11,257	$15,995	$11,880	$65,398
Net sales by contract type
Fixed-price	$18,477	$7,587	$10,795	$2,247	$39,106
Cost-reimbursable	7,789	3,670	5,200	9,633	26,292
Total net sales	$26,266	$11,257	$15,995	$11,880	$65,398
Net sales by customer
U.S. Government	$18,175	$8,404	$11,596	$10,293	$48,468
International (a)	8,012	2,842	3,986	1,546	16,386
U.S. commercial and other	79	11	413	41	544
Total net sales	$26,266	$11,257	$15,995	$11,880	$65,398
Net sales by geographic region
United States	$18,254	$8,415	$12,009	$10,334	$49,012
Asia Pacific	3,162	280	1,666	68	5,176
Europe	3,283	767	806	1,478	6,334
Middle East	1,344	1,749	847	—	3,940
Other	223	46	667	—	936
Total net sales	$26,266	$11,257	$15,995	$11,880	$65,398

	2019
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$20,319	$8,424	$12,206	$9,104	$50,053
Services	3,374	1,707	2,922	1,756	9,759
Total net sales	$23,693	$10,131	$15,128	$10,860	$59,812
Net sales by contract type
Fixed-price	$17,239	$6,449	$10,382	$2,135	$36,205
Cost-reimbursable	6,454	3,682	4,746	8,725	23,607
Total net sales	$23,693	$10,131	$15,128	$10,860	$59,812
Net sales by customer
U.S. Government	$14,776	$7,524	$10,803	$9,322	$42,425
International (a)	8,733	2,465	3,822	1,511	16,531
U.S. commercial and other	184	142	503	27	856
Total net sales	$23,693	$10,131	$15,128	$10,860	$59,812
Net sales by geographic region
United States	$14,960	$7,666	$11,306	$9,349	$43,281
Asia Pacific	3,882	420	1,451	73	5,826
Europe	3,224	516	769	1,419	5,928
Middle East	1,465	1,481	979	19	3,944
Other	162	48	623	—	833
Total net sales	$23,693	$10,131	$15,128	$10,860	$59,812
(a)International sales include FMS contracted through the U.S. Government, direct commercial sales with international governments and commercial and other sales to international customers.

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
(a)International sales include FMS contracted through the U.S. Government, direct commercial sales with international governments and commercial and other sales to international customers.
Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented approximately 28% of our consolidated net sales during 2020 and 27% during 2019 and 2018.
Total assets for each of our business segments were as follows (in millions):

	2020	2019
Assets (a)
Aeronautics	$9,903	$9,109
Missiles and Fire Control	4,966	5,030
Rotary and Mission Systems	18,035	18,751
Space	6,451	5,844
Total business segment assets	39,355	38,734
Corporate assets (b)	11,355	8,794
Total assets	$50,710	$47,528
(a)We have no long-lived assets with material carrying values located in foreign countries.
(b)Corporate assets primarily include cash and cash equivalents, deferred income taxes, assets for the portion of environmental costs that are probable of future recovery and investments held in a separate trust.

Note 6 – Receivables, net, Contract Assets and Contract Liabilities
Receivables, net, contract assets and contract liabilities were as follows (in millions):

	2020	2019
Receivables, net	$1,978	$2,337
Contract assets	9,545	9,094
Contract liabilities	7,545	7,054
Receivables, net consist of approximately $1.2 billion from the U.S. Government and $735 million from other governments and commercial customers as of December 31, 2020.
Contract assets are net of progress payments and performance based payments from our customers as well as advance payments from non-U.S. Government customers totaling approximately $39.7 billion and $33.0 billion as of December 31,

2020 and 2019. Contract assets increased $451 million during 2020, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during 2020 for which we have not yet billed our customers. There were no significant impairment losses related to our contract assets during 2020 and 2019. We expect to bill our customers for the majority of the December 31, 2020 contract assets during 2021.
Contract liabilities increased $491 million during 2020, primarily due to payments received in excess of revenue recognized on these performance obligations. During 2020, we recognized $4.0 billion of our contract liabilities at December 31, 2019 as revenue. During 2019 and 2018, we recognized $3.9 billion of our contract liabilities at December 31, 2018 and 2017, respectively, as revenue.

Note 7 – Inventories
Inventories consisted of the following (in millions):

	2020	2019
Materials, spares and supplies	$612	$532
Work-in-process	2,693	2,783
Finished goods	240	304
Total inventories	$3,545	$3,619
Costs incurred to fulfill a contract in advance of the contract being awarded are included in inventories as work-in-process if we determine that those costs relate directly to a contract or to an anticipated contract that we can specifically identify and contract award is probable, the costs generate or enhance resources that will be used in satisfying performance obligations, and the costs are recoverable (referred to as pre-contract costs). Pre-contract costs that are initially capitalized in inventory are generally recognized as cost of sales consistent with the transfer of products and services to the customer upon the receipt of the anticipated contract. All other pre-contract costs, including start-up costs, are expensed as incurred. As of December 31, 2020 and 2019, $583 million and $493 million of pre-contract costs were included in inventories.

Note 8 – Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following (in millions):

	2020	2019
Land	$142	$136
Buildings	7,425	7,013
Machinery and equipment	8,661	8,128
Construction in progress	1,921	1,701
Total property, plant and equipment	18,149	16,978
Less: accumulated depreciation and amortization	(10,936)	(10,387)
Total property, plant and equipment, net	$7,213	$6,591

Note 9 – Leases
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

We generally enter into operating lease agreements for facilities, land and equipment. Our ROU operating lease assets were $1.0 billion at December 31, 2020. Operating lease liabilities were $1.1 billion, of which $841 million were classified as noncurrent, at December 31, 2020. New ROU operating lease assets and liabilities entered into during 2020 were $193 million. The weighted average remaining lease term and discount rate for our operating leases were approximately 8.6 years and 2.8% at December 31, 2020.

We recognized operating lease expense of $223 million, $239 million and $247 million in 2020, 2019 and 2018. In addition, we made cash payments of $210 million for operating leases during 2020, which are included in cash flows from operating activities in our consolidated statement of cash flows.

Future minimum lease commitments at December 31, 2020 were as follows (in millions):

	Total	2021	2022	2023	2024	2025	Thereafter
Operating leases	$1,273	$300	$199	$156	$126	$89	$403
Less: imputed interest	$158
Total	$1,115

Note 10 – Income Taxes

Our provision for federal and foreign income tax expense for continuing operations consisted of the following (in millions):

	2020	2019	2018
Federal income tax expense (benefit):
Current
Operations	$1,292	$698	$975
One-time charge due to tax legislation	—	—	(6)
Deferred
Operations	21	235	(194)
One-time charge due to tax legislation	—	—	(37)
Total federal income tax expense	1,313	933	738
Foreign income tax expense (benefit):
Current	50	91	67
Deferred	(16)	(13)	(13)
Total foreign income tax expense	34	78	54
Total income tax expense	$1,347	$1,011	$792
State income taxes are included in our operations as general and administrative costs and, under U.S. Government regulations, are allowable costs in establishing prices for the products and services we sell to the U.S. Government. Therefore, a substantial portion of state income taxes is included in our net sales and cost of sales. As a result, the impact of certain transactions on our operating profit and of other matters presented in these consolidated financial statements is disclosed net of state income taxes. Our total net state income tax expense was $197 million for 2020, $96 million for 2019, and $83 million for 2018.

Our reconciliation of the U.S. federal statutory income tax rate of 21.0% to actual income tax expense for continuing operations is as follows (dollars in millions):

	2020		2019		2018
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense at the U.S. federal statutory tax rate	$1,729	21.0%	$1,521	21.0%	$1,226	21.0%
Foreign derived intangible income deduction	(170)	(2.1)	(122)	(1.7)	(61)	(1.0)
Research and development tax credit	(97)	(1.2)	(148)	(2.0)	(138)	(2.4)
Tax deductible dividends	(64)	(0.8)	(62)	(0.9)	(59)	(1.0)
Excess tax benefits for share-based payment awards	(52)	(0.6)	(63)	(0.9)	(55)	(0.9)
Tax accounting method change (a)	—	—	(15)	(0.2)	(61)	(1.0)
Deferred tax write-down and transition tax (b)	—	—	—	—	(43)	(0.7)
Other, net (c)	1	0.1	(100)	(1.3)	(17)	(0.4)
Income tax expense	$1,347	16.4%	$1,011	14.0%	$792	13.6%
(a)Recognized tax benefit of $15 million and $61 million in 2019 and 2018, from our change in a tax accounting method related to restoration of tax basis.
(b)Includes a deferred tax re-measurement and transition tax true-up in 2018 primarily due to the re-measurement of certain net deferred tax assets using the lower U.S. corporate income tax rate and a deemed repatriation tax.
(c)Includes additional $21 million deduction for foreign derived intangible income related to 2019 recognized in 2020. Includes additional $98 million deduction for foreign derived intangible income related to 2018 recognized in 2019 reflecting proposed tax regulations released on March 4, 2019.
We recognized a tax benefit of $191 million in 2020 and $220 million in 2019 from the deduction for foreign derived intangible income enacted by the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The rate for 2020 benefited from $21 million additional tax deductions for the prior year. The rate for 2019 benefited from $98 million additional tax deductions for 2018, primarily due to proposed tax regulations released on March 4, 2019.
We recognized less research and development tax credits in 2020 due to reduced qualifying activity.
We receive a tax deduction for dividends paid on shares of our common stock held by certain of our defined contribution plans with an employee stock ownership plan feature. The amount of the tax deduction has increased as we increased our dividend over the last three years, partially offset by a decline in the number of shares in these plans.
We participate in the IRS Compliance Assurance Process program. Examinations of the years 2019 and 2020 remain under IRS review. We are also subject to taxation in various states and foreign jurisdictions including Australia, Canada, India, Italy, Japan, Poland, and the United Kingdom. We are under, or may be subject to, audit or examination and additional assessments by the relevant authorities.

The primary components of our federal and foreign deferred income tax assets and liabilities at December 31 were as follows (in millions):

	2020	2019
Deferred tax assets related to:
Accrued compensation and benefits	$926	$659
Pensions	2,994	3,057
Contract accounting methods	392	349
Foreign company operating losses and credits	51	49
Other (a)	509	416
Valuation allowance (b)	(13)	(28)
Deferred tax assets, net	4,859	4,502
Deferred tax liabilities related to:
Goodwill and purchased intangibles	363	330
Property, plant and equipment	481	340
Exchanged debt securities and other (a)	547	525
Deferred tax liabilities	1,391	1,195
Net deferred tax assets	$3,468	$3,307
(a)Includes deferred tax assets and liabilities related to lease liability and ROU asset.
(b)A valuation allowance was provided against certain foreign company deferred tax assets arising from carryforwards of unused tax benefits.
As of December 31, 2020 and 2019, our liabilities associated with unrecognized tax benefits were not material.
We and our subsidiaries file federal income tax returns in the U.S. and income tax returns in various foreign jurisdictions. With few exceptions, the statute of limitations for these jurisdictions is no longer open for audit or examination for the years before 2015, other than with respect to refunds.
Our federal and foreign income tax payments, net of refunds, were $1.4 billion in 2020 and $940 million in 2019.
Note 11 – Debt
Our total debt consisted of the following (in millions):

	2020	2019
Notes
2.50% due 2020	$—	$1,250
3.35% due 2021	500	900
3.10% due 2023	500	500
2.90% due 2025	750	750
3.55% due 2026	2,000	2,000
1.85% due 2030	400	—
3.60% due 2035	500	500
4.50% and 6.15% due 2036	1,054	1,054
4.07% due 2042	1,336	1,336
3.80% due 2045	1,000	1,000
4.70% due 2046	1,326	1,326
2.80% due 2050	750	—
4.09% due 2052	1,578	1,578
Other notes with rates from 4.85% to 9.13%, due 2022 to 2041	1,605	1,618
Total debt	13,299	13,812
Less: unamortized discounts and issuance costs	(1,130)	(1,158)
Total debt, net	12,169	12,654
Less: current portion	(500)	(1,250)
Long-term debt, net	$11,669	$11,404

Revolving Credit Facilities
At December 31, 2020, we had a $2.5 billion revolving credit facility (the credit facility) with various banks that is available for general corporate purposes. Effective August 24, 2019, we extended the expiration date of the credit facility from August 24, 2023 to August 24, 2024. The undrawn portion of the credit facility also serves as a backup facility for the issuance of commercial paper. The total amount outstanding at any point in time under the combination of our commercial paper program and the credit facility cannot exceed the amount of the credit facility. We may request and the banks may grant, at their discretion, an increase in the borrowing capacity under the credit facility of up to an additional $500 million. There were no borrowings outstanding under the credit facility as of December 31, 2020 and 2019.
Borrowings under the credit facility are unsecured and bear interest at rates based, at our option, on a Eurodollar Rate or a Base Rate, as defined in the credit facility’s agreement. Each bank’s obligation to make loans under the credit facility is subject to, among other things, our compliance with various representations, warranties and covenants, including covenants limiting our ability and certain of our subsidiaries’ ability to encumber assets and a covenant not to exceed a maximum leverage ratio, as defined in the credit facility agreement. As of December 31, 2020 and 2019, we were in compliance with all covenants contained in the credit facility agreement, as well as in our debt agreements.
Long-Term Debt
In May 2020, we issued a total of $1.2 billion of senior unsecured notes, consisting of $400 million aggregate principal amount of 1.85% Notes due in 2030 (the “2030 Notes”) and $750 million aggregate principal amount of 2.80% Notes due in 2050 (the “2050 Notes” and, together with the 2030 Notes, the “Notes”). Interest on the Notes is payable semi-annually in arrears on June 15 and December 15 of each year beginning on December 15, 2020. We may, at our option, redeem the Notes of any series in whole or in part at any time and from time to time at a redemption price equal to the greater of 100% of the principal amount of the notes to be redeemed or an applicable “make-whole” amount, plus accrued and unpaid interest to the date of redemption.
In June 2020, we used the net proceeds from the offering plus cash on hand to redeem $750 million of the outstanding $1.25 billion in aggregate principal amount of our 2.50% Notes due in 2020, and $400 million of the outstanding $900 million in aggregate principal amount of our 3.35% Notes due in 2021 at their redemption price.
In October 2020, we repaid $500 million of long-term notes with a fixed interest rate of 2.50% due November 2020. In November 2019, we repaid $900 million of long-term notes with a fixed interest rate of 4.25% according to their scheduled maturities.
We made interest payments of approximately $567 million, $625 million and $635 million during the years ended December 31, 2020, 2019 and 2018, respectively.
Short-Term Debt and Commercial Paper
As of December 31, 2020, we had $500 million of short-term borrowings due within one year, which are scheduled to mature in September 2021. As of December 31, 2019, we had $1.3 billion of short-term borrowings due within one year, which were scheduled to mature in November 2020.
We have agreements in place with financial institutions to provide for the issuance of commercial paper. The outstanding balance of commercial paper can fluctuate daily and the amount outstanding during the period may be greater or less than the amount reported at the end of the period. There were no commercial paper borrowings outstanding as of December 31, 2020 and we did not issue or repay any during 2020. We may, as conditions warrant, continue to issue commercial paper backed by our revolving credit facility to manage the timing of cash flows.
Note 12 – Postretirement Benefit Plans
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
The net periodic benefit cost (income) recognized for our qualified defined benefit pension plans and our retiree medical and life insurance plans each year included the following (in millions):

	Qualified Defined Benefit Pension Plans (a)			Retiree Medical and Life Insurance Plans
	2020	2019	2018	2020	2019	2018
Service cost	$101	$516	$630	$13	$14	$19
Interest cost	1,538	1,806	1,740	70	97	91
Expected return on plan assets	(2,264)	(2,300)	(2,395)	(127)	(110)	(135)
Recognized net actuarial losses (gains)	849	1,404	1,777	(4)	2	5
Amortization of net prior service (credit) cost	(342)	(333)	(321)	39	42	15
Total net periodic benefit cost (income)	$(118)	$1,093	$1,431	$(9)	$45	$(5)
(a)Total net periodic benefit cost (income) associated with our qualified defined benefit plans represents pension expense calculated in accordance with GAAP (FAS pension expense). We are required to calculate pension expense in accordance with both GAAP and CAS rules, each of which results in a different calculated amount of pension expense. The CAS pension cost is recovered through the pricing of our products and services on U.S. Government contracts and, therefore, is recognized in net sales and cost of sales for products and services. We include the difference between FAS pension service cost and CAS pension cost, referred to as the FAS/CAS operating adjustment, as a component of other unallocated, net on our consolidated statements of earnings (see Note 5 – Information on Business Segments).

The following table provides a reconciliation of benefit obligations, plan assets and unfunded status related to our qualified defined benefit pension plans and our retiree medical and life insurance plans (in millions):

	Qualified Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
	2020	2019	2020	2019
Change in benefit obligation
Beginning balance	$48,674	$43,305	$2,226	$2,348
Service cost	101	516	13	14
Interest cost	1,538	1,806	70	97
Benefits paid	(2,188)	(2,294)	(220)	(229)
Settlements	(1,392)	(1,933)	—	—
Actuarial losses (gains)	5,036	6,403	135	(1)
Changes in longevity assumptions	(426)	860	(18)	(70)
Plan amendments and curtailments	9	11	(8)	(6)
Medicare Part D subsidy	—	—	3	2
Participants’ contributions	—	—	70	71
Ending balance	$51,352	$48,674	$2,271	$2,226
Change in plan assets
Beginning balance at fair value	$35,442	$32,002	$1,889	$1,644
Actual return on plan assets	5,594	6,667	298	342
Benefits paid	(2,188)	(2,294)	(220)	(229)
Settlements	(1,392)	(1,933)	—	—
Company contributions	1,025	1,000	45	59
Medicare Part D subsidy	—	—	3	2
Participants’ contributions	—	—	70	71
Ending balance at fair value	$38,481	$35,442	$2,085	$1,889
Unfunded status of the plans	$(12,871)	$(13,232)	$(186)	$(337)
During December 2020, Lockheed Martin, through its master retirement trust, purchased an irrevocable group annuity contract from an insurance company (referred to as a buy-out contract) for $1.4 billion to transfer the related, outstanding defined benefit pension obligations. As a result of this transaction, we were relieved of all responsibility for these pension obligations and the insurance company is now required to pay and administer the retirement benefits owed to approximately 13,500 U.S. retirees and beneficiaries, with no change to the amount, timing or form of monthly retirement benefit payments. Although the transaction was treated as a settlement for accounting purposes, we did not recognize a loss on the settlement in earnings associated with the transaction because total settlements during 2020 for the affected pension plans were less than the plans’ service and interest cost in 2020.
A second contract was also purchased from an insurance company for $793 million that will reimburse the plan for all future benefit payments related to approximately 2,500 U.S. retirees and beneficiaries (referred to as a buy-in contract). The covered retirees and beneficiaries and buy-in contract were spun-off to the plan established in December 2018 for the contract purchased at that time similarly structured as a buy-in; the buy-in contracts are the sole assets of that plan. Under the arrangement, the plan remains responsible for paying the benefits for the covered retirees and beneficiaries and the insurance company will reimburse the plan as those benefits are paid. As a result, there is no net ongoing cash flow to the plan for the covered retirees and beneficiaries as the cost of providing the benefits is funded by the buy-in contract; effectively locking in the cost of the benefits and eliminating future volatility of the benefit obligation, while also providing the option to convert to a buy-out. The buy-in contract was purchased using assets from the pension trust and is accounted for at fair value as an investment of the trust. These transactions had no impact on our 2020 FAS pension expense or CAS pension cost. Also, during December 2019, Lockheed Martin, through its master retirement trust, purchased a buy-out contract for $1.9 billion related to our outstanding defined benefit pension obligations for approximately 20,000 U.S. retirees and beneficiaries.

The following table provides amounts recognized on our consolidated balance sheets related to our qualified defined benefit pension plans and our retiree medical and life insurance plans (in millions):

	Qualified Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
	2020	2019	2020	2019
Prepaid pension asset	$3	$2	$—	$—
Accrued postretirement benefit liabilities	(12,874)	(13,234)	(186)	(337)
Accumulated other comprehensive loss (pre-tax) related to:
Net actuarial losses	21,040	20,609	(119)	(69)
Prior service (credit) cost	(1,235)	(1,586)	73	120
Total (a)	$19,805	$19,023	$(46)	$51
(a)Accumulated other comprehensive loss related to postretirement benefit plans, after-tax, of $16.2 billion and $15.5 billion at December 31, 2020 and 2019 (see “Note 13 – Stockholders’ Equity”) includes $19.8 billion ($15.6 billion, net of tax) and $19.0 billion ($15.0 billion, net of tax) for qualified defined benefit pension plans, $(46) million ($(37) million, net of tax) and $51 million ($39 million, net of tax) for retiree medical and life insurance plans and $782 million ($617 million, net of tax) and $667 million ($527 million, net of tax) for other plans.
The accumulated benefit obligation (ABO) for all qualified defined benefit pension plans was $51.3 billion and $48.6 billion at December 31, 2020 and 2019. The ABO represents benefits accrued without assuming future compensation increases to plan participants and is approximately equal to our projected benefit obligation. Plans where ABO was less than plan assets represent prepaid pension assets, which are included on our consolidated balance sheets in other noncurrent assets. Plans where ABO was in excess of plan assets represent accrued pension liabilities, which are included on our consolidated balance sheets.
We also sponsor nonqualified defined benefit plans to provide benefits in excess of qualified plan limits. The aggregate liabilities for these plans at both December 31, 2020 and 2019 were $1.4 billion, which also represent the plans’ unfunded status. We have set aside certain assets totaling $877 million and $657 million as of December 31, 2020 and 2019 in a separate trust which we expect to be used to pay obligations under our nonqualified defined benefit plans. In accordance with GAAP, those assets may not be used to offset the amount of the benefit obligation similar to the postretirement benefit plans in the table above. The unrecognized net actuarial losses at December 31, 2020 and 2019 were $718 million and $641 million. The unrecognized prior service credit at December 31, 2020 and 2019 were $21 million and $34 million. The expense associated with these plans totaled $59 million in 2020, $108 million in 2019 and $123 million in 2018. We also sponsor a small number of other postemployment plans and foreign benefit plans. The aggregate liability for the other postemployment plans was $42 million as of December 31, 2020 and 2019. The expense for the other postemployment plans, as well as the liability and expense associated with the foreign benefit plans, was not material to our results of operations, financial position or cash flows. The actuarial assumptions used to determine the benefit obligations and expense associated with our nonqualified defined benefit plans and postemployment plans are similar to those assumptions used to determine the benefit obligations and expense related to our qualified defined benefit pension plans and retiree medical and life insurance plans as described below.

The following table provides the amounts recognized in other comprehensive income (loss) related to postretirement benefit plans, net of tax, for the years ended December 31, 2020, 2019 and 2018 (in millions):

	Incurred but Not Yet Recognized in Net Periodic Benefit Cost			Recognition of Previously Deferred Amounts
	2020	2019	2018	2020	2019	2018
	Gains (losses)			(Gains) losses
Actuarial gains and losses
Qualified defined benefit pension plans	$(1,005)	$(2,283)	$(570)	$668	$1,104	$1,396
Retiree medical and life insurance plans	43	238	71	(3)	2	4
Other plans	(104)	(133)	83	24	42	55
	(1,066)	(2,178)	(416)	689	1,148	1,455
	Credit (cost)			(Credit) cost
Net prior service credit and cost
Qualified defined benefit pension plans	(7)	(8)	(6)	(269)	(263)	(255)
Retiree medical and life insurance plans	6	4	(79)	30	33	12
Other plans	—	—	—	(10)	(10)	(10)
	(1)	(4)	(85)	(249)	(240)	(253)
	$(1,067)	$(2,182)	$(501)	$440	$908	$1,202

Actuarial Assumptions
The actuarial assumptions used to determine the benefit obligations at December 31 of each year and to determine the net periodic benefit cost for each subsequent year, were as follows:

	Qualified Defined Benefit Pension Plans			Retiree Medical and Life Insurance Plans
	2020	2019	2018	2020	2019	2018
Weighted average discount rate	2.500%	3.250%	4.250%	2.375%	3.250%	4.250%
Expected long-term rate of return on assets	7.00%	7.00%	7.00%	7.00%	7.00%	7.00%
Health care trend rate assumed for next year				7.75%	8.00%	8.25%
Ultimate health care trend rate				4.50%	4.50%	5.00%
Year that the ultimate health care trend rate is reached				2034	2034	2032
The decrease in the discount rate from December 31, 2019 to December 31, 2020 resulted in an increase in the projected benefit obligations of our qualified defined benefit pension plans of approximately $4.9 billion at December 31, 2020. The decrease in the discount rate from December 31, 2018 to December 31, 2019 resulted in an increase in the projected benefit obligations of our qualified defined benefit pension plans of approximately $5.8 billion at December 31, 2019.
In October 2020, the Society of Actuaries published revised longevity assumptions that refined its prior studies. We used the revised assumptions in our December 31, 2020 re-measurement of benefit obligation resulting in an approximate $426 million decrease in the projected benefit obligations of our qualified defined benefit pension plans.
The long-term rate of return assumption represents the expected long-term rate of earnings on the funds invested, or to be invested, to provide for the benefits included in the benefit obligations. That assumption is based on several factors including historical market index returns, the anticipated long-term allocation of plan assets, the historical return data for the trust funds, plan expenses and the potential to outperform market index returns. The actual investment return for our qualified defined benefit plans during 2020 of $5.6 billion based on an actual rate of approximately 16.5% improved plan assets more than the $2.3 billion expected return based on our 7.00% long-term rate of return assumption.

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

Fair value measurements – The rules related to accounting for postretirement benefit plans under GAAP require certain fair value disclosures related to postretirement benefit plan assets, even though those assets are not separately presented on our consolidated balance sheets. The following table presents the fair value of the assets (in millions) of our qualified defined benefit pension plans and retiree medical and life insurance plans by asset category and their level within the fair value hierarchy, which has three levels based on the ability to observe inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets, Level 2 refers to fair values estimated using significant other observable inputs and Level 3 includes fair values estimated using significant unobservable inputs. Certain other investments are measured at their Net Asset Value (NAV) per share and do not have readily determined values and are thus not subject to leveling in the fair value hierarchy. The NAV is the total value of the fund divided by the number of the fund’s shares outstanding. We recognize transfers between levels of the fair value hierarchy as of the date of the change in circumstances that causes the transfer.

	December 31, 2020				December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Investments measured at fair value
Cash and cash equivalents (a)	$1,109	$1,109	$—	$—	$1,961	$1,961	$—	$—
Equity (a):
U.S. equity securities	7,535	7,467	8	60	7,189	7,182	—	7
International equity securities	6,844	6,836	—	8	7,244	7,217	23	4
Commingled equity funds	1,671	442	1,228	1	1,933	582	1,351	—
Fixed income (a):
Corporate debt securities	5,732	—	5,730	2	5,208	—	5,206	2
U.S. Government securities	2,506	—	2,506	—	2,260	—	2,260	—
U.S. Government-sponsored enterprise securities	230	—	230	—	530	—	530	—
Other fixed income investments (b)	5,873	37	4,063	1,773	3,134	35	2,135	964
Total	$31,500	$15,891	$13,765	$1,844	$29,459	$16,977	$11,505	$977
Investments measured at NAV (c)
Commingled equity funds	92				181
Other fixed income investments	541				32
Private equity funds	4,672				4,019
Real estate funds	2,650				2,493
Hedge funds	1,111				1,069
Total investments measured at NAV	9,066				7,794
Receivables, net	—				78
Total	$40,566				$37,331

(a)Cash and cash equivalents, equity securities and fixed income securities included derivative assets and liabilities whose fair values were not material as of December 31, 2020 and 2019. LMIMCo’s investment policies restrict the use of derivatives to either establish long or short exposures for purposes consistent with applicable investment mandate guidelines or to hedge risks to the extent of a plan’s current exposure to such risks. Most derivative transactions are settled on a daily basis.
(b)Level 3 investments include $1.7 billion at December 31, 2020 and $857 million at December 31, 2019 related to the buy-in contracts discussed above.
(c)Certain investments that are valued using the NAV per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy and are included in the table to permit reconciliation of the fair value hierarchy to the aggregate postretirement benefit plan assets.
As of December 31, 2020 and 2019, the assets associated with our foreign defined benefit pension plans were not material and have not been included in the table above. Changes in the fair value of plan assets categorized as Level 3 during 2020 and 2019 were insignificant.
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
Fixed income investments categorized as Level 1 are publicly exchange-traded. Fixed income investments categorized as Level 2 are valued by the trustee using pricing models that use verifiable observable market data (e.g., interest rates and yield curves observable at commonly quoted intervals and credit spreads), bids provided by brokers or dealers or quoted prices of securities with similar characteristics. Fixed income investments are categorized as Level 3 when valuations using observable inputs are unavailable. The trustee typically obtains pricing based on indicative quotes or bid evaluations from vendors, brokers or the investment manager. In addition, certain other fixed income investments categorized as Level 3 are valued using a discounted cash flow approach. Significant inputs include projected annuity payments and the discount rate applied to those payments.

Certain commingled equity and fixed income funds, consisting of underlying equity and fixed income securities, respectively, are valued using the NAV practical expedient. The NAV valuations are based on the underlying investments and typically redeemable within 90 days.
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
Contributions and Expected Benefit Payments
The required funding of our qualified defined benefit pension plans is determined in accordance with ERISA, as amended by the PPA, and in a manner consistent with CAS and Internal Revenue Code rules. We made contributions to our qualified defined benefit pension plans of $1.0 billion in 2020. We plan to make contributions of approximately $1.0 billion to our qualified defined benefit pension plans in 2021.
The following table presents estimated future benefit payments, which reflect expected future employee service, as of December 31, 2020 (in millions):

	2021	2022	2023	2024	2025	2026 – 2030
Qualified defined benefit pension plans	$2,290	$2,350	$2,440	$2,510	$2,570	$13,190
Retiree medical and life insurance plans	160	150	150	150	150	660

Defined Contribution Plans
We maintain a number of defined contribution plans, most with 401(k) features, that cover substantially all of our employees. Under the provisions of our plans, we match most employees’ eligible contributions at rates specified in the plan documents. Our contributions are comprised of (i) company match, the majority of which was funded using our common stock, and (ii) company contributions. Total contributions were $984 million in 2020, $741 million in 2019 and $658 million in 2018. Our defined contribution plans held approximately 30.5 million and 31.9 million shares of our common stock as of December 31, 2020 and 2019.

Note 13 – Stockholders’ Equity
At December 31, 2020 and 2019, our authorized capital was composed of 1.5 billion shares of common stock and 50 million shares of series preferred stock. Of the 280 million shares of common stock issued and outstanding as of December 31, 2020, 279 million shares were considered outstanding for consolidated balance sheet presentation purposes; the remaining shares were held in a separate trust. Of the 281 million shares of common stock issued and outstanding as of December 31, 2019, 280 million shares were considered outstanding for consolidated balance sheet presentation purposes; the remaining shares were held in a separate trust. No shares of preferred stock were issued and outstanding at December 31, 2020 or 2019.
Repurchases of Common Stock
During 2020, we repurchased 3.0 million shares of our common stock for $1.1 billion. During 2019 and 2018, we paid $1.2 billion and $1.5 billion to repurchase 3.5 million and 4.7 million shares of our common stock.
During 2020, we entered into an accelerated share repurchase (ASR) agreement to repurchase $500 million of our common stock. We paid $500 million and received 1.4 million shares based on the average price paid per share of $347.16, calculated with reference to the volume-weighted average price (VWAP) of our common stock over the term of the agreement, less a negotiated discount. During 2019, we entered into an ASR agreement to repurchase $350 million of our common stock. We paid $350 million and received 916,249 shares based on the average price paid per share of $381.99, calculated with reference to VWAP of our common stock over the term of the agreement, less a negotiated discount. These ASR transactions were accounted for as equity transactions and recognized as a reduction of common stock and additional paid-in-capital, with the excess purchase price over par value recorded as a reduction of additional paid-in capital.
On September 25, 2020, our Board of Directors approved a $1.3 billion increase to our share repurchase program. Inclusive of this increase, the total remaining authorization for future common share repurchases under our program was $3.0 billion as of December 31, 2020. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings. During 2020, we repurchased 3.0 million of our common shares, which were recognized as a reduction to common stock for the par value with the excess purchase price recorded as a reduction of additional paid-in capital of $256 million and $841 million recorded as a reduction of retained earnings. In 2019 and 2018, due to the volume of repurchases made under our share repurchase program, additional paid in-capital was reduced to zero, with the remainder of the excess purchase price over par value of $713 million and $1.1 billion recorded as a reduction of retained earnings.
Dividends

We paid dividends totaling $2.8 billion ($9.80 per share) in 2020, $2.6 billion ($9.00 per share) in 2019 and $2.3 billion ($8.20 per share) in 2018. We paid quarterly dividends of $2.40 per share during each of the first three quarters of 2020 and $2.60 per share during the fourth quarter of 2020; $2.20 per share during each of the first three quarters of 2019 and $2.40 per share during the fourth quarter of 2019; and $2.00 per share during each of the first three quarters of 2018 and $2.20 per share during the fourth quarter of 2018.

Accumulated Other Comprehensive Loss
Changes in the balance of AOCL, net of income taxes, consisted of the following (in millions):

	Postretirement Benefit Plans(a)	Other, net	AOCL
Balance at December 31, 2017	$(12,559)	$20	$(12,539)
Other comprehensive loss before reclassifications	(501)	(105)	(606)
Amounts reclassified from AOCL
Recognition of net actuarial losses	1,455	—	1,455
Amortization of net prior service credits	(253)	—	(253)
Other	—	30	30
Total reclassified from AOCL	1,202	30	1,232
Total other comprehensive (loss) income	701	(75)	626
Reclassification of income tax effects from tax reform(b)	(2,396)	(12)	(2,408)
Balance at December 31, 2018	(14,254)	(67)	(14,321)
Other comprehensive loss before reclassifications	(2,182)	18	(2,164)
Amounts reclassified from AOCL
Recognition of net actuarial losses	1,148	—	1,148
Amortization of net prior service credits	(240)	—	(240)
Other	—	23	23
Total reclassified from AOCL	908	23	931
Total other comprehensive income (loss)	(1,274)	41	(1,233)
Balance at December 31, 2019	(15,528)	(26)	(15,554)
Other comprehensive income before reclassifications	(1,067)	56	(1,011)
Amounts reclassified from AOCL
Recognition of net actuarial losses	689	—	689
Amortization of net prior service credits	(249)	—	(249)
Other	—	4	4
Total reclassified from AOCL	440	4	444
Total other comprehensive income	(627)	60	(567)
Balance at December 31, 2020	$(16,155)	$34	$(16,121)

(a)AOCL related to postretirement benefit plans is shown net of tax benefits of $4.4 billion at December 31, 2020, $4.2 billion at December 31, 2019 and $3.9 billion at December 31, 2018. These tax benefits include amounts recognized on our income tax returns as current deductions and deferred income taxes, which will be recognized on our tax returns in future years. See “Note 10 – Income Taxes” and “Note 12 – Postretirement Benefit Plans” for more information on our income taxes and postretirement benefit plans.
(b)During 2018, we reclassified the impact of the income tax effects related to the Tax Cuts and Jobs Act of 2017 from AOCL to retained earnings by the same amount with zero impact to total equity.

Note 14 – Stock-Based Compensation
During 2020, 2019 and 2018, we recorded non-cash stock-based compensation expense totaling $221 million, $189 million and $173 million, which is included as a component of other unallocated, net on our consolidated statements of earnings. The net impact to earnings for the respective years was $175 million, $149 million and $137 million.
As of December 31, 2020, we had $173 million of unrecognized compensation cost related to nonvested awards, which is expected to be recognized over a weighted average period of 1.8 years. We received cash from the exercise of stock options totaling $41 million, $66 million and $43 million during 2020, 2019 and 2018. In addition, our income tax liabilities for 2020, 2019 and 2018 were reduced by $63 million, $103 million and $75 million due to recognized tax benefits on stock-based compensation arrangements.
Stock-Based Compensation Plans
Under plans approved by our stockholders, we are authorized to grant key employees stock-based incentive awards, including options to purchase common stock, stock appreciation rights, RSUs, PSUs or other stock units. The exercise price of options to purchase common stock may not be less than the fair market value of our stock on the date of grant. No award of stock options may become fully vested prior to the third anniversary of the grant and no portion of a stock option grant may become vested in less than one year. The minimum vesting period for restricted stock or stock units payable in stock is generally three years. Award agreements may provide for shorter or pro-rated vesting periods or vesting following termination of employment in the case of death, disability, divestiture, retirement, change of control or layoff. The maximum term of a stock option or any other award is 10 years.
At December 31, 2020, inclusive of the shares reserved for outstanding stock options, RSUs and PSUs, we had approximately 11 million shares reserved for issuance under the plans. At December 31, 2020, approximately 8 million of the shares reserved for issuance remained available for grant under our stock-based compensation plans. We issue new shares upon the exercise of stock options or when restrictions on RSUs and PSUs have been satisfied.
RSUs
The following table summarizes activity related to nonvested RSUs:

	Number of RSUs (In thousands)	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2017	651	$220.21
Granted	406	353.99
Vested	(470)	271.50
Forfeited	(24)	282.07
Nonvested at December 31, 2018	563	$271.23
Granted	581	305.30
Vested	(523)	269.00
Forfeited	(21)	302.78
Nonvested at December 31, 2019	600	$305.06
Granted	533	383.99
Vested	(383)	329.63
Forfeited	(17)	349.02
Nonvested at December 31, 2020	733	$348.60

In 2020, we granted certain employees approximately 0.5 million RSUs with a weighted average grant-date fair value of $383.99 per RSU. The grant-date fair value of these RSUs is equal to the closing market price of our common stock on the grant date less a discount to reflect the delay in payment of dividend-equivalent cash payments that are made only upon vesting, which occurs at least one year from the grant date and most often occurs three years from the grant date. We recognize the grant-date fair value of RSUs, less estimated forfeitures, as compensation expense ratably over the requisite service period, which is shorter than the vesting period if the employee is retirement eligible on the date of grant or will become retirement eligible before the end of the vesting period.

PSUs
In 2020, we granted certain employees PSUs with an aggregate target award of approximately 0.1 million shares of our common stock. The PSUs generally vest three years from the grant date based on continuous service, with the number of shares earned (0% to 200% of the target award) depending upon the extent to which we achieve certain financial and market performance targets measured over the period from January 1, 2020 through December 31, 2022. About half of the PSUs were valued at a weighted average grant-date fair value of $383.85 per PSU in a manner similar to RSUs mentioned above as the financial targets are based on our operating results. The remaining PSUs were valued at a weighted-average grant-date fair value of $484.50 per PSU using a Monte Carlo model as the performance target is related to our total shareholder return relative to our peer group. We recognize the grant-date fair value of these awards, less estimated forfeitures, as compensation expense ratably over the vesting period.

Note 15 – Legal Proceedings, Commitments and Contingencies
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
At December 31, 2020 and 2019, the aggregate amount of liabilities recorded relative to environmental matters was $789 million and $810 million, most of which are recorded in other noncurrent liabilities on our consolidated balance sheets. We have recorded assets for the portion of environmental costs that are probable of future recovery totaling $685 million and $703 million at December 31, 2020 and 2019, most of which are recorded in other noncurrent assets on our consolidated balance sheets, for the estimated future recovery of these costs, as we consider the recovery probable based on the factors previously mentioned. We project costs and recovery of costs over approximately 20 years.
Environmental remediation activities usually span many years, which makes estimating liabilities a matter of judgment because of uncertainties with respect to assessing the extent of the contamination as well as such factors as changing remediation technologies and changing regulatory environmental standards. We are monitoring or investigating a number of former and present operating facilities for potential future remediation. We perform quarterly reviews of the status of our environmental remediation sites and the related liabilities and receivables. Additionally, in our quarterly reviews, we consider these and other factors in estimating the timing and amount of any future costs that may be required for remediation activities, and we record a liability when it is probable that a loss has occurred or will occur for a particular site and the loss can be reasonably estimated. The amount of liability recorded is based on our estimate of the costs to be incurred for remediation for that site. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined. We cannot reasonably determine the extent of our financial exposure in all cases as, although a loss may be probable or reasonably possible, in some cases it is not possible at this time to estimate the reasonably possible loss or range of loss.
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
In addition to the proceedings and potential proceedings discussed above, the California State Water Resources Control Board, a branch of the California Environmental Protection Agency, has indicated it will work to re-establish a maximum level of the contaminant hexavalent chromium in drinking water after a prior standard of 10 parts per billion (ppb) was challenged and withdrawn, and is also reevaluating its existing drinking water standard of 6 ppb for perchlorate. The U.S. Environmental Protection Agency decided in June 2020 not to regulate perchlorate in drinking water at the federal level, although this decision has been challenged, and is considering whether to regulate hexavalent chromium.
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
We also are evaluating the potential impact of existing and contemplated legal requirements addressing a class of compounds known generally as per- and polyfluoroalkyl compounds (PFAS). PFAS compounds have been used ubiquitously, such as in fire-fighting foams, manufacturing processes, and stain- and stick-resistant products (e.g., Teflon, stain-resistant fabrics). Because we have used products and processes over the years containing some of those compounds, they likely exist as contaminants at many of our environmental remediation sites. Governmental authorities have announced plans, and in some instances have begun, to regulate certain of these compounds at extremely low concentrations in drinking water, which could lead to increased cleanup costs at many of our environmental remediation sites.
Letters of Credit, Surety Bonds and Third-Party Guarantees
We have entered into standby letters of credit and surety bonds issued on our behalf by financial institutions, and we have directly issued guarantees to third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as joint venture partners. We had total outstanding letters of credit, surety bonds and third-party guarantees aggregating $3.4 billion and $3.6 billion at December 31, 2020 and December 31, 2019. Third-party guarantees do not include guarantees issued on behalf of subsidiaries and other consolidated entities.
At December 31, 2020 and 2019, third-party guarantees totaled $871 million and $996 million, of which approximately 71% and 76% related to guarantees of contractual performance of joint ventures to which we currently are or previously were a party. These amounts represent our estimate of the maximum amounts we would expect to incur upon the contractual non-performance of the joint venture, joint venture partners or divested businesses. Generally, we also have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner.
In determining our exposures, we evaluate the reputation, performance on contractual obligations, technical capabilities and credit quality of our current and former joint venture partners and the transferee under novation agreements all of which include a guarantee as required by the FAR. At December 31, 2020 and 2019, there were no material amounts recorded in our financial statements related to third-party guarantees or novation agreements.

Note 16 – Severance Charges
During 2020, we recorded severance charges totaling $27 million ($21 million, or $0.08 per share, after-tax) related to the planned elimination of certain positions primarily at our corporate functions. Upon separation, terminated employees receive lump-sum severance payments primarily based on years of service, the majority of which are expected to be paid over the next several quarters.
Note 17 – Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	December 31, 2020			December 31, 2019
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Mutual funds	$1,335	$1,335	$—	$1,363	$1,363	$—
U.S. Government securities	92	—	92	99	—	99
Other securities	555	341	214	319	171	148
Derivatives	52	—	52	18	—	18
Liabilities
Derivatives	22	—	22	23	—	23
Assets measured at NAV
Other commingled funds	20			19

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
In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt and commercial paper. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $16.9 billion and $15.9 billion at December 31, 2020 and 2019. The outstanding principal amount was $13.3 billion and $13.8 billion at December 31, 2020 and 2019, excluding $1.1 billion and $1.2 billion of unamortized discounts and issuance costs at December 31, 2020 and 2019. The estimated fair values of our outstanding debt were determined based on quoted prices for similar instruments in active markets (Level 2).

Note 18 – Summary of Quarterly Information (Unaudited)
A summary of quarterly information is as follows (in millions, except per share data):

	2020 Quarters (a)
	First	Second (c)	Third (d)	Fourth (e)
Net sales	$15,651	$16,220	$16,495	$17,032
Operating profit	2,122	2,086	2,147	2,289
Net earnings from continuing operations	1,717	1,626	1,753	1,792
Net loss from discontinued operations	—	—	(55)	—
Net earnings	1,717	1,626	1,698	1,792
Earnings per common share from continuing operations (b):
Basic	6.10	5.81	6.28	6.41
Diluted	6.08	5.79	6.25	6.38
Loss per common share from discontinued operations:
Basic	—	—	(0.20)	—
Diluted	—	—	(0.20)	—
Basic earnings per common share (b)	6.10	5.81	6.08	6.41
Diluted earnings per common share (b)	6.08	5.79	6.05	6.38

	2019 Quarters (a)
	First (f)	Second	Third (g)	Fourth
Net sales	$14,336	$14,427	$15,171	$15,878
Operating profit	2,283	2,008	2,105	2,149
Net earnings	1,704	1,420	1,608	1,498
Basic earnings per common share (b)	6.03	5.03	5.70	5.32
Diluted earnings per common share (b)	5.99	5.00	5.66	5.29

(a)Quarters are typically 13 weeks in length but, due to our fiscal year ending on December 31, the number of weeks in a reporting period may vary slightly during the year and for comparable prior year periods.
(b)The sum of the quarterly earnings per share amounts do not equal the earnings per share amounts included on our consolidated statements of earnings. The difference in 2020 and 2019 relates to the timing of our share repurchases.
(c)The second quarter of 2020 includes a non-cash impairment charge of $128 million ($96 million, or $0.34 per share, after-tax) related to our equity method investee, AMMROC (see “Note 1 – Significant Accounting Policies”).
(d)The third quarter of 2020 includes a $55 million ($0.20 per share) non-cash charge for discontinued operations resulting from the resolution of certain tax matters related to the former IS&GS business divested in 2016.
(e)The fourth quarter of 2020 includes $27 million ($21 million, or $0.08 per share, after-tax) of severance charges (see “Note 16 – Severance Charges”).
(f)The first quarter of 2019 includes a previously deferred non-cash gain of $51 million ($38 million, or $0.13 per share, after-tax) related to properties sold in 2015 as a result of completing our remaining obligations. The first quarter of 2019 also includes benefits of $75 million, or $0.26 per share, from additional tax deductions, based on proposed tax regulations released on March 4, 2019, which clarified that foreign military sales qualify as foreign derived intangible income. Approximately $65 million, or $0.23 per share, of the total benefit was recorded discretely because it relates to the prior year.
(g)The third quarter of 2019 includes benefits of $62 million, or $0.22 per share, for additional tax deductions for the prior year, primarily attributable to foreign derived intangible income treatment based on proposed tax regulations released on March 4, 2019 and our change in tax accounting method.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM  9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2020.
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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
Our independent registered public accounting firm has issued a report on the effectiveness of our internal control over financial reporting, which is below.
  Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Regarding Internal Control Over Financial Reporting

Board of Directors and Stockholders
Lockheed Martin Corporation

Opinion on Internal Control over Financial Reporting

We have audited Lockheed Martin Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lockheed Martin Corporation (the Corporation) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Corporation as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated January 28, 2021 expressed an unqualified opinion thereon.

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
January 28, 2021

ITEM 9B.    Other Information
None.
PART III
ITEM  10.     Directors, Executive Officers and Corporate Governance
The information concerning directors required by Item 401 of Regulation S-K is included under the caption “Proposal 1 - Election of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year to which this report relates (the 2021 Proxy Statement), and that information is incorporated by reference in this Annual Report on Form 10-K (Form 10-K). Information concerning executive officers required by Item 401 of Regulation S-K is located under Part I, Item 4(a) of this Form 10-K. The information required by Items 407(d)(4) and (d)(5) of Regulation S-K is included under the captions “Committees of the Board of Directors” and “Audit Committee Report” in the 2021 Proxy Statement, and that information is incorporated by reference in this Form 10-K.
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
The information required by Item 402 of Regulation S-K is included in the text and tables under the captions “Executive Compensation” and “Director Compensation” in the 2021 Proxy Statement and that information is incorporated by reference in this Form 10-K. The information required by Item 407(e)(5) of Regulation S-K is included under the caption “Compensation Committee Report” in the 2021 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 related to the security ownership of management and certain beneficial owners is included under the heading “Security Ownership of Management and Certain Beneficial Owners” in the 2021 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.
Equity Compensation Plan Information
The following table provides information about our equity compensation plans that authorize the issuance of shares of Lockheed Martin common stock to employees and directors. The information is provided as of December 31, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,563,400	$81.69	8,232,946
Equity compensation plans not approved by security holders (2)	688,592	—	2,492,227
Total	3,251,992	$81.69	10,725,173

(1)
Column (a) includes, as of December 31, 2020: 1,437,214 shares that have been granted as restricted stock units (RSUs), 595,190 shares that could be earned pursuant to grants of performance stock units (PSUs) (assuming the maximum number of PSUs are earned and payable at the end of the three-year performance period) and 427,886 shares granted as options under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (2020 IPA Plan) or predecessor plans and 15,743 shares granted as options and 87,367 stock units payable in stock or cash under the Lockheed Martin Corporation Amended and Restated Directors Equity Plan (Directors Plan) or predecessor plans for non-employee directors. Column (c) includes, as of December 31, 2020, 7,837,448 shares available for future issuance under the 2020 IPA Plan as options, stock appreciation rights, restricted stock awards, RSUs or PSUs and 395,498 shares available for future issuance under the Directors Plan as stock options and stock units. Vested stock units are payable to directors upon their termination of service from our Board, except that directors who have satisfied the stock ownership guidelines may elect to have payment of awards made after January 1, 2018 (together with any dividend equivalents thereon) made on the first business day of April following the one-year anniversary of the grant. The weighted average price does not take into account shares issued pursuant to RSUs or PSUs.

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

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 404 and 407(a) of Regulation S-K is included under the captions “Corporate Governance - Related Person Transaction Policy,” “Corporate Governance - Certain Relationships and Related Person Transactions of Directors, Executive Officers and 5 Percent Stockholders,” and “Corporate Governance - Director Independence” in the 2021 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 14.    Principal Accounting Fees and Services
The information required by this Item 14 is included under the caption “Proposal 2 - Ratification of Appointment of Independent Auditors” in the 2021 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

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

Page
Report of Independent Registered Public Accounting Firm on the Audited Consolidated Financial Statements	64
Report of Independent Registered Public Accounting Firm Regarding Internal Control Over Financial Reporting	108
List of financial statement schedules filed as part of this Form 10-K
All schedules have been omitted because they are not applicable, not required or the information has been otherwise supplied in the consolidated financial statements or notes to consolidated financial statements.
Exhibits

2.1
Agreement and Plan of Merger by and among Lockheed Martin Corporation, Mizar Sub, Inc. and Aerojet Rocketdyne Holdings, Inc., dated as of December 20, 2020 (incorporated by reference to Exhibit 2.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on December 21, 2020). The schedules and exhibits to the Merger Agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K, and such schedules and exhibits will be furnished to the SEC upon request.

3.1
Charter of Lockheed Martin Corporation, as amended by Articles of Amendment dated April 23, 2009 (incorporated by reference to Exhibit 3.1 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010).

3.2
Bylaws of Lockheed Martin Corporation, as amended and restated effective April 8, 2020 (incorporated by reference to Exhibit 3.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on April 9, 2020).

4.1	Description of Lockheed Martin Corporation Common Stock (incorporated by reference to Exhibit 4.1 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019).

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

4.6
Indenture, dated as of September 6, 2011, between Lockheed Martin Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Lockheed Martin Corporation’s Registration Statement on Form S-3 filed with the SEC on April 24, 2020).

4.7
Indenture, dated as of December 14, 2012, between Lockheed Martin Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 99.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on December 17, 2012).

4.8
Indenture dated as of September 7, 2017, between Lockheed Martin Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 99.1 of Lockheed Martin's Current Report on Form 8-K filed with the SEC on September 7, 2012).

See also Exhibits 3.1 and 3.2.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of certain holders of long-term debt are not filed. The Corporation will furnish copies thereof to the SEC upon request.

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

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.34 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.8
Lockheed Martin Corporation Supplemental Savings Plan, as amended and restated effective January 1, 2015 (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015).

10.9
Lockheed Martin Corporation Nonqualified Capital Accumulation Plan, as amended and restated generally effective as of December 18, 2015 (incorporated by reference to Exhibit 10.22 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.10
Amendment to Lockheed Martin Corporation Supplemental Savings Plan and Lockheed Martin Corporation Nonqualified Capital Accumulation Program, dated December 18, 2019 (incorporated by reference to Exhibit 10.31 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.11
Lockheed Martin Corporation Deferred Management Incentive Compensation Plan, as amended and restated effective January 1, 2020 (incorporated by reference to Exhibit 10.8 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.12	Amendment No.1 to Lockheed Martin Corporation Deferred Management Incentive Compensation Plan, as amended and restated effective January 1, 2020.

10.13
Lockheed Martin Corporation Amended and Restated 2006 Management Incentive Compensation Plan (Performance Based), amended and restated effective January 1, 2019 (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.14
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

10.17
Forms of Stock Option Award Agreements under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.39 of Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.18
Form of 2018 Annual Restricted Stock Unit Award Agreement under Lockheed Martin Corporation 2011 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2018).

10.19
Form of Performance Stock Unit Award Agreement (2018 - 2020 Performance Period) under Lockheed Martin Corporation 2011 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2018).

10.20
Form of Long-Term Incentive Performance Award Agreement (2018 - 2020 Performance Period) under Lockheed Martin Corporation 2011 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2018).

10.21
Form of 2019 Annual Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.22
Form of Performance Stock Unit Award Agreement (2019 - 2021 Performance Period) under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.23
Form of Long Term Incentive Performance Award Agreement (2019 - 2021 Performance Period) under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.24
Form of Retention Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2020).

10.25
Form of 2020 Annual Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2020).

10.26
Form of Performance Stock Unit Award Agreement (2020 - 2022 Performance Period) under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2020).

10.27
Form of Long Term Incentive Performance Award Agreement (2020 - 2022 Performance Period) under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2020).

10.28
Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on April 23, 2020).

10.29
Form of 2020 Annual Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2020).

10.30
Form of Performance Stock Unit Award Agreement (2020 - 2022 Performance Period) under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2020).

10.31
Form of Long Term Incentive Performance Award Agreement (2020 - 2022 Performance Period) under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2020).

10.32
CEO New Hire Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.5 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2020).

10.33
Amendment to Outstanding Long-Term Incentive Performance and Performance Stock Unit Award Agreements (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2020).

10.34
Lockheed Martin Corporation Consolidated Supplemental Retirement Benefit Plan, as amended and restated effective October 5, 2018 (incorporated by reference to Exhibit 10.26 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.35
Lockheed Martin Corporation Executive Severance Plan, as amended and restated effective December 1, 2016 (incorporated by reference to Exhibit 10.26 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.36
Amendment No. 1 to Lockheed Martin Corporation Executive Severance Plan, as amended and restated effective December 1, 2016 (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 24, 2018).

10.37
Amendment No. 2 to Lockheed Martin Corporation Executive Severance Plan, as amended and restated effective December 1, 2016 (incorporated by reference to Exhibit 10.6 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2020).

10.38
Amendment No. 3 to Lockheed Martin Corporation Executive Severance Plan, as amended and restated effective December 1, 2016 (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2020).

10.39
Offer Letter dated March 12, 2020 to James D. Taiclet, Jr. (incorporated by reference to Exhibit 10.5 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2020).

21	Subsidiaries of Lockheed Martin Corporation.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of James D. Taiclet pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kenneth R. Possenriede pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of James D. Taiclet and Kenneth R. Possenriede Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

*    Exhibits 10.3 through 10.39 constitute management contracts or compensatory plans or arrangements.

ITEM 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: January 28, 2021	By:	/s/ Brian P. Colan
Brian P. Colan
Vice President, Controller, and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Titles	Date
/s/ James D. Taiclet	President and Chief Executive Officer (Principal Executive Officer)	January 28, 2021
James D. Taiclet
/s/ Kenneth R. Possenriede	Chief Financial Officer (Principal Financial Officer)	January 28, 2021
Kenneth R. Possenriede
/s/ Brian P. Colan	Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)	January 28, 2021
Brian P. Colan
*	Director	January 28, 2021
Marillyn A. Hewson
*	Director	January 28, 2021
Daniel F. Akerson
*	Director	January 28, 2021
David B. Burritt
*	Director	January 28, 2021
Bruce A. Carlson
*	Director	January 28, 2021
Joseph F. Dunford, Jr.
*	Director	January 28, 2021
James O. Ellis, Jr.
*	Director	January 28, 2021
Thomas J. Falk
*	Director	January 28, 2021
Ilene S. Gordon
*	Director	January 28, 2021
Vicki A. Hollub
*	Director	January 28, 2021
Jeh C. Johnson
*	Director	January 28, 2021
Debra L. Reed-Klages
*By Maryanne R. Lavan pursuant to a Power of Attorney executed by the Directors listed above, which has been filed with this Annual Report on Form 10-K.

Date: January 28, 2021	By:	/s/ Maryanne R. Lavan
Maryanne R. Lavan
Attorney-in-fact