Form 10-Q
period 2021-03-28
LOCKHEED MARTIN CORP
filed 2021-04-21
CIK 936468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2021
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
Large accelerated filer ☒ Accelerated filer ☐ Non–accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 277,933,985 shares of our common stock, $1 par value per share, outstanding as of April 16, 2021.

Lockheed Martin Corporation
Form 10-Q
For the Quarterly Period Ended March 28, 2021

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Lockheed Martin Corporation
Consolidated Statements of Earnings
(unaudited; in millions, except per share data)

	Quarters Ended
	March 28, 2021	March 29, 2020
Net sales
Products	$13,753	$13,166
Services	2,505	2,485
Total net sales	16,258	15,651
Cost of sales
Products	(12,281)	(11,742)
Services	(2,230)	(2,213)
Severance and restructuring charges	(36)	—
Other unallocated, net	475	395
Total cost of sales	(14,072)	(13,560)
Gross profit	2,186	2,091
Other (expense) income, net	(4)	31
Operating profit	2,182	2,122
Interest expense	(140)	(148)
Other non-operating income, net	169	56
Earnings before income taxes	2,211	2,030
Income tax expense	(374)	(313)
Net earnings	$1,837	$1,717

Earnings per common share
Basic	$6.58	$6.10
Diluted	$6.56	$6.08

Cash dividends paid per common share	$2.60	$2.40

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Comprehensive Income
(unaudited; in millions)

	Quarters Ended
	March 28, 2021	March 29, 2020
Net earnings	$1,837	$1,717
Other comprehensive income, net of tax
Recognition of previously deferred postretirement benefit plan amounts	140	110
Other, net	(27)	(97)
Other comprehensive income, net of tax	113	13
Comprehensive income	$1,950	$1,730
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Balance Sheets
(in millions, except par value)

	March 28, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,933	$3,160
Receivables, net	2,214	1,978
Contract assets	10,908	9,545
Inventories	3,256	3,545
Other current assets	941	1,150
Total current assets	20,252	19,378
Property, plant and equipment, net	7,213	7,213
Goodwill	10,799	10,806
Intangible assets, net	2,930	3,012
Deferred income taxes	3,375	3,475
Other noncurrent assets	6,868	6,826
Total assets	$51,437	$50,710
Liabilities and equity
Current liabilities
Accounts payable	$1,889	$880
Contract liabilities	7,255	7,545
Salaries, benefits and payroll taxes	2,794	3,163
Current maturities of long-term debt	506	500
Other current liabilities	2,273	1,845
Total current liabilities	14,717	13,933
Long-term debt, net	11,657	11,669
Accrued pension liabilities	12,643	12,874
Other noncurrent liabilities	6,087	6,196
Total liabilities	45,104	44,672
Stockholders’ equity
Common stock, $1 par value per share	278	279
Additional paid-in capital	65	221
Retained earnings	21,977	21,636
Accumulated other comprehensive loss	(16,008)	(16,121)
Total stockholders’ equity	6,312	6,015
Noncontrolling interests in subsidiary	21	23
Total equity	6,333	6,038
Total liabilities and equity	$51,437	$50,710
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Cash Flows
(unaudited; in millions)

	Quarters Ended
	March 28, 2021	March 29, 2020
Operating activities
Net earnings	$1,837	$1,717
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	336	301
Stock-based compensation	47	42
Severance and restructuring charges	36	—
Changes in assets and liabilities
Receivables, net	(236)	(555)
Contract assets	(1,363)	(1,095)
Inventories	289	80
Accounts payable	1,023	1,894
Contract liabilities	(290)	151
Postretirement benefit plans	(66)	(39)
Income taxes	301	167
Other, net	(166)	(349)
Net cash provided by operating activities	1,748	2,314
Investing activities
Capital expenditures	(281)	(293)
Other, net	112	(2)
Net cash used for investing activities	(169)	(295)
Financing activities
Dividends paid	(739)	(693)
Repurchases of common stock	(1,000)	(756)
Other, net	(67)	(96)
Net cash used for financing activities	(1,806)	(1,545)
Net change in cash and cash equivalents	(227)	474
Cash and cash equivalents at beginning of period	3,160	1,514
Cash and cash equivalents at end of period	$2,933	$1,988
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiary	Total Equity
Balance at December 31, 2020	$279	$221	$21,636	$(16,121)	$6,015	$23	$6,038
Net earnings	—	—	1,837	—	1,837	—	1,837
Other comprehensive income, net of tax	—	—	—	113	113	—	113
Dividends declared	—	—	(725)	—	(725)	—	(725)
Repurchases of common stock	(2)	(227)	(771)	—	(1,000)	—	(1,000)
Stock-based awards, ESOP activity and other	1	71	—	—	72	—	72
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(2)	(2)
Balance at March 28, 2021	$278	$65	$21,977	$(16,008)	$6,312	$21	$6,333

Balance at December 31, 2019	$280	$—	$18,401	$(15,554)	$3,127	$44	$3,171
Net earnings	—	—	1,717	—	1,717	—	1,717
Other comprehensive income, net of tax	—	—	—	13	13	—	13
Dividends declared	—	—	(677)	—	(677)	—	(677)
Repurchases of common stock	(2)	(29)	(733)	—	(764)	—	(764)
Stock-based awards, ESOP activity and other	1	29	—	—	30	—	30
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(3)	(3)
Balance at March 29, 2020	$279	$—	$18,708	$(15,541)	$3,446	$41	$3,487
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited)

NOTE 1 - BASIS OF PRESENTATION
We prepared these consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.
In the opinion of management, these consolidated financial statements reflect all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations, financial condition, and cash flows for the interim periods presented. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates. Significant estimates inherent in the preparation of our consolidated financial statements include, but are not limited to, accounting for sales and cost recognition; postretirement benefit plans; environmental liability and assets for the portion of environmental costs that are probable of future recovery; evaluation of goodwill; intangible assets; investments and other assets for impairment; income taxes including deferred tax assets; fair value measurements; and contingencies. The consolidated financial statements include the accounts of subsidiaries we control and variable interest entities if we are the primary beneficiary. We eliminate intercompany balances and transactions in consolidation.
We close our books and records on the last Sunday of the calendar quarter to align our financial closing with our business processes. The consolidated financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods as our fiscal year ends on December 31.
The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the full year or future periods. Unless otherwise noted, we present all per share amounts cited in these consolidated financial statements on a “per diluted share” basis. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Form 10-K).
NOTE 2 - PENDING ACQUISITION OF AEROJET ROCKETDYNE
On December 20, 2020, we entered into an agreement to acquire Aerojet Rocketdyne Holdings, Inc. (“Aerojet Rocketdyne”) for $51.00 per share, which is net of a $5.00 per share special cash dividend Aerojet Rocketdyne paid to its stockholders on March 24, 2021. This represents a post-dividend equity value of approximately $4.6 billion, on a fully diluted as-converted basis, and a transaction value of approximately $4.4 billion after the assumption of Aerojet Rocketdyne’s projected net cash. We expect to finance the acquisition through a combination of cash on hand and new debt issuances. The transaction was approved by Aerojet Rocketdyne’s stockholders on March 9, 2021, which was a closing condition. The transaction is expected to close in the later part of 2021, subject to receipt of regulatory approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and satisfaction of other closing conditions specified in the acquisition agreement. Our financial results will not include Aerojet Rocketdyne’s results until the acquisition is closed.
NOTE 3 - EARNINGS PER COMMON SHARE
The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended
	March 28, 2021	March 29, 2020
Weighted average common shares outstanding for basic computations	279.0	281.3
Weighted average dilutive effect of equity awards	1.0	1.3
Weighted average common shares outstanding for diluted computations	280.0	282.6

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units (RSUs) and performance stock units (PSUs) and exercise of outstanding stock options based on the treasury stock method. There were no significant anti-dilutive equity awards during the quarters ended March 28, 2021 or March 29, 2020.
NOTE 4 - INFORMATION ON BUSINESS SEGMENTS
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
Business segment operating profit also excludes the FAS/CAS pension operating adjustment, a portion of corporate costs not considered allowable or allocable to contracts with the U.S. Government under the applicable U.S. Government cost accounting standards (CAS) or federal acquisition regulations (FAR), and other items not considered part of management’s evaluation of segment operating performance such as a portion of management and administration costs, legal fees and settlements, environmental costs, stock-based compensation expense, retiree benefits, significant severance actions, significant asset impairments, gains or losses from divestitures, and other miscellaneous corporate activities. Excluded items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. See “Note 11 - Other” for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended
	March 28, 2021	March 29, 2020
Net sales
Aeronautics	$6,387	$6,369
Missiles and Fire Control	2,749	2,619
Rotary and Mission Systems	4,107	3,746
Space	3,015	2,917
Total net sales	$16,258	$15,651
Operating profit
Aeronautics	$693	$672
Missiles and Fire Control	396	396
Rotary and Mission Systems	433	376
Space	227	281
Total business segment operating profit	1,749	1,725
Unallocated items
FAS/CAS operating adjustment	489	469
Stock-based compensation	(47)	(42)
Severance and restructuring charges	(36)	—
Other, net	27	(30)
Total unallocated items	433	397
Total consolidated operating profit	$2,182	$2,122
Intersegment sales
Aeronautics	$53	$59
Missiles and Fire Control	129	136
Rotary and Mission Systems	478	499
Space	82	108
Total intersegment sales	$742	$802

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
We recover CAS pension and other postretirement benefit plan cost through the pricing of our products and services on U.S. Government contracts and, therefore, recognize CAS cost in each of our business segment’s net sales and cost of sales. Our consolidated financial statements must present FAS pension and other postretirement benefit plan expense calculated in accordance with FAS requirements under U.S. GAAP. The operating portion of the net FAS/CAS pension adjustment represents the difference between the service cost component of FAS pension income and total CAS pension cost. The non-service FAS pension income component is included in other non-operating income, net in our consolidated statements of earnings. As a result, to the extent that CAS pension cost exceeds the service cost component of FAS pension income, we have a favorable FAS/CAS operating adjustment.
Our total net FAS/CAS pension adjustment for the quarters ended March 28, 2021 and March 29, 2020, including the service and non-service cost components of FAS pension income for our qualified defined benefit pension plans, were as follows (in millions):

	Quarters Ended
	March 28, 2021	March 29, 2020
Total FAS income and CAS costs
FAS pension income	$66	$30
Less: CAS pension cost	516	494
Net FAS/CAS pension adjustment	$582	$524

Service and non-service cost reconciliation
FAS pension service cost	$(27)	$(25)
Less: CAS pension cost	516	494
FAS/CAS operating adjustment	489	469
Non-operating FAS pension income	93	55
Net FAS/CAS pension adjustment	$582	$524

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Net sales by products and services, contract type, customer, and geographic region were as follows (in millions):

	Quarter Ended March 28, 2021
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$5,479	$2,410	$3,300	$2,564	$13,753
Services	908	339	807	451	2,505
Total net sales	$6,387	$2,749	$4,107	$3,015	$16,258
Net sales by contract type
Fixed-price	$4,734	$1,878	$2,677	$614	$9,903
Cost-reimbursable	1,653	871	1,430	2,401	6,355
Total net sales	$6,387	$2,749	$4,107	$3,015	$16,258
Net sales by customer
U.S. Government	$4,273	$2,041	$2,810	$2,551	$11,675
International (a)	2,099	703	1,220	457	4,479
U.S. commercial and other	15	5	77	7	104
Total net sales	$6,387	$2,749	$4,107	$3,015	$16,258
Net sales by geographic region
United States	$4,288	$2,046	$2,887	$2,558	$11,779
Asia Pacific	893	51	650	2	1,596
Europe	854	182	201	455	1,692
Middle East	284	458	170	—	912
Other	68	12	199	—	279
Total net sales	$6,387	$2,749	$4,107	$3,015	$16,258

	Quarter Ended March 29, 2020
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$5,455	$2,275	$2,986	$2,450	$13,166
Services	914	344	760	467	2,485
Total net sales	$6,369	$2,619	$3,746	$2,917	$15,651
Net sales by contract type
Fixed-price	$4,584	$1,718	$2,482	$519	$9,303
Cost-reimbursable	1,785	901	1,264	2,398	6,348
Total net sales	$6,369	$2,619	$3,746	$2,917	$15,651
Net sales by customer
U.S. Government	$4,033	$1,955	$2,788	$2,483	$11,259
International (a)	2,321	660	855	420	4,256
U.S. commercial and other	15	4	103	14	136
Total net sales	$6,369	$2,619	$3,746	$2,917	$15,651
Net sales by geographic region
United States	$4,048	$1,959	$2,891	$2,497	$11,395
Asia Pacific	995	75	318	28	1,416
Europe	948	168	167	398	1,681
Middle East	328	407	207	(6)	936
Other	50	10	163	—	223
Total net sales	$6,369	$2,619	$3,746	$2,917	$15,651

(a)International sales include FMS contracted through the U.S. Government and direct commercial sales to international governments and other international customers.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented approximately 27% of our total consolidated net sales for the quarter ended March 28, 2021 and 28% of our total consolidated net sales for the quarter ended March 29, 2020.
Total assets for each of our business segments were as follows (in millions):

	March 28, 2021	December 31, 2020
Assets
Aeronautics	$10,709	$9,903
Missiles and Fire Control	5,058	4,966
Rotary and Mission Systems	17,885	18,035
Space	6,850	6,451
Total business segment assets	40,502	39,355
Corporate assets (a)	10,935	11,355
Total assets	$51,437	$50,710
(a)Corporate assets primarily include cash and cash equivalents, deferred income taxes, assets for the portion of environmental costs that are probable of future recovery and investments held in a separate trust.
NOTE 5 - CONTRACT ASSETS AND LIABILITIES
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

	March 28, 2021	December 31, 2020
Contract assets	$10,908	$9,545
Contract liabilities	7,255	7,545
Contract assets increased $1.4 billion during the quarter ended March 28, 2021, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the quarter ended March 28, 2021 for which we have not yet billed our customers. There were no significant credit or impairment losses related to our contract assets during the quarters ended March 28, 2021 and March 29, 2020.
Contract liabilities decreased $290 million during the quarter ended March 28, 2021, primarily due to revenue recognized in excess of payments received on these performance obligations. During the quarter ended March 28, 2021, we recognized $2.3 billion of our contract liabilities at December 31, 2020 as revenue. During the quarter ended March 29, 2020, we recognized $1.6 billion of our contract liabilities at December 31, 2019 as revenue.
NOTE 6 - INVENTORIES
Inventories consisted of the following (in millions):

	March 28, 2021	December 31, 2020
Materials, spares and supplies	$641	$612
Work-in-process	2,398	2,693
Finished goods	217	240
Total inventories	$3,256	$3,545
Costs incurred to fulfill a contract in advance of the contract being awarded are included in inventories as work-in-process if we determine that those costs relate directly to a contract or to an anticipated contract that we can specifically identify and contract award is probable, the costs generate or enhance resources that will be used in satisfying performance obligations, and the costs are recoverable (referred to as pre-contract costs). Pre-contract costs that are

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
initially capitalized in inventory are generally recognized as cost of sales consistent with the transfer of products and services to the customer upon the receipt of the anticipated contract. All other pre-contract costs, including start-up costs, are expensed as incurred. As of March 28, 2021 and December 31, 2020, $635 million and $583 million of pre-contract costs were included in inventories.
NOTE 7 - POSTRETIREMENT BENEFIT PLANS
Our pretax net periodic benefit income related to our qualified defined benefit pension plans and retiree medical and life insurance plans consisted of the following (in millions):

	Quarters Ended
	March 28, 2021	March 29, 2020
Qualified defined benefit pension plans
Service cost	$27	$25
Interest cost	311	385
Expected return on plan assets	(569)	(566)
Recognized net actuarial losses	252	212
Amortization of prior service credits	(87)	(86)
Total net periodic benefit income	$(66)	$(30)
Retiree medical and life insurance plans
Service cost	$3	$3
Interest cost	13	18
Expected return on plan assets	(35)	(32)
Recognized net actuarial losses	—	(1)
Amortization of prior service costs	9	10
Total net periodic benefit income	$(10)	$(2)
We record the service cost component of net periodic benefit income as part of cost of sales and the non-service cost components of net periodic benefit cost as part of other non-operating income, net in the consolidated statements of earnings.
The recognized net actuarial losses and amortization of prior service credits or costs in the table above, along with similar costs related to our other postretirement benefit plans ($4 million for the quarter ended March 28, 2021 and $5 million for the quarter ended March 29, 2020) were reclassified from accumulated other comprehensive loss (AOCL) and recorded as a component of net periodic benefit income for the periods presented. These costs totaled $178 million ($140 million, net of tax) during the quarter ended March 28, 2021, and $140 million ($110 million, net of tax) during the quarter ended March 29, 2020 and were recorded on our consolidated statements of comprehensive income as an increase to other comprehensive income.
The required funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006 (PPA), along with consideration of CAS and Internal Revenue Code rules. There were no contributions to our qualified defined benefit pension plans during the quarters ended March 28, 2021 and March 29, 2020.
NOTE 8 - LEGAL PROCEEDINGS AND CONTINGENCIES
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
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
Legal Proceedings

United States of America, ex rel. Patzer; Cimma v. Sikorsky Aircraft Corp., et al
As a result of our acquisition of Sikorsky Aircraft Corporation (Sikorsky), we assumed the defense of and any potential liability for two civil False Claims Act lawsuits pending in the U.S. District Court for the Eastern District of Wisconsin. In October 2014, the U.S. Government filed a complaint in intervention in the first suit, which was brought by qui tam relator Mary Patzer, a former Derco Aerospace (Derco) employee. In May 2017, the U.S. Government filed a complaint in intervention in the second suit, which was brought by qui tam relator Peter Cimma, a former Sikorsky Support Services, Inc. (SSSI) employee. In November 2017, the Court consolidated the cases into a single action for discovery and trial.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
United States of America v. Mission Support Alliance, LLC, et al.
On April 5, 2021, we agreed to settle with the U.S. Department of Justice (DOJ) the previously disclosed lawsuit that the DOJ filed in the U.S. District Court for the Eastern District of Washington on February 8, 2019. The complaint alleged claims under the civil False Claims Act, civil Anti-Kickback Act, and the common law against Mission Support Alliance, LLC (MSA), Lockheed Martin, Lockheed Martin Services, Inc. (LMSI) and a current Lockheed Martin vice president arising out of information technology services performed by LMSI under a subcontract to MSA. MSA is a joint venture that held a prime contract to provide infrastructure support services at the Department of Energy’s (DOE) Hanford facility. The court had previously dismissed the Anti-Kickback Act claim against all defendants with prejudice and denied the motions to dismiss the False Claims Act claims on January 13, 2020. Under the terms of the settlement, the defendants agreed to pay $6 million to resolve the remaining claims. We believe that we have substantial defenses to all of the allegations and have agreed to settle the case to avoid the costs of further litigation of this matter. We are not admitting liability or wrongdoing in settling the matter.
The lawsuit relates to liabilities of our former Information Systems & Global Solutions (IS&GS) business segment that we divested to Leidos Holdings, Inc. (Leidos) on August 16, 2016. As part of the divestiture, Leidos acquired IS&GS’ interest in MSA and the liabilities related to Lockheed Martin’s participation in MSA. Included within the liabilities assumed were those associated with this lawsuit. Lockheed Martin transferred to Leidos a reserve of approximately $38 million established by Lockheed Martin with respect to its potential liability and that of its affiliates and agreed to indemnify Leidos with respect to the liabilities assumed for damages to Leidos for 100% of amounts in excess of this reserve up to $64 million and 50% of amounts in excess of $64 million.
Lockheed Martin v. Metropolitan Transportation Authority
On April 24, 2009, we filed a declaratory judgment action against the New York Metropolitan Transportation Authority and its Capital Construction Company (collectively, the MTA) asking the U.S. District Court for the Southern District of New York to find that the MTA is in material breach of our agreement based on the MTA’s failure to provide access to sites where work must be performed and the customer-furnished equipment necessary to complete the contract. The MTA filed an answer and counterclaim alleging that we breached the contract and subsequently terminated the contract for alleged default. The primary damages sought by the MTA are the costs to complete the contract and potential re-procurement costs. While we are unable to estimate the cost of another contractor to complete the contract and the costs of re-procurement, we note that our contract with the MTA had a total value of $323 million, of which $241 million was paid to us, and that the MTA is seeking damages of approximately $190 million. We dispute the MTA’s allegations and are defending against them. Additionally, following an investigation, our sureties on a performance bond related to this matter, who were represented by independent counsel, concluded that the MTA’s termination of the contract was improper. Finally, our declaratory judgment action was later amended to include claims for monetary damages against the MTA of approximately $95 million. This matter was taken under submission by the District Court in December 2014, after a five-week bench trial and the filing of post-trial pleadings by the parties. We continue to await a decision from the District Court. Although this matter relates to our former IS&GS business, we retained responsibility for the litigation when we divested IS&GS in 2016.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
At March 28, 2021 and December 31, 2020, the aggregate amount of liabilities recorded relative to environmental matters was $778 million and $789 million, most of which are recorded in other noncurrent liabilities on our consolidated balance sheets. We have recorded assets for the portion of environmental costs that are probable of future recovery totaling $675 million and $685 million at March 28, 2021 and December 31, 2020, most of which are recorded in other noncurrent assets on our consolidated balance sheets, for the estimated future recovery of these costs, as we consider the recovery probable based on the factors previously mentioned. We project costs and recovery of costs over approximately 20 years.
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
Letters of Credit, Surety Bonds and Third-Party Guarantees
We have entered into standby letters of credit and surety bonds issued on our behalf by financial institutions, and we have directly issued guarantees to third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as joint venture partners. We had total outstanding letters of credit, surety bonds and third-party guarantees aggregating $3.3 billion and $3.4 billion at March 28, 2021 and December 31, 2020. Third-party guarantees do not include guarantees issued on behalf of subsidiaries and other consolidated entities.
At March 28, 2021 and December 31, 2020, third-party guarantees totaled $867 million and $871 million, of which approximately 70% and 71% related to guarantees of contractual performance of joint ventures to which we currently are or previously were a party. These amounts represent our estimate of the maximum amounts we would expect to incur upon the contractual non-performance of the joint venture, joint venture partners or divested businesses. Generally, we also have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner.
In determining our exposures, we evaluate the reputation, performance on contractual obligations, technical capabilities and credit quality of our current and former joint venture partners and the transferee under novation agreements all of which include a guarantee as required by the FAR. At March 28, 2021 and December 31, 2020, there were no material amounts recorded in our financial statements related to third-party guarantees or novation agreements.
NOTE 9 - FAIR VALUE MEASUREMENTS
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	March 28, 2021			December 31, 2020
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Mutual funds	$1,316	$1,316	$—	$1,335	$1,335	$—
U.S. Government securities	98	—	98	92	—	92
Other securities	584	387	197	555	341	214
Derivatives	29	—	29	52	—	52
Liabilities
Derivatives	29	—	29	22	—	22
Assets measured at NAV (a)
Other commingled funds	20			20
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
The derivatives outstanding at both March 28, 2021 and December 31, 2020 consist of foreign currency forward contracts, interest rate swaps and foreign currency related contract embedded derivatives. We use derivative instruments principally to reduce our exposure to market risks from changes in foreign currency exchange rates and interest rates. We do not enter into or hold derivative instruments for speculative trading purposes. We transact business globally and are subject to risks associated with changing foreign currency exchange rates. We enter into foreign currency hedges such as forward and option contracts that change in value as foreign currency exchange rates change. Our most significant foreign currency exposures relate to the British pound sterling, the euro, the Canadian dollar and the Australian dollar. These contracts hedge forecasted foreign currency transactions in order to mitigate fluctuations in our earnings and cash flows associated with changes in foreign currency exchange rates. We designate foreign currency hedges as cash flow hedges. We also are exposed to the impact of interest rate changes primarily through our borrowing activities. For fixed

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
rate borrowings, we may use variable interest rate swaps, effectively converting fixed rate borrowings to variable rate borrowings in order to hedge changes in the fair value of the debt. These swaps are designated as fair value hedges. For variable rate borrowings, we may use fixed interest rate swaps, effectively converting variable rate borrowings to fixed rate borrowings in order to mitigate the impact of interest rate changes on earnings. These swaps are designated as cash flow hedges. We also may enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting, which are intended to mitigate certain economic exposures.
The aggregate notional amount of our outstanding foreign currency hedges at March 28, 2021 and December 31, 2020 was $3.3 billion and $3.4 billion. The aggregate notional amount of our outstanding interest rate swaps was $672 million and $572 million at March 28, 2021 and December 31, 2020. The fair values of our outstanding foreign currency hedges and interest rate swaps at March 28, 2021 and December 31, 2020 were not significant. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters ended March 28, 2021 and March 29, 2020. Substantially all of our derivatives are designated for hedge accounting.
In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $15.5 billion and $16.9 billion at March 28, 2021 and December 31, 2020. The outstanding principal amount of debt was $13.3 billion at both March 28, 2021 and December 31, 2020, excluding $1.1 billion of unamortized discounts and issuance costs at both March 28, 2021 and December 31, 2020. The estimated fair values of our outstanding debt were determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates and credit spreads (Level 2).
NOTE 10 - STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
During the quarter ended March 28, 2021, we entered into an accelerated share repurchase (ASR) agreement to repurchase $1.0 billion of our common stock through April 14, 2021. Under the terms of the ASR agreement, we paid $1.0 billion and received an initial delivery of 1.9 million shares of our common stock. Subsequent to our first quarter, upon final settlement of the ASR agreement on April 14, 2021, we received an additional 1.0 million shares of our common stock for no additional consideration based on the average price paid per share of $348.69, calculated with reference to the volume-weighted average price (VWAP) of our common stock over the term of the agreement, less a negotiated discount.
The total remaining authorization for future common share repurchases under our share repurchase program was $2.0 billion as of March 28, 2021. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings. During the quarter ended March 28, 2021, we repurchased 1.9 million of our common shares, which were recognized as a reduction to common stock for the par value with the excess purchase price recorded as a reduction of additional paid-in capital of $227 million and $771 million recorded as a reduction to retained earnings. During the quarter ended March 29, 2020, due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess purchase price over par value of $733 million recorded as a reduction to retained earnings.
Dividends
We declared cash dividends totaling $725 million ($2.60 per share) and $677 million ($2.40 per share) during the quarters ended March 28, 2021 and March 29, 2020. Dividends paid during the quarters ended March 28, 2021 and March 29, 2020 are higher than dividends declared due to dividend-equivalents paid to holders of RSUs and PSUs. These dividend-equivalents are accrued during the vesting period and are paid upon the vesting of the RSUs and PSUs which primarily occurs in the first quarter each year.
Restricted Stock Unit Grants
During the quarter ended March 28, 2021, we granted certain employees approximately 0.6 million RSUs with a weighted average grant date fair value of $341.53 per RSU. The grant date fair value of these RSUs is equal to the

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
closing market price of our common stock on the grant date less a discount to reflect the delay in payment of dividend-equivalent cash payments that are made only upon vesting, which is generally three years from the grant date. We recognize the grant date fair value of RSUs, less estimated forfeitures, as compensation expense ratably over the requisite service period, which is shorter than the vesting period if the employee is retirement eligible on the date of grant or will become retirement eligible before the end of the vesting period.
Accumulated Other Comprehensive Loss
Changes in the balance of AOCL, net of tax, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL
Balance at December 31, 2020	$(16,155)	$34	$(16,121)
Other comprehensive loss before reclassifications	—	(26)	(26)
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	204	—	204
Amortization of net prior service credits (a)	(64)	—	(64)
Other	—	(1)	(1)
Total reclassified from AOCL	140	(1)	139
Total other comprehensive income (loss)	140	(27)	113
Balance at March 28, 2021	$(16,015)	$7	$(16,008)

Balance at December 31, 2019	$(15,528)	$(26)	$(15,554)
Other comprehensive income before reclassifications	—	5	5
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	172	—	172
Amortization of net prior service credits (a)	(62)	—	(62)
Other	—	(102)	(102)
Total reclassified from AOCL	110	(102)	8
Total other comprehensive income (loss)	110	(97)	13
Balance at March 29, 2020	$(15,418)	$(123)	$(15,541)

(a)Reclassifications from AOCL related to our postretirement benefit plans were recorded as a component of net periodic benefit income for each period presented (see “Note 7 - Postretirement Benefit Plans”).
NOTE 11 - OTHER
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
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
Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit by approximately $495 million and $465 million during the quarters ended March 28, 2021 and March 29, 2020. These adjustments increased net earnings by approximately $391 million ($1.40 per share) and $367 million ($1.30 per share) during the quarters ended March 28, 2021 and March 29, 2020. We recognized net sales from performance obligations satisfied in prior periods of approximately $492 million and $530 million during the quarters ended March 28, 2021 and March 29, 2020, which primarily relate to changes in profit booking rates that impacted revenue.
As previously disclosed in our 2020 Form 10-K, we are responsible for a program to design, develop and construct a ground-based radar at our RMS business segment. The program has experienced performance issues for which we have periodically accrued reserves. As of March 28, 2021, cumulative losses remained at approximately $250 million on this program. We may continue to experience issues related to customer requirements and our performance under this contract and have to record additional charges. However, based on the losses previously recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our operating results or financial condition.
As previously disclosed in our 2020 Form 10-K, we have a program, EADGE-T, to design, integrate, and install an air missile defense command, control, communications, computers - intelligence (C4I) system for an international customer that has experienced performance issues and for which we have periodically accrued reserves at our RMS business segment. As of March 28, 2021, cumulative losses remained at approximately $260 million. We continue to monitor program requirements and our performance. At this time, we do not anticipate additional charges that would be material to our operating results or financial condition.
As previously disclosed in our 2020 Form 10-K, we are responsible for designing, developing and installing an upgraded turret for the Warrior Capability Sustainment Program (“WCSP”). On March 22, 2021 we received a notification from our customer that it has made a decision to not proceed with the WCSP demonstration and manufacturing phases of the program, and we were directed to suspend work on the program. We are evaluating the financial impact of this decision. At this time, we do not anticipate additional charges that would be material to our operating results or financial condition. As of March 28, 2021, cumulative losses remained at approximately $140 million on this program.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of March 28, 2021, our ending backlog was $147.4 billion. We expect to recognize approximately 39% of our backlog over the next 12 months and approximately 61% over the next 24 months as revenue with the remainder recognized thereafter.
Lockheed Martin Ventures Fund
Through our Lockheed Martin Ventures Fund, we make strategic investments in certain early stage companies that we believe are advancing or developing new technologies applicable to our business. These investments may be in the form of common or preferred stock, convertible debt securities or investments in funds. Most of the investments are in equity securities without readily determinable fair values, which are measured initially at cost and are then adjusted to fair value only if there is an observable price change or reduced for impairment, if applicable. Investments with quoted market prices in active markets are recorded at fair value at the end of each reporting period. The carrying amounts of investments held in our Lockheed Martin Venture Fund were $243 million and $173 million at March 28, 2021 and December 31, 2020. During the quarter ended March 28, 2021, we recorded $68 million ($51 million, or $0.18 per share, after-tax) of unrealized gains in other non-operating income, net in our consolidated statements of earnings for changes in fair value.
Income Taxes
Our effective income tax rate was 16.9% and 15.4% for the quarters ended March 28, 2021 and March 29, 2020.
The rate for the first quarter of 2021 is higher due to decreased tax deductions for employee equity awards compared to the first quarter of 2020. The rates for both periods benefited from tax deductions for foreign derived intangible income, the research and development tax credit, and dividends paid to the corporation's defined contribution plans with an employee stock ownership plan feature.
On March 11, 2021, the President signed the American Rescue Plan Act of 2021 into law which contained funding relief provisions affecting single-employer pension plans. We do not expect to make a pension contribution in 2021 as previously planned. The decision not to make the planned pension contribution had an immaterial impact on our income tax expense and effective tax rate for the quarter ended March 28, 2021. The American Rescue Plan Act also contains other provisions that do not have a material impact on our income tax expense and effective tax rate.

Severance and Restructuring Charges
During the quarter ended March 28, 2021, we recorded severance and restructuring charges of $36 million ($28 million, or $0.10 per share, after-tax). As previously announced, the severance and restructuring charges are to close and consolidate certain facilities and reduce total workforce within our RMS business segment. The actions are being taken to better align RMS' organization and cost structure to improve the efficiency of its operations and affordability of its products and services. Upon separation, terminated employees receive lump-sum severance payments primarily based on years of service, the majority of which are expected to be paid over the next several quarters.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
NOTE 12 - RECENT ACCOUNTING PRONOUNCEMENTS
In 2017, the United Kingdom’s Financial Conduct Authority (FCA) announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (LIBOR) and other interbank offered rates, which have been widely used as reference rates for various securities and financial contracts, including loans, debt and derivatives. This announcement indicates that the continuation of LIBOR on the current basis is not guaranteed after 2021. Subsequently in March 2021, the FCA announced some USD LIBOR tenors (overnight, 1 month, 3 month, 6 month and 12 month) will continue to be published until June 30, 2023. Regulators in the U.S. and other jurisdictions have been working to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as the Secured Overnight Financing Rate (SOFR). Currently, our credit facility and certain of our derivative instruments reference LIBOR-based rates. The discontinuation of LIBOR will require these arrangements to be modified in order to replace LIBOR with an alternative reference interest rate. Our credit facility includes a provision for the determination of a successor LIBOR rate; and we have adhered to the ISDA 2020 IBOR Fallbacks Protocol, which will govern our derivatives upon the final cessation of USD LIBOR. ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended, helps limit the accounting impact from contract modifications, including hedging relationships, due to the transition from LIBOR to alternative reference rates that are completed by December 31, 2022. We do not expect a significant impact to our operating results, financial position or cash flows from the transition from LIBOR to alternative reference interest rates, but we will continue to monitor the impact of this transition until it is completed.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lockheed Martin Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Lockheed Martin Corporation (the Corporation) as of March 28, 2021, the related consolidated statements of earnings, comprehensive income, cash flows and equity for the quarters ended March 28, 2021 and March 29, 2020, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Corporation as of December 31, 2020, the related consolidated statements of earnings, comprehensive income, cash flows and equity for the year then ended, and the related notes (not presented herein); and in our report dated January 28, 2021, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 21, 2021

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS OVERVIEW
We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics, system integration and cybersecurity services. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. During the quarter ended March 28, 2021, 72% of our $16.3 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 62% from the Department of Defense (DoD)), 27% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government) and 1% were from U.S. commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security and information technology, including cybersecurity.
COVID-19
The COVID-19 pandemic continues to present significant business challenges in 2021. During the first quarter of 2021, we continued to experience impacts in each of our business areas related to COVID-19, primarily in continued increased coronavirus-related costs, delays in supplier deliveries, impacts of travel restrictions, site access and quarantine restrictions, and the impacts of remote work and adjusted work schedules. During the first quarter, we continued to take measures to protect the health and safety of our employees, including measures to facilitate the provision of vaccines to our employees in line with state and local guidelines. We also continued to work with our customers and suppliers to minimize disruptions, including using accelerated progress payments from the U.S. Government plus cash on hand to accelerate $1.4 billion of payments to our suppliers during the first quarter of 2021 that are due by their terms in future periods.
Although the COVID-19 pandemic did not have a significant impact on our financial results in the first quarter of 2021, the ultimate impact of COVID-19 on our operations and financial performance in future periods, including our ability to execute our programs in the expected timeframe, remains uncertain and will depend on future pandemic related developments, including the duration of the pandemic, any potential subsequent waves of COVID-19 infection, the effectiveness, distribution and acceptance of COVID-19 vaccines, and related government actions to prevent and manage disease spread, all of which are uncertain and cannot be predicted. The long-term impacts of COVID-19 on government budgets and other funding priorities, including international priorities, that impact demand for our products and services are also difficult to predict but could negatively affect our future results and business operations. For additional risks to the corporation related to the COVID-19 pandemic, see Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Form 10-K).
2021 Financial Outlook
We expect our 2021 net sales to increase in the mid-single digit range from 2020 levels. The projected growth in net sales from 2020 is driven by F-35, F-16 and classified programs at Aeronautics, increased volume within integrated air and missile defense programs at MFC, increased volume on Sikorsky helicopter program and training and logistics solutions programs at RMS, and hypersonics volume (including the acquisition of Integration Innovation Inc.’s (i3) hypersonics portfolio) at Space. Total business segment operating profit margin in 2021 is expected to be approximately 11.0%; and we have increased cash from operations to greater than or equal to $8.9 billion, with no discretionary pension contribution.
Our 2021 outlook reflects the UK Ministry of Defense’s intent to re-nationalize the Atomic Weapons Establishment program (AWE program) on June 30, 2021. It does not incorporate the pending acquisition of Aerojet Rocketdyne Holdings, Inc. The outlook for 2021 assumes continued support and funding of our programs, known impacts of COVID-19, and a statutory tax rate of 21%. Our 2021 outlook also reflects the impact of the first quarter 2021 unrealized gains from investments held by the Lockheed Martin Ventures Fund, but does not include any future gains or losses related to market volatility and changes in valuations of our investment holdings. Additionally, it assumes that there will not be significant reductions in customer budgets, changes in funding priorities and that the U.S. Government will not operate under a continuing resolution for an extended period in which new contract and program starts are restricted.

On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021 (ARPA), which eased funding rules for single-employer defined benefit pension plans by extending the amortization of funding shortfalls and enhancing interest rate stabilization, among many other stimulus measures. Plan sponsors can spread (amortize) contributions required to pay for plan underfunding. ARPA lowers the minimum required contributions by “restarting” and extending the amortization period from seven to fifteen years. ARPA also adjusts and extends the pension funding interest rate relief from prior legislation that was to begin phasing out. The legislation effectively stabilizes (or raises) interest rates used to calculate required funding contributions and provides temporary funding relief due to the historically low interest rate environment. We also use the stabilized interest rates to determine our CAS pension costs. Plan sponsors can adopt the legislation as of 2020, 2021, or 2022. We will adopt the funding amortization change as of 2020 and the interest rate stabilization as of 2022. The lower pension contributions will be partially offset by lower tax deductions. We are currently analyzing the impacts to the business areas but expect the legislation will result in lower sales, increased segment operating profit, reduced FAS / CAS adjustment and net income, and improved cash flow in future years than if the legislation had not been enacted.
Changes in circumstances may require us to revise our assumptions, which could materially change our current estimate of 2021 net sales, operating margin and cash flows.
The following discussion is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and with our 2020 Form 10-K.
INDUSTRY CONSIDERATIONS
U.S. Government Funding
The U.S. Government is operating with a full year appropriation which provided $741 billion in discretionary funding for national defense (includes Department of Defense (DoD) funding and defense-related spending in energy and water development, homeland security, and military construction appropriations), of which $672 billion is in base funding and $69 billion is Overseas Contingency Operations (OCO)/emergency funding (OCO and emergency supplemental funding do not count toward discretionary spending caps). Of the $741 billion, the DoD was allocated $704 billion, composed of $635 billion in base funding and $69 billion in OCO and emergency funding. The appropriations adhere to the Bipartisan Budget Act of 2019 (BBA 2019), which increased the spending limits for both defense and non-defense discretionary funds for the final two years (FY 2020 and FY 2021) of the Budget Control Act of 2011 (BCA).
On March 11, 2021, the President signed the American Rescue Plan Act of 2021 into law. The legislation provides additional relief to address the continued impact of COVID-19 on the economy, public health, state and local governments, individuals, and businesses. The legislation also contains funding relief provisions affecting single-employer pension plans (see further discussion in “Financial Condition” below). Additionally, it extends Section 3610 of the CARES Act through September 2021, which gives the DoD and federal agencies discretion to reimburse contractors for any paid leave, including sick leave, a contractor provides during the pandemic to keep its employees in a ready state.
On April 9, 2021, the President released his initial discretionary funding request for FY 2022. The document outlines the Biden administration’s discretionary funding priorities, including the discretionary topline requests for the DOD and other agencies. The request includes $715 billion in discretionary funding for the DoD. The proposed funding level for the DoD is approximately $11 billion above the enacted amount for FY 2021. The President’s full budget release is expected later this spring and will include his full agenda of investments, spending, and revenues.
See also the discussion of U.S. Government funding risks within “Item 1A, Risk Factors” included in our 2020 Form 10-K.

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

	Quarters Ended
	March 28, 2021	March 29, 2020
Net sales	$16,258	$15,651
Cost of sales	(14,072)	(13,560)
Gross profit	2,186	2,091
Other (expense) income, net	(4)	31
Operating profit	2,182	2,122
Interest expense	(140)	(148)
Other non-operating income, net	169	56
Earnings before income taxes	2,211	2,030
Income tax expense	(374)	(313)
Net earnings	$1,837	$1,717
Diluted earnings per common share	$6.56	$6.08
Certain amounts reported in other (expense) income, net, primarily our share of earnings or losses from equity method investees, are included in the operating profit of our business segments. Accordingly, such amounts are included in the discussion of our business segment results of operations.
Net Sales
We generate sales from the delivery of products and services to our customers. Our consolidated net sales were as follows (in millions):

	Quarters Ended
	March 28, 2021	March 29, 2020
Products	$13,753	$13,166
% of total net sales	84.6%	84.1%
Services	2,505	2,485
% of total net sales	15.4%	15.9%
Total net sales	$16,258	$15,651
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
Product Sales
Product sales increased $587 million, or 4%, during the quarter ended March 28, 2021 compared to the same period in 2020. The increase in product sales was primarily due to higher product sales of approximately $315 million at RMS, $135 million at MFC and $115 million at Space. The increase in product sales at RMS was primarily due to higher net sales for training and logistics solutions programs due to the delivery of an international pilot training system, and higher volume for Sikorsky helicopter programs (primarily VH-92A, CH-53K, and Combat Rescue Helicopter (CRH) production contracts). These increases in product sales at RMS were partially offset by decreases for various C6ISR (command, control, communications, computers, cyber, combat systems, intelligence, surveillance, and reconnaissance) programs due to lower volume; and for integrated warfare systems and sensors (IWSS) programs due to lower volume on the Littoral Combat Ship (LCS) program and the TPQ-53 program, that was partially offset by higher volume on the Canadian Surface Combatant and Aegis Combat System (Aegis) program. The increase in product sales at MFC was primarily due to increased volume for integrated air and missile defense programs (primarily Patriot Advanced Capability-3 (PAC-3)), and tactical and strike missile programs (primarily Army Tactical Missile System (ATACMS), Joint Air-to-Surface Standoff Missile (JASSM), and Long Range Anti-Ship Missile (LRASM)); partially offset by decreased volume for sensors and global sustainment programs (primarily Low Altitude Navigation and Targeting Infrared for Night (LANTIRN®) and Sniper Advanced Targeting Pod (SNIPER®)). The increase in product sales at Space was primarily due to higher volume for the AWE program, National Security Space programs (primarily Next Generation Overhead Persistent Infrared (Next Gen OPIR)) and Commercial Civil Space programs (primarily Space Transportation programs).
Service Sales
Service sales increased $20 million, or 1%, during the quarter ended March 28, 2021 compared to the same period in 2020. The increase in service sales was primarily due to higher sales of approximately $45 million at RMS, partially offset by lower sales of $15 million at Space.
Cost of Sales
Cost of sales, for both products and services, consist of materials, labor, subcontracting costs and an allocation of indirect costs (overhead and general and administrative), as well as the costs to fulfill our industrial cooperation agreements, sometimes referred to as offset agreements, required under certain contracts with international customers. For each of our contracts, we monitor the nature and amount of costs at the contract level, which form the basis for estimating our total costs to complete the contract. Our consolidated cost of sales were as follows (in millions):

	Quarters Ended
	March 28, 2021	March 29, 2020
Cost of sales – products	$(12,281)	$(11,742)
% of product sales	89.3%	89.2%
Cost of sales – services	(2,230)	(2,213)
% of service sales	89.0%	89.1%
Severance and restructuring charges	(36)	—
Other unallocated, net	475	395
Total cost of sales	$(14,072)	$(13,560)
The following discussion of material changes in our consolidated cost of sales for products and services should be read in tandem with the preceding discussion of changes in our consolidated net sales and our business segment results of operations. Except for potential impacts to our programs resulting from COVID-19, we have not identified any additional developing trends in cost of sales for products and services that would have a material impact on our future operations (see “Other Matters” discussion below for further discussion).
Product Costs
Product costs increased $539 million, or 5%, during the quarter ended March 28, 2021 compared to the same period in 2020. The increase in product costs was primarily due to higher product costs of approximately $270 million at RMS, $135 million at Space and $130 million at MFC. The increase in product costs at RMS was primarily due to training and logistics solutions programs because of the delivery of an international pilot training system program and higher volume for Sikorsky helicopter programs (VH-92A, CH-53K and CRH). These increases in products costs at RMS were partially offset by decreases for IWSS programs due to lower volume on the LCS and TPQ-53 programs and charges on a ground-based radar program in the first quarter of 2020 that did not recur in the first quarter of 2021; and for various C6ISR programs due to lower volume. The increase in product costs at Space was primarily due to AWE program as higher sales volume was more than offset by accelerated and incremental amortization expense for intangible assets due to the U.K. Ministry of Defense’s plan to renationalize the program on June 30, 2021; and National Security Space programs

(primarily Next Gen OPIR). The increase in product costs at MFC was primarily due to increased volume for integrated air and missile defense programs (primarily PAC-3) and tactical and strike missile programs (primarily JASSM and LRASM).
Service Costs
Service costs increased $17 million, or 1%, during the quarter ended March 28, 2021 compared to the same period in 2020. The increase in service costs was primarily due to higher service costs of approximately $35 million at RMS, partially offset by lower service costs of approximately $10 million at Space.
Severance and Restructuring Charges
During the quarter ended March 28, 2021, we recorded severance and restructuring charges of $36 million ($28 million, or $0.10 per share, after-tax). As previously announced, the severance and restructuring charges are to close and consolidate certain facilities and reduce total workforce within our RMS business segment. The actions are being taken to better align RMS' organization and cost structure to improve the efficiency of its operations and affordability of its products and services. Upon separation, terminated employees receive lump-sum severance payments primarily based on years of service, the majority of which are expected to be paid over the next several quarters.
Other Unallocated, Net
Other unallocated, net primarily includes the FAS/CAS operating adjustment (which represents the difference between cost accounting standards (CAS) pension cost recorded in our business segment’s results of operations and the service cost component of FAS pension income), stock-based compensation expense and other corporate costs. These items are not allocated to the business segments and, therefore, are not allocated to cost of sales for products or services. Other unallocated, net reduced cost of sales by $475 million during the quarter ended March 28, 2021, compared to $395 million during the quarter ended March 29, 2020. Other unallocated, net during the quarter ended March 28, 2021 was higher primarily due to lower market declines that reduced the fair market value of certain investment assets during the quarter ended March 28, 2021 compared to the quarter ended March 29, 2020 and fluctuations in costs associated with various corporate items, none of which were individually significant.
Other (expense) Income, Net
Other expense, net during the quarter ended March 28, 2021, was $4 million, compared to other income, net of $31 million during the quarter ended March 29, 2020. Other expense, net during the quarter ended March 29, 2020, included lower earnings generated by equity method investees.
Other Non-operating Income, Net
Other non-operating income, net primarily includes the non-service cost components of FAS pension and other postretirement benefit plan expense (i.e., interest cost, expected return on plan assets, net actuarial gains or losses, amortization of prior service cost or credits), and changes in fair value using the measurement alternative on equity investments. During the quarter ended March 28, 2021, other non-operating income, net was $169 million, compared to $56 million during the quarter ended March 29, 2020. The increase during the quarter ended March 28, 2021 was primarily due to unrealized gains from investments held in our Lockheed Martin Ventures Fund and an increase in non-service FAS pension income for our qualified defined benefit pension plans.
Income Tax Expense
Our effective income tax rate was 16.9% and 15.4% for the quarters ended March 28, 2021 and March 29, 2020.
The rate for the first quarter of 2021 is higher due to decreased tax deductions for employee equity awards compared to the first quarter of 2020. The rates for both periods benefited from tax deductions for foreign derived intangible income, the research and development tax credit, and dividends paid to the corporation's defined contribution plans with an employee stock ownership plan feature.
On March 11, 2021, the President signed the American Rescue Plan Act of 2021 into law which contained funding relief provisions affecting single-employer pension plans. We do not expect to make a pension contribution in 2021 as previously planned. The decision not to make the planned pension contribution had an immaterial impact on our income tax expense and effective tax rate for the quarter ended March 28, 2021. The American Rescue Plan Act also contains other provisions that do not have a material impact on our income tax expense and effective tax rate.

Changes in U.S. (federal or state) or foreign tax laws and regulations, or their interpretation and application, including those with retroactive effect, including the amortization for research or experimental expenditures, could significantly impact our provision for income taxes, the amount of taxes payable, our deferred tax asset and liability balances, and stockholders’ equity. Recent proposals to increase the U.S. corporate income tax rate would require us to increase our net deferred tax assets upon enactment of new tax legislation, with a corresponding material, one-time, non-cash decrease in income tax expense, but our income tax expense and payments would be materially increased in subsequent years. Our net deferred tax assets were $3.4 billion and $3.5 billion at March 28, 2021 and December 31, 2020, based on a 21% federal statutory income tax rate, and primarily relate to our postretirement benefit plans. If legislation increasing the federal statutory income tax rate to 28% had been enacted at March 28, 2021, our net deferred tax assets would have been increased by $1.1 billion and we would have recorded a corresponding one-time, non-cash increase in income tax benefit of $1.1 billion. The amount of net deferred tax assets will change periodically based on several factors, including the measurement of our postretirement benefit plan obligations and actual cash contributions to our postretirement benefit plans.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures currently and requires taxpayers to amortize them over five years. While it is possible that Congress may modify or repeal this provision before it takes effect and we continue to have ongoing discussions with members of Congress, both on our own and with other industries through coalitions, we have no assurance that these provisions will be modified or repealed. Furthermore, we are continuing to work with our advisors to refine our legal interpretation of this provision prior to implementation in 2022. If these provisions are not repealed and based on current interpretations of the law, initially this would materially decrease our cash from operations based on current assumptions in 2022 by approximately $2.0 billion; and increase our net deferred tax assets by a similar amount. The largest impact would be on 2022 cash from operations, which would depend on the amount of research and development expenses paid or incurred in 2022 and other factors. The impact, however, would continue over the five year amortization period but would decrease over the period and be immaterial in year six. The amount of net deferred tax assets will change periodically based on several factors, including the measurement of our postretirement benefit plan obligations, actual cash contributions to our postretirement benefit plans, and future changes in tax laws. In addition, we are regularly under audit or examination by tax authorities, including foreign tax authorities (including in, amongst others, Australia, Canada, India, Italy, Japan, Poland, and the United Kingdom). The final determination of tax audits and any related litigation could similarly result in unanticipated increases in our tax expense and affect profitability and cash flows.
Net Earnings
We reported net earnings of $1.8 billion ($6.56 per share) during the quarter ended March 28, 2021, compared to $1.7 billion ($6.08 per share) during the quarter ended March 29, 2020. Both net earnings and earnings per share were affected by the factors mentioned above. Earnings per share also benefited from a net decrease of approximately 1.6 million shares outstanding from March 29, 2020 to March 28, 2021 as a result of share repurchases, partially offset by share issuance under our stock-based awards and certain defined contribution plans.
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
Business segment operating profit also excludes the FAS/CAS pension operating adjustment, a portion of corporate costs not considered allowable or allocable to contracts with the U.S. Government under the applicable U.S. Government cost accounting standards (CAS) or federal acquisition regulations (FAR), and other items not considered part of management’s evaluation of segment operating performance such as a portion of management and administration costs, legal fees and settlements, environmental costs, stock-based compensation expense, retiree benefits, significant severance actions, significant asset impairments, gains or losses from divestitures, and other miscellaneous corporate activities.
Excluded items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. See “Note 11 - Other” included in our Notes to Consolidated Financial

Statements for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended
	March 28, 2021	March 29, 2020
Net sales
Aeronautics	$6,387	$6,369
Missiles and Fire Control	2,749	2,619
Rotary and Mission Systems	4,107	3,746
Space	3,015	2,917
Total net sales	$16,258	$15,651
Operating profit
Aeronautics	$693	$672
Missiles and Fire Control	396	396
Rotary and Mission Systems	433	376
Space	227	281
Total business segment operating profit	1,749	1,725
Unallocated items
FAS/CAS operating adjustment	489	469
Stock-based compensation	(47)	(42)
Severance and restructuring charges	(36)	—
Other, net	27	(30)
Total unallocated items	433	397
Total consolidated operating profit	$2,182	$2,122
We recover CAS pension and other postretirement benefit plan cost through the pricing of our products and services on U.S. Government contracts and, therefore, recognize CAS cost in each of our business segment’s net sales and cost of sales. Our consolidated financial statements must present FAS pension and other postretirement benefit plan expense calculated in accordance with FAS requirements under U.S. GAAP. The operating portion of the net FAS/CAS pension adjustment represents the difference between the service cost component of FAS pension income and total CAS pension cost. The non-service FAS pension income component is included in other non-operating income, net in our consolidated statements of earnings. As a result, to the extent that CAS pension cost exceeds the service cost component of FAS pension income, we have a favorable FAS/CAS operating adjustment.

Our total net FAS/CAS pension adjustment for the quarters ended March 28, 2021 and March 29, 2020, including the service and non-service cost components of FAS pension income for our qualified defined benefit pension plans, were as follows (in millions):

	Quarters Ended
	March 28, 2021	March 29, 2020
Total FAS income and CAS costs
FAS pension income	$66	$30
Less: CAS pension cost	516	494
Net FAS/CAS pension adjustment	$582	$524

Service and non-service cost reconciliation
FAS pension service cost	$(27)	$(25)
Less: CAS pension cost	516	494
FAS/CAS operating adjustment	489	469
Non-operating FAS pension income	93	55
Net FAS/CAS pension adjustment	$582	$524
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
Many of our contracts span several years and include highly complex technical requirements. At the outset of a contract, we identify and monitor risks to the achievement of the technical, schedule and cost aspects of the contract and assess the effects of those risks on our estimates of total costs to complete the contract. The estimates consider the technical requirements (e.g., a newly-developed product versus a mature product), the schedule and associated tasks (e.g., the number and type of milestone events) and costs (e.g., material, labor, subcontractor, overhead and the estimated costs to fulfill our industrial cooperation agreements, sometimes referred to as offset agreements, required under certain contracts with international customers). The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements, schedule and costs in the initial estimated total costs to complete the contract. Profit booking rates may increase during the performance of the contract if we successfully retire risks related to the technical, schedule and cost aspects of the contract, which decreases the estimated total costs to complete the contract. Conversely, our profit booking rates may decrease if the estimated total costs to complete the contract increase. All of the estimates are subject to change during the performance of the contract and may affect the profit booking rate.
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
As previously disclosed in our 2020 Form 10-K, we are responsible for a program to design, develop and construct a ground-based radar at our RMS business segment. The program has experienced performance issues for which we have periodically accrued reserves. As of March 28, 2021, cumulative losses remained at approximately $250 million on this program. We may continue to experience issues related to customer requirements and our performance under this contract and have to record additional charges. However, based on the losses previously recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our operating results or financial condition.
As previously disclosed in our 2020 Form 10-K, we have a program, EADGE-T, to design, integrate, and install an air missile defense command, control, communications, computers - intelligence (C4I) system for an international customer that has experienced performance issues and for which we have periodically accrued reserves at our RMS business segment. As of March 28, 2021, cumulative losses remained at approximately $260 million. We continue to monitor program requirements and our performance. At this time, we do not anticipate additional charges that would be material to our operating results or financial condition.

As previously disclosed in our 2020 Form 10-K, we are responsible for designing, developing and installing an upgraded turret for the Warrior Capability Sustainment Program (“WCSP”). On March 22, 2021 we received a notification from our customer that it has made a decision to not proceed with the WCSP demonstration and manufacturing phases of the program, and we were directed to suspend work on the program. We are evaluating the financial impact of this decision. At this time, we do not anticipate additional charges that would be material to our operating results or financial condition. As of March 28, 2021, cumulative losses remained at approximately $140 million on this program.
Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit by approximately $495 million and $465 million during the quarters ended March 28, 2021 and March 29, 2020.

Aeronautics
Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended
	March 28, 2021	March 29, 2020
Net sales	$6,387	$6,369
Operating profit	693	672
Operating margin	10.9%	10.6%
Aeronautics’ net sales during the quarter ended March 28, 2021 were comparable with the same period in 2020. Net sales increased by approximately $135 million on classified contracts due to higher volume and about $20 million for the F-16 program due to increased volume on production contracts that was partially offset by decreased volume on sustainment contracts. These increases were offset by lower net sales of approximately $65 million for the F-35 program primarily due to the inception-to-date effect of reducing the profit booking rate on a development contract and to a lesser extent lower volume on development and production contracts; and about $65 million for the F-22 program due to decreased volume on sustainment contracts.
Aeronautics’ operating profit during the quarter ended March 28, 2021 increased $21 million, or 3%, compared to the same period in 2020. Operating profit increased approximately $15 million for the F-16 program due to higher risk retirements on sustainment contracts and increased volume on production contracts; and about $10 million for the F-35 program due to higher risk retirements on production contracts that were mostly offset by the inception-to-date effect of reducing the profit booking rate to eliminate fees on a development contract and to a lesser extent lower volume on development and production contracts. Adjustments not related to volume, including net profit booking rate adjustments, were $25 million higher in the first quarter of 2021 compared to the same period in 2020.
We continue to expect Aeronautics’ 2021 net sales to increase in the mid-single digit percentage range from 2020 levels driven by increased volume on F-35, F-16 and classified programs. Operating profit is expected to increase in the mid-to-high single digit percentage range above 2020 levels. Operating profit margin for 2021 is expected to be slightly higher than 2020 levels.
Missiles and Fire Control
Summary operating results for our MFC business segment were as follows (in millions):

	Quarters Ended
	March 28, 2021	March 29, 2020
Net sales	$2,749	$2,619
Operating profit	396	396
Operating margin	14.4%	15.1%
MFC’s net sales during the quarter ended March 28, 2021 increased $130 million, or 5%, compared to the same period in 2020. The increase was primarily attributable to higher net sales of approximately $120 million for integrated air and missile defense programs due to increased volume (primarily Patriot Advanced Capability-3 (PAC-3)) and about $50 million for tactical and strike missile programs due to higher volume (ATACMS, JASSM, and LRASM). These increases were partially offset by a decrease of approximately $40 million for sensors and global sustainment programs due to decreased volume (primarily LANTIRN and SNIPER).
MFC’s operating profit during the quarter ended March 28, 2021 was comparable to the same period in 2020. Operating profit increased approximately $30 million for integrated air and missile defense programs due to higher risk retirements and increased volume (primarily PAC-3) and about $10 million for tactical and strike missile programs due to higher volume (primarily JASSM and LRASM). These increases were offset by a decrease of approximately $40 million for sensors and global sustainment programs due to lower risk retirements and decreased volume (primarily LANTIRN and SNIPER). Adjustments not related to volume, including net profit booking rate adjustments, were $15 million lower in the first quarter of 2021 compared to the same period in 2020.

We continue to expect MFC’s 2021 net sales to increase in the mid-single digit percentage range from 2020 levels driven by higher volume in the integrated air and missile defense business, primarily PAC-3. Operating profit is expected to increase in the mid-single digit percentage range above 2020 levels. Operating profit margin for 2021 is expected to be slightly lower than 2020 levels.
Rotary and Mission Systems
Summary operating results for our RMS business segment were as follows (in millions):

	Quarters Ended
	March 28, 2021	March 29, 2020
Net sales	$4,107	$3,746
Operating profit	433	376
Operating margin	10.5%	10.0%
RMS’ net sales during the quarter ended March 28, 2021 increased $361 million, or 10%, compared to the same period in 2020. The increase was attributable to higher net sales of $290 million for training and logistics solutions programs primarily due to the delivery of an international pilot training system and about $170 million for Sikorsky helicopter programs due to higher volume on production contracts (primarily VH-92A, CH-53K, and CRH). These increases were partially offset by decreases of about $80 million for various C6ISR (command, control, communications, computers, cyber, combat systems, intelligence, surveillance, and reconnaissance) programs due to lower volume; and about $25 million for integrated warfare systems and sensors programs due to lower volume on the LCS and TPQ-53 programs that was partially offset by higher volume on the Canadian Surface Combatant and Aegis program.
RMS’ operating profit during the quarter ended March 28, 2021 increased $57 million, or 15%, compared to the same period in 2020. Operating profit increased approximately $25 million for integrated warfare systems and sensors programs due to higher risk retirements (primarily Aegis) and charges on a ground-based radar program in the first quarter of 2020 that did not recur in the first quarter of 2021 that were partially offset by lower risk retirements on LCS, about $20 million for training and logistics solutions programs due to the delivery of an international pilot training system and higher risk retirements, and about $15 million for Sikorsky helicopter programs due to increased volume (primarily VH-92A, CH-53K, and CRH). Adjustments not related to volume, including net profit booking rate adjustments, were $25 million higher in the first quarter of 2021 compared to the same period in 2020.
We currently expect RMS’ 2021 net sales to increase in the low-to-mid-single digit percentage range from 2020 levels driven by higher volume on Sikorsky helicopter programs and TLS programs. Operating profit is expected to increase in the mid-single digit percentage range above 2020 levels. Operating profit margin for 2021 is expected to be in line with 2020 levels.
Space
Summary operating results for our Space business segment were as follows (in millions):

	Quarters Ended
	March 28, 2021	March 29, 2020
Net sales	$3,015	$2,917
Operating profit	227	281
Operating margin	7.5%	9.6%
Space’s net sales during the quarter ended March 28, 2021 increased $98 million, or 3%, compared to the same period in 2020. The increase was primarily attributable to higher net sales of approximately $60 million for the AWE program due to higher volume; and about $20 million for Commercial Civil Space programs due to higher volume (primarily Space Transportation programs).
Space’s operating profit during the quarter ended March 28, 2021 decreased $54 million, or 19%, compared to the same period in 2020. Operating profit decreased approximately $35 million for National Security Space programs primarily due to lower risk retirements (primarily Advanced Extremely High Frequency (AEHF)); about $35 million due to lower equity earnings from the corporation's investment in United Launch Alliance (ULA); and approximately $10 million for the

AWE program as higher sales volume was more than offset by accelerated and incremental amortization expense for intangible assets due to the U.K. Ministry of Defense's plan to renationalize the program on June 30, 2021. These decreases were partially offset by an increase of approximately $30 million for Commercial Civil Space programs due to higher risk retirements and higher volume (primarily Space Transportation programs). Adjustments not related to volume, including net profit booking rate adjustments, were comparable in the first quarter of 2021 to the same period in 2020.
Total equity (losses)/earnings (primarily ULA) recognized in Space's operating profit were approximately $(5) million, or (2)% of Space’s operating profit during the quarter ended March 28, 2021, compared to approximately $30 million, or 11% during the quarter ended March 29, 2020.
We continue to expect Space’s 2021 net sales to increase in the low-single digit percentage range from 2020 levels driven by higher volume on hypersonics programs and on government satellite programs (primarily Next Gen OPIR), partially offset by lower volume at AWE due to the UK Ministry of Defense’s intent to re-nationalize the program on June 30, 2021. Operating profit is expected to decrease in the low-single digit percentage range from 2020 levels. Operating profit margin for 2021 is expected to be lower than 2020 levels.
FINANCIAL CONDITION
Liquidity and Cash Flows

As of March 28, 2021, we had a cash balance of $2.9 billion and no borrowings outstanding under our $2.5 billion revolving credit facility (the credit facility), which is also available for borrowings in the event of a lack of short-term commercial paper availability. To date, the effects of COVID-19 have not had a significant negative impact on our liquidity, cash flows or capital resources. Since the pandemic began, Lockheed Martin has remained committed to flowing down the benefits received inception-to-date from the U.S. Government’s modification of progress payment rate to our supply chain partners. Through the first quarter of 2021, the company has received approximately $1.3 billion of net accelerated progress payments, the majority of which were in 2020. We used the accelerated progress payments from the U.S. Government plus cash on hand to accelerate $1.4 billion of payments to our suppliers during the first quarter of 2021 that are due by their terms in future periods.
The CARES Act provides a deferral of payroll tax payments from which we benefited by deferring cash outlays of $460 million in 2020. This will have the effect of increasing cash outlays for payroll taxes during fourth quarter of 2021 and 2022. On March 11, 2021, the President signed the American Rescue Plan Act of 2021 into law. The legislation provides additional relief to address the continued impact of COVID-19 on the economy, public health, state and local governments, individuals, and businesses. It extends Section 3610 of the CARES Act through September 2021, which gives DoD and federal agencies discretion to reimburse contractors for any paid leave, including sick leave, a contractor provides during the pandemic to keep its employees in a ready state. We continue to refine the effect of the CARES Act and ongoing government guidance related to COVID-19 that may be issued.
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
We expect to continue to look for opportunities to manage our pension liabilities through the purchase of group annuity contracts for portions of our outstanding defined benefit pension obligations using assets from the pension trust. Future transactions could result in us making additional contributions to the pension trust and significant non-cash settlement charges to earnings in the applicable reporting period.
We have generated strong operating cash flows, which have been the primary source of funding for our operations, capital expenditures, debt service and repayments, dividends, share repurchases and postretirement benefit plan contributions. The total remaining authorization for future common share repurchases under our share repurchase program was $2.0 billion as of March 28, 2021.
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
On December 20, 2020, we entered into an agreement to acquire Aerojet Rocketdyne Holdings, Inc. for $51.00 per share, which is net of a $5.00 per share special cash dividend Aerojet Rocketdyne paid to its stockholders on March 24, 2021. This represents a post-dividend equity value of approximately $4.6 billion, on a fully diluted as-converted basis, and a transaction value of approximately $4.4 billion after the assumption of Aerojet Rocketdyne’s projected net cash. The transaction is expected to close in the later part of 2021, subject to receipt of regulatory approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and satisfaction of other closing conditions specified in the acquisition agreement. We expect to finance the acquisition through a combination of cash on hand and new debt issuances.
On March 11, 2021, the President signed the American Rescue Plan Act of 2021 into law. This legislation contained funding relief provisions affecting single-employer pension plans. The legislation is expected to reduce CAS pension cost and lower ERISA cash funding requirements as compared to current pension estimates. As a result, the company’s current outlook was updated to assume no pension contribution in 2021 (previously assumed a $1.0 billion discretionary payment). In addition, the company decided to adopt the CAS changes effective in 2022.
The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	Quarters Ended
	March 28, 2021	March 29, 2020
Cash and cash equivalents at beginning of year	$3,160	$1,514
Operating activities
Net earnings	1,837	1,717
Non-cash adjustments	419	343
Changes in working capital	(577)	475
Other, net	69	(221)
Net cash provided by operating activities	1,748	2,314
Net cash used for investing activities	(169)	(295)
Net cash used for financing activities	(1,806)	(1,545)
Net change in cash and cash equivalents	(227)	474
Cash and cash equivalents at end of period	$2,933	$1,988
Operating Activities
Net cash provided by operating activities decreased $566 million during the quarter ended March 28, 2021 compared to the same period in 2020. The decrease was primarily due to a higher use of cash related to working capital, partially offset by an increase in net earnings. The $1.1 billion decrease in cash flows related to working capital (defined as receivables, contract assets, and inventories less accounts payable and contract liabilities) was primarily attributable to timing of cash payments for accounts payable (primarily due to accelerating $1.4 billion of payments to our suppliers during the first quarter of 2021 that are due by their terms in future periods compared to $50 million in the first quarter of 2020) and timing of production and billing cycles affecting contract assets and contract liabilities (primarily the TLS program at RMS), partially offset by liquidation of inventories (primarily TLS programs at RMS).
Investing Activities
Net cash used for investing activities decreased $126 million during the quarter ended March 28, 2021 compared to the same period in 2020, primarily due to cash proceeds in the first quarter of 2021 from the sale of our ownership interest in Advanced Military Maintenance, Repair and Overhaul Center (AMMROC) which was completed in the fourth quarter of 2020. Capital expenditures totaled $281 million and $293 million during the quarters ended March 28, 2021 and March 29, 2020. The majority of our capital expenditures were for equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.

Financing Activities
Net cash used for financing activities was $1.8 billion during the quarter ended March 28, 2021, compared to $1.5 billion during the same period in 2020. Net cash used for financing activities during the quarters ended March 28, 2021 was primarily driven by dividend payments and share repurchases.
During the quarters ended March 28, 2021 and March 29, 2020, we paid dividends totaling $739 million ($2.60 per share) and $693 million ($2.40 per share). In addition, we repurchased 1.9 million shares of our common stock during the quarter ended March 28, 2021 for $1.0 billion pursuant to the accelerated share repurchase (ASR) agreement. The actual number of shares delivered under the ASR is based on an average volume-weighted average price (VWAP) over the plan period and, based on the average VWAP as of April 14, 2020, we received an additional 1.0 million shares upon final settlement. During the quarter ended March 29, 2020, we purchased 1.7 million shares of our common stock for $756 million, which included $500 million paid pursuant to the ASR.
Capital Resources

At March 28, 2021, we held cash and cash equivalents of $2.9 billion that was generally available to fund ordinary business operations without significant legal, regulatory, or other restrictions.

At March 28, 2021, we also had a $2.5 billion revolving credit facility with various banks that is available for general corporate purposes with an expiration date of August 24, 2024. The undrawn portion of the credit facility also serves as a backup facility for the issuance of commercial paper. The total amount outstanding at any point in time under the combination of our commercial paper program and the credit facility cannot exceed the amount of the credit facility. We may request and the banks may grant, at their discretion, an increase in the borrowing capacity under the credit facility of up to an additional $500 million. There were no borrowings outstanding under the credit facility at March 28, 2021.

We have agreements in place with financial institutions to provide for the issuance of commercial paper. The outstanding balance of commercial paper can fluctuate daily and the amount outstanding during the period may be greater than or less than the amount reported at the end of the period. There were no commercial paper borrowings outstanding as of March 28, 2021 and December 31, 2020. We may, as conditions warrant, from time to time issue commercial paper backed by our credit facility to manage the timing of cash flows. However, as described under Item 1A, Risk Factors of our 2020 Form 10-K, depending on market conditions, commercial paper may not be available on favorable terms or at all.
Our outstanding debt, net of unamortized discounts and issuance costs was $12.2 billion as of March 28, 2021 and is in the form of publicly-issued notes that bear interest at fixed rates. As of March 28, 2021, we had $506 million of borrowings scheduled to mature in the next twelve months with the remainder of our debt due from 2023 to 2052. As of March 28, 2021, we were in compliance with all covenants contained in our debt and credit agreements. There were no material changes during the quarter ended March 28, 2021 to our contractual commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Form 10-K that were outside the ordinary course of our business.
Our total equity was $6.3 billion at March 28, 2021, an increase of $295 million from December 31, 2020. The increase was primarily attributable to net earnings of $1.8 billion and amortization of $140 million in pension and other postretirement benefit plan expense. These increases were partially offset by dividends declared of $725 million and repurchasing common stock under our ASR program for $1.0 billion.
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
During the first quarter of 2021, we delivered 17 production aircraft to our U.S. and international partner countries, resulting in total deliveries of 628 production aircraft, and we have 339 production aircraft in backlog, including orders from our international partner countries.

In response to COVID-19 F-35 supplier delays and in conjunction with the F-35 Joint Program Office, we tapered our production rate in 2020. In 2021, we expect the production rate to improve from its 2020 levels but continue to be impacted by COVID-19. See the discussion in Business Overview - COVID-19.
Given the size and complexity of the F-35 program, we anticipate that there will be continual reviews related to aircraft performance, program schedule, cost, and requirements as part of the DoD, Congressional, and international partner countries’ oversight and budgeting processes. Current program challenges include, but are not limited to supplier and partner performance, software development, receiving funding for contracts on a timely basis, the level of cost associated with life cycle operations, sustainment and warranties, and executing future flight tests and supporting the resulting findings from testing and operating the aircraft.
Contingencies
See “Note 8 - Legal Proceedings and Contingencies” included in our Notes to Consolidated Financial Statements for information regarding our contingent obligations, including off-balance sheet arrangements.
Critical Accounting Policies
There have been no significant changes to the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K. However, as set forth below, we have updated our disclosures related to our postretirement benefit plans to describe changes to our funding requirements and the amount of pension costs recoverable under contracts with the U.S. Government as a result of the American Rescue Plan Act of 2021.
Postretirement Benefit Plans
On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021 (ARPA), which eased funding requirements for single-employer defined benefit pension plans under the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006 (PPA) by restarting and extending the amortization of funding shortfalls and extending and enhancing interest rate stabilization percentages, among many other stimulus measures. Plan sponsors can spread (amortize) contributions required to pay for plan underfunding over time. ARPA “restarts” and extends the amortization period from seven to fifteen years. ARPA also adjusts and extends the pension funding interest rate relief from prior legislation. Under previous interest rate stabilization measures, the interest rates must be within 10% of 25-year interest rate averages as determined by the IRS. Under prior law, stabilized interest rates were to begin phasing out in 2021, with the 10% corridor around the 25-year interest rate averages expanding five percentage points each year until the corridor bounded interest rates were within 30% of the 25-year averages, which was expected to occur in 2024. Under ARPA, the 10% interest rate corridor was reduced to 5% until 2026, at which point the corridor will expand by five percentage points each year until interest rates are within 30% in 2030. Additionally, a 5% floor was established for the 25-year interest rate averages. These changes have the effect of lowering our minimum funding requirements. We also use the stabilized interest rates to determine our CAS pension costs, which are also expected to be lower from what they otherwise would have been had the interest rate stabilization measures not been adjusted and extended. Plan sponsors generally can adopt these changes as of 2020, 2021, or 2022. We will adopt the funding amortization change as of 2020 and the interest rate stabilization as of 2022. The changes in law will not affect the discount rate used to calculate our FAS pension obligation under GAAP.
Our 2021 financial outlook was updated to assume no pension contribution in 2021 as compared to the previously assumed $1.0 billion discretionary payment. There is no change to the FAS/CAS pension outlook for 2021. Accordingly, we continue to expect to recover approximately $2.1 billion of CAS pension costs on our contracts in 2021. We also continue to expect FAS pension income of $265 million in 2021 and a net 2021 FAS/CAS pension benefit of $2.3 billion. We are assessing the impacts for periods beyond 2021.
Goodwill and Intangible Assets
The carrying value of our Sikorsky reporting unit included goodwill of $2.7 billion as of March 28, 2021. In the fourth quarter of 2020, we performed our annual impairment test for goodwill, and the results of that test indicated no impairment existed. As of the date of our 2020 annual impairment test, we estimated that the fair value of our Sikorsky reporting unit exceeded its carrying value for goodwill by a margin of approximately 30%.

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
We do not currently anticipate any material impairments on our assets as a result of COVID-19. See Item 1A, Risk Factors of our 2020 Form 10-K for a discussion of the potential impacts of COVID-19 on the fair value of our assets.
Recent Accounting Pronouncements
See Note 1 - Basis of Presentation and “Note 12 - Recent Accounting Pronouncements” included in our Notes to Consolidated Financial Statements for information related to new accounting standards.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As disclosed in “Item 7A, Quantitative and Qualitative Disclosures About Market Risk” of our 2020 Form 10-K, we transact business globally and are subject to risks associated with changing foreign currency exchange rates. We enter into foreign currency hedges such as forward and option contracts that change in value as foreign currency exchange rates change. Our exposures to market risk have not changed materially since December 31, 2020. See “Note 9 - Fair Value Measurements” included in our Notes to Consolidated Financial Statements for additional discussion.
ITEM 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 28, 2021. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of March 28, 2021.
There were no changes in our internal control over financial reporting during the quarter ended March 28, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Forward-Looking Statements
This Form 10-Q contains statements that, to the extent they are not recitations of historical fact, constitute forward-looking statements within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “scheduled,” “forecast” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results may differ materially due to factors such as:

•the impact of COVID-19 or future epidemics on our business, including potential supply chain disruptions, facility closures, work stoppages, program delays, payment policies and regulations and our ability to recover our costs under contracts;
•budget uncertainty, the risk of future budget cuts, and changing funding and acquisition priorities;
•our reliance on contracts with the U.S. Government, which are dependent on U.S. Government funding and can be terminated for convenience, and our ability to negotiate favorable contract terms;
•risks related to the development, production, sustainment, performance, schedule, cost and requirements of complex and technologically advanced programs including our largest, the F-35 program;
•planned production rates and orders for significant programs; compliance with stringent performance and reliability standards; materials availability;
•performance and financial viability of key suppliers, teammates, joint ventures and partners, subcontractors and customers;
•economic, industry, business and political conditions including their effects on governmental policy and government actions that disrupt our supply chain or prevent the sale or delivery of our products (such as delays in approvals for exports requiring Congressional notification);

•trade policies or sanctions (including potential Chinese sanctions on us or our suppliers, teammates or partners; U.S. Government sanctions on Turkey and its removal from the F-35 program and potential U.S. Government actions to restrict sales to the Kingdom of Saudi Arabia and the United Arab Emirates);
•our success expanding into and doing business in adjacent markets and internationally and the differing risks posed by international sales;
•changes in foreign national priorities and foreign government budgets and planned orders;
•the competitive environment for our products and services, including increased pricing pressures, aggressive pricing in the absence of cost realism evaluation criteria, competition from outside the aerospace and defense industry, and bid protests;
•the timing and customer acceptance of product deliveries;
•our ability to develop new technologies and products, including emerging digital and network technologies and capabilities;
•our ability to attract and retain a highly skilled workforce; the impact of work stoppages or other labor disruptions;
•cyber or other security threats or other disruptions faced by us or our suppliers;
•our ability to implement and continue, and the timing and impact of, capitalization changes such as share repurchases and dividend payments;
•our ability to recover costs under U.S. Government contracts and changes in contract mix;
•the accuracy of our estimates and projections;
•timing and estimates regarding pension funding and movements in interest rates and other changes that may affect pension plan assumptions, stockholders’ equity, the level of the FAS/CAS adjustment and actual returns on pension plan assets and the impact of the American Rescue Plan Act of 2021;
•the successful operation of joint ventures that we do not control;
•realizing the anticipated benefits of acquisitions or divestitures, investments, joint ventures, teaming arrangements or internal reorganizations, and market volatility in the fair value of investments in our Lockheed Martin Ventures Fund that are marked to market;
•risks related to our proposed acquisition of Aerojet Rocketdyne, including the failure to obtain, delays in obtaining or adverse conditions contained in any required regulatory approvals and our ability to successfully and timely integrate the business and realize synergies and other expected benefits of the transaction;
•our efforts to increase the efficiency of our operations and improve the affordability of our products and services;
•the risk of an impairment of our assets, including the potential impairment of goodwill recorded as a result of the acquisition of the Sikorsky business;
•the availability and adequacy of our insurance and indemnities;
•our ability to benefit fully from or adequately protect our intellectual property rights;
•procurement and other regulations and policies affecting our industry, export of our products, cost allowability or recovery, preferred contract type, and performance and progress payments policy, including a reversal or modification to the DoD’s increase to the progress payment rate in response to COVID-19;
•changes in accounting, taxation, export or other laws, regulations, and policies and their interpretation or application; and
•the outcome of legal proceedings, bid protests, environmental remediation efforts, audits, government investigations or government allegations that we have failed to comply with law, other contingencies and U.S. Government identification of deficiencies in our business systems.
These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see our filings with the U.S. Securities and Exchange Commission (SEC) including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and subsequent Quarterly Reports on Form 10-Q. Our filings may be accessed through the Investor Relations page of our website, www.lockheedmartin.com/investor, or through the website maintained by the SEC at www.sec.gov.
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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
We are a party to or have property subject to litigation and other proceedings that arise in the ordinary course of our business, including matters arising under provisions relating to the protection of the environment, and are subject to contingencies related to certain businesses we previously owned. These types of matters could result in fines, penalties, cost reimbursements or contributions, compensatory or treble damages or non-monetary sanctions or relief. We believe the probability is remote that the outcome of each of these matters will have a material adverse effect on the corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular interim reporting period. We cannot predict the outcome of legal or other proceedings with certainty. These matters include the proceedings summarized in “Note 8 - Legal Proceedings and Contingencies” included in our Notes to Consolidated Financial Statements and “Note 15 – Legal Proceedings, Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Form 10-K) filed with the U.S. Securities and Exchange Commission.
We are subject to federal, state, local and foreign requirements for the protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. Due in part to the complexity and pervasiveness of these requirements, we are a party to or have property subject to various lawsuits, proceedings and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding the matters discussed above, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Note 8 - Legal Proceedings and Contingencies” included in our Notes to Consolidated Financial Statements. See also “Critical Accounting Policies – Environmental Matters” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 15 – Legal Proceedings, Commitments and Contingencies”, each in our 2020 Form 10-K, for a description of previously reported matters.
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
ITEM 1A. Risk Factors
There have been no material changes to the risk factors disclosed in “Item 1A, Risk Factors” of our 2020 Form 10-K. These risks and uncertainties have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. These risks are not exclusive and additional risks to which we are subject include the factors mentioned under “Forward-Looking Statements” and the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the quarter ended March 28, 2021.
The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended March 28, 2021.

Period (a)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
				(in millions)
January 1, 2021 – January 31, 2021	—	$—	—	$3,011
February 1, 2021 – February 28, 2021(c)	2,062,737	$340.45	1,851,680	$2,011
March 1, 2021 – March 28, 2021	220	$330.25	—	$2,011
Total(c)(d)	2,062,957	$340.43	1,851,680

(a)We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, March 28, 2021 was the last day of our March 2021 fiscal month.
(b)In October 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. From time to time, our Board of Directors authorizes increases to our share repurchase program. The total remaining authorization for future common share repurchases under our share repurchase program was $2.0 billion as of March 28, 2021. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans, including accelerated share repurchases. The program does not have an expiration date.
(c)During the quarter ended March 28, 2021, we entered into an accelerated share repurchase (ASR) agreement to repurchase $1.0 billion of our common stock through April 14, 2021. Under the terms of the ASR agreement, we paid $1.0 billion and received an initial delivery of 1,851,680 shares of our common stock. Subsequent to our first quarter, upon final settlement of the ASR agreement on April 14, 2021, we received an additional 1,016,194 shares of our common stock for no additional consideration based on the average price paid per share of $348.69, calculated with reference to the volume-weighted average price (VWAP) of our common stock over the term of the agreement, less a negotiated discount. See “Note 10 - Stockholders’ Equity” included in our Notes to Consolidated Financial Statements. Average Price Paid Per Share above does not include ASR shares.
(d)During the quarter ended March 28, 2021, the total number of shares purchased included 211,277 shares that were transferred to us by employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock units and performance stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the program.

ITEM 6. Exhibits

Exhibit No.	Description

10.1	Form of 2021 Annual Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan

10.2	Form of Performance Stock Unit Award Agreement (2021 - 2023 Performance Period) under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan

10.3	Form of Long Term Incentive Performance Award Agreement (2021 - 2023 Performance Period) under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan

10.4	Amendment to Outstanding Long-Term Incentive Performance and Performance Stock Unit Award Agreements (effective February 24, 2021)

10.5
Transition Agreement dated January 28, 2021 between Marillyn A. Hewson and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on January 29, 2021)

10.6
Lockheed Martin Corporation 2021 Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on February 26, 2021)

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

Lockheed Martin Corporation
(Registrant)

Date: April 21, 2021	By: /s/ Brian P. Colan
Brian P. Colan
Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)