Form 10-Q
period 2021-06-27
LOCKHEED MARTIN CORP
filed 2021-07-26
CIK 936468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2021
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
Large accelerated filer ☒ Accelerated filer ☐ Non–accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 276,916,491 shares of our common stock, $1 par value per share, outstanding as of July 20, 2021.

Lockheed Martin Corporation
Form 10-Q
For the Quarterly Period Ended June 27, 2021

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Lockheed Martin Corporation
Consolidated Statements of Earnings
(unaudited; in millions, except per share data)

	Quarters Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Net sales
Products	$14,258	$13,572	$28,011	$26,738
Services	2,771	2,648	5,276	5,133
Total net sales	17,029	16,220	33,287	31,871
Cost of sales
Products	(12,866)	(12,092)	(25,147)	(23,834)
Services	(2,438)	(2,339)	(4,668)	(4,552)
Severance and restructuring charges	—	—	(36)	—
Other unallocated, net	426	424	901	819
Total cost of sales	(14,878)	(14,007)	(28,950)	(27,567)
Gross profit	2,151	2,213	4,337	4,304
Other income (expense), net	41	(127)	37	(96)
Operating profit	2,192	2,086	4,374	4,208
Interest expense	(142)	(149)	(282)	(297)
Other non-operating income, net	120	25	289	81
Earnings before income taxes	2,170	1,962	4,381	3,992
Income tax expense	(355)	(336)	(729)	(649)
Net earnings	$1,815	$1,626	$3,652	$3,343

Earnings per common share
Basic	$6.54	$5.81	$13.13	$11.92
Diluted	$6.52	$5.79	$13.08	$11.87

Cash dividends paid per common share	$2.60	$2.40	$5.20	$4.80

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Comprehensive Income
(unaudited; in millions)

	Quarters Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Net earnings	$1,815	$1,626	$3,652	$3,343
Other comprehensive income, net of tax
Recognition of previously deferred postretirement benefit plan amounts	140	110	280	220
Other, net	31	28	4	(69)
Other comprehensive income, net of tax	171	138	284	151
Comprehensive income	$1,986	$1,764	$3,936	$3,494
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Balance Sheets
(in millions, except par value)

	June 27, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,745	$3,160
Receivables, net	2,611	1,978
Contract assets	11,425	9,545
Inventories	3,119	3,545
Other current assets	774	1,150
Total current assets	20,674	19,378
Property, plant and equipment, net	7,290	7,213
Goodwill	10,810	10,806
Intangible assets, net	2,849	3,012
Deferred income taxes	3,377	3,475
Other noncurrent assets	7,099	6,826
Total assets	$52,099	$50,710
Liabilities and equity
Current liabilities
Accounts payable	$1,608	$880
Contract liabilities	7,379	7,545
Salaries, benefits and payroll taxes	3,029	3,163
Current maturities of long-term debt	506	500
Other current liabilities	2,720	1,845
Total current liabilities	15,242	13,933
Long-term debt, net	11,665	11,669
Accrued pension liabilities	12,412	12,874
Other noncurrent liabilities	6,250	6,196
Total liabilities	45,569	44,672
Stockholders’ equity
Common stock, $1 par value per share	276	279
Additional paid-in capital	122	221
Retained earnings	21,961	21,636
Accumulated other comprehensive loss	(15,837)	(16,121)
Total stockholders’ equity	6,522	6,015
Noncontrolling interests in subsidiary	8	23
Total equity	6,530	6,038
Total liabilities and equity	$52,099	$50,710
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Cash Flows
(unaudited; in millions)

	Six Months Ended
	June 27, 2021	June 28, 2020
Operating activities
Net earnings	$3,652	$3,343
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	670	608
Stock-based compensation	127	115
Equity method investment impairment	—	128
Severance and restructuring charges	36	—
Changes in assets and liabilities
Receivables, net	(633)	(498)
Contract assets	(1,880)	(727)
Inventories	426	98
Accounts payable	743	191
Contract liabilities	(166)	427
Postretirement benefit plans	(133)	(77)
Income taxes	33	473
Other, net	141	415
Net cash provided by operating activities	3,016	4,496
Investing activities
Capital expenditures	(599)	(636)
Other, net	210	4
Net cash used for investing activities	(389)	(632)
Financing activities
Dividends paid	(1,460)	(1,364)
Repurchases of common stock	(1,500)	(1,015)
Issuance of long-term debt, net of related costs	—	1,131
Repayments of current and long-term debt	—	(1,150)
Other, net	(82)	(125)
Net cash used for financing activities	(3,042)	(2,523)
Net change in cash and cash equivalents	(415)	1,341
Cash and cash equivalents at beginning of period	3,160	1,514
Cash and cash equivalents at end of period	$2,745	$2,855
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
For the Quarters Ended June 27, 2021 and June 28, 2020
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiary	Total Equity
Balance at March 28, 2021	$278	$65	$21,977	$(16,008)	$6,312	$21	$6,333
Net earnings	—	—	1,815	—	1,815	—	1,815
Other comprehensive income, net of tax	—	—	—	171	171	—	171
Dividends declared	—	—	(1,454)	—	(1,454)	—	(1,454)
Repurchases of common stock	(2)	(121)	(377)	—	(500)	—	(500)
Stock-based awards, ESOP activity and other	—	178	—	—	178	—	178
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(13)	(13)
Balance at June 27, 2021	$276	$122	$21,961	$(15,837)	$6,522	$8	$6,530

Balance at March 29, 2020	$279	$—	$18,708	$(15,541)	$3,446	$41	$3,487
Net earnings	—	—	1,626	—	1,626	—	1,626
Other comprehensive income, net of tax	—	—	—	138	138	—	138
Dividends declared	—	—	(1,350)	—	(1,350)	—	(1,350)
Repurchases of common stock	(1)	(168)	(108)	—	(277)	—	(277)
Stock-based awards, ESOP activity and other	—	168	—	—	168	—	168
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(6)	(6)
Balance at June 28, 2020	$278	$—	$18,876	$(15,403)	$3,751	$35	$3,786
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
For the Six Months Ended June 27, 2021 and June 28, 2020
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiary	Total Equity
Balance at December 31, 2020	$279	$221	$21,636	$(16,121)	$6,015	$23	$6,038
Net earnings	—	—	3,652	—	3,652	—	3,652
Other comprehensive income, net of tax	—	—	—	284	284	—	284
Dividends declared	—	—	(2,179)	—	(2,179)	—	(2,179)
Repurchases of common stock	(4)	(348)	(1,148)	—	(1,500)	—	(1,500)
Stock-based awards, ESOP activity and other	1	249	—	—	250	—	250
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(15)	(15)
Balance at June 27, 2021	$276	$122	$21,961	$(15,837)	$6,522	$8	$6,530

Balance at December 31, 2019	$280	$—	$18,401	$(15,554)	$3,127	$44	$3,171
Net earnings	—	—	3,343	—	3,343	—	3,343
Other comprehensive income, net of tax	—	—	—	151	151	—	151
Dividends declared	—	—	(2,027)	—	(2,027)	—	(2,027)
Repurchases of common stock	(3)	(197)	(841)	—	(1,041)	—	(1,041)
Stock-based awards, ESOP activity and other	1	197	—	—	198	—	198
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(9)	(9)
Balance at June 28, 2020	$278	$—	$18,876	$(15,403)	$3,751	$35	$3,786
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
In the opinion of management, these consolidated financial statements reflect all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations, financial condition, and cash flows for the interim periods presented. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates. Significant estimates inherent in the preparation of our consolidated financial statements include, but are not limited to, accounting for sales and cost recognition; postretirement benefit plans; environmental liability and assets for the portion of environmental costs that are probable of future recovery; evaluation of goodwill, intangible assets, investments and other assets for impairment; income taxes including deferred tax assets; fair value measurements; and contingencies. The consolidated financial statements include the accounts of subsidiaries we control and variable interest entities if we are the primary beneficiary. We eliminate intercompany balances and transactions in consolidation.
We close our books and records on the last Sunday of the interim calendar quarter to align our financial closing with our business processes. The consolidated financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods as our fiscal year ends on December 31.
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
NOTE 2 - PENDING ACQUISITION OF AEROJET ROCKETDYNE
On December 20, 2020, we entered into an agreement to acquire Aerojet Rocketdyne Holdings, Inc. (“Aerojet Rocketdyne”) for $51.00 per share, which is net of a $5.00 per share special cash dividend Aerojet Rocketdyne paid to its stockholders on March 24, 2021. This represents a post-dividend equity value of approximately $4.6 billion, on a fully diluted as-converted basis, and a transaction value of approximately $4.4 billion after the assumption of Aerojet Rocketdyne’s projected net cash. We expect to finance the acquisition through a combination of cash on hand and new debt issuances. The transaction was approved by Aerojet Rocketdyne’s stockholders on March 9, 2021, which was a closing condition. We are in the process of responding to a request for additional information, known as a “second request”, from the Federal Trade Commission as part of the regulatory review process for the transaction. The transaction is currently expected to close in the fourth quarter of 2021, subject to receipt of regulatory approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and satisfaction of other closing conditions specified in the acquisition agreement. Our financial results will not include Aerojet Rocketdyne’s results until the acquisition is closed.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
NOTE 3 - EARNINGS PER COMMON SHARE
The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Weighted average common shares outstanding for basic computations	277.4	279.8	278.1	280.5
Weighted average dilutive effect of equity awards	1.0	1.0	1.0	1.2
Weighted average common shares outstanding for diluted computations	278.4	280.8	279.1	281.7
We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units (RSUs) and performance stock units (PSUs) and exercise of outstanding stock options based on the treasury stock method. There were no significant anti-dilutive equity awards during the quarters and six months ended June 27, 2021 or June 28, 2020.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Net sales
Aeronautics	$6,666	$6,503	$13,053	$12,872
Missiles and Fire Control	2,944	2,801	5,693	5,420
Rotary and Mission Systems	4,242	4,039	8,349	7,785
Space	3,177	2,877	6,192	5,794
Total net sales	$17,029	$16,220	$33,287	$31,871
Operating profit
Aeronautics	$572	$739	$1,265	$1,411
Missiles and Fire Control	401	370	797	766
Rotary and Mission Systems	458	429	891	805
Space	335	252	562	533
Total business segment operating profit	1,766	1,790	3,515	3,515
Unallocated items
FAS/CAS operating adjustment	489	469	978	938
Stock-based compensation	(80)	(73)	(127)	(115)
Severance and restructuring charges	—	—	(36)	—
Other, net	17	(100)	44	(130)
Total unallocated items	426	296	859	693
Total consolidated operating profit	$2,192	$2,086	$4,374	$4,208
Intersegment sales
Aeronautics	$52	$61	$105	$120
Missiles and Fire Control	167	140	296	276
Rotary and Mission Systems	448	502	926	1,000
Space	92	105	174	213
Total intersegment sales	$759	$808	$1,501	$1,609
Amortization of purchased intangibles
Aeronautics	$(1)	$—	$(1)	$—
Missiles and Fire Control	—	—	(1)	(1)
Rotary and Mission Systems	(58)	(58)	(116)	(116)
Space	(22)	(7)	(44)	(14)
Total amortization of purchased intangibles	$(81)	$(65)	$(162)	$(131)

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
We recover CAS pension and other postretirement benefit plan cost through the pricing of our products and services on U.S. Government contracts and, therefore, recognize CAS pension cost in each of our business segment’s net sales and cost of sales. Our consolidated financial statements must present FAS pension and other postretirement benefit plan income calculated in accordance with FAS requirements under U.S. GAAP. The operating portion of the net FAS/CAS pension adjustment represents the difference between the service cost component of FAS pension income and total CAS pension cost. The non-service FAS pension income component is included in other non-operating income, net in our consolidated statements of earnings. As a result, to the extent that CAS pension cost exceeds the service cost component of FAS pension income, we have a favorable FAS/CAS operating adjustment.
Our total net FAS/CAS pension adjustment for the quarters and six months ended June 27, 2021 and June 28, 2020, including the service and non-service cost components of FAS pension income for our qualified defined benefit pension plans, were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Total FAS income and CAS costs
FAS pension income	$67	$29	$133	$59
Less: CAS pension cost	516	495	1,032	989
Net FAS/CAS pension adjustment	$583	$524	$1,165	$1,048

Service and non-service cost reconciliation
FAS pension service cost	$(27)	$(26)	$(54)	$(51)
Less: CAS pension cost	516	495	1,032	989
FAS/CAS operating adjustment	489	469	978	938
Non-operating FAS pension income	94	55	187	110
Net FAS/CAS pension adjustment	$583	$524	$1,165	$1,048

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Net sales by products and services, contract type, customer, and geographic region were as follows (in millions):

	Quarter Ended June 27, 2021
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$5,583	$2,571	$3,369	$2,735	$14,258
Services	1,083	373	873	442	2,771
Total net sales	$6,666	$2,944	$4,242	$3,177	$17,029
Net sales by contract type
Fixed-price	$4,920	$1,991	$2,802	$645	$10,358
Cost-reimbursable	1,746	953	1,440	2,532	6,671
Total net sales	$6,666	$2,944	$4,242	$3,177	$17,029
Net sales by customer
U.S. Government	$4,367	$2,176	$3,063	$2,719	$12,325
International (a)	2,283	766	1,117	447	4,613
U.S. commercial and other	16	2	62	11	91
Total net sales	$6,666	$2,944	$4,242	$3,177	$17,029
Net sales by geographic region
United States	$4,383	$2,178	$3,125	$2,730	$12,416
Asia Pacific	914	56	534	2	1,506
Europe	944	232	223	444	1,843
Middle East	311	467	177	1	956
Other	114	11	183	—	308
Total net sales	$6,666	$2,944	$4,242	$3,177	$17,029

	Six Months Ended June 27, 2021
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$11,062	$4,981	$6,669	$5,299	$28,011
Services	1,991	712	1,680	893	5,276
Total net sales	$13,053	$5,693	$8,349	$6,192	$33,287
Net sales by contract type
Fixed-price	$9,654	$3,869	$5,479	$1,259	$20,261
Cost-reimbursable	3,399	1,824	2,870	4,933	13,026
Total net sales	$13,053	$5,693	$8,349	$6,192	$33,287
Net sales by customer
U.S. Government	$8,640	$4,217	$5,873	$5,270	$24,000
International (a)	4,382	1,469	2,337	904	9,092
U.S. commercial and other	31	7	139	18	195
Total net sales	$13,053	$5,693	$8,349	$6,192	$33,287
Net sales by geographic region
United States	$8,671	$4,224	$6,012	$5,288	$24,195
Asia Pacific	1,807	107	1,184	4	3,102
Europe	1,798	414	424	899	3,535
Middle East	595	925	347	1	1,868
Other	182	23	382	—	587
Total net sales	$13,053	$5,693	$8,349	$6,192	$33,287
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented approximately 27% of our total consolidated net sales for both the quarter and six months ended June 27, 2021 and 28% of our total consolidated net sales for both the quarter and six months ended June 28, 2020.
Total assets for each of our business segments were as follows (in millions):

	June 27, 2021	December 31, 2020
Assets
Aeronautics	$11,810	$9,903
Missiles and Fire Control	4,985	4,966
Rotary and Mission Systems	17,828	18,035
Space	6,779	6,451
Total business segment assets	41,402	39,355
Corporate assets (a)	10,697	11,355
Total assets	$52,099	$50,710
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

	June 27, 2021	December 31, 2020
Contract assets	$11,425	$9,545
Contract liabilities	7,379	7,545
Contract assets increased $1.9 billion during the six months ended June 27, 2021, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the six months ended June 27, 2021 for which we have not yet billed our customers. There were no significant credit or impairment losses related to our contract assets during the quarters and six months ended June 27, 2021 and June 28, 2020.
Contract liabilities decreased $166 million during the six months ended June 27, 2021, primarily due to revenue recognized in excess of payments received on these performance obligations. During the quarter and six months ended June 27, 2021, we recognized $900 million and $3.2 billion of our contract liabilities at December 31, 2020 as revenue. During the quarter and six months ended June 28, 2020, we recognized $1.0 billion and $2.6 billion of our contract liabilities at December 31, 2019 as revenue.
NOTE 6 - INVENTORIES
Inventories consisted of the following (in millions):

	June 27, 2021	December 31, 2020
Materials, spares and supplies	$621	$612
Work-in-process	2,290	2,693
Finished goods	208	240
Total inventories	$3,119	$3,545
Costs incurred to fulfill a contract in advance of the contract being awarded are included in inventories as work-in-process if we determine that those costs relate directly to a contract or to an anticipated contract that we can specifically

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
identify and contract award is probable, the costs generate or enhance resources that will be used in satisfying performance obligations, and the costs are recoverable (referred to as pre-contract costs). Pre-contract costs that are initially capitalized in inventory are generally recognized as cost of sales consistent with the transfer of products and services to the customer upon the receipt of the anticipated contract. All other pre-contract costs, including start-up costs, are expensed as incurred. As of June 27, 2021 and December 31, 2020, $693 million and $583 million of pre-contract costs were included in inventories.
NOTE 7 - POSTRETIREMENT BENEFIT PLANS
Our pretax net periodic benefit income related to our qualified defined benefit pension plans and retiree medical and life insurance plans consisted of the following (in millions):

	Quarters Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Qualified defined benefit pension plans
Service cost	$27	$26	$54	$51
Interest cost	310	384	621	769
Expected return on plan assets	(569)	(566)	(1,138)	(1,132)
Recognized net actuarial losses	252	212	504	424
Amortization of prior service credits	(87)	(85)	(174)	(171)
Total net periodic benefit income	$(67)	$(29)	$(133)	$(59)
Retiree medical and life insurance plans
Service cost	$4	$4	$7	$7
Interest cost	13	17	26	35
Expected return on plan assets	(35)	(32)	(70)	(64)
Recognized net actuarial gains	—	(1)	—	(2)
Amortization of prior service costs	9	9	18	19
Total net periodic benefit income	$(9)	$(3)	$(19)	$(5)
We record the service cost component of net periodic benefit income as part of cost of sales and the non-service cost components of net periodic benefit income as part of other non-operating income, net in the consolidated statements of earnings.
The recognized net actuarial losses and amortization of prior service credits or costs in the table above, along with similar costs related to our other postretirement benefit plans ($3 million and $7 million for the quarter and six months ended June 27, 2021 and $5 million and $10 million for the quarter and six months ended June 28, 2020) were reclassified from accumulated other comprehensive loss (AOCL) and recorded as a component of net periodic benefit income for the periods presented. These costs totaled $177 million ($140 million, net of tax) and $355 million ($280 million, net of tax) during the quarter and six months ended June 27, 2021, and $140 million ($110 million, net of tax) and $280 million ($220 million, net of tax) during the quarter and six months ended June 28, 2020 and were recorded on our consolidated statements of comprehensive income as an increase to other comprehensive income.
The required funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended, along with consideration of CAS and Internal Revenue Code rules. There were no contributions to our qualified defined benefit pension plans during the quarters and six months ended June 27, 2021 and June 28, 2020.
NOTE 8 - LEGAL PROCEEDINGS AND CONTINGENCIES
We are a party to or have property subject to litigation and other proceedings that arise in the ordinary course of our business, including matters arising under provisions relating to the protection of the environment, and are subject to contingencies related to certain businesses we previously owned. These types of matters could result in fines, penalties, cost reimbursements or contributions, compensatory or treble damages or non-monetary sanctions or relief. We believe the probability is remote that the outcome of each of these matters, including the legal proceedings described below, will

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
have a material adverse effect on the corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings and cash flows in any particular interim reporting period. Among the factors that we consider in this assessment are the nature of existing legal proceedings and claims, the asserted or possible damages or loss contingency (if estimable), the progress of the case, existing law and precedent, the opinions or views of legal counsel and other advisers, our experience in similar cases and the experience of other companies, the facts available to us at the time of assessment and how we intend to respond to the proceeding or claim. Our assessment of these factors may change over time as individual proceedings or claims progress.
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
Legal Proceedings

United States of America, ex rel. Patzer; Cimma v. Sikorsky Aircraft Corp., et al
As a result of our acquisition of Sikorsky Aircraft Corporation (Sikorsky), we assumed the defense of and any potential liability for two civil False Claims Act lawsuits pending in the U.S. District Court for the Eastern District of Wisconsin. In October 2014, the U.S. Government filed a complaint in intervention in the first suit, which was brought by qui tam relator Mary Patzer, a former Derco Aerospace (Derco) employee. In May 2017, the U.S. Government filed a complaint in intervention in a second suit, which was brought by qui tam relator Peter Cimma, a former Sikorsky Support Services, Inc. (SSSI) employee. In November 2017, the Court consolidated the cases into a single action for discovery and trial.
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
Environmental Matters
We are involved in proceedings and potential proceedings relating to soil, sediment, surface water, and groundwater contamination, disposal of hazardous substances, and other environmental matters at several of our current or former facilities, facilities for which we may have contractual responsibility, and at third-party sites where we have been designated as a potentially responsible party (PRP). A substantial portion of environmental costs will be included in our net sales and cost of sales in future periods pursuant to U.S. Government regulations. At the time a liability is recorded for future environmental costs, we record assets for estimated future recovery considered probable through the pricing of products and services to agencies of the U.S. Government, regardless of the contract form (e.g., cost-reimbursable, fixed-price). We continually evaluate the recoverability of our assets for the portion of environmental costs that are probable of future recovery by assessing, among other factors, U.S. Government regulations, our U.S. Government business base and contract mix, our history of receiving reimbursement of such costs, and efforts by some U.S. Government representatives to limit such reimbursement. We include the portions of those environmental costs expected to be allocated to our non-U.S. Government contracts, or determined not to be recoverable under U.S. Government contracts, in our cost of sales at the time the liability is established or adjusted.
At June 27, 2021 and December 31, 2020, the aggregate amount of liabilities recorded relative to environmental matters was $778 million and $789 million, most of which are recorded in other noncurrent liabilities on our consolidated balance sheets. We have recorded assets for the portion of environmental costs that are probable of future recovery under U.S. Government contracts totaling $675 million and $685 million at June 27, 2021 and December 31, 2020, most of which are recorded in other noncurrent assets on our consolidated balance sheets.
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
Letters of Credit, Surety Bonds and Third-Party Guarantees
We have entered into standby letters of credit and surety bonds issued on our behalf by financial institutions, and we have directly issued guarantees to third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as joint venture partners. We had total outstanding letters of credit, surety bonds and third-party guarantees aggregating $3.3 billion and $3.4 billion at June 27, 2021 and December 31, 2020. Third-party guarantees do not include guarantees issued on behalf of subsidiaries and other consolidated entities.
At June 27, 2021 and December 31, 2020, third-party guarantees totaled $852 million and $871 million, of which approximately 70% and 71% related to guarantees of contractual performance of joint ventures to which we currently are or previously were a party. These amounts represent our estimate of the maximum amounts we would expect to incur upon the contractual non-performance of the joint venture, joint venture partners or divested businesses. Generally, we also have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner.
In determining our exposures, we evaluate the reputation, performance on contractual obligations, technical capabilities and credit quality of our current and former joint venture partners and the transferee under novation agreements all of which include a guarantee as required by the FAR. At June 27, 2021 and December 31, 2020, there were no material amounts recorded in our financial statements related to third-party guarantees or novation agreements.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
NOTE 9 - FAIR VALUE MEASUREMENTS
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	June 27, 2021			December 31, 2020
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Mutual funds	$1,398	$1,398	$—	$1,335	$1,335	$—
U.S. Government securities	108	—	108	92	—	92
Other securities	546	344	202	555	341	214
Derivatives	34	—	34	52	—	52
Liabilities
Derivatives	37	—	37	22	—	22
Assets measured at NAV (a)
Other commingled funds	20			20
(a)Net Asset Value (NAV) is the total value of the fund divided by the number of the fund’s shares outstanding.
Substantially all assets measured at fair value, other than derivatives, represent investments held in a separate trust to fund certain of our non-qualified deferred compensation plans and are recorded in other noncurrent assets on our consolidated balance sheets. The fair values of mutual funds and certain other securities are determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. The fair values of U.S. Government and certain other securities are determined using pricing models that use observable inputs (e.g., interest rates and yield curves observable at commonly quoted intervals), bids provided by brokers or dealers or quoted prices of securities with similar characteristics. The fair values of derivative instruments, which consist of foreign currency forward contracts, including embedded derivatives, and interest rate swap contracts, are primarily determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates, credit spreads and foreign currency exchange rates.
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
The aggregate notional amount of our outstanding foreign currency hedges at June 27, 2021 and December 31, 2020 was $3.6 billion and $3.4 billion. The aggregate notional amount of our outstanding interest rate swaps was $722 million and $572 million at June 27, 2021 and December 31, 2020. The fair values of our outstanding foreign currency hedges and interest rate swaps at June 27, 2021 and December 31, 2020 were not significant. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters and six months ended June 27, 2021 and June 28, 2020. Substantially all of our derivatives are designated for hedge accounting.
In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
$16.1 billion and $16.9 billion at June 27, 2021 and December 31, 2020. The outstanding principal amount of debt was $13.3 billion at both June 27, 2021 and December 31, 2020, excluding $1.1 billion of unamortized discounts and issuance costs at both June 27, 2021 and December 31, 2020. The estimated fair values of our outstanding debt were determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates and credit spreads (Level 2).
NOTE 10 - STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
During the six months ended June 27, 2021, we repurchased 4.2 million shares of our common stock for $1.5 billion under accelerated share repurchase plans (ASR) pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The total remaining authorization for future common share repurchases under our share repurchase program was $1.5 billion as of June 27, 2021. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.
Dividends
We declared cash dividends totaling $1.5 billion ($5.20 per share) and $2.2 billion ($7.80 per share) during the quarter and six months ended June 27, 2021, compared to $1.4 billion ($4.80 per share) and $2.0 billion ($7.20 per share) during the quarter and six months ended June 28, 2020. In June 2021, we declared our 2021 third quarter dividend totaling approximately $720 million ($2.60 per share), which will be paid in September 2021; and in June 2020, we declared our 2020 third quarter dividend totaling $671 million ($2.40 per share), which was paid in September 2020. Amounts declared and paid during the quarters and six months ended June 27, 2021 and June 28, 2020 may differ due to timing of dividend-equivalents paid on RSUs and PSUs. These dividend-equivalents are accrued during the vesting period and are paid upon the vesting of the RSUs and PSUs which primarily occurs in the first quarter each year.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

Accumulated Other Comprehensive Loss (AOCL)
Changes in the balance of AOCL, net of tax, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL
Balance at December 31, 2020	$(16,155)	$34	$(16,121)
Other comprehensive income before reclassifications	—	2	2
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	408	—	408
Amortization of net prior service credits (a)	(128)	—	(128)
Other	—	2	2
Total reclassified from AOCL	280	2	282
Total other comprehensive income	280	4	284
Balance at June 27, 2021	$(15,875)	$38	$(15,837)

Balance at December 31, 2019	$(15,528)	$(26)	$(15,554)
Other comprehensive income before reclassifications	—	3	3
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	344	—	344
Amortization of net prior service credits (a)	(124)	—	(124)
Other	—	(72)	(72)
Total reclassified from AOCL	220	(72)	148
Total other comprehensive income (loss)	220	(69)	151
Balance at June 28, 2020	$(15,308)	$(95)	$(15,403)

(a)Reclassifications from AOCL related to our postretirement benefit plans were recorded as a component of net periodic benefit income for each period presented (see “Note 7 - Postretirement Benefit Plans”). These amounts include $140 million and $110 million, net of tax, for the quarters ended June 27, 2021 and June 28, 2020, which are comprised of the recognition of net actuarial losses of $204 million and $172 million for the quarters ended June 27, 2021 and June 28, 2020, and the amortization of net prior service credits of $64 million and $62 million for the quarters ended June 27, 2021 and June 28, 2020.
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
In addition, comparability of our segment sales, operating profit and operating margin may be impacted favorably or unfavorably by changes in profit booking rates on our contracts for which we recognize revenue over time using the percentage-of-completion cost-to-cost method to measure progress towards completion. Increases in profit booking rates, typically referred to as risk retirements, usually relate to revisions in the estimated total costs to fulfill the performance obligations that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate, resulting in an increase in the estimated total costs to fulfill the performance obligations and a reduction in the profit booking rate. Increases or decreases in profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Segment operating profit and margin may also be impacted favorably or unfavorably by other items, which may or may not impact sales. Favorable items may include the positive resolution of contractual matters, cost recoveries on severance and restructuring charges, insurance recoveries and gains on sales of assets. Unfavorable items may include the adverse resolution of contractual matters; restructuring charges, except for significant severance actions, which are excluded from segment operating results; reserves for disputes; certain asset impairments; and losses on sales of certain assets.
Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit by approximately $385 million and $880 million during the quarter and six months ended June 27, 2021 and $480 million and $945 million during the quarters and six months ended June 28, 2020. These adjustments increased net earnings by approximately $304 million ($1.09 per share) and $695 million ($2.49 per share) during the quarter and six months ended June 27, 2021 and $379 million ($1.35 per share) and $747 million ($2.65 per share) during the quarter and six months ended June 28, 2020. We recognized net sales from performance obligations satisfied in prior periods of approximately $492 million and $984 million during the quarter and six months ended June 27, 2021, and $495 million and $1.0 billion during the quarter and six months ended June 28, 2020, which primarily relate to changes in profit booking rates that impacted revenue.
We have experienced performance issues on a classified fixed-price incentive fee contract that involves highly complex designs and systems integration at our Aeronautics business segment. During the quarter ended June 27, 2021, we completed a comprehensive review of the program with our customer, including the technical requirements, performance to date, remaining work, schedule, and estimated costs to complete the program. We also entered into negotiations with our customer, which are ongoing, about contract scope, price, and future courses of action. At the conclusion of the review and based on the current negotiations with our customer, it was determined that the total costs to complete the current phase of the program are expected to exceed the contract price. Accordingly, we recognized a loss of $225 million ($169 million, or $0.61 per share, after tax) on the program at our Aeronautics business segment during the quarter ended June 27, 2021, which represents our estimated total losses on the current phase of the program. However, we will continue to monitor our performance, any future changes in scope, and estimated costs to complete the program and may have to record additional losses in future periods if we experience further performance issues, increases in scope, or cost growth, which could be material to our operating results. In addition, we and our industry team may incur advanced procurement costs (also referred to as precontract costs) in order to achieve contract imperatives. We will monitor the recoverability of precontract costs, if any, which could be impacted by the customer’s decision regarding future phases of the program.
As previously disclosed in our 2020 Form 10-K, we are responsible for a program to design, develop and construct a ground-based radar at our RMS business segment, and the program has experienced performance issues for which we have periodically accrued reserves. During the quarter ended June 27, 2021, we were able to retire certain risks associated with the reserves we had previously accrued which resulted in the reversal of approximately $15 million ($11 million, or $0.04 per share, after tax) of losses previously recorded. This reversal reduced cumulative losses on this program to approximately $235 million as of June 27, 2021. However, we may continue to experience issues related to customer requirements and our performance under this contract and have to record additional charges. Based on the current amount of losses recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our operating results or financial condition.
As previously disclosed in our 2020 Form 10-K, we have a program, EADGE-T, to design, integrate and install an air missile defense command, control, communications, computers - intelligence (C4I) system for an international customer that has experienced performance issues and for which we have periodically accrued reserves at our RMS business segment. As of June 27, 2021, cumulative losses remained at approximately $260 million. We continue to monitor program requirements and our performance. At this time, we do not anticipate additional charges that would be material to

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
our operating results or financial condition.
As previously disclosed, we had a program to design, develop and install an upgraded turret for the Warrior Capability Sustainment Program (“Warrior”). In March 2021, we received notification from our customer that it had made a decision to not proceed with the demonstration and manufacturing phases of the program and we were directed to suspend work on the program. During the quarter ended June 27, 2021, we worked with our customer to develop a plan to wind down the program and entered into negotiations about final scope, milestones, remaining costs, and price. After an evaluation of the financial impacts of the decision to wind down the program and based on the negotiations with the customer during the second quarter of 2021, we reversed previously recognized losses of approximately $40 million ($30 million, or $0.11 per share, after tax) during the quarter ended June 27, 2021 to reflect the removal of terminated scope on this program, net of incremental close-out costs. This reversal reduced cumulative losses on this program to approximately $100 million as of June 27, 2021. Negotiations with our customer and the wind down of the program are expected to be completed during the third quarter of 2021.
Backlog
Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. Our backlog includes both funded (firm orders for our products and services for which funding has been both authorized and appropriated by the customer) and unfunded (firm orders for which funding has not been appropriated) amounts. We do not include unexercised options or potential orders under indefinite-delivery, indefinite-quantity agreements in our backlog. For our cost-reimbursable and fixed-priced-incentive contracts, the estimated consideration we expect to receive pursuant to the terms of the contract may exceed the contractual award amount. The estimated consideration is determined at the outset of the contract and is continuously reviewed throughout the contract period. In determining the estimated consideration, we consider the risks related to the technical, schedule and cost impacts to complete the contract and an estimate of any variable consideration. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of June 27, 2021, our ending backlog was $141.7 billion. We expect to recognize approximately 39% of our backlog over the next 12 months and approximately 61% over the next 24 months as revenue with the remainder recognized thereafter.
Lockheed Martin Ventures Fund
Through our Lockheed Martin Ventures Fund, we make strategic investments in certain early stage companies that we believe are advancing or developing new technologies applicable to our business. These investments may be in the form of common or preferred stock, warrants, convertible debt securities or investments in funds. Most of the investments are in equity securities without readily determinable fair values, which are measured initially at cost and are then adjusted to fair value only if there is an observable price change or reduced for impairment, if applicable. Investments with quoted market prices in active markets are recorded at fair value at the end of each reporting period. The carrying amounts of investments held in our Lockheed Martin Ventures Fund were $240 million and $173 million at June 27, 2021 and December 31, 2020. During the quarter and six months ended June 27, 2021, we recorded $14 million ($11 million, or $0.04 per share, after tax) and $82 million ($62 million, or $0.22 per share, after tax) of net gains due to sales of investments and changes in value which are reflected in other non-operating income, net in our consolidated statements of earnings.
Income Taxes
Our effective income tax rate was 16.4% and 16.6% for the quarters and six months ended June 27, 2021, and 17.1% and 16.3% for the quarters and six months ended June 28, 2020. The rate for the second quarter of 2021 is lower than the second quarter of 2020 primarily due to increased tax deductions for foreign derived intangible income. The rate for the six months ended June 27, 2021 is higher than the six months ended June 28, 2020 primarily due to decreased tax deductions for employee equity awards. The rates for both periods benefited from tax deductions for foreign derived intangible income, the research and development tax credit, and dividends paid to the corporation's defined contribution plans with an employee stock ownership plan feature.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Severance and Restructuring Charges
During the first quarter of 2021, we recorded severance and restructuring charges of $36 million ($28 million, or $0.10 per share, after tax) associated with plans to close and consolidate certain facilities and reduce total workforce within our RMS business segment. The actions were taken to better align RMS' organization and cost structure to improve the efficiency of its operations and affordability of its products and services. Upon separation, terminated employees were to receive lump-sum severance payments primarily based on years of service, the majority of which will be paid over the next several quarters.
Investment in Advanced Military Maintenance, Repair and Overhaul Center LLC (AMMROC)
In July 2020, we entered into an agreement to sell our ownership interest in AMMROC to our joint venture partner for $307 million. As a result, we adjusted the carrying value of our investment to the selling price of $307 million, which resulted in the recognition of a noncash impairment charge of $128 million ($96 million, or $0.34 per share, after tax) in our results of operations during the quarter ended June 28, 2020. The sale was completed on November 25, 2020. The purchase price was required to be paid in cash installments in 2021, of which we have received $231 million to date. The remaining outstanding installment payment, which is due in late 2021, is guaranteed by an irrevocable letter of credit issued by a third-party financial institution.
NOTE 12 - RECENT ACCOUNTING PRONOUNCEMENTS
In 2017, the United Kingdom’s Financial Conduct Authority (FCA) announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (LIBOR), which have been widely used as reference rates for various securities and financial contracts, including loans, debt and derivatives. This announcement indicates that the continuation of LIBOR on the current basis is not guaranteed after 2021. Subsequently in March 2021, the FCA announced some USD LIBOR tenors (overnight, 1 month, 3 month, 6 month and 12 month) will continue to be published until June 30, 2023. Regulators in the U.S. and other jurisdictions have been working to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as the Secured Overnight Financing Rate (SOFR) for USD LIBOR. Currently, our credit facility and certain of our derivative instruments reference LIBOR-based rates. The discontinuation of LIBOR will require these arrangements to be modified in order to replace LIBOR with an alternative reference interest rate. Our credit facility includes a provision for the determination of a successor LIBOR rate; and we have adhered to the ISDA 2020 IBOR Fallbacks Protocol, which will govern our derivatives upon the final cessation of USD LIBOR. ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended, helps limit the accounting impact from contract modifications, including hedging relationships, due to the transition from LIBOR to alternative reference rates that are completed by December 31, 2022. We do not expect a significant impact to our operating results, financial position or cash flows from the transition from LIBOR to alternative reference interest rates, but we will continue to monitor the impact of this transition until it is completed.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lockheed Martin Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Lockheed Martin Corporation (the Corporation) as of June 27, 2021, the related consolidated statements of earnings, comprehensive income and equity for the quarters and six months ended June 27, 2021 and June 28, 2020, and consolidated statements of cash flows for the six months ended June 27, 2021 and June 28, 2020, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
July 26, 2021

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS OVERVIEW
We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics, system integration and cybersecurity services. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. During the six months ended June 27, 2021, 72% of our $33.3 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 63% from the Department of Defense (DoD)), 27% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government) and 1% were from U.S. commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security and information technology, including cybersecurity.
Pending Acquisition Of Aerojet Rocketdyne
On December 20, 2020, we entered into an agreement to acquire Aerojet Rocketdyne Holdings, Inc. (“Aerojet Rocketdyne”) for $51.00 per share, which is net of a $5.00 per share special cash dividend Aerojet Rocketdyne paid to its stockholders on March 24, 2021. This represents a post-dividend equity value of approximately $4.6 billion, on a fully diluted as-converted basis, and a transaction value of approximately $4.4 billion after the assumption of Aerojet Rocketdyne’s projected net cash. We expect to finance the acquisition through a combination of cash on hand and new debt issuances. The transaction was approved by Aerojet Rocketdyne’s stockholders on March 9, 2021, which was a closing condition. We are in the process of responding to a request for additional information, known as a “second request”, from the Federal Trade Commission as part of the regulatory review process for the transaction. The transaction is currently expected to close in the fourth quarter of 2021, subject to receipt of regulatory approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and satisfaction of other closing conditions specified in the acquisition agreement. Our financial results will not include Aerojet Rocketdyne’s results until the acquisition is closed.
COVID-19
The COVID-19 pandemic continues to present business challenges in 2021. We have initiated a plan to reintroduce employees to the workplace as vaccine rates increase and COVID-19 cases decrease. Although we have not yet returned to pre-pandemic operations, we are experiencing stabilization of our employee attendance and supply chain deliveries. During the first six months of 2021, we continued to experience impacts in each of our business areas related to COVID-19, primarily in continued increased coronavirus-related costs, delays in supplier deliveries, impacts of travel restrictions, site access and quarantine restrictions, and the impacts of remote work and adjusted work schedules. We continued to take measures to protect the health and safety of our employees, including measures to facilitate the provision of vaccines to our employees in line with state and local guidelines. We also continued to work with our customers and suppliers to minimize disruptions, including using accelerated progress payments from the U.S. Government to accelerate $1.4 billion of payments to our suppliers as of June 27, 2021 that are due by their terms in future periods. We expect to continue accelerating payments to our suppliers through at least the end of 2021.
Although the COVID-19 pandemic did not have a significant impact on our financial results in the first six months of 2021, the ultimate impact of COVID-19 on our operations and financial performance in future periods, including our ability to execute our programs in the expected timeframe, remains uncertain and will depend on future pandemic related developments, including the duration of the pandemic, any potential subsequent waves of COVID-19 infection, the effectiveness, distribution and acceptance of COVID-19 vaccines, and related government actions to prevent and manage disease spread, all of which are uncertain and cannot be predicted. The long-term impacts of COVID-19 on government budgets and other funding priorities, including international priorities, that impact demand for our products and services are also difficult to predict but could negatively affect our future results and business operations. For additional risks to the corporation related to the COVID-19 pandemic, see Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Form 10-K).
2021 Financial Outlook

We expect our 2021 net sales to increase in the mid-single digit range from 2020 levels. The projected growth is driven by F-35, F-16 and classified programs at Aeronautics, increased volume within integrated air and missile defense programs at MFC, increased volume on Sikorsky helicopter programs and training and logistics solutions programs at RMS, and hypersonics volume (including the acquisition of Integration Innovation Inc.’s (i3) hypersonics portfolio) at Space. Total business segment operating profit margin in 2021 is expected to be approximately 11.0%; and cash from operations is expected to be greater than or equal to $8.9 billion, with no pension contributions.
Our 2021 outlook reflects the UK Ministry of Defence’s renationalization of the Atomic Weapons Establishment (AWE) program on June 30, 2021. It does not incorporate the pending acquisition of Aerojet Rocketdyne Holdings, Inc. or potential pension risk transfer transactions. The outlook for 2021 assumes continued support and funding of our programs, known impacts of COVID-19, and a statutory tax rate of 21%. Our 2021 outlook also reflects the impact of net gains from investments held by the Lockheed Martin Ventures Fund recognized in the first six months of 2021, but does not include any future gains or losses related to market volatility and changes in valuations of our investment holdings. Additionally, it assumes that there will not be significant reductions in customer budgets, changes in funding priorities and that the U.S. Government will not operate under a continuing resolution for an extended period in which new contract and program starts are restricted.
Changes in circumstances may require us to revise our assumptions, which could materially change our current estimate of 2021 net sales, segment operating margin and cash from operations.
The following discussion is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and with our 2020 Form 10-K.
INDUSTRY CONSIDERATIONS
U.S. Government Funding
On May 28, 2021, the Administration submitted to Congress the President’s fiscal year (FY) 2022 budget request, which proposes $753 billion for total national defense spending including $715 billion for the Department of Defense (DoD), a 1.6% increase above the FY 2021 enacted amounts for both total national defense and the DoD (a U.S. Government fiscal year starts on October 1 and ends on September 30). This is the first budget over the past decade that is not restricted by the discretionary spending caps under the Budget Control Act of 2011. The budget also proposes to end the use of Overseas Contingency Operations (OCO) as a separate fund to finance overseas operations. In the coming months, Congress will need to approve or revise the President’s FY 2022 budget proposal through enactment of appropriations bills and other policy legislation, which would then require final approval from the President in order for the FY 2022 budget to become law and complete the budget process.
In addition to the FY 2022 budget, the U.S. Government continues to face a variety of fiscal and monetary policy issues, including rising debt levels. The legal limit on U.S. debt, commonly known as the debt ceiling, will be reinstated on August 1, 2021, after a two-year suspension. On August 2, 2019, with the passage of the Bipartisan Budget Act of 2019 (BBA-19), Congress suspended the debt ceiling through July 31, 2021, at which time the debt limit will be increased to the amount of U.S. Government debt outstanding on that date. If the debt ceiling is not raised or suspended again, the Department of Treasury is expected to employ extraordinary measures to continue financing the U.S. Government while avoiding exceeding the debt limit. It is expected, however, that the U.S. Government will exhaust these available measures in late summer or early fall of 2021, and Congress will need to raise the debt limit in order for the U.S. Government to continue borrowing money. If the debt ceiling is not raised, the U.S. Government may not be able to pay for expenditures or fulfill its funding obligations and there could be significant disruption to all discretionary programs.
The federal budget and debt ceiling are expected to continue to be the subject of considerable debate. Although we believe that key defense, intelligence and homeland security programs would receive priority, the effect on individual programs or Lockheed Martin cannot be predicted at this time.
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

	Quarters Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Net sales	$17,029	$16,220	$33,287	$31,871
Cost of sales	(14,878)	(14,007)	(28,950)	(27,567)
Gross profit	2,151	2,213	4,337	4,304
Other income (expense), net	41	(127)	37	(96)
Operating profit	2,192	2,086	4,374	4,208
Interest expense	(142)	(149)	(282)	(297)
Other non-operating income, net	120	25	289	81
Earnings before income taxes	2,170	1,962	4,381	3,992
Income tax expense	(355)	(336)	(729)	(649)
Net earnings	$1,815	$1,626	$3,652	$3,343
Diluted earnings per common share	$6.52	$5.79	$13.08	$11.87
Certain amounts reported in other income (expense), net, primarily our share of earnings or losses from equity method investees, are included in the operating profit of our business segments. Accordingly, such amounts are included in the discussion of our business segment results of operations.
Net Sales
We generate sales from the delivery of products and services to our customers. Our consolidated net sales were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Products	$14,258	$13,572	$28,011	$26,738
% of total net sales	83.7%	83.7%	84.1%	83.9%
Services	2,771	2,648	5,276	5,133
% of total net sales	16.3%	16.3%	15.9%	16.1%
Total net sales	$17,029	$16,220	$33,287	$31,871
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
Product Sales
Product sales increased $686 million, or 5%, during the quarter ended June 27, 2021 compared to the same period in 2020. The increase in product sales was primarily due to higher product sales of approximately $315 million at Space, $150 million at MFC, $110 million at RMS, and $110 million at Aeronautics. The increase in product sales at Space was primarily due to higher volume on the Atomic Weapons Establishment (AWE) program, a next generation missile-warning satellite program (Next Gen OPIR) and hypersonic development programs. The increase in product sales at MFC was primarily due to increased volume for tactical and strike missile programs (primarily Army Tactical Missile System (ATACMS)). The increase in product sales at RMS was attributable to higher production volume on Sikorsky helicopter programs (Black Hawk and Combat Rescue Helicopter (CRH)), partially offset by lower volume for various integrated warfare systems and sensors (IWSS) programs. The increase in product sales at Aeronautics was primarily due to higher production volume for the F-16 program.
Product sales increased $1.3 billion, or 5%, during the six months ended June 27, 2021 compared to the same period in 2020. The increase in product sales was primarily due to higher product sales of approximately $430 million at Space, $425 million at RMS, $285 million at MFC, and $135 million at Aeronautics. The increase in product sales at Space was primarily due to higher volume on the AWE program, a next generation missile-warning satellite program (Next Gen OPIR) and hypersonic development programs. The increase in product sales at RMS was attributable to higher production volume on Sikorsky helicopter programs (Black Hawk, CH-53K and CRH) and higher net sales for training and logistics solutions programs, partially offset by lower volume on various IWSS programs. The increase in product sales at MFC was primarily due to increased volume for various tactical and strike missile programs. The increase in product sales at Aeronautics was primarily due to higher volume on classified contracts and higher production volume on the F-16 program, partially offset by lower production volume on the F-35 program.
Service Sales
Service sales increased $123 million, or 5%, during the quarter ended June 27, 2021 compared to the same period in 2020. The increase in service sales was primarily due to higher sales of approximately $95 million at RMS and $55 million at Aeronautics, partially offset by lower sales of $20 million at Space. The increase in service sales at RMS was primarily due to higher volume for Sikorsky helicopter programs (primarily a Seahawk sustainment program) and various IWSS programs. The increase in service sales at Aeronautics was primarily due to higher sustainment volume for the F-35 and C-130 programs, partially offset by lower sustainment volume on the F-22 program. The decrease in service sales at Space was primarily due to various national security space programs.
Service sales increased $143 million, or 3%, during the six months ended June 27, 2021 compared to the same period in 2020. The increase in service sales was primarily due to higher sales of approximately $140 million at RMS and $50 million at Aeronautics, partially offset by lower sales of $35 million at Space. The increase in service sales at RMS was primarily due to higher volume for Sikorsky helicopter programs (primarily a Seahawk sustainment program) and various IWSS programs. The increase in service sales at Aeronautics was primarily due to higher sustainment volume for the F-35 and C-130 programs, partially offset by lower sustainment volume on the F-22 program. The decrease in service sales at Space was primarily due to various national security space programs.

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

	Quarters Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Cost of sales – products	$(12,866)	$(12,092)	$(25,147)	$(23,834)
% of product sales	90.2%	89.1%	89.8%	89.1%
Cost of sales – services	(2,438)	(2,339)	(4,668)	(4,552)
% of service sales	88.0%	88.3%	88.5%	88.7%
Severance and restructuring charges	—	—	(36)	—
Other unallocated, net	426	424	901	819
Total cost of sales	$(14,878)	$(14,007)	$(28,950)	$(27,567)
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
Product Costs
Product costs increased $774 million, or 6%, during the quarter ended June 27, 2021 compared to the same period in 2020. The increase in product costs was primarily due to higher product costs of approximately $330 million at Aeronautics, $270 million at Space, $110 million at MFC and $65 million at RMS. The increase in product costs at Aeronautics was primarily due to a loss for performance issues experienced on a classified program and increased production volume for the F-16 program. The increase in product costs at Space was primarily due to higher volume for the AWE program, a next generation missile-warning satellite program (Next Gen OPIR) and hypersonic development programs. The increase in product costs at MFC was primarily due to increased volume for tactical and strike missile programs (ATACMS). The increase in product costs at RMS was attributable to higher production volume for Sikorsky helicopter programs (Black Hawk and CRH), partially offset by lower volume for various IWSS programs.
Product costs increased $1.3 billion, or 6%, during the six months ended June 27, 2021 compared to the same period in 2020. The increase in product costs was primarily due to higher product costs of approximately $405 million at Space, $335 million at Aeronautics, $335 million at RMS and $240 million at MFC. The increase in product costs at Space was primarily due to higher volume for the AWE program, national security space programs (primarily Next Gen OPIR), and strategic and missile defense programs (primarily hypersonic development programs). The increase in product costs at Space was primarily due to higher volume for the AWE program, national security space programs and strategic and missile defense programs. The increase in product costs at Aeronautics was primarily due to a loss for performance issues experienced on a classified program, higher volume on classified contracts, and higher production volume on the F-16, partially offset by lower production volume on the F-35 program. The increase in product costs at RMS was primarily due to higher production volume for Sikorsky helicopter programs (Black Hawk, CH-53K and CRH) and higher net sales for training and logistics solutions programs, partially offset by lower volume for various IWSS programs. The increase in product costs at MFC was primarily due to increased volume for various tactical and strike missile programs.
Service Costs
Service costs increased $99 million, or 4%, during the quarter ended June 27, 2021 compared to the same period in 2020. The increase in service costs was primarily due to higher service costs of approximately $125 million at RMS, partially offset by lower service costs of approximately $20 million at Space. The increase in service costs at RMS was primarily due to higher volume for Sikorsky helicopter programs (primarily a Seahawk sustainment program) and various IWSS programs. The decrease in service costs at Space was primarily due to various National Security Space programs.

Service costs increased $116 million, or 3%, during the six months ended June 27, 2021 compared to the same period in 2020. The increase in service costs was primarily due to higher service costs of approximately $160 million at RMS, partially offset by lower service costs of approximately $30 million at Space. The increase in service costs at RMS was primarily due to higher volume for Sikorsky helicopter programs (primarily a Seahawk sustainment program) and various IWSS programs. The decrease in service costs at Space was primarily due to various national security space programs.
Severance and Restructuring Charges
During the first quarter of 2021, we recorded severance and restructuring charges of $36 million ($28 million, or $0.10 per share, after tax) associated with plans to close and consolidate certain facilities and reduce total workforce within our RMS business segment. See “Note 11 - Other” included in our Notes to Consolidated Financial Statements for additional information.
Other Unallocated, Net
Other unallocated, net primarily includes the FAS/CAS operating adjustment (which represents the difference between cost accounting standards (CAS) pension cost recorded in our business segment’s results of operations and the service cost component of FAS pension income), stock-based compensation expense and other corporate costs. These items are not allocated to the business segments and, therefore, are not allocated to cost of sales for products or services. Other unallocated, net reduced cost of sales by $426 million and $901 million during the quarter and six months ended June 27, 2021, compared to $424 million and $819 million during the quarter and six months ended June 28, 2020. Other unallocated, net during the quarter ended June 27, 2021 was comparable primarily due to fluctuations in costs associated with various corporate items, none of which were individually significant. Other unallocated, net during the six months ended June 27, 2021 was higher primarily due to an increase in our FAS/CAS operating adjustment and fluctuations in costs associated with various corporate items, none of which were individually significant.
Other income (expense), Net
Other income, net generally includes earnings generated by equity method investees. During the quarter and six months ended June 27, 2021, other income, net was $41 million and $37 million, compared to other expense, net of $127 million and $96 million during the quarter and six months ended June 28, 2020. Other income, net during the quarter and six months ended June 27, 2021 included higher earnings generated by equity method investees. Other expense, net during the quarter and six months ended June 28, 2020 included a noncash impairment charge of $128 million ($96 million, or $0.34 per share, after tax) related to our previous investment in AMMROC, which was sold in 2020 (see Note 11 - Other” included in our Notes to Consolidated Financial Statements for additional information), and lower earnings generated by equity method investees.
Other Non-operating Income, Net
Other non-operating income, net primarily includes the non-service cost components of FAS pension and other postretirement benefit plan income (i.e., interest cost, expected return on plan assets, net actuarial gains or losses, amortization of prior service cost or credits), and gains or losses from strategic investments in early stage companies made by our Lockheed Martin Ventures Fund (see Note 11 - Other” included in our Notes to Consolidated Financial Statements for additional information). During the quarter and six months ended June 27, 2021, other non-operating income, net was $120 million and $289 million, compared to $25 million and $81 million during the quarter and six months ended June 28, 2020. The increase during the quarter and six months ended June 27, 2021 was primarily due to an increase in non-service FAS pension income for our qualified defined benefit pension plans and gains from investments held in our Lockheed Martin Ventures Fund.
Income Tax Expense
Our effective income tax rate was 16.4% and 16.6% for the quarter and six months ended June 27, 2021 and 17.1% and 16.3% for the quarter and six months ended June 28, 2020. The rate for the second quarter of 2021 is lower than the second quarter of 2020 primarily due to increased tax deductions for foreign derived intangible income. The rate for the six months ended June 27, 2021 is higher than the six months ended June 28, 2020 primarily due to decreased tax deductions for employee equity awards. The rates for both periods benefited from tax deductions for foreign derived intangible income, the research and development tax credit, and dividends paid to the corporation's defined contribution plans with an employee stock ownership plan feature.

Changes in U.S. (federal or state) or foreign tax laws and regulations, or their interpretation and application, including those with retroactive effect, including the amortization for research or experimental expenditures, could significantly impact our provision for income taxes, the amount of taxes payable, our deferred tax asset and liability balances, and stockholders’ equity. Recent proposals to increase the U.S. corporate income tax rate would require us to increase our net deferred tax assets upon enactment of new tax legislation, with a corresponding material, one-time, noncash decrease in income tax expense, but our income tax expense and payments would be materially increased in subsequent years. Our net deferred tax assets were $3.4 billion and $3.5 billion at June 27, 2021 and December 31, 2020, based on a 21% federal statutory income tax rate, and primarily relate to our postretirement benefit plans. If legislation increasing the federal statutory income tax rate to 28% had been enacted at June 27, 2021, our net deferred tax assets would have been increased by $1.1 billion and we would have recorded a corresponding one-time, noncash increase in income tax benefit of $1.1 billion. The amount of net deferred tax assets will change periodically based on several factors, including the measurement of our postretirement benefit plan obligations and actual cash contributions to our postretirement benefit plans.
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
Net Earnings
We reported net earnings of $1.8 billion ($6.52 per share) and $3.7 billion ($13.08 per share) during the quarter and six months ended June 27, 2021, compared to $1.6 billion ($5.79 per share) and $3.3 billion ($11.87 per share) during the quarter and six months ended June 28, 2020. Both net earnings and earnings per share were affected by the $225 million ($169 million, or $0.61 per share, after tax) loss for performance issues experienced on a classified program at our Aeronautics business segment and other factors mentioned above. Earnings per share also benefited from a net decrease of approximately 2.8 million shares outstanding from June 28, 2020 to June 27, 2021 as a result of share repurchases, partially offset by share issuance under our stock-based awards and certain defined contribution plans.
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

Excluded items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. See “Note 11 - Other” (under the caption “Changes in Estimates”) included in our Notes to Consolidated Financial Statements for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Net sales
Aeronautics	$6,666	$6,503	$13,053	$12,872
Missiles and Fire Control	2,944	2,801	5,693	5,420
Rotary and Mission Systems	4,242	4,039	8,349	7,785
Space	3,177	2,877	6,192	5,794
Total net sales	$17,029	$16,220	$33,287	$31,871
Operating profit
Aeronautics	$572	$739	$1,265	$1,411
Missiles and Fire Control	401	370	797	766
Rotary and Mission Systems	458	429	891	805
Space	335	252	562	533
Total business segment operating profit	1,766	1,790	3,515	3,515
Unallocated items
FAS/CAS operating adjustment	489	469	978	938
Stock-based compensation	(80)	(73)	(127)	(115)
Severance and restructuring charges	—	—	(36)	—
Other, net	17	(100)	44	(130)
Total unallocated items	426	296	859	693
Total consolidated operating profit	$2,192	$2,086	$4,374	$4,208
We recover CAS pension and other postretirement benefit plan cost through the pricing of our products and services on U.S. Government contracts and, therefore, recognize CAS pension cost in each of our business segment’s net sales and cost of sales. Our consolidated financial statements must present FAS pension and other postretirement benefit plan income calculated in accordance with FAS requirements under U.S. GAAP. The operating portion of the net FAS/CAS pension adjustment represents the difference between the service cost component of FAS pension income and total CAS pension cost. The non-service FAS pension income component is included in other non-operating income, net in our consolidated statements of earnings. As a result, to the extent that CAS pension cost exceeds the service cost component of FAS pension income, we have a favorable FAS/CAS operating adjustment.

Our total net FAS/CAS pension adjustment for the quarters and six months ended June 27, 2021 and June 28, 2020, including the service and non-service cost components of FAS pension income for our qualified defined benefit pension plans, were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Total FAS income and CAS costs
FAS pension income	$67	$29	$133	$59
Less: CAS pension cost	516	495	1,032	989
Net FAS/CAS pension adjustment	$583	$524	$1,165	$1,048

Service and non-service cost reconciliation
FAS pension service cost	$(27)	$(26)	$(54)	$(51)
Less: CAS pension cost	516	495	1,032	989
FAS/CAS operating adjustment	489	469	978	938
Non-operating FAS pension income	94	55	187	110
Net FAS/CAS pension adjustment	$583	$524	$1,165	$1,048
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
In addition, comparability of our segment sales, operating profit and operating margin may be impacted favorably or unfavorably by changes in profit booking rates on our contracts for which we recognize revenue over time using the percentage-of-completion cost-to-cost method to measure progress towards completion. Increases in profit booking rates, typically referred to as risk retirements, usually relate to revisions in the estimated total costs to fulfill the performance obligations that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate, resulting in an increase in the estimated total costs to fulfill the performance obligations and a reduction in the profit booking rate. Increases or decreases in profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Segment operating profit and margin may also be impacted favorably or unfavorably by other items, which may or may not impact sales. Favorable items may include the positive resolution of contractual matters, cost recoveries on severance and restructuring charges, insurance recoveries and gains on sales of assets. Unfavorable items may include the adverse resolution of contractual matters; restructuring charges, except for significant severance actions, which are excluded from segment operating results; reserves for disputes; certain asset impairments; and losses on sales of certain assets.
We periodically experience performance issues and record losses for certain programs. For further discussion on the programs at Aeronautics, RMS and MFC, see “Note 11 - Other” included in our Notes to Consolidated Financial Statements.
Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit by approximately $385 million and $880 million during the quarters and six months ended June 27, 2021 and $480 million and $945 million during the quarters and six months ended June 28, 2020.
Aeronautics
Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Net sales	$6,666	$6,503	$13,053	$12,872
Operating profit	572	739	1,265	1,411
Operating margin	8.6%	11.4%	9.7%	11.0%
Aeronautics’ net sales during the quarter ended June 27, 2021 increased $163 million, or 3%, compared to the same period in 2020. The increase was primarily attributable to about $100 million for the F-16 program due to increased production volume that was partially offset by decreased sustainment volume; and about $90 million for the F-35 program due to increased production and sustainment volume that was partially offset by decreased development activities. These increases were partially offset by lower net sales of approximately $60 million for the F-22 program due to decreased sustainment volume.
Aeronautics’ operating profit during the quarter ended June 27, 2021 decreased $167 million, or 23%, compared to the same period in 2020. Operating profit decreased due to a loss of approximately $225 million in the second quarter of 2021 for performance issues experienced on a classified program; and about $20 million for the F-22 program due to lower risk retirements and sustainment volume. These decreases were partially offset by higher operating profit of approximately $45 million for the C-130 program primarily due to higher risk retirements on sustainment activities; and about $20 million for the F-16 program due to increased production volume and higher risk retirements. Operating profit for the F-35 program was comparable as higher production and sustainment volume was offset by lower risk retirements. Adjustments not related to volume, including net profit booking rate adjustments, were $180 million lower in the second quarter of 2021 compared to the same period in 2020.
Aeronautics’ net sales during the six months ended June 27, 2021 increased $181 million, or 1%, compared to the same period in 2020. The increase was primarily attributable to increased volume on classified contracts of approximately $150 million; about $120 million for the F-16 program due to increased production volume that was partially offset by decreased sustainment volume. Net sales for the F-35 program were comparable as increased production and sustainment volume was mostly offset by decreased development volume and the inception-to-date effect of reducing the development profit booking rate in the first quarter of 2021. These increases were offset by lower net sales of approximately $125 million for the F-22 program due to decreased sustainment volume.
Aeronautics’ operating profit during the six months ended June 27, 2021 decreased $146 million, or 10%, compared to the same period in 2020. Operating profit decreased approximately $220 million mostly due to a $225 million loss in the second quarter of 2021 for performance issues experienced on a classified program; and about $25 million for the F-22 program due to lower risk retirements and sustainment volume. These decreases were partially offset by an increase of $35 million for the F-16 program due to higher risk retirements on sustainment activities and increased production volume; and approximately $30 million for the C-130 program due to higher risk retirements on sustainment activities. Operating profit on the F-35 program was comparable as higher risk retirement and volume on production and sustainment activities were offset by lower risk retirements and volume on development activities. Adjustments not related to volume, including net profit booking rate adjustments, were $155 million lower during the six months ended June 27, 2021 compared to the same period in 2020.
We currently expect Aeronautics’ 2021 net sales to increase in the mid-single digit percentage range from 2020 levels driven by increased volume on F-35, C-130J, F-16 and classified programs. Operating profit is expected to be comparable to 2020 levels. Operating profit margin for 2021 is expected to be lower than 2020 levels.
Missiles and Fire Control
Summary operating results for our MFC business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Net sales	$2,944	$2,801	$5,693	$5,420
Operating profit	401	370	797	766
Operating margin	13.6%	13.2%	14.0%	14.1%
MFC’s net sales during the quarter ended June 27, 2021 increased $143 million, or 5%, compared to the same period in 2020. The increase was primarily attributable to higher net sales of approximately $110 million for tactical and strike missile programs due to higher production volume (ATACMS and LRASM); and about $35 million for sensors and global sustainment programs due to higher service volume (primarily Special Operations Forces Global Logistics Support Services (SOF GLSS)) and close out activities related to the Warrior Capability Sustainment Program (Warrior) that was terminated by the customer in March 2021.
MFC’s operating profit during the quarter ended June 27, 2021 increased $31 million, or 8% compared to the same period in 2020. Operating profit increased approximately $45 million for sensors and global sustainment programs primarily due to the reversal of the portion of previously recorded losses on the Warrior program in the second quarter of 2021 that are no longer expected to be incurred as a result of the program being terminated. This increase was partially offset by lower operating profit of approximately $15 million on integrated air and missile defense programs due to lower risk retirements (primarily Terminal High Altitude Area Defense (THAAD)). Operating profit for tactical and strike missile programs was comparable as higher production volume (ATACMS and LRASM) was offset by lower volume on the Long Range Stand-Off program. Adjustments not related to volume, including net profit booking rate adjustments, were $25 million higher in the second quarter of 2021 compared to the same period in 2020.
MFC’s net sales during the six months ended June 27, 2021 increased $273 million, or 5%, compared to the same period in 2020. The increase was primarily attributable to higher net sales of approximately $160 million for tactical and strike missile programs due to higher volume (ATACMS, LRASM and JASSM); and about $120 million for integrated air and missile defense programs due to increased volume (primarily PAC-3).

MFC’s operating profit during the six months ended June 27, 2021 increased $31 million, or 4%, compared to the same period in 2020. Operating profit increased approximately $15 million for integrated air and missile defense programs due to increased volume (primarily PAC-3) and about $10 million for tactical and strike missile programs due to higher volume (primarily LRASM and ATACMS). Operating profit from sensors and global sustainment programs was comparable as the reversal of the portion of previously recorded losses on the Warrior program in the second quarter of 2021 that are no longer expected to be incurred as a result of the program being terminated was offset by lower risk retirements (primarily Sniper Advanced Targeting Pod (SNIPER®) and Apache) in 2021 compared to the same period in 2020. Adjustments not related to volume, including net profit booking rate adjustments, were $10 million higher during the six months ended June 27, 2021 compared to the same period in 2020.
We continue to expect MFC’s 2021 net sales to increase in the mid-single digit percentage range from 2020 levels driven by higher volume in the integrated air and missile defense business, primarily PAC-3. Operating profit is expected to increase in the mid-single digit percentage range above 2020 levels. Operating profit margin for 2021 is expected to be slightly higher than 2020 levels.
Rotary and Mission Systems
Summary operating results for our RMS business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Net sales	$4,242	$4,039	$8,349	$7,785
Operating profit	458	429	891	805
Operating margin	10.8%	10.6%	10.7%	10.3%
RMS’ net sales during the quarter ended June 27, 2021 increased $203 million, or 5%, compared to the same period in 2020. The increase was attributable to higher net sales of approximately $230 million for Sikorsky helicopter programs due to higher production volume on the Black Hawk, CRH, and CH-53K programs that was partially offset by lower production volume on Seahawk programs. This increase was partially offset by lower net sales of about $35 million for IWSS programs due to lower volume on the TPQ-53 and the LCS programs that was partially offset by higher volume on the CSC and Aegis programs.
RMS’ operating profit during the quarter ended June 27, 2021 increased $29 million, or 7%, compared to the same period in 2020. Operating profit increased approximately $20 million for Sikorsky helicopter programs due to higher production volume on the Black Hawk, CRH, and CH-53K programs. Operating profit for IWSS programs was comparable as risk retirements on a ground-based radar program were offset by lower risk retirements on the LCS program. Adjustments not related to volume, including net profit booking rate adjustments, were comparable in the second quarter of 2021 to the same period in 2020.
RMS’ net sales during the six months ended June 27, 2021 increased $564 million, or 7%, compared to the same period in 2020. The increase was attributable to higher net sales of $400 million for Sikorsky helicopter programs due to higher production volume on the Black Hawk, CH-53K, CRH, and VH-92A programs, which was partially offset by lower production volume on Seahawk programs; and about $300 million for training and logistics solutions programs primarily due to the delivery of an international pilot training system in the first quarter of 2021. These increases were partially offset by lower net sales of about $90 million for various C6ISR (command, control, communications, computers, cyber, combat systems, intelligence, surveillance, and reconnaissance) programs due to lower volume; and about $60 million for integrated warfare systems and sensors programs due to lower volume on the LCS and the TPQ-53 programs that were partially offset by higher volume on the CSC and Aegis programs.
RMS’ operating profit during the six months ended June 27, 2021 increased $86 million, or 11%, compared to the same period in 2020. Operating profit increased approximately $35 million for Sikorsky helicopter programs due to higher production volume on the Black Hawk, CRH, and CH-53K programs; about $25 million for IWSS programs due to risk retirements on a ground-based radar program and higher risk retirements on Aegis, partially offset by lower risk retirements on the LCS program; and about $20 million for training and logistics solutions programs due to the delivery of an international pilot training system in the first quarter of 2021. Adjustments not related to volume, including net profit booking rate adjustments, were $20 million higher during the six months ended June 27, 2021 compared to the same period in 2020.

We currently expect RMS’ 2021 net sales to increase in the mid-single digit percentage range from 2020 levels driven by higher volume on Sikorsky helicopter programs and TLS programs. Operating profit is expected to increase in the low-double digit percentage range above 2020 levels. Operating profit margin for 2021 is expected to be higher than 2020 levels.
Space
Summary operating results for our Space business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Net sales	$3,177	$2,877	$6,192	$5,794
Operating profit	335	252	562	533
Operating margin	10.5%	8.8%	9.1%	9.2%
Space’s net sales during the quarter ended June 27, 2021 increased $300 million, or 10%, compared to the same period in 2020. The increase was primarily attributable to higher net sales of approximately $125 million for the AWE program due to higher volume; about $100 million for national security space programs due to higher volume (primarily Next Gen OPIR); and about $80 million for strategic and missile defense programs due to higher volume (primarily hypersonic development programs). As previously disclosed, effective June 30, 2021 (subsequent to the second quarter), the UK Ministry of Defence renationalized the AWE program. Accordingly, the AWE program will no longer be included in the company's financial results beginning in the third quarter of 2021.
Space’s operating profit during the quarter ended June 27, 2021 increased $83 million, or 33%, compared to the same period in 2020. Operating profit increased approximately $45 million for national security space programs primarily due to higher risk retirements (primarily Space-Based Infrared System (SBIRS)) and higher volume (primarily Next Gen OPIR); and about $35 million due to higher equity earnings from the corporation's investment in United Launch Alliance (ULA). Operating profit for the AWE program was comparable as higher volume was offset by accelerated and incremental amortization expense for intangible assets. Operating profit for strategic and missile defense programs was also comparable as higher volume (hypersonic development programs) was offset by lower risk retirements (primarily Fleet Ballistic Missile (FBM) programs). Adjustments not related to volume, including net profit booking rate adjustments, were $65 million higher in the second quarter of 2021 compared to the same period in 2020.
Space’s net sales during the six months ended June 27, 2021 increased $398 million, or 7%, compared to the same period in 2020. The increase was primarily attributable to higher net sales of approximately $185 million for the AWE program due to higher volume; about $100 million for national security space programs due to higher volume (primarily Next Gen OPIR); and about $95 million for strategic and missile defense programs due to higher volume (primarily hypersonic development programs).
Space’s operating profit during the six months ended June 27, 2021 increased $29 million, or 5%, compared to the same period in 2020. Operating profit increased approximately $30 million for commercial civil space programs due to higher risk retirements (primarily space transportation programs). The national security space program was comparable due to higher risk retirements (primarily SBIRS) and higher volume (primarily Next Gen OPIR), partially offset by lower risk retirements (primarily Advanced Extremely High Frequency (AEHF)). The AWE program was comparable as higher volume was offset by accelerated and incremental amortization expense for intangible assets. Operating profit for strategic and missile defense programs was also comparable as higher volume and risk retirements (hypersonic development programs) was offset by lower risk retirements (primarily FBM programs). Adjustments not related to volume, including net profit booking rate adjustments, were $60 million higher during the six months ended June 27, 2021 compared to the same period in 2020.
Total equity earnings (primarily ULA) recognized in Space's operating profit were approximately $45 million, or 13% and $40 million, or 7% of Space’s operating profit during the quarter and six months ended June 27, 2021, compared to approximately $10 million, or 4%, and $40 million, or 8% during the quarter and six months ended June 28, 2020.
We currently expect Space’s 2021 net sales to increase in the low-single digit percentage range from 2020 levels driven by higher volume on hypersonics programs and on national security space programs (primarily Next Gen OPIR), partially offset by lower volume at AWE due to the UK Ministry of Defence’s renationalization of the program on June 30, 2021. Operating profit is expected to increase in the low-single digit percentage range from 2020 levels. Operating profit margin for 2021 is expected to be comparable to 2020 levels.
FINANCIAL CONDITION
Liquidity and Cash Flows
At June 27, 2021, we had cash and cash equivalents of $2.7 billion. Our principal source of liquidity is our cash from operations. However, we also have access to additional financial resources as described in the “Capital Resources” section below.
We have a balanced cash deployment strategy to invest in our business and key technologies to provide our customers with enhanced capabilities, enhance stockholder value, and position ourselves to take advantage of new business opportunities when they arise. Consistent with that strategy, we have continued to invest in our business and technologies through capital expenditures, independent research and development, and selective business acquisitions and investments. We have returned cash to stockholders through dividends and share repurchases. We also continue to actively manage our debt levels, including maturities and interest rates, and our pension obligations. We expect to continue to opportunistically manage our pension liabilities through the purchase of group annuity contracts for portions of our outstanding defined benefit pension obligations using assets from the pension trust. Future transactions could be significant and result in us making additional contributions to the pension trust and/or require us to recognize noncash settlement charges in earnings in the applicable reporting period.
To date, the effects of COVID-19 have had limited negative impacts on our liquidity, cash flows and capital resources. The U.S. Government has taken certain actions and enacted legislation to mitigate the impacts of COVID-19 on public health, the economy, state and local governments, individuals, and businesses. In March 2020, the U.S. Department of Defense (DoD) increased the rate for certain progress payments from 80% to 90% for costs incurred and work performed on relevant contracts. Since the pandemic began, Lockheed Martin has remained committed to flowing down the benefits received inception-to-date from the DoD’s modification of the progress payment rate to our supply chain partners. As of June 27, 2021, we have received approximately $1.4 billion of net accelerated progress payments, the majority of which were in 2020. We used the accelerated progress payments from the U.S. Government to accelerate $1.4 billion of payments to our suppliers as of June 27, 2021 that are due by their terms in future periods. We expect to continue accelerating payments to our suppliers through at least the end of 2021.
On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) into law. Pursuant to the CARES Act, U.S. companies can defer the employer’s portion of social security taxes between March 27, 2020 and December 31, 2020, which allowed us to defer cash outlays of $460 million in 2020, of which approximately half will be paid in the fourth quarter of 2021 and approximately half will be paid in the fourth quarter of 2022. Section 3610 of the CARES Act also authorized the U.S. Government to reimburse qualifying contractors for any paid leave, including sick leave, provided to employees during the pandemic to keep its workforce in a ready state.
On March 11, 2021, the President signed the American Rescue Plan Act of 2021 (ARPA) into law. ARPA extends Section 3610 of the CARES Act through September 2021, among many other stimulus measures. We continue to seek, and anticipate continuing to seek, recovery for certain COVID-19-related costs under Section 3610 of the CARES Act and through our contract provisions. While it is unclear how much we will be able to recover, we continue to pursue specific contract cost recognition and have successfully completed contractual recovery in certain instances. We believe these actions should continue to mitigate some COVID-19 related negative impacts to our operating cash flows in 2021.
ARPA also eased funding rules for single-employer defined benefit pension plans by extending the amortization of funding shortfalls and enhancing interest rate stabilization, which had the effect of reducing the funding requirements for our single-employer defined benefit pension plans beginning in 2021 and reduced the amount of CAS pension costs allocated to our U.S. Government contracts beginning in 2022. The lower pension contributions will be partially offset by lower tax deductions.
As disclosed in the “Business Overview” section, on December 20, 2020, we entered into an agreement to acquire Aerojet Rocketdyne Holdings, Inc. for approximately $4.4 billion net of Aerojet Rocketdyne’s projected cash balance. The transaction is currently expected to close in the fourth quarter of 2021, subject to receipt of regulatory approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and satisfaction of other closing conditions specified in the acquisition agreement. We expect to finance the acquisition through a combination of cash on hand and new debt issuances.

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
The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	Six Months Ended
	June 27, 2021	June 28, 2020
Cash and cash equivalents at beginning of year	$3,160	$1,514
Operating activities
Net earnings	3,652	3,343
Noncash adjustments	833	851
Changes in working capital	(1,510)	(509)
Other, net	41	811
Net cash provided by operating activities	3,016	4,496
Net cash used for investing activities	(389)	(632)
Net cash used for financing activities	(3,042)	(2,523)
Net change in cash and cash equivalents	(415)	1,341
Cash and cash equivalents at end of period	$2,745	$2,855
Operating Activities
Net cash provided by operating activities during the six months ended June 27, 2021 decreased $1.5 billion compared to the same period in 2020. The decrease was primarily due to higher growth in working capital and higher tax payments, which were partially offset by an increase in net earnings. The $1.0 billion decrease in cash flows related to working capital (defined as receivables, contract assets, and inventories less accounts payable and contract liabilities) was primarily attributable to timing of production and billing cycles affecting contract assets and contract liabilities (primarily the F-35 and F-16 programs in our Aeronautics business segment and Sikorsky helicopter programs in our RMS business segment), partially offset by timing of cash payments for accounts payable and liquidation of inventories (primarily the delivery of an international pilot training system in our RMS business segment). During the six months ended June 27, 2021, we paid federal and foreign income taxes of $672 million compared to $45 million during the six months ended June 28, 2020. The increase in income tax payments is primarily due to the deferral of $400 million of federal income tax payments from the second quarter of 2020 to the third quarter of 2020 pursuant to guidance from the Internal Revenue Service. Additionally, during the six months ended June 28, 2020 we deferred $160 million of payments for the employer portion of payroll taxes to the fourth quarters of 2021 and 2022 pursuant to the CARES Act.
Investing Activities
Net cash used for investing activities during the six months ended June 27, 2021 decreased $243 million compared to the same period in 2020. The decrease in cash used for investing activities is due to the receipt of the first two installment payments totaling $231 million in the first six months of 2021 from the sale of our ownership interest in the Advanced Military Maintenance, Repair and Overhaul Center (AMMROC) joint venture in the fourth quarter of 2020. Capital expenditures totaled $599 million and $636 million during the six months ended June 27, 2021 and June 28, 2020. The majority of our capital expenditures were for equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.
Financing Activities
Net cash used for financing activities was $3.0 billion during the six months ended June 27, 2021, compared to $2.5 billion during the same period in 2020.

During the six months ended June 27, 2021 and June 28, 2020, we paid dividends totaling $1.5 billion ($5.20 per share) and $1.4 billion ($4.80 per share). We repurchased 4.2 million shares of our common stock for $1.5 billion pursuant to accelerated share repurchase (ASR) agreements during the six months ended June 27, 2021. During the six months ended June 28, 2020, we purchased 2.8 million shares of our common stock for $1.0 billion, pursuant to an ASR agreement and open market repurchases under Rule 10b5-1 of the Securities Exchange Act of 1934. In addition, during the six months ended June 28, 2020, we received net cash proceeds of $1.1 billion from the issuance of long term debt, which was used to repay $1.1B of existing long term debt.
Capital Resources

At June 27, 2021, we held cash and cash equivalents of $2.7 billion that was generally available to fund ordinary business operations without significant legal, regulatory, or other restrictions.

At June 27, 2021, we also had a $2.5 billion revolving credit facility with various banks that is available for general corporate purposes with an expiration date of August 24, 2024. The undrawn portion of the credit facility also serves as a backup facility for the issuance of commercial paper. The total amount outstanding at any point in time under the combination of our commercial paper program and the credit facility cannot exceed the amount of the credit facility. We may request and the banks may grant, at their discretion, an increase in the borrowing capacity under the credit facility of up to an additional $500 million. There were no borrowings outstanding under the credit facility at June 27, 2021.

We have agreements in place with financial institutions to provide for the issuance of commercial paper. The outstanding balance of commercial paper can fluctuate daily and the amount outstanding during the period may be greater than or less than the amount reported at the end of the period. There were no commercial paper borrowings outstanding as of June 27, 2021 and December 31, 2020. We may, as conditions warrant, from time to time issue commercial paper backed by our credit facility to manage the timing of cash flows. However, as described under Item 1A, Risk Factors of our 2020 Form 10-K, depending on market conditions, commercial paper may not be available on favorable terms or at all.
Our outstanding debt, net of unamortized discounts and issuance costs was $12.2 billion as of June 27, 2021 and is in the form of publicly-issued notes that bear interest at fixed rates. As of June 27, 2021, we had $506 million of borrowings scheduled to mature in the next twelve months, of which $500 million matures in September 2021. The remainder of our debt is due from 2023 to 2052. As of June 27, 2021, we were in compliance with all covenants contained in our debt and credit agreements. There were no material changes during the quarter or six months ended June 27, 2021 to our contractual commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Form 10-K that were outside the ordinary course of our business.
OTHER MATTERS
Status of the F-35 Program
The F-35 program primarily consists of production contracts, sustainment activities, and new development efforts. Production of the aircraft is expected to continue for many years given the U.S. Government’s current inventory objective of 2,456 aircraft for the U.S. Air Force, U.S. Marine Corps, and U.S. Navy; commitments from our seven international partner countries and six international customers; as well as expressions of interest from other countries. During the second quarter of 2021, Switzerland's Federal Council announced its decision to purchase the F-35A Conventional Takeoff and Landing (CTOL) aircraft along with sustainment and training services, as part of their Air 2030 modernization program.
During the quarter ended June 27, 2021, we delivered 37 production aircraft to our U.S. and international partner countries, and international customers, resulting in total deliveries of 665 production aircraft. We have 302 production aircraft in backlog, including orders from our international partner customers and countries.
In response to COVID-19 F-35 supplier delays and in conjunction with the F-35 Joint Program Office, we tapered our production rate in 2020. In 2021, we expect the production rate to improve from its 2020 levels but continue to be impacted by COVID-19. In addition, we are in discussions with the F-35 Joint Program Office to finalize the 2022 F-35 production profile, which will consider both COVID-19 recovery and overall long-term production rates. See the discussion in Business Overview - COVID-19.

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
Critical Accounting Policies
There have been no significant changes to the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K, except for an update related to our postretirement benefit plans to describe changes to our funding requirements and the amount of pension costs recoverable under contracts with the U.S. Government as a result of the American Rescue Plan Act of 2021 in our Form 10-Q for the quarter ended March 28, 2021.
Goodwill and Intangible Assets
The carrying value of our goodwill balance was $10.8 billion at June 27, 2021, including $2.7 billion of goodwill at our Sikorsky reporting unit. In the fourth quarter of 2020, we performed our annual impairment test for goodwill, and the results of that test indicated no impairment existed. As of the date of our 2020 annual impairment test, we estimated that the fair value of our Sikorsky reporting unit exceeded its carrying value for goodwill by a margin of approximately 30%.
The fair value of our Sikorsky reporting unit can be significantly impacted by its performance, contract terminations, changes in expected future orders, general market pressures, including U.S. Government budgetary constraints, discount rates, long term growth rates, and changes in U.S. (federal or state) or foreign tax laws and regulations, or their interpretation and application, including those with retroactive effect, along with other significant judgments. Based on our assessment of these circumstances, we have determined that goodwill at our Sikorsky reporting unit is at risk for impairment should there be a deterioration of projected cash flows of the reporting unit.
We do not currently anticipate any material impairments on our assets as a result of COVID-19. See Item 1A, Risk Factors of our 2020 Form 10-K for a discussion of the potential impacts of COVID-19 on the fair value of our assets.
Recent Accounting Pronouncements
See “Note 12 - Recent Accounting Pronouncements” included in our Notes to Consolidated Financial Statements for information related to new accounting standards.
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
ITEM 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 27, 2021. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of June 27, 2021.
There were no changes in our internal control over financial reporting during the quarter ended June 27, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•budget uncertainty, the risk of future budget cuts, the debt ceiling and the potential for government shutdowns and changing funding and acquisition priorities;
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
•the timing and customer acceptance of product deliveries and performance milestones;
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
•the impact of pension risk transfers, including potential noncash settlement charges; timing and estimates regarding pension funding and movements in interest rates and other changes that may affect pension plan assumptions, stockholders’ equity, the level of the FAS/CAS adjustment; actual returns on pension plan assets and the impact of the American Rescue Plan Act of 2021;
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
•changes in accounting, U.S. or foreign tax, export or other laws, regulations, and policies and their interpretation or application; and
•the outcome of legal proceedings, bid protests, environmental remediation efforts, audits, government investigations or government allegations that we have failed to comply with law, other contingencies and U.S. Government identification of deficiencies in our business systems.
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
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
We are a party to litigation and other proceedings that arise in the ordinary course of our business, including matters arising under provisions relating to the protection of the environment, and are subject to contingencies related to certain businesses we previously owned. These types of matters could result in fines, penalties, cost reimbursements or contributions, compensatory or treble damages or non-monetary sanctions or relief. We believe the probability is remote that the outcome of each of these matters will have a material adverse effect on the corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular interim reporting period. We cannot predict the outcome of legal or other proceedings with certainty. These matters include the proceedings summarized in “Note 8 - Legal Proceedings and Contingencies” included in our Notes to Consolidated Financial Statements and “Note 15 – Legal Proceedings, Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Form 10-K) filed with the U.S. Securities and Exchange Commission.
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
ITEM 1A. Risk Factors
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. “Item 1A. Risk Factors” of our 2020 Form 10-K describes some of the risks and uncertainties associated with our business, including U.S. Government funding, as further described in the “Industry Considerations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. These risks and uncertainties have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. Except for the risk factors discussed below, we do not believe that there have been any material changes to the risk factors disclosed in our 2020 Form 10-K.
U.S. Government sanctions on Turkey could adversely impact our results of operations and cash flows.
As a result of Turkey accepting delivery of the Russian S-400 air and missile defense system, the U.S. Government removed Turkey from the F-35 program in 2019 and in December 2020 imposed sanctions on Turkey’s defense procurement agency (SSB) and certain of the agency’s officers under the Countering America’s Adversaries Through Sanctions Act (CAATSA). The primary sanction imposed was a restriction on all new U.S. export licenses and authorizations for any goods or technology transferred to the SSB, but does not apply to current, valid export licenses and authorizations. We expect the U.S. Government to continue to engage Turkey on these issues, but we have no indication that the sanctions will be removed, that additional sanctions will not be imposed or that Turkey will not issue reciprocal sanctions.
Turkish suppliers continue to produce component parts for the F-35 program, some of which are single-sourced. We have made significant progress transitioning to non-Turkish suppliers, but due to the procedure to qualify new parts and suppliers, this collaborative process between DoD and Lockheed Martin is ongoing. During 2020, the DoD publicly confirmed that Turkish suppliers would be permitted to provide certain components for the F-35 through 2022. Efforts to date to re-establish our replacement capacity have significantly reduced our risk, but final resolution on a limited number of remaining components could affect F-35 deliveries, and any accelerated work stoppage would impact cost. We will continue to follow official U.S. Government guidance as it relates to completed Turkish aircraft and the export and import of component parts from the Turkish supply chain. The effects on the F-35 program of the U.S. Government sanctions on the SSB and Turkey’s removal from the F-35 program do not appear to be significant at this time. However, unforeseen actions could impact the timing of orders, disrupt the production of aircraft, delay delivery of aircraft, disrupt delivery of sustainment components produced in Turkey and impact funding on the F-35 program to include the result of any reprogramming of funds that may be necessary to mitigate the impact of alternate sources for component parts made in Turkey. While, in the case of the F-35 program, we expect that these costs ultimately would be recovered from the U.S. Government, the availability or timing of any recovery could adversely affect our cash flows and results of operations.
We have a number of contracts with Turkish industry for the Turkish Utility Helicopter Program (TUHP), which anticipates the co-production program with Turkish industry for production of T70 helicopters for use in Turkey, as well as the related provision of Turkish goods and services under buy-back or offset obligations, to include the future sales of helicopters built in Turkey for sale globally. Although existing export licenses should not be subject to the current sanctions, we expect pending and future export licensing applications and any required modifications, extensions or changes in scope to the existing licenses, where SSB is a party to the transaction, would be denied, adversely affecting our ability to perform the affected contracts. For example, we received a denial of a temporary import license application and a denial of an extension of a permanent export license application in April 2021 and June 2021 respectively, which impacts our ability to perform certain obligations under an agreement in support of TUHP and we subsequently provided force majeure notices under certain contracts related to TUHP. Some export licenses related to these programs are scheduled to expire later in 2021 and are unlikely to be renewed. These contracts may be restructured which could result in reduced future sales or terminated which could potentially impact our ability to recover certain costs. In addition, we have other programs where we work with Turkish industry, including for domestic U.S. BLACK HAWK helicopter production, that rely on components from Turkish suppliers. While these commercial relationships are not affected by the current sanctions, they could be adversely affected by the imposition of additional sanctions.

Although the existing sanctions are not currently expected to have a material effect on our business, they may result in the loss of future sales, and any future sanctions or reciprocal actions by Turkey could result in further restrictions on exports or imports, reductions in backlog, return of advance payments, costs to develop alternate supply sources, restrictions on payments, force majeure events or contract restructurings or terminations. Such activity also could result in claims from our suppliers, which may include both the amount established in any settlement agreements, the costs of evaluating supplier settlement proposals and the costs of negotiating settlement agreements. These effects could have a material impact on our operating results, financial position and cash flows.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the quarter ended June 27, 2021.
The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended June 27, 2021.

Period (a)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
				(in millions)
March 29, 2021 – April 25, 2021(c)	1,805,481	$—	1,805,481	$1,511
April 26, 2021 – May 30, 2021	523	$376.00	—	$1,511
May 31, 2021 – June 27, 2021(c)	519,950	$—	519,950	$1,511
Total(c)(d)	2,325,954	$376.00	2,325,431

(a)We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, June 27, 2021 was the last day of our June 2021 fiscal month.
(b)In October 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. From time to time, our Board of Directors authorizes increases to our share repurchase program. The total remaining authorization for future common share repurchases under our share repurchase program was $1.5 billion as of June 27, 2021. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans, including accelerated share repurchases. The program does not have an expiration date.
(c)During the first quarter of 2021,we entered into an accelerated share repurchase (ASR) agreement to repurchase $1.0 billion of our common stock through April 2021. Under the terms of the ASR agreement, we paid $1.0 billion and received an initial delivery of 1,851,680 shares of our common stock in February 2021. Upon final settlement of the ASR agreement in April 2021, we received an additional 1,016,194 shares of our common stock for no additional consideration based on the average price paid per share of $348.69, calculated with reference to the volume-weighted average price (VWAP) of our common stock over the term of the agreement, less a negotiated discount. Subsequently, in April 2021, we entered into a second ASR agreement to repurchase $500 million of our common stock. Under the terms of the second ASR agreement, we paid $500 million and received an initial delivery of 789,287 shares of our common stock in April 2021. Upon final settlement of the second ASR agreement in June 2021, we received an additional 519,950 shares of our common stock for no additional consideration based on the average price paid per share of $381.90, calculated with reference to the VWAP of our common stock over the term of the agreement, less a negotiated discount. See “Note 10 - Stockholders’ Equity” included in our Notes to Consolidated Financial Statements. Average Price Paid Per Share above does not include ASR shares.
(d)During the quarter ended June 27, 2021, the total number of shares purchased included 523 shares that were transferred to us by employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the program.

ITEM 6. Exhibits

Exhibit No.	Description

10.1	Amendment to Outstanding Long-Term Incentive Performance and Performance Stock Unit Award Agreements (effective June 24, 2021)

15	Acknowledgment of Independent Registered Public Accounting Firm

31.1	Certification of James D. Taiclet pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Kenneth R. Possenriede pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of James D. Taiclet and Kenneth R. Possenriede pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: July 26, 2021	By: /s/ Brian P. Colan
Brian P. Colan
Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)