Form 10-Q
period 2021-09-26
LOCKHEED MARTIN CORP
filed 2021-10-26
CIK 936468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2021
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
Large accelerated filer ☒ Accelerated filer ☐ Non–accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 275,786,440 shares of our common stock, $1 par value per share, outstanding as of October 20, 2021.

Lockheed Martin Corporation
Form 10-Q
For the Quarterly Period Ended September 26, 2021

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Lockheed Martin Corporation
Consolidated Statements of Earnings
(unaudited; in millions, except per share data)

	Quarters Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Net sales
Products	$13,475	$13,869	$41,486	$40,607
Services	2,553	2,626	7,829	7,759
Total net sales	16,028	16,495	49,315	48,366
Cost of sales
Products	(11,838)	(12,370)	(36,985)	(36,204)
Services	(2,332)	(2,363)	(7,000)	(6,915)
Severance and restructuring charges	—	—	(36)	—
Other unallocated, net	444	374	1,345	1,193
Total cost of sales	(13,726)	(14,359)	(42,676)	(41,926)
Gross profit	2,302	2,136	6,639	6,440
Other (expense) income, net	(8)	11	29	(85)
Operating profit	2,294	2,147	6,668	6,355
Interest expense	(141)	(145)	(423)	(442)
Non-service FAS pension (expense) income	(1,572)	54	(1,385)	164
Other non-operating income (expense), net	98	—	200	(29)
Earnings from continuing operations before income taxes	679	2,056	5,060	6,048
Income tax expense	(65)	(303)	(794)	(952)
Net earnings from continuing operations	614	1,753	4,266	5,096
Net loss from discontinued operations	—	(55)	—	(55)
Net earnings	$614	$1,698	$4,266	$5,041

Earnings (loss) per common share
Basic
Continuing operations	$2.22	$6.28	$15.37	$18.19
Discontinued operations	—	(0.20)	—	(0.20)
Basic earnings per common share	$2.22	$6.08	$15.37	$17.99
Diluted
Continuing operations	$2.21	$6.25	$15.32	$18.12
Discontinued operations	—	(0.20)	—	(0.20)
Diluted earnings per common share	$2.21	$6.05	$15.32	$17.92

Cash dividends paid per common share	$2.60	$2.40	$7.80	$7.20

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Comprehensive Income
(unaudited; in millions)

	Quarters Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Net earnings	$614	$1,698	$4,266	$5,041
Other comprehensive income, net of tax
Postretirement benefit plans
Net actuarial gain recognized due to plan remeasurements, net of $613 million tax	2,258	—	2,258	—
Pension settlement charge, net of $355 million tax	1,310	—	1,310	—
Amortization of previously deferred postretirement benefit plan costs	107	110	387	330
Other, net	(55)	34	(51)	(35)
Other comprehensive income, net of tax	3,620	144	3,904	295
Comprehensive income	$4,234	$1,842	$8,170	$5,336
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Balance Sheets
(in millions, except par value)

	September 26, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,727	$3,160
Receivables, net	2,267	1,978
Contract assets	12,697	9,545
Inventories	2,903	3,545
Other current assets	763	1,150
Total current assets	21,357	19,378
Property, plant and equipment, net	7,332	7,213
Goodwill	10,815	10,806
Intangible assets, net	2,768	3,012
Deferred income taxes	2,664	3,475
Other noncurrent assets	6,907	6,826
Total assets	$51,843	$50,710
Liabilities and equity
Current liabilities
Accounts payable	$1,520	$880
Contract liabilities	7,515	7,545
Salaries, benefits and payroll taxes	3,122	3,163
Current maturities of long-term debt	6	500
Other current liabilities	2,863	1,845
Total current liabilities	15,026	13,933
Long-term debt, net	11,668	11,669
Accrued pension liabilities	9,351	12,874
Other noncurrent liabilities	6,167	6,196
Total liabilities	42,212	44,672
Stockholders’ equity
Common stock, $1 par value per share	274	279
Additional paid-in capital	98	221
Retained earnings	21,476	21,636
Accumulated other comprehensive loss	(12,217)	(16,121)
Total stockholders’ equity	9,631	6,015
Noncontrolling interests in subsidiary	—	23
Total equity	9,631	6,038
Total liabilities and equity	$51,843	$50,710
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Cash Flows
(unaudited; in millions)

	Nine Months Ended
	September 26, 2021	September 27, 2020
Operating activities
Net earnings	$4,266	$5,041
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	999	927
Stock-based compensation	189	182
Equity method investment impairment	—	128
Tax resolution related to former IS&GS business	—	55
Pension settlement charge	1,665	—
Severance and restructuring charges	36	—
Changes in assets and liabilities
Receivables, net	(289)	(143)
Contract assets	(3,152)	(1,294)
Inventories	642	326
Accounts payable	653	247
Contract liabilities	(30)	300
Income taxes	55	58
Postretirement benefit plans	(200)	(130)
Other, net	119	679
Net cash provided by operating activities	4,953	6,376
Investing activities
Capital expenditures	(915)	(1,044)
Other, net	296	27
Net cash used for investing activities	(619)	(1,017)
Financing activities
Dividends paid	(2,178)	(2,036)
Repurchases of common stock	(2,000)	(1,100)
Issuance of long-term debt, net of related costs	—	1,131
Repayments of long-term debt	(500)	(1,150)
Other, net	(89)	(133)
Net cash used for financing activities	(4,767)	(3,288)
Net change in cash and cash equivalents	(433)	2,071
Cash and cash equivalents at beginning of period	3,160	1,514
Cash and cash equivalents at end of period	$2,727	$3,585
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
For the Quarters Ended September 26, 2021 and September 27, 2020
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiary	Total Equity
Balance at June 27, 2021	$276	$122	$21,961	$(15,837)	$6,522	$8	$6,530
Net earnings	—	—	614	—	614	—	614
Other comprehensive income, net of tax	—	—	—	3,620	3,620	—	3,620
Dividends declared	—	—	(775)	—	(775)	—	(775)
Repurchases of common stock	(2)	(174)	(324)	—	(500)	—	(500)
Stock-based awards, ESOP activity and other	—	150	—	—	150	—	150
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(8)	(8)
Balance at September 26, 2021	$274	$98	$21,476	$(12,217)	$9,631	$—	$9,631

Balance at June 28, 2020	$278	$—	$18,876	$(15,403)	$3,751	$35	$3,786
Net earnings	—	—	1,698	—	1,698	—	1,698
Other comprehensive income, net of tax	—	—	—	144	144	—	144
Dividends declared	—	—	(730)	—	(730)	—	(730)
Repurchases of common stock	—	(59)	—	—	(59)	—	(59)
Stock-based awards, ESOP activity and other	—	149	—	—	149	—	149
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(2)	(2)
Balance at September 27, 2020	$278	$90	$19,844	$(15,259)	$4,953	$33	$4,986
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
For the Nine Months Ended September 26, 2021 and September 27, 2020
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiary	Total Equity
Balance at December 31, 2020	$279	$221	$21,636	$(16,121)	$6,015	$23	$6,038
Net earnings	—	—	4,266	—	4,266	—	4,266
Other comprehensive income, net of tax	—	—	—	3,904	3,904	—	3,904
Dividends declared	—	—	(2,954)	—	(2,954)	—	(2,954)
Repurchases of common stock	(6)	(522)	(1,472)	—	(2,000)	—	(2,000)
Stock-based awards, ESOP activity and other	1	399	—	—	400	—	400
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(23)	(23)
Balance at September 26, 2021	$274	$98	$21,476	$(12,217)	$9,631	$—	$9,631

Balance at December 31, 2019	$280	$—	$18,401	$(15,554)	$3,127	$44	$3,171
Net earnings	—	—	5,041	—	5,041	—	5,041
Other comprehensive income, net of tax	—	—	—	295	295	—	295
Dividends declared	—	—	(2,757)	—	(2,757)	—	(2,757)
Repurchases of common stock	(3)	(256)	(841)	—	(1,100)	—	(1,100)
Stock-based awards, ESOP activity and other	1	346	—	—	347	—	347
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(11)	(11)
Balance at September 27, 2020	$278	$90	$19,844	$(15,259)	$4,953	$33	$4,986
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
As previously announced, on June 30, 2021 the UK Ministry of Defence terminated the contract to operate the UK’s nuclear deterrent program and assumed control of the entity that manages the program (referred to as the renationalization of the Atomic Weapons Establishment (AWE program). Accordingly, the AWE program, including the entity that manages the program, is no longer included in our financial results beginning in the third quarter of 2021. Because of the renationalization, no sales or operating profit for the AWE program are included in the company’s financial results for the quarter ended September 26, 2021. However, during the first six months of 2021, AWE generated sales of $865 million and operating profit of $15 million, which are included in the company’s financial results for the nine months ended September 26, 2021. During the quarter and nine months ended September 26, 2020, AWE generated sales of $350 million and $1.0 billion and operating profit of $10 million and $30 million, which are included in the company’s financial results for 2020.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited)

NOTE 2 - PENDING ACQUISITION OF AEROJET ROCKETDYNE
On December 20, 2020, we entered into an agreement to acquire Aerojet Rocketdyne Holdings, Inc. (“Aerojet Rocketdyne”) for $51.00 per share, which is net of a $5.00 per share special cash dividend Aerojet Rocketdyne paid to its stockholders on March 24, 2021. At the time of announcement, this represented a post-dividend equity value of approximately $4.6 billion, on a fully diluted as-converted basis, and a transaction value of approximately $4.4 billion after the assumption of Aerojet Rocketdyne’s then-projected net cash. We expect to finance the acquisition primarily through new debt issuances. The transaction was approved by Aerojet Rocketdyne’s stockholders on March 9, 2021, which was a closing condition. As part of the regulatory review process of the transaction, on September 24, 2021, we and Aerojet Rocketdyne each certified substantial compliance with the Federal Trade Commission’s (FTC) requests for additional information, known as a “second request”, and the parties continue to engage with the FTC. Subject to satisfactory completion of the regulatory review process and satisfaction of the other closing conditions specified in the acquisition agreement, we anticipate closing the transaction in the first quarter of 2022. As previously disclosed, under the acquisition agreement, the “outside” date that gives rise to certain termination rights will automatically be extended from December 21, 2021 to March 21, 2022 in circumstances where all conditions have been satisfied but for the receipt of regulatory approvals. Our financial results will not include Aerojet Rocketdyne’s results until the acquisition is closed.
NOTE 3 - EARNINGS PER COMMON SHARE
The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Weighted average common shares outstanding for basic computations	276.2	279.3	277.5	280.1
Weighted average dilutive effect of equity awards	1.1	1.3	1.0	1.2
Weighted average common shares outstanding for diluted computations	277.3	280.6	278.5	281.3
We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units (RSUs) and performance stock units (PSUs) and exercise of outstanding stock options based on the treasury stock method. There were no significant anti-dilutive equity awards during the quarters and nine months ended September 26, 2021 or September 27, 2020.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Net sales
Aeronautics	$6,568	$6,680	$19,621	$19,552
Missiles and Fire Control	2,781	2,971	8,474	8,391
Rotary and Mission Systems	3,980	3,998	12,329	11,783
Space	2,699	2,846	8,891	8,640
Total net sales	$16,028	$16,495	$49,315	$48,366
Operating profit
Aeronautics	$714	$705	$1,979	$2,116
Missiles and Fire Control	413	405	1,210	1,171
Rotary and Mission Systems	459	404	1,350	1,209
Space	264	248	826	781
Total business segment operating profit	1,850	1,762	5,365	5,277
Unallocated items
FAS/CAS operating adjustment	491	469	1,469	1,407
Stock-based compensation	(62)	(67)	(189)	(182)
Severance and restructuring charges	—	—	(36)	—
Other, net	15	(17)	59	(147)
Total unallocated items	444	385	1,303	1,078
Total consolidated operating profit	$2,294	$2,147	$6,668	$6,355
Intersegment sales
Aeronautics	$60	$59	$165	$179
Missiles and Fire Control	153	129	449	405
Rotary and Mission Systems	455	438	1,381	1,438
Space	95	83	269	296
Total intersegment sales	$763	$709	$2,264	$2,318
Amortization of purchased intangibles
Aeronautics	$—	$—	$(1)	$—
Missiles and Fire Control	(1)	(1)	(2)	(2)
Rotary and Mission Systems	(58)	(58)	(174)	(174)
Space	(2)	(7)	(46)	(21)
Total amortization of purchased intangibles	$(61)	$(66)	$(223)	$(197)

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
We recover CAS pension and other postretirement benefit plan cost through the pricing of our products and services on U.S. Government contracts and, therefore, recognize CAS pension cost in each of our business segment’s net sales and cost of sales. Our consolidated financial statements must present FAS pension and other postretirement benefit plan income calculated in accordance with FAS requirements under U.S. GAAP. The operating portion of the net FAS/CAS pension adjustment represents the difference between the service cost component of FAS pension (expense) income and total CAS pension cost. The non-service FAS pension (expense) income components are included in non-service FAS pension (expense) income in our consolidated statements of earnings. As a result, to the extent that CAS pension cost exceeds the service cost component of FAS pension (expense) income, we have a favorable FAS/CAS operating adjustment.
Our total net FAS/CAS pension adjustment for the quarters and nine months ended September 26, 2021 and September 27, 2020, including the service and non-service cost components of FAS pension (expense) income for our qualified defined benefit pension plans, were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Total FAS (expense) income and CAS costs
FAS pension (expense) income	$(1,598)	$29	$(1,465)	$88
Less: CAS pension cost	517	494	1,549	1,483
Net FAS/CAS pension adjustment	$(1,081)	$523	$84	$1,571

Service and non-service cost reconciliation
FAS pension service cost	$(26)	$(25)	$(80)	$(76)
Less: CAS pension cost	517	494	1,549	1,483
FAS/CAS operating adjustment	491	469	1,469	1,407
Non-service FAS pension (expense) income	(1,572)	54	(1,385)	164
Net FAS/CAS pension adjustment	$(1,081)	$523	$84	$1,571
The decrease in the net FAS/CAS pension adjustment during the quarter and nine months ended September 26, 2021 as compared to 2020 was principally driven by a noncash, non-operating pension settlement charge of $1.7 billion ($1.3 billion, or $4.72 per share, after-tax recognized in connection with the transfer of $4.9 billion of our gross defined benefit pension obligations and related plan assets to an insurance company on August 3, 2021. See “Note 7 -Postretirement Benefit Plans”.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Net sales by products and services, contract type, customer, and geographic region were as follows (in millions):

	Quarter Ended September 26, 2021
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$5,573	$2,429	$3,201	$2,272	$13,475
Services	995	352	779	427	2,553
Total net sales	$6,568	$2,781	$3,980	$2,699	$16,028
Net sales by contract type
Fixed-price	$4,819	$1,900	$2,617	$631	$9,967
Cost-reimbursable	1,749	881	1,363	2,068	6,061
Total net sales	$6,568	$2,781	$3,980	$2,699	$16,028
Net sales by customer
U.S. Government	$4,312	$1,938	$2,838	$2,671	$11,759
International (a)	2,229	847	1,047	22	4,145
U.S. commercial and other	27	(4)	95	6	124
Total net sales	$6,568	$2,781	$3,980	$2,699	$16,028
Net sales by geographic region
United States	$4,339	$1,934	$2,933	$2,677	$11,883
Asia Pacific	890	81	409	(14)	1,366
Europe	910	226	213	32	1,381
Middle East	360	527	246	4	1,137
Other	69	13	179	—	261
Total net sales	$6,568	$2,781	$3,980	$2,699	$16,028

	Nine Months Ended September 26, 2021
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$16,635	$7,410	$9,870	$7,571	$41,486
Services	2,986	1,064	2,459	1,320	7,829
Total net sales	$19,621	$8,474	$12,329	$8,891	$49,315
Net sales by contract type
Fixed-price	$14,473	$5,769	$8,096	$1,890	$30,228
Cost-reimbursable	5,148	2,705	4,233	7,001	19,087
Total net sales	$19,621	$8,474	$12,329	$8,891	$49,315
Net sales by customer
U.S. Government	$12,952	$6,155	$8,711	$7,941	$35,759
International (a)	6,611	2,316	3,384	926	13,237
U.S. commercial and other	58	3	234	24	319
Total net sales	$19,621	$8,474	$12,329	$8,891	$49,315
Net sales by geographic region
United States	$13,010	$6,158	$8,945	$7,965	$36,078
Asia Pacific	2,697	188	1,593	(10)	4,468
Europe	2,708	640	637	931	4,916
Middle East	955	1,452	593	5	3,005
Other	251	36	561	—	848
Total net sales	$19,621	$8,474	$12,329	$8,891	$49,315
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented approximately 28% and 27% of our total consolidated net sales for the quarter and nine months ended September 26, 2021 and 28% of our total consolidated net sales for both the quarter and nine months ended September 27, 2020.
Total assets for each of our business segments were as follows (in millions):

	September 26, 2021	December 31, 2020
Assets
Aeronautics	$12,369	$9,903
Missiles and Fire Control	5,056	4,966
Rotary and Mission Systems	17,807	18,035
Space	6,551	6,451
Total business segment assets	41,783	39,355
Corporate assets (a)	10,060	11,355
Total assets	$51,843	$50,710
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

	September 26, 2021	December 31, 2020
Contract assets	$12,697	$9,545
Contract liabilities	7,515	7,545
Contract assets increased $3.2 billion during the nine months ended September 26, 2021, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the nine months ended September 26, 2021 for which we have not yet billed our customers. There were no significant credit or impairment losses related to our contract assets during the quarters and nine months ended September 26, 2021 and September 27, 2020.
Contract liabilities decreased $30 million during the nine months ended September 26, 2021, primarily due to revenue recognized in excess of payments received on these performance obligations. During the quarter and nine months ended September 26, 2021, we recognized $700 million and $3.9 billion of our contract liabilities at December 31, 2020 as revenue. During the quarter and nine months ended September 27, 2020, we recognized $919 million and $3.5 billion of our contract liabilities at December 31, 2019 as revenue.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
NOTE 6 - INVENTORIES
Inventories consisted of the following (in millions):

	September 26, 2021	December 31, 2020
Materials, spares and supplies	$627	$612
Work-in-process	2,079	2,693
Finished goods	197	240
Total inventories	$2,903	$3,545
Costs incurred to fulfill a contract in advance of the contract being awarded are included in inventories as work-in-process if we determine that those costs relate directly to a contract or to an anticipated contract that we can specifically identify and contract award is probable, the costs generate or enhance resources that will be used in satisfying performance obligations, and the costs are recoverable (referred to as pre-contract costs). Pre-contract costs that are initially capitalized in inventory are generally recognized as cost of sales consistent with the transfer of products and services to the customer upon the receipt of the anticipated contract. All other pre-contract costs, including start-up costs, are expensed as incurred. As of September 26, 2021 and December 31, 2020, $767 million and $583 million of pre-contract costs were included in inventories.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
NOTE 7 - POSTRETIREMENT BENEFIT PLANS
FAS Expense (Income)
Our pretax FAS expense (income) related to our qualified defined benefit pension plans and retiree medical and life insurance plans consisted of the following (in millions):

	Quarters Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Qualified defined benefit pension plans
Operating:
Service cost	$26	$25	$80	$76
Non-operating:
Interest cost	302	385	923	1,154
Expected return on plan assets	(517)	(566)	(1,655)	(1,698)
Recognized net actuarial losses	210	213	714	637
Amortization of prior service credits	(88)	(86)	(262)	(257)
Pension settlement charge	1,665	—	1,665	—
Non-service FAS pension expense (income)	1,572	(54)	1,385	(164)
Total FAS pension expense (income)	$1,598	$(29)	$1,465	$(88)
Retiree medical and life insurance plans
Operating:
Service cost	$3	$3	$10	$10
Non-operating:
Interest cost	13	18	39	53
Expected return on plan assets	(35)	(32)	(105)	(96)
Recognized net actuarial gains	—	(1)	—	(3)
Amortization of prior service costs	9	10	27	29
Non-service FAS retiree medical and life (income)	(13)	(5)	(39)	(17)
Total FAS retiree medical and life (income)	$(10)	$(2)	$(29)	$(7)
We record the service cost component of FAS pension expense (income) as part of cost of sales; non-service cost components of our qualified defined benefit pension plans as part of non-service FAS pension (expense) income; and non-service income for our retiree medical and life insurance plans as part of other non-operating income (expense), net in the consolidated statements of earnings.
The recognized net actuarial losses and amortization of prior service credits or costs in the table above, along with similar costs related to our other postretirement benefit plans ($6 million and $13 million for the quarter and nine months ended September 26, 2021 and $4 million and $14 million for the quarter and nine months ended September 27, 2020) were reclassified from Accumulated Other Comprehensive Loss (AOCL) and recorded as a component of net periodic benefit cost (income) for the periods presented. These costs totaled $137 million ($107 million, net of tax) and $492 million ($387 million, net of tax) during the quarter and nine months ended September 26, 2021, and $140 million ($110 million, net of tax) and $420 million ($330 million, net of tax) during the quarter and nine months ended September 27, 2020 and were recorded on our consolidated statements of comprehensive income as an increase to other comprehensive income.
Purchase of Group Annuity Contracts and Pension Remeasurement
On August 3, 2021, we purchased group annuity contracts to transfer $4.9 billion of gross defined benefit pension obligations and related plan assets to an insurance company for approximately 18,000 U.S. retirees and beneficiaries. The group annuity contracts were purchased using assets from Lockheed Martin’s master retirement trust and no additional funding contribution was required by us. This transaction has no impact on the amount, timing, or form of the

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
monthly retirement benefit payments to the affected retirees and beneficiaries. In connection with this transaction, we recognized a noncash pension settlement charge of $1.7 billion ($1.3 billion, or $4.72 per share, after tax) for the affected plans in the quarter ended September 26, 2021, which represents the accelerated recognition of actuarial losses that were included in the AOCL account within stockholders’ equity.
As a result of this transaction, we were required to remeasure the benefit obligations and plan assets for the affected defined benefit pension plans as of the August 3, 2021 close date. The remeasurement reflects the use of updated actuarial assumptions as of the remeasurement date, primarily the discount rate and actual return on plan assets.
The following table provides a reconciliation of the benefit obligations, plan assets and net unfunded status related to all of our qualified defined benefit pension plans, inclusive of the plans affected by the interim remeasurement and plans that were not, for the nine months ended September 26, 2021 (in millions):

Change in benefit obligation
Beginning balance at December 31, 2020	$51,352
Service cost	80
Interest cost	923
Benefits paid	(1,611)
Settlements(a)	(4,885)
Change in benefit obligation due to remeasurement(b)	(1,253)
Ending balance at September 26, 2021	$44,606
Change in plan assets
Beginning balance at December 31, 2020	$38,481
Expected return on plan assets(c)	1,655
Incremental return on plan assets recognized in remeasurement(c)	1,618
Benefits paid	(1,611)
Settlements(a)	(4,885)
Company contributions	—
Ending balance at September 26, 2021	$35,258
Net Unfunded status of the plans(d)	$(9,348)

(a)Represents the transfer of gross defined benefit pension obligations and related plan assets to an insurance company pursuant to the group annuity contracts purchased on August 3, 2021.
(b)Primarily reflects an increase in the discount rate from 2.50% at December 31, 2020 to 2.75% at the remeasurement date.
(c)The expected return on plan assets represents approximately 4.00% for the period January 1, 2021 through August 3, 2021 (the proportional effect, or approximately seven twelfths, of our previously expected 7.00% annual long-term rate of return on plan assets assumption). The incremental return on plan assets recognized in remeasurement represents the difference between our actual return on plan assets of approximately 8.00% and our expected return of approximately 4.00% for the period January 1, 2021 through August 3, 2021.
(d)For plans where the benefit obligation is in excess of plan assets, we report the net obligation (which was $9,351 million as of September 26, 2021) as part of accrued pension liabilities on our consolidated balance sheet. Conversely, for plans where the assets exceed the benefit obligation, we include the net asset (which was $3 million as of September 26, 2021) as part of other noncurrent assets on our consolidated balance sheet. The net unfunded status of the plans of $9,348 million in the table above represents the net total of these two amounts.
In connection with the plan remeasurements, we lowered our expected long-term rate of return on plan assets from 7.00% to 6.50%, which reflects recent changes in our asset allocation targets.
The plan remeasurement resulted in a decrease of $2.9 billion to our net unfunded pension obligations (which includes the change in benefit obligation due to remeasurement of $1.3 billion and the incremental return on plan assets recognized in remeasurement of $1.6 billion in the table above) with a corresponding increase of $2.3 billion after taxes in stockholders’ equity. The change in stockholders’ equity reflects the decrease in deferred actuarial losses, which will be recognized as an increase in net FAS pension income (or a decrease in net FAS pension expense) over the estimated remaining life expectancy of the covered employees beginning in the third quarter of 2021. However, deferred net actuarial gains or losses in stockholders’ equity are adjusted annually when the funded status of our postretirement benefit plans are measured, which will result in additional changes to our FAS pension income or expense in future periods.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
The purchase of the group annuity contracts and the pension remeasurement did not have an impact on our CAS pension cost and did not significantly impact our total FAS pension expense or net FAS/CAS pension adjustment for the quarter ended September 26, 2021 or expected full year 2021, except for the noncash pension settlement charge. The increase in the discount rate, incremental return on plan assets, and settlement charge reduced FAS pension expense in future periods, which was offset by the impact of the lower expected long-term rate of return on plan assets.
Funding Requirements
The required funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended, along with consideration of CAS and Internal Revenue Code rules. We made no contributions to our qualified defined benefit pension plans during the quarters and nine months ended September 26, 2021 and September 27, 2020.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
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

Lockheed Martin v. Metropolitan Transportation Authority
On April 24, 2009, we filed a declaratory judgment action against the New York Metropolitan Transportation Authority and its Capital Construction Company (collectively, the MTA) asking the U.S. District Court for the Southern District of New York to find that the MTA is in material breach of our agreement based on the MTA’s failure to provide access to sites where work must be performed and the customer-furnished equipment necessary to complete the contract. The MTA filed an answer and counterclaim alleging that we breached the contract and subsequently terminated the contract for alleged default. The primary damages sought by the MTA are the costs to complete the contract and potential re-procurement costs. While we are unable to estimate the cost of another contractor to complete the contract and the costs of re-procurement, we note that our contract with the MTA had a total value of $323 million, of which $241 million was paid to us, and that the MTA is seeking damages of approximately $190 million. We dispute the MTA’s allegations and are defending against them. Additionally, following an investigation, our sureties on a performance bond related to this matter, who were represented by independent counsel, concluded that the MTA’s termination of the contract was improper. Finally, our declaratory judgment action was later amended to include claims for monetary damages against the MTA of approximately $95 million. This matter was taken under submission by the District Court in December 2014, after a five-week bench trial and the filing of post-trial pleadings by the parties. We continue to await a decision from the District Court. Although this matter relates to our former Information Systems & Global Solutions (IS&GS) business, we retained responsibility for the litigation when we divested IS&GS in 2016.
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
At September 26, 2021 and December 31, 2020, the aggregate amount of liabilities recorded relative to environmental matters was $771 million and $789 million, most of which are recorded in other noncurrent liabilities on our consolidated balance sheets. We have recorded assets for the portion of environmental costs that are probable of future

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
recovery under U.S. Government contracts totaling $669 million and $685 million at September 26, 2021 and December 31, 2020, most of which are recorded in other noncurrent assets on our consolidated balance sheets.
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
We also are evaluating the potential impact of existing and contemplated legal requirements addressing a class of chemicals known generally as per- and polyfluoroalkyl substances (PFAS). PFAS have been used ubiquitously, such as in fire-fighting foams, manufacturing processes, and stain- and stick-resistant products (e.g., Teflon, stain-resistant fabrics). Because we have used products and processes over the years containing some of those compounds, they likely exist as contaminants at many of our environmental remediation sites. Governmental authorities have announced plans, and in some instances have begun, to regulate certain of these compounds at extremely low concentrations in drinking water, which could lead to increased cleanup costs at many of our environmental remediation sites.
Letters of Credit, Surety Bonds and Third-Party Guarantees
We have entered into standby letters of credit and surety bonds issued on our behalf by financial institutions, and we have directly issued guarantees to third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as joint venture partners. We had total outstanding letters of credit, surety bonds and third-party guarantees aggregating $3.4 billion at both September 26, 2021 and December 31, 2020. Third-party guarantees do not include guarantees issued on behalf of subsidiaries and other consolidated entities.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
At September 26, 2021 and December 31, 2020, third-party guarantees totaled $842 million and $871 million, of which approximately 69% and 71% related to guarantees of contractual performance of joint ventures to which we currently are or previously were a party. These amounts represent our estimate of the maximum amounts we would expect to incur upon the contractual non-performance of the joint venture, joint venture partners or divested businesses. Generally, we also have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner.
In determining our exposures, we evaluate the reputation, performance on contractual obligations, technical capabilities and credit quality of our current and former joint venture partners and the transferee under novation agreements all of which include a guarantee as required by the FAR. At September 26, 2021 and December 31, 2020, there were no material amounts recorded in our financial statements related to third-party guarantees or novation agreements.
NOTE 9 - FAIR VALUE MEASUREMENTS
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	September 26, 2021			December 31, 2020
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Mutual funds	$1,377	$1,377	$—	$1,335	$1,335	$—
U.S. Government securities	102	—	102	92	—	92
Other securities	649	436	213	555	341	214
Derivatives	19	—	19	52	—	52
Liabilities
Derivatives	40	—	40	22	—	22
Assets measured at NAV (a)
Other commingled funds	21			20
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
designated as hedges and do not qualify for hedge accounting, which are intended to mitigate certain economic exposures.
The aggregate notional amount of our outstanding foreign currency hedges was $3.4 billion at both September 26, 2021 and December 31, 2020. The aggregate notional amount of our outstanding interest rate swaps was $500 million and $572 million at September 26, 2021 and December 31, 2020. The fair values of our outstanding foreign currency hedges and interest rate swaps at September 26, 2021 and December 31, 2020 were not significant. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters and nine months ended September 26, 2021 and September 27, 2020. Substantially all of our derivatives are designated for hedge accounting.
In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $15.6 billion and $16.9 billion at September 26, 2021 and December 31, 2020. The outstanding principal amount of debt was $12.8 billion at September 26, 2021 and $13.3 billion at December 31, 2020, excluding $1.1 billion of unamortized discounts and issuance costs at both September 26, 2021 and December 31, 2020. The estimated fair values of our outstanding debt were determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates and credit spreads (Level 2). We also hold investments in early stage companies. Most of these investments are in equity securities without readily determinable fair values. Investments with quoted market prices in active markets (Level 1) are recorded at fair value at the end of each reporting period and reflected in other securities in the table above. See “Note 11 - Other - Lockheed Martin Ventures Fund”.
NOTE 10 - STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
During the nine months ended September 26, 2021, we repurchased 5.6 million shares of our common stock for $2.0 billion under accelerated share repurchase (ASR) agreements pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The total remaining authorization for future common share repurchases under our share repurchase program was $6.0 billion as of September 26, 2021, including a $5.0 billion increase to the program authorized by our Board of Directors on September 23, 2021. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.
Dividends
We declared cash dividends totaling $775 million ($2.80 per share) and $3.0 billion ($10.60 per share) during the quarter and nine months ended September 26, 2021. Dividends declared in the quarter ended September 26, 2021 represent our 2021 fourth quarter dividend payment, a per share increase of $0.20 over our 2021 third quarter dividend of $2.60 per share, which we declared in the second quarter of 2021. Our fourth quarter dividend will be paid in December 2021. We declared dividends totaling $730 million ($2.60 per share) and $2.8 billion ($9.80 per share) during the quarter and nine months ended September 27, 2020. The total amount declared may differ from the total amount of dividends paid during a period due to the timing of dividend-equivalents paid on RSUs and PSUs. These dividend-equivalents are accrued during the vesting period and are paid upon the vesting of the RSUs and PSUs, which primarily occurs in the first quarter each year.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Accumulated Other Comprehensive Loss
Changes in the balance of AOCL, net of tax, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL
Balance at December 31, 2020	$(16,155)	$34	$(16,121)
Other comprehensive income (loss) before reclassifications (a)	2,258	(55)	2,203
Amounts reclassified from AOCL
Pension settlement charge (b)	1,310	—	1,310
Recognition of net actuarial losses (c)	579	—	579
Amortization of net prior service credits (c)	(192)	—	(192)
Other	—	4	4
Total reclassified from AOCL	1,697	4	1,701
Total other comprehensive income (loss)	3,955	(51)	3,904
Balance at September 26, 2021	$(12,200)	$(17)	$(12,217)

Balance at December 31, 2019	$(15,528)	$(26)	$(15,554)
Other comprehensive loss before reclassifications	—	(40)	(40)
Amounts reclassified from AOCL
Recognition of net actuarial losses (c)	517	—	517
Amortization of net prior service credits (c)	(187)	—	(187)
Other		5	5
Total reclassified from AOCL	330	5	335
Total other comprehensive income (loss)	330	(35)	295
Balance at September 27, 2020	$(15,198)	$(61)	$(15,259)

(a)Changes in AOCL before reclassifications related to our postretirement benefit plans represent the net actuarial gains from the interim remeasurement of certain defined benefit pension plans required as a result of the purchase of group annuity contracts to transfer $4.9 billion of our gross defined benefit pension obligations and related plan assets to an insurance company on August 3, 2021. See “Note 7 - Postretirement Benefit Plans”.
(b)During the quarter ended September 26, 2021, we recognized a noncash, non-operating pension settlement charge of $1.7 billion ($1.3 billion, or $4.72 per share, after-tax) in connection with the purchase of group annuity contracts to transfer $4.9 billion of our gross defined benefit pension obligations and related plan assets to an insurance company on August 3, 2021. See “Note 7 - Postretirement Benefit Plans”.
(c)Reclassifications from AOCL related to our postretirement benefit plans were recorded as a component of FAS expense (income) for each period presented. See “Note 7 - Postretirement Benefit Plans”. These amounts include $107 million and $110 million, net of tax, for the quarters ended September 26, 2021 and September 27, 2020, which are comprised of the recognition of net actuarial losses of $171 million and $173 million for the quarters ended September 26, 2021 and September 27, 2020, and the amortization of net prior service credits of $64 million and $63 million for the quarters ended September 26, 2021 and September 27, 2020.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
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
Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit by approximately $580 million and $1.5 billion during the quarter and nine months ended September 26, 2021 and $415 million and $1.4 billion during the quarters and nine months ended September 27, 2020. These adjustments increased net earnings by approximately $458 million ($1.65 per share) and $1.2 billion ($4.14 per share) during the quarter and nine months ended September 26, 2021 and $328 million ($1.17 per share) and $1.1 billion ($3.82 per share) during the quarter and nine months ended September 27, 2020. We recognized net sales from performance obligations satisfied in prior periods of approximately $616 million and $1.6 billion during the quarter and nine months ended September 26, 2021, and $487 million and $1.5 billion during the quarter and nine months ended September 27, 2020, which primarily relate to changes in profit booking rates that impacted revenue.
As previously disclosed, we have experienced performance issues on a classified fixed-price incentive fee contract that involves highly complex design and systems integration at our Aeronautics business segment. During the second quarter of 2021, we completed a comprehensive review and negotiation of scope of the program with our customer, including the technical requirements, performance to date, remaining work, schedule, and estimated costs to complete the program. At the conclusion of the review, we determined that the total costs to complete the current phase of the program will exceed the contract price. Accordingly, during the second quarter of 2021, we recognized a loss of $225 million ($169 million, or $0.61 per share, after tax) on the program at our Aeronautics business segment, which represented our estimated total losses on the current phase of the program. During the third quarter of 2021, we signed a Memorandum of Agreement (MOA) with the customer to modify the contract scope and price. We are working with the customer to incorporate the MOA updates into the contract, which we currently expect to complete by the end of 2021. The terms of the MOA are consistent with the assumptions used to estimate the loss recognized in the second quarter of 2021. Therefore, our current estimated loss remains at $225 million. We will continue to monitor our performance, any future changes in scope, and estimated costs to complete the program and may have to record additional losses in future periods if we experience further performance issues, increases in scope, or cost growth, which could be material to our operating results. In addition, we and our industry team will incur advanced procurement costs (also referred to as precontract costs) in order to enhance our ability to achieve the revised schedule and certain milestones. We will monitor the recoverability of precontract costs, which could be impacted by the customer’s decision regarding future phases of the program.
As previously disclosed, we are responsible for a program to design, develop and construct a ground-based radar at our RMS business segment. The program has experienced performance issues for which we have periodically accrued reserves. During the quarter ended September 26, 2021, we revised our estimated costs to complete the program by reviewing the technical requirements, performance to date, remaining work, and schedule and recorded a charge of

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
approximately $45 million ($34 million, or $0.12 per share, after-tax) at our RMS business segment, which resulted in cumulative losses of approximately $280 million on this program as of September 26, 2021. We will continue to monitor our performance, any future changes in scope, and estimated costs to complete the program and may have to record additional losses in future periods if we experience further performance issues, increases in scope, or cost growth. However, based on the losses previously recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our operating results or financial condition.
As previously disclosed, we have a program, EADGE-T, to design, integrate and install an air missile defense command, control, communications, computers - intelligence (C4I) system for an international customer that has experienced performance issues and for which we have periodically accrued reserves at our RMS business segment. As of September 26, 2021, cumulative losses remained at approximately $260 million. We continue to monitor program requirements and our performance. At this time, we do not anticipate additional charges that would be material to our operating results or financial condition.
As previously disclosed, we had a program to design, develop and install an upgraded turret for the Warrior Capability Sustainment Program (“Warrior”) at our MFC business segment. In March 2021, we received notification from our customer that it had made a decision to not proceed with the demonstration and manufacturing phases of the program and we were directed to suspend work on the program. We worked with our customer to develop a plan to wind down the program and entered into negotiations about final scope, milestones, remaining costs, and price during the second quarter of 2021. These negotiations were completed during the third quarter of 2021 along with the final settlement of substantially all of our claims. Upon completion of final settlements, we determined that future losses will not be incurred. As a result, we reversed previously recognized losses of approximately $25 million ($19 million, or $0.07 per share, after-tax) during the quarter ended September 26, 2021 to reflect the removal of terminated scope on this program, net of incremental close-out costs, and the settlement of the claims. Total cumulative losses on this program were approximately $75 million at September 26, 2021.
Backlog
Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. Our backlog includes both funded (firm orders for our products and services for which funding has been both authorized and appropriated by the customer) and unfunded (firm orders for which funding has not been appropriated) amounts. We do not include unexercised options or potential orders under indefinite-delivery, indefinite-quantity agreements in our backlog. For our cost-reimbursable and fixed-priced-incentive contracts, the estimated consideration we expect to receive pursuant to the terms of the contract may exceed the contractual award amount. The estimated consideration is determined at the outset of the contract and is continuously reviewed throughout the contract period. In determining the estimated consideration, we consider the risks related to the technical, schedule and cost impacts to complete the contract and an estimate of any variable consideration. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of September 26, 2021, our ending backlog was $134.8 billion. We expect to recognize approximately 38% of our backlog over the next 12 months and approximately 60% over the next 24 months as revenue with the remainder recognized thereafter.
Lockheed Martin Ventures Fund
Through our Lockheed Martin Ventures Fund, we make strategic investments in certain early stage companies that we believe are advancing or developing new technologies applicable to our business. These investments may be in the form of common or preferred stock, warrants, convertible debt securities or investments in funds. Most of the investments are in equity securities without readily determinable fair values, which are measured initially at cost and are then adjusted to fair value only if there is an observable price change or reduced for impairment, if applicable. Investments with quoted market prices in active markets (Level 1) are recorded at fair value at the end of each reporting period. The carrying amounts of investments held in our Lockheed Martin Ventures Fund were $355 million and $173 million at September 26, 2021 and December 31, 2020. During the quarter and nine months ended September 26, 2021, we recorded $98 million ($74 million, or $0.27 per share, after-tax) and $180 million ($135 million, or $0.49 per share, after-tax) of net gains due to

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
changes in fair value and/or sales of investments which are reflected in the other non-operating income, net account on our consolidated statements of earnings.
Investment in Advanced Military Maintenance, Repair and Overhaul Center LLC (AMMROC)
In July 2020, we entered into an agreement to sell our ownership interest in AMMROC to our joint venture partner for $307 million. As a result, we adjusted the carrying value of our investment to the selling price of $307 million, which resulted in the recognition of a noncash impairment charge of $128 million ($96 million, or $0.34 per share, after-tax) in our results of operations during the nine months ended September 27, 2020. The sale was completed on November 25, 2020. The purchase price was paid in cash installments in 2021, of which we received $231 million as of September 26, 2021 (the end of our third quarter). The final installment payment of $76 million was received on September 30, 2021 (subsequent to our third quarter).
Severance and Restructuring Charges
During the first quarter of 2021, we recorded severance and restructuring charges of $36 million ($28 million, or $0.10 per share, after-tax) associated with plans to close and consolidate certain facilities and reduce total workforce within our RMS business segment. The actions were taken to better align RMS' organization and cost structure to improve the efficiency of its operations and affordability of its products and services. Upon separation, terminated employees were to receive lump-sum severance payments primarily based on years of service, the majority of which will be paid over the next several quarters.
Income Taxes
Our effective income tax rate was 9.6% and 15.7% for the quarters and nine months ended September 26, 2021, and 14.7% and 15.7% for the quarters and nine months ended September 27, 2020. The rate for the third quarter of 2021 is lower than the third quarter of 2020 primarily due to lower pretax earnings resulting from a noncash pension settlement charge of $1.7 billion, which reduced the tax expense by approximately $355 million. The rates for both periods benefited from tax deductions for foreign derived intangible income, the research and development tax credit, and dividends paid to the corporation's defined contribution plans with an employee stock ownership plan feature.
Net Loss on Discontinued Operations
During the third quarter of 2020, we recognized a $55 million ($0.20 per share) non-cash charge resulting from the resolution of certain tax matters related to the former IS&GS business divested in 2016.
Revolving Credit Facility
On August 24, 2021, we entered into a new $3.0 billion revolving credit facility (the Revolving Credit Facility) with various banks that is available for general corporate purposes including supporting commercial paper borrowings and which has an expiration date of August 24, 2026. We concurrently terminated our existing $2.5 billion revolving credit facility. We may request and the banks may grant, at their discretion, an increase in the borrowing capacity under the Revolving Credit Facility of up to an additional $500 million. There were no borrowings outstanding under the Revolving Credit Facility at September 26, 2021.

Long-Term Debt
In September 2021, we repaid $500 million of long-term notes with a fixed interest rate of 3.35% according to their scheduled maturities.
In May 2020, we received net cash proceeds of $1.1 billion from issuance of senior unsecured notes. In June 2020, we used the net proceeds from the offering plus cash on hand to redeem $750 million of notes due in 2020 and $400 million of notes due in 2021, each at their redemption price.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
NOTE 12 - RECENT ACCOUNTING PRONOUNCEMENTS
In 2017, the United Kingdom’s Financial Conduct Authority (FCA) announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (LIBOR), which have been widely used as reference rates for various securities and financial contracts, including loans, debt and derivatives. This announcement indicates that the continuation of LIBOR on the current basis is not guaranteed after 2021. Subsequently in March 2021, the FCA announced some USD LIBOR tenors (overnight, 1 month, 3 month, 6 month and 12 month) will continue to be published until June 30, 2023. Regulators in the U.S. and other jurisdictions have been working to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as the Secured Overnight Financing Rate (SOFR) for USD LIBOR. Currently, our credit facility and certain of our derivative instruments reference LIBOR-based rates. Our credit facility contains provisions specifying alternative interest rate calculations to be employed when LIBOR ceases to be available as a benchmark; and we have adhered to the ISDA 2020 IBOR Fallbacks Protocol, which will govern our derivatives upon the final cessation of USD LIBOR. ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended, helps limit the accounting impact from contract modifications, including hedging relationships, due to the transition from LIBOR to alternative reference rates that are completed by December 31, 2022. We do not expect a significant impact to our operating results, financial position or cash flows from the transition from LIBOR to alternative reference interest rates, but we will continue to monitor the impact of this transition until it is completed.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lockheed Martin Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Lockheed Martin Corporation (the Corporation) as of September 26, 2021, the related consolidated statements of earnings, comprehensive income and equity for the quarters and nine months ended September 26, 2021 and September 27, 2020, and consolidated statements of cash flows for the nine months ended September 26, 2021 and September 27, 2020, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
October 26, 2021

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS OVERVIEW
We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics, system integration and cybersecurity services. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. During the nine months ended September 26, 2021, 72% of our $49.3 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 63% from the Department of Defense (DoD)), 27% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government) and 1% were from U.S. commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security and information technology, including cybersecurity.
The following discussion is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and with our 2020 Form 10-K.
Renationalization of the Atomic Weapons Establishment Program
As previously announced, on June 30, 2021 the UK Ministry of Defence terminated the contract to operate the UK’s nuclear deterrent program and assumed control of the entity that manages the program (referred to as the renationalization of the Atomic Weapons Establishment (AWE program). Accordingly, the AWE program, including the entity that manages the program, is no longer included in our financial results beginning in the third quarter of 2021. Because of the renationalization, no sales or operating profit for the AWE program are included in the company’s financial results for the quarter ended September 26, 2021. However, during the first six months of 2021, AWE generated sales of $865 million and operating profit of $15 million, which are included in the company’s financial results for the nine months ended September 26, 2021. During the quarter and nine months ended September 26, 2020, AWE generated sales of $350 million and $1.0 billion and operating profit of $10 million and $30 million which are included in the company’s financial results for 2020.

Pending Acquisition Of Aerojet Rocketdyne
On December 20, 2020, we entered into an agreement to acquire Aerojet Rocketdyne Holdings, Inc. (“Aerojet Rocketdyne”) for $51.00 per share, which is net of a $5.00 per share special cash dividend Aerojet Rocketdyne paid to its stockholders on March 24, 2021. At the time of announcement, this represented a post-dividend equity value of approximately $4.6 billion, on a fully diluted as-converted basis, and a transaction value of approximately $4.4 billion after the assumption of Aerojet Rocketdyne’s then-projected net cash. We expect to finance the acquisition primarily through new debt issuances. The transaction was approved by Aerojet Rocketdyne’s stockholders on March 9, 2021, which was a closing condition. As part of the regulatory review process of the transaction, on September 24, 2021, we and Aerojet Rocketdyne each certified substantial compliance with the Federal Trade Commission’s (FTC) requests for additional information, known as a “second request”, and the parties continue to engage with the FTC. Subject to satisfactory completion of the regulatory review process and satisfaction of the other closing conditions specified in the acquisition agreement, we anticipate closing the transaction in the first quarter of 2022. As previously disclosed, under the acquisition agreement, the “outside” date that gives rise to certain termination rights will automatically be extended from December 21, 2021 to March 21, 2022 in circumstances where all conditions have been satisfied but for the receipt of regulatory approvals. Our financial results will not include Aerojet Rocketdyne’s results until the acquisition is closed.
COVID-19
The COVID-19 pandemic continues to present business challenges in 2021. During the first nine months of 2021, we continued to experience impacts in each of our business areas related to COVID-19, primarily in continued increased coronavirus-related costs, delays in supplier deliveries, travel restrictions, site access and quarantine restrictions, and the remote work and adjusted work schedules. In the second quarter of 2021, we had initiated a plan to reintroduce employees that had been working remotely to the workplace, however, we paused the reintroduction as COVID-19 cases rose in the third quarter of 2021. Although we have not yet returned to pre-pandemic operations, we are experiencing stabilization of our employee attendance. We continued to take measures to protect the health and safety of our employees, including measures to facilitate the provision of vaccines to our employees in line with state and local guidelines. We also continued to work with our customers and suppliers to minimize disruptions, including using accelerated progress payments from the U.S. Government and cash on hand to accelerate $1.5 billion of payments to our suppliers as of September 26, 2021 that are due by their terms in future periods. We will continue to monitor risk driven by the pandemic and, based on our current assessment, we expect to continue to accelerate payments to our suppliers based on risk assessed need through the end of 2022. Consistent to our current acceleration approach, we will prioritize small and COVID-19 impacted businesses.
We are closely tracking developments regarding the Administration’s Path Out Of The Pandemic: COVID-19 Action Plan, announced by President Biden on September 9, 2021, including Executive Order 14042, the Safer Federal Workforce Task Force guidance issued September 24, 2021, and the DoD’s Force Health Protection Guidance. As of September 13, 2021, all personnel working at DoD facilities, including Lockheed Martin employees, must comply with DoD’s process to attest to vaccination status. Pursuant to the DoD mandate, this is required for physical access to DoD buildings and leased spaces in non-DoD buildings where official agency business is performed. Additionally, pursuant to Executive Order 14042, all U.S. based employees of Lockheed Martin and most of its suppliers, industry partners and contractors working directly or indirectly on covered government contracts, or working at a facility where those contracts are performed, administered, or otherwise supported, must be fully vaccinated, or have an approved medical or religious accommodation. This includes employees who telework. Contractors that are not working directly or indirectly on covered government contracts but who work at a facility where covered contracts are performed, administered, or otherwise supported are strongly encouraged to be fully vaccinated. We have determined the December 8, 2021 deadline for vaccination will apply to all U.S. sites. We are in the process of executing this executive order across our workforce. It is uncertain to what extent compliance with the vaccine mandate may result in workforce attrition for us or our suppliers. If attrition is significant, our operations and ability to execute on our contracts could be adversely affected.
The ultimate impact of COVID-19 on our operations and financial performance in future periods, including our ability to execute our programs in the expected timeframe, remains uncertain and will depend on future COVID-19 related developments, including the duration of the pandemic, any potential subsequent waves of COVID-19 infection or potential new variants, the effectiveness of COVID-19 vaccines and the impacts of implementation of the vaccine mandates, and related government actions to prevent and manage disease spread, all of which are uncertain and cannot be predicted. The long-term impacts of COVID-19 on government budgets and other funding priorities, including international priorities, that impact demand for our products and services are also difficult to predict but could negatively affect our future results and business operations.
For additional risks to the corporation related to the COVID-19 pandemic, see Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Form 10-K).
2021 Financial Outlook
We now expect our 2021 net sales to increase from 2020 to approximately $67 billion. The projected growth is driven by F-16 and classified programs at Aeronautics, increased volume within integrated air and missile defense programs at MFC, increased volume on Sikorsky helicopter programs and training and logistics solutions programs at RMS, and hypersonics development volume at Space. We continue to expect total business segment operating profit margin in 2021 to be approximately 11.0%. Cash from operations in 2021 is now expected to be greater than or equal to $8.3 billion, with no pension contributions.
It is our practice not to incorporate adjustments into our financial outlook for proposed acquisitions, divestitures, ventures, pension risk transfer transactions, changes in law, or new accounting standards until such items have been consummated, enacted or adopted. The outlook for 2021 assumes continued support and funding of our programs, known impacts of COVID-19, no additional impact to Lockheed Martin operations or the supply chain due to continued COVID-19 disruption or implementation of the vaccine executive order, continued accelerated payments to suppliers at current levels, and a statutory tax rate of 21%. Our 2021 outlook also reflects the supply chain impacts experienced in the third quarter of 2021 and the impact of net gains from investments held by the Lockheed Martin Ventures Fund recognized in the first nine months of 2021, but does not include any future gains or losses related to market volatility and changes in valuations of our investment holdings. Additionally, it assumes that there will not be significant reductions in customer budgets, changes in funding priorities and that the U.S. Government will not operate under a continuing resolution for an extended period in which new contract and program starts are restricted.
Changes in circumstances may require us to revise our assumptions, which could materially change our current estimate of 2021 net sales, segment operating margin and cash from operations.

2022 Financial Trends
We expect 2022 net sales to decline from expected 2021 levels to approximately $66 billion and 2022 total business segment operating margin to be approximately 11.0%. Cash from operations in 2022 is expected to be greater than or equal to $8.4 billion, which excludes a potential decrease in 2022 cash from operations of up to $2 billion if the provisions in the Tax Cuts and Jobs Act of 2017 that eliminate the option to immediately deduct research and development expenditures in the period incurred and requires companies to amortize such expenditures over five years is not modified or repealed by Congress before it takes effect on January 1, 2022. Although we continue to have ongoing discussions with members of Congress, both on our own and with other industries through coalitions, we have no assurance that these provisions will be modified or repealed. See “Income Tax Expense” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding potential impacts of changes in tax laws and regulations, including the treatment of research and development costs.
The preliminary outlook for 2022 also assumes continued support and funding of our programs, a statutory tax rate of 21%, known impacts of COVID-19, and the continued acceleration of supplier payments at current levels. No additional impacts to the company’s operations, supply chain, or financial results as a result of continued COVID-19 disruption or implementation of the vaccine executive order have been incorporated into our preliminary outlook for 2022 as the company cannot predict how the pandemic will evolve or what impact it will continue to have. The ultimate impacts of COVID-19 on our financial results remains uncertain and there can be no assurance that our underlying assumptions are correct. Additionally, the company’s preliminary outlook for 2022 assumes that there will not be significant reductions in customer budgets, changes in funding priorities and that the U.S. Government will not operate under a continuing resolution for an extended period in which new contract and program starts are restricted. It also does not incorporate the pending acquisition of Aerojet Rocketdyne Holdings, Inc. Changes in circumstances may require us to revise our assumptions, which could materially change our current estimate of 2022 net sales, business segment operating margin, and cash flows.
We currently expect a total net FAS/CAS pension benefit of approximately $2.2 billion in 2022, which includes total expected U.S. Government cost accounting standards (CAS) pension cost of approximately $1.8 billion and total expected financial accounting standards (FAS) pension income of approximately $400 million. The estimated FAS pension income amount assumes a 2.75% discount rate (the same rate used for the remeasurement of the defined benefit pension plans impacted by the pension risk transfer transaction in the third quarter of 2021), a 10.0% return on plan assets in 2021, and a 6.5% expected long-term rate of return on plan assets in future years, among other assumptions. A change of plus or minus 25 basis points to the assumed discount rate, with all other assumptions held constant, would result in an incremental increase or decrease of approximately $10 million to the estimated net 2022 FAS/CAS pension benefit. A change of plus or minus 100 basis points to the return on plan assets in 2021 only, with all other assumptions held constant, would result in an incremental increase or decrease of approximately $15 million to the estimated net 2022 FAS/CAS pension benefit. We do not expect to make required contributions to our qualified defined benefit pension plans in 2022. We will complete the annual remeasurement of our postretirement benefit plans and update our estimated 2022 net FAS/CAS pension adjustment on December 31, 2021. The final assumptions, including the actual investment return for 2021 may differ materially from those discussed above.
INDUSTRY CONSIDERATIONS
U.S. Government Funding
On May 28, 2021, the Administration submitted to Congress the President’s fiscal year (FY) 2022 budget request, which proposes $753 billion for total national defense spending including $715 billion for the DoD, a 1.6% increase above the FY 2021 enacted amounts for both total national defense and the DoD (a U.S. Government fiscal year starts on October 1 and ends on September 30). This is the first budget over the past decade that is not restricted by the discretionary spending caps under the Budget Control Act of 2011. The budget also proposes to end the use of Overseas Contingency Operations (OCO) as a separate fund to finance overseas operations.
However, the U.S. Government has not yet enacted an annual budget for FY 2022. To avert a government shutdown, on September 30, 2021, a continuing resolution funding measure was enacted to finance all U.S. Government activities through December 3, 2021. Under the continuing resolution, partial-year funding at amounts consistent with appropriated levels for FY 2021 are available, subject to certain restrictions, but new spending initiatives are not authorized. Importantly, our key programs continue to be supported and funded despite the continuing resolution financing mechanism. However, during periods covered by continuing resolutions or in the event of a government shutdown, we may experience delays in procurement of products and services due to lack of funding, and those delays may affect our results of operations. In the coming months, Congress will need to approve or revise the President’s FY 2022 budget proposal through enactment of appropriations bills and other policy legislation, which would then require final approval from the President in order for the FY 2022 budget to become law and complete the budget process.
In addition to finalizing the FY 2022 budget, the U.S. Government continues to face a variety of fiscal and monetary policy issues, including rising debt levels. The legal limit on U.S. debt, commonly known as the debt ceiling, was reinstated on August 1, 2021 at the amount of U.S. Government debt outstanding on that date, after a two-year suspension in accordance with the Bipartisan Budget Act of 2019 (BBA-19). To avoid exceeding the new debt limit, the U.S. Department of the Treasury began to employ extraordinary measures to continue financing the U.S. Government. On October 15, 2021, the President signed legislation raising the debt limit by $480 billion to $28.9 trillion, which is estimated to provide federal borrowing authority until early December 2021. It is uncertain exactly when the debt ceiling will again become critical, and whether the Department of Treasury will again be able to use “extraordinary measures” to delay the point at which the limit would be exceeded beyond year-end to early 2022. If the debt ceiling is not raised, the U.S. Government may not be able to pay for expenditures or fulfill its funding obligations and there could be significant disruption to discretionary programs and wider financial and economic repercussions. Although we believe that key defense, intelligence and homeland security programs would receive priority in these circumstances, the effect on individual programs or Lockheed Martin cannot be predicted at this time.
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

	Quarters Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Net sales	$16,028	$16,495	$49,315	$48,366
Cost of sales	(13,726)	(14,359)	(42,676)	(41,926)
Gross profit	2,302	2,136	6,639	6,440
Other (expense) income, net	(8)	11	29	(85)
Operating profit	2,294	2,147	6,668	6,355
Interest expense	(141)	(145)	(423)	(442)
Non-service FAS pension (expense) income	(1,572)	54	(1,385)	164
Other non-operating income (expense), net	98	—	200	(29)
Earnings from continuing operations before income taxes	679	2,056	5,060	6,048
Income tax expense	(65)	(303)	(794)	(952)
Net earnings from continuing operations	614	1,753	4,266	5,096
Net loss from discontinued operations	—	(55)	—	(55)
Net earnings	$614	$1,698	$4,266	$5,041
Diluted earnings per common share
Continuing operations	$2.21	$6.25	$15.32	$18.12
Discontinued operations	—	(0.20)	—	(0.20)
Total diluted earnings per common share	$2.21	$6.05	$15.32	$17.92

Certain amounts reported in other (expense) income, net, including our share of earnings or losses from equity method investees, are included in the operating profit of our business segments. Accordingly, such amounts are included in the discussion of our business segment results of operations.
Net Sales
We generate sales from the delivery of products and services to our customers. Our consolidated net sales were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Products	$13,475	$13,869	$41,486	$40,607
% of total net sales	84.1%	84.1%	84.1%	84.0%
Services	2,553	2,626	7,829	7,759
% of total net sales	15.9%	15.9%	15.9%	16.0%
Total net sales	$16,028	$16,495	$49,315	$48,366
Substantially all of our contracts are accounted for using the percentage-of-completion cost-to-cost method. Under the percentage-of-completion cost-to-cost method, we record net sales on contracts over time based upon our progress towards completion on a particular contract, as well as our estimate of the profit to be earned at completion. The following discussion of material changes in our consolidated net sales should be read in tandem with the subsequent discussion of changes in our consolidated cost of sales and our business segment results of operations because changes in our sales are typically accompanied by a corresponding change in our cost of sales due to the nature of the percentage-of-completion cost-to-cost method. Overall, our sales were negatively affected in the third quarter of 2021 because of supply chain impacts at Aeronautics, MFC and Space.
Product Sales
Product sales decreased $394 million, or 3%, during the quarter ended September 26, 2021 compared to the same period in 2020. The decrease was primarily attributable to lower product sales of approximately $185 million at MFC due to lower volume on tactical and strike missile programs (Guided Multiple Launch Rocket Systems (GMLRS) and Hellfire); $170 million at Aeronautics due to lower volume on F-35 development contracts and lower volume and risk retirements on F-35 production contracts; and $120 million at Space due to the renationalization of AWE program which is no longer included in our financial results beginning in the third quarter of 2021. These decreases were partially offset by higher product sales of approximately $80 million at RMS due to higher production volume and risk retirements on various Sikorsky helicopter programs.
Product sales increased $879 million, or 2%, during the nine months ended September 26, 2021 compared to the same period in 2020. The increase is primarily attributable to higher product sales of approximately $505 million at RMS due to higher production volume and risk retirements on various Sikorsky helicopter programs; and $310 million at Space due to higher volume on Next Generation Overhead Persistent Infrared (Next Gen OPIR) and hypersonic development programs, partially offset by the renationalization of AWE.
Service Sales
Service sales decreased $73 million, or 3%, during the quarter ended September 26, 2021 compared to the same period in 2020. The decrease was primarily attributable to lower sales of approximately $100 million at RMS due to lower sustainment volume for various Sikorsky helicopter programs.
Service sales increased $70 million, or 1%, during the nine months ended September 26, 2021 compared to the same period in 2020. The increase was primarily attributable to higher sales of approximately $105 million at Aeronautics due to higher sustainment volume for the F-35 and C-130 programs, partially offset by lower sales of $60 million at Space due to various national security space programs.
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

	Quarters Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Cost of sales – products	$(11,838)	$(12,370)	$(36,985)	$(36,204)
% of product sales	87.9%	89.2%	89.2%	89.2%
Cost of sales – services	(2,332)	(2,363)	(7,000)	(6,915)
% of service sales	91.3%	90.0%	89.4%	89.1%
Severance and restructuring charges	—	—	(36)	—
Other unallocated, net	444	374	1,345	1,193
Total cost of sales	$(13,726)	$(14,359)	$(42,676)	$(41,926)
The following discussion of material changes in our consolidated cost of sales for products and services should be read in tandem with the preceding discussion of changes in our consolidated net sales and our business segment results of operations. Overall, our cost of sales in the third quarter of 2021 were reduced by the supply chain impacts discussed above that negatively affected sales. Except for potential impacts to our programs resulting from COVID-19, we have not identified any additional developing trends in cost of sales for products and services that would have a material impact on our future operations.
Product Costs
Product costs decreased $532 million, or 4%, during the quarter ended September 26, 2021 compared to the same period in 2020. The decrease was primarily attributable to lower product costs of approximately $205 million at MFC due to lower volume on tactical and strike missile programs (GMLRS and Hellfire); approximately $185 million at Space due to the renationalization of AWE program; and approximately $170 million at Aeronautics due to lower volume on F-35 development and production contracts.
Product costs increased $781 million, or 2%, during the nine months ended September 26, 2021 compared to the same period in 2020. The decrease was primarily attributable to higher product costs of approximately $360 million at RMS due to higher production volume for various Sikorsky helicopter programs and higher net sales for training and logistics solutions programs; about $220 million at Space due to higher volume for hypersonic development and Next Gen OPIR programs, partially offset by a lower product costs due to the renationalization of the AWE program; and approximately $165 million at Aeronautics due to higher volume on classified contracts, higher production volume on the F-16, partially offset by lower development volume on the F-35 program.
Service Costs
Service costs decreased $31 million, or 1%, during the quarter ended September 26, 2021 compared to the same period in 2020. The decrease was primarily attributable to lower sustainment volume for Sikorsky helicopter programs at RMS.
Service costs increased $85 million, or 1%, during the nine months ended September 26, 2021 compared to the same period in 2020. The increase was primarily attributable to higher service costs of approximately $60 million at RMS due to higher volume for various integrated warfare systems and sensors (IWSS) programs; and about $45 million at Aeronautics due to higher sustainment volume for the F-35 and C-130 programs.
Severance and Restructuring Charges
During the first quarter of 2021, we recorded severance and restructuring charges of $36 million ($28 million, or $0.10 per share, after-tax) associated with plans to close and consolidate certain facilities and reduce total workforce within our RMS business segment. See “Note 11 - Other” included in our Notes to Consolidated Financial Statements for additional information.
Other Unallocated, Net
Other unallocated, net primarily includes the FAS/CAS operating adjustment (which represents the difference between CAS pension cost recorded in our business segment’s results of operations and the service cost component of FAS pension (expense) income, stock-based compensation expense and other corporate costs. These items are not allocated to the business segments and, therefore, are not allocated to cost of sales for products or services. Other unallocated, net reduced cost of sales by $444 million and $1.3 billion during the quarter and nine months ended September 26, 2021, compared to $374 million and $1.2 billion during the quarter and nine months ended September 27, 2020. Other unallocated, net during the quarter and nine months ended September 26, 2021 was higher primarily due to an increase in our FAS/CAS operating adjustment and fluctuations in costs associated with various corporate items, none of which were individually significant.
Other (Expense) Income, Net
Other (expense) income, net generally includes earnings generated by equity method investees. Other expense, net was $8 million during the quarter ended September 26, 2021, compared to other income, net of $11 million during the quarter ended September 27, 2020. Other income, net was $29 million during the nine months ended September 26, 2021, compared to other expense, net of $85 million during the nine months ended September 27, 2020. Other (expense) income, net during the quarter and nine months ended September 26, 2021 included lower earnings generated by equity method investments. Additionally, other expense, net during the nine months ended September 27, 2020 included a noncash impairment charge of $128 million ($96 million, or $0.34 per share, after-tax) related to our previous investment in AMMROC, which was sold in 2020. See “Note 11 - Other” included in our Notes to Consolidated Financial Statements for additional information.
Non-Service FAS Pension (Expense) Income
Non-service FAS pension (expense) income for the quarter and nine months ended September 26, 2021 includes a noncash pension settlement charge of $1.7 billion ($1.3 billion, or $4.72 per share, after-tax), related to the transfer of $4.9 billion of our gross defined benefit pension obligations and related plan assets to an insurance company. See “Note 7 -Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements for additional information.
Other Non-operating Income (Expense), Net

Other non-operating income (expense), net primarily includes gains or losses related to changes in the fair value of strategic investments in early stage companies made by our Lockheed Martin Ventures Fund. See “Note 11 - Other” included in our Notes to Consolidated Financial Statements for additional information. During the quarter and nine months ended September 26, 2021, other non-operating income, net was $98 million and $200 million. Other non-operating expense was not significant during the quarter ended September 27, 2020 and $29 million during nine months ended September 27, 2020. The increase during the quarter and nine months ended September 26, 2021 was primarily due to increases in the fair value of investments held in our Lockheed Martin Ventures Fund.
Income Tax Expense
Our effective income tax rate was 9.6% and 15.7% for the quarter and nine months ended September 26, 2021 and 14.7% and 15.7% for the quarter and nine months ended September 27, 2020. The rate for the third quarter of 2021 is lower than the third quarter of 2020 primarily due to lower pretax earnings resulting from a noncash pension settlement charge of $1.7 billion, which reduced the tax expense by approximately $355 million. The rates for both periods benefited from tax deductions for foreign derived intangible income, the research and development tax credit, and dividends paid to the corporation's defined contribution plans with an employee stock ownership plan feature.
Changes in U.S. (federal or state) or foreign tax laws and regulations, or their interpretation and application, including those with retroactive effect, including the amortization for research or experimental expenditures, could significantly impact our provision for income taxes, the amount of taxes payable, our deferred tax asset and liability balances, and stockholders’ equity. Recent proposals to increase the U.S. corporate income tax rate would require us to increase our net deferred tax assets upon enactment of new tax legislation, with a corresponding material, one-time, noncash decrease in income tax expense, but our income tax expense and payments would likely be materially increased in subsequent years. Our net deferred tax assets were $2.7 billion and $3.5 billion at September 26, 2021 and December 31, 2020, based on a 21% federal statutory income tax rate, and primarily relate to our postretirement benefit plans. If legislation increasing the federal statutory income tax rate to 26.5% or 28% had been enacted at September 26, 2021, our net deferred tax assets would have been increased by approximately $700 million or $900 million and we would have recorded a corresponding one-time, noncash increase in income tax benefit of approximately $700 million or $900 million. In addition to future changes in tax laws, the amount of net deferred tax assets will change periodically based on several factors, including the measurement of our postretirement benefit plan obligations and actual cash contributions to our postretirement benefit plans.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years. While it is possible that Congress may modify or repeal this provision before it takes effect and we continue to have ongoing discussions with members of Congress, both on our own and with other industries through coalitions, we have no assurance that these provisions will be modified or repealed. Furthermore, we are continuing to work with our advisors to refine our legal interpretation of this provision prior to implementation in 2022. If these provisions are not repealed, they would materially decrease our expected cash from operations in 2022 by up to $2.0 billion and increase our net deferred tax assets by a similar amount. The largest impact would be to 2022 cash from operations, which would depend on the amount of research and development expenses paid or incurred in 2022 among other factors. The impact, however, would continue over the five year amortization period but would decrease over the period and be immaterial in year six.
We are regularly under audit or examination by tax authorities, including foreign tax authorities (including in, amongst others, Australia, Canada, India, Italy, Japan, Poland, and the United Kingdom). The final determination of tax audits and any related litigation could similarly result in unanticipated increases in our tax expense and affect profitability and cash flows.

Net Earnings from Continuing Operations
We reported net earnings from continuing operations of $614 million ($2.21 per share) and $4.3 billion ($15.32 per share) during the quarter and nine months ended September 26, 2021, compared to $1.8 billion ($6.25 per share) and $5.1 billion ($18.12 per share) during the quarter and nine months ended September 27, 2020. Net earnings from continuing operations and earnings per share for both quarter and nine months ended September 26, 2021 were affected by factors mentioned above, including the noncash pension settlement charge of $1.7 billion ($1.3 billion, or $4.72 per share, after-tax) related to the transfer of $4.9 billion of gross defined benefit pension obligations and related plan assets to an insurance company. Additionally, both net earnings and earnings per share for the nine months ended September 26, 2021 were affected by the $225 million ($169 million, or $0.61 per share, after-tax) loss for performance issues experienced on a classified program at our Aeronautics business segment. Earnings per share also benefited from a net decrease of approximately 3.3 million and 2.8 million weighted average common shares outstanding during the quarter and nine months ended September 26, 2021, compared to the same periods in 2020. Weighted average common shares include share repurchases, partially offset by share issuance under our stock-based awards and certain defined contribution plans.
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

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Net sales
Aeronautics	$6,568	$6,680	$19,621	$19,552
Missiles and Fire Control	2,781	2,971	8,474	8,391
Rotary and Mission Systems	3,980	3,998	12,329	11,783
Space	2,699	2,846	8,891	8,640
Total net sales	$16,028	$16,495	$49,315	$48,366
Operating profit
Aeronautics	$714	$705	$1,979	$2,116
Missiles and Fire Control	413	405	1,210	1,171
Rotary and Mission Systems	459	404	1,350	1,209
Space	264	248	826	781
Total business segment operating profit	1,850	1,762	5,365	5,277
Unallocated items
FAS/CAS operating adjustment	491	469	1,469	1,407
Stock-based compensation	(62)	(67)	(189)	(182)
Severance and restructuring charges	—	—	(36)	—
Other, net	15	(17)	59	(147)
Total unallocated items	444	385	1,303	1,078
Total consolidated operating profit	$2,294	$2,147	$6,668	$6,355
We recover CAS pension and other postretirement benefit plan cost through the pricing of our products and services on U.S. Government contracts and, therefore, recognize CAS pension cost in each of our business segment’s net sales and cost of sales. Our consolidated financial statements must present FAS pension and other postretirement benefit plan income calculated in accordance with FAS requirements under U.S. GAAP. The operating portion of the net FAS/CAS pension adjustment represents the difference between the service cost component of FAS pension (expense) income and total CAS pension cost. The non-service FAS pension (expense) income components are included in non-

service FAS pension (expense) income in our consolidated statements of earnings. As a result, to the extent that CAS pension cost exceeds the service cost component of FAS pension (expense) income, we have a favorable FAS/CAS operating adjustment.
Our total net FAS/CAS pension adjustment for the quarters and nine months ended September 26, 2021 and September 27, 2020, including the service and non-service cost components of FAS pension (expense) income for our qualified defined benefit pension plans, were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Total FAS (expense) income and CAS costs
FAS pension (expense) income	$(1,598)	$29	$(1,465)	$88
Less: CAS pension cost	517	494	1,549	1,483
Net FAS/CAS pension adjustment	$(1,081)	$523	$84	$1,571

Service and non-service cost reconciliation
FAS pension service cost	$(26)	$(25)	$(80)	$(76)
Less: CAS pension cost	517	494	1,549	1,483
FAS/CAS operating adjustment	491	469	1,469	1,407
Non-service FAS pension (expense) income	(1,572)	54	(1,385)	164
Net FAS/CAS pension adjustment	$(1,081)	$523	$84	$1,571
The decrease in the net FAS/CAS pension adjustment during the quarter and nine months ended September 26, 2021, was principally driven by a noncash, non-operating pension settlement charge of $1.7 billion ($1.3 billion, or $4.72 per share, after-tax) in connection with the transfer of $4.9 billion of our gross defined benefit pension obligations and related plan assets to an insurance company on August 3, 2021. See “Note 7 - Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements.
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
Our net sales are primarily derived from long-term contracts for products and services provided to the U.S. Government as well as FMS contracted through the U.S. Government. We recognize revenue as performance obligations are satisfied and the customer obtains control of the products and services. For performance obligations to deliver products with continuous transfer of control to the customer, revenue is recognized based on the extent of progress towards completion of the performance obligation, generally using the percentage-of-completion cost-to-cost measure of progress for our contracts because it best depicts the transfer of control to the customer as we incur costs on our contracts. For performance obligations in which control does not continuously transfer to the customer, we recognize revenue at the point in time in which each performance obligation is fully satisfied. In the third quarter of 2021, lower supply chain activity negatively affected our net sales for the period.
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
Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit by approximately $580 million and $1.5 billion during the quarters and nine months ended September 26, 2021 and $415 million and $1.4 billion during the quarters and nine months ended September 27, 2020.
We periodically experience performance issues and record losses for certain programs. For further discussion on the programs at Aeronautics, RMS and MFC, see “Note 11 - Other” included in our Notes to Consolidated Financial Statements.

Aeronautics
Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Net sales	$6,568	$6,680	$19,621	$19,552
Operating profit	714	705	1,979	2,116
Operating margin	10.9%	10.6%	10.1%	10.8%
Aeronautics’ net sales during the quarter ended September 26, 2021 decreased $112 million, or 2%, compared to the same period in 2020. The decrease was primarily attributable to lower net sales of approximately $220 million for the F-35 program due to lower volume on development contracts and lower volume and risk retirements on production contracts. This decrease was partially offset by an increase in sales of about $35 million for the F-16 program due to higher production volume that was partially offset by lower sustainment volume; and approximately $30 million for classified development contracts due to higher risk retirements.
Aeronautics’ operating profit during the quarter ended September 26, 2021 increased $9 million, or 1%, compared to the same period in 2020. The increase was primarily attributable to higher operating profit of approximately $45 million for classified development contracts due to higher risk retirements; about $25 million for the C-130 program primarily due to higher risk retirements on sustainment activities; and about $15 million for the F-16 program due to higher risk retirements on sustainment contracts and higher production volume. These increases were partially offset by lower operating profit of approximately $75 million for the F-35 program due to lower risk retirements and volume on production and development contracts that were partially offset by higher risk retirements on sustainment contracts. Adjustments not related to volume, including net profit booking rate adjustments, were $15 million higher in the third quarter of 2021 compared to the same period in 2020.
Aeronautics’ net sales during the nine months ended September 26, 2021 were comparable to the same period in 2020. Net sales increased approximately $180 million on classified development contracts due to higher volume; and about $155 million for the F-16 program due to higher volume and risk retirements on production contracts that was partially offset by lower sustainment volume. These increases were offset by a decrease of approximately $195 million for the F-35 program primarily due to lower volume and risk retirements on development contracts that was partially offset by higher risk retirements and volume on sustainment contracts and higher volume on production contracts; and about $135 million for lower sustainment volume for the F-22 program.
Aeronautics’ operating profit during the nine months ended September 26, 2021 decreased $137 million, or 6%, compared with the same period in 2020. Operating profit decreased approximately $175 million for classified contracts primarily due to a $225 million loss in the second quarter of 2021 for performance issues experienced on a classified program partially offset by higher risk retirements in the third quarter of 2021; and about $75 million for the F-35 program due to lower risk retirements and volume on development and production contracts that was offset by higher risk retirements and volume on sustainment contracts. These decreases were partially offset by an increase of approximately $55 million for the C-130 program due to higher risk retirements on sustainment contracts; and about $50 million for the F-16 program due to higher risk retirements on sustainment contracts and higher production volume. Adjustments not related to volume, including net profit booking rate adjustments, were $140 million lower during the nine months ended September 26, 2021 compared to the same period in 2020.
We currently expect Aeronautics’ 2021 net sales to increase in the low-single digit percentage range from 2020 levels driven by increased volume on F-16 and classified programs. Operating profit is expected to be slightly lower than 2020 levels. Operating profit margin for 2021 is expected to be lower than 2020 levels.

Missiles and Fire Control
Summary operating results for our MFC business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Net sales	$2,781	$2,971	$8,474	$8,391
Operating profit	413	405	1,210	1,171
Operating margin	14.9%	13.6%	14.3%	14.0%
MFC’s net sales during the quarter ended September 26, 2021 decreased $190 million, or 6%, compared to the same period in 2020. The decrease was primarily attributable to lower net sales of approximately $130 million for tactical and strike missile programs due to lower volume (GMLRS and Hellfire); and a net decrease of about $50 million for sensors and global sustainment programs due to lower volume (primarily Sniper Advanced Targeting Pod (SNIPER®) and Infrared Search and Track (IRST)) that was partially offset by higher risk retirements due to close out activities related to the Warrior Capability Sustainment Program (Warrior) that was terminated by the customer in March 2021.
MFC’s operating profit during the quarter ended September 26, 2021 increased $8 million, or 2% compared to the same period in 2020. Operating profit increased approximately $20 million on integrated air and missile defense programs due to higher risk retirements (primarily PAC-3), and about $15 million for sensors and global sustainment programs primarily due to the reversal of a portion of previously recorded losses on the Warrior program in the third quarter of 2021 that are no longer expected to be incurred as a result of the program being terminated that was partially offset by lower volume (primarily IRST and SNIPER). These increases were offset by charges of approximately $25 million for performance issues on an energy program. Operating profit for tactical and strike missile programs was comparable as lower volume (primarily GMLRS and Hellfire) was offset by higher risk retirements (primarily Hellfire). Adjustments not related to volume, including net profit booking rate adjustments, were approximately $70 million higher in the third quarter of 2021 compared to the same period in 2020.
MFC’s net sales during the nine months ended September 26, 2021 increased $83 million, or 1%, compared to the same period in 2020. The increase was primarily attributable to higher net sales of approximately $140 million for integrated air and missile defense programs due to higher volume and risk retirements (primarily PAC-3). This increase in net sales was partially offset by approximately $50 million for sensors and global sustainment programs due to lower volume (primarily SNIPER, IRST and Apache) that was partially offset by higher risk retirements due to close out activities related to Warrior and higher volume (primarily SOF GLSS).
MFC’s operating profit during the nine months ended September 26, 2021 increased $39 million, or 3%, compared to the same period in 2020. Operating profit increased approximately $40 million for integrated air and missile defense programs due to higher risk retirements and volume (primarily PAC-3) that was offset by lower risk retirements (primarily THAAD); and about $20 million for sensors and global sustainment programs due to the reversal of a portion of previously recorded losses on the Warrior program in the second and third quarters of 2021 that are no longer expected to be incurred as a result of the program being terminated that was partially offset by lower volume and risk retirements (SNIPER and Apache). These increases were partially offset by approximately $25 million of charges due to performance issues on an energy program. Adjustments not related to volume, including net profit booking rate adjustments, were approximately $80 million higher during the nine months ended September 26, 2021 compared to the same period in 2020.
We expect MFC’s 2021 net sales to increase in the low-single digit percentage range from 2020 levels driven by higher volume in the integrated air and missile defense business, primarily PAC-3. Operating profit is expected to increase in the low-to-mid-single digit percentage range above 2020 levels. Operating profit margin for 2021 is expected to be higher than 2020 levels.

Rotary and Mission Systems
Summary operating results for our RMS business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Net sales	$3,980	$3,998	$12,329	$11,783
Operating profit	459	404	1,350	1,209
Operating margin	11.5%	10.1%	10.9%	10.3%
RMS’ net sales during the quarter ended September 26, 2021 were comparable with the same period in 2020. Net sales decreased by approximately $50 million for IWSS programs due to lower volume on radar surveillance systems (primarily TPQ-53) and the Littoral Combat Ship (LCS) program; about $45 million for various C6ISR (command, control, communications, computers, cyber, combat systems, intelligence, surveillance, and reconnaissance) programs due to lower volume; and about $30 million for various training and logistics solutions programs primarily due to lower risk retirements and volume. These decreases were offset by higher net sales of approximately $120 million for Sikorsky helicopter programs due to higher risk retirements (Black Hawk, Seahawk and CH-53-K) and higher production volume (Combat Rescue Helicopter (CRH) and Seahawk).
RMS’ operating profit during the quarter ended September 26, 2021 increased $55 million, or 14%, compared to the same period in 2020. The increase was primarily attributable to higher operating profit of approximately $75 million for Sikorsky helicopter programs due to higher risk retirements (Black Hawk, Seahawk and CH-53K) and higher production volume (CRH). This increase was partially offset by a decrease of approximately $20 million for training and logistics solutions programs primarily due to lower risk retirements and volume; and about $15 million for IWSS programs due to charges that were $30 million higher on a ground-based radar program partially offset by higher risk retirements on Vertical Launching System (VLS) programs. Operating profit for C6ISR programs was comparable as lower volume was offset by lower charges on certain programs (primarily undersea combat systems programs). Adjustments not related to volume, including net profit booking rate adjustments, were $50 million higher in the third quarter of 2021 compared to the same period in 2020.
RMS’ net sales during the nine months ended September 26, 2021 increased $546 million, or 5%, compared to the same period in 2020. The increase was attributable to higher net sales of $520 million for Sikorsky helicopter programs due to higher production volume (CH-53K, Black Hawk, CRH, and VH-92A) and higher risk retirements (Black Hawk and CRH); and about $270 million for training and logistics solutions programs primarily due to the delivery of an international pilot training system in the first quarter of 2021. These increases were partially offset by lower net sales of about $135 million for various C6ISR programs due to lower volume; and about $110 million for IWSS programs due to lower volume on the LCS and TPQ-53 programs that were partially offset by higher volume on the Canadian Surface Combatant (CSC) and Aegis programs.
RMS’ operating profit during the nine months ended September 26, 2021 increased $141 million, or 12%, compared to the same period in 2020. Operating profit increased approximately $110 million for Sikorsky helicopter programs due to higher production volume and risk retirements (Black Hawk), and higher production volume (CH-53K and CRH); and about $10 million for IWSS programs due to charges that were lower on a ground-based radar program and higher volume on the CSC program, partially offset by lower volume and risk retirements on the LCS program. Operating profit for C6ISR programs was comparable due to lower volume was offset by lower charges on certain programs (primarily undersea combat systems programs). Operating profit for training and logistics solutions programs was comparable due to higher volume being offset by lower risk retirements. Adjustments not related to volume, including net profit booking rate adjustments, were $70 million higher during the nine months ended September 26, 2021 compared to the same period in 2020.
We currently expect RMS’ 2021 net sales to increase in the mid-single digit percentage range from 2020 levels driven by higher volume on Sikorsky helicopter programs and TLS programs. Operating profit is expected to increase in the low-double digit percentage range above 2020 levels. Operating profit margin for 2021 is expected to be higher than 2020 levels.

Space
Summary operating results for our Space business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Net sales	$2,699	$2,846	$8,891	$8,640
Operating profit	264	248	826	781
Operating margin	9.8%	8.7%	9.3%	9.0%
Space’s net sales during the quarter ended September 26, 2021 decreased $147 million, or 5%, compared to the same period in 2020. The decrease was primarily attributable to lower net sales of approximately $340 million due to the renationalization of the Atomic Weapons Establishment (AWE) program, which is no longer included in the company's financial results beginning in the third quarter of 2021. This decrease was partially offset by higher sales of about $140 million for strategic and missile defense programs due to higher volume (hypersonic development, Fleet Ballistic Missile (FBM) and Next Generation Interceptor (NGI) programs); and about $70 million for national security space programs due to higher risk retirements and volume (primarily Next Gen OPIR).
Space’s operating profit during the quarter ended September 26, 2021 increased $16 million, or 6%, compared to the same period in 2020. The increase was primarily attributable to higher operating profit of approximately $30 million for strategic and missile defense programs due to higher risk retirements (primarily FBM programs) and higher volume (primarily hypersonic development). This increase was partially offset by a decrease of approximately $10 million due to the renationalization of the AWE program. Operating profit for national security space programs was comparable as higher volume and risk retirements (primarily Next Gen OPIR) were offset by a charge of $45 million on a commercial ground solutions program. Adjustments not related to volume, including net profit booking rate adjustments, were $30 million higher in the third quarter of 2021 compared to the same period in 2020.
Space’s net sales during the nine months ended September 26, 2021 increased $251 million, or 3%, compared to the same period in 2020. The increase was primarily attributable to higher net sales of approximately $235 million for strategic and missile defense programs due to higher volume (primarily hypersonic development and NGI programs); and about $170 million for national security space programs due to higher volume and risk retirements (primarily Next Gen OPIR). These increases were partially offset by a decrease of approximately $155 million as a result of the renationalization of the AWE program.
Space’s operating profit during the nine months ended September 26, 2021 increased $45 million, or 6%, compared to the same period in 2020. Operating profit increased approximately $25 million for commercial civil space programs due to higher risk retirements (primarily space transportation programs); about $25 million for strategic and missile defense programs due to higher volume (primarily hypersonic development programs); and about $15 million for national security space programs to higher risk retirements (primarily SBIRS) and higher volume (primarily Next Gen OPIR), offset by charges of $70 million on a commercial ground solutions program and lower risk retirements (primarily Advanced Extremely High Frequency (AEHF). These increases were partially offset by a decrease of approximately $15 million due to the renationalization of the AWE program. Adjustments not related to volume, including net profit booking rate adjustments, were $90 million higher during the nine months ended September 26, 2021 compared to the same period in 2020.
Total equity earnings (primarily United Launch Alliance (ULA)) recognized in Space's operating profit were not significant during the quarter ended September 26, 2021 and 2020; and represented $35 million, or 4%, of Space’s operating profit during the nine months ended September 26, 2021, compared to approximately $45 million, or 6%, during the nine months ended September 26, 2020.
We currently expect Space’s 2021 net sales to be comparable to 2020 levels driven by higher volume on strategic and missile defense programs (primarily hypersonics development and NGI programs) and on national security space programs (primarily Next Gen OPIR), offset by lower volume at AWE due to the UK Ministry of Defence’s renationalization of the program on June 30, 2021. Operating profit is expected to be slightly lower than 2020 levels driven by lower equity earnings from the company’s investment in ULA. Operating profit margin for 2021 is also expected to be slightly lower than 2020 levels.

FINANCIAL CONDITION
Liquidity and Cash Flows
At September 26, 2021, we had cash and cash equivalents of $2.7 billion. Our principal source of liquidity is our cash from operations. However, we also have access to additional financial resources as described in the “Capital Resources” section below.
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
On August 3, 2021, we purchased group annuity contracts to transfer $4.9 billion of gross defined benefit pension obligations and related plan assets to an insurance company for approximately 18,000 U.S. retirees and beneficiaries. The group annuity contracts were purchased using assets from Lockheed Martin’s master retirement trust and no additional funding contribution was required by us. See “Note 7 - Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements. Future pension risk transfer transactions could also be significant and result in us making additional contributions to the pension trust and/or require us to recognize noncash pension settlement charges in earnings in the applicable reporting period.
To date, the effects of COVID-19 have resulted in some negative impact on our cash flows, partially due to supplier delays. The U.S. Government has taken certain actions and enacted legislation to mitigate the impacts of COVID-19 on public health, the economy, state and local governments, individuals, and businesses. In March 2020, the U.S. Department of Defense (DoD) increased the rate for certain progress payments from 80% to 90% for costs incurred and work performed on relevant contracts. Since the pandemic began, Lockheed Martin has remained committed to flowing down the benefits received from the DoD’s modification of the progress payment rate to our supply chain partners. As of September 26, 2021, we have received approximately $1.5 billion of net accelerated progress payments, the majority of which were in 2020. We continue to use accelerated progress payments and cash on hand to accelerate payments to our suppliers. As of September 26, 2021, we have accelerated $1.5 billion of payments to our suppliers that are due by their terms in future periods. We will continue to monitor risk driven by the pandemic and, based on our current assessment, we will continue to accelerate payments to our suppliers based on risk assessed need through the end of 2022. Consistent to our current acceleration approach, we will prioritize small and COVID-19 impacted businesses.
On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) into law. Pursuant to the CARES Act, U.S. companies could defer the employer’s portion of social security taxes between March 27, 2020 and December 31, 2020, which allowed us to defer cash outlays of $460 million in 2020, of which approximately half will be paid in the fourth quarter of 2021 and approximately half will be paid in the fourth quarter of 2022. Section 3610 of the CARES Act also authorized the U.S. Government to reimburse qualifying contractors for any paid leave, including sick leave, provided to employees during the pandemic to keep its workforce in a ready state. Section 3610 of the CARES Act expired on September 30, 2021 and has not been extended. While that option is currently unavailable, we continue to monitor other legislation that may reinstate Section 3610 and work with our government customers to seek recovery of COVID-19-related costs through other contract provisions.
On March 11, 2021, the President signed the American Rescue Plan Act of 2021 (ARPA) into law. ARPA eased funding rules for single-employer defined benefit pension plans by extending the amortization of funding shortfalls and enhancing interest rate stabilization, which has the effect of reducing the funding requirements for our single-employer defined benefit pension plans beginning in 2021 and reducing the amount of CAS pension costs allocated to our U.S. Government contracts beginning in 2022. The lower pension contributions will be partially offset by lower tax deductions.
As disclosed in the “Business Overview” section above, on December 20, 2020, we entered into an agreement to acquire Aerojet Rocketdyne for approximately $4.4 billion after the assumption of Aerojet Rocketdyne’s then-projected net cash. Subject to satisfactory completion of the regulatory review process and satisfaction of the other closing conditions specified in the acquisition agreement, we anticipate closing the transaction in the first quarter of 2022. We expect to finance the acquisition primarily through new debt issuances.

Currently, we expect our cash from operations will continue to be sufficient to support our operations and anticipated capital expenditures and independent research and development for the foreseeable future. We also have access to credit markets, if needed, for liquidity or general corporate purposes, including our revolving credit facility or the ability to issue commercial paper, and letters of credit to support customer advance payments and for other trade finance purposes such as guaranteeing our performance on particular contracts.
The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	Nine Months Ended
	September 26, 2021	September 27, 2020
Cash and cash equivalents at beginning of year	$3,160	$1,514
Operating activities
Net earnings	4,266	5,041
Noncash adjustments	2,889	1,292
Changes in working capital	(2,176)	(564)
Other, net	(26)	607
Net cash provided by operating activities	4,953	6,376
Net cash used for investing activities	(619)	(1,017)
Net cash used for financing activities	(4,767)	(3,288)
Net change in cash and cash equivalents	(433)	2,071
Cash and cash equivalents at end of period	$2,727	$3,585
Operating Activities
Net cash provided by operating activities during the nine months ended September 26, 2021 decreased $1.4 billion compared to the same period in 2020. The decrease was primarily due to lower working capital, higher tax payments and a decrease in net earnings. The $1.6 billion decrease in cash flows related to working capital (defined as receivables, contract assets, and inventories less accounts payable and contract liabilities) was primarily attributable to timing of production and billing cycles affecting contract assets and contract liabilities (primarily the F-35 and F-16 programs in our Aeronautics business segment and Sikorsky helicopter programs in our RMS business segment), partially offset by timing of cash payments for accounts payable and liquidation of inventories (primarily the delivery of an international pilot training system in our RMS business segment). During the nine months ended September 26, 2021, we paid federal and foreign income taxes and employer portion of payroll taxes of $974 million and $578 million, compared to $865 million and $236 million during the nine months ended September 27, 2020. The increase in the employer portion of payroll taxes was due to the deferral of $315 million of payments to the fourth quarters of 2021 and 2022 pursuant to the CARES Act during the nine months ended September 27, 2020. In addition, we accelerated $1.5 billion of payments to suppliers as of September 26, 2021 that were due in the fourth quarter of 2021, compared to $1.8 billion of payments to suppliers as of September 27, 2020 that were due in the fourth quarter of 2020.
Investing Activities
Net cash used for investing activities during the nine months ended September 26, 2021 decreased $398 million compared to the same period in 2020. The decrease in cash used for investing activities is due to the receipt of the first two installment payments totaling $231 million in the first nine months of 2021 from the sale of our ownership interest in the Advanced Military Maintenance, Repair and Overhaul Center (AMMROC) joint venture. Capital expenditures totaled $915 million and $1.0 billion during the nine months ended September 26, 2021 and September 27, 2020. The majority of our capital expenditures were for equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.
Financing Activities
Net cash used for financing activities was $4.8 billion during the nine months ended September 26, 2021, compared to $3.3 billion during the same period in 2020.

During the nine months ended September 26, 2021 and September 27, 2020, we paid dividends totaling $2.2 billion ($7.80 per share) and $2.0 billion ($7.20 per share).
We repurchased 5.6 million shares of our common stock for $2.0 billion during the nine months ended September 26, 2021, compared to 3.0 million shares of our common stock for $1.1 billion during the nine months ended September 27, 2020.
In September 2021, we repaid $500 million of long-term notes with a fixed interest rate of 3.35% according to their scheduled maturities.
In May 2020, we received net cash proceeds of $1.1 billion from issuance of senior unsecured notes. In June 2020, we used the net proceeds from the offering plus cash on hand to redeem $750 million of notes due in 2020 and $400 million of notes due in 2021, each at their redemption price.
Capital Resources

At September 26, 2021, we held cash and cash equivalents of $2.7 billion that was generally available to fund ordinary business operations without significant legal, regulatory, or other restrictions.

At September 26, 2021, we had a $3.0 billion revolving credit facility (the Revolving Credit Facility) with various banks with an expiration date of August 24, 2026 that is available for general corporate purposes including supporting commercial paper borrowings. We entered into this Revolving Credit Facility effective August 24, 2021 and concurrently terminated our existing $2.5 billion revolving credit facility. We may request and the banks may grant, at their discretion, an increase in the borrowing capacity under the Revolving Credit Facility of up to an additional $500 million. There were no borrowings outstanding under the Revolving Credit Facility at September 26, 2021.

We have agreements in place with financial institutions to provide for the issuance of commercial paper. The outstanding balance of commercial paper can fluctuate daily and the amount outstanding during the period may be greater than or less than the amount reported at the end of the period. There were no commercial paper borrowings outstanding as of September 26, 2021 and December 31, 2020. We may, as conditions warrant, from time to time issue commercial paper backed by our Revolving Credit Facility to manage the timing of cash flows. However, as described under Item 1A, Risk Factors of our 2020 Form 10-K, depending on market conditions, commercial paper may not be available on favorable terms or at all.

Our outstanding debt, net of unamortized discounts and issuance costs was $11.7 billion as of September 26, 2021 and is in the form of publicly-issued notes that bear interest at fixed rates. In September 2021, we repaid $500 million of long-term notes with a fixed interest rate of 3.35% according to their scheduled maturities. As of September 26, 2021, we were in compliance with all covenants contained in our debt and credit agreements. Other than the $500 million debt redemption in September 2021 and the new Revolving Credit Facility in August 2021, there were no material changes during the quarter or nine months ended September 26, 2021 to our contractual commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Form 10-K that were outside the ordinary course of our business.
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
During the quarter ended September 26, 2021, we delivered 36 production aircraft to our U.S. and international partner countries, and international customers, resulting in total deliveries of 701 production aircraft. We have 282 production aircraft in backlog, including orders from our international partner customers and countries.

In response to COVID-19 F-35 supplier delays and in conjunction with the F-35 Joint Program Office, we tapered our production rate in 2020. In 2021, we continue to be impacted by COVID-19 but expect the production rate to improve from its 2020 levels and deliver 133-139 aircraft in 2021. As agreed with the F-35 Joint Program Office in September 2021, we anticipate delivering 151-153 aircraft in 2022 and 156 aircraft in 2023 and stabilizing at that rate for future years of the program. See the discussion in Business Overview - COVID-19.
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
Critical Accounting Policies
There have been no significant changes to the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K, except for an update related to our postretirement benefit plans to describe changes to our funding requirements and the amount of pension costs recoverable under contracts with the U.S. Government as a result of the American Rescue Plan Act of 2021 in our Form 10-Q for the quarter ended March 28, 2021. Additionally, as set forth below, we have updated our defined benefit plan disclosures to reflect the impact of the purchase of group annuity contracts on August 3, 2021.

Postretirement Benefit Plans

Overview
On August 3, 2021, we purchased group annuity contracts to transfer $4.9 billion of gross defined benefit pension obligations and related plan assets to an insurance company for approximately 18,000 U.S. retirees and beneficiaries. The group annuity contracts were purchased using assets from Lockheed Martin’s master retirement trust and no additional funding contribution was required by us. This transaction has no impact on the amount, timing, or form of the monthly retirement benefit payments to the affected retirees and beneficiaries. In connection with this transaction, we recognized a noncash pension settlement charge of $1.7 billion ($1.3 billion, or $4.72 per share, after tax) for the affected defined benefit pension plans (the Affected Plans) in the quarter ended September 26, 2021, which represents the accelerated recognition of actuarial losses that were included in the accumulated other comprehensive loss account within stockholders’ equity.
As a result of this transaction, we were required to remeasure the benefit obligations and assets related to the Affected Plans as of the August 3, 2021 close date (the Remeasurement Date). The remeasurement reflects the use of updated actuarial assumptions, primarily the discount rate, and actual return on plan assets described in further detail below.

Actuarial Assumptions
The benefit obligations and assets of our postretirement benefit plans are measured at the end of each year, or more frequently, upon the occurrence of certain events such as a significant plan amendment, settlement or curtailment. The amounts we record are measured using actuarial valuations, which are dependent upon key assumptions such as discount rates, the expected long-term rate of return on plan assets, participant longevity, and employee turnover. The assumptions we make affect both the calculation of the benefit obligations as of the measurement date and the calculation of FAS pension expense in subsequent periods.
As described above, we remeasured the benefit obligations and assets related to the Affected Plans as of the August 3, 2021 close date. When calculating the benefit obligations related to the Affected Plans, we utilized a discount rate of 2.75% as of the Remeasurement Date, compared to 2.50% as of December 31, 2020. The increase in the discount resulted in a decrease of approximately $1.3 billion in the projected benefit obligations.

The actual return on plan assets for the period January 1, 2021 through August 3, 2021 for the Affected Plans was approximately 8.00%, or $3.2 billion, which was approximately $1.6 billion higher (the incremental return) than our expected return on plan assets of approximately 4.00%, or $1.6 billion (the proportional effect, or approximately seven twelfths, of our previously expected 7.00% annual long-term rate of return on plan assets assumption), for the period January 1, 2021 through August 3, 2021. The incremental return of $1.6 billion on plan assets was recognized in the remeasurement of the assets related to the Affected Plans.
When calculating FAS pension expense for periods subsequent to the Remeasurement Date, we lowered our expected long-term rate of return on plan assets from 7.00% utilized as of December 31, 2020 to 6.50% as of the Remeasurement Date, which reflects recent changes in our asset allocation targets.
Longevity assumptions are used to estimate the life expectancy of plan participants during which they are expected to receive benefit payments. The longevity assumptions utilized to calculate the benefit obligations at the Remeasurement Date were unchanged from December 31, 2020.
The plan remeasurements resulted in a decrease of $2.9 billion to our net unfunded pension obligations (which includes the change in benefit obligation primarily related to the higher discount rate utilized in the remeasurement of $1.3 billion and the incremental return on plan assets recognized in remeasurement of $1.6 billion) with a corresponding increase of $2.3 billion after taxes in stockholders’ equity. The change in stockholders’ equity reflects the decrease in deferred actuarial losses, which will be recognized as an increase in net FAS pension income (or a decrease in net FAS pension expense) over the estimated remaining life expectancy of the covered employees beginning in the third quarter of 2021. However, deferred net actuarial gains or losses in stockholders’ equity are adjusted annually when the funded status of our postretirement benefit plans are measured, which will result in additional changes to our FAS pension income or expense in future periods.
The purchase of the group annuity contracts and the remeasurement did not have an impact on our CAS pension cost and did not significantly impact our total FAS pension expense or net FAS/CAS pension adjustment for the quarter ended September 26, 2021 or expected full year 2021, except for the noncash pension settlement charge. The increase in the discount rate, incremental return on plan assets, and settlement charge reduced FAS pension expense in future periods, which was offset by the impact of the lower expected long-term rate of return on plan assets.
Funding Considerations
The required funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended, along with consideration of CAS and Internal Revenue Code rules.
Contributions to our defined benefit pension plans are recovered over time through the pricing of our products and services on U.S. Government contracts, including FMS, and are recognized in our cost of sales and net sales. CAS govern the extent to which our pension costs are allocable to and recoverable under contracts with the U.S. Government, including FMS. Pension cost recoveries under CAS occur in different periods from when pension contributions are made under the Pension Protection Act of 2006.
As previously disclosed, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eased funding requirements for single-employer defined benefit pension plans under the ERISA, as amended, by restarting and extending the amortization of funding shortfalls and extending and enhancing interest rate stabilization percentages, among many other stimulus measures. These changes have the effect of lowering our minimum funding requirements and CAS pension costs from what they otherwise would have been had the measures not been enacted. As permitted under the law, we will adopt the funding amortization change by 2020 and the interest rate stabilization in 2022.
We made no contributions to our qualified defined benefit pension plans during the quarters and nine months ended September 26, 2021.
Trends
We now expect FAS pension expense of approximately $1.4 billion in 2021, inclusive of the noncash pension settlement charge of $1.7 billion (pretax) described above, compared to our prior estimate of FAS pension income of $265 million in 2021. Excluding the noncash pension settlement charge, our adjusted FAS pension income will be approximately $265 million in 2021, which is consistent with our prior 2021 FAS pension income estimate.
Our CAS cost was not impacted by the purchase of the group annuity contracts or the remeasurement of the benefit pension obligations and related assets related to the Affected Plans described above. Therefore, we continue to expect our CAS pension cost will be approximately $2.1 billion in 2021, which is consistent with our prior 2021 CAS pension cost estimate.
We now expect FAS/CAS pension income of approximately $665 million in 2021, inclusive of the noncash pension settlement charge of $1.7 billion (pretax) described above, compared to our prior estimate of FAS/CAS pension income of $2.3 billion in 2021. Excluding the noncash pension settlement charge, our adjusted FAS/CAS pension income will be approximately $2.3 billion in 2021, which is consistent with our prior 2021 FAS/CAS pension income estimate.
We do not plan to make contributions to our qualified defined benefit pension plans in 2021, consistent with our 2021 financial outlook provided in July 2021.
For 2022 financial trending information related to our qualified defined benefit pension plans, see “2022 Financial Trends” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Goodwill and Intangible Assets
The carrying value of our goodwill balance was $10.8 billion at September 26, 2021, including $2.7 billion of goodwill at our Sikorsky reporting unit. In the fourth quarter of 2020, we performed our annual impairment test for goodwill, and the results of that test indicated no impairment existed. As of the date of our 2020 annual impairment test, we estimated that the fair value of our Sikorsky reporting unit exceeded its carrying value for goodwill by a margin of approximately 30%. We will perform our next annual goodwill impairment test during the fourth quarter of 2021 and will perform a quantitative assessment of the fair value of our Sikorsky reporting unit.
The fair value of our Sikorsky reporting unit can be significantly impacted by its performance, the amount and timing of expected future cash flows, contract terminations, changes in expected future orders, general market pressures, including U.S. Government budgetary constraints, discount rates, long term growth rates, and changes in U.S. (federal or state) or foreign tax laws and regulations, or their interpretation and application, including those with retroactive effect, along with other significant judgments. Based on our assessment of these circumstances, we have determined that goodwill at our Sikorsky reporting unit is at risk for impairment should there be a deterioration of projected cash flows of the reporting unit.
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
ITEM 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 26, 2021. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of September 26, 2021.

There were no changes in our internal control over financial reporting during the quarter ended September 26, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Forward-Looking Statements
This Form 10-Q contains statements that, to the extent they are not recitations of historical fact, constitute forward-looking statements within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “scheduled,” “forecast” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results may differ materially due to factors such as:

•the impact of COVID-19 or future epidemics on our business, including potential supply chain disruptions, facility closures, work stoppages, program delays, payment policies and regulations, our ability to recover our costs under contracts and the impacts of implementation of vaccine mandates on our workforce and business;
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
•the competitive environment for our products and services, including increased pricing pressures, aggressive pricing in the absence of cost realism evaluation criteria, competition from emerging competitors including startups and non-traditional defense contractors, and bid protests;
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
•our ability to recover costs under U.S. Government contracts, our mix of fixed-price and cost-reimbursable contracts and the impacts of cost overruns and significant increases in inflation;
•the accuracy of our estimates and projections;
•the impact of pension risk transfers, including potential noncash settlement charges; timing and estimates regarding pension funding and movements in interest rates and other changes that may affect pension plan assumptions, stockholders’ equity, the level of the FAS/CAS adjustment; actual returns on pension plan assets and the impact of pension related legislation;
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
As a result of Turkey accepting delivery of the Russian S-400 air and missile defense system, the U.S. Government removed Turkey from the F-35 program in 2019 and in December 2020 imposed sanctions on Turkey’s defense procurement agency (SSB) and certain of the agency’s officers under the Countering America’s Adversaries Through Sanctions Act (CAATSA). The primary sanction imposed was a restriction on all new U.S. export licenses and authorizations for any goods or technology transferred to the SSB. This sanction does not apply to current, valid export licenses and authorizations, however, it does apply to any modifications or extensions thereof. We expect the U.S. Government to continue to engage Turkey on these issues, but we have no indication that the sanctions will be removed, that additional sanctions will not be imposed or that Turkey will not issue reciprocal sanctions.
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
We have a number of contracts with Turkish industry for the Turkish Utility Helicopter Program (TUHP), which anticipates the co-production program with Turkish industry for production of T70 helicopters for use in Turkey, as well as the related provision of Turkish goods and services under buy-back or offset obligations, to include the future sales of helicopters built in Turkey for sale globally. Although existing export licenses should not be subject to the current sanctions, we continue to expect pending and future export licensing applications and any required modifications, extensions or changes in scope to the existing licenses, where SSB is a party to the underlying transaction to be denied, adversely affecting our ability to perform the affected contracts. For example, since April 2021, we have received multiple denials from the U.S. Department of State for export, import and manufacturing licenses pertaining to TUHP. These denials prevent us from performing certain significant obligations under contracts for the TUHP, which has and will affect our sales and impact our ability to recover certain costs. As a result of the denials we have provided force majeure notices under the affected contracts and these contracts may be restructured or terminated, which could result in a further reduction in sales, the imposition of penalties or assessment of damages, and increased unrecoverable costs. In addition, we have other programs where we work with Turkish industry, including for domestic U.S. Black Hawk® helicopter production, that rely on components from Turkish suppliers. While these commercial relationships are not affected by the current sanctions, they could be adversely affected by the imposition of additional sanctions.
Although the existing sanctions adversely affect our participation in TUHP as described above, they are not currently expected to have a material effect on our overall business, however, they may result in the loss of future sales opportunities to Turkey, and any future sanctions by the U.S. Government or reciprocal actions by Turkey or Turkish industry could result in further restrictions on exports or imports, reductions in backlog, return of advance payments, costs to develop alternate supply sources, restrictions on payments, force majeure events or contract restructurings or terminations. Such activity also could result in claims from our customers and suppliers, which may include both the amount established in any settlement agreements, the costs of evaluating settlement proposals and the costs of negotiating settlement agreements. These effects could have a material impact on our operating results, financial position and cash flows.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the quarter ended September 26, 2021.
The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended September 26, 2021.

Period (a)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
				(in millions)
June 28, 2021 – July 25, 2021	1,643	$380.77	—	$1,511
July 26, 2021 – August 29, 2021 (c)	832,745	$374.46	828,615	$1,011
August 30, 2021 – September 26, 2021 (c)	582,120	$—	582,120	$6,011
Total(c)(d)	1,416,508	$376.26	1,410,735

(a)We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, September 26, 2021 was the last day of our September 2021 fiscal month.
(b)In October 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. From time to time, our Board of Directors authorizes increases to our share repurchase program. The total remaining authorization for future common share repurchases under our share repurchase program was $6.0 billion as of September 26, 2021, including a $5.0 billion increase to the program authorized by our Board of Directors on September 23, 2021. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans, including accelerated share repurchases. The program does not have an expiration date.
(c)During the third quarter of 2021, we entered into an accelerated share repurchase (ASR) agreement to repurchase $500 million of our common stock. Under the terms of the ASR agreement, we paid $500 million and received an initial delivery of 828,615 shares of our common stock in August 2021. Upon final settlement of the ASR agreement in September 2021, we received an additional 582,120 shares of our common stock based on the average price paid per share of $354.43, calculated with reference to the volume-weighted average price (VWAP) of our common stock over the term of the agreement, less a negotiated discount. Average Price Paid Per Share in the table above does not include ASR shares.
(d)During the quarter ended September 26, 2021, the total number of shares purchased included 5,773 shares that were transferred to us by employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the program.

ITEM 6. Exhibits

Exhibit No.	Description

10.1
Revolving Credit Agreement dated as of August 24, 2021, among Lockheed Martin Corporation, the lenders listed therein, and Bank of America, N.A., as administrative agent (incorporated by reference to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on August 24, 2021).

15	Acknowledgment of Independent Registered Public Accounting Firm

31.1	Certification of James D. Taiclet pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of John W. Mollard pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of James D. Taiclet and John W. Mollard pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: October 26, 2021	By: /s/ Brian P. Colan
Brian P. Colan
Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)