Form 10-K
period 2021-12-31
LOCKHEED MARTIN CORP
filed 2022-01-25
CIK 936468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Large accelerated filer ☒ Accelerated filer ☐ Non–accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the last sales price of such stock, as of the last business day of the registrant’s most recently completed second fiscal quarter, which was June 25, 2021, was approximately $105.3 billion.
There were 272,326,925 shares of our common stock, $1 par value per share, outstanding as of January 19, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Lockheed Martin Corporation’s 2022 Definitive Proxy Statement are incorporated by reference into Part III of this Form 10‑K. The 2022 Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Lockheed Martin Corporation
Form 10-K
For the Year Ended December 31, 2021

PART I
ITEM  1.    Business
General
We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics, system integration and cybersecurity services. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. In 2021, 71% of our $67.0 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 62% from the Department of Defense (DoD)), 28% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government) and 1% were from U.S. commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security and information technology, including cybersecurity.
We operate in an environment characterized by both complexity in global security and continuing economic pressures in the U.S. and globally. A significant component of our strategy in this environment is to focus on program execution, improving the quality and predictability of the delivery of our products and services, and placing security capability quickly into the hands of our U.S. and international customers at affordable prices. Recognizing that our customers are resource constrained, we place considerable focus on affordability initiatives while endeavoring to develop and extend our portfolio domestically in a disciplined manner, with a focus on adjacent markets close to our core capabilities as well as growing our international sales. We invest substantially in our people to ensure we have the technical skills necessary to succeed, and we expect to continue to invest internally on innovative technologies that address rapidly evolving mission requirements for our customers. We will continue to invest in acquisitions, as appropriate, while deepening our connection to commercial industry through cooperative partnerships, joint ventures, and equity investments.
We operate in four business segments: Aeronautics, Missiles and Fire Control (MFC), Rotary and Mission Systems (RMS) and Space. We organize our business segments based on the nature of the products and services offered.
Pending Acquisition of Aerojet Rocketdyne Holdings, Inc.
On December 20, 2020, we entered into an agreement to acquire Aerojet Rocketdyne Holdings, Inc. (Aerojet Rocketdyne) for $51.00 per share, which is net of a $5.00 per share special cash dividend Aerojet Rocketdyne paid to its stockholders on March 24, 2021. At the time of announcement, this represented a post-dividend equity value of approximately $4.6 billion, on a fully diluted as-converted basis, and a transaction value of approximately $4.4 billion after the assumption of Aerojet Rocketdyne’s then-projected net cash. The transaction was approved by Aerojet Rocketdyne’s stockholders on March 9, 2021. As part of the regulatory review process of the transaction, on September 24, 2021, we and Aerojet Rocketdyne each certified substantial compliance with the Federal Trade Commission’s (FTC) requests for additional information, known as a “second request.” On January 11, 2022, the parties provided an updated notice of their intended closing date under their timing agreement with the FTC, whereby the parties agreed that they would not close the transaction before January 27, 2022, to enable the parties to discuss the scope and nature of the merchant supply and firewall commitments previously offered to the FTC by Lockheed Martin. We have been advised by the FTC that its concerns regarding the transaction cannot be addressed adequately by the terms of a consent order. We believe it is highly likely that the FTC will vote to sue to block the transaction and expect they will make a decision before January 27, 2022. If the FTC sues to block the transaction, we could elect to defend the lawsuit within 30 days or terminate the merger agreement. If the FTC does not file a lawsuit to block the transaction before January 27, 2022, the parties could proceed to close the transaction, but there is no assurance that the FTC would not file a lawsuit challenging the transaction after the closing since the parties have not reached agreement on the terms of a consent order. Under the terms of the merger agreement, either party may terminate the transaction if it has not closed on or before March 21, 2022. See Item 1A - Risk Factors for a discussion of the risks related to the proposed transaction.
Business Segments
Aeronautics
In 2021, our Aeronautics business segment generated net sales of $26.7 billion, which represented 40% of our total consolidated net sales. Aeronautics’ customers include the military services, principally the U.S. Air Force and U.S. Navy, and various other government agencies of the U.S. and other countries, as well as commercial and other customers. In 2021, U.S. Government customers accounted for 65% and international customers accounted for 35% of Aeronautics’ net sales. Net sales from Aeronautics’ combat aircraft products and services represented 32% of our total consolidated net sales in 2021 and 2019, and 33% in 2020.

Aeronautics is engaged in the research, design, development, manufacture, integration, sustainment, support and upgrade of advanced military aircraft, including combat and air mobility aircraft, unmanned air vehicles and related technologies. Aeronautics also has contracts with the U.S. Government for classified programs. Aeronautics’ major programs include:
•F-35 Lightning II Joint Strike Fighter - international multi-role, multi-variant, fifth generation stealth fighter;
•C-130 Hercules - international tactical airlifter;
•F-16 Fighting Falcon - low-cost, combat-proven, international multi-role fighter; and
•F-22 Raptor - air dominance and multi-role fifth generation stealth fighter.
The F-35 program is our largest program, generating 27% of our total consolidated net sales, as well as 68% of Aeronautics’ net sales in 2021. The F-35 program consists of multiple development, production and sustainment contracts. Development is focused on modernization of F-35’s capability and addressing emerging threats. Sustainment provides logistics and training support for the aircraft delivered to F-35 customers.
Production of the aircraft is expected to continue for many years given the U.S. Government’s current inventory objective of 2,456 aircraft for the U.S. Air Force, U.S. Marine Corps and U.S. Navy; commitments from our seven international partner countries and six international customers; and expressions of interest from other countries. In 2021, we delivered 142 aircraft, including 68 to international customers, resulting in total deliveries of 753 production aircraft since program inception. This was an increase from the 120 aircraft delivered in 2020 when the production rate was tapered as a result of coronavirus disease 2019 (COVID-19) related delays. While the production rate in 2021 improved from its 2020 levels, it continued to be impacted by COVID-19. We anticipate delivering 148-153 aircraft in 2022. In 2023 and beyond, we anticipate delivering 156 aircraft for the foreseeable future. We have 230 aircraft in backlog as of December 31, 2021 extending into 2023, including orders from our international partner countries. For additional information on the F-35 program, see “Status of the F‑35 Program” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. See also Item 1A - Risk Factors for a discussion of risks related to the F-35 program.
Aeronautics produces and provides support and sustainment services for the C-130J Super Hercules, as well as upgrades and support services for the legacy C-130 Hercules worldwide fleet. We delivered 22 C-130J aircraft in 2021. We have 79 aircraft in our backlog as of December 31, 2021, extending into 2025.
Aeronautics produces F-16 aircraft for international customers and continues to provide service-life extension, modernization and other upgrade programs for our customers’ F‑16 aircraft, with existing contracts continuing for several years. As of December 31, 2021, we have 128 F-16 aircraft in backlog, extending into 2027. We continue to seek international opportunities to deliver additional aircraft.
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
Missiles and Fire Control
In 2021, our MFC business segment generated net sales of $11.7 billion, which represented 17% of our total consolidated net sales. MFC’s customers include the military services, principally the U.S. Army, and various government agencies of the U.S. and other countries, as well as commercial and other customers. In 2021, U.S. Government customers accounted for 71% and international customers accounted for 29% of MFC’s net sales.
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
•The Multiple Launch Rocket System (MLRS), Hellfire, and Joint Air-to-Surface Standoff Missile (JASSM) tactical missile programs. MLRS is a highly mobile, automatic system that fires surface-to-surface rockets and missiles from the M270 and High Mobility Artillery Rocket System platforms produced for the U.S. Army and international customers. Hellfire is an air-to-ground missile used on rotary and fixed-wing aircraft, which is produced for the U.S. Army, Navy, Marine Corps and international customers. JASSM is an air-to-ground missile launched from fixed-wing aircraft, which is produced for the U.S. Air Force and international customers.
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

Rotary and Mission Systems
In 2021, our RMS business segment generated net sales of $16.8 billion, which represented 25% of our total consolidated net sales. RMS’ customers include the military services, principally the U.S. Navy and Army, and various government agencies of the U.S. and other countries, as well as commercial and other customers. In 2021, U.S. Government customers accounted for 70%, international customers accounted for 28% and U.S. commercial and other customers accounted for 2% of RMS’ net sales. Net sales from RMS’ Sikorsky helicopter programs represented 10% of our consolidated net sales in 2021, and 9% in 2020 and 2019. RMS also has contracts with the U.S. Government for classified programs.
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

Space
In 2021, our Space business segment generated net sales of $11.8 billion, which represented 18% of our total consolidated net sales. Space’s customers include the U.S. Air Force, U.S. Space Force, U.S. Navy, National Aeronautics and Space Administration (NASA), Missile Defense Agency (MDA) and various government agencies of the U.S. and other countries along with commercial customers. In 2021, U.S. Government customers accounted for 92% and international customers accounted for 8% of Space’s net sales. Net sales from Space’s satellite products and services represented 10% of our total consolidated net sales in 2021 and 11% in 2020 and 2019.
As previously announced, on June 30, 2021 the UK Ministry of Defence terminated the contract to operate the UK’s nuclear deterrent program and assumed control of the entity that manages the program (referred to as the renationalization of the Atomic Weapons Establishment (AWE program)). Accordingly, the AWE program, including the entity that manages the program, was no longer included in our financial results as of that date.
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
•The Orion Multi-Purpose Crew Vehicle (Orion), a spacecraft for NASA utilizing new technology for human exploration missions beyond low earth orbit.
•Global Positioning System (GPS) III, a program to modernize the GPS satellite system for the U.S. Air Force.
•Hypersonics programs, which include several programs with the U.S. Army and U.S. Navy to design, develop and build hypersonic strike weapons.
•Next Generation Interceptor (NGI), a program with the MDA utilizing next generation propulsion and sensors to provide homeland missile defense.

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
Research and Development
We conduct research and development (R&D) activities using our own funds (referred to as company-funded R&D or independent research and development (IR&D)) and under contractual arrangements with our customers (referred to as customer-funded R&D) to enhance existing products and services and to develop future technologies. R&D costs include basic research, applied research, concept formulation studies, design, development, and related test activities. See “Note 1 – Organization and Significant Accounting Policies” (under the caption “Research and development and similar costs”) included in our Notes to Consolidated Financial Statements.
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
We rely on other companies to provide materials, major components and products, including advanced microelectronics such as semiconductors, and to perform a portion of the services that are provided to our customers under the terms of most of our contracts. A failure by one or more of these suppliers or subcontractors to provide the agreed-upon supplies or perform the agreed-upon services on a timely basis, according to specifications, or at all, may affect our ability to perform our obligations. While we believe we have taken appropriate measures to mitigate these risks, supplier disruptions, including as a result of COVID-19, could result in delays, increased costs, or reduced operating profits or cash flows. For more information on the risks related to our suppliers and raw materials, see Item 1A - Risk Factors.
No material portion of our business is considered to be seasonal. Various factors can affect the distribution of our sales between accounting periods, including the timing of government awards, the availability of government funding, product deliveries and customer acceptance.
Human Capital Resources
Due to the specialized nature of our business, our performance depends on identifying, attracting, developing, motivating and retaining a highly skilled workforce in multiple areas, including engineering, science, manufacturing, information technology, cybersecurity, business development and strategy and management. Our human capital management strategy, which we refer to as our people strategy, is tightly aligned with our business needs and technology strategy. During 2021, our human capital efforts were focused on continuing to accelerate the transformation of our technology for workforce management through investments in upgraded systems and processes, and continuing to increase our agility to meet the quickly changing needs of the business, all while maintaining a respectful, challenging, supportive and inclusive working environment. We use a variety of human capital measures in managing our business, including: workforce demographics; hiring metrics; talent management metrics, including retention rates of top talent; and diversity metrics with respect to representation, attrition, hiring, promotions and leadership.
Workforce Demographics
As of December 31, 2021, we had a highly skilled workforce made up of approximately 114,000 employees, including approximately 59,000 engineers, scientists and information technology professionals. As of December 31, 2021, approximately 93% of our workforce was located in the U.S. and approximately 20% of our employees were covered by collective bargaining agreements with various unions. A number of our existing collective bargaining agreements expire in any given year. Historically, we have been successful in negotiating renewals to expiring agreements without any material disruption of operating activities, and management considers employee and union relations to be good.
Diversity and Inclusion
Diversity and inclusion is a business imperative for us, as we believe that it is key to our future success. We have focused our diversity and inclusion initiatives on employee recruitment, including investments in minority-serving institutions and outreach, employee training and development, such as efforts focused on expanding the diverse talent pipeline, and employee engagement, including through participation in our employee Business Resource Groups. Our Business Resource Groups are voluntary, employee-led groups that are open to all employees while focusing on workplace issues specific to racial/ethnic, gender, sexual orientation/gender identity, disability or veteran status. The Business Resource Groups foster a diverse and inclusive workplace aligned with our organizational mission, values, goals and business practices and drive awareness and change within our organization. Through these and other focused efforts, we have improved the diversity of our overall U.S. workforce and within leadership positions, specifically in the representation of women, people of color and people with disabilities. Additionally, our representation of veterans remains outstanding, at almost four times the current annual national percentage of veterans in the civilian workforce.

Employee Profile (as of December 31, 2021):

	Women(a)	People of Color(a)	Veterans(a)	People with Disabilities(a)
Overall	23%	29%	21%	10%
Executives(b)	23%	15%	20%	11%
(a)Based on employees who self-identify. Includes only U.S. employees and expatriates except for women, which also includes local country nationals. Excludes casual workers, interns/co-ops and employees of certain subsidiaries and joint ventures.
(b)Executive is defined as director-level (one level below vice president) or higher.
Talent Acquisition, Retention and Development
We strive to hire, develop and retain the top talent in the industry. During 2021, we hired more than 10,000 employees, despite the continuing challenges presented by the COVID-19 pandemic. An integral part of our people strategy is early career hiring through college and intern pipelines, particularly in technical fields. In addition to efforts focused on recruitment, we also monitor employee attrition across a broad array of categories and segments of the population, including with respect to diversity and top talent. Critical to attracting and retaining top talent is employee satisfaction, and we regularly conduct employee engagement surveys to gauge employee satisfaction and to understand the effectiveness of our people strategy. We attract and reward our employees by providing market competitive compensation and benefit practices, including incentives and recognition plans that extend to nonrepresented employees of all levels in our organization and encourage excellence through our pay-for-performance philosophy. We also have continued a teleworking policy that encourages flexible working arrangements for employees who can meet our customer commitments remotely, which we believe helps recruit and retain talent. In addition, we invest in the development of our employees through training, apprenticeship programs, leadership development plans and offering tuition assistance programs for continuing education or industry certifications. This employee development helps to make us more competitive and also assists with leadership succession planning throughout the corporation.
Employee Safety and Health
Our safety and health program seeks to optimize our operations through targeted safety, health and wellness opportunities designed to ensure safe work conditions, a healthy work environment, promote workforce resiliency and enhance business value. As part of this program, we track employee health and safety measures, including quarterly and yearly targets related to the number of injury and illness incidents that occur at work, those incidents that result in days lost, and the number of days lost due to workplace injuries and illness. During 2021, these metrics continued to be negatively impacted by the absence from work and delays in the return to work related to COVID-19. We continue to take steps to protect our employees from COVID-19 while sustaining production and related services, including by establishing minimum staffing and social distancing and mask wearing policies consistent with current governmental guidance, cleaning common areas more frequently, implementing a flexible teleworking policy for employees who can work from home, encouraging employee vaccinations while monitoring potential vaccine mandates, and instituting other measures designed to mitigate and prevent the spread of COVID-19.
For information on the risks related to our human capital resources, see Item 1A - Risk Factors.
Competition
Our broad portfolio of products and services competes both domestically and internationally against products and services of other large aerospace and defense companies, numerous smaller competitors and, increasingly, emerging competitors, including startups and non-traditional defense contractors. Changes within the industry we operate in, such as vertical integration by our peers, could negatively impact us without appropriate remedies to protect our interests. We often form teams with our competitors in efforts to provide our customers with the best mix of capabilities to address specific requirements. In some areas of our business, customer requirements are changing to encourage expanded competition. Principal factors of competition include the value of our products and services to the customer; technical and management capability; the ability to develop and implement complex, integrated system architectures; total cost of ownership; our demonstrated ability to execute and perform against contract requirements; and our ability to provide timely and cost effective solutions. Technological advances in such areas as additive manufacturing, data analytics, digital engineering, artificial intelligence, advanced materials, autonomy and robotics, and new business models such as commercial access to space are enabling new factors of competition for both traditional and non-traditional competitors.
The competition for international sales is generally subject to U.S. Government stipulations (e.g., export restrictions, market access, technology transfer, industrial cooperation and contracting practices). We may compete against U.S. and non-

U.S. companies (or teams) for contract awards by international governments. International competitions also may be subject to different laws or contracting practices of international governments that may affect how we structure our bid for the procurement. In many international procurements, the purchasing government’s relationship with the U.S. and its industrial cooperation programs are important factors in determining the outcome of a competition. It is common for international customers to require contractors to comply with their industrial cooperation regulations, sometimes referred to as offset requirements, and we have entered into foreign offset agreements as part of securing some international business. For more information concerning offset agreements, see “Contractual Commitments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 1A - Risk Factors.
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
The U.S. Government and other governments may terminate any of our government contracts and subcontracts either at its convenience or for default based on our performance. If a contract is terminated for convenience, we generally are protected by provisions covering reimbursement for costs incurred on the contract and profit on those costs. If a contract is terminated for default, we generally are entitled to payments for our work that has been accepted by the U.S. Government or other governments; however, the U.S. Government and other governments could make claims to reduce the contract value or recover its procurement costs and could assess other special penalties. For more information regarding the U.S. Government’s and other governments’ right to terminate our contracts and the risks of doing work internationally, see Item 1A - Risk Factors. For more information regarding government contracting laws and regulations, see Item 1A - Risk Factors as well as “Critical Accounting Policies - Contract Accounting / Sales Recognition” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

Our operations are subject to and affected by various federal, state, local and foreign environmental protection laws and regulations regarding the discharge of materials into the environment or otherwise regulating the protection of the environment. As a result of these environmental protection laws, we are involved in environmental remediation at some of our current and former facilities and at third-party-owned sites where we have been designated a potentially responsible party as a result of our prior activities and those of our predecessor companies. While the extent of our financial exposure cannot in all cases be reasonably estimated, the costs of environmental compliance have not had, and we do not expect that these costs will have, a material adverse effect on our earnings, financial position and cash flow, primarily because substantially all of our environmental costs are allowable in establishing the price of our products and services under our contracts with the U.S. Government. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or cleanup to the extent that they are probable and estimable, see “Critical Accounting Policies - Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 15 – Legal Proceedings, Commitments and Contingencies” included in our Notes to Consolidated Financial Statements. See also the discussion of environmental matters within Item 1A - Risk Factors.
There is an increasing global regulatory focus on greenhouse gas ("GHG") emissions and their potential impacts relating to climate change. Future laws, regulations or policies in response to concerns over GHG emissions such as carbon taxes, mandatory reporting and disclosure obligations and changes in procurement policies could significantly increase our operational and compliance burdens and costs. We monitor developments in climate-change related regulation for their potential effect on us and also have a comprehensive sustainability program that seeks to mitigate our impact on the environment, including targets to reduce our GHG emissions. For more information on the risk of climate-change related regulation, see Item 1A - Risk Factors.

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
Risks Related to our Reliance on Government Contracts

We depend heavily on contracts with the U.S. Government for a substantial portion of our business. Changes in the U.S. Government’s priorities, or delays or reductions in spending could have a material adverse effect on our business.
We derived 71% of our total consolidated net sales from the U.S. Government in 2021, including 62% from the DoD. We expect to continue to derive most of our sales from work performed under U.S. Government contracts. Those contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal year (FY) basis even though contract performance may extend over many years. Consequently, contracts are often partially funded initially and additional funds are committed only as Congress makes further appropriations over time. If we incur costs in excess of funds obligated on a contract or in advance of a contract award, we may be at risk of not being reimbursed for those costs unless and until additional funds are obligated under the contract or the contract is awarded and funded.
Budget uncertainty, the risk of future budget cuts, the potential for U.S. Government shutdowns, the use of continuing resolutions, and the federal debt ceiling can adversely affect our industry and the funding for our programs. If appropriations were delayed or a government shutdown were to occur and were to continue for an extended period of time, we could be at risk of program cancellations and other disruptions and nonpayment. When the U.S. Government operates under a continuing resolution, new contract and program starts are restricted and funding for our programs may be unavailable, reduced or delayed. Shifting funding priorities or federal budget compromises, could also result in reductions in overall defense spending on an absolute or inflation-adjusted basis, which could adversely impact our business. Our business could also be adversely impacted by reductions or delays in spending by non-U.S. government customers who are facing budget pressures.
We believe our diverse range of products and services generally make it less likely that cuts in any specific contract or program will affect our business on a long-term basis. However, termination of multiple or large programs or contracts could adversely affect our business and future financial performance. Changes in funding priorities could also reduce opportunities in existing programs and in future programs where we intend to compete. While we would expect to compete and be well positioned as the incumbent on existing programs, we may not be successful and, even if we are successful, the replacement programs may be funded at lower levels. In addition, our ability to grow in key areas such as hypersonics programs, classified programs and next-generation franchise programs will also be affected by the overall budget environment, whether development programs transition to production and the timing of such transition, all of which are dependent on U.S. Government authorization and funding.
The F-35 program comprises a material portion of our revenue and reductions in funding for this program and risks related to the development, production, sustainment, performance, schedule, cost and requirements of the program could adversely affect our performance.
The F-35 program, which consists of multiple development, production and sustainment contracts, is our largest program and represented 27% of our total consolidated net sales in 2021. A decision by the U.S. Government or other governments to cut spending on this program or reduce or delay planned orders would have an adverse impact on our business and results of operations. Given the size and complexity of the F-35 program, we anticipate that there will be continual reviews related to aircraft performance, program schedule, cost, and requirements as part of the DoD, Congressional, and international countries’ oversight and budgeting processes. Current program challenges include supplier, Lockheed Martin and partner performance (including COVID-19 performance-related challenges), software development, the receipt of funding for contracts on a timely basis, execution of future flight tests and findings resulting from testing and operating the aircraft, the level of cost associated with life cycle operations, sustainment and potential contractual obligations, and the ability to continue to reduce the unit production costs and improve affordability.

Our planned production rates and deliveries have been affected and could continue to be affected by COVID-19 or supplier delays which affect our results of operations. We also may not be successful in making hardware and software upgrades and other modernization capabilities in a timely manner, including as a result of dependencies on suppliers, which could increase costs and create schedule delays. Our ability to capture and retain future F-35 growth in development, production and sustainment is dependent on the success of our efforts to achieve F-35 sustainment performance, customer affordability, supply chain improvements, continued reliability improvements and other efficiencies, some of which are outside our control.
We are subject to procurement laws and regulations, including those that enable the U.S. Government to terminate contracts for convenience. Our business and reputation could be adversely affected if we or those we do business with fail to comply with these laws.
We must comply with laws and regulations relating to the award, administration and performance of U.S. Government contracts. Government contract laws and regulations affect how we do business with our customers and impose certain risks and costs on our business. A violation of these laws and regulations by us, our employees, others working on our behalf, a supplier or a joint venture partner could harm our reputation and result in the imposition of fines and penalties, the termination of our contracts, suspension or debarment from bidding on or being awarded contracts, loss of our ability to export products or perform services and civil or criminal investigations or proceedings. In addition, costs to comply with new government regulations can increase our costs, reduce our margins and affect our competitiveness.
Government contract laws and regulations can impose terms or obligations that are different than those typically found in commercial transactions. For example, the U.S. Government may terminate any of our government contracts and subcontracts not only for default based on our performance but also at its convenience. Upon termination for convenience of a fixed-price type contract, typically we are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process and an allowance for profit on the contract or adjustment for loss if completion of performance would have resulted in a loss. Upon termination for convenience of a cost-reimbursable contract, we normally are entitled to reimbursement of allowable costs plus a portion of the fee, and allowable costs include our cost to terminate agreements with our suppliers and subcontractors. Programs occasionally do not have sufficient funds appropriated to cover the termination costs if the government were to terminate them for convenience. Under such circumstances, the U.S. Government could assert that it is not required to appropriate additional funding.
A termination arising out of our default may expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders. In addition, the U.S. Government could terminate a prime contract under which we are a subcontractor, notwithstanding the fact that our performance and the quality of the products or services we delivered were consistent with our contractual obligations as a subcontractor. In the case of termination for default, the U.S. Government could make claims to reduce the contract value or recover its procurement costs and could assess other special penalties.
Our programs for the U.S. Government often operate for periods of time under Undefinitized Contract Actions (UCAs), which means that we begin performing our obligations before the terms, specifications or price are finally agreed to between the parties. The U.S. Government has (and has exercised in the past) the ability to unilaterally definitize contracts, which, absent a successful appeal, obligates us to perform under terms and conditions imposed by the U.S. Government. This can affect our ability to negotiate mutually agreeable contract terms and, if a contract is unilaterally imposed upon us, it may negatively affect our expected profit and cash flows on a program or impose burdensome terms.
Certain of our U.S. Government contracts span one or more base years and include multiple option years. The U.S. Government may decide not to exercise option periods, which could result in a loss of expected sales or profits. The U.S. Government also may decide to exercise option periods for contracts under which it is expected that our costs may exceed the contract price or ceiling, which could result in losses or unreimbursed costs.
Evolving U.S. Government procurement policies, increased emphasis on cost over performance and rapid acquisition initiatives could adversely affect our business.
The U.S. Government could implement procurement policies that negatively impact our profitability or the ability to win new business. Changes in procurement policy favoring more incentive-based fee arrangements, different award fee criteria or government contract negotiation offers based upon the customer’s view of what our costs should be (as compared to our actual costs) may affect the predictability of our profit rates or make it more difficult to compete on certain types of programs. In addition, changes in contract financing policy for fixed-price contracts, such as changes in performance and progress payments policies, including a reversal or modification of the DoD’s March 2020 increase to the applicable progress payment rate from 80% to 90%, could significantly affect the timing of our cash flows. Our customers also may seek to negotiate non-traditional contract provisions or contract types. The U.S. Government’s preference for fixed-price contracting has resulted in what we believe to be the inappropriate application of fixed-priced contracting methods to development programs. By their nature, the technical challenges, costs and timing of development programs are difficult to estimate and the use of fixed-price instead of cost-reimbursable contracts for such programs increases the financial risk to the contractor. This has resulted in losses on certain fixed-price development programs and could result in additional losses in the future. In addition, an increased number of contract solicitations require the contractor to bid upfront on cost-reimbursable development work and the follow-on fixed-price production options in one submission. This requirement increases the risk that we may experience lower margins than expected, or a loss, on the production options because we must estimate the cost of producing a product before it has been developed. These risks may cause us not to bid on certain future programs, which could adversely affect our future growth prospects and financial performance. See Note 1 – Organization and Significant Accounting Policies included in our Notes to Consolidated Financial Statements for further details about losses incurred on certain programs, including fixed-price development programs. In addition, given the customer’s emphasis on cost, even if we effectively manage program life-cycle and sustainment costs and meet customer affordability targets, the customer may elect to recompete programs at the end of existing contracts, which may result in a lost business opportunity or reduce operating margins. From time to time, the U.S. Government also has proposed contract terms, imposed internal policies, or taken positions that represent fundamental changes from historical practices or that we believe are inconsistent with the FAR or other laws and regulations and which could adversely affect our business.
The DoD is increasingly pursuing rapid acquisition pathways and procedures for new technologies, including through so called “other transaction authority” agreements (OTAs). While OTAs do not currently represent a significant portion of our overall contracts (less than 2% of total backlog), in recent years the DoD has increased the frequency of use and the size of OTAs and we expect this trend to continue. OTAs are exempt from many traditional procurement laws, including the FAR, and may be used, subject to certain conditions, for research, prototype development and follow-on production for a successful prototype. The conditions to award OTAs include, in certain instances, that a significant portion of the work under the OTA is performed by a non-traditional defense contractor or that a portion of the cost of the protype project is funded by non-governmental sources. If we cannot successfully adapt to the DoD’s rapid acquisition processes or if the DoD significantly increases the use of OTAs with non-traditional defense contractors or increasingly mandates cost sharing, then we may lose strategic new business opportunities in high-growth areas and our future performance and results could be adversely affected. Our success also depends on our ability to continue to identify technological innovation and adapt it to our platforms in light of changes in procurement policies that emphasize acquiring technologies with shorter life cycles.
Our profitability and cash flow may vary based on the mix of our contracts and programs, our performance, and our ability to control costs.
Our profitability and cash flow may vary materially depending on the types of government contracts undertaken, the nature of products produced or services performed under those contracts, the costs incurred in performing the work, the achievement of other performance objectives and the stage of performance at which the right to receive fees is determined, particularly under award and incentive-fee contracts. Failure to perform to customer expectations and contract requirements may result in reduced fees or losses and may adversely affect our financial performance. Our backlog includes a variety of contract types and represents the sales we expect to recognize for our products and services in the future. In addition, a significant portion of our contracts are classified by the U.S. Government, which impose security requirements that limit our ability to discuss our performance on these contracts, including any specific risks, disputes and claims.
Contract types primarily include fixed-price and cost-reimbursable contracts. Under each type of contract, if we are unable to control costs, including due to greater than anticipated inflation or unexpected delays, our operating results could be adversely affected, particularly if we are unable to demonstrate an increase in contract value to our customers. Cost overruns or the failure to perform on existing programs also may adversely affect our ability to retain existing programs and win future contract awards, or could cause the customer to terminate the contract for convenience. Given broader inflation in the economy, we are monitoring the risk inflation presents to active and future contracts. To date we have not seen broad based increases in costs from inflation that are material to the business as a whole; however, if we began to experience greater than expected supply chain and labor inflation our profits and margins under our contracts, in particular fixed price contracts, could be adversely affected.
Under fixed-price contracts, we agree to perform specified work for a pre-determined price. If our actual costs exceed our estimates our profits are reduced and we could incur a loss. Some fixed-price contracts have a performance-based component under which we may earn incentive payments or incur financial penalties based on our performance. For additional risks related to the DoD’s current use of fixed-price contracts see the risk factor above. See Note 1 – Organization and Significant Accounting Policies included in our Notes to Consolidated Financial Statements for further details about losses incurred on certain fixed-price programs to date. Cost-reimbursable contracts provide for the payment of allowable costs incurred during performance of the contract plus a fee up to a ceiling based on the amount that has been funded. Contracts for development programs with complex design and technical challenges are often cost-reimbursable. In these cases, the associated financial risks primarily relate to a reduction in fees and potential program cancellation if cost, schedule or technical performance issues arise. Our backlog also includes contracts for the transition from development to production (e.g., low rate initial production (LRIP) contracts), where the challenge of starting and stabilizing a manufacturing production and test line while the final design is being validated and managing change in requirements or capabilities create performance and financial risks to our business. These contracts frequently are cost-reimbursable or fixed-price incentive-fee contracts. Generally, if our costs exceed the contract target cost or are not allowable under the applicable regulations, we may not be able to obtain reimbursement for all costs and may have our fees reduced or eliminated. There are also contracts for production, as well as operations and maintenance of the delivered products, that have the challenge of achieving a stable production and delivery rate, while maintaining operability of the product after delivery. These contracts are primarily fixed-price. In addition, certain contracts associated with our Space business segment contain provisions that require us to forfeit fees, pay penalties, or provide replacement systems in the event of performance failure, which could negatively affect our earnings and cash flows.
We are routinely subject to audit by our customers on government contracts and the results of those audits could have an adverse effect on our business, reputation and results of operations.
U.S. Government agencies, including the Defense Contract Audit Agency, the Defense Contract Management Agency and various agency Inspectors General, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, its cost structure, its business systems and its compliance with applicable laws, regulations and standards. The U.S. Government has the ability to decrease or withhold certain payments when it deems systems subject to its review to be inadequate. Additionally, any costs found to be misclassified may be subject to repayment and from time to time we have had substantial disagreements with government auditors regarding the allowability of costs incurred by us under government contracts, which delays payments even if we are correct in our positions. We have unaudited or unsettled incurred cost claims related to past years, which limits our ability to issue final billings on contracts for which authorized and appropriated funds may be expiring or can result in delays in final billings and our ability to close out a contract.
If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including reductions of the value of contracts, contract modifications or terminations, forfeiture of profits, suspension of payments, penalties, fines, suspension, or prohibition from doing business with the U.S. Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Similar government oversight and risks to our business and reputation exist in most other countries where we conduct business.
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
We may encounter bid protests from unsuccessful bidders on new program awards seeking to overturn the award. Unsuccessful bidders also may protest with the goal of being awarded a subcontract for a portion of the work in return for withdrawing the protest. Bid protests can result in significant expenses to us, contract modifications or even loss of the contract award and the resolution can extend the time until contract activity can begin and delay the recognition of sales. Our efforts to protest or challenge any bids for contracts that were not awarded to us also may be unsuccessful and could result in our incurrence of significant expense.
We are facing increased competition from emerging competitors, including startups and non-traditional defense contractors, while, at the same time, many of our customers are facing significant budget pressures and are trying to do more with less by cutting costs, using fixed price contracts, deferring large procurements, identifying more affordable solutions, performing certain work internally rather than hiring contractors, and reducing product development cycles. If competitors can offer lower cost services and products, or provide services or products more quickly, at equivalent or even reduced capabilities, we may lose new business opportunities or contract recompetes, which could adversely affect our future results. Furthermore, acquisitions in our industry, including vertical integration, could also result in increased competition or limit our access to certain suppliers without appropriate remedies to protect our interests. To remain competitive, we must maintain consistently strong customer relationships, seek to understand customer priorities and provide superior performance, advanced technology solutions and services at an affordable cost with the agility that our customers require to satisfy their mission objectives in an increasingly price competitive environment. Our success in achieving these goals may depend, among other things, on accurately assessing our customers’ needs and our competitors’ capabilities, containing our total costs relative to competitors, successfully and efficiently investing in emerging technologies, adopting innovative business models and adaptive pricing methods, effectively collaborating across our business areas, and adopting and integrating new digital manufacturing and operating technologies and tools into our product lifecycles and processes.
Other Risks Related to our Operations

The effects of COVID-19 and other potential future public health crises, epidemics, pandemics or similar events on our business, operating results and cash flows are uncertain.

The coronavirus disease 2019 (COVID-19) pandemic continues to present business challenges, and we continue to experience impacts related to COVID-19, primarily in increased coronavirus-related costs, delays in supplier deliveries, travel restrictions, site access and quarantine restrictions, employee absences, remote work and adjusted work schedules. We took steps to comply with the executive order mandating COVID-19 vaccines across our workforce, with exceptions approved for employees based on medical reasons or religious beliefs, until it was enjoined by a federal court in December 2021. As of December 31, 2021, more than 96% of our U.S. employee population had been vaccinated or received an approved exception. If the executive order is reinstated on appeal, or new mandates implemented, it is uncertain to what extent compliance with any such vaccine mandates may result in adverse impacts such as workforce attrition for us or our suppliers or reduced morale or efficiency. If the adverse impact is significant for us or our suppliers, our operations and ability to execute on our contracts could be adversely affected. The ultimate impact of COVID-19 on our operational and financial performance in future periods, including our ability to execute our programs in the expected timeframe, remains uncertain and will depend on future pandemic-related developments, including the duration of the pandemic, potential subsequent waves of COVID-19 infection or potential new variants, the effectiveness and adoption of COVID-19 vaccines and therapeutics, supplier impacts and related government actions to prevent and manage disease spread, including the implementation of any federal, state, local or foreign vaccine mandates, all of which are uncertain and cannot be predicted. The long-term impacts of COVID-19 on government budgets and other funding priorities, including international priorities, that impact demand for our products and services and our business are also difficult to predict but could negatively affect our future results and performance.
In accordance with the Department of Homeland Security’s identification of the Defense Industrial Base as a critical infrastructure sector in March 2020, our U.S. production facilities have continued to operate during the pandemic, however, our operations have been adjusted in response to the pandemic. Staffing levels at our facilities, our customer facilities, and our supplier facilities have and could continue to fluctuate as a result of COVID-19, which could negatively impact our business. In addition, countries other than the U.S. have implemented different responses to the pandemic that can affect our international operations and the operations of our suppliers and customers around the world. Base closures, travel restrictions, and quarantine requirements both within and outside the U.S. have affected our normal operations and resulted in some schedule delays and future or prolonged occurrences of these could adversely affect our ability to achieve contract milestones and our results of operations.
As described in the risk factor below, we rely on other companies and the U.S. Government to provide materials, major components and products, and to perform a portion of the services that are provided to our customers under the terms of most of our contracts. Global supply chain disruption caused by COVID-19 has impacted some of our programs and could impact our ability to perform on our contracts, in particular in instances where there is not a qualified second source of supply. We have been working with our suppliers and customers to manage COVID-19 impacts, including by accelerating payments to certain suppliers based on a risk assessed need. However, if alternatives or other mitigations are not effective, deliveries and other milestones on affected programs could be adversely impacted.
We continue to monitor the impacts of COVID-19 on the fair value of our assets. While we do not currently anticipate any material impairments on the carrying value of our assets as a result of COVID-19, future changes in expectations for sales, earnings and cash flows related to intangible assets and goodwill below our current projections could cause these assets to be impaired.
We are the prime contractor on most of our contracts and if our subcontractors, suppliers or teaming agreement or joint venture partners fail to perform their obligations, our performance and ability to win future business could be harmed.
We rely on other companies to provide materials, major components and products, and to perform a portion of the services that are provided to our customers under the terms of most of our contracts. These arrangements may involve subcontracts, teaming arrangements, joint ventures or supply agreements with other companies upon which we rely (contracting parties). There is a risk that the contracting party does not perform at all or to our expectations or meet affordability targets and we may have disputes with our contracting parties, including disputes regarding the quality and timeliness of work performed, workshares, customer concerns about the other party’s performance, our failure to issue or extend task orders, or our hiring the personnel of a subcontractor, teammate or joint venture partner or vice versa. We could also be adversely affected by actions by or issues experienced by our contracting parties that are outside of our control, such as misconduct and reputational issues involving our contracting parties, which could subject us to liability or adversely affect our ability to compete for contract awards.
Changes in the economic environment, including as a result of the COVID-19 pandemic, geopolitical events, defense budgets, trade sanctions and constraints on available financing, and the highly competitive and budget-constrained environment in which we operate, may adversely affect the financial stability and viability of our contracting parties or their ability to meet their performance requirements or to provide needed supplies or services on a timely basis. Some scarce raw materials required for our products are largely controlled by a single country, including rare earth minerals that are largely controlled by China, and therefore can be adversely impacted by potential trade actions involving that country. Advanced microelectronics, including semiconductors, underpin many of our current and future critical technologies and platforms and global shortages of these products due to COVID-19 or other supply chain challenges could result in increased procurement lead times and costs and potential shortages, which could impact our performance. Additionally, our efforts to increase the efficiency of our operations and improve the affordability of our products and services could negatively impact our ability to attract and retain suppliers. We must comply with specific procurement requirements that can limit the source of supplies and we do not have secondary suppliers for some supplies. Because the identification and qualification of new or additional suppliers can take an extended period of time, issues with suppliers or trade actions that limit our ability to use certain suppliers can have an adverse impact on our business. Complying with U.S. Government contracting regulations that limit the source or manufacture of suppliers and impose stringent cybersecurity regulations also may create challenges for our supply chain and increase costs.
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
Many of the products and services we provide are highly engineered and involve sophisticated technologies with related complex manufacturing and systems integration processes. Our customers’ requirements change and evolve regularly. Accordingly, our future performance depends, in part, on our ability to adapt to changing customer needs rapidly, identify emerging technological trends, develop and manufacture innovative products and services efficiently and bring those offerings to market quickly at cost-effective prices. This includes efforts to implement emerging digital and network technologies and capabilities. To advance our innovation and position us to meet our customers’ requirements, we make investments in emerging technologies that we believe are needed to keep pace with rapid industry innovation and seek to collaborate with commercial entities that we believe have complementary technologies to ours. These entities may not be accustomed to government contracting and may be unwilling to agree to the government’s customary terms, including those governing intellectual property. In addition, our relationships and contracts with these commercial entities may present different risks and challenges, including with respect to intellectual property, liability and indemnification terms, than what we are accustomed to with our government customers. Due to the complex and often experimental nature of the products and services we offer, we may experience technical difficulties during the development of new products or technologies. These technical difficulties could result in delays and higher costs, which may negatively impact our financial results, and could divert resources from other projects, until such products or technologies are fully developed. See Note 1 – Organization and Significant Accounting Policies included in our Notes to Consolidated Financial Statements for further details about losses incurred on certain development programs. Additionally, there can be no assurance that our development projects will be successful or meet the needs of our customers.
Our competitors may also develop new technology, or offerings, or more efficient ways to produce existing products that could cause our existing offerings to become obsolete or that could gain market acceptance before our own competitive offerings. If we fail in our development projects or if our new products or technologies fail to achieve customer acceptance, we may be unsuccessful in obtaining new contracts or winning all or a portion of next generation programs, and this could adversely affect our future performance and financial results. We also may not be successful in our efforts to grow in key areas such as hypersonics, classified programs, and winning next generation franchise programs, which could adversely affect our future performance.

International sales may pose different economic, regulatory, competition and other risks.
In 2021, 28% of our total net sales were from international customers and these sales may grow in the future. International sales are subject to numerous political and economic factors, budget uncertainty, regulatory requirements, significant competition, taxation, and other risks associated with doing business outside the U.S. In international sales, we face substantial competition from both U.S. manufacturers and international manufacturers whose governments sometimes provide research and development assistance, marketing subsidies and other assistance for their products and services.
Our international business is conducted through foreign military sales (FMS) contracted through the U.S. Government and by direct commercial sales (DCS) to international customers. FMS contracts with the U.S. Government are subject to the FAR and the DFARS. In contrast, DCS transactions represent sales by us directly to international customers and are not subject to the FAR or the DFARS, although they are subject to the procurement regulations of the international customer. Sales to international customers are subject to U.S. and foreign laws and regulations, including import-export control, technology transfer restrictions, investments, taxation, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act and other anti-corruption laws and regulations, and the anti-boycott provisions of the U.S. Export Control Reform Act of 2018. While we have extensive policies in place to comply with such laws and regulations, failure by us, our employees or others working on our behalf to comply with these laws and regulations could result in administrative, civil, or criminal liabilities, including suspension, debarment from bidding for or performing government contracts, or suspension of our export privileges, which could have a material adverse effect on us. We frequently team with international subcontractors and suppliers who also are exposed to similar risks.
International sales present risks that are different and potentially greater than those encountered in our U.S. business. We believe DCS transactions present the greatest potential risks because they involve direct commercial relationships with parties with whom we typically have less familiarity. Additionally, international procurement and local country rules and regulations, contract laws, and judicial systems differ from those in the U.S. and, in some cases, may be less developed than in the U.S., which could impair our ability to enforce contracts and increase the risk of adverse or unpredictable outcomes, including the possibility that certain matters that would be considered civil matters in the U.S. are treated as criminal matters in other countries.
In conjunction with defense procurements, some international customers require contractors to comply with industrial cooperation regulations, including entering into industrial participation or industrial development agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services. Industrial participation or development agreements generally extend over several years and obligate the contractor to perform certain commitments, which may include in-country purchases, technology transfers, local manufacturing support, consulting support to in-country projects, investments in joint ventures and financial support projects. The customer’s expectations in respect of the scope of offset commitments can be substantial, including high-value content, and may exceed existing local technical capability. Failure to meet these commitments, which can be subjective and outside of our control, may result in significant penalties, and could lead to a reduction in sales to a country. Furthermore, certain of our existing industrial development agreements are dependent upon the successful operation of joint ventures that we do not control and involve products and services that are outside of our core business, which may increase the risk that we fail to meet our industrial cooperation agreements, expose us to compliance risks of the joint venture and impair our ability to recover our investment. For more information on our industrial development obligations, including the notional value of our remaining industrial development obligations and potential penalties for non-compliance, see “Contractual Commitments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).
Geopolitical issues and considerations could have a significant effect on our business.
Our international business is highly sensitive to changes in regulations (including tariffs, sanctions, embargoes, export and import controls and other trade restrictions), political environments or security risks that may affect our ability to conduct business outside of the U.S., including those regarding investment, procurement, taxation and repatriation of earnings.
On July 14, 2020 and again on October 26, 2020, the People’s Republic of China (China) announced it may impose sanctions against Lockheed Martin in response to Congressional Notifications of potential Foreign Military Sales to Taiwan, which included sales of Lockheed Martin products. We will continue to follow official U.S. Government guidance as it relates to sales to Taiwan and do not see a material impact on our sales at this time. China has not specified the nature of any such sanctions, but could seek to restrict our commercial sales or supply chain, including the supply of rare earth or other raw materials, and could also impose sanctions on our suppliers, teammates or partners. The nature, timing and potential impact of any sanctions that may be imposed by China or any other related actions that may be taken are uncertain.

International sales also may be adversely affected by actions taken by the U.S. Government in the exercise of foreign policy, Congressional oversight or the financing of particular programs, including the prevention or imposition of conditions upon the sale and delivery of our products, the imposition of sanctions, or Congressional action to block sales of our products. For example, the U.S. Government has imposed certain sanctions on Turkish entities and persons as described in the risk factor below, and could act in the future to prevent or restrict sales to other customers. Our international business also may be impacted by changes in foreign national priorities, foreign government budgets, global economic conditions, and fluctuations in foreign currency exchange rates. Sales of military products and any associated industrial cooperation agreements are also affected by defense budgets and U.S. foreign policy, including trade restrictions and disputes, and there could be significant delays or other issues in reaching definitive agreements for announced programs and international customer priorities could change. Additionally, the timing of orders from our international customers can be less predictable than for our U.S. customers and may lead to fluctuations in the amount reported each year for our international sales.
U.S. Government sanctions on Turkey could adversely impact our results of operations and cash flows.
As a result of Turkey accepting delivery of the Russian S-400 air and missile defense system, the U.S. Government removed Turkey from the F-35 program in 2019 and in December 2020 imposed sanctions on Turkey’s defense procurement agency (SSB) and certain of the agency’s officers under the Countering America’s Adversaries Through Sanctions Act (CAATSA). The primary sanction imposed was a restriction on all new U.S. export licenses and authorizations for any goods or technology transferred to SSB. This sanction does not apply to current, valid export licenses and authorizations; however, it does apply to any modifications or extensions of those licenses. We expect the U.S. Government to continue to engage Turkey on these issues, but we have no indication that the sanctions will be removed, that additional sanctions will not be imposed or that Turkey will not issue reciprocal sanctions.
Turkish suppliers continue to produce component parts for the F-35 program, some of which are single-sourced. We have made significant progress transitioning to non-Turkish suppliers, but due to the procedure to qualify new parts and suppliers, this collaborative process between the DoD and Lockheed Martin is ongoing. During 2020, the DoD publicly confirmed that Turkish suppliers would be permitted to provide certain components for the F-35 through 2022. Efforts to date to re-establish our replacement capacity have significantly reduced our risk, but final resolution of supply arrangements on a limited number of remaining components could affect F-35 deliveries, and any related work stoppage would impact cost. We will continue to follow official U.S. Government guidance as it relates to completed aircraft that were produced for Turkey and the export and import of component parts from the Turkish supply chain. The U.S. Government sanctions on SSB and certain affiliated persons, and Turkey’s removal from the F-35 program have not resulted in significant adverse financial effects on the F-35 program to date; however, unforeseen actions could impact the timing of orders, disrupt the production of aircraft, delay delivery of aircraft, disrupt delivery of sustainment components produced in Turkey and impact funding on the F-35 program, including impacts resulting from any reprogramming of funds that may be necessary to mitigate the impact of procuring alternate sources for Turkish made components. Although, in the case of the F-35 program, we expect that these costs ultimately would be recovered from the U.S. Government; the availability or timing of any recovery could adversely affect our cash flows and results of operations.
We have a number of contracts with Turkish industry for the Turkish Utility Helicopter Program (TUHP), which anticipates co-production with Turkish industry for production of T70 helicopters for use in Turkey, as well as the related provision of Turkish goods and services under buy-back or offset obligations, to include the future sales of helicopters built in Turkey for sale globally. Although existing export licenses are not subject to the current sanctions, we continue to expect pending and future export licensing applications and any required modifications, extensions or changes in scope to the existing licenses where SSB or any of certain affiliated persons is a party to the underlying transaction to be denied, which denials would adversely affect our ability to perform the impacted contracts. For example, since April 2021, we have received multiple denials from the U.S. Department of State for export, import and manufacturing licenses pertaining to TUHP. These denials prevent us from performing certain significant obligations under contracts for TUHP, which has and will affect our sales and impact our ability to recover certain costs. As a result of these license denials, we have provided force majeure notices under the affected contracts and these contracts may be restructured or terminated, which could result in a further reduction in sales, the imposition of penalties or assessment of damages, and increased unrecoverable costs. In addition, we have other programs where we work with Turkish industry, including for domestic U.S. Black Hawk® helicopter production, that rely on components from Turkish suppliers. While these commercial relationships are not affected by the current sanctions, they could be adversely affected by the imposition of additional sanctions.
Although the existing sanctions adversely affect our participation in TUHP, they are not currently expected to have a material effect on our overall business. The sanctions, however, may result in the loss of future sales opportunities to and in Turkey and are adversely affecting our relationships with Turkish-based suppliers who we have worked with for many years, and any future sanctions by the U.S. Government or reciprocal actions by Turkey or Turkish industry could result in further restrictions on exports or imports, reductions in backlog, returns of advance payments, costs to develop alternate supply sources, restrictions on payments, force majeure events or contract restructurings or terminations. Such activity could also result in claims from our customers and suppliers, which may include the amount established in any settlement agreements, the costs of evaluating and negotiating settlement agreements or, if settlement discussions fail, potential adverse findings in arbitral or court proceedings and related costs. These effects could have a material impact on our operating results, financial position and cash flows.
We may be unable to benefit fully from or adequately protect our intellectual property rights or use third-party intellectual property, which could negatively affect our business.
We own a substantial number of U.S. and foreign patents and trademarks related to the products and services we provide. In addition to owning a large portfolio of patents and trademarks, we develop and own other intellectual property, including copyrights, trade secrets and research, development and engineering know-how, which contribute significantly to our business. We also license intellectual property to and from third parties. The FAR and DFARS provide that the U.S. Government obtains certain rights in intellectual property, including patents, developed by us and our subcontractors and suppliers in performance of government contracts or with government funding. The U.S. Government may use or authorize others, including competitors, to use such intellectual property. Non-U.S. governments may also have certain rights in patents and other intellectual property developed in performance of our contracts with these entities. The U.S. Government is pursuing aggressive positions regarding the types of intellectual property to which government use rights apply and when it is appropriate for the government to insist on broad use rights. The DoD is also implementing an overarching intellectual property acquisition policy that will require a greater focus and planning as to intellectual property rights for its programs, and we have no assurance as to the potential impacts of this policy or any associated regulatory changes on future acquisitions. The DoD’s efforts could affect our ability to protect and exploit our intellectual property and to leverage supplier intellectual property, for example, if we are unable to obtain necessary licenses from our suppliers to meet government requirements. Additionally, third parties may assert that our products or services infringe their intellectual property rights, which could result in costly and time-consuming disputes, subject us to damages and injunctions and adversely affect our ability to compete and perform on contracts.
Our business and financial performance depends on our ability to identify, attract and retain a highly skilled workforce.
Due to the specialized nature of our business, our performance is dependent upon our ability to identify, attract and retain a workforce with the requisite skills in multiple areas including: engineering, science, manufacturing, information technology, cybersecurity, business development and strategy and management. Our operating performance is also dependent upon personnel who hold security clearances and receive substantial training to work on certain programs or tasks and can be difficult to replace on a timely basis if we experience unplanned attrition. Additionally, as we expand our operations internationally, it is increasingly important to hire and retain personnel with relevant experience in local laws, regulations, customs, traditions and business practices.
As we consider measures to increase the efficiency of our operations and improve the affordability of our products and services, such as consolidating and relocating certain operations, they may affect personnel retention. Additionally, a substantial portion of our workforce (including personnel in leadership positions) are nearing retirement.
To the extent that we lose experienced personnel, it is critical that we develop other employees, hire new qualified personnel, and successfully manage the short and long-term transfer of critical knowledge and skills. Competition for talent is intense, and this may affect our ability to successfully attract or retain personnel with the requisite skills or clearances. We increasingly compete with commercial technology companies outside of the aerospace and defense industry for qualified technical, cyber and scientific positions as the number of qualified domestic engineers is decreasing and the number of cyber professionals is not keeping up with demand. To the extent that these companies grow at a faster rate or face fewer cost and product pricing constraints, they may be able to offer more attractive compensation and other benefits to candidates, including in the recruitment of our existing employees. In cases where the demand for skilled personnel exceeds supply, we could experience higher labor, recruiting or training costs in order to attract and retain such employees. We could experience difficulty in performing our contracts and executing on new or growing programs if we have a shortage of skilled employees or if our recruiting is delayed. We also must manage leadership development and succession planning throughout our business. While we have processes in place for management transition and the transfer of knowledge and skills, the loss of key personnel, coupled with an inability to adequately train other personnel, hire new personnel or transfer knowledge and skills, could significantly impact our ability to perform under our contracts and execute on new or growing programs.
Beginning with the pandemic, a significant portion of our workforce began working remotely and we expect a significant portion to continue working remotely greater than 50% of the time when the pandemic abates. While we see many benefits to remote and hybrid work and have adopted new tools and processes to support the workforce, if we are unable to effectively adapt to this hybrid work environment long term, then we may experience a less cohesive workforce, increased attrition, reduced program performance and less innovation.
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
Given the nature of our business, we routinely experience various cybersecurity threats to our information technology infrastructure, unauthorized attempts to gain access to our company, employee- and customer-sensitive information, insider threats and denial-of-service attacks as do our customers, suppliers, subcontractors and joint venture partners. We experience similar security threats at customer sites that we operate and manage.
The threats we face vary from attacks common to most industries, such as ransomware, to more advanced and persistent, highly organized adversaries, including nation state actors, which target us and other defense contractors. These threats can cause disruptions to our business operations. If we are unable to protect sensitive information, including complying with evolving information security and data protection/privacy regulations, our customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures. Moreover, depending on the severity of an incident, our customers’ data, our employees’ data, our intellectual property (including trade secrets and research, development and engineering know-how), and other third-party data (such as subcontractors, suppliers and vendors) could be compromised. Products and services we provide to customers also carry cybersecurity risks, including risks that they could be breached or fail to detect, prevent or combat attacks, which could result in losses to our customers and claims against us, and could harm our relationships with our customers.
We have an extensive global security organization whose mission is to protect our systems and data, including a Computer Incident Response Team (CIRT) to defend against cyber attacks and annual training of our employees on protection of sensitive information, including testing intended to prevent the success of “phishing” attacks. Additionally, we partner with our defense industrial base peers, government agencies and cyber associations to share intelligence to further defend against cyber attacks. We also have a corporate-wide counterintelligence and insider threat detection program to proactively identify external and internal threats, and mitigate those threats in a timely manner. However, because of the persistence, sophistication and volume of cyber attacks, we may not be successful in defending against all such attacks and due to the evolving nature of these security threats and the national security aspects of much of the data we protect, the impact of any future incident cannot be predicted.
We also typically work cooperatively with our customers, suppliers, subcontractors, joint venture partners and entities we acquire, who are subject to similar threats, to seek to minimize the impact of cyber threats, other security threats or business disruptions. These entities, which are typically outside our control and may have access to our information, have varying levels of cybersecurity expertise and safeguards, and their relationships with government contractors, including us, may increase the likelihood that they are targeted by the same cyber threats we face. We have thousands of direct suppliers and even more indirect suppliers with a wide variety of systems and cybersecurity capabilities and adversaries actively seek to exploit security and cybersecurity weaknesses in our supply chain. A breach in our multi-tiered supply chain could impact our data or customer deliverables. We must rely on this supply chain for detecting and reporting cyber incidents, which could affect our ability to report or respond to cybersecurity incidents effectively or in a timely manner. Because of the ongoing supply chain cyber security related threats, our customers continue to seek that large prime contractors, like Lockheed Martin, take steps to assure the cyber capabilities of their supply chain. Consequently, cyber security events in our supply chain could have an adverse impact on our relationships with our customers.
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

In addition to cyber threats, we face threats to the security of our facilities and employees and threats from terrorist acts, which could materially disrupt our business if carried out.
If we fail to successfully complete or manage acquisitions, divestitures, equity investments and other transactions, including our proposed acquisition of Aerojet Rocketdyne, or if acquired entities or equity investments fail to perform as expected, our financial results, business and future prospects could be harmed.
In pursuing our business strategy, we routinely conduct discussions, evaluate companies, and enter into agreements regarding possible acquisitions, joint ventures, other investments and divestitures. We seek to identify acquisition or investment opportunities that will expand or complement our existing products and services or customer base, at reasonable valuations. We often compete with other companies for the same opportunities. To be successful, we must conduct due diligence to identify valuation issues and potential loss contingencies; negotiate transaction terms; complete and close complex transactions; integrate acquired companies and employees; and realize anticipated operating synergies efficiently and effectively. Acquisition, divestiture, joint venture and investment transactions often require substantial management resources and have the potential to divert our attention from our existing business. Unidentified or identified but uncertain liabilities that are not covered by indemnification or other coverage could adversely affect our future financial results. This is particularly the case in respect of successor liability under procurement laws and regulations such as the False Claims Act or the Truthful Cost or Pricing Data Act (formerly the Truth in Negotiations Act), anti-corruption, environmental, tax, import-export and technology transfer laws, which provide for civil and criminal penalties and the potential for debarment. We also may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, employee retention, transaction-related or other litigation, and other liabilities. Any of the foregoing could adversely affect our business and results of operations.
On December 20, 2020, we entered into an agreement to acquire Aerojet Rocketdyne Holdings, Inc. (Aerojet Rocketdyne). Closing of the transaction is subject, among other things, to expiration of any waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976, as amended (which now has expired), and any other period in which the parties have agreed not to close. On January 11, 2022, the parties provided an updated notice of their intended closing date under their timing agreement with the Federal Trade Commission (FTC), whereby the parties agreed that they would not close the transaction before January 27, 2022, to enable the parties to discuss the scope and nature of the merchant supply and firewall commitments previously offered to the FTC by Lockheed Martin. We have been advised by the FTC that its concerns regarding the transaction cannot be addressed adequately by the terms of a consent order. We believe it is highly likely that the FTC will vote to sue to block the transaction and expect they will make a decision before January 27, 2022. If the FTC sues to block the transaction, we could elect to defend the lawsuit within 30 days or terminate the merger agreement. If the FTC does not file a lawsuit to block the transaction before January 27, 2022, the parties could proceed to close the transaction, but there is no assurance that the FTC would not file a lawsuit challenging the transaction after the closing since the parties have not reached agreement on the terms of a consent order. A post-closing lawsuit could include taking action to seek a declaration that the acquisition is unlawful and to seek divestiture of all or part of the Aerojet Rocketdyne business or to enjoin integration of the Aerojet Rocketdyne business with Lockheed Martin’s business. There is no assurance that we would be successful in any litigation with the FTC, whether before or after closing.
We may be unable to close or achieve the expected benefits of this transaction as a result of, among other things, the failure to obtain, delays in obtaining, or adverse conditions contained in any required regulatory or other approvals for consummation of the acquisition, including any FTC lawsuit to block the transaction; Aerojet Rocketdyne’s or our business being disrupted due to transaction-related uncertainty resulting from the FTC review process or any FTC lawsuit, both before or after closing; the failure or inability due to litigation, including any FTC lawsuit, or consent orders to successfully and timely acquire and integrate Aerojet Rocketdyne and realize the expected synergies, cost savings and other benefits of the acquisition; the potential for Aerojet Rocketdyne or us to terminate the merger agreement pursuant to its terms, including if the transaction has not closed on or before March 21, 2022; competitive responses to the proposed acquisition; unexpected liabilities, costs, charges or expenses resulting from the acquisition, including the costs associated with the FTC review process, any consent order or any FTC lawsuit; and potential adverse reactions or changes to business relationships as a result of any FTC lawsuit, consent order or the completion of the acquisition. If the transaction is completed, any debt issuance to finance the acquisition will increase our interest expense and financial leverage and could negatively impact our credit ratings. The expected cash cost of the acquisition also assumes the assumption of net cash on the balance sheet of Aerojet Rocketdyne at closing after payment of outstanding debt, which is subject to uncertainty.
Joint ventures and other noncontrolling investments operate under shared control with other parties. These investments typically face many of the same risks and uncertainties as we do, but may expose us to additional risks not present if we retained full control. A joint venture partner may have economic or other business interests that are inconsistent with ours and we may be unable to prevent strategic decisions that may adversely affect our business, financial condition and results of operations. We also could be adversely affected by, or liable for, actions taken by these joint ventures that we do not control, including violations of anti-corruption, import and export, taxation and anti-boycott laws.
Depending on our rights and percentage of ownership, we may consolidate the financial results of such entities or account for our interests under the equity method. Under the equity method of accounting for nonconsolidated ventures and investments, we recognize our share of the operating profit or loss of these joint ventures in our results of operations. Our operating results are affected by the conduct and performance of businesses over which we do not exercise control and, as a result, we may not be successful in achieving the growth or other intended benefits of strategic investments. Our equity investments had the greatest impact on our Space business segment where approximately 6% of its 2021 operating profit was derived from its share of earnings from equity method investees, primarily that in United Launch Alliance (ULA).
Through our Lockheed Martin Ventures Fund, we make investments in early-stage companies that we believe are advancing or developing new technologies applicable to our core businesses and new initiatives important to Lockheed Martin. These investments may be in the forms of common or preferred stock, warrants, convertible debt securities or investments in funds and are generally illiquid at the time of investment, which limits our ability to exit an investment or realize an investment absent a liquidity event. Typically, we hold a non-controlling interest and, therefore, are unable to influence strategic decisions by these companies and may have limited visibility into their activities, which may result in our not realizing the intended benefits of the investments. For fund investments, we have even less influence and visibility as a non-controlling investor in a fund that invests in other companies. We may recognize significant gains or losses attributable to adjustments of the investments’ fair value, including impairments up to and including the full value of the investment, which can be affected by the success of the companies, market volatility and changes in valuations of our investment holdings.
Risks Related to Significant Contingencies, Uncertainties and Estimates, including Pension, Taxes, Environmental and Litigation Costs
Pension funding and costs are dependent on several economic assumptions which if changed may cause our future earnings and cash flow to fluctuate significantly as well as affect the affordability of our products and services.
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
With regard to cash flow, we have made substantial cash contributions to our plans as required by the Employee Retirement Income Security Act of 1974 (ERISA), as amended, and expect to make future contributions as required or when deemed prudent. We generally can recover a significant portion of these contributions related to our plans as allowable costs on our U.S. Government contracts, including FMS. However, there is a lag between the time when we contribute cash to our plans under pension funding rules and when we recover pension costs under U.S. Government Cost Accounting Standards (CAS), which can affect the timing of our cash flows.
In recent years, we have taken actions to mitigate the risk related to our defined benefit pension plans through pension risk transfer transactions whereby we purchase group annuity contracts (GACs) from insurance companies using assets from the pension trust and expect to continue to evaluate such transactions in the future. Although under the majority of the GACs we have purchased we are relieved of all responsibility for the associated pension obligations, we have purchased and may in the future purchase GACs whereby the insurance company reimburses the pension plans but we remain responsible for paying benefits under the plans to covered retirees and beneficiaries and are subject to the risk that the insurance company will default on its obligations to reimburse the pension trusts. While we believe pension risk transfer transactions are beneficial, future transactions, depending on their size, could result in us making additional contributions to the pension trust and/or require us to recognize noncash settlement charges in earnings in the applicable reporting period.
For more information on how these factors could impact earnings, financial position, cash flow and stockholders’ equity, see “Critical Accounting Policies - Postretirement Benefit Plans” in the MD&A and “Note 12 – Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements.

Our estimates and projections may prove to be inaccurate and certain of our assets may be at risk of future impairment.
The accounting for some of our most significant activities is based on judgments and estimates, which are complex and subject to many variables. For example, accounting for sales using the percentage-of-completion method requires that we assess risks and make assumptions regarding future schedule, cost, technical and performance issues for thousands of contracts, many of which are long-term in nature. Additionally, we initially allocate the purchase price of acquired businesses based on a preliminary assessment of the fair value of identifiable assets acquired and liabilities assumed. For significant acquisitions we may use a one-year measurement period to analyze and assess a number of factors used in establishing the asset and liability fair values as of the acquisition date which could result in adjustments to asset and liability balances.
We have $10.8 billion of goodwill assets recorded on our consolidated balance sheet as of December 31, 2021 from previous acquisitions, which represents approximately 21% of our total assets. These goodwill assets are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in circumstances that indicate goodwill may be impaired. If we experience changes or factors arise that negatively affect the expected cash flows of a reporting unit, we may be required to write off all or a portion of the reporting unit’s related goodwill assets. The carrying value and fair value of our Sikorsky reporting unit are closely aligned. Therefore, any business deterioration, contract cancellations or terminations, or market pressures could cause our sales, earnings and cash flows to decline below current projections and could cause goodwill and intangible assets to be impaired. Additionally, Sikorsky may not perform as expected, or demand for its products may be adversely affected by global economic conditions, including oil and gas trends that are outside of our control.
Actual financial results could differ from our judgments and estimates. See “Critical Accounting Policies” in the MD&A and Results of Operations and “Note 1 – Organization and Significant Accounting Policies” included in our Notes to Consolidated Financial Statements for a complete discussion of our significant accounting policies and use of estimates.
Changes in tax laws and regulations or exposure to additional tax liabilities could adversely affect our financial results.
Changes in U.S. (federal or state) or foreign tax laws and regulations, or their interpretation and application, including those with retroactive effect, could result in increases in our tax expense and affect profitability and cash flows. For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years. If these provisions are not deferred, modified, or repealed by Congress with retroactive effect to January 1, 2022, they will materially decrease our cash from operations beginning in 2022. We currently estimate an approximately $500 million impact to 2022 cash from operations based on the provisions currently in effect. The actual impact on 2022 cash from operations will depend on if and when these provisions are deferred, modified, or repealed by Congress, including if retroactively, and the amount of research and development expenses paid or incurred in 2022 among other factors. In addition, recent proposals to increase the U.S. corporate income tax rate would require us to increase our net deferred tax assets upon enactment of new tax legislation, with a corresponding material, one-time, noncash decrease in income tax expense, but our income tax expense and payments would likely be materially increased in subsequent years. See "Consolidated Results of Operations - Income Tax Expense" in the MD&A for additional detail on the potential effect of tax rate increases. In addition to future changes in tax laws, the amount of net deferred tax assets will change periodically based on several factors, including the measurement of our postretirement benefit plan obligations, actual cash contributions to our postretirement benefit plans, and future changes in tax laws. In addition, we are regularly under audit or examination by tax authorities, including foreign tax authorities. The final determination of tax audits and any related litigation could similarly result in unanticipated increases in our tax expense and affect profitability and cash flows.
Our business involves significant risks and uncertainties that may not be covered by indemnity or insurance.
A significant portion of our business relates to designing, developing and manufacturing advanced defense and technology products and systems. New technologies may be untested or unproven. Failure of some of these products and services could result in extensive loss of life or property damage. Accordingly, we may incur liabilities that are unique to our products and services. In some but not all circumstances, we may be entitled to certain legal protections or indemnifications from our customers, either through U.S. Government indemnifications under Public Law 85-804, 10 U.S.C. 2354, the Commercial Space Launch Act or the Price-Anderson Act, qualification of our products and services by the Department of Homeland Security under the SAFETY Act provisions of the Homeland Security Act of 2002, contractual provisions or otherwise. We seek to obtain insurance coverage from established and reputable insurance carriers to cover these risks and liabilities. The amount of insurance coverage that we maintain may not be adequate to cover all claims or liabilities. Insurance coverage is subject to the terms and conditions of the insurance contract and is further subject to any sublimits, exclusions, restrictions, or defenses. Existing coverage is renewed annually and may be canceled while we remain exposed to the risk and it is not possible to obtain insurance to protect against all operational risks, natural hazards and liabilities. For example, we are limited in the amount of insurance we can obtain to cover unusually hazardous risks or certain natural hazards such as earthquakes, fires or extreme weather conditions, some of which may be exacerbated by climate-change. We have significant operations in geographic areas prone to these risks, such as in California, Florida and Texas and certain of our properties have suffered damage from natural disasters in the past and may again in the future. We could incur significant costs to improve the climate resiliency of our infrastructure and supply chain and otherwise prepare for, respond to, and mitigate the effects of climate change. In addition, under certain classified fixed price development and production contracts we are unable to insure risk of loss to government property because of the classified nature of the contracts and the inability to disclose classified information necessary for underwriting and claims to commercial insurers. Even if insurance coverage is available, we may not be able to obtain it in an amount, at a price or on terms acceptable to us. Some insurance providers may be unable or unwilling to provide us insurance given the nature of our business or products. Additionally, disputes with insurance carriers over coverage terms or the insolvency of one or more of our insurance carriers may significantly affect the amount or timing of our cash flows.
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
Environmental costs and regulation, including in response to climate change, could adversely affect our future earnings as well as the affordability of our products and services.
We are subject to federal, state, local and foreign requirements for the protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. Due in part to the complexity and pervasiveness of these requirements, we are a party to or have property subject to various lawsuits, proceedings, and remediation obligations. These types of matters could result in fines, penalties, cost reimbursements or contributions, compensatory or treble damages or non-monetary sanctions or relief. We have incurred and will continue to incur liabilities for environmental remediation at some of our current and former facilities and at third-party-owned sites where we have been designated a potentially responsible party as a result of our historical activities and those of our predecessor companies. Environmental remediation activities usually span many years, and the extent of financial exposure can be difficult to estimate. Among the variables management must assess in evaluating costs associated with these cases and remediation sites are the status of site assessment, extent of the contamination, impacts on natural resources, changing cost estimates, evolution of technologies used to remediate the site, continually evolving environmental standards, availability of insurance coverage and indemnification under existing agreements and cost allowability issues, including varying efforts by the U.S. Government to limit allowability of our costs in resolving liability at third-party-owned sites. Our environmental remediation related liabilities could also significantly increase because of acquisitions, the regulation of new substances, stricter remediation standards for existing regulated substances, changes in the interpretation or enforcement of existing laws and regulations, or the discovery of previously unknown or more extensive contamination or new contaminants. For information regarding these matters, including current estimates of the amounts that we believe are required for environmental remediation to the extent probable and estimable, see “Critical Accounting Policies - Environmental Matters” in the MD&A and “Note 15 – Legal Proceedings, Commitments and Contingencies” included in our Notes to Consolidated Financial Statements.
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
The increasing global regulatory focus on greenhouse gas ("GHG") emissions and their potential impacts relating to climate change could result in laws, regulations or policies that significantly increase our direct and indirect operational and compliance burdens, which could adversely affect our financial condition and results of operations. These laws, regulations or policies could take many forms, including carbon taxes, cap and trade regimes, increased efficiency standards, GHG reduction commitments, incentives or mandates for particular types of energy or changes in procurement laws. Changes in government procurement laws that mandate or take into account climate change considerations, such as the contractor’s GHG emissions, lower emission products or other climate risks, in evaluating bids could result in costly changes to our operations or affect our competitiveness on future bids. In addition to incurring direct costs to implement any climate-change related laws, regulations or policies, we may see indirect costs rise, such as increased energy or material costs, as a result of policies affecting other sectors of the economy. Although most of these increased costs likely would be recoverable through pricing, to the extent that the increase in our costs as a result of these policies are greater than our competitors we may be less competitive on future bids or the total increased cost in our industry’s products and services could result in lower demand from our customers. We monitor developments in climate change-related laws, regulations and policies for their potential effect on us, however, we currently are not able to accurately predict the materiality of any potential costs associated with such developments. In addition, climate change-related litigation and investigations have increased in recent years and any claims or investigations against us could be costly to defend and our business could be adversely affected by the outcome.
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
Risks Related to Ownership of our Common Stock
There can be no assurance that we will continue to increase our dividend or to repurchase shares of our common stock.
Cash dividend payments and share repurchases are subject to limitations under applicable laws and the discretion of our Board of Directors and are determined after considering then-existing conditions, including earnings, other operating results and capital requirements and cash deployment alternatives. Our payment of dividends and share repurchases could vary from historical practices or our stated expectations. Decreases in asset values or increases in liabilities, including liabilities associated with employee benefit plans and assets and liabilities associated with taxes, can reduce net earnings and stockholders’ equity. A deficit in stockholders’ equity could limit our ability to pay dividends and make share repurchases under Maryland state law in the future. In addition, the timing and amount of share repurchases under Board of Directors approved share repurchase plans may differ from stated expectations and is within the discretion of management and will depend on many factors, including our ability to generate sufficient cash flows from operations in the future or to borrow money from available financing sources, our results of operations, capital requirements and applicable law.

ITEM 1B.    Unresolved Staff Comments

None.

ITEM 2.    Properties
At December 31, 2021, we owned or leased building space (including offices, manufacturing plants, warehouses, service centers, laboratories and other facilities) at approximately 362 locations primarily in the U.S. Additionally, we manage or occupy approximately 10 government-owned facilities under lease and other arrangements. At December 31, 2021, we had significant operations in the following locations:
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
•Space - Huntsville, Alabama; Sunnyvale, California; Denver, Colorado; Cape Canaveral, Florida; and Valley Forge, Pennsylvania.
•Corporate activities - Bethesda, Maryland.

The following is a summary of our square feet of floor space owned, leased, or utilized by business segment at December 31, 2021 (in millions):

	Owned	Leased	Government- Owned	Total
Aeronautics	5.5	3.0	14.7	23.2
Missiles and Fire Control	7.7	2.8	2.2	12.7
Rotary and Mission Systems	11.3	5.4	0.2	16.9
Space	9.2	2.9	0.9	13.0
Corporate activities	2.4	1.0	—	3.4
Total	36.1	15.1	18.0	69.2
Our government owned floor space decreased by 4.5 million square feet due to the renationalization of AWE.
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

ITEM  4(a).    Information about our Executive Officers
Our executive officers as of January 25, 2022 are listed below, with their ages on that date, positions and offices currently held, and principal occupation and business experience during at least the last five years. There were no family relationships among any of our executive officers and directors. All officers serve at the discretion of the Board of Directors.
Brian P. Colan (age 61), Vice President, Controller, and Chief Accounting Officer
Mr. Colan has served as Vice President, Controller, and Chief Accounting Officer since August 2014.
Scott T. Greene (age 63), Executive Vice President - Missiles and Fire Control
Mr. Greene has served as Executive Vice President of Missiles and Fire Control (MFC) since August 2019. He previously served as Vice President, Tactical and Strike Missiles in our MFC segment from August 2017 to August 2019; and Vice President, Precision Fires and Combat Maneuver Systems in our MFC segment from January 2016 to August 2017.
Stephanie C. Hill (age 57), Executive Vice President - Rotary and Mission Systems
Ms. Hill has served as Executive Vice President of Rotary and Mission Systems (RMS) since June 2020. She previously served as Senior Vice President, Enterprise Business Transformation from June 2019 to June 2020. Prior to that, she was Deputy Executive Vice President of RMS from October 2018 to June 2019; Senior Vice President for Corporate Strategy and Business Development from September 2017 to October 2018; and Vice President and General Manager of the former Cyber, Ships and Advanced Technologies line of business for RMS from June 2015 to September 2017.
Maryanne R. Lavan (age 62), Senior Vice President, General Counsel and Corporate Secretary
Ms. Lavan has served as Senior Vice President, General Counsel and Corporate Secretary since September 2010.
Robert M. Lightfoot, Jr. (age 58), Executive Vice President - Space
Mr. Lightfoot has served as Executive Vice President of Space since January 2022. He previously served as Vice President, Operations at our Space segment since June 2021. Prior to that, he served as Vice President, Strategy and Business Development of Space from May 2019 to June 2021. Prior to joining Lockheed Martin in 2019, Mr. Lightfoot served as President, LSINC Corporation, a provider of product development and engineering services, from May 2018 to May 2019. Prior to that he was Associate Administrator at the National Aeronautics & Space Administration (NASA), the agency’s highest-ranking civil service position, from March 2012 until April 2018.
John W. Mollard (age 64), Acting Chief Financial Officer, Vice President and Treasurer
Mr. Mollard has served as Acting Chief Financial Officer since August 2021 and Vice President and Treasurer since April 2016.
Frank A. St. John (age 55), Chief Operating Officer
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
James D. Taiclet (age 61), Chairman, President and Chief Executive Officer
Mr. Taiclet has served as Chairman since March 2021 and President and Chief Executive Officer of Lockheed Martin since June 2020. He previously was chairman, president and chief executive officer of American Tower Corporation from February 2004 until March 2020 and executive chairman from March 2020 to May 2020.
Gregory M. Ulmer (age 57), Executive Vice President - Aeronautics
Mr. Ulmer has served as Executive Vice President, Aeronautics since February 2021. He served as Vice President and General Manager, F-35 Lightning II Program from March 2018 to January 2021. Prior to that he served as Vice President, F-35 Aircraft Production business unit from March 2016 to March 2018.

PART II

ITEM  5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
At January 19, 2022, we had 24,045 holders of record of our common stock, par value $1 per share. Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol LMT.
Stockholder Return Performance Graph
The following graph compares the total return on a cumulative basis through December 31, 2021 of $100 invested in Lockheed Martin common stock on December 31, 2016 to the Standard and Poor’s (S&P) 500 Index and the S&P Aerospace & Defense Index.

250
200
150
100
50
0
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Lockheed Martin Common Stock
S&P 500 Index
S&P Aerospace & Defense Index

The S&P Aerospace & Defense Index comprises General Dynamics Corporation, Howmet Aerospace Inc., Huntington Ingalls Industries, L3Harris Technologies, Inc., Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Technologies Corporation, Textron Inc., The Boeing Company, and Transdigm Group Inc. The stockholder return performance indicated on the graph is not a guarantee of future performance.
This graph is not deemed to be “filed” with the U.S. Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the Exchange Act), and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Exchange Act.

Purchases of Equity Securities
There were no sales of unregistered equity securities during the quarter ended December 31, 2021.
The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended December 31, 2021.

Period (a)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
				(in millions)
September 27, 2021 – October 31, 2021 (c)	3,886,168	$329.66	3,885,811	$3,923
November 1, 2021 – November 28, 2021	—	$—	—	$3,923
November 29, 2021 – December 31, 2021	10,786	$333.81	—	$3,923
Total (c)(d)	3,896,954	$329.83	3,885,811
(a)We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, November 29, 2021 was the first day of our December 2021 fiscal month.
(b)In October 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. From time to time, our Board of Directors authorizes increases to our share repurchase program. The total remaining authorization for future common share repurchases under our share repurchase program was $3.9 billion as of December 31, 2021. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans, including accelerated share repurchases. The program does not have an expiration date.
(c)During the fourth quarter of 2021, we entered into an accelerated share repurchase (ASR) agreement to repurchase $2.0 billion of our common stock. Under the terms of the ASR agreement we entered into in October 2021, we paid $2.0 billion and received an initial delivery of 3,621,111 shares of our common stock. Upon final settlement of the ASR agreement in January 2022, we received an additional 2,183,284 shares of our common stock based on the average price paid per share of $344.57, calculated with reference to the volume-weighted average price (VWAP) of our common stock over the term of the agreement, less a negotiated discount. Average Price Paid Per Share in the table above does not include ASR shares.
(d)During the quarter ended December 31, 2021, the total number of shares purchased included 11,143 shares that were transferred to us by employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the program.

ITEM 6.    Selected Financial Data

(In millions, except per share data)	2021	2020	2019	2018	2017
Operating results
Net sales	$67,044	$65,398	$59,812	$53,762	$49,960
Operating profit (a)(b)	9,123	8,644	8,545	7,334	6,744
Net earnings from continuing operations (a)(b)(c)(d)(e)(f)(g)(i)	6,315	6,888	6,230	5,046	1,890
Net (loss) earnings from discontinued operations	—	(55)	—	—	73
Net earnings (a)(b)(c)(d)(e)(f)(g)(i)	6,315	6,833	6,230	5,046	1,963
Earnings from continuing operations per common share
Basic (a)(b)(c)(d)(e)(f)(g)(i)	22.85	24.60	22.09	17.74	6.56
Diluted (a)(b)(c)(d)(e)(f)(g)(i)	22.76	24.50	21.95	17.59	6.50
Earnings (loss) earnings from discontinued operations per common share
Basic	—	(0.20)	—	—	0.26
Diluted	—	(0.20)	—	—	0.25
Earnings per common share
Basic (a)(b)(c)(d)(e)(f)(g)(i)	22.85	24.40	22.09	17.74	6.82
Diluted (a)(b)(c)(d)(e)(f)(g)(i)	22.76	24.30	21.95	17.59	6.75
Cash dividends declared per common share	$10.60	$9.80	$9.00	$8.20	$7.46
Balance sheet
Cash, cash equivalents and short-term investments	$3,604	$3,160	$1,514	$772	$2,861
Total current assets	19,815	19,378	17,095	16,103	17,505
Goodwill	10,813	10,806	10,604	10,769	10,807
Total assets (h)	50,873	50,710	47,528	44,876	46,620
Total current liabilities	13,997	13,933	13,972	14,398	12,913
Total debt, net	11,676	12,169	12,654	14,104	14,263
Total liabilities (c)(h)	39,914	44,672	44,357	43,427	47,396
Total equity (deficit) (c)(i)	10,959	6,038	3,171	1,449	(776)
Common shares in stockholders’ equity at year-end	271	279	280	281	284
Cash flow information
Net cash provided by operating activities (b)	$9,221	$8,183	$7,311	$3,138	$6,476
Net cash used for investing activities	(1,161)	(2,010)	(1,241)	(1,075)	(1,147)
Net cash used for financing activities	(7,616)	(4,527)	(5,328)	(4,152)	(4,305)
Backlog	$135,355	$147,131	$143,981	$130,468	$105,493
(a)Our operating profit and net earnings from continuing operations and earnings per share from continuing operations in 2021 were affected by severance and restructuring charges of $36 million ($28 million, or $0.10 per share, after-tax) associated with plans to close and consolidate certain facilities and reduce total workforce within our RMS business segment; severance charges of $27 million ($21 million, or $0.08 per share, after-tax) in 2020; and severance and restructuring charges of $96 million ($76 million, or $0.26 per share, after-tax) in 2018.
(b)The impact of our postretirement benefit plans can cause our operating profit, net earnings, cash flows and certain amounts recorded on our consolidated balance sheets to fluctuate. Accordingly, our net earnings were affected by a net FAS/CAS pension adjustment of $668 million in 2021, $2.1 billion in 2020, $1.5 billion in 2019, $1.0 billion in 2018, and $876 million in 2017. We made no pension contributions in 2021, $1.0 billion in both 2020 and 2019, $5.0 billion in 2018, and $46 million in 2017. These contributions caused fluctuations in our operating cash flows and cash balance between each of those years. See “Critical Accounting Policies - Postretirement Benefit Plans” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.
(c)Net earnings from continuing operations in 2021 include a noncash, non-operating pension settlement charge of $1.7 billion ($1.3 billion, or $4.72 per share, after-tax) related to the purchase of group annuity contracts to transfer $4.9 billion of gross pension obligations and related plan assets to an insurance company, which represents the accelerated recognition of actuarial losses that were included in the accumulated other comprehensive loss account within stockholders' equity.
(d)Net earnings from continuing operations in 2021 include unrealized gains of $265 million ($199 million, or $0.72 per share, after-tax) due to changes in the fair value of investments held in the Lockheed Martin Ventures Fund.
(e)For the years ended December 31, 2020 and 2018, operating profit includes noncash asset impairment charges of $128 million ($96 million, or $0.34 per share, after-tax) and $110 million ($83 million, or $0.29 per share, after-tax) related to our equity method investee,

Advanced Military Maintenance, Repair and Overhaul Center LLC (AMMROC). For the year ended December 31, 2017, operating profit includes a $64 million ($40 million, or $0.14 per share, after-tax) charge, which represents our portion of a noncash asset impairment charge recorded by AMMROC. See “Note 1 – Organization and Significant Accounting Policies” included in our Notes to Consolidated Financial Statements for more information.
(f)In 2019 and 2017, we recorded previously deferred noncash gains of $51 million ($38 million, or $0.13 per share, after-tax) and $198 million ($122 million, or $0.42 per share, after-tax) related to properties sold in 2015 as a result of completing our remaining obligations.
(g)Net earnings for the year ended December 31, 2019 include benefits of $127 million ($0.45 per share) for additional tax deductions for the prior year, primarily attributable to foreign derived intangible income treatment based on proposed tax regulations released on March 4, 2019 and a change in our tax accounting method. Net earnings for the year ended December 31, 2018 include benefits of $146 million ($0.51 per share) for additional tax deductions for the prior year, primarily attributable to true-ups to the net one-time charges related to the Tax Cuts and Jobs Act enacted on December 22, 2017 and our change in tax accounting method (see “Note 10 – Income Taxes” included in our Notes to Consolidated Financial Statements).
(h)Effective January 1, 2019, we adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). Upon adoption, we recorded right-of-use operating lease assets of $1.0 billion and operating lease liabilities of $1.1 billion, approximately $855 million of which were classified as noncurrent. There was no impact to our consolidated statements of earnings or cash flows as a result of adopting this standard. Prior periods were not restated for the adoption of ASU 2016-02. See “Note 9 – Leases” included in our Notes to Consolidated Financial Statements.
(i)In 2017, we recorded a net one-time tax charge of $2.0 billion ($6.77 per share), substantially all of which was noncash, primarily related to the estimated impact of the Tax Cuts and Jobs Act of 2017 (see “Note 10 – Income Taxes” included in our Notes to Consolidated Financial Statements). This charge along with our annual re-measurement adjustment related to our postretirement benefit plans of $1.4 billion resulted in a deficit in our total equity as of December 31, 2017.

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
The MD&A generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results or Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on January 28, 2021.
Business Overview
We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics, system integration and cybersecurity services. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. In 2021, 71% of our $67.0 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 62% from the Department of Defense (DoD)), 28% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government) and 1% were from U.S. commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security and information technology, including cybersecurity.
We operate in four business segments: Aeronautics, Missiles and Fire Control (MFC), Rotary and Mission Systems (RMS) and Space. We organize our business segments based on the nature of the products and services offered.
We operate in an environment characterized by both complexity in global security and continuing economic pressures in the U.S. and globally. A significant component of our strategy in this environment is to focus on program execution, improving the quality and predictability of the delivery of our products and services, and placing security capability quickly into the hands of our U.S. and international customers at affordable prices. Recognizing that our customers are resource constrained, we place considerable focus on affordability initiatives while endeavoring to develop and extend our portfolio domestically in a disciplined manner, with a focus on adjacent markets close to our core capabilities as well as growing our international sales. We invest substantially in our people to ensure we have the technical skills necessary to succeed, and we expect to continue to invest internally on innovative technologies that address rapidly evolving mission requirements for our customers. We will continue to invest in acquisitions, as appropriate, while deepening our connection to commercial industry through cooperative partnerships, joint ventures, and equity investments.
COVID-19
The COVID-19 pandemic continued to present business challenges in 2021. We experienced impacts in each of our business areas related to COVID-19, primarily in continued increased coronavirus-related costs, delays in supplier deliveries, travel restrictions, site access and quarantine restrictions, employee absences, remote work and adjusted work schedules. During the first half of 2021, we had initiated a plan to reintroduce employees that had been working remotely to the workplace, however, we paused the reintroduction as COVID-19 cases rose in the second half of 2021. Attendance for employees required to be onsite has fluctuated based on pandemic developments. We continued to take measures to protect the health and safety of our employees, including encouraging employees to be vaccinated. We also continued to work with our customers and suppliers to minimize disruptions, including using accelerated progress payments from the U.S. Government and cash on hand to accelerate $2.2 billion of payments to our suppliers as of December 31, 2021 that are due by their terms in future periods. We will continue to monitor risk driven by the pandemic and, based on our current assessment, we expect to continue to accelerate payments to our suppliers based on risk assessed need through the end of 2022. Consistent with our current acceleration approach, we will prioritize small and COVID-19 impacted businesses.
We are closely tracking developments regarding vaccine mandates. Currently, all personnel working at DoD facilities, including Lockheed Martin employees, must comply with DoD’s process to attest to vaccination status. Pursuant to the DoD mandate, this is required for physical access to DoD buildings and leased spaces in non-DoD buildings where official agency business is performed. Additionally, until it was enjoined by a federal court in December 2021, pursuant to Executive Order 14042, referred to as the federal contractor vaccine mandate, all U.S. based employees of Lockheed Martin and most of its suppliers, industry partners and contractors working directly or indirectly on covered government contracts, or working at a facility where those contracts are performed, administered, or otherwise supported, were to be fully vaccinated, or have an approved medical or religious accommodation by January 18, 2022. This included employees who telework. Although the federal contractor vaccine mandate has been enjoined, we continue to encourage all employees to be vaccinated, including booster shots. We had taken steps to comply with the federal contractor vaccine mandate across our workforce until it was enjoined. As of December 31, 2021, more than 96% of our U.S. employee population had been vaccinated or received an approved exception. If the mandate is reinstated, or new mandates implemented, it is uncertain to what extent compliance with any such vaccine mandates may result in adverse impacts such as workforce attrition for us or our suppliers or reduce morale or efficiency. If the adverse impact is significant for us or our suppliers, our operations and ability to execute on our contracts could be adversely affected.
The ultimate impact of COVID-19 on our operations and financial performance in future periods, including our ability to execute our programs in the expected timeframe, remains uncertain and will depend on future pandemic-related developments, including the duration of the pandemic, potential subsequent waves of COVID-19 infection or potential new variants, the effectiveness and adoption of COVID-19 vaccines and therapeutics, supplier impacts and related government actions to prevent and manage disease spread, including the implementation of any federal, state, local or foreign vaccine mandates, all of which are uncertain and cannot be predicted. The long-term impacts of COVID-19 on government budgets and other funding priorities, including international priorities, that impact demand for our products and services are also difficult to predict but could negatively affect our future results and performance.
2022 Financial Trends

We expect 2022 net sales to decrease by approximately 2% from 2021 levels. The projected decline is driven by declines at three of the four business areas (MFC, RMS, and Space). Specifically, these decreases are driven by the renationalization of the Atomic Weapons Establishment (AWE) at Space, the 2021 delivery of a training system on an international pilot training program at RMS not projected to repeat in 2022, as well as a decrease in Special Operations Forces Global Logistics Support Services (SOF GLSS) volume at MFC due to withdrawal of U.S. forces from Afghanistan. Total business segment operating margin in 2022 is expected to be approximately 10.9% and cash from operations in 2022 is expected to be greater than or equal to $7.9 billion. Cash from operations assumes no pension contributions; and includes an estimated potential impact in 2022 of approximately $500 million from the provisions in the Tax Cuts and Jobs Act of 2017 that went into effect on January 1, 2022 eliminating the option to immediately deduct research and development expenditures in the period incurred and requiring companies to amortize such expenditures over five years. The actual impact on 2022 cash from operations will depend on if and when these provisions are deferred, modified, or repealed by Congress, including if retroactively, and the amount of research and development expenses paid or incurred in 2022 among other factors. See “Income Tax Expense” below and Item 1A. Risk Factors for additional information regarding potential impacts of changes in tax laws and regulations, including the treatment of research and development costs.
The outlook for 2022 also assumes continued support and funding of our programs, a U.S. federal statutory tax rate of 21%, known impacts of COVID-19, and the continued acceleration of supplier payments, with a focus on small and at-risk businesses. No additional impacts to the company’s operations, supply chain, or financial results as a result of continued COVID-19 disruption have been incorporated into our outlook for 2022 as the company cannot predict how the pandemic will evolve or what impact it will continue to have. The ultimate impacts of COVID-19 on our financial results remain uncertain and there can be no assurance that our underlying assumptions are correct. Additionally, the company’s outlook for 2022 assumes that there will not be significant reductions in customer budgets, changes in funding priorities and that the U.S. Government will not operate under a continuing resolution for an extended period in which new contract and program starts are restricted. It also does not incorporate the pending acquisition of Aerojet Rocketdyne Holdings, Inc. Changes in circumstances may require us to revise our assumptions, which could materially change our current estimate of 2022 net sales, business segment operating margin, and cash flows.
We expect a total net FAS/CAS pension benefit of approximately $2.3 billion in 2022 based on a 2.875% discount rate (a 37.5 basis point increase from the end of 2020), an approximate 10.5% return on plan assets in 2021, and a 6.50% expected long-term rate of return on plan assets in future years, among other assumptions. We do not expect to make required contributions to our qualified defined benefit pension plans in 2022.
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
Renationalization of the Atomic Weapons Establishment Program
On June 30, 2021, the UK Ministry of Defence terminated the contract to operate the UK’s nuclear deterrent program and assumed control of the entity that manages the program (referred to as the renationalization of the Atomic Weapons Establishment (AWE program)). Accordingly, the AWE program’s ongoing operations, including the entity that manages the program, are no longer included in our financial results as of that date, however, during 2021, AWE generated sales of $885 million and operating profit of $18 million, which are included in Space’s financial results for the year ended December 31, 2021. During the year ended December 31, 2020, AWE generated sales of $1.4 billion and operating profit of $35 million, which are included in Space’s financial results for 2020.
Pending Acquisition of Aerojet Rocketdyne Holdings, Inc.
On December 20, 2020, we entered into an agreement to acquire Aerojet Rocketdyne Holdings, Inc. (Aerojet Rocketdyne) for $51.00 per share, which is net of a $5.00 per share special cash dividend Aerojet Rocketdyne paid to its stockholders on March 24, 2021. At the time of announcement, this represented a post-dividend equity value of approximately $4.6 billion, on a fully diluted as-converted basis, and a transaction value of approximately $4.4 billion after the assumption of Aerojet Rocketdyne’s then-projected net cash. If the transaction is completed, we expect to finance the acquisition primarily through new debt issuances. The transaction was approved by Aerojet Rocketdyne’s stockholders on March 9, 2021. As part of the regulatory review process of the transaction, on September 24, 2021, we and Aerojet Rocketdyne each certified substantial compliance with the Federal Trade Commission’s (FTC) requests for additional information, known as a “second request.” On January 11, 2022, the parties provided an updated notice of their intended closing date under their timing agreement with the FTC, whereby the parties agreed that they would not close the transaction before January 27, 2022, to enable the parties to discuss the scope and nature of the merchant supply and firewall commitments previously offered to the FTC by Lockheed Martin. We have been advised by the FTC that its concerns regarding the transaction cannot be addressed adequately by the terms of a consent order. We believe it is highly likely that the FTC will vote to sue to block the transaction and expect they will make a decision before January 27, 2022. If the FTC sues to block the transaction, we could elect to defend the lawsuit within 30 days or terminate the merger agreement. If the FTC does not file a lawsuit to block the transaction before January 27, 2022, the parties could proceed to close the transaction, but there is no assurance that the FTC would not file a lawsuit challenging the transaction after the closing since the parties have not reached agreement on the terms of a consent order. Under the terms of the merger agreement, either party may terminate the transaction if it has not closed on or before March 21, 2022. A copy of the merger agreement between the companies can be found in Lockheed Martin’s Form 8-K filing with the Securities and Exchange Commission on December 21, 2020. See Item 1A - Risk Factors for a discussion of the risks related to the proposed transaction.
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
On December 27, 2021, the President signed the FY 2022 National Defense Authorization Act (NDAA), the annual policy bill that establishes, continues, or modifies federal programs, and provides the prerequisite for the Congress to appropriate budget authority for defense programs. The FY 2022 NDAA authorizes approximately $25 billion more than the President requested in the FY 2022 budget request.
However, the U.S. Government has not yet enacted an annual budget for FY 2022. To avert a government shutdown, a series of continuing resolution funding measures have been enacted to finance all U.S. Government activities through February 18, 2022. Under the continuing resolution, partial-year funding at amounts consistent with appropriated levels for FY 2021 are available, subject to certain restrictions, but new spending initiatives are not authorized. Importantly, our key programs continue to be supported and funded despite the continuing resolution financing mechanism. However, during periods covered by continuing resolutions or in the event of a government shutdown, we may experience delays in procurement of products and services due to lack of funding, and those delays may affect our results of operations. In the coming months, Congress will need to approve or revise the President’s FY 2022 budget proposal through enactment of appropriations bills and other policy legislation, which would then require final approval from the President in order for the FY 2022 budget to become law and complete the budget process.
Additionally, on December 16, 2021, the President signed legislation increasing the federal debt limit by $2.5 trillion. The measure increases the debt limit to $31.4 trillion from the previous level of $28.9 trillion and is estimated to provide sufficient government borrowing capacity to last until early 2023.
International Business
A key component of our strategic plan is to grow our international sales. To accomplish this growth, we continue to focus on strengthening our relationships internationally through partnerships and joint technology efforts. Our international business is conducted either by foreign military sales (FMS) contracted through the U.S. Government or by direct commercial sales (DCS) to international customers. In 2021, approximately 69% of our sales to international customers were FMS and about 31% were DCS. See Item 1A - Risk Factors for a discussion of risks related to international sales.
In 2021, international customers accounted for 35% of Aeronautics’ net sales. There continues to be strong international interest in the F-35 program, which includes commitments from the U.S. Government and seven international partner countries and six international customers, as well as expressions of interest from other countries. The U.S. Government and the partner countries continue to work together on the design, testing, production, and sustainment of the F-35 program. Other areas of international expansion at our Aeronautics business segment include the F-16 and C-130J programs, which continue to draw interest from international customers for new aircraft.
In 2021, international customers accounted for 29% of MFC’s net sales. Our MFC business segment continues to generate significant international interest, most notably in the air and missile defense product line, which produces the Patriot Advanced Capability-3 (PAC-3) and Terminal High Altitude Area Defense (THAAD) systems. The PAC-3 family of missiles are the only combat proven Hit-to-Kill interceptors that defend against incoming threats, including tactical ballistic missiles, cruise missiles and aircraft. Fourteen nations have chosen PAC-3 Cost Reduction Initiative (CRI) and PAC-3 Missile Segment Enhancement (MSE) to provide missile defense capabilities. THAAD is an integrated system designed to protect against high altitude ballistic missile threats. Additionally, we continue to see international demand for our tactical and strike missile products, where we received orders for precision fires systems from Germany and Taiwan and for Long Range Anti-Ship Missiles (LRASM) from Australia.
In 2021, international customers accounted for 28% of RMS’ net sales. Our RMS business segment continues to experience international interest in the Aegis Ballistic Missile Defense System (Aegis) for which we perform activities in the development, production, modernization, ship integration, test and lifetime support for ships of international customers such as Japan, Spain, Republic of Korea, and Australia. We have ongoing combat systems programs associated with different classes of surface combatant ships for customers in Canada, Chile, and New Zealand. Our Multi-Mission Surface Combatant (MMSC) program will provide surface combatant ships for international customers, such as the Kingdom of Saudi Arabia, designed to operate in shallow waters and the open ocean. In our training and logistics solutions portfolio, we have active programs and pursuits in the United Kingdom, the Kingdom of Saudi Arabia, Canada, Singapore, Australia, Germany and France. We have active development, production, and sustainment support of the S-70 Black Hawk® and MH-60 Seahawk® helicopters to international customers, including India, Philippines, Australia, Republic of Korea, Thailand, the Kingdom of Saudi Arabia, and Greece. Additionally, in December 2021, the Israeli Ministry of Defense signed a Letter of Offer and Acceptance (LOA) to procure 12 CH-53K King Stallion heavy lift helicopters. Commercial aircraft are sold to international customers to support search and rescue missions as well as VIP and offshore oil and gas transportation.
In 2021, international customers accounted for 8% of Space’s net sales. The majority of our Space business segment international sales in 2021 were from our majority share of AWE Management Limited (AWE), which operated the United Kingdom’s nuclear deterrent program until June 30, 2021. As previously announced, on June 30, 2021 the UK Ministry of Defence renationalized AWE and, accordingly, the AWE program’s ongoing operations are no longer included in our financial results beginning as of that date.
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

During 2021, the F-35 program completed several milestones both domestically and internationally. The U.S. Government continued testing the aircraft, including ship trials, mission and weapons systems evaluations, and the F-35 fleet recently surpassed 470,000 flight hours. During the second half of 2021, the U.S. Government awarded the production of 16 F-35 Lot 15 aircraft in addition to the 967 aircraft previously awarded. Since program inception, we have delivered 753 production F-35 aircraft to U.S. and international customers, including 549 F-35A variants, 150 F-35B variants, and 54 F-35C variants, demonstrating the F-35 program’s continued progress and longevity.
In response to COVID-19 F-35 delays and in conjunction with the F-35 Joint Program Office (JPO), we tapered our production rate in 2020. In 2021, we continued to be impacted by COVID-19 but the production rate improved from its 2020 levels. In September 2021, the F-35 JPO and the Lockheed Martin industry team agreed on an F-35 production rebaseline that ensures predictability and stability in the production process while recovering the aircraft shortfall realized over the last year during the COVID-19 pandemic. With this agreement, we were scheduled to deliver 133-139 aircraft in 2021. However, we delivered 142 aircraft in 2021, exceeding our contractual obligation by three aircraft. We anticipate delivering 148-153 aircraft in 2022. In 2023 and beyond, we anticipate delivering 156 aircraft for the foreseeable future. We have 230 aircraft in backlog as of December 31, 2021 extending into 2023, including orders from our international partner countries.
Given the size and complexity of the F-35 program, we anticipate that there will be continual reviews related to aircraft performance, program schedule, cost, and requirements as part of the DoD, Congressional, and international countries’ oversight and budgeting processes. Current program challenges include supplier, Lockheed Martin and partner performance (including COVID-19 performance-related challenges), software development, the receipt of funding for contracts on a timely basis, execution of future flight tests and findings resulting from testing and operating the aircraft, the level of cost associated with life cycle operations, sustainment and potential contractual obligations, and the ability to continue to reduce the unit production costs and improve affordability.
Backlog
At December 31, 2021, our backlog was $135.4 billion compared with $147.1 billion at December 31, 2020. Backlog is converted into sales in future periods as work is performed or deliveries are made. We expect to recognize approximately 38% of our backlog over the next 12 months and approximately 60% over the next 24 months as revenue, with the remainder recognized thereafter.
Our backlog includes both funded (firm orders for our products and services for which funding has been both authorized and appropriated by the customer) and unfunded (firm orders for which funding has not been appropriated) amounts. We do not include unexercised options or potential orders under indefinite-delivery, indefinite-quantity (IDIQ) agreements in our backlog. If any of our contracts with firm orders were to be terminated, our backlog would be reduced by the expected value of the unfilled orders of such contracts. Funded backlog was $88.5 billion at December 31, 2021, as compared to $102.3 billion at December 31, 2020. For backlog related to each of our business segments, see “Business Segment Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

	2021	2020	2019
Net sales	$67,044	$65,398	$59,812
Cost of sales	(57,983)	(56,744)	(51,445)
Gross profit	9,061	8,654	8,367
Other income (expense), net	62	(10)	178
Operating profit	9,123	8,644	8,545
Interest expense	(569)	(591)	(653)
Non-service FAS pension (expense) income	(1,292)	219	(577)
Other non-operating income (expense), net	288	(37)	(74)
Earnings from continuing operations before income taxes	7,550	8,235	7,241
Income tax expense	(1,235)	(1,347)	(1,011)
Net earnings from continuing operations	6,315	6,888	6,230
Net loss from discontinued operations	—	(55)	—
Net earnings	$6,315	$6,833	$6,230
Diluted earnings (loss) per common share
Continuing operations	$22.76	$24.50	$21.95
Discontinued operations	—	(0.20)	—
Total diluted earnings per common share	$22.76	$24.30	$21.95

Certain amounts reported in other income (expense), net, including our share of earnings or losses from equity method investees, are included in the operating profit of our business segments. Accordingly, such amounts are included in the discussion of our business segment results of operations.

Net Sales
We generate sales from the delivery of products and services to our customers. Our consolidated net sales were as follows (in millions):

	2021	2020	2019
Products	$56,435	$54,928	$50,053
% of total net sales	84.2%	84.0%	83.7%
Services	10,609	10,470	9,759
% of total net sales	15.8%	16.0%	16.3%
Total net sales	$67,044	$65,398	$59,812
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
Product Sales
Product sales increased $1.5 billion, or 3%, in 2021 as compared to 2020. The increase was primarily attributable to higher product sales of approximately $735 million at RMS due to higher production volume on various Sikorsky helicopter programs and for training and logistics solutions (TLS) programs due to the delivery of an international pilot training system; $465 million at MFC due to higher volume on PAC-3, Long Range Anti-Ship Missile (LRASM) and Joint Air-to-Surface Standoff Missile (JASSM) programs; and $305 million at Aeronautics due to higher volume on classified contracts and F-16 production contracts, partially offset by lower volume on F-35 development contracts.
Service Sales
Service sales increased $139 million, or 1%, in 2021 as compared to 2020. The increase in service sales was primarily attributable to higher sales of approximately $180 million at Aeronautics due to higher sustainment volume on F-35, partially offset by lower sustainment volume on F-22.
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

	2021	2020	2019
Cost of sales – products	$(50,273)	$(48,996)	$(44,589)
% of product sales	89.1%	89.2%	89.1%
Cost of sales – services	(9,463)	(9,371)	(8,731)
% of service sales	89.2%	89.5%	89.5%
Severance and restructuring charges	(36)	(27)	—
Other unallocated, net	1,789	1,650	1,875
Total cost of sales	$(57,983)	$(56,744)	$(51,445)
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

Product Costs
Product costs increased approximately $1.3 billion, or 3%, in 2021 as compared to 2020. The increase was primarily attributable to higher product costs of approximately $560 million at RMS due to higher production volume on various Sikorsky helicopter programs and for TLS programs due to the delivery of an international pilot training system; $435 million at Aeronautics due to higher volume on classified contracts and F-16 production contracts, partially offset by lower volume on F-35 development contracts; $345 million at MFC due to higher volume on PAC-3, LRASM and JASSM programs; partially offset by lower product costs of approximately $65 million at Space due to the renationalization of AWE, partially offset by higher volume on hypersonic development, Next Generation Interceptor (NGI) and Next Generation Overhead Persistent Infrared (Next Gen OPIR) programs.
Service Costs
Service costs increased approximately $92 million, or 1%, in 2021 compared to 2020. The increase in service costs was primarily due to higher service costs of approximately $85 million at Aeronautics due to higher sustainment volume on F-35, partially offset by lower sustainment volume on F-22.
Severance and Restructuring Charges
During 2021, we recorded severance and restructuring charges of $36 million ($28 million, or $0.10 per share, after-tax) associated with plans to close and consolidate certain facilities and reduce total workforce within our RMS business segment. During 2020, we recorded severance charges totaling $27 million ($21 million, or $0.08 per share, after-tax) related to the planned elimination of certain positions primarily at our corporate functions.
Other Unallocated, Net
Other unallocated, net primarily includes the FAS/CAS operating adjustment (which represents the difference between CAS pension cost recorded in our business segments’ results of operations and the service cost component of FAS pension (expense) income), stock-based compensation expense and other corporate costs. These items are not allocated to the business segments and, therefore, are not allocated to cost of sales for products or services. Other unallocated, net reduced cost of sales by $1.8 billion in 2021, compared to $1.7 billion in 2020. Other unallocated, net during 2021 was higher primarily due to an increase in our FAS/CAS operating adjustment and fluctuations in costs associated with various corporate items, none of which were individually significant. See “Business Segment Results of Operations” and “Critical Accounting Policies - Postretirement Benefit Plans” discussion below for more information on our pension cost.
Other Income (Expense), Net
Other income (expense), net generally includes earnings generated by equity method investees. Other income, net in 2021 was $62 million, compared to other expense, net of $10 million in 2020. Other income, net in 2021 included lower earnings generated by equity method investments; however, other expense, net in 2020 included a noncash impairment charge of $128 million ($96 million, or $0.34 per share, after-tax) related to our previous investment in Advanced Military Maintenance, Repair and Overhaul Center (AMMROC), which was sold in 2020. See “Note 1 – Organization and Significant Accounting Policies” included in our Notes to Consolidated Financial Statements for additional information.
Interest Expense
Interest expense in 2021 was $569 million, compared to $591 million in 2020. The decrease in interest expense in 2021 resulted primarily from our scheduled repayment of debt in October 2020 and September 2021 of $500 million each. See “Capital Structure, Resources and Other” included within “Liquidity and Cash Flows” discussion below and “Note 11 – Debt” included in our Notes to Consolidated Financial Statements for a discussion of our debt.
Non-Service FAS Pension (Expense) Income
Non-service FAS pension expense was $1.3 billion in 2021, compared to income of $219 million in 2020. Non-service FAS pension expense in 2021 includes a noncash pension settlement charge of $1.7 billion ($1.3 billion, or $4.72 per share, after-tax), related to the transfer of $4.9 billion of our gross defined benefit pension obligations and related plan assets to an insurance company. See “Note 12 – Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements for additional information.

Other Non-operating Income (Expense), Net

Other non-operating income (expense), net primarily includes gains or losses related to changes in the fair value of strategic investments in early stage companies made by our Lockheed Martin Ventures Fund. See “Note 1 – Organization and Significant Accounting Policies” included in our Notes to Consolidated Financial Statements for additional information. Other non-operating income, net in 2021 was $288 million, compared to other non-operating expense, net of $37 million in 2020. The increase in 2021 was primarily due to increases in the fair value of investments held in our Lockheed Martin Ventures Fund.

Income Tax Expense

Our effective income tax rate from continuing operations was 16.4% for both 2021 and 2020. The rates for both 2021 and 2020 benefited from tax deductions for foreign derived intangible income, the research and development tax credit, dividends paid to the company's defined contribution plans with an employee stock ownership plan feature and tax deductions for employee equity awards.
Changes in U.S. (federal or state) or foreign tax laws and regulations, or their interpretation and application, including those with retroactive effect, including the amortization for research or experimental expenditures, could significantly impact our provision for income taxes, the amount of taxes payable, our deferred tax asset and liability balances, and stockholders’ equity. Recent proposals to increase the U.S. corporate income tax rate would require us to increase our net deferred tax assets upon enactment of new tax legislation, with a corresponding material, one-time, noncash decrease in income tax expense, but our income tax expense and payments would likely be materially increased in subsequent years. Our net deferred tax assets were $2.3 billion and $3.5 billion at December 31, 2021 and December 31, 2020, based on a 21% federal statutory income tax rate, and primarily relate to our postretirement benefit plans. In addition to future changes in tax laws, the amount of net deferred tax assets will change periodically based on several factors, including the measurement of our postretirement benefit plan obligations and actual cash contributions to our postretirement benefit plans.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years. While it is possible that Congress may defer, modify, or repeal this provision, potentially with retroactive effect, and we continue to have ongoing discussions with members of Congress, both on our own and with other industries through coalitions, we have no assurance that this provision will be deferred, modified, or repealed. Furthermore, in anticipation of the new provision taking effect, we have analyzed the provision and worked with our advisors to evaluate its application to our business. If this provision is not deferred, modified, or repealed with retroactive effect to January 1, 2022, we estimate it will decrease our expected cash from operations in 2022 by approximately $500 million and increase our net deferred tax assets by a similar amount. The actual impact on 2022 cash from operations will depend on if and when this provision is deferred, modified, or repealed by Congress, including if retroactively, and the amount of research and development expenses paid or incurred in 2022 among other factors. While the largest impact will be to 2022 cash from operations, the impact would continue over the five year amortization period, but would decrease over the period and be immaterial in year six.
We are regularly under audit or examination by tax authorities, including foreign tax authorities (including in, amongst others, Australia, Canada, India, Italy, Japan, Poland, and the United Kingdom). The final determination of tax audits and any related litigation could similarly result in unanticipated increases in our tax expense and affect profitability and cash flows.
Net Earnings from Continuing Operations
We reported net earnings from continuing operations of $6.3 billion ($22.76 per share) in 2021 and $6.9 billion ($24.50 per share) in 2020. Both net earnings and earnings per share in 2021 were affected by the factors mentioned above, including the noncash pension settlement charge of $1.7 billion ($1.3 billion, or $4.72 per share, after-tax) related to the transfer of $4.9 billion of gross defined benefit pension obligations and related plan assets to an insurance company. Additionally, both net earnings and earnings per share in 2021 were affected by the $225 million ($169 million, or $0.61 per share, after-tax) loss for performance issues experienced on a classified program at our Aeronautics business segment. Earnings per share also benefited from a net decrease of approximately 3.8 million weighted average common shares outstanding in 2021, compared to 2020. Weighted average common shares include share repurchases, partially offset by share issuance under our stock-based awards and certain defined contribution plans.
Net Loss from Discontinued Operations
In 2020, we recognized a $55 million ($0.20 per share) noncash charge resulting from the resolution of certain tax matters related to the former Information Systems & Global Solutions business divested in 2016.

Business Segment Results of Operations
We operate in four business segments: Aeronautics, MFC, RMS and Space. We organize our business segments based on the nature of products and services offered.
Net sales and operating profit of our business segments exclude intersegment sales, cost of sales, and profit as these activities are eliminated in consolidation. Business segment operating profit includes our share of earnings or losses from equity method investees as the operating activities of the equity method investees are closely aligned with the operations of our business segments. United Launch Alliance (ULA), results of which are included in our Space business segment, is our largest equity method investee.
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
Excluded items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. See “Note 1 – Organization and Significant Accounting Policies” for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.

Summary operating results for each of our business segments were as follows (in millions):

	2021	2020	2019
Net sales
Aeronautics	$26,748	$26,266	$23,693
Missiles and Fire Control	11,693	11,257	10,131
Rotary and Mission Systems	16,789	15,995	15,128
Space	11,814	11,880	10,860
Total net sales	$67,044	$65,398	$59,812
Operating profit
Aeronautics	$2,799	$2,843	$2,521
Missiles and Fire Control	1,648	1,545	1,441
Rotary and Mission Systems	1,798	1,615	1,421
Space	1,134	1,149	1,191
Total business segment operating profit	7,379	7,152	6,574
Unallocated items
FAS/CAS operating adjustment	1,960	1,876	2,049
Stock-based compensation	(227)	(221)	(189)
Severance and restructuring charges (a)	(36)	(27)	—
Other, net (b)	47	(136)	111
Total unallocated, net	1,744	1,492	1,971
Total consolidated operating profit	$9,123	$8,644	$8,545
(a)See “Consolidated Results of Operations – Severance and Restructuring Charges” discussion above for information on charges related to certain severance and restructuring actions across our organization.
(b)Other, net in 2020 includes a noncash impairment charge of $128 million recognized on our investment in the international equity method investee, AMMROC. Other, net in 2019 includes a previously deferred noncash gain of $51 million related to properties sold in 2015 as a result of completing our remaining obligations and a gain of $34 million for the sale of our Distributed Energy Solutions business. (See “Note 1 – Organization and Significant Accounting Policies” included in our Notes to Consolidated Financial Statements for more information).
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

Our total net FAS/CAS pension adjustments, including the service and non-service cost components of FAS pension (expense) income for our qualified defined benefit pension plans, were as follows (in millions):

	2021	2020	2019
Total FAS (expense) income and CAS costs
FAS pension (expense) income	$(1,398)	$118	$(1,093)
Less: CAS pension cost	2,066	1,977	2,565
Net FAS/CAS pension adjustment	$668	$2,095	$1,472

Service and non-service cost reconciliation
FAS pension service cost	(106)	(101)	(516)
Less: CAS pension cost	2,066	1,977	2,565
FAS/CAS operating adjustment	1,960	1,876	2,049
Non-service FAS pension (expense) income	(1,292)	219	(577)
Net FAS/CAS pension adjustment	$668	$2,095	$1,472
The decrease in the net FAS/CAS pension adjustment in 2021 was principally driven by a noncash, non-operating pension settlement charge of $1.7 billion ($1.3 billion, or $4.72 per share, after-tax) in connection with the transfer of $4.9 billion of our gross defined benefit pension obligations and related plan assets to an insurance company on August 3, 2021. See “Note 12 – Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements.
The following segment discussions also include information relating to backlog for each segment. Backlog was approximately $135.4 billion and $147.1 billion at December 31, 2021 and 2020. These amounts included both funded backlog (firm orders for which funding has been both authorized and appropriated by the customer) and unfunded backlog (firm orders for which funding has not yet been appropriated). Backlog does not include unexercised options or task orders to be issued under indefinite-delivery, indefinite-quantity contracts. Funded backlog was approximately $88.5 billion at December 31, 2021, as compared to $102.3 billion at December 31, 2020. If any of our contracts with firm orders were to be terminated, our backlog would be reduced by the expected value of the unfilled orders of such contracts.
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
Our net sales are primarily derived from long-term contracts for products and services provided to the U.S. Government as well as FMS contracted through the U.S. Government. We recognize revenue as performance obligations are satisfied and the customer obtains control of the products and services. For performance obligations to deliver products with continuous transfer of control to the customer, revenue is recognized based on the extent of progress towards completion of the performance obligation, generally using the percentage-of-completion cost-to-cost measure of progress for our contracts because it best depicts the transfer of control to the customer as we incur costs on our contracts. For performance obligations in which control does not continuously transfer to the customer, we recognize revenue at the point in time in which each performance obligation is fully satisfied. Lower than expected supply chain activity negatively affected our net sales during 2021.
Changes in net sales and operating profit generally are expressed in terms of volume. Changes in volume refer to increases or decreases in sales or operating profit resulting from varying production activity levels, deliveries or service levels on individual contracts. Volume changes in segment operating profit are typically based on the current profit booking rate for a particular contract.
In addition, comparability of our segment sales, operating profit and operating margin may be impacted favorably or unfavorably by changes in profit booking rates on our contracts for which we recognize revenue over time using the percentage-of-completion cost-to-cost method to measure progress towards completion. Increases in the profit booking rates, typically referred to as risk retirements, usually relate to revisions in the estimated total costs to fulfill the performance obligations that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate, resulting in an increase in the estimated total costs to fulfill the performance obligations and a reduction in the profit booking rate. Increases or decreases in profit booking rates are recognized in the period they are determined and reflect the inception-to-date effect of such changes. Segment operating profit and margin may also be impacted favorably or unfavorably by other items, which may or may not impact sales. Favorable items may include the positive resolution of contractual matters, cost recoveries on severance and restructuring charges, insurance recoveries and gains on sales of assets. Unfavorable items may include the adverse resolution of contractual matters; restructuring charges, except for significant severance actions, which are excluded from segment operating results; reserves for disputes; certain asset impairments; and losses on sales of certain assets.
Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit by approximately $2.0 billion in 2021 and $1.8 billion in 2020. The consolidated net adjustments in 2021 compared to 2020 increased primarily due to increases in profit booking rate adjustments at Space, MFC and RMS offset by a decrease in Aeronautics. The consolidated net adjustments for 2021 are inclusive of approximately $900 million in unfavorable items, which include reserves for a classified program at Aeronautics, various programs at RMS and a commercial ground solutions program at Space. The consolidated net adjustments for 2020 are inclusive of approximately $745 million in unfavorable items, which include reserves for various programs at RMS, government satellite programs at Space and performance matters on a sensors and global sustainment international military program at MFC.
We periodically experience performance issues and record losses for certain programs. For further discussion on certain programs at Aeronautics and RMS, see “Note 1 – Organization and Significant Accounting Policies” included in our Notes to Consolidated Financial Statements for more information.

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

	2021	2020	2019
Net sales	$26,748	$26,266	$23,693
Operating profit	2,799	2,843	2,521
Operating margin	10.5%	10.8%	10.6%
Backlog at year-end	$49,118	$56,551	$55,636
Aeronautics’ net sales in 2021 increased $482 million, or 2%, compared to 2020. The increase was primarily attributable to higher net sales of approximately $290 million on classified contracts due to higher volume; about $180 million for the F-16 program due to higher volume on production contracts that was partially offset by lower sustainment volume; approximately $75 million for the F-35 program primarily due to higher volume on production and sustainment contracts that was partially offset by lower volume on development contracts; and about $30 million for the C-130 program primarily due to higher volume on production contracts and higher risk retirements on sustainment activities. These increases were partially offset by a decrease of approximately $170 million for lower sustainment volume for the F-22 program.
Aeronautics’ operating profit in 2021 decreased $44 million, or 2%, compared to 2020. The decrease was primarily attributable to lower operating profit of approximately $120 million for classified contracts primarily due to a $225 million loss recognized in the second quarter of 2021 for performance issues experienced on a classified program that was partially offset by higher risk retirements on other classified programs recognized in the second half of 2021; and about $70 million for the F-35 program due to lower risk retirements and volume on development contracts and lower risk retirements on production contracts that were partially offset by higher risk retirements and volume on sustainment contracts. These decreases were partially offset by an increase of approximately $90 million for the C-130 program due to higher risk retirements on sustainment contracts; and about $50 million for the F-16 program due to higher risk retirements on sustainment contracts and higher production volume. Adjustments not related to volume, including net profit booking rate adjustments, were $60 million lower in 2021 compared to 2020.
Backlog
Backlog decreased in 2021 compared to 2020 primarily due to prolonged negotiations for F-35 production contracts resulting in lower orders in 2021.
Trends
We expect Aeronautics’ 2022 net sales to increase in the low-single digit range from 2021 driven by growth in F-16, F-22 and classified volume. Operating profit is expected to increase in the low-single digit range above 2021 levels. Operating profit margin for 2022 is expected to be in line with 2021 levels.
Missiles and Fire Control
Our MFC business segment provides air and missile defense systems; tactical missiles and air-to-ground precision strike weapon systems; logistics; fire control systems; mission operations support, readiness, engineering support and integration services; manned and unmanned ground vehicles; and energy management solutions. MFC’s major programs include PAC‑3, THAAD, Multiple Launch Rocket System (MLRS), Hellfire, Joint Air-to-Surface Standoff Missile (JASSM), Apache fire control system, Sniper Advanced Targeting Pod (SNIPER®), Infrared Search and Track (IRST21®) and Special Operations Forces Global Logistics Support Services (SOF GLSS). MFC’s operating results included the following (in millions):

	2021	2020	2019
Net sales	$11,693	$11,257	$10,131
Operating profit	1,648	1,545	1,441
Operating margin	14.1%	13.7%	14.2%
Backlog at year-end	$27,021	$29,183	$25,796

MFC’s net sales in 2021 increased $436 million, or 4%, compared to 2020. The increase was primarily attributable to higher net sales of approximately $340 million for integrated air and missile defense programs due to higher volume and risk retirements (primarily PAC-3); and about $215 million for tactical and strike missile programs due to higher volume (primarily LRASM and JASSM). These increases were partially offset by a decrease of approximately $90 million for sensors and global sustainment programs due to lower volume (primarily SNIPER® and Apache) that was partially offset by close out activities related to the Warrior Capability Sustainment Program (Warrior) that was terminated by the customer in March 2021.
MFC’s operating profit in 2021 increased $103 million, or 7%, compared to 2020. The increase was primarily attributable to higher operating profit of approximately $65 million for integrated air and missile defense programs due to higher risk retirements and volume (primarily PAC-3); about $45 million for tactical and strike missile programs due to higher volume (primarily LRASM and JASSM) and higher risk retirements (primarily GMLRS); and approximately $20 million for sensors and global sustainment programs due to the reversal of a portion of previously recorded losses on the Warrior program in the second and third quarters of 2021 that will not recur as a result of the program being terminated, which was partially offset by lower volume (primarily SNIPER and Apache). These increases were partially offset by charges of approximately $25 million due to performance issues on an energy program during the third quarter of 2021. Adjustments not related to volume, including net profit booking rate adjustments, were $85 million higher in 2021 compared to 2020.
Backlog
Backlog decreased in 2021 compared to 2020 primarily due to lower orders on PAC-3 and air dominance programs.
Trends
We expect MFC’s 2022 net sales to decrease in the low-single digit range from 2021 driven by volume on SOF GLSS and funding on a classified program. Operating profit is expected to decrease in the low-single digit range below 2021 levels. Operating profit margin for 2022 is expected to increase slightly from 2021 levels.
Rotary and Mission Systems
RMS designs, manufactures, services and supports various military and commercial helicopters, surface ships, sea and land-based missile defense systems, radar systems, sea and air-based mission and combat systems, command and control mission solutions, cyber solutions, and simulation and training solutions. RMS’ major programs include Aegis Combat System, Littoral Combat Ship (LCS), Multi-Mission Surface Combatant (MMSC), Black Hawk® and Seahawk® helicopters, CH-53K King Stallion heavy lift helicopter, Combat Rescue Helicopter (CRH), VH-92A helicopter, and the C2BMC program. RMS’ operating results included the following (in millions):

	2021	2020	2019
Net sales	$16,789	$15,995	$15,128
Operating profit	1,798	1,615	1,421
Operating margin	10.7%	10.1%	9.4%
Backlog at year-end	$33,700	$36,249	$34,296
RMS’ net sales in 2021 increased $794 million, or 5%, compared to 2020. The increase was primarily attributable to higher net sales of $540 million for Sikorsky helicopter programs due to higher production volume (Black Hawk, CH-53K and CRH); and about $340 million for TLS programs primarily due to the delivery of an international pilot training system in the first quarter of 2021. These increases were partially offset by lower net sales of about $65 million for integrated warfare systems and sensors (IWSS) programs due to lower volume on the LCS and TPQ-53 programs that were partially offset by higher volume on the Canadian Surface Combatant (CSC) and Aegis programs.
RMS’ operating profit in 2021 increased $183 million, or 11%, compared to 2020. The increase was primarily attributable to higher operating profit of approximately $140 million for Sikorsky helicopter programs due to higher risk retirements (Black Hawk and CH-53K), higher production volume (Black Hawk and CRH), and lower charges on the CRH program in the first half of 2021; and about $10 million for TLS programs due to the delivery of an international pilot training system in the first quarter of 2021. Operating profit for IWSS programs was comparable as lower risk retirements on the LCS program and lower volume on the TPQ-53 program were offset by higher volume on the CSC program and lower charges on a ground-based radar program. Adjustments not related to volume, including net profit booking rate adjustments, were $80 million higher in 2021 compared 2020.

Backlog
Backlog decreased in 2021 compared to 2020 primarily due to lower orders on Sikorsky programs.
Trends
We expect RMS’ 2022 net sales to decrease in the low-single digit range from 2021 driven by the delivery of a training system on an international pilot training program at RMS in 2021, as well as from lower volume on Black Hawk. Operating profit is expected to decline in the high-single digit range below 2021. Operating profit margin for 2022 is expected to be lower than 2021 levels.
Space
Our Space business segment is engaged in the research and development, design, engineering and production of satellites, space transportation systems, and strategic, advanced strike and defensive systems. Space provides network-enabled situational awareness and integrates complex space and ground global systems to help our customers gather, analyze, and securely distribute critical intelligence data. Space is also responsible for various classified systems and services in support of vital national security systems. Space’s major programs include the Trident II D5 Fleet Ballistic Missile (FBM), Orion Multi-Purpose Crew Vehicle (Orion), Space Based Infrared System (SBIRS) and Next Generation Overhead Persistent Infrared (Next Gen OPIR) system, Global Positioning System (GPS) III, hypersonics programs and Next Generation Interceptor (NGI). Operating profit for our Space business segment includes our share of earnings for our investment in ULA, which provides expendable launch services to the U.S. Government and commercial customers. Space’s operating results included the following (in millions):

	2021	2020	2019
Net sales	$11,814	$11,880	$10,860
Operating profit	1,134	1,149	1,191
Operating margin	9.6%	9.7%	11.0%
Backlog at year-end	$25,516	$25,148	$28,253
Space’s net sales in 2021 decreased $66 million, or 1%, compared to 2020. The decrease was primarily attributable to lower net sales of approximately $535 million due to the renationalization of the AWE program; and about $105 million for commercial civil space programs due to lower volume (primarily Orion). These decreases were partially offset by higher net sales of approximately $405 million for strategic and missile defense programs due to higher volume (primarily hypersonic development and NGI programs); and about $140 million for national security space programs due to higher volume and risk retirements (primarily Next Gen OPIR and SBIRS).
Space’s operating profit in 2021 decreased $15 million, or 1%, compared to 2020. The decrease was primarily attributable to approximately $70 million of lower equity earnings from the company's investment in ULA due to lower launch volume and launch vehicle mix; and about $20 million due to the renationalization of the AWE program. These decreases were partially offset by an increase of about $35 million for strategic and missile defense programs due to higher volume (primarily hypersonic development programs); and approximately $25 million for national security space programs due to higher risk retirements (primarily SBIRS and classified programs) and higher volume (primarily Next Gen OPIR) that was partially offset by charges of about $80 million on a commercial ground solutions program. Operating profit was comparable for commercial civil space programs as higher risk retirements (primarily space transportation programs) were offset by lower volume (primarily Orion). Adjustments not related to volume, including net profit booking rate adjustments, were $100 million higher in 2021 compared to 2020.
Equity earnings
Total equity earnings recognized by Space (primarily ULA) represented approximately $65 million and $135 million, or 6% and 12%, of this business segment’s operating profit during 2021 and 2020.
Backlog
Backlog increased in 2021 compared to 2020 primarily due to multi-year contract awards in national security space (Next Gen OPIR) and strategic missile defense (Next Generation Interceptor). These backlog increases were partially offset by higher sales on hypersonic development programs and the renationalization of the Atomic Weapons Establishment.

Trends
We expect Space’s 2022 net sales to decrease in the mid-single digit levels from 2021 primarily driven by the renationalization of the AWE and lower volume on OPIR/SBIRS due to program lifecycles, partially offset by growth on the NGI program. Operating profit is expected to decrease in the high single-digit level from 2021. Operating profit margin for 2022 is expected to be lower than 2021 levels.
Liquidity and Cash Flows
As of December 31, 2021, we had cash and cash equivalents of $3.6 billion. Our principal source of liquidity is our cash from operations. However, we also have access to credit markets, if needed, for liquidity or general corporate purposes, including our revolving credit facility or the ability to issue commercial paper, and letters of credit to support customer advance payments and for other trade finance purposes such as guaranteeing our performance on particular contracts. We believe our cash and cash equivalents, our expected cash flow generated from operations and our access to credit markets will be sufficient to meet our cash requirements and cash deployment plans over the next twelve months and beyond based on our current business plans.
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
Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type. We generally bill and collect cash more frequently under cost-reimbursable contracts, which represented approximately 38% of the sales we recorded in 2021, as we are authorized to bill as the costs are incurred. A number of our fixed-price contracts may provide for performance-based payments, which allow us to bill and collect cash as we perform on the contract. The amount of performance-based payments and the related milestones are encompassed in the negotiation of each contract. The timing of such payments may differ from the timing of the costs incurred related to our contract performance, thereby affecting our cash flows.
The U.S. Government has indicated that it would consider progress payments as the baseline for negotiating payment terms on fixed-price contracts, rather than performance-based payments. In contrast to negotiated performance-based payment terms, progress payment provisions correspond to a percentage of the amount of costs incurred during the performance of the contract and are invoiced regularly as costs are incurred. In March 2020, the DoD increased the percentage rate for certain progress payments from 80% to 90%. Our cash flows may be affected if the U.S. Government changes its payment policies or decides to withhold payments on our billings. While the impact of policy changes or withholding payments may delay the receipt of cash, the cumulative amount of cash collected during the life of the contract should not vary.
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
In September 2021, our Board of Directors increased our dividend rate in the fourth quarter by $0.20 to $2.80 per share and approved a $5.0 billion increase to our share repurchase program. Inclusive of this increase, the total remaining authorization for future common share repurchases under our program was $3.9 billion as of December 31, 2021.
As disclosed in the “Business Overview” section above, on December 20, 2020, we entered into an agreement to acquire Aerojet Rocketdyne for approximately $4.4 billion after the assumption of Aerojet Rocketdyne’s then-projected net cash and are awaiting a final FTC decision. If the transaction is completed, we expect to finance the acquisition primarily through new debt issuances. Please see the “Business Overview” above for the status of the transaction.
On August 3, 2021, we purchased group annuity contracts to transfer $4.9 billion of gross defined benefit pension obligations and related plan assets to an insurance company for approximately 18,000 U.S. retirees and beneficiaries. The group annuity contracts were purchased using assets from Lockheed Martin’s master retirement trust and no additional funding contribution was required by us. See “Note 12 – Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements for additional information. We expect to continue to opportunistically manage our pension liabilities through the purchase of group annuity contracts for portions of our outstanding defined benefit pension obligations using assets from the pension trust. Future pension risk transfer transactions could also be significant and result in us making additional contributions to the pension trust and/or require us to recognize noncash pension settlement charges in earnings in the applicable reporting period.
To date, the effects of COVID-19 have resulted in some negative impacts on our cash flows, partially due to supplier delays. The U.S. Government has taken certain actions and enacted legislation to mitigate the impacts of COVID-19 on public health, the economy, state and local governments, individuals, and businesses. Since the pandemic began, Lockheed Martin has remained committed to flowing down the benefits received from the DoD’s modification of the progress payment rate to our supply chain partners. As of December 31, 2021, we have received approximately $1.5 billion of net accelerated progress payments, the majority of which were in 2020. We continue to use accelerated progress payments and cash on hand to accelerate payments to our suppliers. As of December 31, 2021, we have accelerated $2.2 billion of payments to our suppliers that are due by their terms in future periods. We will continue to monitor risk driven by the pandemic and, based on our current assessment, we will continue to accelerate payments to our suppliers based on risk assessed need through the end of 2022. Consistent with our current acceleration approach, we will prioritize small and COVID-19 impacted businesses.
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
The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	2021	2020	2019
Cash and cash equivalents at beginning of year	$3,160	$1,514	$772
Operating activities
Net earnings	6,315	6,833	6,230
Noncash adjustments	3,109	1,726	1,549
Changes in working capital	9	101	(672)
Other, net	(212)	(477)	204
Net cash provided by operating activities	9,221	8,183	7,311
Net cash used for investing activities	(1,161)	(2,010)	(1,241)
Net cash used for financing activities	(7,616)	(4,527)	(5,328)
Net change in cash and cash equivalents	444	1,646	742
Cash and cash equivalents at end of year	$3,604	$3,160	$1,514
Operating Activities
Net cash provided by operating activities increased $1.0 billion in 2021 compared to 2020. The increase in cash from operating activities was primarily attributable to lower pension contributions, as we made no contributions in 2021 compared to a pension contribution of $1.0 billion in 2020, and an increase of approximately $865 million in cash from our net earnings adjusted for noncash items. These increases in cash from operations were partially offset by an increase of approximately $720 million in payroll taxes and an increase of about $100 million in accelerated payments to our supply chain. During 2021, we paid employer payroll taxes of $942 million, compared to $222 million during 2020. The increase in employer payroll taxes was due to the deferral of $460 million of payments in 2020, half of which were paid in the fourth quarter of 2021 and half of which will be paid in the fourth quarter of 2022, pursuant to the CARES Act. As of December 31, 2021, we accelerated $2.2 billion of payments to suppliers that were due in the first quarter of 2022, compared to $2.1 billion of payments to suppliers as of December 31, 2020 that were due in the first quarter of 2021. Our federal and foreign income tax payments, net of refunds, were $1.4 billion in both 2021 and 2020.
Investing Activities
Cash flows related to investing activities primarily include capital expenditures and payments for acquisitions and divestitures of businesses and investments. The majority of our capital expenditures are for equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.
Net cash used for investing activities decreased $849 million in 2021 compared to 2020. The decrease in net cash used for investing activities is primarily attributable to proceeds of $307 million received in 2021 from the sale of our ownership interest in the AMMROC joint venture, cash payments of $282 million for various business acquisitions in 2020, and a decrease of $244 million in capital expenditures. Capital expenditures totaled $1.5 billion in 2021, compared to $1.8 billion in 2020.
Financing Activities
Net cash used for financing activities increased $3.1 billion in 2021 compared to 2020, primarily due to increased repurchases of common stock and higher dividend payments.
During 2021, we paid $4.1 billion to repurchase 11.7 million shares of our common stock, of which 2.2 million shares were received upon settlement in January 2022. During 2020, we paid $1.1 billion to repurchase 3.0 million shares of our common stock.
We paid dividends totaling $2.9 billion ($10.60 per share) in 2021 and $2.8 billion ($9.80 per share) in 2020. We paid quarterly dividends of $2.60 per share during each of the first three quarters of 2021 and $2.80 per share during the fourth quarter of 2021. We paid quarterly dividends of $2.40 per share during each of the first three quarters of 2020 and $2.60 per share during the fourth quarter of 2020.
In September 2021, we repaid $500 million of long-term notes with a fixed interest rate of 3.35% according to their scheduled maturities.
In May 2020, we received net cash proceeds of $1.1 billion from the issuance of senior unsecured notes. In June 2020, we used the net proceeds from the offering plus cash on hand to redeem $750 million of notes due in 2020 and $400 million of notes due in 2021, each at their redemption price.
In October 2020, we repaid $500 million of long-term notes with a fixed interest rate of 2.50% due in November 2020.

Capital Structure, Resources and Other
At December 31, 2021, we held cash and cash equivalents of $3.6 billion that was generally available to fund ordinary business operations without significant legal, regulatory, or other restrictions.
Our outstanding debt, net of unamortized discounts and issuance costs was $11.7 billion as of December 31, 2021 and is in the form of publicly-issued notes that bear interest at fixed rates. As of December 31, 2021, we had $6 million of short-term borrowings due within one year, which are scheduled to mature in the first quarter of 2022. As of December 31, 2021, we were in compliance with all covenants contained in our debt and credit agreements. See “Note 11 – Debt” included in our Notes to Consolidated Financial Statements for more information on our long-term debt and revolving credit facilities.
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

Contractual Commitments
At December 31, 2021, we had contractual commitments to repay debt, make payments under operating leases, settle obligations related to agreements to purchase goods and services and settle tax and other liabilities. Financing lease obligations were not material. Payments due under these obligations and commitments are as follows (in millions):

	Total	Due Within 1 Year
Total debt	$12,799	$6
Interest payments	8,827	537
Other liabilities	2,503	242
Operating lease obligations	1,566	325
Purchase obligations:
Operating activities	56,923	25,139
Capital expenditures	737	582
Total contractual cash obligations	$83,355	$26,831
The table above includes debt presented gross of any unamortized discounts and issuance costs, but excludes the net unfunded obligation and estimated minimum funding requirements related to our qualified defined benefit pension plans. For additional information about obligations and our future minimum contribution requirements for these plans, see “Note 12 – Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements. Amounts related to other liabilities represent the contractual obligations for certain long-term liabilities recorded as of December 31, 2021. Such amounts mainly include expected payments under non-qualified pension plans, environmental liabilities and deferred compensation plans.
Purchase obligations related to operating activities include agreements and contracts that give the supplier recourse to us for cancellation or nonperformance under the contract or contain terms that would subject us to liquidated damages. Such agreements and contracts may, for example, be related to direct materials, obligations to subcontractors and outsourcing arrangements. Total purchase obligations for operating activities in the preceding table include approximately $52.8 billion related to contractual commitments entered into as a result of contracts we have with our U.S. Government customers. The U.S. Government generally would be required to pay us for any costs we incur relative to these commitments if they were to terminate the related contracts “for convenience” under the FAR, subject to available funding. This also would be true in cases where we perform subcontract work for a prime contractor under a U.S. Government contract. The termination for convenience language also may be included in contracts with foreign, state and local governments. We also have contracts with customers that do not include termination for convenience provisions, including contracts with commercial customers.
The majority of our capital expenditures for 2021 and those planned for 2022 are for equipment, facilities infrastructure and information technology. The amounts above in the table represent the portion of expected capital expenditures to be incurred in 2022 and beyond that have been obligated under contracts as of December 31, 2021 and not necessarily total capital expenditures for future periods. Expenditures for equipment and facilities infrastructure are generally incurred to support new and existing programs across all of our business segments. For example, we have projects underway at Aeronautics to support classified development programs and at RMS to support our Sikorsky helicopter programs; and we have projects underway to modernize certain of our facilities. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.
We also may enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. These agreements are designed to enhance the social and economic environment of the foreign country by requiring the contractor to promote investment in the country. Offset agreements may be satisfied through activities that do not require us to use cash, including transferring technology, providing manufacturing and other consulting support to in-country projects and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements also may be satisfied through our use of cash for such activities as purchasing supplies from in-country vendors, providing financial support for in-country projects, establishment of joint ventures with local companies and building or leasing facilities for in-country operations. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customer and typically require cash outlays that represent only a fraction of the original amount in the offset agreement. Satisfaction of our offset obligations are included in the estimates of our total costs to complete the contract and may impact our sales, profitability and cash flows. Our ability to recover investments on our consolidated balance sheet that we make to satisfy offset obligations is generally dependent upon the successful operation of ventures that we do not control and may involve products and services that are dissimilar to our business activities. At December 31, 2021, the notional value of remaining obligations under our outstanding offset agreements totaled approximately $17.0 billion, which primarily relate to our Aeronautics, MFC and RMS business segments, most of which extend through 2044. To the extent we have entered into purchase or other obligations at December 31, 2021 that also satisfy offset agreements, those amounts are included in the contractual commitments table above. Offset programs usually extend over several years and may provide for penalties, estimated at approximately $1.7 billion at December 31, 2021, in the event we fail to perform in accordance with offset requirements. While historically we have not been required to pay material penalties, resolution of offset requirements are often the result of negotiations and subjective judgments.
We have entered into standby letters of credit and surety bonds issued on our behalf by financial institutions, and we have directly issued guarantees to third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as joint venture partners. At December 31, 2021, we had the following outstanding letters of credit, surety bonds and third-party guarantees (in millions):

	Total Commitment	Less Than 1 Year
Standby letters of credit (a)	$2,439	$1,035
Surety bonds	342	319
Third-party Guarantees	838	428
Total commitments	$3,619	$1,782
(a)Approximately $781 million of standby letters of credit in the “Less Than 1 Year” category are expected to renew for additional periods until completion of the contractual obligation.
At December 31, 2021, third-party guarantees totaled $838 million, of which approximately 69% related to guarantees of contractual performance of joint ventures to which we currently are or previously were a party. These amounts represent our estimate of the maximum amounts we would expect to incur upon the contractual non-performance of the joint venture, joint venture partners or divested businesses. Generally, we also have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner.
In determining our exposures, we evaluate the reputation, performance on contractual obligations, technical capabilities and credit quality of our current and former joint venture partners and the transferee under novation agreements all of which include a guarantee as required by the FAR. At December 31, 2021 and 2020, there were no material amounts recorded in our financial statements related to third-party guarantees or novation agreements.
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
Cost-reimbursable contracts provide for the payment of allowable costs incurred during performance of the contract plus a fee up to a ceiling based on the amount that has been funded. Typically, we enter into three types of cost-reimbursable contracts: cost-plus-award-fee, cost-plus-incentive-fee, and cost-plus-fixed-fee. Cost-plus-award-fee contracts provide for an award fee that varies within specified limits based on the customer’s assessment of our performance against a predetermined set of criteria, such as targets based on cost, quality, technical and schedule criteria. Cost-plus-incentive-fee contracts provide for reimbursement of costs plus a fee, which is adjusted by a formula based on the relationship of total allowable costs to total target costs (i.e., incentive based on cost) or reimbursement of costs plus an incentive to exceed stated performance targets (i.e., incentive based on performance). Cost-plus-fixed-fee contracts provide a fixed fee that is negotiated at the inception of the contract and does not vary with actual costs.
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
Comparability of our segment sales, operating profit and operating margin may be impacted favorably or unfavorably by changes in profit booking rates on our contracts for which we recognize revenue over time using the percentage-of-completion cost-to-cost method to measure progress towards completion. Increases in the profit booking rates, typically referred to as risk retirements, usually relate to revisions in the estimated total costs to fulfill the performance obligations that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate, resulting in an increase in the estimated total costs to fulfill the performance obligations and a reduction in the profit booking rate. Increases or decreases in profit booking rates are recognized in the period they are determined and reflect the inception-to-date effect of such changes. Segment operating profit and margin may also be impacted favorably or unfavorably by other items, which may or may not impact sales. Favorable items may include the positive resolution of contractual matters, cost recoveries on severance and restructuring charges, insurance recoveries and gains on sales of assets. Unfavorable items may include the adverse resolution of contractual matters; restructuring charges, except for significant severance actions, which are excluded from segment operating results; reserves for disputes; certain asset impairments; and losses on sales of certain assets.
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

Postretirement Benefit Plans
Overview
Many of our employees and retirees participate in qualified and nonqualified defined benefit pension plans, retiree medical and life insurance plans and other postemployment plans (collectively, postretirement benefit plans - see “Note 12 – Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements). The majority of our accrued benefit obligations relate to our qualified defined benefit pension plans and retiree medical and life insurance plans. We recognize on a plan-by-plan basis the net funded status of these postretirement benefit plans under GAAP as either an asset or a liability on our consolidated balance sheets. The GAAP funded status represents the difference between the fair value of each plan’s assets and the benefit obligation of the plan. The GAAP benefit obligation represents the present value of the estimated future benefits we currently expect to pay to plan participants based on past service. The qualified defined benefit pension plans for salaried employees are fully frozen effective January 1, 2020 and our salaried employees participate in an enhanced defined contribution retirement savings plan.
Similar to recent years, we continue to take actions to mitigate the effect of our defined benefit pension plans on our financial results by reducing the volatility of our pension obligations, including entering into pension risk transfer transactions involving the purchase of group annuity contracts (GACs) for portions of our outstanding defined benefit pension obligations using assets from the pension trust. On August 3, 2021, we purchased GACs to transfer $4.9 billion of gross defined benefit pension obligations and related plan assets to an insurance company for approximately 18,000 U.S. retirees and beneficiaries. The GACs were purchased using assets from Lockheed Martin’s master retirement trust and no additional funding contribution was required by us. This transaction had no impact on the amount, timing, or form of the monthly retirement benefit payments to the affected retirees and beneficiaries. In connection with this transaction, we recognized a noncash pension settlement charge of $1.7 billion ($1.3 billion, or $4.72 per share, after tax) for the affected defined benefit pension plans during the third quarter of 2021, which represents the accelerated recognition of actuarial losses that were included in the accumulated other comprehensive loss account within stockholders’ equity. As a result of this transaction, we were required to remeasure the benefit obligations and plan assets for the affected defined benefit pension plans as of the August 3, 2021 close date. The purchase of the GACs and the pension remeasurement did not have an impact on our CAS pension cost and did not significantly impact our total FAS pension expense or net FAS/CAS pension adjustment in 2021, except for the noncash pension settlement charge.
Inclusive of the transaction described above, since December 2018, Lockheed Martin, through its master retirement trust, has purchased total contracts for approximately $11.6 billion related to our outstanding defined benefit pension obligations eliminating pension plan volatility for approximately 95,000 retirees and beneficiaries and annually required Pension Benefit Guarantee Corporation (PBGC) premiums of approximately $69 million per year.
We expect to continue to look for opportunities to manage our pension liabilities through additional pension risk transfer transactions in future years. Future transactions could result in a noncash settlement charge to earnings, which could be material to a reporting period.
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

Actuarial Assumptions
The benefit obligations and assets of our postretirement benefit plans are measured at the end of each year, or more frequently, upon the occurrence of certain events such as a significant plan amendment (including in connection with a pension risk transfer transaction), settlement or curtailment. The amounts we record are measured using actuarial valuations, which are dependent upon key assumptions such as discount rates, the expected long-term rate of return on plan assets, participant longevity, and employee turnover. The assumptions we make affect both the calculation of the benefit obligations as of the measurement date and the calculation of FAS expense in subsequent periods. When reassessing these assumptions, we consider past and current market conditions and make judgments about future market trends. We also consider factors such as the timing and amounts of expected contributions to the plans and benefit payments to plan participants.
We continue to use a single weighted average discount rate approach when calculating our consolidated benefit obligations related to our defined benefit pension plans resulting in 2.875% at December 31, 2021, compared to 2.50% at December 31, 2020. We utilized a single weighted average discount rate of 2.75% when calculating our benefit obligations related to our retiree medical and life insurance plans at December 31, 2021, compared to 2.375% at December 31, 2020. We evaluate several data points in order to arrive at an appropriate single weighted average discount rate, including results from cash flow models, quoted rates from long-term bond indices and changes in long-term bond rates over the past year. As part of our evaluation, we calculate the approximate average yields on corporate bonds rated AA or better selected to match our projected postretirement benefit plan cash flows. The increase in the discount rate from December 31, 2020 to December 31, 2021 resulted in a decrease in the projected benefit obligations of our qualified defined benefit pension plans of approximately $2.3 billion at December 31, 2021.
We utilized an expected long-term rate of return on plan assets of 6.50% at December 31, 2021 compared to 7.00% at December 31, 2020. We lowered our expected long-term rate of return on plan assets due to changes in our asset allocation targets. The long-term rate of return assumption represents the expected long-term rate of return on the funds invested or to be invested, to provide for the benefits included in the benefit obligations. This assumption is based on several factors including historical market index returns, the anticipated long-term allocation of plan assets, the historical return data for the trust funds, plan expenses and the potential to outperform market index returns. The difference between the long-term rate of return on plan assets assumption we select and the actual return on plan assets in any given year affects both the funded status of our benefit plans and the calculation of FAS pension expense in subsequent periods. Although the actual return in any specific year likely will differ from the assumption, the average expected return over a long-term future horizon should be approximately equal to the assumption. Any variance each year should not, by itself, suggest that the assumption should be changed. Patterns of variances are reviewed over time, and then combined with expectations for the future. As a result, changes in this assumption are less frequent than changes in the discount rate. The actual investment return for our qualified defined benefit plans during 2021 of $3.9 billion, based on an actual rate of approximately 10.5%, improved plan assets more than the $2.1 billion expected return based on our long-term rate of return assumption.
In October 2021, the Society of Actuaries published revised longevity assumptions that refined its prior studies. We used the revised assumptions in our December 31, 2021 re-measurement of benefit obligation resulting in an approximate $109 million increase in the projected benefit obligations of our qualified defined benefit pension plans.
Our stockholders’ equity has been reduced cumulatively by $11.0 billion from the annual year-end measurements of the funded status of postretirement benefit plans. The cumulative noncash, after-tax reduction primarily represents net actuarial losses resulting from declines in discount rates, investment losses and updated longevity. A market-related value of our plan assets, determined using actual asset gains or losses over the prior three-year period, is used to calculate the amount of deferred asset gains or losses to be amortized. These cumulative actuarial losses will be amortized to expense using the corridor method, where gains and losses are recognized to the extent they exceed 10% of the greater of plan assets or benefit obligations, over an average period of approximately twenty years as of December 31, 2021. During 2021, $1.8 billion of these amounts were recognized as a component of postretirement benefit plans expense inclusive of the noncash pension settlement charge of $1.3 billion.
The discount rate and long-term rate of return on plan assets assumptions we select at the end of each year are based on our best estimates and judgment. A change of plus or minus 25 basis points in the 2.875% discount rate assumption at December 31, 2021, with all other assumptions held constant, would have decreased or increased the amount of the qualified pension benefit obligation we recorded at the end of 2021 by approximately $1.5 billion, which would result in an after-tax increase or decrease in stockholders’ equity at the end of the year of approximately $1.2 billion. If the 2.875% discount rate at December 31, 2021 that was used to compute the expected 2022 FAS pension expense for our qualified defined benefit pension plans had been 25 basis points higher or lower, with all other assumptions held constant, the amount of FAS pension expense projected for 2022 would be lower or higher by approximately $10 million. If the 6.50% expected long-term rate of return on plan assets assumption at December 31, 2021 that was used to compute the expected 2022 FAS pension expense for our qualified defined benefit pension plans had been 25 basis points higher or lower, with all other assumptions held constant, the amount of FAS pension expense projected for 2022 would be lower or higher by approximately $75 million. Each year, differences between the actual and expected long-term rate of return on plan assets impacts the measurement of the following year’s FAS expense. Every 100 basis points increase (decrease) in return during 2021 between our actual rate of return of approximately 10.5% and our expected long-term rate of return decreased (increased) 2022 expected FAS pension expense by approximately $15 million.
Funding Considerations
We made no contributions in 2021, compared to $1.0 billion in 2020, to our qualified defined benefit pension plans. Funding of our qualified defined benefit pension plans is determined in a manner consistent with CAS and in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended, along with consideration of CAS and Internal Revenue Code rules. Our goal has been to fund the pension plans to a level of at least 80%, as determined in accordance with ERISA. The ERISA funded status of our qualified defined benefit pension plans was approximately 92% and 82% as of

December 31, 2021 and 2020; which is calculated on a different basis than under GAAP and reflects the impact of the American Rescue Plan Act of 2021 discussed below.
Contributions to our defined benefit pension plans are recovered over time through the pricing of our products and services on U.S. Government contracts, including FMS, and are recognized in our cost of sales and net sales. CAS govern the extent to which our pension costs are allocable to and recoverable under contracts with the U.S. Government, including FMS. Pension cost recoveries under CAS occur in different periods from when pension contributions are made in accordance with ERISA.
We recovered $2.1 billion in 2021 and $2.0 billion in 2020 as CAS pension costs. Amounts contributed in excess of the CAS pension costs recovered under U.S. Government contracts are considered to be prepayment credits under the CAS rules. Our prepayment credits were approximately $7.0 billion and $8.3 billion at December 31, 2021 and 2020, respectively. The prepayment credit balance will increase or decrease based on our actual investment return on plan assets.
On March 11, 2021, the President signed the American Rescue Plan Act of 2021 into law, which eased funding requirements for single-employer defined benefit pension plans under ERISA, as amended, by restarting and extending the amortization of funding shortfalls and extending and enhancing interest rate stabilization percentages, among many other stimulus measures. These changes have the effect of lowering our minimum funding requirements and CAS pension costs from what they otherwise would have been had the measures not been enacted.
Trends
We do not plan to make contributions to our qualified defined benefit pension plans in 2022. We anticipate recovering approximately $1.8 billion of CAS pension cost in 2022 allowing us to recoup a portion of our CAS prepayment credits.
We project FAS pension income of $460 million in 2022 compared to FAS pension income of $265 million in 2021 and a net 2022 FAS/CAS pension benefit of $2.3 billion, which is comparable to the $2.3 billion in 2021. This excludes the noncash pension settlement charge of $1.7 billion (pretax) recognized in the third quarter of 2021 described above for comparison year over year.
Environmental Matters
We are a party to various agreements, proceedings and potential proceedings for environmental remediation issues, including matters at various sites where we have been designated a potentially responsible party (PRP). At December 31, 2021 and 2020, the total amount of liabilities recorded on our consolidated balance sheet for environmental matters was $742 million and $789 million. We have recorded assets totaling $645 million and $685 million at December 31, 2021 and 2020 for the portion of environmental costs that are probable of future recovery in pricing of our products and services for agencies of the U.S. Government, as discussed below. The amount that is expected to be allocated to our non-U.S. Government contracts or that is determined to not be recoverable under U.S. Government contracts is expensed through cost of sales. We project costs and recovery of costs over approximately 20 years.

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

We perform quarterly reviews of environmental remediation sites and record liabilities and receivables in the period it becomes probable that the liabilities have been incurred and the amounts can be reasonably estimated (see the discussion under “Environmental Matters” in “Note 1 – Organization and Significant Accounting Policies” and “Note 15 – Legal Proceedings, Commitments and Contingencies” included in our Notes to Consolidated Financial Statements). We consider the above factors in our quarterly estimates of the timing and amount of any future costs that may be required for environmental remediation activities, which result in the calculation of a range of estimates for each particular environmental remediation site. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined. Given the required level of judgment and estimation, it is likely that materially different amounts could be recorded if different assumptions were used or if circumstances were to change (e.g., a change in environmental standards or a change in our estimate of the extent of contamination).

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

Goodwill and Intangible Assets
The assets and liabilities of acquired businesses are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying identifiable net assets of acquired businesses. Intangible assets from acquired businesses are recognized at fair value on the acquisition date and consist of customer programs, trademarks, customer relationships, technology and other intangible assets. Customer programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology and trademarks underlying the associated program. Intangible assets are amortized over a period of expected cash flows used to measure fair value, which ranges from five to 20 years.
Our goodwill balance was $10.8 billion at both December 31, 2021 and 2020. We perform an impairment test of our goodwill at least annually in the fourth quarter or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may be impaired. Such events or changes in circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators, competition, reorganizations of our business, U.S. Government budget restrictions or the disposal of all or a portion of a reporting unit. Our goodwill has been allocated to and is tested for impairment at a level referred to as the reporting unit, which is our business segment level or a level below the business segment. The level at which we test goodwill for impairment requires us to determine whether the operations below the business segment constitute a self-sustaining business for which discrete financial information is available and segment management regularly reviews the operating results.

We may use both qualitative and quantitative approaches when testing goodwill for impairment. For selected reporting units where we use the qualitative approach, we perform a qualitative evaluation of events and circumstances impacting the reporting unit to determine the likelihood of goodwill impairment. Based on that qualitative evaluation, if we determine it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further evaluation is necessary. Otherwise, we perform a quantitative impairment test. We perform quantitative tests for most reporting units at least once every three years. However, for certain reporting units we may perform a quantitative impairment test every year.
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
In the fourth quarter of 2021, we performed our annual goodwill impairment test for each of our reporting units. The results of that test indicated that for each of our reporting units no impairment existed. As of the date of our annual impairment test, the fair value of our Sikorsky reporting unit exceeded its carrying value, which included goodwill of $2.7 billion, by a margin of approximately 30%. The fair value of our Sikorsky reporting unit can be significantly impacted by its performance, the amount and timing of expected future cash flows, contract terminations, changes in expected future orders, general market pressures, including U.S. Government budgetary constraints, discount rates, long term growth rates, and changes in U.S. (federal or state) or foreign tax laws and regulations, or their interpretation and application, including those with retroactive effect, along with other significant judgments. Based on our assessment of these circumstances, we have determined that goodwill at our Sikorsky reporting unit remains at risk for impairment should there be a deterioration of projected cash flows of the reporting unit.

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

Acquired intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. This testing compares carrying value to fair value and, when appropriate, the carrying value of these assets is reduced to fair value. In the fourth quarter of 2021, we performed our annual impairment test, and the results of that test indicated no impairment existed. Intangibles are amortized to expense over their applicable useful lives, ranging from five to 20 years, based on the nature of the asset and the underlying pattern of economic benefit as reflected by future net cash inflows. We perform an impairment test of finite-lived intangibles whenever events or changes in circumstances indicate their carrying value may be impaired. If events or changes in circumstances indicate the carrying value of a finite-lived intangible may be impaired, the sum of the undiscounted future cash flows expected to result from the use of the asset group would be compared to the asset group’s carrying value. If the asset group’s carrying amount exceed the sum of the undiscounted future cash flows, we would determine the fair value of the asset group and record an impairment loss in net earnings.
Recent Accounting Pronouncements
See “Note 1 – Organization and Significant Accounting Policies” included in our Notes to Consolidated Financial Statements (under the caption “Recent Accounting Pronouncements”).

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
Our main exposure to market risk relates to interest rates, foreign currency exchange rates and market prices on certain equity securities. Our financial instruments that are subject to interest rate risk principally include fixed-rate long-term debt and commercial paper, if issued. The estimated fair value of our outstanding debt was $15.4 billion at December 31, 2021 and the outstanding principal amount was $12.8 billion, excluding unamortized discounts and issuance costs of $1.1 billion. A 10% change in the level of interest rates would not have a material impact on the fair value of our outstanding debt at December 31, 2021.
We use derivative instruments principally to reduce our exposure to market risks from changes in foreign currency exchange rates and interest rates. We do not enter into or hold derivative instruments for speculative trading purposes. We transact business globally and are subject to risks associated with changing foreign currency exchange rates. We enter into foreign currency hedges such as forward and option contracts that change in value as foreign currency exchange rates change. Our most significant foreign currency exposures relate to the British pound sterling, the euro, the Canadian dollar, the Australian dollar, the Norwegian Kroner and the Polish Zloty. These contracts hedge forecasted foreign currency transactions in order to mitigate fluctuations in our earnings and cash flows associated with changes in foreign currency exchange rates. We designate foreign currency hedges as cash flow hedges. We also are exposed to the impact of interest rate changes primarily through our borrowing activities. For fixed rate borrowings, we may use variable interest rate swaps, effectively converting fixed rate borrowings to variable rate borrowings in order to hedge changes in the fair value of the debt. These swaps are designated as fair value hedges. For variable rate borrowings, we may use fixed interest rate swaps, effectively converting variable rate borrowings to fixed rate borrowings in order to mitigate the impact of interest rate changes on earnings. These swaps are designated as cash flow hedges. We also may enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting, which are intended to mitigate certain economic exposures.

The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on our intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives attributable to highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items or reflected net of income taxes in accumulated other comprehensive loss until the hedged transaction is recognized in earnings. Changes in the fair value of the derivatives that are not highly effective, if any, are immediately recognized in earnings. The aggregate notional amount of our outstanding interest rate swaps at December 31, 2021 and 2020 was $500 million and $572 million. The aggregate notional amount of our outstanding foreign currency hedges at December 31, 2021 and 2020 was $4.0 billion and $3.4 billion. At December 31, 2021 and 2020, the net fair value of our derivative instruments was not material (see “Note 16 – Fair Value Measurements” included in our Notes to Consolidated Financial Statements). A 10% unfavorable exchange rate movement of our foreign currency contracts would not have a material impact on the aggregate net fair value of such contracts or our consolidated financial statements. Additionally, as we enter into foreign currency contracts to hedge foreign currency exposure on underlying transactions we believe that any movement on our foreign currency contracts would be offset by movement on the underlying transactions and, therefore, when taken together do not create material risk.
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
We maintain a separate trust that includes investments to fund certain of our non-qualified deferred compensation plans. As of December 31, 2021, investments in the trust totaled $2.1 billion and are reflected at fair value on our consolidated balance sheet in other noncurrent assets. The trust holds investments in marketable equity securities and fixed-income securities that are exposed to price changes and changes in interest rates. A portion of the liabilities associated with the deferred compensation plans supported by the trust is also impacted by changes in the market price of our common stock and certain market indices. Changes in the value of the liabilities have the effect of partially offsetting the impact of changes in the value of the trust. Both the change in the fair value of the trust and the change in the value of the liabilities are recognized on our consolidated statements of earnings in other unallocated, net and were not material for the year ended December 31, 2021.

We are exposed to equity market risk through certain marketable securities held by our Lockheed Martin Ventures fund. The fair value of our marketable securities held by the fund was $132 million as of December 31, 2021. A 10% decrease in the market price of our marketable equity securities as of December 31, 2021 would not have a material impact on the carrying amounts of these securities or our consolidated financial statements. Many of the same factors that could result in an adverse movement of equity market prices affect our non-marketable equity investments, although we cannot always quantify the impacts directly. Financial markets are volatile, which could negatively affect the valuations and prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our ability to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales.

ITEM 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
on the Audited Consolidated Financial Statements

Board of Directors and Stockholders
Lockheed Martin Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lockheed Martin Corporation (the Corporation) as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Corporation at December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 25, 2022 expressed an unqualified opinion thereon.

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

Revenue recognition based on the percentage of completion method

Description of the Matter
For the year ended December 31, 2021, the Corporation recorded net sales of $67.0 billion. As more fully described in Note 1 to the consolidated financial statements, the Corporation generates the majority of its net sales from long-term contracts with its customers whereby substantially all of the Corporation’s revenue is recognized over time using the percentage-of-completion cost-to-cost measure of progress. Under the percentage-of-completion cost-to-cost measure of progress, the Corporation measures progress towards completion based on the ratio of costs incurred to date to the estimated total costs to complete the performance obligation(s) (referred to as the estimate-at-completion analysis). The Corporation estimates profit on these contracts as the difference between total estimated revenues and total estimated cost at completion.

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

Defined Benefit Pension Plan Obligation

Description of the Matter
At December 31, 2021, the Corporation’s aggregate obligation for its qualified defined benefit pension plans was $43.5 billion and exceeded the gross fair value of the related plan assets of $35.2 billion, resulting in a net unfunded qualified defined benefit pension obligation of $8.3 billion. As explained in Note 12 of the consolidated financial statements, the Corporation remeasures the qualified defined benefit pension assets and obligations at the end of each year or more frequently upon the occurrence of certain events. The amounts are measured using actuarial valuations, which depend on key assumptions such as the discount rate and participant longevity.

Auditing the defined benefit pension obligation was complex and required the involvement of specialists as a result of the judgmental nature of the actuarial assumptions such as discount rate and participant longevity, used in the measurement process. These assumptions have a significant effect on the projected benefit obligation, with the discount rate being the most sensitive of those assumptions.

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

To test the defined benefit pension obligation, our audit procedures included, among others, evaluating the methodology used, the significant actuarial assumptions described above and the underlying data used by the Corporation. We compared the actuarial assumptions used by management to historical trends and evaluated the change in the defined benefit pension obligation from prior year due to the change in service cost, interest cost, benefit payments, settlements, actuarial gains and losses, new longevity assumptions and plan amendments. In addition, we involved our actuarial specialists to assist in evaluating management’s methodology for determining the discount rate that reflects the maturity and duration of the benefit payments and is used to measure the defined benefit pension obligation. As part of this assessment, we compared the projected cash flows to the prior year and compared the current year benefits paid to the prior year projected cash flows. To evaluate longevity, we evaluated management’s selection of mortality base tables and improvement scales, adjusted for entity-specific factors. Lastly, we also tested the completeness and accuracy of the underlying data, including the participant data provided to the Corporation’s actuarial specialists.

/s/ Ernst & Young LLP

We have served as the Corporation’s auditor since 1994.

Tysons, Virginia
January 25, 2022

Lockheed Martin Corporation
Consolidated Statements of Earnings
(in millions, except per share data)

	Years Ended December 31,
	2021	2020	2019
Net sales
Products	$56,435	$54,928	$50,053
Services	10,609	10,470	9,759
Total net sales	67,044	65,398	59,812
Cost of sales
Products	(50,273)	(48,996)	(44,589)
Services	(9,463)	(9,371)	(8,731)
Severance and restructuring charges	(36)	(27)	—
Other unallocated, net	1,789	1,650	1,875
Total cost of sales	(57,983)	(56,744)	(51,445)
Gross profit	9,061	8,654	8,367
Other income (expense), net	62	(10)	178
Operating profit	9,123	8,644	8,545
Interest expense	(569)	(591)	(653)
Non-service FAS pension (expense) income	(1,292)	219	(577)
Other non-operating income (expense), net	288	(37)	(74)
Earnings from continuing operations before income taxes	7,550	8,235	7,241
Income tax expense	(1,235)	(1,347)	(1,011)
Net earnings from continuing operations	6,315	6,888	6,230
Net loss from discontinued operations	—	(55)	—
Net earnings	$6,315	$6,833	$6,230

Earnings (loss) per common share
Basic
Continuing operations	$22.85	$24.60	$22.09
Discontinued operations	—	(0.20)	—
Basic earnings per common share	$22.85	$24.40	$22.09
Diluted
Continuing operations	$22.76	$24.50	$21.95
Discontinued operations	—	(0.20)	—
Diluted earnings per common share	$22.76	$24.30	$21.95
The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Comprehensive Income
(in millions)

	Years Ended December 31,
	2021	2020	2019
Net earnings	$6,315	$6,833	$6,230
Other comprehensive income (loss), net of tax
Postretirement benefit plans
Net other comprehensive income (loss) recognized during the period, net of tax of $925 million in 2021, $292 million in 2020 and $586 million in 2019	3,404	(1,067)	(2,182)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $130 million in 2021, $119 million in 2020 and $247 million in 2019	477	440	908
Pension settlement charge, net of tax of $355 million in 2021	1,310	—	—
Other, net	(76)	60	41
Other comprehensive income (loss), net of tax	5,115	(567)	(1,233)
Comprehensive income	$11,430	$6,266	$4,997
The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation
Consolidated Balance Sheets
(in millions, except par value)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$3,604	$3,160
Receivables, net	1,963	1,978
Contract assets	10,579	9,545
Inventories	2,981	3,545
Other current assets	688	1,150
Total current assets	19,815	19,378
Property, plant and equipment, net	7,597	7,213
Goodwill	10,813	10,806
Intangible assets, net	2,706	3,012
Deferred income taxes	2,290	3,475
Other noncurrent assets	7,652	6,826
Total assets	$50,873	$50,710
Liabilities and equity
Current liabilities
Accounts payable	$780	$880
Salaries, benefits and payroll taxes	3,108	3,163
Contract liabilities	8,107	7,545
Current maturities of long-term debt	6	500
Other current liabilities	1,996	1,845
Total current liabilities	13,997	13,933
Long-term debt, net	11,670	11,669
Accrued pension liabilities	8,319	12,874
Other noncurrent liabilities	5,928	6,196
Total liabilities	39,914	44,672
Stockholders’ equity
Common stock, $1 par value per share	271	279
Additional paid-in capital	94	221
Retained earnings	21,600	21,636
Accumulated other comprehensive loss	(11,006)	(16,121)
Total stockholders’ equity	10,959	6,015
Noncontrolling interests in subsidiary	—	23
Total equity	10,959	6,038
Total liabilities and equity	$50,873	$50,710
The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Cash Flows
(in millions)

	Years Ended December 31,
	2021	2020	2019
Operating activities
Net earnings	$6,315	$6,833	$6,230
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	1,364	1,290	1,189
Stock-based compensation	227	221	189
Equity method investment impairment	—	128	—
Tax resolution related to former IS&GS business	—	55	—
Deferred income taxes	(183)	5	222
Pension settlement charge	1,665	—	—
Severance and restructuring charges	36	27	—
Gain on property sale	—	—	(51)
Changes in assets and liabilities
Receivables, net	15	359	107
Contract assets	(1,034)	(451)	378
Inventories	564	74	(622)
Accounts payable	(98)	(372)	(1,098)
Contract liabilities	562	491	563
Income taxes	45	(19)	(151)
Postretirement benefit plans	(267)	(1,197)	81
Other, net	10	739	274
Net cash provided by operating activities	9,221	8,183	7,311
Investing activities
Capital expenditures	(1,522)	(1,766)	(1,484)
Acquisitions of businesses	—	(282)	—
Other, net	361	38	243
Net cash used for investing activities	(1,161)	(2,010)	(1,241)
Financing activities
Repayment of commercial paper, net	—	—	(600)
Issuance of long-term debt, net of related costs	—	1,131	—
Repayments of long-term debt	(500)	(1,650)	(900)
Repurchases of common stock	(4,087)	(1,100)	(1,200)
Dividends paid	(2,940)	(2,764)	(2,556)
Other, net	(89)	(144)	(72)
Net cash used for financing activities	(7,616)	(4,527)	(5,328)
Net change in cash and cash equivalents	444	1,646	742
Cash and cash equivalents at beginning of year	3,160	1,514	772
Cash and cash equivalents at end of year	$3,604	$3,160	$1,514
The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
(in millions, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiary	Total Equity
Balance at December 31, 2018	$281	$—	$15,434	$(14,321)	$1,394	$55	$1,449
Net earnings	—	—	6,230	—	6,230	—	6,230
Other comprehensive loss, net of tax	—	—	—	(1,233)	(1,233)	—	(1,233)
Repurchases of common stock	(4)	(483)	(713)	—	(1,200)	—	(1,200)
Dividends declared ($9.00 per share)	—	—	(2,550)	—	(2,550)	—	(2,550)
Stock-based awards, ESOP activity and other	3	483	—	—	486	—	486
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(11)	(11)
Balance at December 31, 2019	$280	$—	$18,401	$(15,554)	$3,127	$44	$3,171
Net earnings	—	—	6,833	—	6,833	—	6,833
Other comprehensive loss, net of tax	—	—	—	(567)	(567)	—	(567)
Repurchases of common stock	(3)	(256)	(841)	—	(1,100)	—	(1,100)
Dividends declared ($9.80 per share)	—	—	(2,757)	—	(2,757)	—	(2,757)
Stock-based awards, ESOP activity and other	2	477	—	—	479	—	479
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(21)	(21)
Balance at December 31, 2020	$279	$221	$21,636	$(16,121)	$6,015	$23	$6,038
Net earnings	—	—	6,315	—	6,315	—	6,315
Other comprehensive loss, net of tax	—	—	—	5,115	5,115	—	5,115
Repurchases of common stock	(9)	(671)	(3,407)	—	(4,087)	—	(4,087)
Dividends declared ($10.60 per share)	—	—	(2,944)	—	(2,944)	—	(2,944)
Stock-based awards, ESOP activity and other	1	544	—	—	545	—	545
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(23)	(23)
Balance at December 31, 2021	$271	$94	$21,600	$(11,006)	$10,959	$—	$10,959
The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements

Note 1 – Organization and Significant Accounting Policies
Organization – We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics, system integration and cybersecurity services. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. As described in “Note 4 – Information on Business Segments”, we operate in four business segments: Aeronautics, MFC, RMS and Space.
On June 30, 2021, the UK Ministry of Defence terminated the contract to operate the UK’s nuclear deterrent program and assumed control of the entity that manages the program (referred to as the renationalization of the Atomic Weapons Establishment (AWE program)). Accordingly, the AWE program’s ongoing operations, including the entity that manages the program, are no longer included in our financial results as of that date, however, during 2021, AWE generated sales of $885 million and operating profit of $18 million, which are included in Space’s financial results for the year ended December 31, 2021. During the year ended December 31, 2020, AWE generated sales of $1.4 billion and operating profit of $35 million, which are included in Space’s financial results for 2020.
Basis of presentation – These consolidated financial statements include the accounts of subsidiaries we control and variable interest entities if we are the primary beneficiary. We eliminate intercompany balances and transactions in consolidation. We classify certain assets and liabilities as current utilizing the duration of the related contract or program as our operating cycle, which is generally longer than one year. This primarily impacts receivables, contract assets, inventories, and contract liabilities. We classify all other assets and liabilities based on whether the asset will be realized or the liability will be paid within one year.

Use of estimates – We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP). In doing so, we are required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates. Significant estimates inherent in the preparation of our consolidated financial statements include, but are not limited to, accounting for sales and cost recognition; postretirement benefit plans; environmental liabilities and assets for the portion of environmental costs that are probable of future recovery; evaluation of goodwill, intangible assets, investments and other assets for impairment; income taxes including deferred income taxes; fair value measurements; and contingencies.

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
Cost-reimbursable contracts provide for the payment of allowable costs incurred during performance of the contract plus a fee up to a ceiling based on the amount that has been funded. Typically, we enter into three types of cost-reimbursable contracts: cost-plus-award-fee, cost-plus-incentive-fee, and cost-plus-fixed-fee. Cost-plus-award-fee contracts provide for an award fee that varies within specified limits based on the customer’s assessment of our performance against a predetermined set of criteria, such as targets based on cost, quality, technical and schedule criteria. Cost-plus-incentive-fee contracts provide for reimbursement of costs plus a fee, which is adjusted by a formula based on the relationship of total allowable costs to total target costs (i.e., incentive based on cost) or reimbursement of costs plus an incentive to exceed stated performance targets (i.e., incentive based on performance). Cost-plus-fixed-fee contracts provide a fixed fee that is negotiated at the inception of the contract and does not vary with actual costs.
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
Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. It is converted into sales in future periods as work is performed or deliveries are made. For our cost-reimbursable and fixed-priced-incentive contracts, the estimated consideration we expect to receive pursuant to the terms of the contract may exceed the contractual award amount. The estimated consideration is determined at the outset of the contract and is continuously reviewed throughout the contract period. In determining the estimated consideration, we consider the risks related to the technical, schedule and cost impacts to complete the contract and an estimate of any variable consideration. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of December 31, 2021, our ending backlog was $135.4 billion. We expect to recognize approximately 38% of our backlog over the next 12 months and approximately 60% over the next 24 months as revenue, with the remainder recognized thereafter.
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

Comparability of our segment sales, operating profit and operating margin may be impacted favorably or unfavorably by changes in profit booking rates on our contracts for which we recognize revenue over time using the percentage-of-completion cost-to-cost method to measure progress towards completion. Increases in the profit booking rates, typically referred to as risk retirements, usually relate to revisions in the estimated total costs to fulfill the performance obligations that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate, resulting in an increase in the estimated total costs to fulfill the performance obligations and a reduction in the profit booking rate. Increases or decreases in profit booking rates are recognized in the period they are determined and reflect the inception-to-date effect of such changes. Segment operating profit and margin may also be impacted favorably or unfavorably by other items, which may or may not impact sales. Favorable items may include the positive resolution of contractual matters, cost recoveries on severance and restructuring charges, insurance recoveries and gains on sales of assets. Unfavorable items may include the adverse resolution of contractual matters; restructuring charges, except for significant severance actions, which are excluded from segment operating results; reserves for disputes; certain asset impairments; and losses on sales of certain assets.
Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other items, increased segment operating profit by approximately $2.0 billion in 2021, $1.8 billion in 2020 and $1.9 billion in 2019. These adjustments increased net earnings by approximately $1.6 billion ($5.81 per share) in 2021 and $1.5 billion ($5.33 and $5.29 per share) in 2020 and 2019. We recognized net sales from performance obligations satisfied in prior periods of approximately $2.2 billion, $2.0 billion and $2.2 billion in 2021, 2020 and 2019, which primarily relate to changes in profit booking rates that impacted revenue.
We have experienced performance issues on a classified fixed-price incentive fee contract that involves highly complex design and systems integration at our Aeronautics business segment. During the second quarter of 2021, we completed a comprehensive review and negotiation of scope of the program with our customer, including the technical requirements, performance to date, remaining work, schedule, and estimated costs to complete the program. At the conclusion of the review, we determined that the total costs to complete the current phase of the program would exceed the contract price. Accordingly, during the second quarter of 2021, we recognized a loss of $225 million ($169 million, or $0.61 per share, after tax) on the program at our Aeronautics business segment, which represented our estimated total losses on the current phase of the program. During the fourth quarter of 2021, we amended the contract with our customer to modify the contract scope and price. The terms of the amendment are consistent with the assumptions used to estimate the loss recognized in the second quarter of 2021. Therefore, our current estimated loss remains at $225 million. We will continue to monitor our performance, any future changes in scope, and estimated costs to complete the program and may have to record additional losses in future periods if we experience further performance issues, increases in scope, or cost growth, which could be material to our operating results. In addition, we and our industry team will incur advanced procurement costs (also referred to as precontract costs) in order to enhance our ability to achieve the revised schedule and certain milestones. We will monitor the recoverability of precontract costs, which could be impacted by the customer’s decision regarding future phases of the program.
We are responsible for a program to design, develop and construct a ground-based radar at our RMS business segment. The program has experienced performance issues for which we have periodically accrued reserves. Cumulative losses on this program were approximately $280 million as of December 31, 2021. We will continue to monitor our performance, any future changes in scope, and estimated costs to complete the program and may have to record additional losses in future periods if we experience further performance issues, increases in scope, or cost growth. However, based on the losses previously recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our operating results or financial condition.
We have a program, EADGE-T, to design, integrate and install an air missile defense command, control, communications, computers - intelligence (C4I) system for an international customer that has experienced performance issues and for which we have periodically accrued reserves at our RMS business segment. We last recorded a charge and accrued reserves for this program in 2017. As of December 31, 2021, cumulative losses remained at approximately $260 million. We continue to monitor program requirements and our performance. At this time, we do not anticipate additional charges that would be material to our operating results or financial condition.

Research and development and similar costs – We conduct research and development (R&D) activities using our own funds (referred to as company-funded R&D or independent research and development (IR&D)) and under contractual arrangements with our customers (referred to as customer-funded R&D) to enhance existing products and services and to develop future technologies. R&D costs include basic research, applied research, concept formulation studies, design, development, and related test activities. Company-funded R&D costs are allocated to customer contracts as part of the general and administrative overhead costs and generally recoverable on our customer contracts with the U.S. Government. Customer-funded R&D costs are charged directly to the related customer contract. Substantially all R&D costs are charged to cost of sales as incurred. Company-funded R&D costs charged to cost of sales totaled $1.5 billion in 2021, and $1.3 billion in both 2020 and 2019.
Stock-based compensation – We issue stock-based compensation awards in the form of restricted stock units (RSUs) and performance stock units (PSUs) that generally vest three years from the grant date and are settled in shares. Compensation cost related to all stock-based awards is measured at the grant date based on the estimated fair value of the award. The grant date fair value of RSUs is equal to the closing market price of our common stock on the grant date less a discount to reflect the delay in payment of dividend-equivalent cash payments that are made only upon vesting. The grant date fair value of PSUs is measured in a manner similar to RSUs or using a Monte Carlo model, depending on the vesting conditions.
For all RSUs, we recognize the grant date fair value, less estimated forfeitures, as compensation expense ratably over the requisite service period, which is shorter than the vesting period if the employee is retirement eligible on the date of grant or will become retirement eligible before the end of the vesting period. For PSUs that vest based on service and performance conditions, we recognize the grant date fair value, less estimated forfeitures, as compensation expense ratably over the vesting period based on the number of awards expected to ultimately vest. For PSUs that vest based on service and market conditions, we recognize the grant date fair value, less estimated forfeitures, as compensation expense ratably over the vesting period. At each reporting date, estimated forfeitures for all stock-based compensation awards and the number of PSUs expected to vest based on service and performance conditions is adjusted.
Income taxes – We calculate our provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying amount of assets and liabilities and their respective tax bases, as well as from operating loss and tax credit carry-forwards. The provision for income taxes differs from the amounts currently receivable or payable because certain items of income and expense are recognized in different periods for financial reporting purposes than for income tax purposes. We measure deferred tax assets and liabilities using enacted tax rates that will apply in the years in which we expect the temporary differences to be recovered or paid.

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
In accordance with the regulations that govern cost accounting requirements for government contracts, current state and local income and franchise taxes are generally considered allowable and allocable costs and, consistent with industry practice, are recorded in operating costs and expenses. We generally recognize changes in deferred state taxes and unrecognized state tax benefits in unallocated corporate expenses.

Cash and cash equivalents – Cash equivalents include highly liquid instruments with original maturities of 90 days or less.
Receivables – Receivables, net represent our unconditional right to consideration under the contract and include amounts billed and currently due from customers. Receivables, net are recorded at the net amount expected to be collected. There were no significant impairment losses related to our receivables in 2021, 2020 or 2019.
Contract assets – Contract assets include unbilled amounts typically resulting from sales under contracts when the percentage-of-completion cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Contract assets are recorded at the net amount expected to be billed and collected. Contract assets are classified as current based on our contract operating cycle, and include amounts that may be billed and collected beyond one year due to the long-cycle nature of our contracts.

Inventories – We record inventories at the lower of cost or estimated net realizable value. The majority of our inventory represents work-in-process for contracts where control has not yet passed to the customer. Work-in-process primarily consists of labor, material, subcontractor, and overhead costs. In addition, costs incurred to fulfill a contract in advance of the contract being awarded are recorded in inventories as work-in-process if we determine that those costs relate directly to a contract or to an anticipated contract that we can specifically identify and contract award is probable, the costs generate or enhance resources that will be used in satisfying performance obligations, and the costs are recoverable (referred to as pre-contract costs). Pre-contract costs that are initially capitalized in inventory are generally recognized as cost of sales consistent with the transfer of products and services to the customer upon the receipt of the anticipated contract. All other pre-contract costs, including start-up costs, are expensed as incurred. We determine the costs of other inventories such as materials, spares and supplies by using the first-in first-out or average cost methods. If events or changes in circumstances indicate that precontract costs are no longer recoverable or the utility of our inventories have diminished through damage, deterioration, obsolescence, changes in price or other causes, a loss is recognized in the period in which it occurs.
Contract liabilities – Contract liabilities include advance payments and billings in excess of revenue recognized. Contract liabilities are classified as current based on our contract operating cycle and reported on a contract-by-contract basis, net of revenue recognized, at the end of each reporting period.
Property, plant and equipment – Property, plant and equipment are initially recorded at cost. The cost of plant and equipment are depreciated generally using accelerated methods during the first half of the estimated useful lives of the assets and the straight-line method thereafter. The estimated useful lives of our plant and equipment generally range from 10 to 40 years for buildings and five to 15 years for machinery and equipment. No depreciation expense is recorded on construction in progress until such assets are placed into operation. Depreciation expense related to plant and equipment was $904 million in 2021, $853 million in 2020 and $794 million in 2019.
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
Capitalized software – We capitalize certain costs associated with the development or purchase of internal-use software. The amounts capitalized are included in other noncurrent assets on our consolidated balance sheets and are amortized on a straight-line basis over the estimated useful life of the resulting software, which ranges from two to six years. As of December 31, 2021 and 2020, capitalized software totaled $777 million and $686 million, net of accumulated amortization of $2.3 billion and $2.2 billion. No amortization expense is recorded until the software is ready for its intended use. Amortization expense related to capitalized software was $175 million in 2021, $166 million in 2020 and $111 million in 2019.
Fair value of financial instruments – We measure the fair value of our financial instruments using observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. The following hierarchy classifies the inputs used to determine fair value into three levels:
Level 1 – quoted prices in active markets for identical assets or liabilities.
Level 2 – inputs, other than quoted prices, observable by a marketplace participant either directly or indirectly.
Level 3 – unobservable inputs significant to the fair value measurement.
Investments – Substantially all assets measured at fair value represent investments held in a separate trust to fund certain of our non-qualified deferred compensation plan liabilities. As of December 31, 2021 and 2020, the fair value of our investments held in trust totaled $2.1 billion and $2.0 billion and was included in other noncurrent assets on our consolidated balance sheets.
Net gains on these securities were $205 million, $231 million and $233 million in 2021, 2020 and 2019. Gains and losses on these investments are included in other unallocated, net within cost of sales on our consolidated statements of earnings in order to align the classification of changes in the market value of investments held for the plan with changes in the value of the corresponding plan liabilities.
Additionally, through our Lockheed Martin Ventures Fund, we make strategic investments in certain early stage companies that we believe are advancing or developing new technologies applicable to our business. These investments may be in the form of common or preferred stock, warrants, convertible debt securities or investments in funds. Most of the investments are in equity securities without readily determinable fair values, which are measured initially at cost and are then adjusted to fair value only if there is an observable price change or reduced for impairment, if applicable. Investments with quoted market prices in active markets (Level 1) are recorded at fair value at the end of each reporting period. The carrying amounts of investments held in our Lockheed Martin Ventures Fund were $465 million and $173 million at December 31, 2021 and December 31, 2020 and are included on our consolidated balance sheets within other assets, both current and noncurrent. During 2021, we recorded $265 million ($199 million, or $0.72 per share, after-tax) of net gains, compared to recording no net gains during 2020, due to changes in fair value and/or sales of investments which are reflected in the other non-operating income, net account on our consolidated statements of earnings.
Equity method investments – Investments where we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in other noncurrent assets on our consolidated balance sheets. Significant influence typically exists if we have a 20% to 50% ownership interest in the investee. Under this method of accounting, our share of the net earnings or losses of the investee is included in operating profit in other income, net on our consolidated statements of earnings since the activities of the investee are closely aligned with the operations of the business segment holding the investment. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. As of December 31, 2021 and December 31, 2020, our equity method investments totaled $689 million and $784 million, which was primarily composed of our investment in the United Launch Alliance (ULA) joint venture. Our share of net earnings related to our equity method investees was $97 million in 2021, $163 million in 2020 and $154 million in 2019, of which approximately $67 million, $135 million and $145 million was included in our Space business segment operating profit.
In July 2020, we entered into an agreement to sell our ownership interest in Advanced Military Maintenance, Repair and Overhaul Center (AMMROC) to our joint venture partner for $307 million. As a result, we adjusted the carrying value of our investment to the selling price of $307 million, which resulted in the recognition of a noncash impairment charge of $128 million ($96 million, or $0.34 per share, after-tax) in our results of operations disclosed in 2020. The sale was completed on November 25, 2020 and all the proceeds have been received in cash.
Goodwill and Intangible Assets – The assets and liabilities of acquired businesses are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying identifiable net assets of acquired businesses. Intangible assets from acquired businesses are recognized at fair value on the acquisition date and consist of customer programs, trademarks, customer relationships, technology and other intangible assets. Customer programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology and trademarks underlying the associated program. Intangible assets are amortized over a period of expected cash flows used to measure fair value, which ranges from five to 20 years.
Our goodwill balance was $10.8 billion at both December 31, 2021 and 2020. We perform an impairment test of our goodwill at least annually in the fourth quarter or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may be impaired. Such events or changes in circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators, competition, reorganizations of our business, U.S. Government budget restrictions or the disposal of all or a portion of a reporting unit. Our goodwill has been allocated to and is tested for impairment at a level referred to as the reporting unit, which is our business segment level or a level below the business segment. The level at which we test goodwill for impairment requires us to determine whether the operations below the business segment constitute a self-sustaining business for which discrete financial information is available and segment management regularly reviews the operating results.
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
During the fourth quarters of 2021, 2020 and 2019, we performed our annual goodwill impairment test for each of our reporting units. The results of our annual impairment tests of goodwill indicated that no impairment existed.
Acquired intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. This testing compares carrying value to fair value and, when appropriate, the carrying value of these assets is reduced to fair value. Finite-lived intangibles are amortized to expense over the applicable useful lives, ranging from five to 20 years, based on the nature of the asset and the underlying pattern of economic benefit as reflected by future net cash inflows. We perform an impairment test of finite-lived intangibles whenever events or changes in circumstances indicate their carrying value may be impaired.
Leases – We evaluate whether our contractual arrangements contain leases at the inception of such arrangements. Specifically, we consider whether we can control the underlying asset and have the right to obtain substantially all of the economic benefits or outputs from the asset. Substantially all of our leases are long-term operating leases with fixed payment terms. We do not have significant financing leases. Our right-of-use (ROU) operating lease assets represent our right to use an underlying asset for the lease term, and our operating lease liabilities represent our obligation to make lease payments. ROU operating lease assets are recorded in other noncurrent assets in our consolidated balance sheet. Operating lease liabilities are recorded in other current liabilities or other noncurrent liabilities in our consolidated balance sheet based on their contractual due dates.
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

We have operating lease arrangements with lease and non-lease components. The non-lease components in our arrangements are not significant when compared to the lease components. For all operating leases, we account for the lease and non-lease components as a single component. Additionally, for certain equipment leases, we apply a portfolio approach to recognize operating lease ROU assets and liabilities. We evaluate ROU assets for impairment consistent with our property, plant and equipment policy.

Postretirement benefit plans – Many of our employees and retirees participate in defined benefit pension plans, retiree medical and life insurance plans, and other postemployment plans (collectively, postretirement benefit plans). GAAP requires that the amounts we record related to our postretirement benefit plans be computed, based on service to date, using actuarial valuations that are based in part on certain key economic assumptions we make, including the discount rate, the expected long-term rate of return on plan assets and other actuarial assumptions including participant longevity (also known as mortality), health care cost trend rates and employee turnover, each as appropriate based on the nature of the plans.
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
We recognize on a plan-by-plan basis the funded status of our postretirement benefit plans as either an asset recorded within other noncurrent assets or a liability recorded within noncurrent liabilities on our consolidated balance sheets. The GAAP funded status is measured as the difference between the fair value of the plan’s assets and the benefit obligation of the plan. The funded status under the Employee Retirement Income Security Act of 1974 (ERISA), as amended, is calculated on a different basis than under GAAP.

Postemployment Plans – We record a liability for postemployment benefits, such as severance or job training, typically when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated.
During 2021, we recognized severance and restructuring charges totaling $36 million ($28 million, or $0.10 per share, after-tax) related to workforce reductions and facility exit costs within our RMS business segment. These actions were taken to consolidate certain operations in order to improve the efficiency of RMS’ manufacturing operations and the affordability of its products and services. Employees terminated as part of these actions will receive lump-sum severance payments upon separation primarily based on years of service.
During 2020, we recognized severance charges totaling $27 million ($21 million, or $0.08 per share, after-tax) related to workforce reductions primarily within our corporate functions. These actions were taken to keep our cost structure aligned with our customers’ need to improve efficiency and deliver cost savings. Employees terminated as part of these actions received lump-sum severance payments upon separation primarily based on years of service.
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
Derivative financial instruments – We record derivatives at their fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on our intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives attributable to highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items or reflected net of income taxes in accumulated other comprehensive loss until the hedged transaction is recognized in earnings. Changes in the fair value of the derivatives that are not highly effective, if any, are immediately recognized in earnings.

Recent Accounting Pronouncements
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In 2017, the United Kingdom’s Financial Conduct Authority (FCA) announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (LIBOR), which have been widely used as reference rates for various securities and financial contracts, including loans, debt and derivatives. This announcement indicates that the continuation of LIBOR on the current basis is not guaranteed after 2021. Subsequently in March 2021, the FCA announced some USD LIBOR tenors (overnight, 1 month, 3 month, 6 month and 12 month) will continue to be published until June 30, 2023. Regulators in the U.S. and other jurisdictions have been working to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as the Secured Overnight Financing Rate (SOFR) for USD LIBOR. Currently, our credit facility and certain of our derivative instruments reference LIBOR-based rates. Our credit facility contains provisions specifying alternative interest rate calculations to be employed when LIBOR ceases to be available as a benchmark and we have adhered to the ISDA 2020 IBOR Fallbacks Protocol, which will govern our derivatives upon the final cessation of USD LIBOR. ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended, helps limit the accounting impact from contract modifications, including hedging relationships, due to the transition from LIBOR to alternative reference rates that are completed by December 31, 2022. We do not expect a significant impact to our operating results, financial position or cash flows from the transition from LIBOR to alternative reference interest rates, but we will continue to monitor the impact of this transition until it is completed.
Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 2014-09, Revenue from Contracts with Customers (Topic 606). The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The new standard is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. We adopted the new standard effective January 1, 2022. The adoption of the new standard did not have an impact to our operating results, financial position, or cash flows.
Government Assistance (Topic 832): Disclosures by Business Entities About Government Assistance
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance, which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The new standard is effective for the Corporation on January 1, 2022 and only impacts annual financial statement footnote disclosures. Therefore, the adoption will not have a material effect on our consolidated financial statements.
Note 2 – Pending Acquisition of Aerojet Rocketdyne Holdings, Inc.
On December 20, 2020, we entered into an agreement to acquire Aerojet Rocketdyne Holdings, Inc. (Aerojet Rocketdyne) for $51.00 per share, which is net of a $5.00 per share special cash dividend Aerojet Rocketdyne paid to its stockholders on March 24, 2021. At the time of announcement, this represented a post-dividend equity value of approximately $4.6 billion, on a fully diluted as-converted basis, and a transaction value of approximately $4.4 billion after the assumption of Aerojet Rocketdyne’s then-projected net cash. If the transaction is completed, we expect to finance the acquisition primarily through new debt issuances. The transaction was approved by Aerojet Rocketdyne’s stockholders on March 9, 2021. As part of the regulatory review process of the transaction, on September 24, 2021, we and Aerojet Rocketdyne each certified substantial compliance with the Federal Trade Commission’s (FTC) requests for additional information, known as a “second request.” On January 11, 2022, the parties provided an updated notice of their intended closing date under their timing agreement with the FTC, whereby the parties agreed that they would not close the transaction before January 27, 2022, to enable the parties to discuss the scope and nature of the merchant supply and firewall commitments previously offered to the FTC by Lockheed Martin. We have been advised by the FTC that its concerns regarding the transaction cannot be addressed adequately by the terms of a consent order. We believe it is highly likely that the FTC will vote to sue to block the transaction and expect they will make a decision before January 27, 2022. If the FTC sues to block the transaction, we could elect to defend the lawsuit within 30 days or terminate the merger agreement. If the FTC does not file a lawsuit to block the transaction before January 27, 2022, the parties could proceed to close the transaction, but there is no assurance that the FTC would not file a lawsuit challenging the transaction after the closing since the parties have not reached agreement on the terms of a consent order. Under the terms of the merger agreement, either party may terminate the transaction if it has not closed on or before March 21, 2022.

Note 3 – Earnings Per Share
The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	2021	2020	2019
Weighted average common shares outstanding for basic computations	276.4	280.0	282.0
Weighted average dilutive effect of equity awards	1.0	1.2	1.8
Weighted average common shares outstanding for diluted computations	277.4	281.2	283.8
We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units (RSUs) and performance stock units (PSUs) based on the treasury stock method. Basic and diluted earnings per common share for 2021 reflects share repurchases. There were no significant anti-dilutive equity awards for the years ended December 31, 2021, 2020 and 2019.

Note 4 – Information on Business Segments
Overview
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
•Space – Engaged in the research and development, design, engineering and production of satellites, space transportation systems, and strategic, advanced strike, and defensive systems. Space provides network-enabled situational awareness and integrates complex space and ground global systems to help our customers gather, analyze and securely distribute critical intelligence data. Space is also responsible for various classified systems and services in support of vital national security systems. Operating profit for our Space business segment also includes our share of earnings for our 50% ownership interest in ULA, which provides expendable launch services to the U.S. Government. Our investment in ULA totaled $585 million and $691 million at December 31, 2021 and 2020.
Selected Financial Data by Business Segment
Net sales of our business segments in the following tables exclude intersegment sales as these activities are eliminated in consolidation and thus are not included in management’s evaluation of performance of each segment.

Summary Operating Results
Sales and operating profit for each of our business segments were as follows (in millions):

	2021	2020	2019
Net sales
Aeronautics	$26,748	$26,266	$23,693
Missiles and Fire Control	11,693	11,257	10,131
Rotary and Mission Systems	16,789	15,995	15,128
Space	11,814	11,880	10,860
Total net sales	$67,044	$65,398	$59,812
Operating profit
Aeronautics	$2,799	$2,843	$2,521
Missiles and Fire Control	1,648	1,545	1,441
Rotary and Mission Systems	1,798	1,615	1,421
Space	1,134	1,149	1,191
Total business segment operating profit	7,379	7,152	6,574
Unallocated items
FAS/CAS operating adjustment	1,960	1,876	2,049
Stock-based compensation	(227)	(221)	(189)
Severance and restructuring charges (a)	(36)	(27)	—
Other, net (b)	47	(136)	111
Total unallocated, net	1,744	1,492	1,971
Total consolidated operating profit	$9,123	$8,644	$8,545
(a)Severance and restructuring includes a $36 million ($28 million, or $0.10 per share, after-tax) charge during 2021 associated with plans to close and consolidate certain facilities and reduce total workforce within our RMS business segment; and a $27 million ($21 million, or $0.08 per share, after-tax) charge during 2020 related to the planned elimination of certain positions primarily at our corporate functions.
(b)Other, net in 2020 includes a noncash impairment charge of $128 million recognized in the second quarter of 2020 on our investment in the international equity method investee, AMMROC, which decreased net earnings from continuing operations by $96 million. Other, net in 2019 includes a previously deferred non-cash gain of $51 million related to properties sold in 2015 as a result of completing our remaining obligations and a gain of $34 million for the sale of our Distributed Energy Solutions business. (See “Note 1 – Organization and Significant Accounting Policies”).

Unallocated Items

Business segment operating profit also excludes the FAS/CAS operating adjustment, a portion of corporate costs not considered allowable or allocable to contracts with the U.S. Government under the applicable U.S. Government cost accounting standards (CAS) or federal acquisition regulations (FAR), and other items not considered part of management’s evaluation of segment operating performance such as a portion of management and administration costs, legal fees and settlements, environmental costs, stock-based compensation expense, retiree benefits, significant severance actions, significant asset impairments, gains or losses from divestitures, and other miscellaneous corporate activities. Excluded items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. However, business segment operating profit includes our share of earnings or losses from equity method investees as the operating activities of the equity method investees are closely aligned with the operations of our business segments. See “Note 1 – Organization and Significant Accounting Policies” (under the caption “Use of Estimates”) for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.

FAS/CAS Operating Adjustment

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

Our total net FAS/CAS pension adjustments, including the service and non-service cost components of FAS pension (expense) income for our qualified defined benefit pension plans, were as follows (in millions):

	2021	2020	2019
Total FAS (expense) income and CAS costs
FAS pension (expense) income	$(1,398)	$118	$(1,093)
Less: CAS pension cost	2,066	1,977	2,565
Net FAS/CAS pension adjustment	$668	$2,095	$1,472

Service and non-service cost reconciliation
FAS pension service cost	$(106)	$(101)	$(516)
Less: CAS pension cost	2,066	1,977	2,565
FAS/CAS operating adjustment	1,960	1,876	2,049
Non-service FAS pension (expense) income	(1,292)	219	(577)
Net FAS/CAS pension adjustment	$668	$2,095	$1,472
The decrease in the net FAS/CAS pension adjustment in 2021 was principally driven by a noncash, non-operating pension settlement charge of $1.7 billion ($1.3 billion, or $4.72 per share, after-tax) in connection with the transfer of $4.9 billion of our gross defined benefit pension obligations and related plan assets to an insurance company on August 3, 2021. See “Note 12 – Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements.
Intersegment Sales
Sales between our business segments are excluded from our consolidated and segment operating results as these activities are eliminated in consolidation. Intersegment sales for each of our business segments were as follows (in millions):

	2021	2020	2019
Intersegment sales
Aeronautics	$219	$243	$217
Missiles and Fire Control	618	562	515
Rotary and Mission Systems	1,895	1,903	1,872
Space	360	377	352
Total intersegment sales	$3,092	$3,085	$2,956

Dissaggregation of Net Sales
Net sales by total products and services, contract type, customer category and geographic region for each of our business segments were as follows (in millions):

	2021
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$22,631	$10,269	$13,483	$10,052	$56,435
Services	4,117	1,424	3,306	1,762	10,609
Total net sales	$26,748	$11,693	$16,789	$11,814	$67,044
Net sales by contract type
Fixed-price	$19,734	$8,079	$11,125	$2,671	$41,609
Cost-reimbursable	7,014	3,614	5,664	9,143	25,435
Total net sales	$26,748	$11,693	$16,789	$11,814	$67,044
Net sales by customer
U.S. Government	$17,262	$8,341	$11,736	$10,811	$48,150
International (a)	9,403	3,346	4,719	971	18,439
U.S. commercial and other	83	6	334	32	455
Total net sales	$26,748	$11,693	$16,789	$11,814	$67,044
Net sales by geographic region
United States	$17,345	$8,347	$12,070	$10,843	$48,605
Europe	3,973	910	909	968	6,760
Asia Pacific	3,644	292	2,178	(6)	6,108
Middle East	1,351	2,066	827	9	4,253
Other	435	78	805	—	1,318
Total net sales	$26,748	$11,693	$16,789	$11,814	$67,044

	2020
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$22,327	$9,804	$12,748	$10,049	$54,928
Services	3,939	1,453	3,247	1,831	10,470
Total net sales	$26,266	$11,257	$15,995	$11,880	$65,398
Net sales by contract type
Fixed-price	$18,477	$7,587	$10,795	$2,247	$39,106
Cost-reimbursable	7,789	3,670	5,200	9,633	26,292
Total net sales	$26,266	$11,257	$15,995	$11,880	$65,398
Net sales by customer
U.S. Government	$18,175	$8,404	$11,596	$10,293	$48,468
International (a)	8,012	2,842	3,986	1,546	16,386
U.S. commercial and other	79	11	413	41	544
Total net sales	$26,266	$11,257	$15,995	$11,880	$65,398
Net sales by geographic region
United States	$18,254	$8,415	$12,009	$10,334	$49,012
Europe	3,283	767	806	1,478	6,334
Asia Pacific	3,162	280	1,666	68	5,176
Middle East	1,344	1,749	847	—	3,940
Other	223	46	667	—	936
Total net sales	$26,266	$11,257	$15,995	$11,880	$65,398
(a)International sales include FMS contracted through the U.S. Government, direct commercial sales with international governments and commercial and other sales to international customers.

	2019
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$20,319	$8,424	$12,206	$9,104	$50,053
Services	3,374	1,707	2,922	1,756	9,759
Total net sales	$23,693	$10,131	$15,128	$10,860	$59,812
Net sales by contract type
Fixed-price	$17,239	$6,449	$10,382	$2,135	$36,205
Cost-reimbursable	6,454	3,682	4,746	8,725	23,607
Total net sales	$23,693	$10,131	$15,128	$10,860	$59,812
Net sales by customer
U.S. Government	$14,776	$7,524	$10,803	$9,322	$42,425
International (a)	8,733	2,465	3,822	1,511	16,531
U.S. commercial and other	184	142	503	27	856
Total net sales	$23,693	$10,131	$15,128	$10,860	$59,812
Net sales by geographic region
United States	$14,960	$7,666	$11,306	$9,349	$43,281
Europe	3,224	516	769	1,419	5,928
Asia Pacific	3,882	420	1,451	73	5,826
Middle East	1,465	1,481	979	19	3,944
Other	162	48	623	—	833
Total net sales	$23,693	$10,131	$15,128	$10,860	$59,812
(a)International sales include FMS contracted through the U.S. Government, direct commercial sales with international governments and commercial and other sales to international customers.
Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented approximately 27% of our consolidated net sales during 2021, 28% during 2020 and 27% during 2019.
Capital Expenditures, PP&E Depreciation and Software Amortization, and Amortization of Purchased Intangibles

	2021	2020	2019
Capital expenditures
Aeronautics	$477	$534	$526
Missiles and Fire Control	304	391	300
Rotary and Mission Systems	279	311	272
Space	305	403	258
Total business segment capital expenditures	1,365	1,639	1,356
Corporate activities	157	127	128
Total capital expenditures	$1,522	$1,766	$1,484
PP&E depreciation and software amortization (a)
Aeronautics	$348	$348	$318
Missiles and Fire Control	153	136	122
Rotary and Mission Systems	250	244	232
Space	205	182	164
Total business segment depreciation and amortization	956	910	836
Corporate activities	123	109	70
Total depreciation and amortization	$1,079	$1,019	$906
Amortization of purchased intangibles
Aeronautics	$1	$—	$—
Missiles and Fire Control	2	2	2
Rotary and Mission Systems	232	232	232
Space	50	37	50
Total amortization of purchased intangibles	$285	$271	$284
(a)Excludes amortization of purchased intangibles.

Assets

Total assets for each of our business segments were as follows (in millions):

	2021	2020
Assets
Aeronautics	$10,756	$9,903
Missiles and Fire Control	5,243	4,966
Rotary and Mission Systems	17,664	18,035
Space	6,199	6,451
Total business segment assets	39,862	39,355
Corporate assets (a)	11,011	11,355
Total assets	$50,873	$50,710
(a)Corporate assets primarily include cash and cash equivalents, deferred income taxes, assets for the portion of certain environmental costs that are probable of future recovery, and investments. Substantially all of our operating assets are located in the U.S.

Note 5 – Receivables, net, Contract Assets and Contract Liabilities
Receivables, net, contract assets and contract liabilities were as follows (in millions):

	2021	2020
Receivables, net	$1,963	$1,978
Contract assets	10,579	9,545
Contract liabilities	8,107	7,545
Receivables, net consist of approximately $1.3 billion from the U.S. Government and $708 million from other governments and commercial customers as of December 31, 2021. Substantially all accounts receivable at December 31, 2021 are expected to be collected in 2022. We do not believe we have significant exposure to credit risk as the majority of our accounts receivable are due from the U.S. Government either as the ultimate customer or in connection with foreign military sales.
Contract assets are net of progress payments and performance based payments from our customers as well as advance payments from non-U.S. Government customers totaling approximately $43.9 billion and $39.7 billion as of December 31, 2021 and 2020. Contract assets increased $1.0 billion during 2021, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during 2021 for which we have not yet billed our customers. There were no significant impairment losses related to our contract assets during 2021 and 2020. We expect to bill our customers for the majority of the December 31, 2021 contract assets during 2022.
Contract liabilities increased $562 million during 2021, primarily due to payments received in excess of revenue recognized on these performance obligations. During 2021, we recognized $4.5 billion of our contract liabilities at December 31, 2020 as revenue. During 2020, we recognized $4.0 billion of our contract liabilities at December 31, 2019 as revenue. During 2019, we recognized $3.9 billion of our contract liabilities at December 31, 2018 as revenue.

Note 6 – Inventories
Inventories consisted of the following (in millions):

	2021	2020
Materials, spares and supplies	$624	$612
Work-in-process	2,163	2,693
Finished goods	194	240
Total inventories	$2,981	$3,545
Costs incurred to fulfill a contract in advance of the contract being awarded are included in inventories as work-in-process if we determine that those costs relate directly to a contract or to an anticipated contract that we can specifically identify and contract award is probable, the costs generate or enhance resources that will be used in satisfying performance obligations, and the costs are recoverable (referred to as pre-contract costs). Pre-contract costs that are initially capitalized in inventory are generally recognized as cost of sales consistent with the transfer of products and services to the customer upon the receipt of the anticipated contract. All other pre-contract costs, including start-up costs, are expensed as incurred. As of December 31, 2021 and 2020, $634 million and $583 million of pre-contract costs were included in inventories.

Note 7 – Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following (in millions):

	2021	2020
Land	$144	$142
Buildings	8,003	7,425
Machinery and equipment	9,053	8,661
Construction in progress	1,900	1,921
Total property, plant and equipment	19,100	18,149
Less: accumulated depreciation	(11,503)	(10,936)
Total property, plant and equipment, net	$7,597	$7,213

Note 8 – Goodwill and Acquired Intangibles
Changes in the carrying amount of goodwill by business segment were as follows (in millions):

	Aeronautics	MFC	RMS	Space	Total
Balance at December 31, 2019	$171	$2,089	$6,758	$1,586	$10,604
Acquisitions	16	—	—	173	189
Other	—	2	10	1	13
Balance at December 31, 2020	187	2,091	6,768	1,760	10,806
Acquisitions	—	—	—	17	17
Other	—	(1)	(9)	—	(10)
Balance at December 31, 2021	$187	$2,090	$6,759	$1,777	$10,813
The gross carrying amounts and accumulated amortization of our acquired intangible assets consisted of the following (in millions):

	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived:
Customer programs	$3,184	$(1,431)	$1,753	$3,184	$(1,199)	$1,985
Customer relationships	120	(96)	24	366	(287)	79
Other	76	(34)	42	85	(24)	61
Total finite-lived intangibles	3,380	(1,561)	1,819	3,635	(1,510)	2,125
Indefinite-Lived:
Trademark	887	—	887	887	—	887
Total acquired intangibles	$4,267	$(1,561)	$2,706	$4,522	$(1,510)	$3,012
Acquired finite-lived intangible assets are amortized to expense primarily on a straight-line basis over the following estimated useful lives: customer programs from nine to 20 years; customer relationships from four to 10 years; and other intangibles assets from three to 10 years.
Amortization expense for acquired finite-lived intangible assets was $285 million, $271 million and $284 million in 2021, 2020 and 2019. Estimated future amortization expense is as follows: $248 million in 2022; $246 million in 2023; $243 million in 2024; $221 million in 2025; and $154 million in 2026.

Note 9 – Leases
We generally enter into operating lease agreements for facilities, land and equipment. Our ROU operating lease assets were $1.3 billion at December 31, 2021. Operating lease liabilities were $1.4 billion, of which $1.1 billion were classified as noncurrent, at December 31, 2021. New ROU operating lease assets and liabilities entered into during 2021 were $473 million. The weighted average remaining lease term and discount rate for our operating leases were approximately 8.9 years and 2% at December 31, 2021.

We recognized operating lease expense of $275 million, $223 million and $239 million in 2021, 2020 and 2019. In addition, we made cash payments of $299 million for operating leases during 2021, which are included in cash flows from operating activities in our consolidated statement of cash flows.

Future minimum lease commitments at December 31, 2021 were as follows (in millions):

	Total	2022	2023	2024	2025	2026	Thereafter
Operating leases	$1,566	$325	$225	$196	$151	$108	$561
Less: imputed interest	140
Total	$1,426

Note 10 – Income Taxes

Income Tax Provisions

Our provision for federal and foreign income tax expense for continuing operations consisted of the following (in millions):

	2021	2020	2019
Federal income tax expense (benefit):
Current	$1,325	$1,292	$698
Deferred	(194)	21	235
Total federal income tax expense	1,131	1,313	933
Foreign income tax expense (benefit):
Current	93	50	91
Deferred	11	(16)	(13)
Total foreign income tax expense	104	34	78
Total federal and foreign income tax expense	$1,235	$1,347	$1,011
State income taxes are included in our operations as general and administrative costs and, under U.S. Government regulations, are allowable costs in establishing prices for the products and services we sell to the U.S. Government. Therefore, a substantial portion of state income taxes is included in our net sales and cost of sales. As a result, the impact of certain transactions on our operating profit and of other matters presented in these consolidated financial statements is disclosed net of state income taxes. Our total net state income tax expense was $195 million for 2021, $197 million for 2020, and $96 million for 2019.

A reconciliation of the U.S. federal statutory income tax expense to actual income tax expense for continuing operations is as follows (dollars in millions):

	2021		2020		2019
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense at the U.S. federal statutory tax rate	$1,585	21.0%	$1,729	21.0%	$1,521	21.0%
Foreign derived intangible income deduction	(170)	(2.3)	(170)	(2.1)	(122)	(1.7)
Research and development tax credit	(118)	(1.6)	(97)	(1.2)	(148)	(2.0)
Tax deductible dividends	(65)	(0.9)	(64)	(0.8)	(62)	(0.9)
Excess tax benefits for stock-based payment awards	(28)	(0.4)	(52)	(0.6)	(63)	(0.9)
Other, net (a)	31	0.6	1	0.1	(115)	(1.5)
Income tax expense	$1,235	16.4%	$1,347	16.4%	$1,011	14.0%
(a)Includes additional $98 million deduction for foreign derived intangible income related to 2018 recognized in 2019 reflecting proposed tax regulations released on March 4, 2019.
We recognized a tax benefit of $170 million in 2021 and $191 million in 2020 from the deduction for foreign derived intangible income enacted by the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).
We recognized $118 million of research and development tax credits in 2021 due to increased qualifying activity.
We receive a tax deduction for dividends paid on shares of our common stock held by certain of our defined contribution plans with an employee stock ownership plan feature. The amount of the tax deduction has increased as we increased our dividend over the last three years, partially offset by a decline in the number of shares in these plans.
Uncertain Tax Positions

As of December 31, 2021 and 2020, our liabilities associated with unrecognized tax benefits were not material.
Deferred Income Taxes
The primary components of our federal and foreign deferred income tax assets and liabilities at December 31 were as follows (in millions):

	2021	2020
Deferred tax assets related to:
Pensions	$1,985	$2,994
Accrued compensation and benefits	957	926
Contract accounting methods	470	392
Foreign company operating losses and credits	40	51
Other (a)	473	509
Valuation allowance	(15)	(13)
Deferred tax assets, net	3,910	4,859
Deferred tax liabilities related to:
Goodwill and intangible assets	401	363
Property, plant and equipment	518	481
Exchanged debt securities and other (a)	709	547
Deferred tax liabilities	1,628	1,391
Net deferred tax assets	$2,282	$3,468
(a)Includes deferred tax assets and liabilities related to lease liability and ROU asset.

We and our subsidiaries file federal income tax returns in the U.S. and income tax returns in various foreign jurisdictions. With few exceptions, the statute of limitations for these jurisdictions is no longer open for audit or examination for the years before 2015, other than with respect to refunds.

We participate in the IRS Compliance Assurance Process program. Examinations of the years 2018 to 2021 remain under IRS review. We are also subject to taxation in various states and foreign jurisdictions including Australia, Canada, India, Italy,

Japan, Poland, and the United Kingdom. We are under, or may be subject to, audit or examination and additional assessments by the relevant authorities.
Our federal and foreign income tax payments, net of refunds, were $1.4 billion in both 2021 and 2020, and $940 million in 2019.
Note 11 – Debt
Our total debt consisted of the following (in millions):

	2021	2020
Notes
3.35% due 2021	$—	$500
3.10% due 2023	500	500
2.90% due 2025	750	750
3.55% due 2026	2,000	2,000
1.85% due 2030	400	400
3.60% due 2035	500	500
4.50% and 6.15% due 2036	1,054	1,054
4.07% due 2042	1,336	1,336
3.80% due 2045	1,000	1,000
4.70% due 2046	1,326	1,326
2.80% due 2050	750	750
4.09% due 2052	1,578	1,578
Other notes with rates from 4.85% to 9.13%, due 2022 to 2041	1,605	1,605
Total debt	12,799	13,299
Less: unamortized discounts and issuance costs	(1,123)	(1,130)
Total debt, net	11,676	12,169
Less: current portion	(6)	(500)
Long-term debt, net	$11,670	$11,669
Revolving Credit Facility
On December 31, 2021, we had a $3.0 billion revolving credit facility (the Revolving Credit Facility) with various banks with an expiration date of August 24, 2026 that is available for general corporate purposes including supporting commercial paper borrowings. We entered into this Revolving Credit Facility effective August 24, 2021 and concurrently terminated our prior $2.5 billion revolving credit facility. We may request and the banks may grant, at their discretion, an increase in the borrowing capacity under the Revolving Credit Facility of up to an additional $500 million. There were no borrowings outstanding under the credit facility as of December 31, 2021 and 2020.
Borrowings under the credit facility are unsecured and bear interest at rates based, at our option, on a Eurodollar Rate or a Base Rate, as defined in the credit facility’s agreement. Each bank’s obligation to make loans under the credit facility is subject to, among other things, our compliance with various representations, warranties and covenants, including covenants limiting our ability and certain of our subsidiaries’ ability to encumber assets and a covenant not to exceed a maximum leverage ratio, as defined in the credit facility agreement. As of December 31, 2021 and 2020, we were in compliance with all covenants contained in the credit facility agreement, as well as in our debt agreements.
Commercial Paper
We have agreements in place with financial institutions to provide for the issuance of commercial paper. The outstanding balance of commercial paper can fluctuate daily and the amount outstanding during the period may be greater or less than the amount reported at the end of the period. There were no commercial paper borrowings outstanding as of December 31, 2021 and we did not issue or repay any during 2021. We may, as conditions warrant, continue to issue commercial paper backed by our revolving credit facility to manage the timing of cash flows.

Long-Term Debt
In September 2021, we repaid $500 million of long-term notes with a fixed interest rate of 3.35% according to their scheduled maturities.
We made interest payments of approximately $543 million, $567 million and $625 million during the years ended December 31, 2021, 2020 and 2019, respectively.
Note 12 – Postretirement Benefit Plans
Plan Descriptions
Many of our employees and retirees participate in various postretirement benefit plans including defined benefit pension plans, retiree medical and life insurance plans, defined contribution retirement savings plans, and other postemployment plans. Substantially all of our postretirement benefit obligations relate to U.S. based defined benefit pension plans and retiree medical and life insurance plans. The majority of our U.S. defined benefit pension plans provide for benefits within limits imposed by federal tax law (referred to as qualified plans). However, certain of our U.S. defined benefit pension plans provide for benefits in excess of qualified plan limits imposed by federal tax law (referred to as nonqualified plans).

Salaried employees hired after December 31, 2005 are not eligible to participate in our qualified defined benefit pension plans, but are eligible to participate in a qualified defined contribution plan in addition to our other retirement savings plans. They also have the ability to participate in our retiree medical plans, but we do not subsidize the cost of their participation in those plans as we do with employees hired before January 1, 2006. Over the last few years, we have negotiated similar changes with various labor organizations such that new union represented employees do not participate in our defined benefit pension plans. Our qualified defined benefit pension plans for salaried employees were fully frozen effective January 1, 2020, at which time such employees no longer earn additional benefits under the defined benefit pension plans and were transitioned to an enhanced defined contribution retirement savings plan.

On August 3, 2021, we purchased group annuity contracts to transfer $4.9 billion of gross defined benefit pension obligations and related plan assets from certain of our qualified defined benefit pension plans to an insurance company for approximately 18,000 U.S. retirees and beneficiaries. The group annuity contracts were purchased using assets from Lockheed Martin’s master retirement trust and no additional funding contribution was required by us. As a result of this transaction, we were relieved of all responsibility for these pension obligations and the insurance company is now required to pay and administer the retirement benefits beginning on January 1, 2022. This transaction had no impact on the amount, timing, or form of the monthly retirement benefit payments to the affected retirees and beneficiaries. In connection with this transaction, we recognized a noncash pension settlement charge of $1.7 billion ($1.3 billion, or $4.72 per share, after tax) for the affected plans in 2021, which represents the accelerated recognition of actuarial losses that were included in the AOCL account within stockholders’ equity.

On December 3, 2020, we purchased a group annuity contract to transfer $1.4 billion of gross defined benefit pension obligations and related plan assets to an insurance company for approximately 13,500 U.S. retirees and beneficiaries. As a result of this transaction, we were relieved of all responsibility for these pension obligations and the insurance company is now required to pay and administer the retirement benefits. Although this transaction was treated as a settlement for accounting purposes, we were not required to recognize a settlement charge because the aggregate value of settlements for the affected plans in 2020 were less than each plan’s service and interest cost.

Also on December 3, 2020, we purchased a group annuity contract pursuant to which an insurance company will reimburse the affected qualified defined benefit pension plan for $793 million of gross defined benefit pension obligations for approximately 2,500 U.S. retirees and beneficiaries. Under the terms of the arrangement, the plan retains the obligation for paying the pension benefits to the covered retirees and beneficiaries and the insurance company will reimburse the plan as those benefits are paid. The group annuity contract provides us the option to transfer the defined benefit pension obligations to the insurance company at our discretion. Because the plan retains the obligation for paying the pension benefits to the covered retirees and beneficiaries this transaction was not treated as a settlement for accounting purpose and we were not required to recognize a settlement charge.

Qualified Defined Benefit Pension Plans and Retiree Medical and Life Insurance Plans
FAS Expense (Income)
The pretax FAS expense (income) related to our qualified defined benefit pension plans and retiree medical and life insurance plans each year included the following (in millions):

	Qualified Defined Benefit Pension Plans			Retiree Medical and Life Insurance Plans
	2021	2020	2019	2021	2020	2019
Operating:
Service cost	$106	$101	$516	$13	$13	$14
Non-operating:
Interest cost	1,220	1,538	1,806	53	70	97
Expected return on plan assets	(2,146)	(2,264)	(2,300)	(141)	(127)	(110)
Recognized net actuarial losses (gains)	902	849	1,404	—	(4)	2
Amortization of net prior service (credits) costs	(349)	(342)	(333)	37	39	42
Settlement charge	1,665	—	—	—	—	—
Non-service FAS pension expense (income)	1,292	(219)	577	(51)	(22)	31
Net periodic benefit expense (income)	$1,398	$(118)	$1,093	$(38)	$(9)	$45

We record the service cost component of FAS expense for our qualified defined benefit plans and retiree medical and life insurance plans in the cost of sales accounts on our consolidated statement of earnings; the non-service components of our FAS expense (income) for our qualified defined benefit pension plans in the non-service FAS pension (expense) income account on our consolidated statement of earnings; and the non-service components of our FAS expense (income) for our retiree medical and life insurance plans as part of the other non-operating income (expense), net account on our consolidated statement of earnings.

Funded Status

The following table provides a reconciliation of benefit obligations, plan assets and net (unfunded) funded status related to our qualified defined benefit pension plans and our retiree medical and life insurance plans (in millions):

	Qualified Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
	2021	2020	2021	2020
Change in benefit obligation
Beginning balance (a)	$51,352	$48,674	$2,271	$2,226
Service cost	106	101	13	13
Interest cost	1,220	1,538	53	70
Actuarial (gains) losses (b)	(2,045)	4,610	(352)	117
Settlements (c)	(4,885)	(1,392)	—	—
Plan amendments and curtailments	2	9	—	(8)
Benefits paid	(2,303)	(2,188)	(217)	(220)
Medicare Part D subsidy	—	—	4	3
Participants’ contributions	—	—	67	70
Ending balance (a)	$43,447	$51,352	$1,839	$2,271
Change in plan assets
Beginning balance at fair value	$38,481	$35,442	$2,085	$1,889
Actual return on plan assets (d)	3,899	5,594	224	298
Settlements (c)	(4,885)	(1,392)	—	—
Benefits paid	(2,303)	(2,188)	(217)	(220)
Company contributions	—	1,025	6	45
Medicare Part D subsidy	—	—	4	3
Participants’ contributions	—	—	67	70
Ending balance at fair value	$35,192	$38,481	$2,169	$2,085
Unfunded status of the plans	$(8,255)	$(12,871)	$330	$(186)
(a)Benefit obligation balances represent the projected benefit obligation for our qualified defined benefit pension plans and the accumulated benefit obligation for our retiree medical and life insurance plans.
(b)Actuarial gains for our qualified defined benefit pension plans in 2021 primarily reflect an increase in the discount rate from 2.50% at December 31, 2020 to 2.875% at December 31, 2021, which decreased benefit obligations by $2.3 billion, partially offset by an increase of approximately $250 million due to changes in longevity assumptions and participant data. Actuarial gains for our retiree medical and life insurance plans in 2021 reflect an increase in the discount rate from 2.375% at December 31, 2020 to 2.75% at December 31, 2021, which decreased benefit obligations by $70 million, and $282 million due to changes in plan participation assumptions and claims data.
(c)Qualified defined benefit pension plan settlements in 2021 and 2020 represent the transfer of gross defined benefit pension obligations and related plan assets to insurance companies pursuant to the group annuity contracts purchased on August 3, 2021 and December 3, 2020, respectively, as described above.
(d)Actual return on plan assets for our qualified defined benefit pension plans and retiree medical and life insurance plans was approximately 10.5% in 2021 and 16.5% in 2020.

We are required to recognize the net funded status of each postretirement benefit plan on a standalone basis as either an asset or a liability on our consolidated balance sheet. The funded status is measured as the difference between the fair value of each plan’s assets and the benefit obligation. Each year we measure the fair value of each plan’s assets and benefit obligation on December 31, consistent with our fiscal year end. The fair value of each plan’s benefit obligation reflects assumptions in effect as of the measurement date as described below. For certain of our qualified defined benefit pension plans and retiree medical and life insurance plans the plan assets may exceed the benefit obligation, which we recognize the net amount as an asset on our consolidated balance sheet. Conversely, for most of our qualified defined benefit pension plans the benefit obligation exceeds plan assets, which we recognize the net amount as a liability on our consolidated balance sheet.

The following table provides amounts recognized on our consolidated balance sheets related to our qualified defined benefit pension plans and our retiree medical and life insurance plans (in millions):

	Qualified Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
	2021	2020	2021	2020
Other noncurrent assets	$64	$3	$330	$—
Accrued pension liabilities	(8,319)	(12,874)	—	—
Other noncurrent liabilities	—	—	—	(186)
Net (unfunded) funded status of the plans	$(8,255)	$(12,871)	$330	$(186)

Differences between the actual return and expected return on plan assets during the year and changes in the benefit obligation for our qualified defined benefit pension plans and retiree medical and life insurance plans due to changes in the annual valuation assumptions generate actuarial gains or losses. Additionally, the benefit obligation for our qualified defined benefit pension plans and retiree medical and life insurance plans may increase or decrease as a result of plan amendments that affect the benefits to plan participants related to service for periods prior to the effective date of the amendment, which generates prior service costs or credits. Actuarial gains or losses, and prior service costs or credits, are initially deferred in accumulated other comprehensive loss and subsequently amortized for each plan into expense or (income) on a straight-line basis either over the average remaining life expectancy of plan participants or over the average remaining service period of plan participants, subject to certain thresholds.

The following table provides the amount of actuarial gains or losses and prior service costs or credits recognized in accumulated other comprehensive loss related to qualified defined benefit pension plans and retiree medical and life insurance plans at December 31 (in millions):

	Qualified Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
	2021	2020	2021	2020
Accumulated other comprehensive loss (pre-tax) related to:
Net actuarial losses	$14,675	$21,040	$(554)	$(119)
Prior service (credit) cost	(884)	(1,235)	36	73
Total	$13,791	$19,805	$(518)	$(46)
Estimated tax	(2,947)	(4,230)	110	9
Net amount recognized in accumulated other comprehensive loss	$10,844	$15,575	$(408)	$(37)

The following table provides the changes recognized in accumulated other comprehensive loss, net of tax, for actuarial gains or losses and prior service costs or credits due to differences between the actual return and expected return on plan assets and changes in the fair value of the benefit obligation recognized in connection with our annual remeasurement and the amortization during the year for our qualified defined benefit pension plans, retiree medical and life insurance plans, and certain other plans (in millions):

	Incurred but Not Yet Recognized in FAS Expense			Recognition of Previously Deferred Amounts
	2021	2020	2019	2021	2020	2019
	gains (losses)			(gains) losses
Actuarial gains and losses
Qualified defined benefit pension plans	$2,987	$(1,005)	$(2,283)	$2,019	$668	$1,104
Retiree medical and life insurance plans	342	43	238	—	(3)	2
Other plans	76	(104)	(133)	24	24	42
	3,405	(1,066)	(2,178)	2,043	689	1,148
	credit (cost)			(credit) cost
Net prior service credit and cost
Qualified defined benefit pension plans	(1)	(7)	(8)	(274)	(269)	(263)
Retiree medical and life insurance plans	—	6	4	29	30	33
Other plans	—	—	—	(11)	(10)	(10)
	(1)	(1)	(4)	(256)	(249)	(240)
	$3,404	$(1,067)	$(2,182)	$1,787	$440	$908
The accumulated benefit obligation (ABO) for all qualified defined benefit pension plans was $43.4 billion and $51.3 billion at December 31, 2021 and 2020. The ABO represents benefits accrued without assuming future compensation increases to plan participants and is approximately equal to our projected benefit obligation. Plans where ABO was less than plan assets represent prepaid pension assets, which are included on our consolidated balance sheets in other noncurrent assets. Plans where ABO was in excess of plan assets represent accrued pension liabilities, which are included on our consolidated balance sheets.
Assumptions Used to Determine Benefit Obligations and FAS Expense (Income)

We measure the fair value of each plan’s assets and benefit obligation on December 31, consistent with our fiscal year end. Benefit obligations as of the end of each year reflect assumptions in effect as of those dates. Expense is based on assumptions in effect at the end of the preceding year. The assumptions used to determine the benefit obligations at December 31 of each year and FAS expense for each subsequent year were as follows:

	Qualified Defined Benefit Pension Plans			Retiree Medical and Life Insurance Plans
	2021	2020	2019	2021	2020	2019
Weighted average discount rate	2.875%	2.500%	3.250%	2.750%	2.375%	3.250%
Expected long-term rate of return on assets	6.50%	7.00%	7.00%	6.50%	7.00%	7.00%
Health care trend rate assumed for next year				7.50%	7.75%	8.00%
Ultimate health care trend rate				4.50%	4.50%	4.50%
Year ultimate health care trend rate is reached				2034	2034	2034
The long-term rate of return assumption represents the expected long-term rate of earnings on the funds invested, or to be invested, to provide for the benefits included in the benefit obligations. That assumption is based on several factors including historical market index returns, the anticipated long-term allocation of plan assets, the historical return data for the trust funds, plan expenses and the potential to outperform market index returns. The actual investment return for our qualified defined benefit plans during 2021 of $3.9 billion based on an actual rate of approximately 10.5% improved plan assets more than the $2.1 billion expected return based on our long-term rate of return assumption. In connection with the August 3, 2021 plan remeasurements, we lowered our expected long-term rate of return on plan assets from 7.00% to 6.50%, which reflects recent changes in our asset allocation targets applicable to all qualified defined benefit pension and retiree medical and life insurance plans as of the December 31, 2021 remeasurement.

Plan Assets
Our wholly-owned subsidiary, Lockheed Martin Investment Management Company (LMIMCo), has the fiduciary responsibility for making investment decisions related to the assets of our postretirement benefit plans. LMIMCo’s investment objectives for the assets of these plans are (1) to minimize the net present value of expected funding contributions; (2) to ensure there is a high probability that each plan meets or exceeds our actuarial long-term rate of return assumptions; and (3) to diversify assets to minimize the risk of large losses. The nature and duration of benefit obligations, along with assumptions concerning asset class returns and return correlations, are considered when determining an appropriate asset allocation to achieve the investment objectives. Investment policies and strategies governing the assets of the plans are designed to achieve investment objectives within prudent risk parameters. Risk management practices include the use of external investment managers; the maintenance of a portfolio diversified by asset class, investment approach and security holdings; and the maintenance of sufficient liquidity to meet benefit obligations as they come due.
LMIMCo’s investment policies require that asset allocations of postretirement benefit plans be maintained within the following approximate ranges:

Asset Class	Asset Allocation Ranges
Cash and cash equivalents	0-20%
Equity	15-65%
Fixed income	10-60%
Alternative investments:
Private equity funds	0-15%
Real estate funds	0-10%
Hedge funds	0-20%
Commodities	0-15%

The following table presents the fair value of the assets (in millions) of our qualified defined benefit pension plans and retiree medical and life insurance plans by asset category and their level within the fair value hierarchy (see “Note 1 – Organization and Significant Accounting Policies - Investments” for definition of these levels), which we are required to disclose even though these assets are not separately recorded on our consolidated balance sheet. Certain investments are measured at their Net Asset Value (NAV) per share because such investments do not have readily determinable fair values and, therefore, are not required to be categorized in the fair value hierarchy. Assets measured at NAV have been included in the table below to permit reconciliation of the fair value hierarchy to amounts presented in the funded status table above.

	December 31, 2021				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Investments measured at fair value
Cash and cash equivalents (a)	$991	$991	$—	$—	$1,109	$1,109	$—	$—
Equity (a):
U.S. equity securities	6,479	6,444	5	30	7,535	7,467	8	60
International equity securities	4,882	4,880	—	2	6,844	6,836	—	8
Commingled equity funds	869	36	833	—	1,671	442	1,228	1
Fixed income (a):
Corporate debt securities	6,397	—	6,295	102	5,732	—	5,730	2
U.S. Government securities	2,864	—	2,864	—	2,506	—	2,506	—
U.S. Government-sponsored enterprise securities	228	—	228	—	230	—	230	—
Other fixed income investments (b)	4,736	49	3,071	1,616	5,873	37	4,063	1,773
Total	$27,446	$12,400	$13,296	$1,750	$31,500	$15,891	$13,765	$1,844
Investments measured at NAV
Commingled equity funds	130				92
Other fixed income investments	701				541
Private equity funds	5,386				4,672
Real estate funds	3,059				2,650
Hedge funds	556				1,111
Total investments measured at NAV	9,832				9,066
Receivables, net	83				—
Total	$37,361				$40,566
(a)Cash and cash equivalents, equity securities and fixed income securities included derivative assets and liabilities whose fair values were not material as of December 31, 2021 and 2020. LMIMCo’s investment policies restrict the use of derivatives to either establish long or short exposures for purposes consistent with applicable investment mandate guidelines or to hedge risks to the extent of a plan’s current exposure to such risks. Most derivative transactions are settled on a daily basis.
(b)Level 3 investments include $1.5 billion at December 31, 2021 and $1.7 billion at December 31, 2020 related to the buy-in contracts discussed above.
As of December 31, 2021 and 2020, the assets associated with our foreign defined benefit pension plans were not material and have not been included in the table above. Changes in the fair value of plan assets categorized as Level 3 during 2021 and 2020 were not significant.
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
Contributions and Expected Benefit Payments
The required funding of our qualified defined benefit pension plans is determined in accordance with ERISA, as amended, and in a manner consistent with CAS and Internal Revenue Code rules. We made no contributions to our qualified defined benefit pension plans in 2021 and do not plan to make contributions to our qualified defined benefit pension plans in 2022.

The following table presents estimated future benefit payments as of December 31, 2021 (in millions):

	2022	2023	2024	2025	2026	2027 – 2031
Qualified defined benefit pension plans	$1,980	$2,080	$2,160	$2,230	$2,290	$11,700
Retiree medical and life insurance plans	140	140	140	130	130	570

We maintain various trusts to fund the obligations of our qualified defined benefit pension plans and retiree medical and life insurance plans. We expect the estimated future benefit payments will be paid using assets in the trusts established for the plans.
Nonqualified Defined Benefit Pension Plans and Other Postemployment Plans

We sponsor nonqualified defined benefit pension plans to provide benefits in excess of qualified plan limits imposed by federal tax law. The gross benefit obligation for these plans was $1.3 billion and $1.4 billion as of December 31, 2021 and 2020, most of which was recorded in the other noncurrent liabilities account on our consolidated balance sheet. We have set aside certain assets totaling $872 million and $877 million as of December 31, 2021 and 2020 in a separate trust that we expect to use to pay the benefit obligations under our nonqualified defined benefit pension plans, most of which were recorded in the other noncurrent assets account on our consolidated balance sheet. We record the gross assets on our consolidated balance sheet, rather than netting such assets with the benefit obligation for our nonqualified defined benefit pension plans, because the assets held are diversified and legally the assets may be used to settle other obligations or claims (although that is not our intent). Actuarial losses and unrecognized prior service credits related to our nonqualified defined benefit pension plans that were recorded in accumulated other comprehensive loss, pretax, totaled $625 million and $697 million at December 31, 2021 and 2020. We recognized pretax pension expense of $56 million in 2021, $59 million in 2020 and $108 million in 2019 related to our nonqualified defined benefit pension plans. The assumptions used to determine the benefit obligations and FAS expense for our nonqualified defined benefit pension plans are similar to the assumptions used to determine the benefit obligations and FAS expense for our qualified defined benefit pension plans described above.

We also sponsor other postemployment plans and foreign benefit plans, which are accounted for similar to defined benefit pension plans. The benefit obligations, assets, expense, and amounts recorded in accumulated other comprehensive loss for other postemployment plans and foreign benefit plans were not material to our results of operations, financial position or cash flows.
Defined Contribution Retirement Savings Plans
We maintain a number of defined contribution retirement savings plans, most with 401(k) features, that cover substantially all of our employees. Under the provisions of these plans, employees can make contributions on a before-tax and after-tax basis to investment funds to save for retirement. For most plans, we make employer contributions to the employee accounts that comprise of a company non-elective contribution and a matching contribution. Company contributions are automatically invested in an Employee Stock Ownership Plan (ESOP) fund, which primarily invests in shares of our common stock. Plan participants can transfer from the ESOP fund into any investment option provided by the respective plan. Our contributions to defined contribution retirement savings plans were $1.1 billion in 2021, $984 million in 2020 and $741 million in 2019. Our defined contribution retirement savings plans held 28.9 million and 30.5 million shares of our common stock as of December 31, 2021 and 2020.

Note 13 – Stockholders’ Equity
At December 31, 2021 and 2020, our authorized capital was composed of 1.5 billion shares of common stock and 50 million shares of series preferred stock. Of the 272 million and 280 million shares of common stock issued and outstanding as of December 31, 2021 and December 31, 2020, 271 million and 279 million shares were considered outstanding for consolidated balance sheet presentation purposes; the remaining shares were held in a separate trust. No shares of preferred stock were issued and outstanding at December 31, 2021 or 2020.
Repurchases of Common Stock
During 2021, we repurchased 9.4 million shares of our common stock for $4.1 billion, which included 9.2 million shares of our common stock repurchased for $4.0 billion under accelerated share repurchase (ASR) agreements. The 9.2 million shares of our common stock repurchased under ASR agreements during 2021 included the ASR agreement we entered into in October 2021 to repurchase $2.0 billion of our common stock through January 21, 2022. Under the terms of the October 2021 ASR agreement, we paid $2.0 billion and received an initial delivery of 3.6 million shares of our common stock. Subsequent to our fourth quarter 2021, upon final settlement of the ASR agreement on January 21, 2022, we received an additional 2.2 million shares of our common stock for no additional consideration. During 2020, we paid $1.1 billion to repurchase 3.0 million shares of our common stock, including 1.4 million shares of our common stock repurchased for $500 million under an ASR agreement. During 2019, we paid $1.2 billion to repurchase 3.5 million shares of our common stock.
The total remaining authorization for future common share repurchases under our share repurchase program was $3.9 billion as of December 31, 2021, including a $5.0 billion increase to the program authorized by our Board of Directors on September 23, 2021. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.
Dividends
We paid dividends totaling $2.9 billion ($10.60 per share) in 2021, $2.8 billion ($9.80 per share) in 2020 and $2.6 billion ($9.00 per share) in 2019. We paid quarterly dividends of $2.60 per share during each of the first three quarters of 2021 and $2.80 per share during the fourth quarter of 2021; $2.40 per share during each of the first three quarters of 2020 and $2.60 per share during the fourth quarter of 2020; and $2.20 per share during each of the first three quarters of 2019 and $2.40 per share during the fourth quarter of 2019.

Accumulated Other Comprehensive Loss
Changes in the balance of AOCL, net of taxes, consisted of the following (in millions):

	Postretirement Benefit Plans (a)	Other, net	AOCL
Balance at December 31, 2018	$(14,254)	$(67)	$(14,321)
Other comprehensive (loss) income before reclassifications	(2,182)	18	(2,164)
Amounts reclassified from AOCL
Recognition of net actuarial losses	1,148	—	1,148
Amortization of net prior service credits	(240)	—	(240)
Other	—	23	23
Total reclassified from AOCL	908	23	931
Total other comprehensive (loss) income	(1,274)	41	(1,233)
Balance at December 31, 2019	(15,528)	(26)	(15,554)
Other comprehensive (loss) income before reclassifications	(1,067)	56	(1,011)
Amounts reclassified from AOCL
Recognition of net actuarial losses	689	—	689
Amortization of net prior service credits	(249)	—	(249)
Other	—	4	4
Total reclassified from AOCL	440	4	444
Total other comprehensive (loss) income	(627)	60	(567)
Balance at December 31, 2020	(16,155)	34	(16,121)
Other comprehensive income before reclassifications	3,404	(85)	3,319
Amounts reclassified from AOCL
Pension settlement charge (b)	1,310		1,310
Recognition of net actuarial losses	733	—	733
Amortization of net prior service credits	(256)	—	(256)
Other	—	9	9
Total reclassified from AOCL	1,787	9	1,796
Total other comprehensive income (loss)	5,191	(76)	5,115
Balance at December 31, 2021	$(10,964)	$(42)	$(11,006)

(a)AOCL related to postretirement benefit plans is shown net of tax benefits of $3.0 billion at December 31, 2021, $4.4 billion at December 31, 2020 and $4.2 billion at December 31, 2019. These tax benefits include amounts recognized on our income tax returns as current deductions and deferred income taxes, which will be recognized on our tax returns in future years. See “Note 10 – Income Taxes” and “Note 12 – Postretirement Benefit Plans” for more information on our income taxes and postretirement benefit plans.
(b)During 2021, we recognized a noncash pension settlement charge of $1.7 billion ($1.3 billion after-tax) related to the accelerated recognition of actuarial losses included in AOCL for certain defined benefit pension plans that purchased a group annuity contract from an insurance company (see “Note 12 – Postretirement Benefit Plans”).

Note 14 – Stock-Based Compensation
Stock-Based Compensation Plans
Under plans approved by our stockholders, we are authorized to grant key employees stock-based incentive awards, including options to purchase common stock, stock appreciation rights, RSUs, PSUs or other stock units.
At December 31, 2021, inclusive of the shares reserved for outstanding stock options, RSUs and PSUs, we had approximately 9.9 million shares reserved for issuance under the plans. At December 31, 2021, approximately 7.5 million of the shares reserved for issuance remained available for grant under our stock-based compensation plans. We issue new shares upon the exercise of stock options or when restrictions on RSUs and PSUs have been satisfied. The exercise price of options to purchase common stock may not be less than the fair market value of our stock on the date of grant. The minimum vesting period for restricted stock or stock units payable in stock is generally three years. Award agreements may provide for shorter or pro-rated vesting periods or vesting following termination of employment in the case of death, disability, divestiture, retirement, change of control or layoff. The maximum term of a stock option or any other award is 10 years.
During 2021, 2020 and 2019, we recorded noncash stock-based compensation expense totaling $227 million, $221 million and $189 million, which is included as a component of other unallocated, net on our consolidated statements of earnings. The net impact to earnings for the respective years was $179 million, $175 million and $149 million.
As of December 31, 2021, we had $177 million of unrecognized compensation cost related to nonvested awards, which is expected to be recognized over a weighted average period of 1.7 years. We received cash from the exercise of stock options totaling $28 million, $41 million and $66 million during 2021, 2020 and 2019. In addition, our income tax liabilities for 2021, 2020 and 2019 were reduced by $67 million, $63 million and $103 million due to recognized tax benefits on stock-based compensation arrangements.
RSUs
The following table summarizes activity related to nonvested RSUs:

	Number of RSUs (In thousands)	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2020	733	$348.60
Granted	612	341.76
Vested	(500)	345.73
Forfeited	(35)	344.81
Nonvested at December 31, 2021	810	$345.37

In 2021, we granted certain employees approximately 0.6 million RSUs with a weighted average grant-date fair value of $341.76 per RSU. The grant-date fair value of these RSUs is equal to the closing market price of our common stock on the grant date less a discount to reflect the delay in payment of dividend-equivalent cash payments that are made only upon vesting, which occurs at least one year from the grant date and most often occurs three years from the grant date.
PSUs
In 2021, we granted certain employees PSUs with an aggregate target award of approximately 0.1 million shares of our common stock. The PSUs generally vest three years from the grant date based on continuous service, with the number of shares earned (0% to 200% of the target award) depending upon the extent to which we achieve certain financial and market performance targets measured over the period from January 1, 2021 through December 31, 2023. About half of the PSUs were valued at a weighted average grant-date fair value of $341.53 per PSU in a manner similar to RSUs mentioned above as the financial targets are based on our operating results. The remaining PSUs were valued at a weighted-average grant-date fair value of $301.38 per PSU using a Monte Carlo model as the performance target is related to our total shareholder return relative to our peer group. We recognize the grant-date fair value of these awards, less estimated forfeitures, as compensation expense ratably over the vesting period.

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
In the normal course of business, we provide warranties to our customers associated with certain product sales. We record estimated warranty costs in the period in which the related products are delivered. The warranty liability recorded at each balance sheet date is based generally on the number of months of warranty coverage remaining for the products delivered and the average historical monthly warranty payments. Warranty obligations incurred in connection with long-term production contracts are accounted for within the contract estimates at completion.
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
The U.S. Government alleges that Sikorsky and two of its wholly-owned subsidiaries, Derco and SSSI, violated the civil False Claims Act and the Truth in Negotiations Act in connection with a contract the U.S. Navy awarded to SSSI in June 2006 to support the Navy’s T-34 and T-44 fixed-wing turboprop training aircraft. SSSI subcontracted with Derco, primarily to procure and manage spare parts for the training aircraft. The U.S. Government contends that SSSI overbilled the Navy on the contract as the result of Derco’s use of prohibited cost-plus-percentage-of-cost (CPPC) pricing to add profit and overhead costs as a percentage of the price of the spare parts that Derco procured and then sold to SSSI. The U.S. Government also alleges that Derco’s claims to SSSI, SSSI’s claims to the Navy, and SSSI’s yearly Certificates of Final Indirect Costs from 2006 through 2012 were false and that SSSI submitted inaccurate cost or pricing data in violation of the Truth in Negotiations Act for a sole-sourced, follow-on “bridge” contract. The U.S. Government’s complaints assert common law claims for breach of contract and unjust enrichment. On November 29, 2021, the District Court granted the U.S. Government’s motion for partial summary judgment, finding that the Derco-SSSI agreement was a CPPC contract.
We believe that we have legal and factual defenses to the U.S. Government’s remaining claims. The U.S. Government seeks damages of approximately $52 million, subject to trebling, plus statutory penalties. Although we continue to evaluate our liability and exposure, we do not currently believe that it is probable that we will incur a material loss. If, contrary to our expectations, the U.S. Government prevails on the remaining issues in this matter and proves damages at or near $52 million and is successful in having such damages trebled, the outcome could have an adverse effect on our results of operations in the period in which a liability is recognized and on our cash flows for the period in which any damages are paid.

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

At December 31, 2021 and 2020, the aggregate amount of liabilities recorded relative to environmental matters was $742 million and $789 million, most of which are recorded in other noncurrent liabilities on our consolidated balance sheets. We have recorded assets for the portion of environmental costs that are probable of future recovery totaling $645 million and $685 million at December 31, 2021 and 2020, most of which are recorded in other noncurrent assets on our consolidated balance sheets. See “Note 1 – Organization and Significant Accounting Policies” for more information.
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

Letters of Credit, Surety Bonds and Third-Party Guarantees
We have entered into standby letters of credit and surety bonds issued on our behalf by financial institutions, and we have directly issued guarantees to third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as joint venture partners. We had total outstanding letters of credit, surety bonds and third-party guarantees aggregating $3.6 billion and $3.4 billion at December 31, 2021 and December 31, 2020. Third-party guarantees do not include guarantees issued on behalf of subsidiaries and other consolidated entities.
At December 31, 2021 and 2020, third-party guarantees totaled $838 million and $871 million, of which approximately 69% and 71% related to guarantees of contractual performance of joint ventures to which we currently are or previously were a party. These amounts represent our estimate of the maximum amounts we would expect to incur upon the contractual non-performance of the joint venture, joint venture partners or divested businesses. Generally, we also have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner.
In determining our exposures, we evaluate the reputation, performance on contractual obligations, technical capabilities and credit quality of our current and former joint venture partners and the transferee under novation agreements all of which include a guarantee as required by the FAR. At December 31, 2021 and 2020, there were no material amounts recorded in our financial statements related to third-party guarantees or novation agreements.

Note 16 – Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	December 31, 2021			December 31, 2020
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Mutual funds	$1,434	$1,434	$—	$1,335	$1,335	$—
U.S. Government securities	121	—	121	92	—	92
Other securities	684	492	192	555	341	214
Derivatives	15	—	15	52	—	52
Liabilities
Derivatives	60	—	60	22	—	22
Assets measured at NAV
Other commingled funds	20			20

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
We use derivative instruments principally to reduce our exposure to market risks from changes in foreign currency exchange rates and interest rates. We do not enter into or hold derivative instruments for speculative trading purposes. We transact business globally and are subject to risks associated with changing foreign currency exchange rates. We enter into foreign currency hedges such as forward and option contracts that change in value as foreign currency exchange rates change. Our most significant foreign currency exposures relate to the British pound sterling, the euro, the Canadian dollar, the Australian dollar, the Norwegian Kroner and the Polish Zloty. These contracts hedge forecasted foreign currency transactions in order to mitigate fluctuations in our earnings and cash flows associated with changes in foreign currency exchange rates. We designate foreign currency hedges as cash flow hedges. We also are exposed to the impact of interest rate changes primarily through our borrowing activities. For fixed rate borrowings, we may use variable interest rate swaps, effectively converting fixed rate borrowings to variable rate borrowings in order to hedge changes in the fair value of the debt. These swaps are designated as fair value hedges. For variable rate borrowings, we may use fixed interest rate swaps, effectively converting variable rate borrowings to fixed rate borrowings in order to mitigate the impact of interest rate changes on earnings. These swaps are designated as cash flow hedges. We also may enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting, which are intended to mitigate certain economic exposures.
The aggregate notional amount of our outstanding interest rate swaps at December 31, 2021 and 2020 was $500 million and $572 million. The aggregate notional amount of our outstanding foreign currency hedges at December 31, 2021 and 2020 was $4.0 billion and $3.4 billion. The fair values of our outstanding interest rate swaps and foreign currency hedges at December 31, 2021 and 2020 were not significant. Derivative instruments did not have a material impact on net earnings and comprehensive income during the years ended December 31, 2021 and 2020. The impact of derivative instruments on our consolidated statements of cash flows is included in net cash provided by operating activities. Substantially all of our derivatives are designated for hedge accounting. See “Note 1 – Organization and Significant Accounting Policies - Derivative financial instruments”.

In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $15.4 billion and $16.9 billion at December 31, 2021 and 2020. The outstanding principal amount was $12.8 billion and $13.3 billion at December 31, 2021 and 2020, excluding $1.1 billion of unamortized discounts and issuance costs at both December 31, 2021 and 2020. The estimated fair values of our outstanding debt were determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates and credit spreads (Level 2). We also hold investments in early stage companies. Most of these investments are in equity securities without readily determinable fair values. Investments with quoted market prices in active markets (Level 1) are recorded at fair value at the end of each reporting period and reflected in other securities in the table above. See “Note 1 – Organization and Significant Accounting Policies - Investments”.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM  9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2021.
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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Our independent registered public accounting firm has issued a report on the effectiveness of our internal control over financial reporting, which is below.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Regarding Internal Control Over Financial Reporting

Board of Directors and Stockholders
Lockheed Martin Corporation

Opinion on Internal Control over Financial Reporting

We have audited Lockheed Martin Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lockheed Martin Corporation (the Corporation) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Corporation as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated January 25, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Tysons, Virginia
January 25, 2022

ITEM 9B.    Other Information
None.

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
ITEM  10.     Directors, Executive Officers and Corporate Governance
The information concerning directors required by Item 401 of Regulation S-K is included under the caption “Proposal 1 - Election of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year to which this report relates (the 2022 Proxy Statement), and that information is incorporated by reference in this Annual Report on Form 10-K (Form 10-K). Information concerning executive officers required by Item 401 of Regulation S-K is located under Part I, Item 4(a) of this Form 10-K. The information required by Item 405 of Regulation S-K is included under the caption “Delinquent Section 16(a) Reports” in the 2022 Proxy Statement, and that information is incorporated by reference in this Form 10-K. The information required by Items 407(d)(4) and (d)(5) of Regulation S-K is included under the captions “Committees of the Board of Directors” and “Audit Committee Report” in the 2022 Proxy Statement, and that information is incorporated by reference in this Form 10-K.
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
The information required by Item 402 of Regulation S-K is included in the text and tables under the captions “Executive Compensation” and “Director Compensation” in the 2022 Proxy Statement and that information is incorporated by reference in this Form 10-K. The information required by Item 407(e)(5) of Regulation S-K is included under the caption “Compensation Committee Report” in the 2022 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 related to the security ownership of management and certain beneficial owners is included under the heading “Security Ownership of Management and Certain Beneficial Owners” in the 2022 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.
Equity Compensation Plan Information
The following table provides information about our equity compensation plans that authorize the issuance of shares of Lockheed Martin common stock to employees and directors. The information is provided as of December 31, 2021.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,431,610	$82.50	7,452,708
Equity compensation plans not approved by security holders (2)	626,769	—	2,478,905
Total	3,058,379	$82.50	9,931,613

(1)Column (a) includes, as of December 31, 2021: 1,609,681 shares that have been granted as restricted stock units (RSUs), 640,770 shares that could be earned pursuant to grants of performance stock units (PSUs) (assuming the maximum number of PSUs are earned and payable at the end of the three-year performance period) and 87,683 shares granted as options under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (2020 IPA Plan) or predecessor plans and 6,329 shares granted as options and 87,147 stock units payable in stock or cash under the Lockheed Martin Corporation Amended and Restated Directors Equity Plan (Directors Plan) or predecessor plans for non-employee directors. Column (c) includes, as of December 31, 2021, 7,072,103 shares available for future issuance under the 2020 IPA Plan as options, stock appreciation rights, restricted stock awards, RSUs or PSUs and 380,605 shares available for future issuance under the Directors Plan as stock options and stock units. Vested stock units are payable to directors upon their termination of service from our Board, except that directors who have satisfied the stock ownership guidelines may elect to have payment of awards made after January 1, 2018 (together with any dividend equivalents thereon) made on the first business day of April following the one-year anniversary of the grant. The weighted average price does not take into account shares issued pursuant to RSUs or PSUs.
(2)The shares represent annual incentive bonuses and Long-Term Incentive Performance (LTIP) payments earned and voluntarily deferred by employees. The deferred amounts are payable under the Deferred Management Incentive Compensation Plan (DMICP). Deferred amounts are credited as phantom stock units at the closing price of our stock on the date the deferral is effective. Amounts equal to our dividend are credited as stock units at the time we pay a dividend. Following termination of employment, a number of shares of stock equal to the number of stock units credited to the employee’s DMICP account are distributed to the employee. There is no discount or value transfer on the stock distributed. Distributions may be made from newly issued shares or shares purchased on the open market. Historically, all distributions have come from shares held in a separate trust and, therefore, do not further dilute our common shares outstanding. As a result, these shares also were not considered in calculating the total weighted average exercise price in the table. Because the DMICP shares are outstanding, they should be included in the denominator (and not the numerator) of a dilution calculation.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 404 and 407(a) of Regulation S-K is included under the captions “Corporate Governance - Related Person Transaction Policy,” “Corporate Governance - Certain Relationships and Related Person Transactions of Directors, Executive Officers and 5 Percent Stockholders,” and “Corporate Governance - Director Independence” in the 2022 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 14.    Principal Accounting Fees and Services
The information required by this Item 14 is included under the caption “Proposal 2 - Ratification of Appointment of Independent Auditors” in the 2022 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

PART IV
ITEM  15.     Exhibits and Financial Statement Schedules
List of financial statements filed as part of this Form 10-K
The following financial statements of Lockheed Martin Corporation and consolidated subsidiaries are included in Item 8 of this Annual Report on Form 10-K (Form 10-K) at the page numbers referenced below:
The report of Lockheed Martin Corporation’s independent registered public accounting firm (PCAOB ID:42) with respect to the above-referenced financial statements and their report on internal control over financial reporting are included in Item 8 and Item 9A of this Form 10-K at the page numbers referenced below. Their consent appears as Exhibit 23 of this Form 10-K.

Page
Report of Independent Registered Public Accounting Firm on the Audited Consolidated Financial Statements	63
Report of Independent Registered Public Accounting Firm Regarding Internal Control Over Financial Reporting	108
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

10.3
Lockheed Martin Corporation Directors Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.4
Lockheed Martin Corporation Directors Equity Plan, as amended (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on November 2, 2006).

10.5
Lockheed Martin Corporation Amended and Restated Directors Equity Plan (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on April 26, 2018).

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.34 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009).

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

10.11
Amendment No.1 to Lockheed Martin Corporation Deferred Management Incentive Compensation Plan, as amended and restated effective January 1, 2020 (incorporated by reference to Exhibit 10.12 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.12
Lockheed Martin Corporation 2021 Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on February 26, 2021).

10.13
Lockheed Martin Corporation 2011 Incentive Performance Award Plan, as amended and restated January 24, 2019 (incorporated by reference to Exhibit 10.13 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.14
Form of 2019 Annual Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.15
Form of Performance Stock Unit Award Agreement (2019 - 2021 Performance Period) under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.16
Form of Long Term Incentive Performance Award Agreement (2019 - 2021 Performance Period) under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.17
Form of Retention Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2020).

10.18
Form of 2020 Annual Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2020).

10.19
Form of Performance Stock Unit Award Agreement (2020 - 2022 Performance Period) under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2020).

10.20
Form of Long Term Incentive Performance Award Agreement (2020 - 2022 Performance Period) under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2020).

10.21
Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on April 23, 2020).

10.22
Form of 2020 Annual Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2020).

10.23
Form of Performance Stock Unit Award Agreement (2020 - 2022 Performance Period) under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2020).

10.24
Form of Long Term Incentive Performance Award Agreement (2020 - 2022 Performance Period) under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2020).

10.25
CEO New Hire Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.5 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2020).

10.26
Form of 2021 Annual Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2021).

10.27
Form of Performance Stock Unit Award Agreement (2021 - 2023 Performance Period) under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2021).

10.28
Form of Long Term Incentive Performance Award Agreement (2021 - 2023 Performance Period) under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2021).

10.29
Amendment to Outstanding Long-Term Incentive Performance and Performance Stock Unit Award Agreements (effective September 14, 2020) (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2020).

10.30
Amendment to Outstanding Long-Term Incentive Performance and Performance Stock Unit Award Agreements (effective February 24, 2021) (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2021).

10.31
Amendment to Outstanding Long-Term Incentive Performance and Performance Stock Unit Award Agreements (effective June 24, 2021) (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2021).

10.32
Lockheed Martin Corporation Consolidated Supplemental Retirement Benefit Plan, as amended and restated effective October 5, 2018 (incorporated by reference to Exhibit 10.26 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.33
Lockheed Martin Corporation Executive Severance Plan, as amended and restated effective December 1, 2016 (incorporated by reference to Exhibit 10.26 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.34
Amendment No. 1 to Lockheed Martin Corporation Executive Severance Plan, as amended and restated effective December 1, 2016 (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 24, 2018).

10.35
Amendment No. 2 to Lockheed Martin Corporation Executive Severance Plan, as amended and restated effective December 1, 2016 (incorporated by reference to Exhibit 10.6 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2020).

10.36
Amendment No. 3 to Lockheed Martin Corporation Executive Severance Plan, as amended and restated effective December 1, 2016 (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2020).

10.37
Transition Agreement dated January 28, 2021 between Marillyn A. Hewson and Lockheed Martin Corporation (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on January 29, 2021).

21	Subsidiaries of Lockheed Martin Corporation.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of James D. Taiclet pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John W. Mollard pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of James D. Taiclet and John W. Mollard pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

*    Exhibits 10.2 through 10.37 constitute management contracts or compensatory plans or arrangements.

ITEM 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: January 25, 2022	By:	/s/ Brian P. Colan
Brian P. Colan
Vice President, Controller, and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Titles	Date
/s/ James D. Taiclet	Chairman, President and Chief Executive Officer (Principal Executive Officer)	January 25, 2022
James D. Taiclet
/s/ John W. Mollard	Acting Chief Financial Officer (Principal Financial Officer)	January 25, 2022
John W. Mollard
/s/ Brian P. Colan	Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)	January 25, 2022
Brian P. Colan
*	Director	January 25, 2022
Daniel F. Akerson
*	Director	January 25, 2022
David B. Burritt
*	Director	January 25, 2022
Bruce A. Carlson
*	Director	January 25, 2022
John M. Donovan
*	Director	January 25, 2022
Joseph F. Dunford, Jr.
*	Director	January 25, 2022
James O. Ellis, Jr.
*	Director	January 25, 2022
Thomas J. Falk
*	Director	January 25, 2022
Ilene S. Gordon
*	Director	January 25, 2022
Vicki A. Hollub
*	Director	January 25, 2022
Jeh C. Johnson
*	Director	January 25, 2022
Debra L. Reed-Klages
*	Director	January 25, 2022
Patricia E. Yarrington
*By Maryanne R. Lavan pursuant to a Power of Attorney executed by the Directors listed above, which has been filed with this Annual Report on Form 10-K.

Date: January 25, 2022	By:	/s/ Maryanne R. Lavan
Maryanne R. Lavan
Attorney-in-fact