Form 10-Q
period 2022-03-27
LOCKHEED MARTIN CORP
filed 2022-04-20
CIK 936468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2022
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
Large accelerated filer ☒ Accelerated filer ☐ Non–accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 266,106,974 shares of our common stock, $1 par value per share, outstanding as of April 15, 2022.

Lockheed Martin Corporation
Form 10-Q
For the Quarterly Period Ended March 27, 2022

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Lockheed Martin Corporation
Consolidated Statements of Earnings
(unaudited; in millions, except per share data)

	Quarters Ended
	March 27, 2022	March 28, 2021
Net sales
Products	$12,494	$13,753
Services	2,470	2,505
Total net sales	14,964	16,258
Cost of sales
Products	(11,161)	(12,281)
Services	(2,175)	(2,230)
Severance and restructuring charges	—	(36)
Other unallocated, net	281	475
Total cost of sales	(13,055)	(14,072)
Gross profit	1,909	2,186
Other income (expense), net	24	(4)
Operating profit	1,933	2,182
Interest expense	(135)	(140)
Non-service FAS pension income	140	93
Other non-operating income, net	123	76
Earnings before income taxes	2,061	2,211
Income tax expense	(328)	(374)
Net earnings	$1,733	$1,837

Earnings per common share
Basic	$6.46	$6.58
Diluted	$6.44	$6.56

Cash dividends paid per common share	$2.80	$2.60

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Comprehensive Income
(unaudited; in millions)

	Quarters Ended
	March 27, 2022	March 28, 2021
Net earnings	$1,733	$1,837
Other comprehensive income, net of tax
Amortization of previously deferred postretirement benefit plan costs	48	140
Other, net	(21)	(27)
Other comprehensive income, net of tax	27	113
Comprehensive income	$1,760	$1,950
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Balance Sheets
(in millions, except par value)

	March 27, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,883	$3,604
Receivables, net	2,527	1,963
Contract assets	12,130	10,579
Inventories	3,144	2,981
Other current assets	706	688
Total current assets	20,390	19,815
Property, plant and equipment, net	7,561	7,597
Goodwill	10,811	10,813
Intangible assets, net	2,644	2,706
Deferred income taxes	2,688	2,290
Other noncurrent assets	7,416	7,652
Total assets	$51,510	$50,873
Liabilities and equity
Current liabilities
Accounts payable	$2,599	$780
Salaries, benefits and payroll taxes	2,671	3,108
Contract liabilities	7,902	8,107
Current maturities of long-term debt	500	6
Other current liabilities	2,375	1,996
Total current liabilities	16,047	13,997
Long-term debt, net	11,145	11,670
Accrued pension liabilities	8,143	8,319
Other noncurrent liabilities	6,173	5,928
Total liabilities	41,508	39,914
Stockholders’ equity
Common stock, $1 par value per share	265	271
Additional paid-in capital	—	94
Retained earnings	20,716	21,600
Accumulated other comprehensive loss	(10,979)	(11,006)
Total stockholders’ equity	10,002	10,959
Total liabilities and equity	$51,510	$50,873
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Cash Flows
(unaudited; in millions)

	Quarters Ended
	March 27, 2022	March 28, 2021
Operating activities
Net earnings	$1,733	$1,837
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	329	336
Stock-based compensation	54	47
Deferred income taxes	(411)	63
Severance and restructuring charges	—	36
Changes in assets and liabilities
Receivables, net	(564)	(236)
Contract assets	(1,551)	(1,363)
Inventories	(163)	289
Accounts payable	1,829	1,023
Contract liabilities	(205)	(290)
Income taxes	697	301
Qualified defined benefit pension plans	(116)	(66)
Other, net	(222)	(229)
Net cash provided by operating activities	1,410	1,748
Investing activities
Capital expenditures	(268)	(281)
Other, net	17	112
Net cash used for investing activities	(251)	(169)
Financing activities
Repurchases of common stock	(2,000)	(1,000)
Dividends paid	(767)	(739)
Other, net	(113)	(67)
Net cash used for financing activities	(2,880)	(1,806)
Net change in cash and cash equivalents	(1,721)	(227)
Cash and cash equivalents at beginning of period	3,604	3,160
Cash and cash equivalents at end of period	$1,883	$2,933
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiary	Total Equity
Balance at December 31, 2021	$271	$94	$21,600	$(11,006)	$10,959	$—	$10,959
Net earnings	—	—	1,733	—	1,733	—	1,733
Other comprehensive income, net of tax	—	—	—	27	27	—	27
Dividends declared	—	—	(749)	—	(749)	—	(749)
Repurchases of common stock	(6)	(126)	(1,868)	—	(2,000)	—	(2,000)
Stock-based awards, ESOP activity and other	—	32	—	—	32	—	32
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	—	—
Balance at March 27, 2022	$265	$—	$20,716	$(10,979)	$10,002	$—	$10,002

Balance at December 31, 2020	$279	$221	$21,636	$(16,121)	$6,015	$23	$6,038
Net earnings	—	—	1,837	—	1,837	—	1,837
Other comprehensive income, net of tax	—	—	—	113	113	—	113
Dividends declared	—	—	(725)	—	(725)	—	(725)
Repurchases of common stock	(2)	(227)	(771)	—	(1,000)	—	(1,000)
Stock-based awards, ESOP activity and other	1	71	—	—	72	—	72
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(2)	(2)
Balance at March 28, 2021	$278	$65	$21,977	$(16,008)	$6,312	$21	$6,333
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
The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the full year or future periods. Unless otherwise noted, we present all per share amounts cited in these consolidated financial statements on a “per diluted share” basis. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Form 10-K).
NOTE 2 - EARNINGS PER COMMON SHARE
The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended
	March 27, 2022	March 28, 2021
Weighted average common shares outstanding for basic computations	268.3	279.0
Weighted average dilutive effect of equity awards	0.9	1.0
Weighted average common shares outstanding for diluted computations	269.2	280.0
We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units (RSUs) and performance stock units (PSUs) based on the treasury stock method. There were no significant anti-dilutive equity awards during the quarters ended March 27, 2022 and March 28, 2021. Basic and diluted weighted average common shares outstanding have decreased in 2022 and 2021 due to share repurchases. See “Note 9 - Stockholders’ Equity” for more information.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
NOTE 3 - INFORMATION ON BUSINESS SEGMENTS
Overview
We operate in four business segments: Aeronautics, Missiles and Fire Control (MFC), Rotary and Mission Systems (RMS) and Space. We organize our business segments based on the nature of products and services offered.
Selected Financial Data by Business Segment
Net sales and operating profit of our business segments exclude intersegment sales, cost of sales, and profit as these activities are eliminated in consolidation and thus not included in management’s evaluation of performance of each segment. Business segment operating profit includes our share of earnings or losses from equity method investees as the operating activities of the equity method investees are closely aligned with the operations of our business segments.
Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended
	March 27, 2022	March 28, 2021
Net sales
Aeronautics	$6,401	$6,387
Missiles and Fire Control	2,452	2,749
Rotary and Mission Systems	3,552	4,107
Space	2,559	3,015
Total net sales	$14,964	$16,258
Operating profit
Aeronautics	$679	$693
Missiles and Fire Control	384	396
Rotary and Mission Systems	348	433
Space	245	227
Total business segment operating profit	1,656	1,749
Unallocated items
FAS/CAS pension operating adjustment	426	489
Severance and restructuring charges	—	(36)
Other, net	(149)	(20)
Total unallocated items	277	433
Total consolidated operating profit	$1,933	$2,182
Intersegment sales
Aeronautics	$60	$53
Missiles and Fire Control	156	129
Rotary and Mission Systems	455	478
Space	83	82
Total intersegment sales	$754	$742
Amortization of purchased intangibles
Aeronautics	$—	$—
Missiles and Fire Control	(1)	(1)
Rotary and Mission Systems	(58)	(58)
Space	(3)	(22)
Total amortization of purchased intangibles	$(62)	$(81)

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Unallocated Items
Business segment operating profit also excludes the FAS/CAS pension operating adjustment, a portion of corporate costs not considered allowable or allocable to contracts with the U.S. Government under the applicable U.S. Government cost accounting standards (CAS) or federal acquisition regulations (FAR), and other items not considered part of management’s evaluation of segment operating performance such as a portion of management and administration costs, legal fees and settlements, environmental costs, stock-based compensation expense, retiree benefits, significant severance actions, significant asset impairments, gains or losses from divestitures, and other miscellaneous corporate activities. Excluded items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. See “Note 10 - Other” for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.
FAS/CAS Pension Adjustment
We recover CAS pension and other postretirement benefit plan cost through the pricing of our products and services on U.S. Government contracts and, therefore, recognize CAS pension cost in each of our business segment’s net sales and cost of sales. Our consolidated financial statements must present FAS pension and other postretirement benefit plan income calculated in accordance with FAS requirements under U.S. GAAP. The operating portion of the net FAS/CAS pension adjustment represents the difference between the service cost component of FAS pension (expense) income and total CAS pension cost. The non-service FAS pension (expense) income components are included in non-service FAS pension (expense) income in our consolidated statements of earnings. As a result, to the extent that CAS pension cost exceeds the service cost component of FAS pension (expense) income, we have a favorable FAS/CAS pension operating adjustment.
Total FAS/CAS pension adjustment for the quarters ended March 27, 2022 and March 28, 2021, including the service and non-service cost components of FAS pension (expense) income for our qualified defined benefit pension plans, were as follows (in millions):

	Quarters Ended
	March 27, 2022	March 28, 2021
Total FAS income and CAS cost
Total FAS pension income	$116	$66
Less: CAS pension cost	450	516
Total FAS/CAS pension adjustment	$566	$582

Service and non-service cost reconciliation
FAS pension service cost	$(24)	$(27)
Less: CAS pension cost	450	516
Total FAS/CAS pension operating adjustment	426	489
Non-service FAS pension income	140	93
Total FAS/CAS pension adjustment	$566	$582

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Net sales by products and services, contract type, customer, and geographic region were as follows (in millions):

	Quarter Ended March 27, 2022
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$5,417	$2,173	$2,788	$2,116	$12,494
Services	984	279	764	443	2,470
Total net sales	$6,401	$2,452	$3,552	$2,559	$14,964
Net sales by contract type
Fixed-price	$4,686	$1,713	$2,218	$637	$9,254
Cost-reimbursable	1,715	739	1,334	1,922	5,710
Total net sales	$6,401	$2,452	$3,552	$2,559	$14,964
Net sales by customer
U.S. Government	$4,213	$1,595	$2,511	$2,516	$10,835
International (a)	2,150	852	971	34	4,007
U.S. commercial and other	38	5	70	9	122
Total net sales	$6,401	$2,452	$3,552	$2,559	$14,964
Net sales by geographic region
United States	$4,251	$1,600	$2,581	$2,525	$10,957
Europe	1,023	256	187	24	1,490
Asia Pacific	721	106	432	7	1,266
Middle East	262	465	176	3	906
Other	144	25	176	—	345
Total net sales	$6,401	$2,452	$3,552	$2,559	$14,964

	Quarter Ended March 28, 2021
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$5,479	$2,410	$3,300	$2,564	$13,753
Services	908	339	807	451	2,505
Total net sales	$6,387	$2,749	$4,107	$3,015	$16,258
Net sales by contract type
Fixed-price	$4,734	$1,878	$2,677	$614	$9,903
Cost-reimbursable	1,653	871	1,430	2,401	6,355
Total net sales	$6,387	$2,749	$4,107	$3,015	$16,258
Net sales by customer
U.S. Government	$4,273	$2,041	$2,810	$2,551	$11,675
International (a)	2,099	703	1,220	457	4,479
U.S. commercial and other	15	5	77	7	104
Total net sales	$6,387	$2,749	$4,107	$3,015	$16,258
Net sales by geographic region
United States	$4,288	$2,046	$2,887	$2,558	$11,779
Europe	854	182	201	455	1,692
Asia Pacific	893	51	650	2	1,596
Middle East	284	458	170	—	912
Other	68	12	199	—	279
Total net sales	$6,387	$2,749	$4,107	$3,015	$16,258

(a)International sales include foreign military sales (FMS) contracted through the U.S. Government and direct commercial sales to international governments and other international customers.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented approximately 29% of our total consolidated net sales for the quarter ended March 27, 2022 and 27% of our total consolidated net sales for the quarter ended March 28, 2021.
Total assets for each of our business segments were as follows (in millions):

	March 27, 2022	December 31, 2021
Assets
Aeronautics	$12,232	$10,756
Missiles and Fire Control	5,410	5,243
Rotary and Mission Systems	17,569	17,664
Space	6,315	6,199
Total business segment assets	41,526	39,862
Corporate assets (a)	9,984	11,011
Total assets	$51,510	$50,873
(a)Corporate assets primarily include cash and cash equivalents, deferred income taxes, assets for the portion of environmental costs that are probable of future recovery, investments held in a separate trust and investments held in Lockheed Martin Ventures Fund.
NOTE 4 - CONTRACT ASSETS AND LIABILITIES
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

	March 27, 2022	December 31, 2021
Contract assets	$12,130	$10,579
Contract liabilities	7,902	8,107
Contract assets increased $1.6 billion during the quarter ended March 27, 2022, due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the quarter ended March 27, 2022 for which we have not yet billed our customers (primarily on the F-35 program at Aeronautics). There were no significant credit or impairment losses related to our contract assets during the quarters ended March 27, 2022 and March 28, 2021.
Contract liabilities decreased $205 million during the quarter ended March 27, 2022, primarily due to revenue recognized in excess of payments received on these performance obligations. During the quarter ended March 27, 2022, we recognized $2.1 billion of our contract liabilities at December 31, 2021 as revenue. During the quarter ended March 28, 2021, we recognized $2.3 billion of our contract liabilities at December 31, 2020 as revenue.
NOTE 5 - INVENTORIES
Inventories consisted of the following (in millions):

	March 27, 2022	December 31, 2021
Materials, spares and supplies	$630	$624
Work-in-process	2,312	2,163
Finished goods	202	194
Total inventories	$3,144	$2,981
Costs incurred to fulfill a contract in advance of the contract being awarded are included in inventories as work-in-process if we determine that those costs relate directly to a contract or to an anticipated contract that we can specifically

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
identify and contract award is probable, the costs generate or enhance resources that will be used in satisfying performance obligations, and the costs are recoverable (referred to as pre-contract costs). Pre-contract costs that are initially capitalized in inventory are generally recognized as cost of sales consistent with the transfer of products and services to the customer upon the receipt of the anticipated contract. All other pre-contract costs, including start-up costs, are expensed as incurred. As of March 27, 2022 and December 31, 2021, $749 million and $634 million of pre-contract costs were included in inventories.
NOTE 6 - POSTRETIREMENT BENEFIT PLANS
The pretax FAS (expense) income related to our qualified defined benefit pension plans and retiree medical and life insurance plans consisted of the following (in millions):

	Quarters Ended
	March 27, 2022	March 28, 2021
Qualified defined benefit pension plans
Operating:
Service cost	$(24)	$(27)
Non-operating:
Interest cost	(302)	(311)
Expected return on plan assets	502	569
Recognized net actuarial losses	(150)	(252)
Amortization of prior service credits	90	87
Non-service FAS pension income	140	93
Total FAS pension income	$116	$66
Retiree medical and life insurance plans
Operating:
Service cost	$(2)	$(3)
Non-operating:
Interest cost	(12)	(13)
Expected return on plan assets	34	35
Recognized net actuarial gains	11	—
Amortization of prior service costs	(7)	(9)
Non-service FAS retiree medical and life income	26	13
Total FAS retiree medical and life income	$24	$10
We record the service cost component of FAS (expense) income for our qualified defined benefit plans and retiree medical and life insurance plans in the cost of sales accounts on our consolidated statement of earnings; the non-service components of our FAS (expense) income for our qualified defined benefit pension plans in the non-service FAS pension income account on our consolidated statement of earnings; and the non-service components of our FAS (expense) income for our retiree medical and life insurance plans as part of the other non-operating income, net account on our consolidated statements of earnings.
The recognized net actuarial losses or gains and amortization of prior service credits or costs in the table above, along with similar costs related to our other postretirement benefit plans ($5 million for the quarter ended March 27, 2022 and $4 million for the quarter ended March 28, 2021) were reclassified from accumulated other comprehensive loss (AOCL) and recorded as a component of FAS income for the periods presented. These costs totaled $61 million ($48 million, net of tax) during the quarter ended March 27, 2022, and $178 million ($140 million, net of tax) during the quarter ended March 28, 2021 and were recorded on our consolidated statements of comprehensive income as an increase to other comprehensive income.
The required funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended, along with consideration of CAS and Internal Revenue

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Code rules. We made no contributions to our qualified defined benefit pension plans during the quarters ended March 27, 2022 and March 28, 2021.
NOTE 7 - LEGAL PROCEEDINGS AND CONTINGENCIES
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
Legal Proceedings

United States of America, ex rel. Patzer; Cimma v. Sikorsky Aircraft Corp., et al.
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
At March 27, 2022 and December 31, 2021, the aggregate amount of liabilities recorded relative to environmental matters was $729 million and $742 million, most of which are recorded in other noncurrent liabilities on our consolidated balance sheets. We have recorded assets for the portion of environmental costs that are probable of future recovery totaling $632 million and $645 million at March 27, 2022 and December 31, 2021, most of which are recorded in other noncurrent assets on our consolidated balance sheets.
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
In addition to the proceedings and potential proceedings discussed above, potential new regulations of perchlorate and hexavalent chromium at the federal and state level could adversely affect us. The California State Water Resources Control Board, a branch of the California Environmental Protection Agency, recently announced its proposed maximum contaminant level for hexavalent chromium in drinking water of 10 parts per billion (ppb) after such standard was previously challenged as being too high. We expect that a 10 ppb standard, if adopted, would have minimal impact on Lockheed Martin’s liability at its remediation sites in California. The U.S. Environmental Protection Agency (EPA) is considering whether to regulate hexavalent chromium at the federal level. In June 2020, the EPA decided not to regulate perchlorate in drinking water at the federal level and confirmed this decision in April 2022 after the original decision was challenged. Despite the EPA’s decision, the California State Water Resources Control Board continues to reevaluate its existing drinking water standard of 6 ppb for perchlorate.
If substantially lower standards are adopted for perchlorate (in California) or for hexavalent chromium (at the federal level), we expect a material increase in our estimates for environmental liabilities and the related assets for the portion of the increased costs that are probable of future recovery in the pricing of our products and services for the U.S. Government. The amount that would be allocable to our non-U.S. Government contracts or that is determined not to be recoverable under U.S. Government contracts would be expensed, which may have a material effect on our earnings in any particular interim reporting period.
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
Letters of Credit, Surety Bonds and Third-Party Guarantees
We have entered into standby letters of credit and surety bonds issued on our behalf by financial institutions, and we have directly issued guarantees to third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as joint venture partners. We had total outstanding letters of credit, surety bonds and third-party guarantees aggregating $3.5 billion and $3.6 billion at March 27, 2022 and December 31, 2021. Third-party guarantees do not include guarantees issued on behalf of subsidiaries and other consolidated entities.
At March 27, 2022 and December 31, 2021, third-party guarantees totaled $829 million and $838 million, of which approximately 69% related to guarantees of contractual performance of joint ventures to which we currently are or previously were a party. These amounts represent our estimate of the maximum amounts we would expect to incur upon the contractual non-performance of the joint venture, joint venture partners or divested businesses. Generally, we also have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner.
In determining our exposures, we evaluate the reputation, performance on contractual obligations, technical capabilities and credit quality of our current and former joint venture partners and the transferee under novation agreements all of which include a guarantee as required by the FAR. At March 27, 2022 and December 31, 2021, there were no material amounts recorded in our financial statements related to third-party guarantees or novation agreements.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Other
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
NOTE 8 - FAIR VALUE MEASUREMENTS
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	March 27, 2022			December 31, 2021
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Mutual funds	$1,327	$1,327	$—	$1,434	$1,434	$—
U.S. Government securities	102	—	102	121	—	121
Other securities	769	588	181	684	492	192
Derivatives	9	—	9	15	—	15
Liabilities
Derivatives	74	—	74	60	—	60
Assets measured at NAV (a)
Other commingled funds	20			20
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
The aggregate notional amount of our outstanding interest rate swaps was $500 million at both March 27, 2022 and December 31, 2021. The aggregate notional amount of our outstanding foreign currency hedges was $5.9 billion and $4.0 billion at March 27, 2022 and December 31, 2021. The fair values of our outstanding interest rate swaps and foreign currency hedges at March 27, 2022 and December 31, 2021 were not significant. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters ended March 27, 2022 and March 28, 2021. The impact of derivative instruments on our consolidated statements of cash flows is included in net cash provided by operating activities. Substantially all of our derivatives are designated for hedge accounting.
We also hold investments in public companies, primarily as a result of certain companies in which Lockheed Martin Ventures invested going public. These investments have quoted market prices in active markets (Level 1) and are recorded at fair value at the end of each reporting period and reflected in other securities in the table above. See “Note 10 - Other - Lockheed Martin Ventures Fund” for more information on Lockheed Martin Ventures investments.
In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $13.7 billion and $15.4 billion at March 27, 2022 and December 31, 2021. The outstanding principal amount of debt was $12.8 billion at both March 27, 2022 and December 31, 2021, excluding $1.2 billion and $1.1 billion of unamortized discounts and issuance costs at March 27, 2022 and December 31, 2021. The estimated fair values of our outstanding debt were determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates and credit spreads (Level 2).
NOTE 9 - STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
During the quarter ended March 27, 2022, we entered into an accelerated share repurchase (ASR) agreement to purchase $2.0 billion of our common stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. Under the terms of the ASR agreement, we paid $2.0 billion and received an initial delivery of 4.1 million shares of our common stock. Subsequent to our first quarter 2022, upon final settlement of the ASR agreement on April 14, 2022, we received an additional 0.6 million shares of our common stock for no additional consideration. In addition, as previously disclosed, in January 2022, we received an additional 2.2 million shares of our common stock for no additional consideration upon final settlement of the ASR we entered into in the fourth quarter of 2021.
The total remaining authorization for future common share repurchases under our share repurchase program was $1.9 billion as of March 27, 2022. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.
Dividends
We declared cash dividends totaling $749 million ($2.80 per share) during the quarter ended March 27, 2022.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
The total amount declared may differ from the total amount of dividends paid during a period due to the timing of dividend-equivalents paid on RSUs and PSUs. These dividend-equivalents are accrued during the vesting period and are paid upon the vesting of the RSUs and PSUs, which primarily occurs in the first quarter each year.
Accumulated Other Comprehensive Loss
Changes in the balance of AOCL, net of tax, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL
Balance at December 31, 2021	$(10,964)	$(42)	$(11,006)
Other comprehensive income (loss) before reclassifications	—	(22)	(22)
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	115	—	115
Amortization of net prior service credits (a)	(67)	—	(67)
Other	—	1	1
Total reclassified from AOCL	48	1	49
Total other comprehensive income (loss)	48	(21)	27
Balance at March 27, 2022	$(10,916)	$(63)	$(10,979)

Balance at December 31, 2020	$(16,155)	$34	$(16,121)
Other comprehensive income (loss) before reclassifications	—	(26)	(26)
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	204	—	204
Amortization of net prior service credits (a)	(64)	—	(64)
Other	—	(1)	(1)
Total reclassified from AOCL	140	(1)	139
Total other comprehensive income (loss)	140	(27)	113
Balance at March 28, 2021	$(16,015)	$7	$(16,008)

(a)Reclassifications from AOCL related to our postretirement benefit plans were recorded as a component of FAS (expense) income for each period presented. See “Note 6 - Postretirement Benefit Plans”.
NOTE 10 - OTHER
Changes in Estimates
Significant estimates and assumptions are made in estimating contract sales and costs, including the profit booking rate. At the outset of a long-term contract, we identify and monitor risks to the achievement of the technical, schedule and cost aspects of the contract, as well as variable consideration, and assess the effects of those risks on our estimates of sales and total costs to complete the contract. The estimates consider the technical requirements (e.g., a newly-developed product versus a mature product), the schedule and associated tasks (e.g., the number and type of milestone events), and costs (e.g., material, labor, subcontractor, overhead, general and administrative and the estimated costs to fulfill our industrial cooperation agreements, sometimes referred to as offset or localization agreements, required under certain contracts with international customers). The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements, schedule and costs in the initial estimated total costs to complete the contract. Profit booking rates may increase during the performance of the contract if we successfully retire risks surrounding the technical, schedule and cost aspects of the contract, which decreases the estimated total costs to complete the contract or may increase the variable consideration we expect to receive on the contract. Conversely, our profit booking rates may decrease if the estimated total costs to complete the contract increase or our estimates of variable consideration we expect to receive decrease. All of the estimates are subject to change during the performance of the contract and may affect the profit booking rate. When estimates of total costs to be incurred on a contract exceed total estimates of the transaction price, a provision for the entire loss is determined at the contract level and is recorded in the period in which the loss is determined.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
In addition, comparability of our segment sales, operating profit and operating margin may be impacted favorably or unfavorably by changes in profit booking rates on our contracts for which we recognize revenue over time using the percentage-of-completion cost-to-cost method to measure progress towards completion. Increases in the profit booking rates, typically referred to as favorable profit adjustments, usually relate to revisions in the estimated total costs to fulfill the performance obligations that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate, resulting in an increase in the estimated total costs to fulfill the performance obligations and a reduction in the profit booking rate and are typically referred to as unfavorable profit adjustments. Increases or decreases in profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Segment operating profit and margin may also be impacted favorably or unfavorably by other items, which may or may not impact sales. Favorable items may include the positive resolution of contractual matters, cost recoveries on severance and restructuring charges, insurance recoveries and gains on sales of assets. Unfavorable items may include the adverse resolution of contractual matters; restructuring charges, except for significant severance actions, which are excluded from segment operating results; reserves for disputes; certain asset impairments; and losses on sales of certain assets.
Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit by approximately $405 million during the quarter ended March 27, 2022 and $495 million during the quarter ended March 28, 2021. These adjustments increased net earnings by approximately $320 million ($1.19 per share) during the quarter ended March 27, 2022 and $391 million ($1.40 per share) during the quarter ended March 28, 2021. We recognized net sales from performance obligations satisfied in prior periods of approximately $416 million during the quarter ended March 27, 2022, and $492 million during the quarter ended March 28, 2021, which primarily relate to changes in profit booking rates that impacted revenue.
We have experienced performance issues on a classified fixed-price incentive fee contract that involves highly complex design and systems integration at our Aeronautics business segment. As of March 27, 2022, cumulative losses remained at approximately $225 million. We will continue to monitor our performance, any future changes in scope, and estimated costs to complete the program and may have to record additional losses in future periods if we experience further performance issues, increases in scope, or cost growth, which could be material to our operating results. In addition, we and our industry team will incur advanced procurement costs (also referred to as precontract costs) in order to enhance our ability to achieve the revised schedule and certain milestones. We will monitor the recoverability of precontract costs, which could be impacted by the customer’s decision regarding future phases of the program.
We are responsible for a program to design, develop and construct a ground-based radar at our RMS business segment. The program has experienced performance issues for which we have periodically accrued reserves. As of March 27, 2022, cumulative losses remained at approximately $280 million. We will continue to monitor our performance, any future changes in scope, and estimated costs to complete the program and may have to record additional losses in future periods if we experience further performance issues, increases in scope, or cost growth. However, based on the losses previously recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our operating results or financial condition.
We have a program, EADGE-T, to design, integrate and install an air missile defense command, control, communications, computers - intelligence (C4I) system for an international customer that has experienced performance issues and for which we have periodically accrued reserves at our RMS business segment. We last recorded a charge and accrued reserves for this program in 2017. As of March 27, 2022, cumulative losses remained at approximately $260 million. We continue to monitor program requirements and our performance. At this time, we do not anticipate additional charges that would be material to our operating results or financial condition.
Backlog
Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. Our backlog includes both funded (firm orders for our products and services for which funding has been both authorized and appropriated by the customer) and unfunded (firm orders for which funding has not been appropriated) amounts. We do not include unexercised options or potential orders under indefinite-delivery, indefinite-quantity agreements in our backlog. For our cost-reimbursable and fixed-priced-incentive contracts, the estimated consideration we expect to receive pursuant to the terms of the contract may exceed the contractual award amount. The estimated consideration is determined at the outset of the contract and is continuously reviewed throughout the contract period. In determining the estimated consideration, we consider the risks

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
related to the technical, schedule and cost impacts to complete the contract and an estimate of any variable consideration. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of March 27, 2022, our ending backlog was $134.2 billion. We expect to recognize approximately 38% of our backlog over the next 12 months and approximately 61% over the next 24 months as revenue with the remainder recognized thereafter.
Lockheed Martin Ventures Fund
Through our Lockheed Martin Ventures Fund, we make strategic investments in companies that we believe are advancing or developing new technologies applicable to our business. These investments may be in the form of common or preferred stock, warrants, convertible debt securities or investments in funds. Most of the investments are in equity securities without readily determinable fair values, which are measured initially at cost and are then adjusted to fair value only if there is an observable price change or reduced for impairment, if applicable. Investments with quoted market prices in active markets (Level 1) are recorded at fair value at the end of each reporting period. The carrying amounts of investments held in our Lockheed Martin Ventures Fund were $575 million and $465 million at March 27, 2022 and December 31, 2021. During the quarters ended March 27, 2022 and March 28, 2021, we recorded net gains of $103 million ($77 million, or $0.29 per share, after-tax) and $68 million ($51 million, or $0.18 per share, after-tax) due to changes in fair value and/or sales of investments which are reflected in the other non-operating income, net account on our consolidated statements of earnings.
Income Taxes
Our effective income tax rate was 15.9% and 16.9% for the quarters ended March 27, 2022 and March 28, 2021. The rate for the first quarter of 2022 is lower due to increased tax deductions for employee equity awards and foreign derived intangible income compared to the first quarter of 2021. The rates for both periods benefited from the research and development tax credit and dividends paid to our defined contribution plans with an employee stock ownership plan feature.

Severance and Restructuring Charges
During the first quarter of 2021, we recorded severance and restructuring charges of $36 million ($28 million, or $0.10 per share, after-tax) related to workforce reductions and facility exit costs within our RMS business segment. These actions were taken to consolidate certain operations in order to improve the efficiency of RMS’ manufacturing operations and affordability of its products and services. Employees terminated as part of these actions were to receive lump-sum severance payments upon separation primarily based on years of service.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In 2017, the United Kingdom’s Financial Conduct Authority (FCA) announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (LIBOR), which have been widely used as reference rates for various securities and financial contracts, including loans, debt and derivatives. This announcement indicates that the continuation of LIBOR on the current basis is not guaranteed after 2021. Subsequently in March 2021, the FCA announced some USD LIBOR tenors (overnight, 1 month, 3 month, 6 month and 12 month) will continue to be published until June 30, 2023. Regulators in the U.S. and other jurisdictions have been working to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as the Secured Overnight Financing Rate (SOFR) for USD LIBOR. Currently, our credit facility and certain of our derivative instruments reference LIBOR-based rates. Our credit facility contains provisions specifying alternative interest rate calculations to be employed when LIBOR ceases to be available as a benchmark and we have adhered to the ISDA 2020 IBOR Fallbacks Protocol, which will govern our derivatives upon the final cessation of USD LIBOR. ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended, helps limit the accounting impact from contract modifications, including hedging relationships, due to the transition from LIBOR to alternative reference rates that are completed by December 31, 2022. We do not expect a significant impact to our financial results, financial position or cash flows from the transition from LIBOR to alternative reference interest rates, but we will continue to monitor the impact of this transition until it is completed.
Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 2014-09, Revenue from Contracts with Customers (Topic 606). The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The new standard is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. We adopted the new standard effective January 1, 2022. The adoption of the new standard did not have an impact to our financial results, financial position, or cash flows.
Government Assistance (Topic 832): Disclosures by Business Entities About Government Assistance
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance, which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information about the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. We adopted the new standard effective January 1, 2022. The financial impact of our government assistance transactions within the scope of this standard are currently not material for disclosure.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lockheed Martin Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Lockheed Martin Corporation (the Corporation) as of March 27, 2022, the related consolidated statements of earnings, comprehensive income, cash flows and equity for the quarters ended March 27, 2022 and March 28, 2021, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Corporation as of December 31, 2021, the related consolidated statements of earnings, comprehensive income, cash flows and equity for the year then ended, and the related notes (not presented herein); and in our report dated January 25, 2022, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 20, 2022

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS OVERVIEW
We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics, system integration and cybersecurity services. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. During the quarter ended March 27, 2022, 72% of our $15.0 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 63% from the Department of Defense (DoD)), 27% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government) and 1% were from U.S. commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security and information technology, including cybersecurity.
The following discussion is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and with our Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Form 10-K).
COVID-19
The COVID-19 pandemic continued to cause business impacts in the first quarter of 2022 primarily driven by the emergence of the Omicron variant in late 2021 with a resulting increase in COVID cases in early 2022. During the first quarter of 2022, our performance was adversely affected by supply chain disruptions and delays, as well as labor challenges associated with employee absences, travel restrictions, site access, quarantine restrictions, remote work, and adjusted work schedules. Attendance for employees required to be onsite has fluctuated based on pandemic developments. We are actively engaging with our customers and are continuing to take measures to protect the health and safety of our employees by encouraging them to get vaccinated, including booster shots. In our on-going effort to mitigate supply chain risks, we accelerated payments of $1.0 billion to our suppliers as of March 27, 2022, that are due according to contractual terms in future periods, while consistently prioritizing small businesses, which make up over half of our active supply base, as well as at-risk businesses.
The ultimate impact of COVID-19 on our operations and financial performance in future periods, including our ability to execute our programs in the expected timeframe, remains uncertain and will depend on future pandemic-related developments, including the duration of the pandemic, potential subsequent waves of COVID-19 infection or potential new variants (e.g. Ba.2), the effectiveness and adoption of COVID-19 vaccines and therapeutics, supplier impacts and related government actions to prevent and manage disease spread, including the implementation of any federal, state, local or foreign vaccine mandates, all of which are uncertain and cannot be predicted. The long-term impacts of COVID-19 on government budgets and other funding priorities, including international priorities, that impact demand for our products and services are also difficult to predict but could negatively affect our future results and performance.
For additional risks to the corporation related to the COVID-19 pandemic, see Item 1A, Risk Factors of our 2021 Form 10-K.
Termination of Agreement to Acquire Aerojet Rocketdyne Holdings, Inc.
On February 13, 2022, we announced that we had terminated our agreement to acquire Aerojet Rocketdyne Holdings, Inc. following the filing by the Federal Trade Commission on January 25, 2022, of complaints to block the closing of the transaction. No termination penalties were incurred by either party in connection with the termination of the transaction. The termination did not have an impact to our operating results, financial position or cash flows.

INDUSTRY CONSIDERATIONS
U.S. Government Funding
On March 15, 2022, the President signed the Consolidated Appropriations Act, 2022, providing annual funding for the DoD and other government departments and agencies. The appropriation provided $781 billion for national defense, which includes the DoD, Department of Energy (DoE) nuclear weapons-related activities, and the national security activities of the Coast Guard, Federal Bureau of Investigation, and others. The DoD portion was $742.3 billion, $25 billion more than the President’s Fiscal Year (FY) 2022 request. Additionally, the legislation included $13.6 billion in supplemental funding to support Ukraine, including $3.5 billion for defense articles and $650 million in Foreign Military Financing (FMF) for Ukraine and other Eastern European allies. Our programs continued to be well supported and funded through the FY 2022 budget process. It is also anticipated that future FY 2022 Ukraine supplemental requests will be submitted to Congress.
On March 28, 2022, the Administration submitted to Congress the President’s FY 2023 budget request, which proposes $813 billion for national defense. The DoD portion of this request is $773 billion, a 4% increase above the FY 2022 enacted amount.
See also the discussion of U.S. Government funding risks within “Item 1A, Risk Factors” included in our 2021 Form 10-K.

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

	Quarters Ended
	March 27, 2022	March 28, 2021
Net sales	$14,964	$16,258
Cost of sales	(13,055)	(14,072)
Gross profit	1,909	2,186
Other income (expense), net	24	(4)
Operating profit	1,933	2,182
Interest expense	(135)	(140)
Non-service FAS pension income	140	93
Other non-operating income, net	123	76
Earnings before income taxes	2,061	2,211
Income tax expense	(328)	(374)
Net earnings	$1,733	$1,837
Diluted earnings per common share	$6.44	$6.56

Certain amounts reported in other income (expense), net, including our share of earnings or losses from equity method investees, are included in the operating profit of our business segments. Accordingly, such amounts are included in the discussion of our business segment results of operations.
Net Sales
We generate sales from the delivery of products and services to our customers. Our consolidated net sales were as follows (in millions):

	Quarters Ended
	March 27, 2022	March 28, 2021
Products	$12,494	$13,753
% of total net sales	83.5%	84.6%
Services	2,470	2,505
% of total net sales	16.5%	15.4%
Total net sales	$14,964	$16,258
Substantially all of our contracts are accounted for using the percentage-of-completion cost-to-cost method. Under the percentage-of-completion cost-to-cost method, we record net sales on contracts over time based upon our progress towards completion on a particular contract, as well as our estimate of the profit to be earned at completion. The following discussion of material changes in our consolidated net sales should be read in tandem with the subsequent discussion of changes in our consolidated cost of sales and our business segment results of operations because changes in our sales are typically accompanied by a corresponding change in our cost of sales due to the nature of the percentage-of-completion cost-to-cost method. Overall, our sales were negatively affected in the first quarter of 2022 because of supply chain impacts.

Product Sales
Product sales decreased $1.3 billion, or 9%, during the quarter ended March 27, 2022 compared to the same period in 2021. The decrease is primarily attributable to lower product sales of approximately $510 million at RMS due to lower net sales for training and logistics solutions (TLS) programs due to the delivery of an international pilot training system in the first quarter of 2021 and lower production volume on Black Hawk; about $450 million mostly at Space due to the previously announced renationalization of the Atomic Weapons Establishment (AWE) program on June 30, 2021, which was no longer included in the company's financial results beginning in the third quarter of 2021; and approximately $235 million at MFC due to lower volume on Terminal High Altitude Area Defense (THAAD), Patriot Advanced Capability-3 (PAC-3) and air dominance weapon systems.
Service Sales
Service sales decreased $35 million, or 1%, during the quarter ended March 27, 2022 compared to the same period in 2021. The decrease in service sales was primarily due to lower sales of approximately $60 million at MFC and $45 million at RMS, partially offset by higher sales of about $75 million at Aeronautics.
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

	Quarters Ended
	March 27, 2022	March 28, 2021
Cost of sales – products	$(11,161)	$(12,281)
% of product sales	89.3%	89.3%
Cost of sales – services	(2,175)	(2,230)
% of service sales	88.1%	89.0%
Severance and restructuring charges	—	(36)
Other unallocated, net	281	475
Total cost of sales	$(13,055)	$(14,072)
The following discussion of material changes in our consolidated cost of sales for products and services should be read in tandem with the preceding discussion of changes in our consolidated net sales and our business segment results of operations. Except for potential impacts to our programs resulting from COVID-19, including related supply chain impacts, we have not identified any additional developing trends in cost of sales for products and services that would have a material impact on our future operations.
Product Costs
Product costs decreased $1.1 billion, or 9%, during the quarter ended March 27, 2022 compared to the same period in 2021. The decrease was primarily attributable to lower product costs of approximately $450 million at RMS due to the delivery of an international pilot training system in the first quarter of 2021 and lower production volume on Black Hawk; about $420 million at Space primarily due to the renationalization of AWE; and approximately $225 million at MFC due to lower volume on THAAD, PAC-3 and air dominance weapon systems.
Service Costs
Service costs decreased $55 million, or 2%, during the quarter ended March 27, 2022 compared to the same period in 2021. The decrease was primarily attributable to lower service costs of approximately $60 million at MFC, and about $30 million at RMS, partially offset by higher service costs of approximately $50 million at Aeronautics.

Severance and Restructuring Charges
During the first quarter of 2021, we recorded severance and restructuring charges of $36 million ($28 million, or $0.10 per share, after-tax) associated with plans to close and consolidate certain facilities and reduce total workforce within our RMS business segment.
Other Unallocated, Net
Other unallocated, net primarily includes the FAS/CAS pension operating adjustment (which represents the difference between CAS pension cost recorded in our business segment’s results of operations and the service cost component of FAS pension (expense) income), stock-based compensation expense and other corporate costs. These items are not allocated to the business segments and, therefore, are not allocated to cost of sales for products or services. Other unallocated, net reduced cost of sales by $281 million during the quarter ended March 27, 2022, compared to $475 million during the quarter ended March 28, 2021. Other unallocated, net during the quarter ended March 27, 2022 was lower primarily due to declines in the fair value of investments held in a trust for deferred compensation plans during the quarter ended March 27, 2022 compared to the quarter ended March 28, 2021, a decrease in our FAS/CAS pension operating adjustment due to lower CAS cost from the American Rescue Plan Act of 2021 (ARPA) legislation, and fluctuations in costs associated with various corporate items, none of which were individually significant.
Other Income (Expense), Net
Other income (expense), net primarily includes earnings generated by equity method investees. Other income, net was $24 million during the quarter ended March 27, 2022, compared to other (expense), net of $4 million during the quarter ended March 28, 2021. Other income (expense), net during the quarter ended March 27, 2022 included $35 million of higher equity earnings from our equity method investment in ULA driven by higher launch volume compared to the quarter ended March 28, 2021.
Non-Service FAS Pension Income
Non-service FAS pension income was $140 million for the quarter ended March 27, 2022, compared to $93 million during the quarter ended March 28, 2021. The increase was primarily due to lower net recognized actuarial losses.
Other Non-operating Income, Net

Other non-operating income, net primarily includes gains or losses related to changes in the fair value of strategic investments in companies made by our Lockheed Martin Ventures Fund. During the quarter ended March 27, 2022, other non-operating income, net was $123 million compared to $76 million during the quarter ended March 28, 2021. The increase during the quarter ended March 27, 2022 was primarily due to higher increases in the fair value of investments held in this fund. See “Note 10 - Other” included in our Notes to Consolidated Financial Statements for additional information.
Income Tax Expense
Our effective income tax rate was 15.9% for the quarter ended March 27, 2022 and 16.9% for the quarter ended March 28, 2021. The rate for the first quarter of 2022 is lower due to increased tax deductions for employee equity awards and foreign derived intangible income compared to the first quarter of 2021. The rates for both periods benefited from the research and development tax credit and dividends paid to our defined contribution plans with an employee stock ownership plan feature.

Changes in U.S. (federal or state) or foreign tax laws and regulations, or their interpretation and application, including those with retroactive effect, including the amortization for research or experimental expenditures, could significantly impact our provision for income taxes, the amount of taxes payable, our deferred tax asset and liability balances, and stockholders’ equity. Proposals to increase the U.S. corporate income tax rate would require us to increase our net deferred tax assets upon enactment of new tax legislation, with a corresponding material, one-time, noncash decrease in income tax expense, but our income tax expense and payments would likely be materially increased in subsequent years. Our net deferred tax assets were $2.7 billion and $2.3 billion at March 27, 2022 and December 31, 2021, based on a 21% federal statutory income tax rate, and primarily relate to our postretirement benefit plans. In addition to future changes in tax laws, the amount of net deferred tax assets will change periodically based on several factors, including the measurement of our postretirement benefit plan obligations, actual cash contributions to our postretirement benefit plans and the reevaluation of uncertain tax positions.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years. While it is possible that Congress may defer, modify, or repeal this provision, potentially with retroactive effect, and we continue to have ongoing discussions with members of Congress, both on our own and with other industries through coalitions, we have no assurance that this provision will be deferred, modified, or repealed. Furthermore, in anticipation of the new provision taking effect, we have analyzed the provision and worked with our advisors to evaluate its application to our business. If this provision is not deferred, modified, or repealed with retroactive effect to January 1, 2022, we estimate it will decrease our cash from operations in 2022 by approximately $500 million. The actual impact on 2022 cash from operations will depend on if and when this provision is deferred, modified, or repealed by Congress, including if retroactively, and the amount of research and development expenses paid or incurred in 2022 among other factors. While the largest impact will be to 2022 cash from operations, the impact would continue over the five year amortization period, but would decrease over the period and be immaterial in year six.
We are regularly under audit or examination by tax authorities, including foreign tax authorities (including in, amongst others, Australia, Canada, India, Italy, Japan, Poland, and the United Kingdom). The final determination of tax audits and any related litigation could similarly result in unanticipated increases in our tax expense and affect profitability and cash flows.
Net Earnings
We reported net earnings from continuing operations of $1.7 billion ($6.44 per share) during the quarter ended March 27, 2022, compared to $1.8 billion ($6.56 per share) during the quarter ended March 28, 2021. Net earnings and earnings per share for the quarter ended March 27, 2022 were affected by the factors mentioned above. Earnings per share also benefited from a net decrease of approximately 10.8 million weighted average common shares outstanding during the quarter ended March 27, 2022, compared to the same period in 2021. The reduction in weighted average common shares was a result of share repurchases, partially offset by share issuance under our stock-based awards and certain defined contribution plans.

BUSINESS SEGMENT RESULTS OF OPERATIONS
We operate in four business segments: Aeronautics, MFC, RMS and Space. We organize our business segments based on the nature of products and services offered.
Net sales and operating profit of our business segments exclude intersegment sales, cost of sales, and profit as these activities are eliminated in consolidation and thus not included in management’s evaluation of performance of each segment. Business segment operating profit includes our share of earnings or losses from equity method investees as the operating activities of the equity method investees are closely aligned with the operations of our business segments.
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
Excluded items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. See “Note 10 - Other” (under the caption “Changes in Estimates”) included in our Notes to Consolidated Financial Statements for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended
	March 27, 2022	March 28, 2021
Net sales
Aeronautics	$6,401	$6,387
Missiles and Fire Control	2,452	2,749
Rotary and Mission Systems	3,552	4,107
Space	2,559	3,015
Total net sales	$14,964	$16,258
Operating profit
Aeronautics	$679	$693
Missiles and Fire Control	384	396
Rotary and Mission Systems	348	433
Space	245	227
Total business segment operating profit	1,656	1,749
Unallocated items
FAS/CAS pension operating adjustment	426	489
Severance and restructuring charges	—	(36)
Other, net	(149)	(20)
Total unallocated items	277	433
Total consolidated operating profit	$1,933	$2,182
We recover CAS pension and other postretirement benefit plan cost through the pricing of our products and services on U.S. Government contracts and, therefore, recognize CAS pension cost in each of our business segment’s net sales and cost of sales. Our consolidated financial statements must present FAS pension and other postretirement benefit plan income calculated in accordance with FAS requirements under U.S. GAAP. The operating portion of the net FAS/CAS pension adjustment represents the difference between the service cost component of FAS pension (expense) income and total CAS pension cost. The non-service FAS pension (expense) income components are included in non-service FAS pension (expense) income in our consolidated statements of earnings. As a result, to the extent that CAS pension cost exceeds the service cost component of FAS pension (expense) income, we have a favorable FAS/CAS pension operating adjustment.
Total FAS/CAS pension adjustment for the quarters ended March 27, 2022 and March 28, 2021, including the service and non-service cost components of FAS pension (expense) income for our qualified defined benefit pension plans, were as follows (in millions):

	Quarters Ended
	March 27, 2022	March 28, 2021
Total FAS income and CAS cost
Total FAS pension income	$116	$66
Less: CAS pension cost	450	516
Total FAS/CAS pension adjustment	$566	$582

Service and non-service cost reconciliation
FAS pension service cost	$(24)	$(27)
Less: CAS pension cost	450	516
Total FAS/CAS pension operating adjustment	426	489
Non-service FAS pension income	140	93
Total FAS/CAS pension adjustment	$566	$582
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

Our net sales are primarily derived from long-term contracts for products and services provided to the U.S. Government as well as FMS contracted through the U.S. Government. We recognize revenue as performance obligations are satisfied and the customer obtains control of the products and services. For performance obligations to deliver products with continuous transfer of control to the customer, revenue is recognized based on the extent of progress towards completion of the performance obligation, generally using the percentage-of-completion cost-to-cost measure of progress for our contracts because it best depicts the transfer of control to the customer as we incur costs on our contracts. For performance obligations in which control does not continuously transfer to the customer, we recognize revenue at the point in time in which each performance obligation is fully satisfied. In the first quarter of 2022, lower supply chain activity negatively affected our net sales for the period.
Changes in net sales and operating profit generally are expressed in terms of volume. Changes in volume refer to increases or decreases in sales or operating profit resulting from varying production activity levels, deliveries or service levels on individual contracts. Volume changes in segment operating profit are typically based on the current profit booking rate for a particular contract.
In addition, comparability of our segment sales, operating profit and operating margin may be impacted favorably or unfavorably by changes in profit booking rates on our contracts for which we recognize revenue over time using the percentage-of-completion cost-to-cost method to measure progress towards completion. Increases in the profit booking rates, typically referred to as favorable profit adjustments, usually relate to revisions in the estimated total costs to fulfill the performance obligations that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate, resulting in an increase in the estimated total costs to fulfill the performance obligations and a reduction in the profit booking rate and are typically referred to as unfavorable profit adjustments. Increases or decreases in profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Segment operating profit and margin may also be impacted favorably or unfavorably by other items, which may or may not impact sales. Favorable items may include the positive resolution of contractual matters, cost recoveries on severance and restructuring charges, insurance recoveries and gains on sales of assets. Unfavorable items may include the adverse resolution of contractual matters; restructuring charges, except for significant severance actions, which are excluded from segment operating results; reserves for disputes; certain asset impairments; and losses on sales of certain assets.
Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit by approximately $405 million during the quarter ended March 27, 2022 and $495 million during the quarter ended March 28, 2021.
We periodically experience performance issues and record losses for certain programs. For further discussion on the programs at Aeronautics and RMS, see “Note 10 - Other” included in our Notes to Consolidated Financial Statements.
Aeronautics
Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended
	March 27, 2022	March 28, 2021
Net sales	$6,401	$6,387
Operating profit	679	693
Operating margin	10.6%	10.9%
Aeronautics’ net sales during the quarter ended March 27, 2022 were comparable to the same period in 2021. Net sales increased by approximately $80 million for the F-16 program due to higher volume on production contracts that was partially offset by an unfavorable profit adjustment on a modernization contract. This increase was offset by lower net sales of approximately $65 million for the F-35 program due to lower net favorable profit adjustments and volume on production contracts that were partially offset by an unfavorable profit adjustment on a development contract in the first quarter of 2021 that did not recur in the first quarter of 2022.
Aeronautics’ operating profit during the quarter ended March 27, 2022 decreased $14 million, or 2%, compared to the same period in 2021. The decrease was primarily attributable to lower operating profit of approximately $50 million for the F-35 program due to lower net favorable profit adjustments and volume on production contracts that were partially offset by an unfavorable profit adjustment on a development contract in the first quarter of 2021 that did not recur in the first quarter of 2022; and about $25 million for the F-16 program due to an unfavorable profit adjustment on a modernization contract. These decreases were partially offset by an increase of approximately $30 million for the F-22 program due to higher net favorable profit adjustments; and about $20 million for classified contracts due to higher net favorable profit adjustments. Adjustments not related to volume, including net profit booking rate adjustments, were $25 million lower in the first quarter of 2022 compared to the same period in 2021.
Missiles and Fire Control
Summary operating results for our MFC business segment were as follows (in millions):

	Quarters Ended
	March 27, 2022	March 28, 2021
Net sales	$2,452	$2,749
Operating profit	384	396
Operating margin	15.7%	14.4%
MFC’s net sales during the quarter ended March 27, 2022 decreased $297 million, or 11%, compared to the same period in 2021. The decrease was primarily attributable to lower net sales of approximately $115 million for integrated air and missile defense programs due to lower volume and net favorable profit adjustments (THAAD and PAC-3); about $80 million for tactical and strike missile programs due to lower volume (air dominance weapon systems, Army Tactical Missile System (ATACMS) and hypersonics); and approximately $75 million for sensors and global sustainment programs due to lower volume (Special Operations Forces Global Logistics Support Services (SOF GLSS) and lower volume and net favorable profit adjustments on Sniper Advanced Targeting Pod (SNIPER®)), partially offset by the effect of a favorable profit adjustment on an international program as a result of a requirements modification in the first quarter of 2022.
MFC’s operating profit during the quarter ended March 27, 2022 decreased $12 million, or 3%, compared to the same period in 2021. The decrease was primarily attributable to lower operating profit of approximately $45 million for integrated air and missile defense programs due to lower net favorable profit adjustments and volume (THAAD and PAC-3), and about $10 million for tactical and strike missile programs due to lower volume (ATACMS and hypersonics). These decreases were partially offset by an increase of about $50 million for sensors and global sustainment programs primarily due to the effect of a favorable profit adjustment on an international program described above, partially offset by lower net favorable profit adjustments (SNIPER). Adjustments not related to volume, including net profit booking rate adjustments, were $15 million higher in the first quarter of 2022 compared to the same period in 2021.
Rotary and Mission Systems
Summary operating results for our RMS business segment were as follows (in millions):

	Quarters Ended
	March 27, 2022	March 28, 2021
Net sales	$3,552	$4,107
Operating profit	348	433
Operating margin	9.8%	10.5%
RMS’ net sales during the quarter ended March 27, 2022 decreased $555 million, or 14%, compared to the same period in 2021. The decrease was primarily attributable to lower net sales of approximately $315 million for TLS programs primarily due to the delivery of an international pilot training system in the first quarter of 2021 that did not recur in the first quarter of 2022; about $150 million for integrated warfare systems and sensors (IWSS) programs due to lower volume (Littoral Combat Ship (LCS), TPQ-53, and Aegis); approximately $50 million for various C6ISR (command, control, communications, computers, cyber, combat systems, intelligence, surveillance, and reconnaissance) programs due to lower volume; and approximately $40 million for Sikorsky helicopter programs due to lower production volume on the Black Hawk and VH-92A programs that was partially offset by higher production volume on the Combat Rescue Helicopter (CRH), Seahawk and CH-53K programs.

RMS’ operating profit during the quarter ended March 27, 2022 decreased $85 million, or 20%, compared to the same period in 2021. The decrease was primarily attributable to approximately $35 million for various C6ISR programs due to lower net favorable profit adjustments, about $30 million for IWSS programs due to lower net favorable profit adjustments (Aegis); and approximately $15 million for Sikorsky helicopter programs due to lower net favorable profit adjustments (Black Hawk). Operating profit for TLS programs was comparable due to the delivery of an international pilot training system in the first quarter of 2021 that did not recur in the first quarter of 2022, offset by higher net favorable profit adjustments on various other programs. Adjustments not related to volume, including net profit booking rate adjustments, were $55 million lower in the first quarter of 2022 compared to the same period in 2021.
Space
Summary operating results for our Space business segment were as follows (in millions):

	Quarters Ended
	March 27, 2022	March 28, 2021
Net sales	$2,559	$3,015
Operating profit	245	227
Operating margin	9.6%	7.5%
Space’s net sales during the quarter ended March 27, 2022 decreased $456 million, or 15%, compared to the same period in 2021. The decrease was primarily attributable to lower net sales of approximately $440 million due to the previously announced renationalization of the AWE program on June 30, 2021, which was no longer included in the company's financial results beginning in the third quarter of 2021; and about $95 million for commercial civil space programs due to lower volume (Orion and human lander system (HLS) programs). These decreases were partially offset by higher net sales of about $100 million for strategic and missile defense programs due to higher development volume (Next Generation Interceptor (NGI)).
Space’s operating profit during the quarter ended March 27, 2022 increased $18 million, or 8%, compared to the same period in 2021. The increase was primarily attributable to approximately $35 million of higher equity earnings from the company's investment in United Launch Alliance (ULA) driven by higher launch volume. This increase was partially offset by a decrease of approximately $30 million for commercial civil space programs due to lower net favorable profit adjustments and volume (the HLS program). Operating profit for the AWE program was comparable as its operating profit in the first quarter of 2021 was mostly offset by accelerated amortization expense for intangible assets as a result of the renationalization. Adjustments not related to volume, including net profit booking rate adjustments, were $25 million lower in the first quarter of 2022 compared to the same period in 2021.
Total equity earnings/(losses) (primarily ULA) represented approximately $30 million, or 12%, of Space's operating profit in the first quarter of 2022, compared to approximately $(5) million, or (2)%, in the first quarter of 2021.
FINANCIAL CONDITION
Liquidity and Cash Flows
At March 27, 2022, we had cash and cash equivalents of $1.9 billion. Our principal source of liquidity is our cash from operations. However, we also have access to credit markets, if needed, for liquidity or general corporate purposes, including our revolving credit facility or the ability to issue commercial paper, and letters of credit to support customer advance payments and for other trade finance purposes such as guaranteeing our performance on particular contracts. We believe our cash and cash equivalents, our expected cash flow generated from operations and our access to credit markets will be sufficient to meet our cash requirements and cash deployment plans over the next twelve months and beyond based on our current business plans.
Cash received from customers, either from the payment of invoices for work performed or for advances from non-U.S. Government customers in excess of costs incurred, is our primary source of cash. We generally do not begin work on contracts until funding is appropriated by the customer. However, we may determine to fund customer programs ourselves pending government appropriations. If we incur costs in excess of funds obligated on the contract or in advance of a contract award, we may be at risk for reimbursement of the excess costs.
Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type. We generally bill and collect cash more frequently under cost-reimbursable contracts, which represented approximately 38% of the sales we recorded during the quarter ended March 27, 2022, as we are authorized to bill as the costs are incurred. A number of our fixed-price contracts may provide for performance-based payments, which allow us to bill and collect cash as we perform on the contract. The amount of performance-based payments and the related milestones are encompassed in the negotiation of each contract. The timing of such payments may differ from the timing of the costs incurred related to our contract performance, thereby affecting our cash flows.
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
To date, the effects of COVID-19 have resulted in some negative impacts on our cash flows, partially due to supplier delays. The U.S. Government has taken certain actions and enacted legislation to mitigate the impacts of COVID-19 on public health, the economy, state and local governments, individuals, and businesses. Since the pandemic began, Lockheed Martin has remained committed to accelerating payments to the supplier chain with a focus on small and at risk businesses. As of March 27, 2022, we have accelerated $1.0 billion of payments to our suppliers that are due by their terms in future periods. We will continue to monitor risk driven by the pandemic and, based on our current assessment, we will continue to accelerate payments to our suppliers based on risk assessed need through the end of 2022.
In addition, we have a balanced cash deployment strategy to invest in our business and key technologies to provide our customers with enhanced capabilities, enhance stockholder value, and position ourselves to take advantage of new business opportunities when they arise. Consistent with that strategy, we have continued to invest in our business and technologies through capital expenditures, independent research and development, and selective business acquisitions and investments. We have returned cash to stockholders through dividends and share repurchases. Our total remaining authorization for future common share repurchases under our program was $1.9 billion as of March 27, 2022.
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
Also as previously disclosed, the President signed the American Rescue Plan Act of 2021 (ARPA) into law on March 11, 2021. ARPA reduced the amount of CAS pension costs allocated to our U.S. Government contracts beginning in 2022 due to the enhanced interest rate stabilization. This also has the effect, along with extending the amortization period of funding shortfalls, of reducing the minimum funding requirements for our single-employer defined benefit pension plans. The lower pension contributions will be partially offset by lower tax deductions.

The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	Quarters Ended
	March 27, 2022	March 28, 2021
Cash and cash equivalents at beginning of year	$3,604	$3,160
Operating activities
Net earnings	1,733	1,837
Noncash adjustments	(28)	482
Changes in working capital	(654)	(577)
Other, net	359	6
Net cash provided by operating activities	1,410	1,748
Net cash used for investing activities	(251)	(169)
Net cash used for financing activities	(2,880)	(1,806)
Net change in cash and cash equivalents	(1,721)	(227)
Cash and cash equivalents at end of period	$1,883	$2,933
Operating Activities
Net cash provided by operating activities during the quarter ended March 27, 2022 decreased $338 million compared to the same period in 2021. The decrease was primarily due to lower cash at Aeronautics and MFC partially offset by higher cash at RMS. The decrease at Aeronautics was primarily due to the timing of performance based payments on the F-35 program partially offset by lower accounts payable accelerations across the segment. The decrease at MFC was primarily due to higher receipts of international advances on the PAC-3 program in 2021. The increase at RMS was primarily due to the timing of international advances on radar programs.
Non-GAAP Financial Measure - Free Cash Flow
Free cash flow is a non-GAAP financial measure that we define as cash from operations less capital expenditures. Our capital expenditures are comprised of equipment and facilities infrastructure and information technology (inclusive of costs for the development or purchase of internal-use software). We use free cash flow to evaluate our business performance and overall liquidity and is a performance goal in our annual and long-term incentive plans. We believe free cash flow is a useful measure for investors because it represents the amount of cash generated from operations after reinvesting in the business and that may be available to return to stockholders and creditors (through dividends, stock repurchase and debt repayments) or available to fund acquisitions. The entire amount of free cash flow is not necessarily available for discretionary expenditures, however, because it does not account for certain mandatory expenditures, such as the repayment of maturing debt. While management believes that free cash flow as a non-GAAP financial measure may be useful in evaluating the financial performance of the company, it should be considered supplemental to, and not a substitute for, financial information prepared in accordance with GAAP and may not be comparable to similarly titled measures used by other companies.
The following table reconciles net cash provided by operating activities to free cash flow (in millions):

	Quarters Ended
	March 27, 2022	March 28, 2021
Cash from operations	$1,410	$1,748
Capital expenditures	(268)	(281)
Free cash flow	$1,142	$1,467
Investing Activities
Net cash used for investing activities during the quarter ended March 27, 2022 increased $82 million compared to the same period in 2021. The increase in cash used for investing activities is due to cash proceeds in the first quarter of

2021 from the sale of our ownership interest in Advanced Military Maintenance, Repair and Overhaul Center (AMMROC) which was completed in the fourth quarter of 2020. Capital expenditures totaled $268 million and $281 million during the quarters ended March 27, 2022 and March 28, 2021. The majority of our capital expenditures were for equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.
Financing Activities
Net cash used for financing activities was $2.9 billion during the quarter ended March 27, 2022, compared to $1.8 billion during the same period in 2021.
During the quarters ended March 27, 2022 and March 28, 2021, we paid dividends totaling $767 million ($2.80 per share) and $739 million ($2.60 per share).
During the quarter ended March 27, 2022, we paid $2.0 billion to repurchase 4.7 million shares of our common stock, of which 0.6 million shares were received upon settlement in April 2022. During the quarter ended March 28, 2021, we paid $1.0 billion to repurchase 2.9 million shares of our common stock, of which 1.0 million shares were received upon settlement in April 2021.
Capital Resources
At March 27, 2022, we held cash and cash equivalents of $1.9 billion that was generally available to fund ordinary business operations without significant legal, regulatory, or other restrictions.

At March 27, 2022, we had a $3.0 billion revolving credit facility (the Revolving Credit Facility) with various banks with an expiration date of August 24, 2026 that is available for general corporate purposes including supporting commercial paper borrowings. We may request and the banks may grant, at their discretion, an increase in the borrowing capacity under the Revolving Credit Facility of up to an additional $500 million. There were no borrowings outstanding under the Revolving Credit Facility at March 27, 2022.

We have agreements in place with financial institutions to provide for the issuance of commercial paper. The outstanding balance of commercial paper can fluctuate daily and the amount outstanding during the period may be greater than or less than the amount reported at the end of the period. There were no commercial paper borrowings outstanding as of March 27, 2022 and December 31, 2021. We may, as conditions warrant, from time to time issue commercial paper backed by our Revolving Credit Facility to manage the timing of cash flows. However, depending on market conditions, commercial paper may not be available on favorable terms or at all.

Our outstanding debt, net of unamortized discounts and issuance costs was $11.6 billion as of March 27, 2022 and is in the form of publicly-issued notes that bear interest at fixed rates. As of March 27, 2022, we were in compliance with all covenants contained in our debt and credit agreements. There were no material changes during the quarter ended March 27, 2022 to our contractual commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Form 10-K that were outside the ordinary course of our business.
OTHER MATTERS
Status of the F-35 Program
The F-35 program primarily consists of production contracts, sustainment activities, and new development efforts. Production of the aircraft is expected to continue for many years given the U.S. Government’s current inventory objective of 2,456 aircraft for the U.S. Air Force, U.S. Marine Corps, and U.S. Navy; commitments from our seven international partner countries and seven international customers; as well as expressions of interest from other countries. During the first quarter of 2022, Finland became the seventh international customer to join the F-35 program, and Germany announced its intention to purchase 35 F-35 aircraft. On March 28, 2022, the Government of Canada selected the F-35 as the preferred bidder to move into the Finalization Phase of the competitive process to replace their fighter fleet. In the Finalization Phase, they will collaborate with the F-35 team to deliver unique requirements and a delivery profile before moving forward with contracting with the U.S. Government for the procurement of 88 aircraft.

We remain in negotiations with the U.S. Government on the Lot 15-17 production contracts. Without additional contractual direction from the U.S. Government, we will exceed the current contractual authorization and funding on the Lot 15-17 advance acquisition contract during the second quarter of 2022. If this occurs, it could negatively impact our results of operations, cash flows, and financial condition. We continue to engage with the U.S. Government to reach a mutually agreeable solution.
On April 24, 2022, our five-year contract with the International Association of Machinists and Aerospace Workers (IAM) covering approximately 5,000 represented employees that primarily work on F-35 production in Fort Worth, Texas, concludes. We are currently negotiating the next contract period with the goal of reaching an agreement before the existing agreement concludes, however, if there are work stoppages or other disruptions related to the contract negotiations, our ability to perform under certain contracts could be adversely affected which could negatively impact our results of operations, cash flows, and financial condition.
During the quarter ended March 27, 2022, we delivered 26 production aircraft to our U.S. and international partner countries, and international customers, resulting in total deliveries of 779 production aircraft. We have 204 production aircraft in backlog, including orders from our international partner customers and countries.
In response to F-35 delays caused by COVID-19 and in conjunction with the F-35 JPO, we tapered our production rate in 2020. In 2021, the F-35 JPO and the Lockheed Martin industry team agreed on an F-35 production re-baseline that improves predictability and stability in the production process while recovering the aircraft shortfall resulting from the COVID-19 pandemic. With this agreement, we anticipate delivering 148-153 aircraft in 2022. In 2023 and 2024, we anticipate delivering 156 aircraft each year. This delivery profile requires adequate funding from not only the U.S. Government's, but also the international partner countries' and international customers' budgeting process.
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
Contingencies
See “Note 7 - Legal Proceedings and Contingencies” included in our Notes to Consolidated Financial Statements for information regarding our contingent obligations, including off-balance sheet arrangements.
Critical Accounting Policies
There have been no significant changes to the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K.
Goodwill and Intangible Assets
The carrying value of our goodwill balance was $10.8 billion at March 27, 2022, including $2.7 billion of goodwill at our Sikorsky reporting unit. In the fourth quarter of 2021, we performed our annual impairment test for goodwill, and the results of that test indicated no impairment existed. As of the date of our 2021 annual impairment test, we estimated that the fair value of our Sikorsky reporting unit exceeded its carrying value for goodwill by a margin of approximately 30%. We will perform our next annual goodwill impairment test during the fourth quarter of 2022 and will perform a quantitative assessment of the fair value of our Sikorsky reporting unit.
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

We do not currently anticipate any material impairments on our assets as a result of COVID-19. See Item 1A, Risk Factors of our 2021 Form 10-K for a discussion of the potential impacts of COVID-19 on the fair value of our assets.
Recent Accounting Pronouncements
See “Note 11 - Recent Accounting Pronouncements” included in our Notes to Consolidated Financial Statements for information related to new accounting standards.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As disclosed in “Item 7A, Quantitative and Qualitative Disclosures About Market Risk” of our 2021 Form 10-K, we transact business globally and are subject to risks associated with changing foreign currency exchange rates. We enter into foreign currency hedges such as forward and option contracts that change in value as foreign currency exchange rates change. Our exposures to market risk have not changed materially since December 31, 2021. See “Note 8 - Fair Value Measurements” included in our Notes to Consolidated Financial Statements for additional discussion.
ITEM 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 27, 2022. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of March 27, 2022.
There were no changes in our internal control over financial reporting during the quarter ended March 27, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Forward-Looking Statements
This Form 10-Q contains statements that, to the extent they are not recitations of historical fact, constitute forward-looking statements within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “scheduled,” “forecast” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results may differ materially due to factors such as:

•the impact of COVID-19 or future epidemics on our business, including supply chain disruptions and delays, labor challenges associated with employee absences, travel restrictions, site access, program delays, changes in customer payment policies and the impacts of potential vaccine mandates or other requirements;
•budget uncertainty, the risk of future budget cuts, the debt ceiling and the potential for government shutdowns and changing funding and acquisition priorities;
•our reliance on contracts with the U.S. Government, which are dependent on U.S. Government funding and can be terminated for convenience, and our ability to negotiate favorable contract terms;
•risks related to the development, production, sustainment, performance, schedule, cost and requirements of complex and technologically advanced programs, including the F-35 program;
•planned production rates and orders for significant programs, compliance with stringent performance and reliability standards, and materials availability;
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
•trade policies or sanctions (including potential Chinese sanctions on us or our suppliers, teammates or partners, U.S. Government sanctions on Turkey and its removal from the F-35 program, and potential indirect effects of sanctions on Russia);
•our success expanding into and doing business in adjacent markets and internationally and the differing risks posed by international sales;
•changes in foreign national priorities and foreign government budgets and planned orders;

•the competitive environment for our products and services, including competition from emerging competitors including startups and non-traditional defense contractors;
•the timing of contract awards as well as the timing and customer acceptance of product deliveries and performance milestones;
•our ability to develop new technologies and products, including emerging digital and network technologies and capabilities;
•our ability to attract and retain a highly skilled workforce, the impact of work stoppages or other labor disruptions;
•cyber or other security threats or other disruptions faced by us or our suppliers;
•our ability to implement and continue, and the timing and impact of, capitalization changes such as share repurchases, dividend payments and financing transactions;
•our ability to recover costs under U.S. Government contracts, the mix of fixed-price and cost-reimbursable contracts, and the impacts of cost overruns and significant increases in inflation;
•the accuracy of our estimates and projections;
•the impact of pension risk transfers, including potential noncash settlement charges, timing and estimates regarding pension funding and movements in interest rates and other changes that may affect pension plan assumptions, stockholders’ equity, the level of the FAS/CAS adjustment, and actual returns on pension plan assets and the impact of pension related legislation;
•realizing the anticipated benefits of acquisitions or divestitures, investments, joint ventures, teaming arrangements or internal reorganizations, and market volatility affecting the fair value of investments in our Lockheed Martin Ventures Fund that are marked to market;
•our efforts to increase the efficiency of our operations and improve the affordability of our products and services;
•the risk of an impairment of our assets, including the potential impairment of goodwill recorded at the Sikorsky line of business;
•the availability and adequacy of our insurance and indemnities;
•our ability to benefit fully from or adequately protect our intellectual property rights;
•procurement and other regulations and policies affecting our industry, export of its products, cost allowability or recovery, preferred contract type, and performance and progress payments policy;
•climate change and changes to laws, regulations, policies, markets and customer requirements in response to climate change concerns;
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
These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see our filings with the U.S. Securities and Exchange Commission (SEC) including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and subsequent Quarterly Reports on Form 10-Q. Our filings may be accessed through the Investor Relations page of our website, www.lockheedmartin.com/investor, or through the website maintained by the SEC at www.sec.gov.
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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings
We are a party to litigation and other proceedings that arise in the ordinary course of our business, including matters arising under provisions relating to the protection of the environment, and are subject to contingencies related to certain businesses we previously owned. These types of matters could result in fines, penalties, cost reimbursements or contributions, compensatory or treble damages or non-monetary sanctions or relief. We believe the probability is remote that the outcome of each of these matters will have a material adverse effect on the corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings and cash flows in any particular interim reporting period. We cannot predict the outcome of legal or other proceedings with certainty. These matters include the proceedings summarized in “Note 7 - Legal Proceedings and Contingencies” included in our Notes to Consolidated Financial Statements and “Note 15 – Legal Proceedings, Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Form 10-K) filed with the U.S. Securities and Exchange Commission.
We are subject to federal, state, local and foreign requirements for the protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. Due in part to the complexity and pervasiveness of these requirements, we are a party to or have property subject to various lawsuits, proceedings and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding the matters discussed above, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Note 7 - Legal Proceedings and Contingencies” included in our Notes to Consolidated Financial Statements. See also “Critical Accounting Policies – Environmental Matters” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 15 – Legal Proceedings, Commitments and Contingencies”, each in our 2021 Form 10-K, for a description of previously reported matters.
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
ITEM 1A. Risk Factors
There have been no material changes to the risk factors disclosed in “Item 1A, Risk Factors” of our 2021 Form 10-K. These risks and uncertainties have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. These risks are not exclusive and additional risks to which we are subject include the factors mentioned under “Forward-Looking Statements” and the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the quarter ended March 27, 2022.
The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended March 27, 2022.

Period (a)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
				(in millions)
January 1, 2022 – January 30, 2022(c)	2,183,284	$—	2,183,284	$3,923
January 31, 2022 – February 27, 2022(d)(e)	4,418,286	$386.61	4,130,738	$1,923
February 28, 2022 – March 27, 2022	—	$—	—	$1,923
Total(c)(d)(e)	6,601,570	$386.61	6,314,022

(a)We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, March 27, 2022 was the last day of our March 2022 fiscal month.
(b)In October 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. From time to time, our Board of Directors authorizes increases to our share repurchase program. The total remaining authorization for future common share repurchases under our share repurchase program was $1.9 billion as of March 27, 2022. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans, including accelerated share repurchases. The program does not have an expiration date.
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
(d)During the first quarter of 2022, we entered into an ASR agreement to repurchase $2.0 billion of our common stock. Under the terms of the ASR agreement, we paid $2.0 billion and received an initial delivery of 4,130,738 shares of our common stock in February 2022. Upon final settlement of the ASR agreement in April 2022, we received an additional 550,270 shares of our common stock based on the average price paid per share of $427.26, calculated with reference to the volume-weighted average price (VWAP) of our common stock over the term of the agreement, less a negotiated discount. Average Price Paid Per Share in the table above does not include ASR shares.
(e)During the quarter ended March 27, 2022, the total number of shares purchased included 287,548 shares that were transferred to us by employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock units and performance stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the program.

ITEM 6. Exhibits

Exhibit No.	Description

10.1	Form of 2022 Annual Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan

10.2	Form of Performance Stock Unit Award Agreement (2022 - 2024 Performance Period) under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan

10.3	Form of Long Term Incentive Performance Award Agreement (2022 - 2024 Performance Period) under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan

10.4	CFO New Hire Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan

10.5	CFO Transition Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan

10.6	Lockheed Martin Corporation Amended and Restated 2021 Management Incentive Compensation Plan

10.7	Offer Letter to Jesus Malave

10.8	Amendment No. 2 to Lockheed Martin Corporation Deferred Management Incentive Compensation Plan, as amended and restated effective January 1, 2020

10.9	Amendment to Lockheed Martin Corporation Consolidated Supplemental Retirement Benefit Plan, as amended and restated effective October 5, 2018

15	Acknowledgment of Independent Registered Public Accounting Firm

31.1	Certification of James D. Taiclet pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Jesus Malave pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of James D. Taiclet and Jesus Malave pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: April 20, 2022	By: /s/ Brian P. Colan
Brian P. Colan
Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)