Form 10-Q
period 2022-06-26
LOCKHEED MARTIN CORP
filed 2022-07-19
CIK 936468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2022
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
Large accelerated filer ☒ Accelerated filer ☐ Non–accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 265,152,217 shares of our common stock, $1 par value per share, outstanding as of July 15, 2022.

Lockheed Martin Corporation
Form 10-Q
For the Quarterly Period Ended June 26, 2022

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Lockheed Martin Corporation
Consolidated Statements of Earnings
(unaudited; in millions, except per share data)

	Quarters Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Net sales
Products	$12,761	$14,258	$25,255	$28,011
Services	2,685	2,771	5,155	5,276
Total net sales	15,446	17,029	30,410	33,287
Cost of sales
Products	(11,395)	(12,866)	(22,556)	(25,147)
Services	(2,362)	(2,438)	(4,537)	(4,668)
Severance and restructuring charges	—	—	—	(36)
Other unallocated, net	267	426	548	901
Total cost of sales	(13,490)	(14,878)	(26,545)	(28,950)
Gross profit	1,956	2,151	3,865	4,337
Other income, net	7	41	31	37
Operating profit	1,963	2,192	3,896	4,374
Interest expense	(141)	(142)	(276)	(282)
Non-service FAS pension (expense) income	(1,331)	94	(1,191)	187
Other non-operating (expense) income, net	(161)	26	(38)	102
Earnings before income taxes	330	2,170	2,391	4,381
Income tax expense	(21)	(355)	(349)	(729)
Net earnings	$309	$1,815	$2,042	$3,652

Earnings per common share
Basic	$1.16	$6.54	$7.65	$13.13
Diluted	$1.16	$6.52	$7.62	$13.08

Cash dividends paid per common share	$2.80	$2.60	$5.60	$5.20

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Comprehensive Income
(unaudited; in millions)

	Quarters Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Net earnings	$309	$1,815	$2,042	$3,652
Other comprehensive income, net of tax
Postretirement benefit plans
Net other comprehensive income recognized during the period, net of tax of $461 million	1,698	—	1,698	—
Amounts reclassified from accumulated other comprehensive loss	47	140	95	280
Pension settlement charge, net of tax of $314 million	1,156	—	1,156	—
Other, net	(90)	31	(111)	4
Other comprehensive income, net of tax	2,811	171	2,838	284
Comprehensive income	$3,120	$1,986	$4,880	$3,936
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Balance Sheets
(in millions, except par value)

	June 26, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,775	$3,604
Receivables, net	3,401	1,963
Contract assets	11,753	10,579
Inventories	3,431	2,981
Other current assets	613	688
Total current assets	20,973	19,815
Property, plant and equipment, net	7,569	7,597
Goodwill	10,794	10,813
Intangible assets, net	2,584	2,706
Deferred income taxes	2,680	2,290
Other noncurrent assets	7,158	7,652
Total assets	$51,758	$50,873
Liabilities and equity
Current liabilities
Accounts payable	$2,309	$780
Salaries, benefits and payroll taxes	2,935	3,108
Contract liabilities	8,077	8,107
Other current liabilities	3,158	2,002
Total current liabilities	16,479	13,997
Long-term debt, net	11,644	11,670
Accrued pension liabilities	5,808	8,319
Other noncurrent liabilities	6,395	5,928
Total liabilities	40,326	39,914
Stockholders’ equity
Common stock, $1 par value per share	264	271
Additional paid-in capital	—	94
Retained earnings	19,336	21,600
Accumulated other comprehensive loss	(8,168)	(11,006)
Total stockholders’ equity	11,432	10,959
Total liabilities and equity	$51,758	$50,873
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Cash Flows
(unaudited; in millions)

	Six Months Ended
	June 26, 2022	June 27, 2021
Operating activities
Net earnings	$2,042	$3,652
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	672	670
Stock-based compensation	134	127
Deferred income taxes	(1,172)	24
Pension settlement charge	1,470	—
Severance and restructuring charges	—	36
Changes in assets and liabilities
Receivables, net	(1,438)	(633)
Contract assets	(1,174)	(1,880)
Inventories	(450)	426
Accounts payable	1,522	743
Contract liabilities	(30)	(166)
Income taxes	1,065	33
Qualified defined benefit pension plans	(231)	(133)
Other, net	331	117
Net cash provided by operating activities	2,741	3,016
Investing activities
Capital expenditures	(572)	(599)
Other, net	(11)	210
Net cash used for investing activities	(583)	(389)
Financing activities
Issuance of long-term debt, net of related costs	2,267	—
Repayments of long-term debt	(2,250)	—
Repurchases of common stock	(2,356)	(1,500)
Dividends paid	(1,511)	(1,460)
Other, net	(137)	(82)
Net cash used for financing activities	(3,987)	(3,042)
Net change in cash and cash equivalents	(1,829)	(415)
Cash and cash equivalents at beginning of period	3,604	3,160
Cash and cash equivalents at end of period	$1,775	$2,745
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
For the Quarters Ended June 26, 2022 and June 27, 2021
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiary	Total Equity
Balance at March 27, 2022	$265	$—	$20,716	$(10,979)	$10,002	$—	$10,002
Net earnings	—	—	309	—	309	—	309
Other comprehensive income, net of tax	—	—	—	2,811	2,811	—	2,811
Dividends declared	—	—	(1,497)	—	(1,497)	—	(1,497)
Repurchases of common stock	(2)	(179)	(192)	—	(373)	—	(373)
Stock-based awards, ESOP activity and other	1	179	—	—	180	—	180
Balance at June 26, 2022	$264	$—	$19,336	$(8,168)	$11,432	$—	$11,432

Balance at March 28, 2021	$278	$65	$21,977	$(16,008)	$6,312	$21	$6,333
Net earnings	—	—	1,815	—	1,815	—	1,815
Other comprehensive income, net of tax	—	—	—	171	171	—	171
Dividends declared	—	—	(1,454)	—	(1,454)	—	(1,454)
Repurchases of common stock	(2)	(121)	(377)	—	(500)	—	(500)
Stock-based awards, ESOP activity and other	—	178	—	—	178	—	178
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(13)	(13)
Balance at June 27, 2021	$276	$122	$21,961	$(15,837)	$6,522	$8	$6,530
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
For the Six Months Ended June 26, 2022 and June 27, 2021
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiary	Total Equity
Balance at December 31, 2021	$271	$94	$21,600	$(11,006)	$10,959	$—	$10,959
Net earnings	—	—	2,042	—	2,042	—	2,042
Other comprehensive income, net of tax	—	—	—	2,838	2,838	—	2,838
Dividends declared	—	—	(2,246)	—	(2,246)	—	(2,246)
Repurchases of common stock	(8)	(305)	(2,060)	—	(2,373)	—	(2,373)
Stock-based awards, ESOP activity and other	1	211	—	—	212	—	212
Balance at June 26, 2022	$264	$—	$19,336	$(8,168)	$11,432	$—	$11,432

Balance at December 31, 2020	$279	$221	$21,636	$(16,121)	$6,015	$23	$6,038
Net earnings	—	—	3,652	—	3,652	—	3,652
Other comprehensive income, net of tax	—	—	—	284	284	—	284
Dividends declared	—	—	(2,179)	—	(2,179)	—	(2,179)
Repurchases of common stock	(4)	(348)	(1,148)	—	(1,500)	—	(1,500)
Stock-based awards, ESOP activity and other	1	249	—	—	250	—	250
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(15)	(15)
Balance at June 27, 2021	$276	$122	$21,961	$(15,837)	$6,522	$8	$6,530
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
We close our books and records on the last Sunday of the interim calendar quarter, which was on June 26 for the second quarter of 2022 and June 27 for the second quarter of 2021, to align our financial closing with our business processes. The consolidated financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods as our fiscal year ends on December 31.
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
NOTE 2 - EARNINGS PER COMMON SHARE
The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Weighted average common shares outstanding for basic computations	265.8	277.4	267.0	278.1
Weighted average dilutive effect of equity awards	0.9	1.0	0.9	1.0
Weighted average common shares outstanding for diluted computations	266.7	278.4	267.9	279.1
We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units (RSUs) and performance stock units (PSUs) based on the treasury stock method. There were no significant anti-dilutive equity awards during the quarters and six months ended June 26, 2022 and June 27, 2021. Basic and diluted weighted average common shares outstanding have decreased in 2022 and 2021 due to share repurchases. See “Note 9 - Stockholders’ Equity” for more information.

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
Selected Financial Data by Business Segment
Net sales and operating profit of our business segments exclude intersegment sales, cost of sales, and profit as these activities are eliminated in consolidation and not included in management’s evaluation of performance of each segment. Business segment operating profit includes our share of earnings or losses from equity method investees as the operating activities of the equity method investees are closely aligned with the operations of our business segments.
Summary Operating Results
Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Net sales
Aeronautics	$5,862	$6,666	$12,263	$13,053
Missiles and Fire Control	2,747	2,944	5,199	5,693
Rotary and Mission Systems	4,012	4,242	7,564	8,349
Space	2,825	3,177	5,384	6,192
Total net sales	$15,446	$17,029	$30,410	$33,287
Operating profit
Aeronautics	$612	$572	$1,291	$1,265
Missiles and Fire Control	418	401	802	797
Rotary and Mission Systems	403	458	751	891
Space	268	335	513	562
Total business segment operating profit	1,701	1,766	3,357	3,515
Unallocated items
FAS/CAS pension operating adjustment	425	489	851	978
Severance and restructuring charges	—	—	—	(36)
Other, net	(163)	(63)	(312)	(83)
Total unallocated items	262	426	539	859
Total consolidated operating profit	$1,963	$2,192	$3,896	$4,374
Intersegment sales
Aeronautics	$58	$52	$118	$105
Missiles and Fire Control	161	167	317	296
Rotary and Mission Systems	453	448	908	926
Space	99	92	182	174
Total intersegment sales	$771	$759	$1,525	$1,501
Amortization of purchased intangibles
Aeronautics	$(1)	$(1)	$(1)	$(1)
Missiles and Fire Control	—	—	(1)	(1)
Rotary and Mission Systems	(58)	(58)	(116)	(116)
Space	(3)	(22)	(6)	(44)
Total amortization of purchased intangibles	$(62)	$(81)	$(124)	$(162)

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Unallocated Items
Business segment operating profit excludes the FAS/CAS pension operating adjustment described below, a portion of corporate costs not considered allowable or allocable to contracts with the U.S. Government under the applicable U.S. Government cost accounting standards (CAS) or federal acquisition regulations (FAR), and other items not considered part of management’s evaluation of segment operating performance such as a portion of management and administration costs, legal fees and settlements, environmental costs, changes in the fair value of strategic investments in companies made by our Lockheed Martin Ventures Fund, stock-based compensation expense, changes in the fair value of investments held in a trust for deferred compensation plans, retiree benefits, significant severance actions, significant asset impairments, gains or losses from divestitures, and other miscellaneous corporate activities. Excluded items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. See “Note 10 - Other” for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.
FAS/CAS Pension Operating Adjustment
We recover CAS pension and other postretirement benefit plan cost through the pricing of our products and services on U.S. Government contracts and, therefore, recognize CAS pension cost in each of our business segment’s net sales and cost of sales. Our consolidated financial statements must present pension and other postretirement benefit plan income calculated in accordance with FAS requirements under U.S. GAAP. The operating portion of the net FAS/CAS pension adjustment represents the difference between the service cost component of FAS pension (expense) income and total CAS pension cost. The non-service FAS pension (expense) income components are included in non-service FAS pension (expense) income in our consolidated statements of earnings. As a result, to the extent that CAS pension cost exceeds the service cost component of FAS pension (expense) income, we have a favorable FAS/CAS pension operating adjustment.
The total FAS/CAS pension adjustment for the quarters and six months ended June 26, 2022 and June 27, 2021, including the service and non-service cost components of FAS pension (expense) income for our qualified defined benefit pension plans, were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Total FAS (expense) income and CAS cost
Total FAS pension (expense) income	$(1,355)	$67	$(1,239)	$133
Less: CAS pension cost	449	516	899	1,032
Total FAS/CAS pension adjustment	$(906)	$583	$(340)	$1,165

Service and non-service cost reconciliation
FAS pension service cost	$(24)	$(27)	$(48)	$(54)
Less: CAS pension cost	449	516	899	1,032
Total FAS/CAS pension operating adjustment	425	489	851	978
Non-service FAS pension (expense) income	(1,331)	94	(1,191)	187
Total FAS/CAS pension adjustment	$(906)	$583	$(340)	$1,165
The decrease in the total FAS/CAS pension adjustment during the quarter and six months ended June 26, 2022 as compared to 2021 was principally driven by a noncash, non-operating pension settlement charge of $1.5 billion ($1.2 billion, or $4.33 per share, after-tax) recognized in connection with the transfer of $4.3 billion of our gross defined benefit pension obligations and related plan assets to an insurance company on June 24, 2022. See “Note 6 - Postretirement Benefit Plans”.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Disaggregation of Net Sales
Net sales by products and services, contract type, customer, and geographic region were as follows (in millions):

	Quarter Ended June 26, 2022
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$4,804	$2,444	$3,150	$2,363	$12,761
Services	1,058	303	862	462	2,685
Total net sales	$5,862	$2,747	$4,012	$2,825	$15,446
Net sales by contract type
Fixed-price	$3,916	$1,943	$2,589	$753	$9,201
Cost-reimbursable	1,946	804	1,423	2,072	6,245
Total net sales	$5,862	$2,747	$4,012	$2,825	$15,446
Net sales by customer
U.S. Government	$3,963	$1,924	$2,785	$2,786	$11,458
International (a)	1,868	823	1,129	29	3,849
U.S. commercial and other	31	—	98	10	139
Total net sales	$5,862	$2,747	$4,012	$2,825	$15,446
Net sales by geographic region
United States	$3,994	$1,924	$2,883	$2,796	$11,597
Europe	845	262	178	20	1,305
Asia Pacific	705	107	553	6	1,371
Middle East	222	417	201	3	843
Other	96	37	197	—	330
Total net sales	$5,862	$2,747	$4,012	$2,825	$15,446

	Six Months Ended June 26, 2022
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$10,221	$4,617	$5,938	$4,479	$25,255
Services	2,042	582	1,626	905	5,155
Total net sales	$12,263	$5,199	$7,564	$5,384	$30,410
Net sales by contract type
Fixed-price	$8,602	$3,656	$4,807	$1,390	$18,455
Cost-reimbursable	3,661	1,543	2,757	3,994	11,955
Total net sales	$12,263	$5,199	$7,564	$5,384	$30,410
Net sales by customer
U.S. Government	$8,176	$3,519	$5,296	$5,302	$22,293
International (a)	4,018	1,675	2,100	63	7,856
U.S. commercial and other	69	5	168	19	261
Total net sales	$12,263	$5,199	$7,564	$5,384	$30,410
Net sales by geographic region
United States	$8,245	$3,524	$5,464	$5,321	$22,554
Europe	1,868	518	365	44	2,795
Asia Pacific	1,426	213	985	13	2,637
Middle East	484	882	377	6	1,749
Other	240	62	373	—	675
Total net sales	$12,263	$5,199	$7,564	$5,384	$30,410

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

	Quarter Ended June 27, 2021
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$5,583	$2,571	$3,369	$2,735	$14,258
Services	1,083	373	873	442	2,771
Total net sales	$6,666	$2,944	$4,242	$3,177	$17,029
Net sales by contract type
Fixed-price	$4,920	$1,991	$2,802	$645	$10,358
Cost-reimbursable	1,746	953	1,440	2,532	6,671
Total net sales	$6,666	$2,944	$4,242	$3,177	$17,029
Net sales by customer
U.S. Government	$4,367	$2,176	$3,063	$2,719	$12,325
International (a)	2,283	766	1,117	447	4,613
U.S. commercial and other	16	2	62	11	91
Total net sales	$6,666	$2,944	$4,242	$3,177	$17,029
Net sales by geographic region
United States	$4,383	$2,178	$3,125	$2,730	$12,416
Europe	944	232	223	444	1,843
Asia Pacific	914	56	534	2	1,506
Middle East	311	467	177	1	956
Other	114	11	183	—	308
Total net sales	$6,666	$2,944	$4,242	$3,177	$17,029

	Six Months Ended June 27, 2021
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$11,062	$4,981	$6,669	$5,299	$28,011
Services	1,991	712	1,680	893	5,276
Total net sales	$13,053	$5,693	$8,349	$6,192	$33,287
Net sales by contract type
Fixed-price	$9,654	$3,869	$5,479	$1,259	$20,261
Cost-reimbursable	3,399	1,824	2,870	4,933	13,026
Total net sales	$13,053	$5,693	$8,349	$6,192	$33,287
Net sales by customer
U.S. Government	$8,640	$4,217	$5,873	$5,270	$24,000
International (a)	4,382	1,469	2,337	904	9,092
U.S. commercial and other	31	7	139	18	195
Total net sales	$13,053	$5,693	$8,349	$6,192	$33,287
Net sales by geographic region
United States	$8,671	$4,224	$6,012	$5,288	$24,195
Europe	1,798	414	424	899	3,535
Asia Pacific	1,807	107	1,184	4	3,102
Middle East	595	925	347	1	1,868
Other	182	23	382	—	587
Total net sales	$13,053	$5,693	$8,349	$6,192	$33,287

(a)International sales include foreign military sales (FMS) contracted through the U.S. Government and direct commercial sales to international governments and other international customers.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented approximately 23% and 26% of our total consolidated net sales for the quarter and six months ended June 26, 2022 and 27% of our total consolidated net sales for both the quarter and six months ended June 27, 2021.
Assets
Total assets for each of our business segments were as follows (in millions):

	June 26, 2022	December 31, 2021
Assets
Aeronautics	$12,168	$10,756
Missiles and Fire Control	5,795	5,243
Rotary and Mission Systems	18,092	17,664
Space	6,527	6,199
Total business segment assets	42,582	39,862
Corporate assets (a)	9,176	11,011
Total assets	$51,758	$50,873
(a)Corporate assets primarily include cash and cash equivalents, deferred income taxes, assets for the portion of environmental costs that are probable of future recovery, investments held in a separate trust and investments held in the Lockheed Martin Ventures Fund.
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

	June 26, 2022	December 31, 2021
Contract assets	$11,753	$10,579
Contract liabilities	8,077	8,107
Contract assets increased $1.2 billion during the six months ended June 26, 2022, due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the six months ended June 26, 2022 for which we have not yet billed our customers (primarily on the F-35 program at Aeronautics). There were no significant credit or impairment losses related to our contract assets during the quarters and six months ended June 26, 2022 and June 27, 2021.
Contract liabilities decreased $30 million during the six months ended June 26, 2022, primarily due to revenue recognized in excess of payments received on these performance obligations. During the quarter and six months ended June 26, 2022, we recognized $1.4 billion and $3.5 billion of our contract liabilities at December 31, 2021 as revenue. During the quarter and six months ended June 27, 2021, we recognized $900 million and $3.2 billion of our contract liabilities at December 31, 2020 as revenue.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
NOTE 5 - INVENTORIES
Inventories consisted of the following (in millions):

	June 26, 2022	December 31, 2021
Materials, spares and supplies	$614	$624
Work-in-process	2,622	2,163
Finished goods	195	194
Total inventories	$3,431	$2,981
Costs incurred to fulfill a contract in advance of the contract being awarded are included in inventories as work-in-process if we determine that those costs relate directly to a contract or to an anticipated contract that we can specifically identify and contract award is probable, the costs generate or enhance resources that will be used in satisfying performance obligations, and the costs are recoverable (referred to as pre-contract costs). Pre-contract costs that are initially capitalized in inventory are generally recognized as cost of sales consistent with the transfer of products and services to the customer upon the receipt of the anticipated contract. All other pre-contract costs, including start-up costs, are expensed as incurred. As of June 26, 2022 and December 31, 2021, $1.1 billion and $634 million of pre-contract costs were included in inventories. The increase in pre-contract costs as of June 26, 2022 is primarily driven by delays in receiving additional contractual authorization and funding of the Lots 15-17 contract of the F-35 program.
NOTE 6 - POSTRETIREMENT BENEFIT PLANS
FAS (expense) income
The pretax FAS (expense) income related to our qualified defined benefit pension plans and retiree medical and life insurance plans consisted of the following (in millions):

	Quarters Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Qualified defined benefit pension plans
Operating:
Service cost	$(24)	$(27)	$(48)	$(54)
Non-operating:
Interest cost	(303)	(310)	(605)	(621)
Expected return on plan assets	503	569	1,005	1,138
Recognized net actuarial losses	(151)	(252)	(301)	(504)
Amortization of prior service credits	90	87	180	174
Pension settlement charge	(1,470)	—	(1,470)	—
Non-service FAS pension (expense) income	(1,331)	94	(1,191)	187
Total FAS pension (expense) income	$(1,355)	$67	$(1,239)	$133
Retiree medical and life insurance plans
Operating:
Service cost	$(2)	$(4)	$(4)	$(7)
Non-operating:
Interest cost	(12)	(13)	(24)	(26)
Expected return on plan assets	34	35	68	70
Recognized net actuarial gains	12	—	23	—
Amortization of prior service costs	(7)	(9)	(14)	(18)
Non-service FAS retiree medical and life income	27	13	53	26
Total FAS retiree medical and life income	$25	$9	$49	$19

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
We record the service cost component of FAS (expense) income for our qualified defined benefit plans and retiree medical and life insurance plans in the cost of sales accounts; the non-service components of our FAS (expense) income for our qualified defined benefit pension plans in the non-service FAS pension (expense) income account; and the non-service components of our FAS (expense) income for our retiree medical and life insurance plans as part of the other non-operating (expense) income, net account on our consolidated statements of earnings.
The recognized net actuarial losses or gains and amortization of prior service credits or costs in the table above, along with similar costs related to our other postretirement benefit plans ($6 million and $11 million for the quarter and six months ended June 26, 2022 and $3 million and $7 million for the quarter and six months ended June 27, 2021) were reclassified from accumulated other comprehensive loss (AOCL) and recorded as a component of FAS (expense) income for the periods presented. These costs totaled $62 million ($47 million, net of tax) and $123 million ($95 million, net of tax) during the quarter and six months ended June 26, 2022, and $177 million ($140 million, net of tax) and $355 million ($280 million, net of tax) during the quarter and six months ended June 27, 2021 and were recorded on our consolidated statements of comprehensive income as an increase to other comprehensive income.
Purchase of Group Annuity Contracts and Pension Remeasurement
On June 24, 2022, we purchased group annuity contracts to transfer $4.3 billion of gross defined benefit pension obligations and related plan assets to an insurance company for approximately 13,600 U.S. retirees and beneficiaries. The group annuity contracts were purchased using assets from Lockheed Martin’s master retirement trust and no additional funding contribution was required. This transaction had no impact on the amount, timing, or form of the monthly retirement benefit payments to the affected retirees and beneficiaries. In connection with this transaction, we recognized a noncash, non-operating pension settlement charge of $1.5 billion ($1.2 billion, or $4.33 per share, after-tax) for the affected plans in the quarter ended June 26, 2022, which represents the accelerated recognition of actuarial losses that were included in the AOCL account within stockholders’ equity.
As a result of this transaction, we were required to remeasure the benefit obligations and plan assets for the affected defined benefit pension plans as of the June 24, 2022 close date. The remeasurement reflects the use of an updated discount rate and actual return on plan assets.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
The following table provides a reconciliation of the benefit obligations, plan assets and net unfunded status related to all of our qualified defined benefit pension plans, inclusive of the plans affected by the interim remeasurement and plans that were not affected, for the six months ended June 26, 2022 (in millions):

Change in benefit obligation
Beginning balance at December 31, 2021	$43,447
Service cost	48
Interest cost	605
Benefits paid	(776)
Settlements(a)	(4,309)
Plan amendments	30
Actuarial (gains) losses(b)	(7,928)
Ending balance at June 26, 2022	$31,117
Change in plan assets
Beginning balance at December 31, 2021	$35,192
Actual return on plan assets(c)	(4,734)
Benefits paid	(776)
Settlements(a)	(4,309)
Ending balance at June 26, 2022	$25,373
Net unfunded status of the plans(d)	$(5,744)

(a)Represents the transfer of gross defined benefit pension obligations and related plan assets to an insurance company pursuant to the group annuity contracts purchased on June 24, 2022, as described above.
(b)Primarily reflects an increase in the discount rate from 2.875% at December 31, 2021 to 4.75% at the remeasurement date.
(c)The actual return on plan assets for the period January 1, 2022 through the June 24, 2022 remeasurement date for the affected plans was approximately (16%), or $(4.7) billion which was approximately $5.7 billion lower (the incremental loss) than our expected return on plan assets of 3.25% for the period, or $1.0 billion (the proportional effect, or approximately half of our expected 6.50% annual long-term rate of return on plan assets assumption), for the period.
(d)For plans where the benefit obligation is in excess of plan assets, we report the net obligation (which was $5,808 million as of June 26, 2022) as part of accrued pension liabilities on our consolidated balance sheet. Conversely, for plans where the assets exceed the benefit obligation, we include the net asset (which was $64 million as of June 26, 2022) as part of other noncurrent assets on our consolidated balance sheet. The net unfunded status of the plans of $5,744 million in the table above represents the net total of these two amounts.
The plan remeasurement resulted in a decrease of $2.2 billion to our net unfunded pension obligations (which includes the change in benefit obligation due to remeasurement of $7.9 billion and the incremental loss on plan assets recognized in remeasurement of $5.7 billion) with a corresponding increase of $1.7 billion after taxes in stockholders’ equity. The change in stockholders’ equity reflects the decrease in deferred actuarial losses, which will be recognized as an increase in net FAS pension income (or a decrease in net FAS pension expense) over the estimated remaining life expectancy of the covered employees beginning in the third quarter of 2022.
We now expect FAS pension expense of approximately $1.1 billion in 2022, inclusive of the noncash, non-operating pension settlement charge of $1.5 billion (pretax) described above. Excluding the noncash, non-operating pension settlement charge, our expected FAS pension income will be approximately $410 million in 2022, which is $50 million lower than our prior 2022 FAS pension income estimate of $460 million.
Funding requirements
The required funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended, along with consideration of CAS and Internal Revenue Code rules. We made no contributions to our qualified defined benefit pension plans during the quarters and six months ended June 26, 2022 and June 27, 2021.

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
At June 26, 2022 and December 31, 2021, the aggregate amount of liabilities recorded relative to environmental matters was $726 million and $742 million, most of which are recorded in other noncurrent liabilities on our consolidated balance sheets. We have recorded assets for the portion of environmental costs that are probable of future recovery totaling $630 million and $645 million at June 26, 2022 and December 31, 2021, most of which are recorded in other noncurrent assets on our consolidated balance sheets.
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
In addition to the proceedings and potential proceedings discussed above, potential new regulations of perchlorate and hexavalent chromium at the federal and state level could adversely affect us. In particular, the U.S. Environmental Protection Agency (EPA) is considering whether to regulate hexavalent chromium at the federal level and the California State Water Resources Control Board continues to reevaluate its existing drinking water standard of 6 ppb for perchlorate.
If substantially lower standards are adopted for perchlorate in California or for hexavalent chromium at the federal level, we expect a material increase in our estimates for environmental liabilities and the related assets for the portion of the increased costs that are probable of future recovery in the pricing of our products and services for the U.S. Government. The amount that would be allocable to our non-U.S. Government contracts or that is determined not to be recoverable under U.S. Government contracts would be expensed, which may have a material effect on our earnings in any particular interim reporting period.
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
Letters of Credit, Surety Bonds and Third-Party Guarantees
We have entered into standby letters of credit and surety bonds issued on our behalf by financial institutions, and we have directly issued guarantees to third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as joint venture partners. We had total outstanding letters of credit, surety bonds and third-party guarantees aggregating $3.6 billion at both June 26, 2022 and December 31, 2021. Third-party guarantees do not include guarantees issued on behalf of subsidiaries and other consolidated entities.
At June 26, 2022 and December 31, 2021, third-party guarantees totaled $865 million and $838 million, of which approximately 70% related to guarantees of contractual performance of joint ventures to which we currently are or previously were a party. These amounts represent our estimate of the maximum amounts we would expect to incur upon the contractual non-performance of the joint venture, joint venture partners or divested businesses. Generally, we also have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner.
In determining our exposures, we evaluate the reputation, performance on contractual obligations, technical capabilities and credit quality of our current and former joint venture partners and the transferee under novation agreements all of which include a guarantee as required by the FAR. At June 26, 2022 and December 31, 2021, there were no material amounts recorded in our financial statements related to third-party guarantees or novation agreements.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
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
In the normal course of business, we provide warranties to our customers associated with certain product sales. We record estimated warranty costs in the period in which the related products are delivered. The warranty liability is generally based on the number of months of warranty coverage remaining for the products delivered and the average historical monthly warranty payments. Warranty obligations incurred in connection with long-term production contracts are accounted for within the contract estimates at completion.
NOTE 8 - FAIR VALUE MEASUREMENTS
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	June 26, 2022			December 31, 2021
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Mutual funds	$1,108	$1,108	$—	$1,434	$1,434	$—
U.S. Government securities	101	—	101	121	—	121
Other securities	627	415	212	684	492	192
Derivatives	58	—	58	15	—	15
Liabilities
Derivatives	183	—	183	60	—	60
Assets measured at NAV (a)
Other commingled funds	—			20
(a)Net Asset Value (NAV) is the total value of the fund divided by the number of the fund’s shares outstanding.
Substantially all assets measured at fair value, other than derivatives, represent investments held in a separate trust to fund certain of our non-qualified deferred compensation plans and are recorded in other noncurrent assets on our consolidated balance sheets. The fair values of mutual funds and certain other securities are determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. The fair values of U.S. Government and certain other securities are determined using pricing models that use observable inputs (e.g., interest rates and yield curves observable at commonly quoted intervals), bids provided by brokers or dealers or quoted prices of securities with similar characteristics. The fair values of derivative instruments, which consist of foreign currency forward contracts and option contracts, including embedded derivatives, and interest rate swap contracts, are primarily determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates, credit spreads and foreign currency exchange rates.
We use derivative instruments principally to reduce our exposure to market risks from changes in foreign currency exchange rates and interest rates. We do not enter into or hold derivative instruments for speculative trading purposes. We transact business globally and are subject to risks associated with changing foreign currency exchange rates. We enter into foreign currency hedges such as forward and option contracts that change in value as foreign currency exchange rates change. Our most significant foreign currency exposures relate to the British pound sterling, the euro, the Canadian dollar, the Australian dollar, the Norwegian kroner and the Polish zloty. These contracts hedge forecasted foreign currency transactions in order to minimize fluctuations in our earnings and cash flows associated with changes in foreign currency exchange rates. We designate foreign currency hedges as cash flow hedges. We also are exposed to the impact of interest rate changes primarily through our borrowing activities. For fixed rate borrowings, we may use variable interest rate swaps, effectively converting fixed rate borrowings to variable rate borrowings in order to hedge changes in the fair value of the debt. These swaps are designated as fair value hedges. For variable rate borrowings, we may use fixed interest rate swaps, effectively converting variable rate borrowings to fixed rate borrowings in order to mitigate the impact of interest rate changes on earnings. These swaps are designated as cash flow hedges. We also may enter into

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
derivative instruments that are not designated as hedges and do not qualify for hedge accounting, which are intended to mitigate certain economic exposures.
The aggregate notional amount of our outstanding interest rate swaps was $1.3 billion and $500 million at June 26, 2022 and December 31, 2021. The aggregate notional amount of our outstanding foreign currency hedges was $5.5 billion and $4.0 billion at June 26, 2022 and December 31, 2021. The fair values of our outstanding interest rate swaps and foreign currency hedges at June 26, 2022 and December 31, 2021 were not significant. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters and six months ended June 26, 2022 and June 27, 2021. The impact of derivative instruments on our consolidated statements of cash flows is included in net cash provided by operating activities. Substantially all of our derivatives are designated for hedge accounting.
We also hold investments in public companies, primarily as a result of investments in early-stage companies through our Lockheed Martin Ventures Fund. These investments have quoted market prices in active markets (Level 1) and are recorded at fair value and reflected in other securities in the table above. See “Note 10 - Other - Lockheed Martin Ventures Fund” for more information on Lockheed Martin Ventures investments.
In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $12.5 billion and $15.4 billion at June 26, 2022 and December 31, 2021. The outstanding principal amount of debt was $12.8 billion at both June 26, 2022 and December 31, 2021, excluding $1.2 billion and $1.1 billion of unamortized discounts and issuance costs at June 26, 2022 and December 31, 2021. The estimated fair values of our outstanding debt were determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates and credit spreads (Level 2).
NOTE 9 - STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
During the six months ended June 26, 2022, we repurchased 7.7 million shares of our common stock for $2.4 billion, including pursuant to accelerated share repurchase (ASR) agreements. As previously disclosed, in January 2022, we received 2.2 million shares of our common stock for no additional consideration upon final settlement of the ASR we entered into in the fourth quarter of 2021. In addition, we repurchased 4.7 million shares for $2.0 billion under an ASR agreement that we entered into in the first quarter of 2022 and that settled in the second quarter of 2022. Some of the shares repurchased during the second quarter of 2022 were settled subsequent to the end of the quarter.
The total remaining authorization for future common share repurchases under our share repurchase program was $1.6 billion as of June 26, 2022. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.
Dividends
We declared cash dividends totaling $2.2 billion ($8.40 per share) during the six months ended June 26, 2022. In June 2022, we declared our 2022 third quarter dividend totaling approximately $743 million ($2.80 per share), which will be paid in September 2022. The total amount declared may differ from the total amount of dividends paid during a period due to the timing of dividend-equivalents paid on RSUs and PSUs. These dividend-equivalents are accrued during the vesting period and are paid upon the vesting of the RSUs and PSUs, which primarily occurs in the first quarter each year.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Accumulated Other Comprehensive Loss
Changes in the balance of AOCL, net of tax, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL
Balance at December 31, 2021	$(10,964)	$(42)	$(11,006)
Other comprehensive income (loss) before reclassifications (a)	1,698	(121)	1,577
Amounts reclassified from AOCL
Pension settlement charge (a)	1,156	—	1,156
Recognition of net actuarial losses (b)	230	—	230
Amortization of net prior service credits (b)	(135)	—	(135)
Other	—	10	10
Total reclassified from AOCL	1,251	10	1,261
Total other comprehensive income (loss)	2,949	(111)	2,838
Balance at June 26, 2022	$(8,015)	$(153)	$(8,168)

Balance at December 31, 2020	$(16,155)	$34	$(16,121)
Other comprehensive income (loss) before reclassifications	—	2	2
Amounts reclassified from AOCL
Recognition of net actuarial losses (b)	408	—	408
Amortization of net prior service credits (b)	(128)	—	(128)
Other	—	2	2
Total reclassified from AOCL	280	2	282
Total other comprehensive income (loss)	280	4	284
Balance at June 27, 2021	$(15,875)	$38	$(15,837)

(a)Changes in AOCL before reclassifications related to our postretirement benefit plans represent the net actuarial gains from the interim remeasurement of certain defined benefit pension plans required as a result of the purchase of group annuity contracts to transfer $4.3 billion of our gross defined benefit pension obligations and related plan assets to an insurance company on June 24, 2022. See “Note 6 - Postretirement Benefit Plans”. Also as a result, during the quarter ended June 26, 2022, we recognized a noncash, non-operating pension settlement charge of $1.5 billion ($1.2 billion, or $4.33 per share, after-tax).
(b)These amounts include $47 million and $140 million, net of tax, for the quarters ended June 26, 2022 and June 27, 2021, which are comprised of the recognition of net actuarial losses of $115 million and $204 million for the quarters ended June 26, 2022 and June 27, 2021, and the amortization of net prior service credits of $68 million and $64 million for the quarters ended June 26, 2022 and June 27, 2021.
NOTE 10 - OTHER
Changes in Estimates
Significant estimates and assumptions are made in estimating contract sales and costs, including the profit booking rate. At the outset of a long-term contract, we identify and monitor risks to the achievement of the technical, schedule and cost aspects of the contract, as well as variable consideration, and assess the effects of those risks on our estimates of total costs to complete the contract. The estimates consider the technical requirements (e.g., a newly-developed product versus a mature product), the schedule and associated tasks (e.g., the number and type of milestone events) and costs (e.g., material, labor, subcontractor, overhead and the estimated costs to fulfill our industrial cooperation agreements, sometimes referred to as offset agreements, required under certain contracts with international customers). The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements, schedule and costs in the initial estimated total costs to complete the contract. Profit booking rates may increase during the performance of the contract if we successfully retire risks related to technical, schedule and cost aspects of the contract, which decreases the estimated total costs to complete the contract or may increase the variable consideration we expect to receive on the contract. Conversely, our profit booking rates may decrease if the estimated total costs to complete the contract increase or our estimates of variable consideration we expect to receive decrease. All of the estimates are

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
subject to change during the performance of the contract and may affect the profit booking rate. When estimates of total costs to be incurred on a contract exceed total estimates of the transaction price, a provision for the entire loss is determined at the contract level and is recorded in the period in which the loss is determined.
In addition, comparability of our segment sales, operating profit and operating margin may be impacted favorably or unfavorably by changes in profit booking rates on our contracts for which we recognize revenue over time using the percentage-of-completion cost-to-cost method to measure progress towards completion. Increases in the profit booking rates, typically referred to as favorable profit adjustments, usually relate to revisions in the estimated total costs to fulfill the performance obligations that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate, for example COVID-19 impacts or supply chain disruptions, resulting in an increase in the estimated total costs to fulfill the performance obligations and a reduction in the profit booking rate and are typically referred to as unfavorable profit adjustments. Increases or decreases in profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Segment operating profit and margin may also be impacted favorably or unfavorably by other items, which may or may not impact sales. Favorable items may include the positive resolution of contractual matters, cost recoveries on severance and restructuring charges, insurance recoveries and gains on sales of assets. Unfavorable items may include the adverse resolution of contractual matters; restructuring charges, except for significant severance actions, which are excluded from segment operating results; reserves for disputes; certain asset impairments; and losses on sales of certain assets.
Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit by approximately $455 million and $860 million during the quarter and six months ended June 26, 2022 and $385 million and $880 million during the quarter and six months ended June 27, 2021. These adjustments increased net earnings by approximately $359 million ($1.35 per share) and $679 million ($2.53 per share) during the quarter and six months ended June 26, 2022 and $304 million ($1.09 per share) and $695 million ($2.49 per share) during the quarter and six months ended June 27, 2021. We recognized net sales from performance obligations satisfied in prior periods of approximately $481 million and $897 million during the quarter and six months ended June 26, 2022, and $492 million and $984 million during the quarter and six months ended June 27, 2021, which primarily relate to changes in profit booking rates that impacted revenue.
We have experienced performance issues on a classified fixed-price incentive fee contract that involves highly complex design and systems integration at our Aeronautics business segment. As of June 26, 2022, cumulative losses remained at approximately $225 million. We will continue to monitor our performance, any future changes in scope, and estimated costs to complete the program and may have to record additional losses in future periods if we experience further performance issues, increases in scope, or cost growth, which could be material to our operating results. In addition, we and our industry team will incur advanced procurement costs (also referred to as precontract costs) in order to enhance our ability to achieve the revised schedule and certain milestones. We will monitor the recoverability of precontract costs, which could be impacted by the customer’s decision regarding future phases of the program.
We are responsible for a program to design, develop and construct a ground-based radar at our RMS business segment. The program has experienced performance issues for which we have periodically accrued reserves. As of June 26, 2022, cumulative losses remained at approximately $280 million. We will continue to monitor our performance, any future changes in scope, and estimated costs to complete the program and may have to record additional losses in future periods if we experience further performance issues, increases in scope, or cost growth. However, based on the losses previously recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our operating results or financial condition.
We have a program, EADGE-T, to design, integrate and install an air missile defense command, control, communications, computers - intelligence (C4I) system for an international customer that has experienced performance issues and for which we have periodically accrued reserves at our RMS business segment. We last recorded a charge and accrued reserves for this program in 2017. During the second quarter of 2022, the program was completed with a settlement of all claims between the parties and, as such, we determined that additional losses will not be incurred. Total cumulative losses on this program were approximately $260 million at June 26, 2022.
Backlog
Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. Our backlog includes both funded (firm

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
orders for our products and services for which funding has been both authorized and appropriated by the customer) and unfunded (firm orders for which funding has not been appropriated) amounts. We do not include unexercised options or potential orders under indefinite-delivery, indefinite-quantity agreements in our backlog. For our cost-reimbursable and fixed-priced-incentive contracts, the estimated consideration we expect to receive pursuant to the terms of the contract may exceed the contractual award amount. The estimated consideration is determined at the outset of the contract and is continuously reviewed throughout the contract period. In determining the estimated consideration, we consider the risks related to the technical, schedule and cost impacts to complete the contract and an estimate of any variable consideration. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of June 26, 2022, our ending backlog was $134.6 billion. We expect to recognize approximately 36% of our backlog over the next 12 months and approximately 59% over the next 24 months as revenue with the remainder recognized thereafter.
Lockheed Martin Ventures Fund
Through our Lockheed Martin Ventures Fund, we make strategic investments in companies that we believe are advancing or developing new technologies applicable to our business. These investments may be in the form of common or preferred stock, warrants, convertible debt securities or investments in funds. Most of the investments are in equity securities without readily determinable fair values (privately held securities), which are measured initially at cost and are then adjusted to fair value only if there is an observable price change or reduced for impairment, if applicable. Investments with quoted market prices in active markets (Level 1) (publicly held securities) are recorded at fair value. The carrying amounts of investments held in our Lockheed Martin Ventures Fund were $451 million and $465 million at June 26, 2022 and December 31, 2021. Due to changes in fair value and/or sales of investments, we recorded net losses of $143 million ($107 million, or $0.40 per share, after-tax) and $40 million ($30 million, or $0.11 per share, after-tax) during the quarter and six months ended June 26, 2022; and net gains of $14 million ($11 million, or $0.04 per share, after-tax) and $82 million ($62 million, or $0.22 per share, after-tax) during the quarter and six months ended June 27, 2021. These gains and losses are reflected in the other non-operating (expense) income, net account on our consolidated statements of earnings.
Income Taxes
Our effective income tax rates were 6.4% and 14.6% and 16.4% and 16.6% for the quarters and six months ended June 26, 2022 and June 27, 2021. The rate for the second quarter of 2022 is lower than the second quarter of 2021 primarily due to lower earnings before income taxes resulting from a noncash, non-operating pension settlement charge of $1.5 billion, which reduced the tax expense by approximately $314 million. The rates for all periods benefited from the research and development tax credit, tax deductions for foreign derived intangible income and dividends paid to the corporation's defined contribution plans with an employee stock ownership plan feature.
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
Debt Issuance and Redemption
On May 5, 2022, we issued a total of $2.3 billion of senior unsecured notes, consisting of $800 million aggregate principal amount of 3.90% Notes due June 15, 2032 (the “2032 Notes”), $850 million aggregate principal amount of 4.15% Notes due June 15, 2053 (the “2053 Notes”) and $650 million aggregate principal amount of 4.30% Notes due June 15, 2062 (the “2062 Notes” and, together with the 2032 Notes and 2053 Notes, the “Notes”) in a registered public offering. Net proceeds received from the offering were after deducting pricing discounts and debt issuance costs, which are being amortized and recorded as interest expense over the term of the Notes. We will pay interest on the Notes semi-annually in arrears on June 15 and December 15 of each year with the first payment made on June 15, 2022. We may, at our option, redeem the Notes of any series in whole or in part at any time and from time to time at a redemption price equal to the greater of 100% of the principal amount of the Notes to be redeemed or an applicable make-whole amount, plus accrued

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
and unpaid interest to the date of redemption. The Notes rank equally in right of payment with all of our existing unsecured and unsubordinated indebtedness.
On May 11, 2022, we used the net proceeds from the offering of the Notes to redeem all of the outstanding $500 million in aggregate principal amount of our 3.10% Notes due 2023, $750 million in aggregate principal amount of our 2.90% Notes due 2025, and the remaining balance of the net proceeds to redeem $1.0 billion of our outstanding $2.0 billion in aggregate principal amount of our 3.55% Notes due 2026 at their redemption price. We paid make-whole premiums of $13.9 million in connection with the early extinguishments of debt. We incurred losses of $34 million ($26 million, or $0.10 per share, after tax) on these transactions related to early extinguishments of debt, additional interest expense and other related charges, which was recorded in other non-operating (expense) income, net in our consolidated statements of earnings.
NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In 2017, the United Kingdom’s Financial Conduct Authority (FCA) announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (LIBOR), which have been widely used as reference rates for various securities and financial contracts, including loans, debt and derivatives. This announcement indicates that the continuation of LIBOR on the current basis is not guaranteed after 2021. Subsequently in March 2021, the FCA announced some USD LIBOR tenors (overnight, 1 month, 3 month, 6 month and 12 month) will continue to be published until June 30, 2023. Regulators in the U.S. and other jurisdictions have been working to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as the Secured Overnight Financing Rate (SOFR) for USD LIBOR. Currently, our credit facility and certain of our derivative instruments reference LIBOR-based rates. Our credit facility contains provisions specifying alternative interest rate calculations to be employed when LIBOR ceases to be available as a benchmark and we have adhered to the ISDA 2020 IBOR Fallbacks Protocol, which will govern our derivatives upon the final cessation of USD LIBOR. ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended, limits the accounting impact from contract modifications, including hedging relationships, due to the transition from LIBOR to alternative reference rates that are completed by December 31, 2022. The Financial Accounting Standards Board (FASB) is currently working on a project to extend the date to December 31, 2024. We do not expect a significant impact to our financial results, financial position or cash flows from the transition from LIBOR to alternative reference interest rates, but we will continue to monitor the impact of this transition until it is completed.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lockheed Martin Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Lockheed Martin Corporation (the Corporation) as of June 26, 2022, the related consolidated statements of earnings, comprehensive income and equity for the quarters and six months ended June 26, 2022 and June 27, 2021, and consolidated statements of cash flows for the six months ended June 26, 2022 and June 27, 2021, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
/s/ Ernst & Young LLP
Tysons, Virginia
July 19, 2022

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and notes to consolidated financial statements.
BUSINESS OVERVIEW
We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics, system integration and cybersecurity services. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. During the six months ended June 26, 2022, 73% of our $30.4 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 64% from the Department of Defense (DoD)), 26% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government) and 1% were from U.S. commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security and information technology, including cybersecurity.
The following discussion is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and with our Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Form 10-K).
COVID-19
The coronavirus disease 2019 (COVID-19) pandemic continued to cause business impacts in the first six months of 2022 primarily driven by the emergence of the Omicron variant in late 2021 with a resulting increase in COVID cases in early 2022. During the first six months of 2022, our performance was adversely affected by supply chain disruptions and delays, as well as labor challenges associated with employee absences, travel restrictions, site access, quarantine restrictions, remote work, and adjusted work schedules. Attendance for employees required to be onsite has fluctuated based on pandemic developments. We are actively engaging with our customers and are continuing to take measures to protect the health and safety of our employees. In our on-going effort to mitigate supply chain risks, we accelerated payments of $1.0 billion to our suppliers as of June 26, 2022, that are due according to contractual terms in future periods, while consistently prioritizing small businesses, which make up over half of our active supply base, as well as at-risk businesses.
The ultimate impact of COVID-19 on our operations and financial performance in future periods, including our ability to execute our programs in the expected timeframe, remains uncertain and will depend on future pandemic-related developments, including the duration of the pandemic, potential subsequent waves of COVID-19 infection or potential new variants, the effectiveness and adoption of COVID-19 vaccines and therapeutics, supplier impacts and related government actions to prevent and manage disease spread, including the implementation of any federal, state, local or foreign vaccine mandates, all of which are uncertain and cannot be predicted. The long-term impacts of COVID-19 on government budgets and other funding priorities, including international priorities, that impact demand for our products and services are also difficult to predict, but could negatively affect our future results and performance.
For additional risks to the corporation related to the COVID-19 pandemic, see Item 1A, Risk Factors of our 2021 Form 10-K.
Inflation
Heightened levels of inflation continue to present risk for Lockheed Martin and the broader industrial base. We have experienced impacts to our labor rates and suppliers have signaled inflation related cost pressures, which will flow through to our costs and pricing. Although we have not seen a significant impact from inflation to our financial results in the first half of 2022, if inflation remains at current levels for an extended period, or increases, and we are unable to successfully mitigate the impact, our costs could increase, resulting in pressure on our profits and margins, particularly for existing fixed-price contracts. For new contract proposals, we are factoring into our pricing heightened levels of inflation based on accepted DoD escalation indices and other assumptions, and in some cases seeking the inclusion of economic price adjustment (EPA) clauses, which would permit, subject to the particular contractual terms, cost adjustments in fixed price contracts for unexpected inflation. Overall, inflation and the potential worsening of macro-economic conditions are a risk to our operations, suppliers and the stability of the defense industrial base. In addition, inflation and the increases in the cost of borrowing from rising interest rates could constrain the overall purchasing power of our customers for our products and services. Rising interest rates also will increase our borrowing costs on new debt and could affect the fair value of our investments. We remain committed to our ongoing efforts to increase the efficiency of our operations and improve the cost competitiveness and affordability of our products and services, which may, in part, offset cost increases from inflation.
Conflict in Ukraine
Russia’s invasion of Ukraine has elevated global geopolitical tensions and security concerns. As a result, we have received increased interest for our products and services as countries seek to improve their security posture, particularly in Europe. We expect this interest will result in new contracts, however, given the long-cycle nature of our business, it is hard to predict when any resulting sales would occur from potential new contracts and we do not expect a significant increase in 2022 sales from new contracts in response to the conflict. We are evaluating capacity at our operations and the supply chain to anticipate potential demand and enable us to deliver critical capabilities. In addition, the U.S. Government and other nations have implemented broad economic sanctions and export controls targeting Russia, which, combined with the conflict, have the potential to indirectly disrupt our supply chain and access to certain resources. We have not, however, experienced significant adverse impacts to date and will continue to monitor for any impacts and seek to mitigate disruption that may arise. The conflict also has increased the threat of malicious cyber activity from nation states and other actors. We have taken steps designed to enhance our defensive posture against tactics and techniques associated with this increased threat.
INDUSTRY CONSIDERATIONS
U.S. Government Funding
On March 15, 2022, the President signed the Consolidated Appropriations Act, 2022, providing annual funding for the Department of Defense (DoD) and other government departments and agencies. The appropriation provided $781 billion for national defense, which includes the DoD, Department of Energy (DoE) nuclear weapons-related activities, and the national security activities of the Coast Guard, Federal Bureau of Investigation, and others. The DoD portion was $742.3 billion, $25 billion more than the President’s Fiscal Year (FY) 2022 request. Additionally, the legislation included $13.6 billion in supplemental funding to support Ukraine, including $3.5 billion for defense articles and $650 million in Foreign Military Financing (FMF) for Ukraine and other Eastern European allies. Our programs continued to be well supported and funded through the FY 2022 budget process. On May 21, 2022, the President signed the Additional Ukraine Supplemental Appropriations Act, 2022, providing an additional $40 billion to support Ukraine. This included $6 billion in security assistance, $9 billion to replenish U.S. stocks, and $4 billion for Foreign Military Financing (FMF).
On March 28, 2022, the Administration submitted to Congress the President’s FY 2023 budget request, which proposes $813 billion for national defense. The DoD portion of this request is $773 billion, a 4% increase above the FY 2022 enacted amount. In June 2022, the Senate Armed Services Committee (SASC) and House Armed Services Committee (HASC) reported their versions of the FY 2023 National Defense Authorizations Act (NDAA), and the House Appropriations Committee (HAC) reported their version of the FY 2023 Defense Appropriations Act. As anticipated, the SASC and the HASC provided additional funds for DoD, $45 billion and $37 billion, respectively. The HAC marked to the President’s budget request. On July 14, 2022, the full House passed the FY 2023 NDAA, maintaining the additional $37 billion provided by the HASC. The Senate Appropriations Committee (SAC) has not yet announced when it will consider its version of the FY 2023 Defense Appropriations Act. The continued expectation is that final FY 2023 DoD funding will be higher than requested. Final legislation is not expected to be enacted until late in calendar year 2022 or, possibly, in early calendar year 2023.
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

	Quarters Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Net sales	$15,446	$17,029	$30,410	$33,287
Cost of sales	(13,490)	(14,878)	(26,545)	(28,950)
Gross profit	1,956	2,151	3,865	4,337
Other income, net	7	41	31	37
Operating profit	1,963	2,192	3,896	4,374
Interest expense	(141)	(142)	(276)	(282)
Non-service FAS pension (expense) income	(1,331)	94	(1,191)	187
Other non-operating (expense) income, net	(161)	26	(38)	102
Earnings before income taxes	330	2,170	2,391	4,381
Income tax expense	(21)	(355)	(349)	(729)
Net earnings	$309	$1,815	$2,042	$3,652
Diluted earnings per common share	$1.16	$6.52	$7.62	$13.08

Certain amounts reported in other income, net, including our share of earnings or losses from equity method investees, are included in the operating profit of our business segments. Accordingly, such amounts are included in the discussion of our business segment results of operations.
Net Sales
We generate sales from the delivery of products and services to our customers. Our consolidated net sales were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Products	$12,761	$14,258	$25,255	$28,011
% of total net sales	82.6%	83.7%	83.0%	84.1%
Services	2,685	2,771	5,155	5,276
% of total net sales	17.4%	16.3%	17.0%	15.9%
Total net sales	$15,446	$17,029	$30,410	$33,287
Substantially all of our contracts are accounted for using the percentage-of-completion cost-to-cost method. Under the percentage-of-completion cost-to-cost method, we record net sales on contracts over time based upon our progress towards completion on a particular contract, as well as our estimate of the profit to be earned at completion. The following discussion of material changes in our consolidated net sales should be read in tandem with the subsequent discussion of changes in our consolidated cost of sales and our business segment results of operations because changes in our sales are typically accompanied by a corresponding change in our cost of sales due to the nature of the percentage-of-completion cost-to-cost method. Overall, our sales were negatively affected in the first six months of 2022 because of supply chain impacts.

Product Sales
Product sales decreased $1.5 billion, or 10%, during the quarter ended June 26, 2022 compared to the same period in 2021. The decrease is primarily attributable to lower product sales of approximately $780 million at Aeronautics mostly due to lower volume on F-35 contracts; about $370 million at Space primarily due to the previously announced renationalization of the Atomic Weapons Establishment (AWE) program on June 30, 2021, which was no longer included in our financial results beginning in the third quarter of 2021; approximately $220 million at RMS mostly due to lower production volume on Black Hawk; and about $130 million at MFC primarily due to lower volume on air dominance weapon systems and close out activities in the second quarter of 2021 related to the Warrior Capability Sustainment Program (Warrior).
Product sales decreased $2.8 billion, or 10%, during the six months ended June 26, 2022 compared to the same period in 2021. The decrease is primarily attributable to lower product sales of approximately $840 million at Aeronautics mostly due to lower volume on F-35 contracts; about $820 million at Space primarily due to the renationalization of AWE; approximately $730 million at RMS mostly due to lower net sales for training and logistics solutions (TLS) programs due to the delivery of an international pilot training system in the first quarter of 2021 and lower production volume on Black Hawk; and about $365 million at MFC primarily due to lower volume on Terminal High Altitude Area Defense (THAAD) and air dominance weapon systems.
Service Sales
Service sales decreased $86 million, or 3%, during the quarter ended June 26, 2022 compared to the same period in 2021. The decrease in service sales was primarily attributable to lower sales of approximately $70 million at MFC primarily due to lower volume on Special Operations Forces Global Logistics Support Services (SOF GLSS).
Service sales decreased $121 million, or 2%, during the six months ended June 26, 2022 compared to the same period in 2021. The decrease in service sales was primarily due to lower sales of approximately $130 million at MFC primarily due to lower volume on SOF GLSS.
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

	Quarters Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Cost of sales – products	$(11,395)	$(12,866)	$(22,556)	$(25,147)
% of product sales	89.3%	90.2%	89.3%	89.8%
Cost of sales – services	(2,362)	(2,438)	(4,537)	(4,668)
% of service sales	88.0%	88.0%	88.0%	88.5%
Severance and restructuring charges	—	—	—	(36)
Other unallocated, net	267	426	548	901
Total cost of sales	$(13,490)	$(14,878)	$(26,545)	$(28,950)
The following discussion of material changes in our consolidated cost of sales for products and services should be read in tandem with the preceding discussion of changes in our consolidated net sales and our business segment results of operations. Except for potential impacts to our programs resulting from COVID-19, supply chain disruptions and inflation, we have not identified any additional developing trends in cost of sales for products and services that would have a material impact on our future operations.

Product Costs
Product costs decreased $1.5 billion, or 11%, during the quarter ended June 26, 2022 compared to the same period in 2021. The decrease was primarily attributable to lower product costs of approximately $835 million at Aeronautics primarily due to lower volume on F-35 contracts; about $330 million at Space mostly due to the renationalization of AWE; approximately $175 million at RMS primarily due to lower production volume on Black Hawk; and about $130 million at MFC mostly due to lower volume on air dominance weapon systems and close out of the Warrior program in 2021.
Product costs decreased $2.6 billion, or 10%, during the six months ended June 26, 2022 compared to the same period in 2021. The decrease was primarily attributable to lower product costs of approximately $860 million at Aeronautics mostly due to lower volume on F-35 contracts; about $750 million at Space primarily due to the renationalization of AWE; approximately $625 million at RMS mostly due to the delivery of an international pilot training system in the first quarter of 2021 and lower production volume on Black Hawk; and about $355 million at MFC primarily due to lower volume on THAAD and air dominance weapon systems.
Service Costs
Service costs decreased $76 million, or 3%, during the quarter ended June 26, 2022 compared to the same period in 2021. The decrease was primarily attributable to lower service costs of approximately $65 million at MFC primarily due to lower volume on SOF GLSS.
Service costs decreased $131 million, or 3%, during the six months ended June 26, 2022 compared to the same period in 2021. The decrease was primarily attributable to lower service costs of approximately $125 million at MFC primarily due to lower volume on SOF GLSS.
Other Unallocated, Net
Other unallocated, net primarily includes the FAS/CAS pension operating adjustment (which represents the difference between CAS pension cost recorded in our business segment’s results of operations and the service cost component of FAS pension (expense) income), stock-based compensation expense, changes in the fair value of investments held in a trust for deferred compensation plans and other corporate costs. These items are not allocated to the business segments and, therefore, are not allocated to cost of sales for products or services. Other unallocated, net reduced cost of sales by $267 million and $548 million during the quarter and six months ended June 26, 2022, compared to $426 million and $901 million during the quarter and six months ended June 27, 2021. Other unallocated, net during the quarter and six months ended June 26, 2022 was lower primarily due to declines in the fair value of investments held in a trust for deferred compensation plans during the quarter and six months ended June 26, 2022 compared to the same periods in 2021, a decrease in our FAS/CAS pension operating adjustment due to lower CAS cost from the American Rescue Plan Act of 2021 (ARPA) legislation, and fluctuations in costs associated with various corporate items, none of which were individually significant.
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
Other Income, Net
Other income, net primarily includes earnings generated by equity method investees. Other income, net was $7 million and $31 million during the quarter and six months ended June 26, 2022, compared to $41 million and $37 million during the quarter and six months ended June 27, 2021. Other income, net during the quarter ended June 26, 2022 included lower earnings generated by our equity method investment in ULA due to lower launch volume and launch vehicle mix.
Interest Expense
Interest expense during the quarter and six months ended June 26, 2022 was $141 million and $276 million, compared to $142 million and $282 million during the quarter and six months ended June 27, 2021. See “Capital

Resources” included within “Liquidity and Cash Flows” discussion below and “Note 10 - Other” included in our Notes to Consolidated Financial Statements for additional information.
Non-Service FAS Pension (Expense) Income
Non-service FAS pension expense was $1.3 billion and $1.2 billion for the quarter and six months ended June 26, 2022, compared to FAS pension income of $94 million and $187 million during the quarter and six months ended June 27, 2021. Non-service FAS pension expense for the quarter and six months ended June 26, 2022 includes a noncash, non-operating pension settlement charge of $1.5 billion ($1.2 billion, or $4.33 per share, after-tax), related to the transfer of $4.3 billion of our gross defined benefit pension obligations and related plan assets to an insurance company. See “Note 6 - Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements for additional information.
Other Non-operating (Expense) Income, Net

Other non-operating (expense) income, net primarily includes gains or losses related to changes in the fair value of strategic investments in companies made by our Lockheed Martin Ventures Fund. During the quarter ended June 26, 2022, other non-operating expense, net was $161 million compared to other non-operating income, net of $26 million during the quarter ended June 27, 2021. During the six months ended June 26, 2022, other non-operating expense, net was $38 million compared to other non-operating income, net of $102 million during the six months ended June 27, 2021. The decrease during the quarter and six months ended June 26, 2022 was primarily due to decreases in the fair value of investments held in this fund and losses related to early extinguishments of debt. See “Note 10 - Other” included in our Notes to Consolidated Financial Statements for additional information.
Income Tax Expense
Our effective income tax rates were 6.4% and 14.6% for the quarter and six months ended June 26, 2022 and 16.4% and 16.6% for the quarter and six months ended June 27, 2021. The rate for the second quarter of 2022 is lower than the second quarter of 2021 primarily due to lower earnings before income taxes resulting from a noncash, non-operating pension settlement charge of $1.5 billion, which reduced the tax expense by approximately $314 million. The rates for all periods benefited from the research and development tax credit, tax deductions for foreign derived intangible income and dividends paid to the corporation's defined contribution plans with an employee stock ownership plan feature.
Changes in U.S. (federal or state) or foreign tax laws and regulations, or their interpretation and application, including those with retroactive effect, including the amortization for research or experimental expenditures, could significantly impact our provision for income taxes, the amount of taxes payable, our deferred tax asset and liability balances, and stockholders’ equity. Proposals to increase the U.S. corporate income tax rate would require us to increase our net deferred tax assets upon enactment of new tax legislation, with a corresponding material, one-time, noncash decrease in income tax expense, but our income tax expense and payments would likely be materially increased in subsequent years. Our net deferred tax assets were $2.7 billion and $2.3 billion at June 26, 2022 and December 31, 2021, based on a 21% federal statutory income tax rate, and primarily relate to our postretirement benefit plans. In addition to future changes in tax laws, the amount of net deferred tax assets will change periodically based on several factors, including the measurement of our postretirement benefit plan obligations, actual cash contributions to our postretirement benefit plans and the reevaluation of uncertain tax positions.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years. While it is possible that Congress may defer, modify, or repeal this provision, potentially with retroactive effect, and we continue to have ongoing discussions with members of Congress, both on our own and with other industries through coalitions, we have no assurance that this provision will be deferred, modified, or repealed. Furthermore, in anticipation of the new provision taking effect, we analyzed the provision and worked with our advisors to evaluate its application to our business. We anticipate our cash from operations in 2022 will be negatively impacted by approximately $500 million and our net deferred tax assets will increase by a similar amount provided this provision is not deferred, modified, or repealed. The actual impact on 2022 cash from operations will depend on the amount of research and development expenses paid or incurred in 2022 among other factors. While the largest impact of this provision will be to 2022 cash from operations, the impact would continue over the five-year amortization period, but would decrease over the period and be immaterial in year six.
We are regularly under audit or examination by tax authorities, including foreign tax authorities (including in, amongst others, Australia, Canada, India, Italy, Japan, Poland, and the United Kingdom). The final determination of tax audits and any related litigation could similarly result in unanticipated increases in our tax expense and affect profitability and cash flows.
Net Earnings
We reported net earnings of $309 million ($1.16 per share) and $2.0 billion ($7.62 per share) during the quarter and six months ended June 26, 2022, compared to $1.8 billion ($6.52 per share) and $3.7 billion ($13.08 per share) during the quarter and six months ended June 27, 2021. Net earnings and earnings per share for both the quarter and six months ended June 26, 2022 were affected by factors mentioned above, including the noncash, non-operating pension settlement charge of $1.5 billion ($1.2 billion, or $4.33 per share, after-tax) related to the transfer of $4.3 billion of gross defined benefit pension obligations and related plan assets to an insurance company. Earnings per share also benefited from a net decrease of approximately 11.7 million and 11.2 million weighted average common shares outstanding during the quarter and six months ended June 26, 2022, compared to the same periods in 2021. The reduction in weighted average common shares was a result of share repurchases, partially offset by share issuance under our stock-based awards and certain defined contribution plans.

BUSINESS SEGMENT RESULTS OF OPERATIONS
We operate in four business segments: Aeronautics, MFC, RMS and Space. We organize our business segments based on the nature of products and services offered.
Net sales and operating profit of our business segments exclude intersegment sales, cost of sales, and profit as these activities are eliminated in consolidation and not included in management’s evaluation of performance of each segment. Business segment operating profit includes our share of earnings or losses from equity method investees as the operating activities of the equity method investees are closely aligned with the operations of our business segments.
Business segment operating profit excludes the FAS/CAS pension operating adjustment described below, a portion of corporate costs not considered allowable or allocable to contracts with the U.S. Government under the applicable U.S. Government cost accounting standards (CAS) or federal acquisition regulations (FAR), and other items not considered part of management’s evaluation of segment operating performance such as a portion of management and administration costs, legal fees and settlements, environmental costs, changes in the fair value of strategic investments in companies made by our Lockheed Martin Ventures Fund, stock-based compensation expense, changes in the fair value of investments held in a trust for deferred compensation plans, retiree benefits, significant severance actions, significant asset impairments, gains or losses from divestitures, and other miscellaneous corporate activities. Excluded items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit.
Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Net sales
Aeronautics	$5,862	$6,666	$12,263	$13,053
Missiles and Fire Control	2,747	2,944	5,199	5,693
Rotary and Mission Systems	4,012	4,242	7,564	8,349
Space	2,825	3,177	5,384	6,192
Total net sales	$15,446	$17,029	$30,410	$33,287
Operating profit
Aeronautics	$612	$572	$1,291	$1,265
Missiles and Fire Control	418	401	802	797
Rotary and Mission Systems	403	458	751	891
Space	268	335	513	562
Total business segment operating profit	1,701	1,766	3,357	3,515
Unallocated items
FAS/CAS pension operating adjustment	425	489	851	978
Severance and restructuring charges	—	—	—	(36)
Other, net	(163)	(63)	(312)	(83)
Total unallocated items	262	426	539	859
Total consolidated operating profit	$1,963	$2,192	$3,896	$4,374

Our business segments’ results of operations include pension expense only as calculated under U.S. Government Cost Accounting Standards (CAS), which we refer to as CAS pension cost. We recover CAS pension and other postretirement benefit plan cost through the pricing of our products and services on U.S. Government contracts and, therefore, recognize CAS pension cost in each of our business segment’s net sales and cost of sales. Our consolidated financial statements must present pension and other postretirement benefit plan income calculated in accordance with FAS requirements under U.S. GAAP. The operating portion of the net FAS/CAS pension adjustment represents the difference between the service cost component of FAS pension (expense) income and total CAS pension cost. The non-service FAS pension (expense) income components are included in non-service FAS pension (expense) income in our consolidated statements of earnings. As a result, to the extent that CAS pension cost exceeds the service cost component of FAS pension (expense) income, we have a favorable FAS/CAS pension operating adjustment.
The total FAS/CAS pension adjustment for the quarters and six months ended June 26, 2022 and June 27, 2021, including the service and non-service cost components of FAS pension (expense) income for our qualified defined benefit pension plans, were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Total FAS (expense) income and CAS cost
Total FAS pension (expense) income	$(1,355)	$67	$(1,239)	$133
Less: CAS pension cost	449	516	899	1,032
Total FAS/CAS pension adjustment	$(906)	$583	$(340)	$1,165

Service and non-service cost reconciliation
FAS pension service cost	$(24)	$(27)	$(48)	$(54)
Less: CAS pension cost	449	516	899	1,032
Total FAS/CAS pension operating adjustment	425	489	851	978
Non-service FAS pension (expense) income	(1,331)	94	(1,191)	187
Total FAS/CAS pension adjustment	$(906)	$583	$(340)	$1,165
The decrease in the net FAS/CAS pension adjustment during the quarter and six months ended June 26, 2022 as compared to 2021 was principally driven by a noncash, non-operating pension settlement charge of $1.5 billion ($1.2 billion, or $4.33 per share, after-tax) recognized in connection with the transfer of $4.3 billion of our gross defined benefit pension obligations and related plan assets to an insurance company on June 24, 2022. See “Note 6 - Postretirement Benefit Plans”.
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
In addition, comparability of our segment sales, operating profit and operating margin may be impacted favorably or unfavorably by changes in profit booking rates on our contracts for which we recognize revenue over time using the percentage-of-completion cost-to-cost method to measure progress towards completion. Increases in the profit booking rates, typically referred to as favorable profit adjustments, usually relate to revisions in the estimated total costs to fulfill the performance obligations that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate, for example COVID-19 impacts or supply chain disruptions, resulting in an increase in the estimated total costs to fulfill the performance obligations and a reduction in the profit booking rate and are typically referred to as unfavorable profit adjustments. Increases or decreases in profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Segment operating profit and margin may also be impacted favorably or unfavorably by other items, which may or may not impact sales. Favorable items may include the positive resolution of contractual matters, cost recoveries on severance and restructuring charges, insurance recoveries and gains on sales of assets. Unfavorable items may include the adverse resolution of contractual matters; restructuring charges, except for significant severance actions, which are excluded from segment operating results; reserves for disputes; certain asset impairments; and losses on sales of certain assets.
Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit by approximately $455 million and $860 million during the quarter and six months ended June 26, 2022 and $385 million and $880 million during the quarter and six months ended June 27, 2021.
We periodically experience performance issues and record losses for certain programs. For further discussion on the programs at Aeronautics and RMS, see “Note 10 - Other” included in our Notes to Consolidated Financial Statements.

Aeronautics
Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Net sales	$5,862	$6,666	$12,263	$13,053
Operating profit	612	572	1,291	1,265
Operating margin	10.4%	8.6%	10.5%	9.7%
Aeronautics’ net sales during the quarter ended June 26, 2022 decreased $804 million, or 12%, compared to the same period in 2021. Net sales decreased by approximately $945 million for the F-35 program due to lower volume on production contracts as a result of supply chain performance delays and delays in receiving additional contractual authorization and funding under the Lots 15-17 contract, and about $50 million on the F-16 program due to lower volume on sustainment contracts and an unfavorable profit adjustment on a production contract in the second quarter of 2022 as a result of manufacturing line ramp up delays, partially offset by higher volume on production contracts. These decreases were partially offset by an increase of approximately $210 million on classified contracts primarily due to higher volume.
Aeronautics’ operating profit during the quarter ended June 26, 2022 increased $40 million, or 7% compared to the same period in 2021. Operating profit increased approximately $220 million on classified contracts due to a $225 million loss in the second quarter of 2021 on a classified program; and approximately $40 million for the F-22 program due to higher net favorable profit adjustments. These increases were partially offset by lower operating profit of approximately $145 million for the F-35 program due to lower volume on production contracts as described above; and about $55 million for the F-16 program due to an unfavorable profit adjustment on a production contract in the second quarter of 2022 as described above. Adjustments not related to volume, including net profit booking rate adjustments, were $120 million higher in the second quarter of 2022 compared to the same period in 2021.
Aeronautics’ net sales during the six months ended June 26, 2022 decreased $790 million, or 6%, compared to the same period in 2021. Net sales decreased by approximately $1.0 billion for the F-35 program due to lower volume as described above and lower net favorable profit adjustments on production contracts. This decrease was partially offset by increases of approximately $220 million on classified contracts primarily due to higher volume; and about $30 million for the F-16 program due to higher volume on production contracts that was partially offset by unfavorable profit adjustments on a production contract and a modernization contract.
Aeronautics’ operating profit during the six months ended June 26, 2022 increased $26 million, or 2%, compared to the same period in 2021. Operating profit increased approximately $240 million on classified contracts due to a $225 million loss in the second quarter of 2021 for a classified program for performance issues; and about $70 million for the F-22 program due to higher net favorable profit adjustments. These increases were partially offset by lower operating profit of approximately $195 million for the F-35 program due to lower volume as described above and lower net favorable profit adjustments on production contracts; and about $80 million for the F-16 program due to unfavorable profit adjustments on a production contract and modernization contracts. Adjustments not related to volume, including net profit booking rate adjustments, were $95 million higher in the six months ended June 26, 2022 compared to the same period in 2021.

Missiles and Fire Control
Summary operating results for our MFC business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Net sales	$2,747	$2,944	$5,199	$5,693
Operating profit	418	401	802	797
Operating margin	15.2%	13.6%	15.4%	14.0%
MFC’s net sales during the quarter ended June 26, 2022 decreased $197 million, or 7%, compared to the same period in 2021. The decrease was primarily attributable to lower net sales of approximately $155 million for sensors and global sustainment programs primarily due to lower volume on SOF GLSS as a result of troop withdrawals from Afghanistan and lower net favorable profit adjustments due to close out activities in the second quarter of 2021 related to the Warrior; and about $45 million for tactical and strike missile programs due to lower volume (air dominance weapon systems).
MFC’s operating profit during the quarter ended June 26, 2022 increased $17 million, or 4%, compared to the same period in 2021.The increase was primarily attributable to higher operating profit of approximately $40 million for tactical and strike missile programs due to higher net favorable profit adjustments (Joint Air-to-Surface Standoff Missile (JASSM), High Mobility Artillery Rocket System (HIMARS), and Hellfire); and about $10 million for integrated air and missile defense programs due to higher net favorable profit adjustments (Patriot Advanced Capability-3 (PAC-3)). These increases were partially offset by a decrease of about $40 million for sensors and global sustainment programs primarily due to lower net favorable profit adjustments as a result of the closeout of the Warrior program in 2021. In addition, operating margin was positively impacted when compared to the second quarter of 2021 due to contract mix (lower SOF GLSS volume and lower development volume for tactical and strike missiles). Adjustments not related to volume, including net profit booking rate adjustments in the second quarter of 2022 were comparable to the same period in 2021.
MFC’s net sales during the six months ended June 26, 2022 decreased $494 million, or 9%, compared to the same period in 2021. The decrease was primarily attributable to lower net sales of approximately $230 million for sensors and global sustainment programs due to lower volume on SOF GLSS as described above and lower volume and net favorable profit adjustments on Sniper Advanced Targeting Pod (SNIPER®), partially offset by the net effect of favorable profit adjustments on an international program as a result of a requirements modification in the first quarter of 2022 and the termination of the Warrior program in 2021; about $125 million for tactical and strike missile programs due to lower volume (air dominance weapon systems and hypersonics); and approximately $105 million for integrated air and missile defense programs due to lower volume (THAAD) and lower net favorable profit adjustments (PAC-3).
MFC’s operating profit during the six months ended June 26, 2022 was comparable to the same period in 2021. Operating profit increased by approximately $30 million for tactical and strike missile programs due to higher net favorable profit adjustments (HIMARS, GMLRS and JASSM); and about $10 million for sensors and global sustainment programs primarily due to the net effect of favorable profit adjustments on an international program in the first quarter of 2022 and the termination of the Warrior program in 2021, partially offset by lower net favorable profit adjustments (SNIPER). These increases were offset by approximately $35 million for integrated air and missile defense programs due to volume (THAAD) and lower net favorable profit adjustments (PAC-3). In addition, operating margin was positively impacted when compared to the six months ended June 27, 2021 due to contract mix (lower SOF GLSS volume and lower development volume at tactical and strike missiles). Adjustments not related to volume, including net profit booking rate adjustments, were $20 million higher in the six months ended June 26, 2022 compared to the same period in 2021.

Rotary and Mission Systems
Summary operating results for our RMS business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Net sales	$4,012	$4,242	$7,564	$8,349
Operating profit	403	458	751	891
Operating margin	10.0%	10.8%	9.9%	10.7%
RMS’ net sales during the quarter ended June 26, 2022 decreased $230 million, or 5%, compared to the same period in 2021. The decrease was primarily attributable to lower net sales of approximately $100 million for Sikorsky helicopter programs due to lower production volume (Black Hawk); about $80 million for integrated warfare systems and sensors (IWSS) programs due to lower volume (Littoral Combat Ship (LCS) and Advanced Hawkeye); and approximately $55 million for various C6ISR (command, control, communications, computers, cyber, combat systems, intelligence, surveillance, and reconnaissance) programs due to lower volume.
RMS’ operating profit during the quarter ended June 26, 2022 decreased $55 million, or 12%, compared to the same period in 2021. The decrease was primarily attributable to approximately $20 million for IWSS programs due to lower net favorable profit adjustments (Aegis and ground-based radar), about $10 million for various C6ISR programs due to lower volume; and approximately $10 million for Sikorsky helicopter programs due to lower production volume (Black Hawk). Adjustments not related to volume, including net profit booking rate adjustments, were $25 million lower in the second quarter of 2022 compared to the same period in 2021.
RMS’ net sales during the six months ended June 26, 2022 decreased $785 million, or 9%, compared to the same period in 2021. The decrease was primarily attributable to lower net sales of approximately $310 million for TLS programs primarily due to the delivery of an international pilot training system in the first quarter of 2021 that did not recur in 2022; about $230 million for IWSS programs due to lower volume (LCS, TPQ-53 and Advanced Hawkeye); approximately $140 million for Sikorsky helicopter programs due to lower production volume (Black Hawk); and about $105 million for various C6ISR programs due to lower volume.
RMS’ operating profit during the six months ended June 26, 2022 decreased $140 million, or 16%, compared to the same period in 2021. The decrease was primarily attributable to approximately $50 million for IWSS programs due to lower net favorable profit adjustments (Aegis and ground-based radar); $45 million for various C6ISR programs due to lower net favorable profit adjustments and volume, and approximately $25 million for Sikorsky helicopter programs due to lower production volume and net favorable profit adjustments (Black Hawk), partially offset by higher net favorable profit adjustments and volume (CRH). Operating profit for TLS programs was comparable due to the delivery of an international pilot training system in the first quarter of 2021 that did not recur in 2022, offset by higher net favorable profit adjustments on various other programs. Adjustments not related to volume, including net profit booking rate adjustments, were $80 million lower in the six months ended June 26, 2022 compared to the same period in 2021.
Space
Summary operating results for our Space business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Net sales	$2,825	$3,177	$5,384	$6,192
Operating profit	268	335	513	562
Operating margin	9.5%	10.5%	9.5%	9.1%
Space’s net sales during the quarter ended June 26, 2022 decreased $352 million, or 11%, compared to the same period in 2021. The decrease was primarily attributable to lower net sales of approximately $425 million due to the previously announced renationalization of the AWE program on June 30, 2021, which was no longer included in our financial results beginning in the third quarter of 2021; and about $55 million for commercial civil space programs due to lower volume (Orion). These decreases were partially offset by higher net sales of about $130 million for strategic and missile defense programs due to higher development volume (Next Generation Interceptor (NGI)).
Space’s operating profit during the quarter ended June 26, 2022 decreased $67 million, or 20%, compared to the same period in 2021. The decrease was primarily attributable to approximately $55 million for national security space programs primarily due to lower net favorable profit adjustments (primarily Space-Based Infrared System (SBIRS) and classified programs); and about $40 million of lower equity earnings from our investment in United Launch Alliance (ULA). These decreases were partially offset by an increase of approximately $30 million for strategic and missile defense programs due to higher net favorable profit adjustments (primarily Fleet Ballistic Missile (FBM) programs). Operating profit for the AWE program was comparable as its operating profit in the second quarter of 2021 was mostly offset by accelerated amortization expense for intangible assets as a result of the renationalization. Adjustments not related to volume, including net profit booking rate adjustments, were $30 million lower in the second quarter of 2022 compared to the same period in 2021.
Space’s net sales during the six months ended June 26, 2022 decreased $808 million, or 13%, compared to the same period in 2021. The decrease was primarily attributable to lower net sales of approximately $865 million due to the renationalization of the AWE program on June 30, 2021, which was no longer included in our financial results beginning in the third quarter of 2021; and about $150 million for commercial civil space programs due to lower volume (Orion and Human Lander System (HLS) programs). These decreases were partially offset by higher net sales of about $230 million for strategic and missile defense programs due to higher development volume (NGI).
Space’s operating profit during the six months ended June 26, 2022 decreased $49 million, or 9%, compared to the same period in 2021. The decrease was primarily attributable to approximately $45 million for national security space programs primarily due to lower net favorable profit adjustments (primarily SBIRS and classified programs); and about $35 million for commercial civil space programs due to lower net favorable profit adjustments and lower volume (the Orion and HLS programs). These decreases were partially offset by an increase of approximately $30 million for strategic and missile defense programs due to higher net favorable profit adjustments (primarily FBM programs). Operating profit for the AWE program was comparable as its operating profit in the first six months of 2021 was mostly offset by accelerated amortization expense for intangible assets as a result of the renationalization. Adjustments not related to volume, including net profit booking rate adjustments, were $55 million lower in the six months ended June 26, 2022 compared to the same period in 2021.
Total equity earnings (primarily ULA) represented approximately $5 million, or 2%, and $35 million, or 7%, of Space's operating profit during the quarter and six months ended June 26, 2022, compared to approximately $45 million, or 13%, and $40 million, or 7% during the quarter and six months ended June 27, 2021.
FINANCIAL CONDITION
Liquidity and Cash Flows
At June 26, 2022, we had cash and cash equivalents of $1.8 billion. Our principal source of liquidity is our cash from operations. However, we also have access to credit markets, if needed, for liquidity or general corporate purposes, including our revolving credit facility or the ability to issue commercial paper, and letters of credit to support customer advance payments and for other trade finance purposes such as guaranteeing our performance on particular contracts. We believe our cash and cash equivalents, our expected cash flow generated from operations and our access to credit markets will be sufficient to meet our cash requirements and cash deployment plans over the next twelve months and beyond based on our current business plans.
Cash received from customers, either from the payment of invoices for work performed or for advances from non-U.S. Government customers in excess of costs incurred, is our primary source of cash from operations. We generally do not begin work on contracts until funding is appropriated by the customer. However, from time to time, we fund customer programs ourselves pending government appropriations. If we incur costs in excess of funds obligated on the contract or in advance of a contract award, this negatively affects our cash flows and we may be at risk for reimbursement of the excess costs. For example, due to the prolonged negotiation of the F-35 Low Rate Initial Production (LRIP) Lots 15-17 production contract, beginning in the second quarter our costs to continue production to meet our customer’s desired aircraft delivery dates began to exceed the contract value and available funding which prevented us from invoicing and receiving cash of approximately $465 million for costs incurred in the second quarter of 2022. See “Other Matters” below and Item 1A, Risk Factors, for additional information.
Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type. We generally bill and collect cash more frequently under cost-reimbursable contracts, which represented approximately 39% of the sales we recorded during the six months ended June 26, 2022, as we are authorized to bill as the costs are incurred. A number of our fixed-price contracts may provide for performance-based payments, which allow us to bill and collect cash as we perform on the contract. The amount of performance-based payments and the related milestones are encompassed in the negotiation of each contract. The timing of such payments may differ from the timing of the costs incurred related to our contract performance, thereby affecting our cash flows.
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
To date, the effects of COVID-19 have resulted in some negative impacts on our cash flows, partially due to supplier delays. The U.S. Government has taken certain actions and enacted legislation to mitigate the impacts of COVID-19 on public health, the economy, state and local governments, individuals, and businesses. Since the pandemic began, Lockheed Martin has remained committed to accelerating payments to the supply chain with a focus on small and at risk businesses. As of June 26, 2022, we have accelerated $1.0 billion of payments to our suppliers that are due by their terms in future periods. We will continue to monitor risk driven by the pandemic and, based on our current assessment, we will continue to accelerate payments to our suppliers based on risk assessed need through the end of 2022.
In addition, we have a balanced cash deployment strategy to invest in our business and key technologies to provide our customers with enhanced capabilities, enhance stockholder value, and position ourselves to take advantage of new business opportunities when they arise. Consistent with that strategy, we have continued to invest in our business and technologies through capital expenditures, independent research and development, and selective business acquisitions and investments. We have returned cash to stockholders through dividends and share repurchases. Our total remaining authorization for future common share repurchases under our program was $1.6 billion at June 26, 2022.
We also continue to actively manage our debt levels, including maturities and interest rates, as evidenced by the debt transaction in the second quarter of 2022 and our pension obligations. We expect to continue to opportunistically manage our pension liabilities through the purchase of group annuity contracts for portions of our outstanding defined benefit pension obligations using assets from the pension trust as we did on June 24, 2022. See “Note 6 - Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements for additional information. Future pension risk transfer transactions could also be significant and result in us making additional contributions to the pension trust and/or require us to recognize noncash, non-operating pension settlement charges in earnings in the applicable reporting period.
There were no material changes during the quarter or six months ended June 26, 2022 to our contractual commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Form 10-K that were outside the ordinary course of our business.

The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	Six Months Ended
	June 26, 2022	June 27, 2021
Cash and cash equivalents at beginning of year	$3,604	$3,160
Operating activities
Net earnings	2,042	3,652
Noncash adjustments	1,104	857
Changes in working capital	(1,570)	(1,510)
Other, net	1,165	17
Net cash provided by operating activities	2,741	3,016
Net cash used for investing activities	(583)	(389)
Net cash used for financing activities	(3,987)	(3,042)
Net change in cash and cash equivalents	(1,829)	(415)
Cash and cash equivalents at end of period	$1,775	$2,745
Operating Activities
Net cash provided by operating activities during the six months ended June 26, 2022 decreased $275 million compared to the same period in 2021. The decrease was primarily due to cash impacts for the lack of additional contractual authorization and funding from the U.S. Government prior to the end of the second quarter of 2022 on the Lots 15-17 contract of the F-35 program.
Non-GAAP Financial Measure - Free Cash Flow
Free cash flow is a non-GAAP financial measure that we define as cash from operations less capital expenditures. Our capital expenditures are comprised of equipment and facilities infrastructure and information technology (inclusive of costs for the development or purchase of internal-use software that are capitalized). We use free cash flow to evaluate our business performance and overall liquidity, as well as a performance goal in our annual and long-term incentive plans. We believe free cash flow is a useful measure for investors because it represents the amount of cash generated from operations after reinvesting in the business and that may be available to return to stockholders and creditors (through dividends, stock repurchase and debt repayments) or available to fund acquisitions. The entire amount of free cash flow is not necessarily available for discretionary expenditures, however, because it does not account for certain mandatory expenditures, such as the repayment of maturing debt. While management believes that free cash flow as a non-GAAP financial measure may be useful in evaluating our financial performance, it should be considered supplemental to, and not a substitute for, financial information prepared in accordance with GAAP and may not be comparable to similarly titled measures used by other companies.
The following table reconciles net cash provided by operating activities to free cash flow (in millions):

	Six Months Ended
	June 26, 2022	June 27, 2021
Cash from operations	$2,741	$3,016
Capital expenditures	(572)	(599)
Free cash flow	$2,169	$2,417
Investing Activities
Net cash used for investing activities during the six months ended June 26, 2022 increased $194 million compared to the same period in 2021. The increase in cash used for investing activities is due to the receipt of $231 million in the first six months of 2021 from the sale of our ownership interest in the Advanced Military Maintenance, Repair and Overhaul Center (AMMROC) joint venture. Capital expenditures totaled $572 million and $599 million during the six months ended June 26, 2022 and June 27, 2021. The majority of our capital expenditures were for equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.
Financing Activities
Net cash used for financing activities was $4.0 billion during the six months ended June 26, 2022, compared to $3.0 billion during the same period in 2021.
During the six months ended June 26, 2022 and June 27, 2021, we paid dividends totaling $1.5 billion ($5.60 per share) and $1.5 billion ($5.20 per share).
During the six months ended June 26, 2022, we paid $2.4 billion to repurchase 7.7 million shares of our common stock, some of which were settled subsequent to the end of the second quarter. See “Note 9 - Stockholders’ Equity” included in our Notes to Consolidated Financial Statements for additional information. During the six months ended June 27, 2021, we paid $1.5 billion to repurchase 4.2 million shares of our common stock.
During the quarter ended June 26, 2022, we received net proceeds of $2.3 billion from issuance of senior unsecured notes and used the net proceeds from the offering to redeem all of the outstanding $500 million Notes due 2023, $750 million Notes due 2025 and used the remaining balance of the net proceeds to redeem $1.0 billion of our outstanding $2.0 billion Notes due 2026. See “Note 10 - Other” included in our Notes to Consolidated Financial Statements for additional information.
Capital Resources
At June 26, 2022, we held cash and cash equivalents of $1.8 billion that was generally available to fund ordinary business operations without significant legal, regulatory, or other restrictions.

At June 26, 2022, we had a $3.0 billion revolving credit facility (the Revolving Credit Facility) with various banks with an expiration date of August 24, 2026 that is available for general corporate purposes including supporting commercial paper borrowings. We may request and the banks may grant, at their discretion, an increase in the borrowing capacity under the Revolving Credit Facility of up to an additional $500 million. There were no borrowings outstanding under the Revolving Credit Facility at June 26, 2022.

We have agreements in place with financial institutions to provide for the issuance of commercial paper. The outstanding balance of commercial paper can fluctuate daily and the amount outstanding during the period may be greater than or less than the amount reported at the end of the period. There were no commercial paper borrowings outstanding as of June 26, 2022 and December 31, 2021. We may, as conditions warrant, from time to time issue commercial paper backed by our Revolving Credit Facility to manage the timing of cash flows. However, depending on market conditions, commercial paper may not be available on favorable terms or at all.

Our outstanding debt, net of unamortized discounts and issuance costs was $11.6 billion as of June 26, 2022 and is in the form of publicly-issued notes that bear interest at fixed rates. The outstanding debt at June 26, 2022 is inclusive of the second quarter 2022 issuance of $2.3 billion in aggregate principal amount of senior unsecured notes and redemption of outstanding $500 million in aggregate principal amount of our 3.10% Notes due 2023, $750 million in aggregate principal amount of our 2.90% Notes due 2025, and $1.0 billion of our outstanding $2.0 billion in aggregate principal amount of our 3.55% Notes due 2026 at their redemption price.

For further discussion on the outstanding debt at June 26, 2022, see “Note 10 - Other” included in our Notes to Consolidated Financial Statements. As of June 26, 2022, we were in compliance with all covenants contained in our debt and credit agreements.

OTHER MATTERS
Status of the F-35 Program
The F-35 program primarily consists of production contracts, sustainment activities, and new development efforts. Production of the aircraft is expected to continue for many years given the U.S. Government’s current inventory objective of 2,456 aircraft for the U.S. Air Force, U.S. Marine Corps, and U.S. Navy; commitments from our seven international partner countries and seven Foreign Military Sales (FMS) customers; as well as interest from other countries. During the first quarter of 2022, Finland became the seventh FMS customer to join the program, and Germany announced its intention to purchase 35 F-35 aircraft. On March 28, 2022, the Government of Canada selected the F-35 as the preferred bidder to move into the Finalization Phase of the competitive process to replace their fighter fleet. In the Finalization Phase, they will collaborate with the F-35 team to deliver unique requirements and a delivery profile before moving forward with contracting with the U.S. Government for the procurement of 88 aircraft.
We recently reached an agreement in principle with the U.S. Government on the F-35 Low Rate Initial Production (LRIP) Lots 15-17 production contract and we continue to engage with the U.S. Government to definitize the contract. We have been performing work on the Lots 15-17 production under customer authorization and initial funding to begin work under an advance acquisition contract received in December 2019. Our costs began to exceed the contract value and available funding on the Lots 15-17 advance acquisition contract in the second quarter of 2022. As a result, this prevented the recognition of approximately $325 million of sales and associated operating profit in the second quarter. Additionally, it prevented us from invoicing and receiving cash of approximately $465 million for costs incurred in the second quarter of 2022. At the end of the second quarter of 2022, we also had approximately $1 billion in potential termination liability exposure to third parties related to LRIP Lots 15-17. We expect to recover the unrecognized sales and resume invoicing costs incurred upon receiving contractual authorization and funding on the production contract with the U.S. Government, which we expect to occur in the third quarter of 2022. However, until a final agreement is reached or the U.S. Government otherwise provides additional contractual authorization and funding, our results of operations, cash flows, and financial condition will continue to be negatively impacted and the impacts could be material.
During the second quarter of 2022, we encountered supplier delays due to COVID-19 that negatively impacted F-35 net sales and operating profit in the second quarter due to lower volume and we expect the timing of F-35 net sales and operating profit will continue to be impacted in future periods. We are working closely with our supply base to develop plans that minimize the impacts to the F-35 partners and FMS customers, however, as a result we now expect a flat delivery profile in 2023. Additionally, as part of the Lots 15-17 production contract, the U.S. Government reduced the acquisition quantities based on budget availability. While we expect the LRIP Lots 15-17 contract to support our long-term objective to produce 156 aircraft a year, COVID-19 and other impacts experienced by the F-35 enterprise have required us to modify our near-term production plan. Deliveries are expected to remain in the range of 147-153 aircraft per year in 2023 and 2024, before we achieve our 156 aircraft delivery target in 2025. We continue to anticipate annual deliveries of 156 aircraft beyond 2025 for the foreseeable future.
During the second quarter of 2022, we delivered 35 production aircraft to our U.S. and international partner countries, and FMS customers, resulting in total deliveries of 814 production aircraft. We have 169 production aircraft in backlog, including orders from our international partner customers and countries.
We successfully negotiated a new four-year contract with the International Association of Machinists and Aerospace Workers covering approximately 5,000 represented employees that primarily work on F-35 production in Fort Worth, Texas in the second quarter of 2022.
Given the size and complexity of the F-35 program, we anticipate that there will be continual reviews related to aircraft performance, program schedule, delivery schedule, cost, and requirements as part of the DoD, Congressional, and international countries’ oversight, and budgeting processes. In addition to the contract negotiation and funding challenges described above, current program challenges include supplier, Lockheed Martin and partner performance (including COVID-19 performance-related challenges), software development, execution of future flight tests and findings resulting from testing and operating the aircraft, the level of cost associated with life cycle operations, sustainment and potential contractual obligations, inflation-related cost pressures, and the ability to continue to reduce the unit production costs and improve affordability.

Contingencies
See “Note 7 - Legal Proceedings and Contingencies” included in our Notes to Consolidated Financial Statements for information regarding our contingent obligations, including off-balance sheet arrangements.
Critical Accounting Policies
There have been no significant changes to the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K, except for, as set forth below, updated defined benefit pension plan disclosures to reflect the impact of the purchase of group annuity contracts on June 24, 2022.
Postretirement Benefit Plans

Overview
On June 24, 2022, we purchased group annuity contracts to transfer $4.3 billion of gross defined benefit pension obligations and related plan assets to an insurance company for approximately 13,600 U.S. retirees and beneficiaries. The group annuity contracts were purchased using assets from Lockheed Martin’s master retirement trust and no additional funding contribution was required. In connection with this transaction, we recognized a noncash, non-operating pension settlement charge of $1.5 billion ($1.2 billion, or $4.33 per share, after-tax) for the affected defined benefit pension plans (the Affected Plans) in the quarter ended June 26, 2022, which represents the accelerated recognition of actuarial losses that were included in the accumulated other comprehensive loss account within stockholders’ equity.
As a result of this transaction, we were required to remeasure the benefit obligations and assets related to the Affected Plans as of the June 24, 2022 close date (the Remeasurement Date). The remeasurement reflects the use of an updated discount rate and actual return on plan assets described in further detail below. For more information on the transaction and remeasurement, see “Note 6 - Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements.

Actuarial Assumptions
The benefit obligations and assets of our postretirement benefit plans are measured at the end of each year, or more frequently, upon the occurrence of certain events such as a significant plan amendment, settlement or curtailment. The amounts we record are measured using actuarial valuations, which are dependent upon key assumptions such as discount rates, the expected long-term rate of return on plan assets, participant longevity, and employee turnover. The assumptions we make affect both the calculation of the benefit obligations as of the measurement date and the calculation of FAS pension (expense) income in subsequent periods.
As described above, we remeasured the benefit obligations and assets related to the Affected Plans as of the June 24, 2022 close date. When calculating the benefit obligations related to the Affected Plans, we utilized a discount rate of 4.75% as of the Remeasurement Date, compared to 2.875% as of December 31, 2021. The increase in the discount rate resulted in a decrease of approximately $7.9 billion in the projected benefit obligations. The discount rate we select is based on our best estimates and judgment. A change of plus or minus 25 basis points in the 4.75% discount rate assumption used in the remeasurement for the Affected Plans would have decreased or increased the amount of the benefit obligation we recorded by approximately $0.8 billion, with an after-tax increase or decrease in stockholders’ equity of approximately $0.6 billion.
The actual return on plan assets for the period January 1, 2022 through the June 24, 2022 remeasurement date for the Affected Plans was approximately (16)%, or $(4.7) billion, which was approximately $5.7 billion lower (the incremental loss) than our expected return on plan assets of approximately 3.25% for the period, or $1.0 billion (the proportional effect, or approximately half of our expected 6.50% annual long-term rate of return on plan assets assumption), for the period. The incremental loss of $5.7 billion on plan assets was recognized in the remeasurement of the assets related to the Affected Plans.
The plan remeasurements resulted in a decrease of $2.2 billion to our net unfunded pension obligations (which includes the change in benefit obligation primarily related to the higher discount rate utilized in the remeasurement of $7.9 billion and the incremental loss on plan assets recognized in remeasurement of $5.7 billion) with a corresponding increase of $1.7 billion after taxes in stockholders’ equity. The change in stockholders’ equity reflects the decrease in deferred actuarial losses, which will be recognized as an increase in net FAS pension income (or a decrease in net FAS pension expense) over the estimated remaining life expectancy of the covered employees beginning in the third quarter of 2022. However, deferred net actuarial gains or losses in stockholders’ equity are adjusted annually when the funded status of our postretirement benefit plans are measured, which will result in additional changes to our FAS pension income or expense in future periods.
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
We made no contributions to our qualified defined benefit pension plans during the quarters and six months ended June 26, 2022.
Trends
We now expect FAS pension expense of approximately $1.1 billion in 2022, inclusive of the noncash, non-operating pension settlement charge of $1.5 billion (pretax) described above. Excluding the noncash, non-operating pension settlement charge, our expected FAS pension income will be approximately $410 million in 2022, which is $50 million lower than our prior 2022 FAS pension income estimate of $460 million.
Our 2022 CAS cost was not impacted by the purchase of the group annuity contracts or the remeasurement of the benefit pension obligations and related assets related to the Affected Plans described above. Therefore, we continue to expect our CAS pension cost will be approximately $1.8 billion in 2022, which is consistent with our prior 2022 CAS pension cost estimate.
We now expect a total FAS/CAS pension adjustment of approximately $740 million in 2022, inclusive of the noncash, non-operating pension settlement charge of $1.5 billion (pretax) described above, compared to our prior estimate of $2.3 billion in 2022. Excluding the noncash, non-operating pension settlement charge, our expected total FAS/CAS pension adjustment will be approximately $2.2 billion in 2022, which is $50 million lower than our prior 2022 estimate.
We do not plan to make contributions to our qualified defined benefit pension plans in 2022.
Goodwill and Intangible Assets
The carrying value of our goodwill balance was $10.8 billion at June 26, 2022, including $2.7 billion of goodwill at our Sikorsky reporting unit. The carrying value of our Sikorsky reporting unit also included an indefinite-lived trademark intangible asset of $887 million as of June 26, 2022. In the fourth quarter of 2021, we performed our annual impairment test for goodwill and indefinite-lived trademark intangible asset, and the results of that test indicated no impairment existed. As of the date of our 2021 annual impairment test, we estimated that the fair value of our Sikorsky reporting unit exceeded its carrying value for goodwill by a margin of approximately 30% and the fair value of the intangible asset exceeded its carrying value by a margin of approximately 15%. We will perform our next annual goodwill and intangible asset impairment test during the fourth quarter of 2022 and will perform a quantitative assessment of the fair value of our Sikorsky reporting unit.
The fair values of our goodwill and indefinite-lived trademark intangible asset at our Sikorsky reporting unit can be significantly impacted by its performance, the amount and timing of expected future cash flows, contract terminations, changes in expected future orders, general market pressures, including U.S. Government budgetary constraints, discount rates, long term growth rates, and changes in U.S. (federal or state) or foreign tax laws and regulations, or their interpretation and application, including those with retroactive effect, along with other significant judgments. Based on our assessment of these circumstances, we have determined that goodwill and indefinite-lived trademark intangible asset at our Sikorsky reporting unit are at risk for impairment should there be a deterioration of projected cash flows of the reporting unit.
We do not currently anticipate any material impairments on our assets as a result of COVID-19 or inflation. See Item 1A, Risk Factors of our 2021 Form 10-K for a discussion of the potential impacts of COVID-19 on the fair value of our assets.
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
ITEM 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 26, 2022. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of June 26, 2022.
There were no changes in our internal control over financial reporting during the quarter ended June 26, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Forward-Looking Statements
This Form 10-Q contains statements that, to the extent they are not recitations of historical fact, constitute forward-looking statements within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “scheduled,” “forecast” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results may differ materially due to factors such as:

•the impact of COVID-19 or future epidemics on our business and financial results, including supply chain disruptions and delays, labor challenges associated with employee absences, quarantine restrictions, travel restrictions, site access, program delays, changes in customer payment policies and the impacts of potential vaccine mandates or other requirements;
•budget uncertainty, the risk of future budget cuts and the impacts of inflation, the debt ceiling and the potential for government shutdowns and changing funding and acquisition priorities;
•our reliance on contracts with the U.S. Government, which are dependent on U.S. Government funding and can be terminated for convenience, and our ability to negotiate favorable contract terms;
•risks related to the development, production, sustainment, performance, schedule, cost and requirements of complex and technologically advanced programs, including the F-35 program;
•the continued delay of the definitization and funding of the Lots 15-17 F-35 production contract;
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

•trade policies or sanctions (including potential Chinese sanctions on us or our suppliers, teammates or partners, U.S. Government sanctions on Turkey and its removal from the F-35 program, and potential indirect effects of sanctions on Russia to our supply chain);
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
•our ability to recover costs under U.S. Government contracts, the mix of fixed-price and cost-reimbursable contracts, risks related to losses on fixed-price development programs, and the impacts of cost overruns and inflation;
•the accuracy of our estimates and projections;
•the impact of pension risk transfers, including potential noncash settlement charges, timing and estimates regarding pension funding and movements in interest rates and other changes that may affect pension plan assumptions, stockholders’ equity, the level of the FAS/CAS adjustment, and actual returns on pension plan assets;
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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
We are a party to litigation and other proceedings that arise in the ordinary course of our business, including matters arising under provisions relating to the protection of the environment, and are subject to contingencies related to certain businesses we previously owned. These types of matters could result in fines, penalties, cost reimbursements or contributions, compensatory or treble damages or non-monetary sanctions or relief. We believe the probability is remote that the outcome of each of these matters will have a material adverse effect on the corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings and cash flows in any particular interim reporting period. We cannot predict the outcome of legal or other proceedings with certainty. These matters include the proceedings summarized in “Note 7 - Legal Proceedings and Contingencies” included in our Notes to Consolidated Financial Statements in this Form 10-Q and “Note 15 – Legal Proceedings, Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Form 10-K) filed with the U.S. Securities and Exchange Commission.
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
ITEM 1A. Risk Factors
Except for the risk factors discussed below, we do not believe that there have been any material changes to the risk factors disclosed in “Item 1A, Risk Factors” of our 2021 Form 10-K. These risks and uncertainties described in our risk factors have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. These risks are not exclusive and additional risks to which we are subject include the factors mentioned under “Forward-Looking Statements” and the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.
The F-35 program comprises a material portion of our revenue and reductions or delays in funding for this program and risks related to the development, production, sustainment, performance, schedule, cost, and requirements of the program could adversely affect our performance.
The F-35 program, which consists of multiple development, production, and sustainment contracts, is our largest program and represented 27% and 26% of our total consolidated net sales in 2021 and the first six months of 2022. A decision by the U.S. Government or other governments to cut or delay spending on this program or reduce or delay planned orders would have an adverse impact on our business and results of operations. Given the size and complexity of the F-35 program, we anticipate that there will be continual reviews related to aircraft performance, program schedule, delivery schedule, cost, and requirements as part of the DoD, Congressional, and international countries’ oversight and budgeting processes. Current program challenges include supplier, Lockheed Martin and partner performance (including COVID-19 performance-related challenges), software development, definitizing and receiving funding for contracts on a timely basis (as described below), execution of future flight tests and findings resulting from testing and operating the aircraft, the level of cost associated with life cycle operations, sustainment and potential contractual obligations, inflation related cost pressures, and the ability to continue to reduce the unit production costs and improve affordability.
We recently reached an agreement in principle with the U.S. Government on the F-35 Low Rate Initial Production (LRIP) Lots 15-17 production contract and we continue to engage with the U.S. Government to definitize the contract. We have been performing work on the Lots 15-17 production under customer authorization and initial funding to begin work under an advance acquisition contract received in December 2019. Our costs began to exceed the contract value and available funding on the Lots 15-17 advance acquisition contract in the second quarter of 2022. As a result, this prevented the recognition of approximately $325 million of sales and associated operating profit in the second quarter. Additionally, it prevented us from invoicing and receiving cash of approximately $465 million for costs incurred in the second quarter of 2022. At the end of the second quarter of 2022, we also had approximately $1 billion in potential termination liability exposure to third parties related to LRIP Lots 15-17. We expect to recover the unrecognized sales and resume invoicing costs incurred upon receiving contractual authorization and funding on the production contract with the U.S. Government, which we expect to occur in the third quarter of 2022. However, there can be no assurance that the existing agreement in principle will be converted to a definitive contract in a timely manner, on acceptable terms, or at all. Until a final agreement is reached or the U.S. Government otherwise provides additional contractual authorization and funding, our results of operations, cash flows, and financial condition will continue to be negatively impacted and the impacts could be material.
Our planned production rates and deliveries have been affected and could continue to be affected by COVID-19 or supplier delays which affect our results of operations. During the second quarter of 2022, we encountered supplier delays due to COVID-19 that negatively impacted F-35 net sales and operating profit in the second quarter due to lower volume and we expect the timing of F-35 net sales and operating profit will continue to be impacted in future periods. We are working closely with our supply base to develop plans that minimize the impacts to the F-35 partners and FMS customers, however, as a result we now expect a flat delivery profile in 2023. Although we expect deliveries to be in the range of 147-153 aircraft per year in 2023 and 2024 with a target of 156 deliveries in 2025 and beyond, this delivery profile is subject to risks, including additional supplier delays or budget constraints. If we were unable to achieve our expected delivery profile, our results of operations could be negatively affected.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the quarter ended June 26, 2022.
The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended June 26, 2022.

Period (a)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
				(in millions)
March 28, 2022 – April 24, 2022(c)(d)	550,437	$445.95	550,270	$1,923
April 25, 2022 – May 29, 2022(d)	353,278	$436.15	351,937	$1,770
May 30, 2022 – June 26, 2022	519,197	$422.71	519,197	$1,550
Total(c)(d)	1,422,912	$428.16	1,421,404

(a)We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, June 26, 2022 was the last day of our June 2022 fiscal month.

(b)In October 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. From time to time, our Board of Directors authorizes increases to our share repurchase program. The total remaining authorization for future common share repurchases under our share repurchase program was $1.6 billion as of June 26, 2022. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans, including accelerated share repurchases. The program does not have an expiration date.
(c)During the first quarter of 2022, we entered into an accelerated share repurchase (ASR) agreement to repurchase $2.0 billion of our common stock that settled in the second quarter of 2022. Under the terms of the ASR agreement, we paid $2.0 billion and received an initial delivery of 4,130,738 shares of our common stock in February 2022. Upon final settlement of the ASR agreement in April 2022, we received an additional 550,270 shares of our common stock for no additional consideration. The average price paid per share under the ASR agreement was $427.26, calculated with reference to the volume-weighted average price (VWAP) of our common stock over the term of the agreement, less a negotiated discount. Average Price Paid Per Share in the table above does not include ASR shares.
(d)During the quarter ended June 26, 2022, the total number of shares purchased included 1,508 shares that were transferred to us by employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the program.

ITEM 6. Exhibits

Exhibit No.	Description

4.1
Supplemental Indenture, dated as of April 21, 2022, between Lockheed Martin Corporation and U.S. Bank Trust Company, National Association, to the Indenture dated September 6, 2011 (incorporated by reference to Exhibit 4.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on April 21, 2022)

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

Lockheed Martin Corporation
(Registrant)

Date: July 19, 2022	By: /s/ H. Edward Paul III
H. Edward Paul III
Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)