Form 10-Q
period 2022-09-25
LOCKHEED MARTIN CORP
filed 2022-10-18
CIK 936468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2022
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
Large accelerated filer ☒ Accelerated filer ☐ Non–accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 262,073,963 shares of our common stock, $1 par value per share, outstanding as of October 14, 2022.

Lockheed Martin Corporation
Form 10-Q
For the Quarterly Period Ended September 25, 2022

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Lockheed Martin Corporation
Consolidated Statements of Earnings
(unaudited; in millions, except per share data)

	Quarters Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Net sales
Products	$14,011	$13,475	$39,266	$41,486
Services	2,572	2,553	7,727	7,829
Total net sales	16,583	16,028	46,993	49,315
Cost of sales
Products	(12,547)	(11,838)	(35,103)	(36,985)
Services	(2,243)	(2,332)	(6,780)	(7,000)
Severance and restructuring charges	—	—	—	(36)
Other unallocated, net	327	444	875	1,345
Total cost of sales	(14,463)	(13,726)	(41,008)	(42,676)
Gross profit	2,120	2,302	5,985	6,639
Other income (expense), net	39	(8)	70	29
Operating profit	2,159	2,294	6,055	6,668
Interest expense	(145)	(141)	(421)	(423)
Non-service FAS pension income (expense)	111	(1,572)	(1,080)	(1,385)
Other non-operating (expense) income, net	(26)	98	(64)	200
Earnings before income taxes	2,099	679	4,490	5,060
Income tax expense	(321)	(65)	(670)	(794)
Net earnings	$1,778	$614	$3,820	$4,266

Earnings per common share
Basic	$6.73	$2.22	$14.36	$15.37
Diluted	$6.71	$2.21	$14.31	$15.32

Cash dividends paid per common share	$2.80	$2.60	$8.40	$7.80

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Comprehensive Income
(unaudited; in millions)

	Quarters Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Net earnings	$1,778	$614	$3,820	$4,266
Other comprehensive income, net of tax
Postretirement benefit plans
Net actuarial gain recognized due to plan remeasurements, net of tax of $44 million and $505 million in 2022 and $613 million in 2021	162	2,258	1,860	2,258
Amounts reclassified from accumulated other comprehensive loss, net of tax of $1 million and $27 million in 2022 and $30 million and $105 million in 2021	(2)	107	93	387
Pension settlement charge, net of tax of $314 million in 2022 and $355 million in 2021	—	1,310	1,156	1,310
Other, net, net of tax of $6 million and $12 million in 2022 and $4 million and $8 million in 2021	(126)	(55)	(237)	(51)
Other comprehensive income, net of tax	34	3,620	2,872	3,904
Comprehensive income	$1,812	$4,234	$6,692	$8,170
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Balance Sheets
(in millions, except par value)

	September 25, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,430	$3,604
Receivables, net	2,484	1,963
Contract assets	12,333	10,579
Inventories	3,113	2,981
Other current assets	600	688
Total current assets	20,960	19,815
Property, plant and equipment, net	7,629	7,597
Goodwill	10,764	10,813
Intangible assets, net	2,521	2,706
Deferred income taxes	3,116	2,290
Other noncurrent assets	7,040	7,652
Total assets	$52,030	$50,873
Liabilities and equity
Current liabilities
Accounts payable	$2,622	$780
Salaries, benefits and payroll taxes	3,151	3,108
Contract liabilities	8,059	8,107
Other current liabilities	2,515	2,002
Total current liabilities	16,347	13,997
Long-term debt, net	11,480	11,670
Accrued pension liabilities	5,745	8,319
Other noncurrent liabilities	6,492	5,928
Total liabilities	40,064	39,914
Stockholders’ equity
Common stock, $1 par value per share	261	271
Additional paid-in capital	—	94
Retained earnings	19,839	21,600
Accumulated other comprehensive loss	(8,134)	(11,006)
Total stockholders’ equity	11,966	10,959
Total liabilities and equity	$52,030	$50,873
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Cash Flows
(unaudited; in millions)

	Nine Months Ended
	September 25, 2022	September 26, 2021
Operating activities
Net earnings	$3,820	$4,266
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	965	999
Stock-based compensation	195	189
Deferred income taxes	(540)	(235)
Pension settlement charge	1,470	1,665
Severance and restructuring charges	—	36
Changes in assets and liabilities
Receivables, net	(521)	(289)
Contract assets	(1,754)	(3,152)
Inventories	(132)	642
Accounts payable	1,834	653
Contract liabilities	(48)	(30)
Income taxes	113	55
Qualified defined benefit pension plans	(322)	(200)
Other, net	794	354
Net cash provided by operating activities	5,874	4,953
Investing activities
Capital expenditures	(977)	(915)
Other, net	(4)	296
Net cash used for investing activities	(981)	(619)
Financing activities
Issuance of long-term debt, net of related costs	2,267	—
Repayments of long-term debt	(2,250)	(500)
Repurchases of common stock	(3,694)	(2,000)
Dividends paid	(2,250)	(2,178)
Other, net	(140)	(89)
Net cash used for financing activities	(6,067)	(4,767)
Net change in cash and cash equivalents	(1,174)	(433)
Cash and cash equivalents at beginning of period	3,604	3,160
Cash and cash equivalents at end of period	$2,430	$2,727
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
For the Quarters Ended September 25, 2022 and September 26, 2021
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiary	Total Equity
Balance at June 26, 2022	$264	$—	$19,336	$(8,168)	$11,432	$—	$11,432
Net earnings	—	—	1,778	—	1,778	—	1,778
Other comprehensive income, net of tax	—	—	—	34	34	—	34
Dividends declared	—	—	7	—	7	—	7
Repurchases of common stock	(3)	(148)	(1,282)	—	(1,433)	—	(1,433)
Stock-based awards, ESOP activity and other	—	148	—	—	148	—	148
Balance at September 25, 2022	$261	$—	$19,839	$(8,134)	$11,966	$—	$11,966

Balance at June 27, 2021	$276	$122	$21,961	$(15,837)	$6,522	$8	$6,530
Net earnings	—	—	614	—	614	—	614
Other comprehensive income, net of tax	—	—	—	3,620	3,620	—	3,620
Dividends declared	—	—	(775)	—	(775)	—	(775)
Repurchases of common stock	(2)	(174)	(324)	—	(500)	—	(500)
Stock-based awards, ESOP activity and other	—	150	—	—	150	—	150
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(8)	(8)
Balance at September 26, 2021	$274	$98	$21,476	$(12,217)	$9,631	$—	$9,631
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
For the Nine Months Ended September 25, 2022 and September 26, 2021
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiary	Total Equity
Balance at December 31, 2021	$271	$94	$21,600	$(11,006)	$10,959	$—	$10,959
Net earnings	—	—	3,820	—	3,820	—	3,820
Other comprehensive income, net of tax	—	—	—	2,872	2,872	—	2,872
Dividends declared	—	—	(2,239)	—	(2,239)	—	(2,239)
Repurchases of common stock	(11)	(453)	(3,342)	—	(3,806)	—	(3,806)
Stock-based awards, ESOP activity and other	1	359	—	—	360	—	360
Balance at September 25, 2022	$261	$—	$19,839	$(8,134)	$11,966	$—	$11,966

Balance at December 31, 2020	$279	$221	$21,636	$(16,121)	$6,015	$23	$6,038
Net earnings	—	—	4,266	—	4,266	—	4,266
Other comprehensive income, net of tax	—	—	—	3,904	3,904	—	3,904
Dividends declared	—	—	(2,954)	—	(2,954)	—	(2,954)
Repurchases of common stock	(6)	(522)	(1,472)	—	(2,000)	—	(2,000)
Stock-based awards, ESOP activity and other	1	399	—	—	400	—	400
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(23)	(23)
Balance at September 26, 2021	$274	$98	$21,476	$(12,217)	$9,631	$—	$9,631
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
We close our books and records on the last Sunday of the interim calendar quarter, which was on September 25, for the third quarter of 2022 and September 26, for the third quarter of 2021, to align our financial closing with our business processes. The consolidated financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods as our fiscal year ends on December 31.
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
NOTE 2 - EARNINGS PER COMMON SHARE
The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Weighted average common shares outstanding for basic computations	264.1	276.2	266.0	277.5
Weighted average dilutive effect of equity awards	1.0	1.1	0.9	1.0
Weighted average common shares outstanding for diluted computations	265.1	277.3	266.9	278.5
We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units (RSUs) and performance stock units (PSUs) based on the treasury stock method. There were no significant anti-dilutive equity awards during the quarters and nine months ended September 25, 2022 and September 26, 2021. Basic and diluted weighted average common shares outstanding decreased in 2022 compared to 2021 due to share repurchases. See “Note 9 - Stockholders’ Equity” for more information.

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
Summary Operating Results
Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Net sales
Aeronautics	$7,089	$6,568	$19,352	$19,621
Missiles and Fire Control	2,831	2,781	8,030	8,474
Rotary and Mission Systems	3,781	3,980	11,345	12,329
Space	2,882	2,699	8,266	8,891
Total net sales	$16,583	$16,028	$46,993	$49,315
Operating profit
Aeronautics	$759	$714	$2,050	$1,979
Missiles and Fire Control	382	413	1,184	1,210
Rotary and Mission Systems	414	459	1,165	1,350
Space	301	264	814	826
Total business segment operating profit	1,856	1,850	5,213	5,365
Unallocated items
FAS/CAS pension operating adjustment	430	491	1,281	1,469
Severance and restructuring charges	—	—	—	(36)
Other, net	(127)	(47)	(439)	(130)
Total unallocated items	303	444	842	1,303
Total consolidated operating profit	$2,159	$2,294	$6,055	$6,668
Intersegment sales
Aeronautics	$63	$60	$181	$165
Missiles and Fire Control	146	153	463	449
Rotary and Mission Systems	503	455	1,411	1,381
Space	102	95	284	269
Total intersegment sales	$814	$763	$2,339	$2,264
Amortization of purchased intangibles
Aeronautics	$—	$—	$(1)	$(1)
Missiles and Fire Control	(1)	(1)	(2)	(2)
Rotary and Mission Systems	(58)	(58)	(174)	(174)
Space	(3)	(2)	(9)	(46)
Total amortization of purchased intangibles	$(62)	$(61)	$(186)	$(223)

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
FAS/CAS Pension Operating Adjustment
We recover CAS pension and other postretirement benefit plan cost through the pricing of our products and services on U.S. Government contracts and, therefore, recognize CAS pension cost in each of our business segment’s net sales and cost of sales. Our consolidated financial statements must present pension and other postretirement benefit plan income calculated in accordance with FAS requirements under U.S. GAAP. The operating portion of the total FAS/CAS pension adjustment represents the difference between the service cost component of FAS pension income (expense) and total CAS pension cost. The non-service FAS pension income (expense) components are included in non-service FAS pension income (expense) in our consolidated statements of earnings. As a result, to the extent that CAS pension cost exceeds the service cost component of FAS pension income (expense), we have a favorable FAS/CAS pension operating adjustment.
The total FAS/CAS pension adjustment for the quarters and nine months ended September 25, 2022 and September 26, 2021, including the service and non-service cost components of FAS pension income (expense) for our qualified defined benefit pension plans, were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Total FAS income (expense) and CAS cost
FAS pension income (expense)	$91	$(1,598)	$(1,148)	$(1,465)
Less: CAS pension cost	450	517	1,349	1,549
Total FAS/CAS pension adjustment	$541	$(1,081)	$201	$84

Service and non-service cost reconciliation
FAS pension service cost	$(20)	$(26)	$(68)	$(80)
Less: CAS pension cost	450	517	1,349	1,549
Total FAS/CAS pension operating adjustment	430	491	1,281	1,469
Non-service FAS pension income (expense)	111	(1,572)	(1,080)	(1,385)
Total FAS/CAS pension adjustment	$541	$(1,081)	$201	$84
The total FAS/CAS pension adjustment for the nine months ended September 25, 2022 reflects a noncash, non-operating pension settlement charge of $1.5 billion ($1.2 billion, or $4.33 per share, after-tax) recognized in the second quarter in connection with the transfer of $4.3 billion of our gross defined benefit pension obligations and related plan assets to an insurance company on June 24, 2022. The total FAS/CAS pension adjustment during the quarter and nine months ended September 26, 2021 reflects a noncash, non-operating pension settlement charge of $1.7 billion ($1.3 billion, or $4.72 per share, after-tax) recognized in connection with the transfer of $4.9 billion of our gross defined benefit pension obligations and related plan assets to an insurance company on August 3, 2021. See “Note 6 - Postretirement Benefit Plans.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Disaggregation of Net Sales
Net sales by products and services, contract type, customer, and geographic region were as follows (in millions):

	Quarter Ended September 25, 2022
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$6,072	$2,530	$2,968	$2,441	$14,011
Services	1,017	301	813	441	2,572
Total net sales	$7,089	$2,831	$3,781	$2,882	$16,583
Net sales by contract type
Fixed-price	$5,217	$2,005	$2,436	$722	$10,380
Cost-reimbursable	1,872	826	1,345	2,160	6,203
Total net sales	$7,089	$2,831	$3,781	$2,882	$16,583
Net sales by customer
U.S. Government	$4,728	$2,086	$2,721	$2,842	$12,377
International (a)	2,326	744	1,002	34	4,106
U.S. commercial and other	35	1	58	6	100
Total net sales	$7,089	$2,831	$3,781	$2,882	$16,583
Net sales by geographic region
United States	$4,763	$2,087	$2,779	$2,848	$12,477
Europe	1,184	228	199	21	1,632
Asia Pacific	785	100	440	10	1,335
Middle East	255	374	181	3	813
Other	102	42	182	—	326
Total net sales	$7,089	$2,831	$3,781	$2,882	$16,583

	Nine Months Ended September 25, 2022
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$16,293	$7,147	$8,906	$6,920	$39,266
Services	3,059	883	2,439	1,346	7,727
Total net sales	$19,352	$8,030	$11,345	$8,266	$46,993
Net sales by contract type
Fixed-price	$13,819	$5,661	$7,243	$2,112	$28,835
Cost-reimbursable	5,533	2,369	4,102	6,154	18,158
Total net sales	$19,352	$8,030	$11,345	$8,266	$46,993
Net sales by customer
U.S. Government	$12,904	$5,605	$8,017	$8,144	$34,670
International (a)	6,344	2,419	3,102	97	11,962
U.S. commercial and other	104	6	226	25	361
Total net sales	$19,352	$8,030	$11,345	$8,266	$46,993
Net sales by geographic region
United States	$13,008	$5,611	$8,243	$8,169	$35,031
Europe	3,052	746	564	65	4,427
Asia Pacific	2,211	313	1,425	23	3,972
Middle East	739	1,256	558	9	2,562
Other	342	104	555	—	1,001
Total net sales	$19,352	$8,030	$11,345	$8,266	$46,993

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

	Quarter Ended September 26, 2021
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$5,573	$2,429	$3,201	$2,272	$13,475
Services	995	352	779	427	2,553
Total net sales	$6,568	$2,781	$3,980	$2,699	$16,028
Net sales by contract type
Fixed-price	$4,819	$1,900	$2,617	$631	$9,967
Cost-reimbursable	1,749	881	1,363	2,068	6,061
Total net sales	$6,568	$2,781	$3,980	$2,699	$16,028
Net sales by customer
U.S. Government	$4,312	$1,938	$2,838	$2,671	$11,759
International (a)	2,229	847	1,047	22	4,145
U.S. commercial and other	27	(4)	95	6	124
Total net sales	$6,568	$2,781	$3,980	$2,699	$16,028
Net sales by geographic region
United States	$4,339	$1,934	$2,933	$2,677	$11,883
Europe	910	226	213	32	1,381
Asia Pacific	890	81	409	(14)	1,366
Middle East	360	527	246	4	1,137
Other	69	13	179	—	261
Total net sales	$6,568	$2,781	$3,980	$2,699	$16,028

	Nine Months Ended September 26, 2021
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$16,635	$7,410	$9,870	$7,571	$41,486
Services	2,986	1,064	2,459	1,320	7,829
Total net sales	$19,621	$8,474	$12,329	$8,891	$49,315
Net sales by contract type
Fixed-price	$14,473	$5,769	$8,096	$1,890	$30,228
Cost-reimbursable	5,148	2,705	4,233	7,001	19,087
Total net sales	$19,621	$8,474	$12,329	$8,891	$49,315
Net sales by customer
U.S. Government	$12,952	$6,155	$8,711	$7,941	$35,759
International (a)	6,611	2,316	3,384	926	13,237
U.S. commercial and other	58	3	234	24	319
Total net sales	$19,621	$8,474	$12,329	$8,891	$49,315
Net sales by geographic region
United States	$13,010	$6,158	$8,945	$7,965	$36,078
Europe	2,708	640	637	931	4,916
Asia Pacific	2,697	188	1,593	(10)	4,468
Middle East	955	1,452	593	5	3,005
Other	251	36	561	—	848
Total net sales	$19,621	$8,474	$12,329	$8,891	$49,315

(a)International sales include foreign military sales (FMS) contracted through the U.S. Government and direct commercial sales to international governments and other international customers.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented approximately 29% and 27% of our total consolidated net sales for the quarter and nine months ended September 25, 2022 and 28% and 27% of our total consolidated net sales for the quarter and nine months ended September 26, 2021.
Assets
Total assets for each of our business segments were as follows (in millions):

	September 25, 2022	December 31, 2021
Assets
Aeronautics	$12,080	$10,756
Missiles and Fire Control	5,560	5,243
Rotary and Mission Systems	17,792	17,664
Space	6,517	6,199
Total business segment assets	41,949	39,862
Corporate assets (a)	10,081	11,011
Total assets	$52,030	$50,873
(a)Corporate assets primarily include cash and cash equivalents, deferred income taxes, assets for the portion of environmental costs that are probable of future recovery, property, plant and equipment, investments held in a separate trust for deferred compensation plans and investments held in the Lockheed Martin Ventures Fund.
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

	September 25, 2022	December 31, 2021
Contract assets	$12,333	$10,579
Contract liabilities	8,059	8,107
Contract assets increased $1.8 billion during the nine months ended September 25, 2022, due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the nine months ended September 25, 2022 for which we have not yet billed our customers (primarily on the F-35 program at Aeronautics). There were no significant credit or impairment losses related to our contract assets during the quarters and nine months ended September 25, 2022 and September 26, 2021.
Contract liabilities decreased $48 million during the nine months ended September 25, 2022, primarily due to revenue recognized in excess of payments received on these performance obligations. During the quarter and nine months ended September 25, 2022, we recognized $742 million and $4.3 billion of our contract liabilities at December 31, 2021 as revenue. During the quarter and nine months ended September 26, 2021, we recognized $700 million and $3.9 billion of our contract liabilities at December 31, 2020 as revenue.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
NOTE 5 - INVENTORIES
Inventories consisted of the following (in millions):

	September 25, 2022	December 31, 2021
Materials, spares and supplies	$609	$624
Work-in-process	2,312	2,163
Finished goods	192	194
Total inventories	$3,113	$2,981
Costs incurred to fulfill a contract in advance of the contract being awarded are included in inventories as work-in-process if we determine that those costs relate directly to a contract or to an anticipated contract that we can specifically identify and contract award is probable, the costs generate or enhance resources that will be used in satisfying performance obligations, and the costs are recoverable (referred to as pre-contract costs). Pre-contract costs that are initially capitalized in inventory are generally recognized as cost of sales consistent with the transfer of products and services to the customer upon the receipt of the anticipated contract. All other pre-contract costs, including start-up costs, are expensed as incurred. As of September 25, 2022 and December 31, 2021, $931 million and $634 million of pre-contract costs were included in inventories. The increase in pre-contract costs as of September 25, 2022 is primarily driven by our Aeronautics business segment (primarily F-35 program and classified contracts).

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
NOTE 6 - POSTRETIREMENT BENEFIT PLANS
FAS income (expense)
The pretax FAS income (expense) related to our qualified defined benefit pension plans and retiree medical and life insurance plans consisted of the following (in millions):

	Quarters Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Qualified defined benefit pension plans
Operating:
Service cost	$(20)	$(26)	$(68)	$(80)
Non-operating:
Interest cost	(342)	(302)	(947)	(923)
Expected return on plan assets	425	517	1,430	1,655
Recognized net actuarial losses	(62)	(210)	(363)	(714)
Amortization of prior service credits	90	88	270	262
Pension settlement charge	—	(1,665)	(1,470)	(1,665)
Non-service FAS pension income (expense)	111	(1,572)	(1,080)	(1,385)
Total FAS pension income (expense)	$91	$(1,598)	$(1,148)	$(1,465)
Retiree medical and life insurance plans
Operating:
Service cost	$(3)	$(3)	$(7)	$(10)
Non-operating:
Interest cost	(12)	(13)	(36)	(39)
Expected return on plan assets	34	35	102	105
Recognized net actuarial gains	12	—	35	—
Amortization of prior service costs	(7)	(9)	(21)	(27)
Non-service FAS retiree medical and life income	27	13	80	39
Total FAS retiree medical and life income	$24	$10	$73	$29

We record the service cost component of FAS income (expense) for our qualified defined benefit plans and retiree medical and life insurance plans in the cost of sales accounts; the non-service components of our FAS income (expense) for our qualified defined benefit pension plans in the non-service FAS pension income (expense) account; and the non-service components of our FAS income (expense) for our retiree medical and life insurance plans as part of the other non-operating income (expense), net account on our consolidated statements of earnings.
The recognized net actuarial losses or gains and amortization of prior service credits or costs in the table above, along with similar costs related to our other postretirement benefit plans ($30 million and $41 million for the quarter and nine months ended September 25, 2022 and $6 million and $13 million for the quarter and nine months ended September 26, 2021) were reclassified from accumulated other comprehensive loss (AOCL) and recorded as a component of FAS income (expense) for the periods presented. These costs totaled $(3) million ($(2) million, net of tax) and $120 million ($93 million, net of tax) during the quarter and nine months ended September 25, 2022, and $137 million ($107 million, net of tax) and $492 million ($387 million, net of tax) during the quarter and nine months ended September 26, 2021 and were recorded on our consolidated statements of comprehensive income as an increase to other comprehensive income.
Purchase of Group Annuity Contracts and Pension Remeasurement
As previously announced, on June 24, 2022, we purchased group annuity contracts to transfer $4.3 billion of gross defined benefit pension obligations and related plan assets to an insurance company for approximately 13,600 U.S.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
retirees and beneficiaries. The group annuity contracts were purchased using assets from Lockheed Martin’s master retirement trust and no additional funding contribution was required. This transaction had no impact on the amount, timing, or form of the monthly retirement benefit payments to the affected retirees and beneficiaries. In connection with this transaction, during the second quarter we recognized a noncash, non-operating pension settlement charge of $1.5 billion.
As a result of this transaction, we were required to remeasure the related plan benefit obligations and assets as of the June 24, 2022 close date reflecting the use of an updated discount rate and actual return on plan assets. The plan remeasurement resulted in a decrease of $2.2 billion to our net unfunded pension obligations, which includes a decrease in benefit obligation of $7.9 billion (primarily due to an increase in the discount rate from 2.875% at December 31, 2021 to 4.75%) and an incremental loss on plan assets of $5.7 billion. The corresponding increase of $1.7 billion after taxes was recognized in stockholders’ equity. We now expect FAS pension expense of approximately $1.1 billion in 2022, inclusive of the noncash, non-operating pension settlement charge of $1.5 billion (pretax) described above.
The nine months ended September 26, 2021 reflect a noncash, non-operating pension settlement charge of $1.7 billion recognized in connection with the transfer of $4.9 billion of our gross defined benefit pension obligations and related plan assets to an insurance company on August 3, 2021.
Funding requirements
The required funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended, along with consideration of CAS and Internal Revenue Code rules. We made no contributions to our qualified defined benefit pension plans during the quarters and nine months ended September 25, 2022 and September 26, 2021.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
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
At September 25, 2022 and December 31, 2021, the aggregate amount of liabilities recorded relative to environmental matters was $722 million and $742 million, most of which are recorded in other noncurrent liabilities on our consolidated balance sheets. We have recorded assets for the portion of environmental costs that are probable of future recovery totaling $627 million and $645 million at September 25, 2022 and December 31, 2021, most of which are recorded in other noncurrent assets on our consolidated balance sheets.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
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
Letters of Credit, Surety Bonds and Third-Party Guarantees
We have entered into standby letters of credit and surety bonds issued on our behalf by financial institutions, and we have directly issued guarantees to third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as joint venture partners. We had total outstanding letters of credit, surety bonds and third-party guarantees aggregating $3.6 billion at both September 25, 2022 and December 31, 2021. Third-party guarantees do not include guarantees issued on behalf of subsidiaries and other consolidated entities.
At September 25, 2022 and December 31, 2021, third-party guarantees totaled $863 million and $838 million, of which approximately 70% related to guarantees of contractual performance of joint ventures to which we currently are or previously were a party. These amounts represent our estimate of the maximum amounts we would expect to incur upon the contractual non-performance of the joint venture, joint venture partners or divested businesses. Generally, we also have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner.
In determining our exposures, we evaluate the reputation, performance on contractual obligations, technical capabilities and credit quality of our current and former joint venture partners and the transferee under novation agreements all of which include a guarantee as required by the FAR. At September 25, 2022 and December 31, 2021, there were no material amounts recorded in our financial statements related to third-party guarantees or novation agreements.
NOTE 8 - FAIR VALUE MEASUREMENTS
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	September 25, 2022			December 31, 2021
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Mutual funds	$862	$862	$—	$1,434	$1,434	$—
U.S. Government securities	125	—	125	121	—	121
Other securities	605	353	252	684	492	192
Derivatives	116	—	116	15	—	15
Liabilities
Derivatives	303	—	303	60	—	60
Assets measured at NAV (a)
Other commingled funds	—			20
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
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
The aggregate notional amount of our outstanding interest rate swaps was $1.3 billion and $500 million at September 25, 2022 and December 31, 2021. The aggregate notional amount of our outstanding foreign currency hedges was $5.4 billion and $4.0 billion at September 25, 2022 and December 31, 2021. The fair values of our outstanding interest rate swaps and foreign currency hedges at September 25, 2022 and December 31, 2021 were not significant. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters and nine months ended September 25, 2022 and September 26, 2021. The impact of derivative instruments on our consolidated statements of cash flows is included in net cash provided by operating activities. Substantially all of our derivatives are designated for hedge accounting.
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
In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $11.8 billion and $15.4 billion at September 25, 2022 and December 31, 2021. The outstanding principal amount of debt was $12.8 billion at both September 25, 2022 and December 31, 2021, excluding $1.2 billion and $1.1 billion of unamortized discounts and issuance costs at September 25, 2022 and December 31, 2021. The estimated fair values of our outstanding debt were determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates and credit spreads (Level 2).
NOTE 9 - STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
During the nine months ended September 25, 2022, we repurchased 11.1 million shares of our common stock for $3.8 billion, including pursuant to accelerated share repurchase (ASR) agreements and open market purchases. As previously disclosed, in January 2022, we received 2.2 million shares of our common stock for no additional consideration upon final settlement of the ASR we entered into in the fourth quarter of 2021. In addition, we repurchased 4.7 million shares for $2.0 billion under an ASR agreement that we entered into in the first quarter of 2022. Some of the shares repurchased during the third quarter of 2022 were settled subsequent to the end of the quarter.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
The total remaining authorization for future common share repurchases under our share repurchase program was $117 million as of September 25, 2022. On October 17, 2022, the Board of Directors authorized an increase to the program by $14 billion. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.
Dividends
We declared cash dividends totaling $2.2 billion ($8.40 per share) during the nine months ended September 25, 2022. Subsequent to the third quarter of 2022, on September 30, 2022, the company authorized a fourth quarter dividend payment of $3.00 per share, representing an increase of $0.20 per share. The total amount declared may differ from the total amount of dividends paid during a period due to the timing of dividend-equivalents paid on RSUs and PSUs. These dividend-equivalents are accrued during the vesting period and are paid upon the vesting of the RSUs and PSUs, which primarily occurs in the first quarter each year.
Accumulated Other Comprehensive Loss
Changes in the balance of AOCL, net of tax, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL
Balance at December 31, 2021	$(10,964)	$(42)	$(11,006)
Other comprehensive income (loss) before reclassifications (a)	1,860	(254)	1,606
Amounts reclassified from AOCL
Pension settlement charge (b)	1,156	—	1,156
Recognition of net actuarial losses (c)	295	—	295
Amortization of net prior service credits (c)	(202)	—	(202)
Other	—	17	17
Total reclassified from AOCL	1,249	17	1,266
Total other comprehensive income (loss)	3,109	(237)	2,872
Balance at September 25, 2022	$(7,855)	$(279)	$(8,134)

Balance at December 31, 2020	$(16,155)	$34	$(16,121)
Other comprehensive income (loss) before reclassifications (a)	2,258	(55)	2,203
Amounts reclassified from AOCL
Pension settlement charge (b)	1,310	—	1,310
Recognition of net actuarial losses (c)	579	—	579
Amortization of net prior service credits (c)	(192)	—	(192)
Other	—	4	4
Total reclassified from AOCL	1,697	4	1,701
Total other comprehensive income (loss)	3,955	(51)	3,904
Balance at September 26, 2021	$(12,200)	$(17)	$(12,217)

(a)Changes in AOCL before reclassifications related to our postretirement benefit plans represent the net actuarial gains from the interim remeasurement of certain defined benefit pension plans required primarily as a result of the purchase of group annuity contracts to transfer $4.3 billion and $4.9 billion of our gross defined benefit pension obligations and related plan assets to an insurance company on June 24, 2022 and August 3, 2021.
(b)During the nine months ended September 25, 2022 and September 26, 2021, we recognized a noncash, non-operating pension settlement charge of $1.5 billion ($1.2 billion, or $4.33 per share, after-tax) and $1.7 billion ($1.3 billion, or $4.72 per share, after-tax). See “Note 6 - Postretirement Benefit Plans”.
(c)These amounts include $(2) million and $107 million, net of tax, for the quarters ended September 25, 2022 and September 26, 2021, which are comprised of the recognition of net actuarial losses of $65 million and $171 million for the quarters ended

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
September 25, 2022 and September 26, 2021, and the amortization of net prior service credits of $67 million and $64 million for the quarters ended September 25, 2022 and September 26, 2021.
NOTE 10 - OTHER
Changes in Estimates
Significant estimates and assumptions are made in estimating contract sales and costs, including the profit booking rate. At the outset of a long-term contract, we identify and monitor risks to the achievement of the technical, schedule and cost aspects of the contract, as well as our ability to earn variable consideration, and assess the effects of those risks on our estimates of total costs to complete the contract. The estimates consider the technical requirements (e.g., a newly-developed product versus a mature product), the schedule and associated tasks (e.g., the number and type of milestone events) and costs (e.g., material, labor, subcontractor, overhead and the estimated costs to fulfill our industrial cooperation agreements, sometimes referred to as offset agreements, required under certain contracts with international customers). The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements, schedule and costs in the initial estimated total costs to complete the contract. Profit booking rates may increase during the performance of the contract if we successfully retire risks related to technical, schedule and cost aspects of the contract, which decreases the estimated total costs to complete the contract or may increase the variable consideration we expect to receive on the contract. Conversely, our profit booking rates may decrease if the estimated total costs to complete the contract increase or our estimates of variable consideration we expect to receive decrease. All of the estimates are subject to change during the performance of the contract and may affect the profit booking rate. When estimates of total costs to be incurred on a contract exceed total estimates of the transaction price, a provision for the entire loss is determined at the contract level and is recorded in the period in which the loss is evident, which we refer to as a reach-forward loss.
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
We have various development programs for new and upgraded products, services, and related technologies which have complex design and technical challenges. This development work is inherently uncertain and subject to significant variability in estimates of the cost and time required to complete the work by us and our suppliers. Many of these programs have cost-type contracting arrangements (e.g. cost-reimbursable or cost-plus-fixed-fee). In such cases, the associated financial risks are primarily in reduced fees, lower profit rates, or program cancellation if cost, schedule, or technical performance issues arise.
However, some of our existing development programs are contracted on a fixed-price basis or include cost-type contracting for the development phase with fixed price production options and our customers are increasingly implementing procurement policies such as these that shift risk to contractors. Competitively bid programs with fixed-price development work or fixed price production options increase the risk of a reach-forward loss upon contract award and during the period of contract performance. Due to the complex and often experimental nature of development programs, we may experience (and have experienced in the past) technical and quality issues during the development of new products or technologies for a variety of reasons. Our development programs are ongoing, and while we believe the cost and fee estimates incorporated in the financial statements are appropriate, the technical complexity of these programs and fixed-price contract structure creates financial risk as estimated completion costs may exceed the current contract value, which could trigger earnings charges, termination provisions, or other financially significant exposures. These

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
programs have risk for reach-forward losses if our estimated costs exceed our estimated contract revenues, and such losses could be significant to our operating results, cash flows, or financial condition. Any such losses are recorded in the period in which the loss is evident.
Our consolidated net profit booking rate adjustments increased segment operating profit by approximately $455 million and $1.3 billion during the quarter and nine months ended September 25, 2022 and $580 million and $1.5 billion during the quarter and nine months ended September 26, 2021. These adjustments increased net earnings by approximately $359 million ($1.35 per share) and $1.0 billion ($3.89 per share) during the quarter and nine months ended September 25, 2022 and $458 million ($1.65 per share) and $1.2 billion ($4.14 per share) during the quarter and nine months ended September 26, 2021. We recognized net sales from performance obligations satisfied in prior periods of approximately $515 million and $1.4 billion during the quarter and nine months ended September 25, 2022, and $616 million and $1.6 billion during the quarter and nine months ended September 26, 2021, which primarily relate to changes in profit booking rates that impacted revenue.
We have experienced performance issues on a classified fixed-price incentive fee contract that involves highly complex design and systems integration at our Aeronautics business segment and have periodically accrued reserves. During the quarter ended September 25, 2022, we revised our estimated costs to complete the program by reviewing the design and system integration requirements, performance to date, remaining work, and schedule and recorded an additional charge of approximately $25 million. As of September 25, 2022, cumulative losses were approximately $250 million. We will continue to monitor our performance, any future changes in scope, and estimated costs to complete the program and may have to record additional losses in future periods if we experience further performance issues, increases in scope, or cost growth, which could be material to our operating results. In addition, we and our industry team will incur advanced procurement costs (also referred to as precontract costs) in order to enhance our ability to achieve the revised schedule and certain milestones. We will monitor the recoverability of precontract costs, which could be impacted by the customer’s decision regarding future phases of the program.
We are responsible for a program to design, develop and construct a ground-based radar at our RMS business segment. The program has experienced performance issues for which we have periodically accrued reserves. As of September 25, 2022, cumulative losses were approximately $280 million. We will continue to monitor our performance, any future changes in scope, and estimated costs to complete the program and may have to record additional losses in future periods if we experience further performance issues, increases in scope, or cost growth. However, based on the losses previously recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our operating results or financial condition.
Backlog
Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. Our backlog includes both funded (firm orders for our products and services for which funding has been both authorized and appropriated by the customer) and unfunded (firm orders for which funding has not been appropriated) amounts. We do not include unexercised options or potential orders under indefinite-delivery, indefinite-quantity agreements in our backlog. For our cost-reimbursable and fixed-priced-incentive contracts, the estimated consideration we expect to receive pursuant to the terms of the contract may exceed the contractual award amount. The estimated consideration is determined at the outset of the contract and is continuously reviewed throughout the contract period. In determining the estimated consideration, we consider the risks related to the technical, schedule and cost impacts to complete the contract and an estimate of any variable consideration. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of September 25, 2022, our ending backlog was $139.7 billion. We expect to recognize approximately 34% of our backlog over the next 12 months and approximately 55% over the next 24 months as revenue with the remainder recognized thereafter.
Income Taxes
Our effective income tax rate was 15.3% and 14.9% for the quarter and nine months ended September 25, 2022 and 9.6% and 15.7% for the quarter and nine months ended September 26, 2021. The rate for the third quarter of 2021 was lower than the third quarter of 2022 primarily due to lower earnings before income taxes resulting from a noncash, non-operating pension settlement charge of $1.7 billion, which reduced the tax expense by approximately $355 million. The

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
rates for all periods benefited from the research and development tax credit, tax deductions for foreign derived intangible income and dividends paid to our defined contribution plans with an employee stock ownership plan feature.
As of December 31, 2021, our liabilities associated with uncertain tax positions were not material. For the quarter ended September 25, 2022, our liabilities associated with uncertain tax positions increased to $1.2 billion with a corresponding increase to net deferred tax assets resulting from the Tax Cuts and Jobs Act of 2017’s elimination of the option for taxpayers to deduct research and development expenditures immediately in the year incurred and instead requiring taxpayers to amortize such expenditures over five years.
Lockheed Martin Ventures Fund
Through our Lockheed Martin Ventures Fund, we make strategic investments in companies that we believe are advancing or developing new technologies applicable to our business. These investments may be in the form of common or preferred stock, warrants, convertible debt securities or investments in funds. Most of the investments are in equity securities without readily determinable fair values (privately held securities), which are measured initially at cost and are then adjusted to fair value only if there is an observable price change or reduced for impairment, if applicable. Investments with quoted market prices in active markets (Level 1) (publicly held securities) are recorded at fair value. The carrying amounts of investments held in our Lockheed Martin Ventures Fund were $418 million and $465 million at September 25, 2022 and December 31, 2021. Due to changes in fair value and/or sales of investments, we recorded net losses of $26 million ($20 million, or $0.07 per share, after-tax) and $66 million ($50 million, or $0.19 per share, after-tax) during the quarter and nine months ended September 25, 2022; and net gains of $98 million ($74 million, or $0.27 per share, after-tax) and $180 million ($135 million, or $0.49 per share, after-tax) during the quarter and nine months ended September 26, 2021. These gains and losses are reflected in the other non-operating (expense) income, net account on our consolidated statements of earnings.
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
Revolving Credit Facility
On August 24, 2022, we entered into a new Revolving Credit Agreement (the “Revolving Credit Agreement”) with various banks. The Revolving Credit Agreement consists of a $3.0 billion five-year unsecured revolving credit facility, with the option to increase the commitments under the credit facility by an additional amount of up to $500 million (for an aggregate amount of up to $3.5 billion), subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The Revolving Credit Agreement matures on August 24, 2027. However, we may request that commitments be renewed for additional one-year periods under certain circumstances as set forth in the Revolving Credit Agreement. The Revolving Credit Agreement is available for any of our lawful corporate purposes, including supporting commercial paper borrowings. Borrowings under the Revolving Credit Agreement are unsecured and bear interest at rates set forth in the Revolving Credit Agreement. The Revolving Credit Agreement contains customary representations, warranties and covenants, including covenants restricting ours and certain of our subsidiaries’ ability to encumber assets and our ability to merge or consolidate with another entity. The Revolving Credit Agreement replaces our revolving credit agreement (the “Former Credit Agreement”), which had been scheduled to mature on August 24, 2026. The Former Credit Agreement, which had a total capacity of $3.0 billion and was undrawn, was terminated effective August 24, 2022. There were no borrowings under the Revolving Credit Agreement or the Former Credit Agreement at September 25, 2022.
Debt Issuance and Redemption
On May 5, 2022, we issued a total of $2.3 billion of senior unsecured notes, consisting of $800 million aggregate principal amount of 3.90% Notes due June 15, 2032 (the “2032 Notes”), $850 million aggregate principal amount of 4.15% Notes due June 15, 2053 (the “2053 Notes”) and $650 million aggregate principal amount of 4.30% Notes due June 15, 2062 (the “2062 Notes” and, together with the 2032 Notes and 2053 Notes, the “Notes”) in a registered public offering. We

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
may, at our option, redeem the Notes of any series in whole or in part at any time and from time to time at a redemption price equal to the greater of 100% of the principal amount of the Notes to be redeemed or an applicable make-whole amount, plus accrued and unpaid interest to the date of redemption.
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
NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In 2017, the United Kingdom’s Financial Conduct Authority (FCA) announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (LIBOR), which have been widely used as reference rates for various securities and financial contracts, including loans, debt and derivatives. This announcement indicates that the continuation of LIBOR on the current basis is not guaranteed after 2021. Subsequently in March 2021, the FCA announced some USD LIBOR tenors (overnight, 1 month, 3 month, 6 month and 12 month) will continue to be published until June 30, 2023. Regulators in the U.S. and other jurisdictions have been working to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as the Secured Overnight Financing Rate (SOFR) for USD LIBOR. Our credit facility, as amended in August 2022, contains Term SOFR based rates and contains provisions for selecting a Daily Simple SOFR replacement should Term SOFR not be available as a benchmark. Should either Term or Daily Simple SOFR not be available, we would work with the facility’s Administrative Agent to amend the agreement with a replacement rate. Certain of our derivative instruments still reference LIBOR-based rates. We have adhered to the ISDA 2020 IBOR Fallbacks Protocol, which will govern our derivatives upon the final cessation of USD LIBOR. ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended, limits the accounting impact from contract modifications, including hedging relationships, due to the transition from LIBOR to alternative reference rates that are completed by December 31, 2022. The Financial Accounting Standards Board (FASB) is currently working on a project to extend the date to December 31, 2024. We do not expect a significant impact to our financial results, financial position or cash flows from the transition from LIBOR to alternative reference interest rates, but we will continue to monitor the impact of this transition until it is completed.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lockheed Martin Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Lockheed Martin Corporation (the Corporation) as of September 25, 2022, the related consolidated statements of earnings, comprehensive income and equity for the quarters and nine months ended September 25, 2022 and September 26, 2021, and the consolidated statements of cash flows for the nine months ended September 25, 2022 and September 26, 2021, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
/s/ Ernst & Young LLP
Tysons, Virginia
October 18, 2022

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and notes to consolidated financial statements and with our Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Form 10-K).
BUSINESS OVERVIEW
We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics, system integration and cybersecurity services. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. During the nine months ended September 25, 2022, 74% of our $47.0 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 64% from the Department of Defense (DoD)), 25% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government) and 1% were from U.S. commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security and information technology, including cybersecurity.
COVID-19
The coronavirus disease 2019 (COVID-19) pandemic continued to cause business impacts in the first nine months of 2022. The emergence of the Omicron variant in late 2021 and resulting increase in COVID cases in early 2022 adversely impacted our operations and our supply chain. Specifically, during the first nine months of 2022, our performance was affected by supply chain disruptions and delays, as well as labor challenges associated with employee absences, travel restrictions, site access, quarantine restrictions, remote work, and adjusted work schedules. The recovery from that disruption has been slower than originally anticipated, in particular within our supply chain, and some of those supply chain impacts are expected to continue into 2023. Attendance for employees required to be onsite has fluctuated based on pandemic developments. We are actively engaging with our customers and are continuing to take measures to protect the health and safety of our employees. In our on-going effort to mitigate supply chain risks, we accelerated payments of $1.1 billion to our suppliers as of September 25, 2022, that are due according to contractual terms in future periods, while consistently prioritizing small businesses, which make up over half of our active supply base, as well as at-risk businesses.
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
Inflation
Heightened levels of inflation and the potential worsening of macro-economic conditions present a risk for Lockheed Martin, our suppliers and the stability of the broader defense industrial base. During the first nine months of 2022, we have experienced impacts to our labor rates and suppliers have signaled inflation related cost pressures, which will flow through to our costs and pricing. Although we have not seen a significant impact from inflation to our financial results in the first nine months of 2022, if inflation remains at current levels for an extended period, or increases, and we are unable to successfully mitigate the impact, our costs are likely to increase, resulting in pressure on our profits, margins and cash flows, particularly for existing fixed-price contracts. For new contract proposals, we are factoring into our pricing heightened levels of inflation based on accepted DoD escalation indices and other assumptions, and in some cases seeking the inclusion of economic price adjustment (EPA) clauses, which would permit, subject to the particular contractual terms, cost adjustments in fixed-price contracts for unexpected inflation. In addition, inflation and the increases in the cost of borrowing from rising interest rates could constrain the overall purchasing power of our customers for our products and services, in particular in the near term to the extent inflation assumptions are less than current inflationary pressures. Rising interest rates will also increase our borrowing costs on new debt and could affect the fair value of our investments. While rising interest rates reduce the measure of our gross pension obligations, they can also lead to decline in pension plan assets with offsetting impacts on our net pension liability. We remain committed to our ongoing efforts to increase the efficiency of our operations and improve the cost competitiveness and affordability of our products and services, which may, in part, offset cost increases from inflation.
Conflict in Ukraine
Russia’s invasion of Ukraine has elevated global geopolitical tensions and security concerns. As a result, we have received increased interest for our products and services as countries seek to improve their security posture, particularly in Europe. In addition, security assistance provided by the U.S. government to Ukraine has created U.S. government demand to replenish U.S. stockpiles, resulting in additional and potential future orders for our products. We are beginning to see this interest result in initiation of new contract discussions, however, given the long-cycle nature of our business and current industry capacity, we do not expect a significant increase in near term sales from new contracts in response to the conflict. We are evaluating capacity at our operations and the supply chain to anticipate potential demand and enable us to deliver critical capabilities. In addition, the U.S. Government and other nations have implemented broad economic sanctions and export controls targeting Russia, which combined with the conflict, have the potential to indirectly disrupt our supply chain and access to certain resources. We have not, however, experienced significant adverse impacts to date and will continue to monitor for any impacts and seek to mitigate disruption that may arise. The conflict also has increased the threat of malicious cyber activity from nation states and other actors. We have taken steps designed to enhance our defensive posture against tactics and techniques associated with this increased threat.
INDUSTRY CONSIDERATIONS
U.S. Government Funding
On March 28, 2022, the Administration submitted to Congress the President’s Fiscal Year (FY) 2023 budget request, which proposes $813 billion for national defense. The DoD portion of this request is $773 billion, a 4% increase above the FY 2022 enacted amount.
However, Congress has not yet enacted an annual budget for FY 2023. To avert a government shutdown, on September 30, 2022, a continuing resolution funding measure was enacted to finance all U.S. government activities through December 16, 2022. Under the continuing resolution, partial-year funding at amounts consistent with appropriated levels for FY 2022 are available, subject to certain restrictions, but new spending initiatives are not authorized. Importantly, our key programs continue to be supported and funded despite the continuing resolution financing mechanism. However, during periods covered by continuing resolutions, we may experience delays in procurement of products and services due to lack of funding, and those delays may affect our results of operations.
The continuing resolution also included an additional $12.3 billion in supplemental funding for Ukraine.
Congress continues to work toward the enactment of a FY 2023 Department of Defense Appropriations Act and a FY 2023 National Defense Authorization Act (NDAA). Our expectation is that final FY 2023 DoD funding will be higher than requested in the President’s budget. Final legislation is not expected to be enacted until late in calendar year 2022 or, possibly, in early calendar year 2023.
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

	Quarters Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Net sales	$16,583	$16,028	$46,993	$49,315
Cost of sales	(14,463)	(13,726)	(41,008)	(42,676)
Gross profit	2,120	2,302	5,985	6,639
Other income (expense), net	39	(8)	70	29
Operating profit	2,159	2,294	6,055	6,668
Interest expense	(145)	(141)	(421)	(423)
Non-service FAS pension income (expense)	111	(1,572)	(1,080)	(1,385)
Other non-operating (expense) income, net	(26)	98	(64)	200
Earnings before income taxes	2,099	679	4,490	5,060
Income tax expense	(321)	(65)	(670)	(794)
Net earnings	$1,778	$614	$3,820	$4,266
Diluted earnings per common share	$6.71	$2.21	$14.31	$15.32

Certain amounts reported in other income (expense), net, including our share of earnings or losses from equity method investees, are included in the operating profit of our business segments. Accordingly, such amounts are included in the discussion of our business segment results of operations.
Net Sales
We generate sales from the delivery of products and services to our customers. Our consolidated net sales were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Products	$14,011	$13,475	$39,266	$41,486
% of total net sales	84.5%	84.1%	83.6%	84.1%
Services	2,572	2,553	7,727	7,829
% of total net sales	15.5%	15.9%	16.4%	15.9%
Total net sales	$16,583	$16,028	$46,993	$49,315
Substantially all of our contracts are accounted for using the percentage-of-completion cost-to-cost method. Under the percentage-of-completion cost-to-cost method, we record net sales on contracts over time based upon our progress towards completion on a particular contract, as well as our estimate of the profit to be earned at completion. The following discussion of material changes in our consolidated net sales should be read in tandem with the subsequent discussion of changes in our consolidated cost of sales and our business segment results of operations because changes in our sales are typically accompanied by a corresponding change in our cost of sales due to the nature of the percentage-of-completion cost-to-cost method. Overall, our sales were negatively affected in the first nine months of 2022 because of supply chain impacts.

Product Sales
Product sales increased $536 million, or 4%, during the quarter ended September 25, 2022 compared to the same period in 2021. The increase was primarily attributable to higher product sales of approximately $500 million at Aeronautics mostly due to higher volume on F-35 contracts; about $170 million at Space due to higher development volume on strategic and missile defense programs (Next Generation Interceptor (NGI)); and approximately $100 million at MFC primarily due to higher volume on integrated air and missile defense programs (Patriot Advanced Capability-3 (PAC-3)). These increases were partially offset by lower product sales of about $235 million at RMS mostly due to lower production volume on Black Hawk.
Product sales decreased $2.2 billion, or 5%, during the nine months ended September 25, 2022 compared to the same period in 2021. The decrease is primarily attributable to lower product sales of approximately $965 million at RMS mostly due to lower production volume on Black Hawk and lower net sales for training and logistics solutions (TLS) programs due to the delivery of an international pilot training system in the first quarter of 2021; about $650 million at Space primarily due to the renationalization of AWE on June 30, 2021; approximately $340 million at Aeronautics mostly due to lower volume on F-35 contracts partially offset by higher volume on classified contracts; and about $265 million at MFC primarily due to lower volume on air dominance weapon systems and Terminal High Altitude Area Defense (THAAD).
Service Sales
Service sales increased $19 million, or 1%, during the quarter ended September 25, 2022 compared to the same period in 2021.
Service sales decreased $102 million, or 1%, during the nine months ended September 25, 2022 compared to the same period in 2021. The decrease in service sales was primarily due to lower sales of approximately $180 million at MFC primarily due to lower volume on the Special Operations Forces Global Logistics Support Services (SOF GLSS).
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

	Quarters Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Cost of sales – products	$(12,547)	$(11,838)	$(35,103)	$(36,985)
% of product sales	89.6%	87.9%	89.4%	89.2%
Cost of sales – services	(2,243)	(2,332)	(6,780)	(7,000)
% of service sales	87.2%	91.3%	87.7%	89.4%
Severance and restructuring charges	—	—	—	(36)
Other unallocated, net	327	444	875	1,345
Total cost of sales	$(14,463)	$(13,726)	$(41,008)	$(42,676)
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
Product Costs
Product costs increased $709 million, or 6%, during the quarter ended September 25, 2022 compared to the same period in 2021. The increase was primarily attributable to higher product costs of approximately $495 million at

Aeronautics primarily due to higher volume on F-35 contracts; about $220 million at Space mostly due to higher development volume on strategic and missile defense programs (NGI); and approximately $135 million at MFC mostly due to higher volume on integrated air and missile defense programs (PAC-3). These increases were partially offset by lower product costs of about $140 million at RMS primarily due to lower production volume on Black Hawk.
Product costs decreased $1.9 billion, or 5%, during the nine months ended September 25, 2022 compared to the same period in 2021. The decrease was primarily attributable to lower product costs of approximately $765 million at RMS mostly due to the delivery of an international pilot training system in the first quarter of 2021 and lower production volume on Black Hawk; about $530 million at Space primarily due to the renationalization of AWE; approximately $365 million at Aeronautics mostly due to lower volume on F-35 contracts; and about $220 million at MFC primarily due to lower volume on air dominance weapon systems and THAAD.
Service Costs
Service costs decreased $89 million, or 4%, during the quarter ended September 25, 2022 compared to the same period in 2021.
Service costs decreased $220 million, or 3%, during the nine months ended September 25, 2022 compared to the same period in 2021. The decrease was primarily attributable to lower service costs of approximately $180 million at MFC primarily due to lower volume on SOF GLSS.
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
Other Unallocated, Net
Other unallocated, net primarily includes the FAS/CAS pension operating adjustment (which represents the difference between CAS pension cost recorded in our business segment’s results of operations and the service cost component of FAS pension income (expense)), stock-based compensation expense, changes in the fair value of investments held in a trust for deferred compensation plans and other corporate costs. These items are not allocated to the business segments and, therefore, are not allocated to cost of sales for products or services. Other unallocated, net reduced cost of sales by $327 million and $875 million during the quarter and nine months ended September 25, 2022, compared to $444 million and $1.3 billion during the quarter and nine months ended September 26, 2021. Other unallocated, net during the quarter and nine months ended September 25, 2022 was lower primarily due to declines in the fair value of investments held in a trust for deferred compensation plans during the quarter and nine months ended September 25, 2022 compared to the same periods in 2021, a decrease in our FAS/CAS pension operating adjustment due to lower CAS cost from the American Rescue Plan Act of 2021 (ARPA) legislation, and fluctuations in costs associated with various corporate items, none of which were individually significant.
Other Income (Expense), Net
Other income (expense), net, primarily includes earnings generated by equity method investees. Other income, net was $39 million during the quarter ended September 25, 2022, compared to other expense, net of $8 million during the quarter ended September 26, 2021. Other income, net was $70 million during the nine months ended September 25, 2022, compared to $29 million during the nine months ended September 26, 2021. Other income, net during the quarter ended September 25, 2022 included higher earnings generated by our equity method investment in ULA due to higher launch volume and launch vehicle mix.
Interest Expense
Interest expense during the quarter and nine months ended September 25, 2022 was $145 million and $421 million, compared to $141 million and $423 million during the quarter and nine months ended September 26, 2021. See “Capital Resources” included within “Liquidity and Cash Flows” discussion below and “Note 10 - Other” included in our Notes to Consolidated Financial Statements for additional information.

Non-Service FAS Pension Income (Expense)
Non-service FAS pension income was $111 million during the quarter ended September 25, 2022, compared to Non-service FAS pension expense of $1.1 billion for the nine months ended September 25, 2022. Non-Service FAS pension expense was $1.6 billion and $1.4 billion during the quarter and nine months ended September 26, 2021. Non-service FAS pension expense for the nine months ended September 25, 2022 includes a noncash, non-operating pension settlement charge of $1.5 billion ($1.2 billion, or $4.33 per share, after-tax), related to the transfer of $4.3 billion of our gross defined benefit pension obligations and related plan assets to an insurance company on June 24, 2022. Non-service FAS pension expense for the quarter and nine months ended September 26, 2021 includes a noncash pension settlement charge of $1.7 billion ($1.3 billion, or $4.72 per share, after-tax), related to the transfer of $4.9 billion of our gross defined benefit pension obligations and related plan assets to an insurance company on August 3, 2021. See “Note 6 - Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements for additional information.
Other Non-operating (Expense) Income, Net

Other non-operating (expense) income, net primarily includes gains or losses related to changes in the fair value of strategic investments in companies made by our Lockheed Martin Ventures Fund. During the quarter ended September 25, 2022, other non-operating expense, net was $26 million compared to other non-operating income, net of $98 million during the quarter ended September 26, 2021. During the nine months ended September 25, 2022, other non-operating expense, net was $64 million compared to other non-operating income, net of $200 million during the nine months ended September 26, 2021. The decrease during the quarter and nine months ended September 25, 2022 was primarily due to decreases in the fair value of investments held in this fund. Other non-operating expense, net for the nine months ended September 25, 2022 also included losses related to early extinguishments of debt. See “Note 10 - Other” included in our Notes to Consolidated Financial Statements for additional information.
Income Tax Expense
Our effective income tax rate was 15.3% and 14.9% for the quarter and nine months ended September 25, 2022 and 9.6% and 15.7% for the quarter and nine months ended September 26, 2021. The rate for the third quarter of 2021 was lower than the third quarter of 2022 primarily due to lower earnings before income taxes resulting from a noncash, non-operating pension settlement charge of $1.7 billion, which reduced the tax expense by approximately $355 million. See “Note 6 - Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements for additional information. The rates for all periods benefited from the research and development tax credit, tax deductions for foreign derived intangible income and dividends paid to our defined contribution plans with an employee stock ownership plan feature.
Changes in U.S. (federal or state) or foreign tax laws and regulations, or their interpretation and application (including those with retroactive effect), such as the amortization for research or experimental expenditures, could significantly impact our provision for income taxes, the amount of taxes payable, our deferred tax asset and liability balances, and stockholders’ equity. In addition to future changes in tax laws, the amount of net deferred tax assets will change periodically based on several factors, including the measurement of our postretirement benefit plan obligations, actual cash contributions to our postretirement benefit plans and the change in the amount or reevaluation of uncertain tax positions.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years for tax purposes. Furthermore, in anticipation of the new provision taking effect, we analyzed the provision and worked with our advisors to evaluate its application to our business. We estimate our cash from operations in 2022 will be negatively impacted by approximately $600 million and our net deferred tax assets will increase by a similar amount provided this provision is not deferred, modified, or repealed. While it is possible that Congress may defer, modify, or repeal this provision, potentially with retroactive effect, we have no assurance that this provision will be deferred, modified, or repealed and we have made federal tax payments of approximately $450 million related to this provision during the nine months ended September 25, 2022. The actual impact on 2022 cash from operations will depend on the amount of research and development expenses paid or incurred in 2022 among other factors. While the largest impact of this provision will be to 2022 cash from operations, the impact would continue over the five-year amortization period, but would decrease over the period and be immaterial in year six.
As of December 31, 2021, our liabilities associated with uncertain tax positions were not material. For the quarter ended September 25, 2022, our liabilities associated with uncertain tax positions increased to $1.2 billion with a corresponding increase to net deferred tax assets as a result of the provision described above from the Tax Cuts and Jobs Act of 2017.
We are regularly under audit or examination by tax authorities, including foreign tax authorities (including in, amongst others, Australia, Canada, India, Italy, Japan, Poland, and the United Kingdom). The final determination of tax audits and any related litigation could similarly result in unanticipated increases in our tax expense and affect profitability and cash flows.
On August 16, 2022, the President signed into law the Inflation Reduction Act of 2022 which contained provisions effective January 1, 2023, including a 15% corporate minimum tax and a 1% excise tax on stock buybacks, both of which we expect to be immaterial to our financial results, financial position and cash flows.
Net Earnings
We reported net earnings of $1.8 billion ($6.71 per share) and $3.8 billion ($14.31 per share) during the quarter and nine months ended September 25, 2022, compared to $614 million ($2.21 per share) and $4.3 billion ($15.32 per share) during the quarter and nine months ended September 26, 2021. Net earnings and earnings per share for the nine months ended September 25, 2022 were affected by factors mentioned above. Earnings per share also benefited from a net decrease of approximately 12.2 million and 11.6 million weighted average common shares outstanding during the quarter and nine months ended September 25, 2022, compared to the same periods in 2021. The reduction in weighted average common shares was a result of share repurchases, partially offset by share issuance under our stock-based awards and certain defined contribution plans.

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
Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Net sales
Aeronautics	$7,089	$6,568	$19,352	$19,621
Missiles and Fire Control	2,831	2,781	8,030	8,474
Rotary and Mission Systems	3,781	3,980	11,345	12,329
Space	2,882	2,699	8,266	8,891
Total net sales	$16,583	$16,028	$46,993	$49,315
Operating profit
Aeronautics	$759	$714	$2,050	$1,979
Missiles and Fire Control	382	413	1,184	1,210
Rotary and Mission Systems	414	459	1,165	1,350
Space	301	264	814	826
Total business segment operating profit	1,856	1,850	5,213	5,365
Unallocated items
FAS/CAS pension operating adjustment	430	491	1,281	1,469
Severance and restructuring charges	—	—	—	(36)
Other, net	(127)	(47)	(439)	(130)
Total unallocated items	303	444	842	1,303
Total consolidated operating profit	$2,159	$2,294	$6,055	$6,668

Our business segments’ results of operations include pension expense only as calculated under U.S. Government Cost Accounting Standards (CAS), which we refer to as CAS pension cost. We recover CAS pension and other postretirement benefit plan cost through the pricing of our products and services on U.S. Government contracts and, therefore, recognize CAS pension cost in each of our business segment’s net sales and cost of sales. Our consolidated financial statements must present pension and other postretirement benefit plan income calculated in accordance with FAS requirements under U.S. GAAP. The operating portion of the total FAS/CAS pension adjustment represents the difference between the service cost component of FAS pension income (expense) and total CAS pension cost. The non-service FAS pension income (expense) components are included in non-service FAS pension income (expense) in our consolidated statements of earnings. As a result, to the extent that CAS pension cost exceeds the service cost component of FAS pension income (expense), we have a favorable FAS/CAS pension operating adjustment.
The total FAS/CAS pension adjustment for the quarters and nine months ended September 25, 2022 and September 26, 2021, including the service and non-service cost components of FAS pension income (expense) for our qualified defined benefit pension plans, were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Total FAS income (expense) and CAS cost
FAS pension income (expense)	$91	$(1,598)	$(1,148)	$(1,465)
Less: CAS pension cost	450	517	1,349	1,549
Total FAS/CAS pension adjustment	$541	$(1,081)	$201	$84

Service and non-service cost reconciliation
FAS pension service cost	$(20)	$(26)	$(68)	$(80)
Less: CAS pension cost	450	517	1,349	1,549
Total FAS/CAS pension operating adjustment	430	491	1,281	1,469
Non-service FAS pension income (expense)	111	(1,572)	(1,080)	(1,385)
Total FAS/CAS pension adjustment	$541	$(1,081)	$201	$84
The total FAS/CAS pension adjustment for the nine months ended September 25, 2022 reflects a noncash, non-operating pension settlement charge of $1.5 billion ($1.2 billion, or $4.33 per share, after-tax) recognized in the second quarter in connection with the transfer of $4.3 billion of our gross defined benefit pension obligations and related plan assets to an insurance company on June 24, 2022. The total FAS/CAS pension adjustment during the quarter and nine months ended September 26, 2021 reflects a noncash, non-operating pension settlement charge of $1.7 billion ($1.3 billion, or $4.72 per share, after-tax) recognized in connection with the transfer of $4.9 billion of our gross defined benefit pension obligations and related plan assets to an insurance company on August 3, 2021. See Note 6 - Postretirement Benefit Plans.
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

Many of our contracts span several years and include highly complex technical requirements. At the outset of a contract, we identify and monitor risks to the achievement of the technical, schedule and cost aspects of the contract and assess the effects of those risks on our estimates of total costs to complete the contract. The estimates consider the technical requirements (e.g., a newly-developed product versus a mature product), the schedule and associated tasks (e.g., the number and type of milestone events) and costs (e.g., material, labor, subcontractor, overhead and the estimated costs to fulfill our industrial cooperation agreements, sometimes referred to as offset agreements, required under certain contracts with international customers). The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements, schedule and costs in the initial estimated total costs to complete the contract and variable considerations. Profit booking rates may increase during the performance of the contract if we successfully retire risks related to the technical, schedule and cost aspects of the contract, which decreases the estimated total costs to complete the contract. Conversely, our profit booking rates may decrease if the estimated total costs to complete the contract increase. All of the estimates are subject to change during the performance of the contract and may affect the profit booking rate. For further discussion on fixed-price contracts, see “Note 10 - Other” included in our Notes to Consolidated Financial Statements.
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
Our consolidated net profit booking rate adjustments increased segment operating profit by approximately $455 million and $1.3 billion during the quarter and nine months ended September 25, 2022 and $580 million and $1.5 billion during the quarter and nine months ended September 26, 2021.
We periodically experience performance issues and record losses for certain programs. For further discussion on programs at Aeronautics and RMS, see “Note 10 - Other” included in our Notes to Consolidated Financial Statements.

Aeronautics
Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Net sales	$7,089	$6,568	$19,352	$19,621
Operating profit	759	714	2,050	1,979
Operating margin	10.7%	10.9%	10.6%	10.1%
Aeronautics’ net sales during the quarter ended September 25, 2022 increased $521 million, or 8%, compared to the same period in 2021. Net sales increased by approximately $425 million for the F-35 program due to the recognition of $325 million of sales deferred from the second quarter of 2022 to the third quarter of 2022 until additional contractual authorization and funding was received on the Lot 15 contract and higher volume and net favorable profit adjustments on production contracts; and about $100 million on classified contracts primarily due to higher volume that was partially offset by lower net favorable profit adjustments.
Aeronautics’ operating profit during the quarter ended September 25, 2022 increased $45 million, or 6%, compared to the same period in 2021. Operating profit increased approximately $70 million for the F-35 program due to the recognition of sales and associated operating profit on the Lot 15 contract as described above and higher net favorable profit adjustments on production contracts; and about $15 million for the F-22 program due to higher net favorable profit adjustments. These increases were partially offset by lower operating profit of approximately $40 million on classified contracts due to the combination of lower net favorable profit adjustments and $25 million of unfavorable profit adjustments recorded in the third quarter of 2022. Net favorable profit booking rate adjustments were $20 million lower in the third quarter of 2022 compared to the same period in 2021.
Aeronautics’ net sales during the nine months ended September 25, 2022 decreased $269 million, or 1%, compared to the same period in 2021. Net sales decreased by approximately $585 million for the F-35 program due to lower volume on production and sustainment contracts as a result of supply chain performance delays and lower net favorable profit adjustments on production and sustainment contracts, partially offset by higher volume on development contracts. This decrease was partially offset by increases of approximately $310 million on classified contracts primarily due to higher volume.
Aeronautics’ operating profit during the nine months ended September 25, 2022 increased $71 million, or 4%, compared to the same period in 2021. Operating profit increased approximately $200 million on classified contracts due to a net of $200 million of unfavorable profit adjustments recognized on a classified program and about $85 million for the F-22 program due to higher net favorable profit adjustments. These increases were partially offset by lower operating profit of approximately $125 million for the F-35 program due to lower net favorable profit adjustments and lower volume on production and sustainment contracts; and about $95 million for the F-16 program due to unfavorable profit adjustments in second quarter of 2022 on a production contract and modernization contracts. Net favorable profit booking rate adjustments were $75 million higher in the nine months ended September 25, 2022 compared to the same period in 2021.

Missiles and Fire Control
Summary operating results for our MFC business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Net sales	$2,831	$2,781	$8,030	$8,474
Operating profit	382	413	1,184	1,210
Operating margin	13.5%	14.9%	14.7%	14.3%
MFC’s net sales during the quarter ended September 25, 2022 increased $50 million, or 2%, compared to the same period in 2021. The increase was primarily attributable to higher net sales of approximately $95 million for integrated air and missile defense programs due to higher volume (PAC-3).This increase was partially offset by a decrease of about $55 million for sensors and global sustainment programs as a result of closeout activities related to the Warrior program in 2021.
MFC’s operating profit during the quarter ended September 25, 2022 decreased $31 million, or 8%, compared to the same period in 2021. The decrease was primarily attributable to lower operating profit for integrated air and missile defense programs due to lower net favorable profit adjustments of approximately $50 million for the PAC-3 program and an unfavorable profit adjustment of about $40 million on the Advanced Radar Threat System Variant 2 (ARTS-V2) program, partially offset by the impact of higher volume on PAC-3; and about $10 million for sensors and global sustainment programs primarily due to favorable profit adjustments on the Warrior program in the third quarter of 2021 as a result of the program being terminated in March 2021. These net decreases were partially offset by unfavorable profit adjustments of approximately $25 million on an energy program in the third quarter of 2021 that did not recur in 2022. Net favorable profit booking rate adjustments were $75 million lower in the third quarter of 2022 compared to the same period in 2021.
MFC’s net sales during the nine months ended September 25, 2022 decreased $444 million, or 5%, compared to the same period in 2021. The decrease was primarily attributable to lower net sales of approximately $285 million for sensors and global sustainment programs due to lower volume on SOF GLSS as a result of troop withdrawals from Afghanistan and lower volume and net favorable profit adjustments on Sniper Advanced Targeting Pod (SNIPER®); and about $110 million for tactical and strike missile programs due to lower volume (air dominance weapon systems). Net sales for integrated air and missile defense programs were comparable as lower volume (THAAD) and lower net favorable profit adjustments (PAC-3) were mostly offset by higher volume (PAC-3).
MFC’s operating profit during the nine months ended September 25, 2022 decreased $26 million, or 2% compared to the same period in 2021. The decrease was primarily attributed to lower operating profit for integrated air and missile defense programs due to lower net favorable profit adjustments of approximately $60 million for the PAC-3 program and an unfavorable profit adjustment of about $40 million on the ARTS-V2 program. This decrease was partially offset by an increase of about $35 million for tactical and strike missile programs due to higher net favorable profit adjustments (HIMARS, GMLRS and JASSM); and higher unfavorable profit adjustments of approximately $25 million on an energy program in 2021. Operating profit for sensors and global sustainment programs was comparable as the net effect of favorable profit adjustments on an international program in the first quarter of 2022 was mostly offset by the closeout activities related to the Warrior program in 2021. In addition, operating margin was positively impacted when compared to the nine months ended September 26, 2021 due to contract mix (lower SOF GLSS volume and lower development volume at tactical and strike missiles). Net favorable profit booking rate adjustments were $55 million lower in the nine months ended September 25, 2022 compared to the same period in 2021.
Rotary and Mission Systems
Summary operating results for our RMS business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Net sales	$3,781	$3,980	$11,345	$12,329
Operating profit	414	459	1,165	1,350
Operating margin	10.9%	11.5%	10.3%	10.9%
RMS’ net sales during the quarter ended September 25, 2022 decreased $199 million, or 5%, compared to the same period in 2021. The decrease was primarily attributable to lower net sales of approximately $160 million for Sikorsky helicopter programs due to lower production volume and net favorable profit adjustments (Black Hawk); and about $35 million for various C6ISR (command, control, communications, computers, cyber, combat systems, intelligence, surveillance, and reconnaissance) programs due to lower volume.
RMS’ operating profit during the quarter ended September 25, 2022 decreased $45 million, or 10%, compared to the same period in 2021.The decrease was primarily attributable to approximately $65 million for Sikorsky helicopter programs due to lower net favorable profit adjustments and volume (Black Hawk). This decrease was partially offset by an increase of about $10 million for IWSS programs due primarily to $45 million of unfavorable profit adjustments on a ground-based radar program in the third quarter of 2021 that did not recur in the third quarter of 2022, partially offset by lower net favorable profit adjustments on certain programs (TPQ-53 and Vertical Launching System (VLS)). Net favorable profit booking rate adjustments were $15 million lower in the third quarter of 2022 compared to the same period in 2021.
RMS’ net sales during the nine months ended September 25, 2022 decreased $984 million, or 8%, compared to the same period in 2021.The decrease was primarily attributable to lower net sales of approximately $305 million for TLS programs primarily due to the delivery of an international pilot training system in the first quarter of 2021 that did not recur in 2022; about $300 million for Sikorsky helicopter programs due to lower production volume (Black Hawk); approximately $240 million for IWSS programs due to lower volume (Littoral Combat Ship (LCS)) and Advanced Hawkeye); and about $140 million for various C6ISR programs due to lower volume.
RMS’ operating profit during the nine months ended September 25, 2022 decreased $185 million, or 14%, compared to the same period in 2021. The decrease was primarily attributable to approximately $95 million for Sikorsky helicopter programs due to lower production volume and net favorable profit adjustments (Black Hawk), partially offset by higher net favorable profit adjustments on certain programs (Combat Rescue Helicopter (CRH)); about $40 million for various C6ISR programs due to lower net favorable profit adjustments and volume; and approximately $40 million for IWSS programs due to lower net favorable profit adjustments (TPQ-53 and Aegis), partially offset by $30 million of unfavorable profit adjustments on a ground-based radar program in 2021 that did not recur in 2022. Operating profit for TLS programs was comparable due to the delivery of an international pilot training system in the first quarter of 2021 that did not recur in 2022, offset by higher net favorable profit adjustments on various other programs. Net favorable profit booking rate adjustments were $95 million lower in the nine months ended September 25, 2022 compared to the same period in 2021.
Space
Summary operating results for our Space business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Net sales	$2,882	$2,699	$8,266	$8,891
Operating profit	301	264	814	826
Operating margin	10.4%	9.8%	9.8%	9.3%
Space’s net sales during the quarter ended September 25, 2022 increased $183 million, or 7%, compared to the same period in 2021. The increase was primarily attributable to higher net sales of approximately $155 million for strategic and missile defense programs due to higher development volume (NGI).
Space’s operating profit during the quarter ended September 25, 2022 increased $37 million, or 14%, compared to the same period in 2021. The increase was primarily attributable to approximately $50 million of higher equity earnings from the company's investment in United Launch Alliance (ULA) due to higher launch volume and launch mix. This increase was partially offset by a decrease of about $15 million for commercial civil space programs due to lower net favorable profit adjustments and lower volume (primarily the Orion and Human Lander System (HLS) programs). Operating profit for national security space programs was comparable as an unfavorable profit adjustment of $45 million on a commercial ground solutions program in the third quarter of 2021 that did not recur was offset by lower net favorable profit adjustments (Space-Based Infrared System (SBIRS) and classified programs). Net favorable profit booking rate adjustments were $15 million lower in the third quarter of 2022 compared to the same period in 2021.
Space’s net sales during the nine months ended September 25, 2022 decreased $625 million, or 7%, compared to the same period in 2021. The decrease was primarily attributable to lower net sales of approximately $865 million due to the renationalization of the AWE program on June 30, 2021, which was no longer included in our financial results beginning in the third quarter of 2021; and about $165 million for commercial civil space programs due to lower volume (Orion and HLS programs). These decreases were partially offset by higher net sales of about $385 million for strategic and missile defense programs due to higher development volume (NGI).
Space’s operating profit during the nine months ended September 25, 2022 decreased $12 million, or 1%, compared to the same period in 2021. The decrease was primarily attributable to approximately $50 million for commercial civil space programs due to lower net favorable profit adjustments and lower volume (the Orion and HLS programs); and about $40 million for national security space programs primarily due to lower net favorable profit adjustments (SBIRS and classified programs), partially offset by lower net unfavorable profit adjustments of $50 million on a commercial ground solutions program. These decreases were partially offset by higher equity earnings of approximately $50 million from the company's investment in ULA due to higher launch volume and launch mix; and about $30 million for strategic and missile defense programs due to higher net favorable profit adjustments and volume (primarily NGI and other missile defense programs). Operating profit for the AWE program was comparable as its operating profit in the first nine months of 2021 was mostly offset by accelerated amortization expense for intangible assets as a result of the renationalization. Net favorable profit booking rate adjustments were $70 million lower in the nine months ended September 25, 2022 compared to the same period in 2021.
Total equity earnings (primarily ULA) represented approximately $50 million, or 17%, and $85 million, or 10%, of Space's operating profit during the quarter and nine months ended September 25, 2022. Total equity earnings were not significant during the quarter ended September 26, 2021 and $35 million, or 4% during the nine months ended September 26, 2021.
FINANCIAL CONDITION
Liquidity and Cash Flows
At September 25, 2022, we had cash and cash equivalents of $2.4 billion. Our principal source of liquidity is our cash from operations. However, we also have access to credit markets, if needed, for liquidity or general corporate purposes, including our revolving credit facility or the ability to issue commercial paper, and letters of credit to support customer advance payments and for other trade finance purposes such as guaranteeing our performance on particular contracts. We also have access to credit markets to fund share repurchases. We believe our cash and cash equivalents, our expected cash flow generated from operations and our access to credit markets will be sufficient to meet our cash requirements and cash deployment plans over the next twelve months and beyond based on our current business plans.
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
Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type. We generally bill and collect cash more frequently under cost-reimbursable contracts, which represented approximately 39% of the sales we recorded during the nine months ended September 25, 2022, as we are authorized to bill as the costs are incurred. A number of our fixed-price contracts may provide for performance-based payments, which allow us to bill and collect cash as we perform on the contract. The amount of performance-based payments and the related milestones are encompassed in the negotiation of each contract. The timing of such payments may differ from the timing of the costs incurred related to our contract performance, thereby affecting our cash flows.
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
To date, the effects of COVID-19 have resulted in some negative impacts on our cash flows, partially due to supplier disruptions and delays. The U.S. Government has taken certain actions and enacted legislation to mitigate the impacts of

COVID-19 on public health, the economy, state and local governments, individuals, and businesses. Since the pandemic began, Lockheed Martin has remained committed to accelerating payments to the supply chain with a focus on small and at risk businesses. As of September 25, 2022, we have accelerated $1.1 billion of payments to our suppliers that are due by their terms in future periods. We will continue to monitor risk driven by the pandemic and, based on our current assessment, we will continue to accelerate payments to our suppliers based on risk assessed need through the end of 2022.
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
We have returned cash to stockholders through dividends and share repurchases. Subsequent to the third quarter of 2022, on September 30, 2022, the company authorized a fourth quarter dividend payment of $3.00 per share, representing an increase of $0.20 per share. On October 17, 2022, the Board of Directors authorized an additional $14 billion to the program from the $117 million that remained at September 25, 2022. This multi-year share repurchase program follows the substantial completion of purchases of common stock under the prior repurchase authorization. We anticipate executing a $4.0 billion accelerated share repurchase program in the fourth quarter of 2022 bringing our total share repurchases for the year to approximately $8.0 billion. The remainder of the repurchase program authorization is expected to be utilized over a three-year period. We expect to fund the repurchases through a combination of cash on hand and the issuance of debt. The stock repurchase program does not have an expiration date and may be amended or terminated by the board of directors at any time. The amount of shares ultimately purchased and the timing of purchases are at the discretion of management and subject to compliance with applicable law and regulation.
We continue to actively manage our debt levels, including maturities and interest rates, as evidenced by the debt transaction in the second quarter of 2022. We also actively manage our pension obligations and expect to continue to opportunistically manage our pension liabilities through the purchase of group annuity contracts for portions of our outstanding defined benefit pension obligations using assets from the pension trust as we did on June 24, 2022. See “Note 6 - Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements for additional information. Future pension risk transfer transactions could also be significant and result in us making additional contributions to the pension trust and/or require us to recognize noncash, non-operating pension settlement charges in earnings in the applicable reporting period.
There were no material changes during the quarter or nine months ended September 25, 2022 to our contractual commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Form 10-K that were outside the ordinary course of our business.
The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	Nine Months Ended
	September 25, 2022	September 26, 2021
Cash and cash equivalents at beginning of year	$3,604	$3,160
Operating activities
Net earnings	3,820	4,266
Noncash adjustments	2,090	2,654
Changes in working capital	(621)	(2,176)
Other, net	585	209
Net cash provided by operating activities	5,874	4,953
Net cash used for investing activities	(981)	(619)
Net cash used for financing activities	(6,067)	(4,767)
Net change in cash and cash equivalents	(1,174)	(433)
Cash and cash equivalents at end of period	$2,430	$2,727

Operating Activities
Net cash provided by operating activities during the nine months ended September 25, 2022 increased $921 million compared to the same period in 2021. The increase was primarily driven by $1.6 billion of lower working capital (defined as receivables, contract assets, and inventories less accounts payable and contract liabilities) which was primarily attributable to timing of production and billing cycles affecting contract assets (primarily the F-35 program in our Aeronautics business segment) and timing of cash payments for accounts payable, partially offset by liquidation of inventories (primarily TLS and Sikorsky helicopter programs in our RMS business segment).
Non-GAAP Financial Measure - Free Cash Flow
Free cash flow is a non-GAAP financial measure that we define as cash from operations less capital expenditures. Our capital expenditures are comprised of equipment and facilities infrastructure and information technology (inclusive of costs for the development or purchase of internal-use software that are capitalized). We use free cash flow to evaluate our business performance and overall liquidity, as well as a performance goal in our annual and long-term incentive plans. We believe free cash flow is a useful measure for investors because it represents the amount of cash generated from operations after reinvesting in the business and that may be available to return to stockholders and creditors (through dividends, stock repurchases and debt repayments) or available to fund acquisitions. The entire amount of free cash flow is not necessarily available for discretionary expenditures, however, because it does not account for certain mandatory expenditures, such as the repayment of maturing debt and pension contributions. While management believes that free cash flow as a non-GAAP financial measure may be useful in evaluating our financial performance, it should be considered supplemental to, and not a substitute for, financial information prepared in accordance with GAAP and may not be comparable to similarly titled measures used by other companies.
The following table reconciles net cash provided by operating activities to free cash flow (in millions):

	Nine Months Ended
	September 25, 2022	September 26, 2021
Cash from operations	$5,874	$4,953
Capital expenditures	(977)	(915)
Free cash flow	$4,897	$4,038
Investing Activities
Net cash used for investing activities during the nine months ended September 25, 2022 increased $362 million compared to the same period in 2021. The increase in cash used for investing activities is due to the receipt of $231 million in the first nine months of 2021 from the sale of our ownership interest in the Advanced Military Maintenance, Repair and Overhaul Center (AMMROC) joint venture. Capital expenditures totaled $977 million and $915 million during the nine months ended September 25, 2022 and September 26, 2021. The majority of our capital expenditures were for equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.
Financing Activities
Net cash used for financing activities was $6.1 billion during the nine months ended September 25, 2022, compared to $4.8 billion during the same period in 2021.
During the nine months ended September 25, 2022 and September 26, 2021, we paid dividends totaling $2.3 billion ($8.40 per share) and $2.2 billion ($7.80 per share).
During the nine months ended September 25, 2022, we paid $3.7 billion to repurchase 11.1 million shares of our common stock, some of which were settled subsequent to the end of the third quarter. See “Note 9 - Stockholders’ Equity” included in our Notes to Consolidated Financial Statements for additional information. During the nine months ended September 26, 2021, we paid $2.0 billion to repurchase 5.6 million shares of our common stock.

During the nine months ended September 25, 2022, we received net proceeds of $2.3 billion from issuance of senior unsecured notes and used the net proceeds from the offering to redeem all of the outstanding $500 million Notes due 2023, $750 million Notes due 2025 and used the remaining balance of the net proceeds to redeem $1.0 billion of our outstanding $2.0 billion Notes due 2026. See “Note 10 - Other” included in our Notes to Consolidated Financial Statements for additional information.
Capital Resources
At September 25, 2022, we held cash and cash equivalents of $2.4 billion that was generally available to fund ordinary business operations without significant legal, regulatory, or other restrictions.

At September 25, 2022, we had a $3.0 billion revolving credit facility (the Revolving Credit Facility) with various banks with an expiration date of August 24, 2027 that is available for general corporate purposes including supporting commercial paper borrowings. We may request and the banks may grant, at their discretion, an increase in the borrowing capacity under the Revolving Credit Facility of up to an additional $500 million. There were no borrowings outstanding under the Revolving Credit Facility at September 25, 2022. See “Note 10 - Other” included in our Notes to Consolidated Financial Statements for additional information.

We have agreements in place with financial institutions to provide for the issuance of commercial paper. The outstanding balance of commercial paper can fluctuate daily and the amount outstanding during the period may be greater than or less than the amount reported at the end of the period. There were no commercial paper borrowings outstanding as of September 25, 2022 and December 31, 2021. We may, as conditions warrant, from time to time issue commercial paper backed by our Revolving Credit Facility to manage the timing of cash flows. However, depending on market conditions, commercial paper may not be available on favorable terms or at all.

Our outstanding debt, net of unamortized discounts and issuance costs was $11.5 billion as of September 25, 2022 and is in the form of publicly-issued notes that bear interest at fixed rates. As of September 25, 2022, we were in compliance with all covenants contained in our debt and credit agreements.
OTHER MATTERS
Status of the F-35 Program
The F-35 program primarily consists of production contracts, sustainment activities, and new development efforts. Production of the aircraft is expected to continue for many years given the U.S. Government’s current inventory objective of 2,456 aircraft for the U.S. Air Force, U.S. Marine Corps, and U.S. Navy; commitments from our seven international partner countries and eight Foreign Military Sales (FMS) customers; as well as interest from other countries. We have seen strong international demand for the F-35 in the first three quarters of 2022. During the first quarter of 2022, Finland became the seventh FMS customer to join the program, and Germany announced its intention to purchase 35 F-35 aircraft. On March 28, 2022, the Government of Canada selected the F-35 as the preferred bidder to move into the Finalization Phase of the competitive process to replace their fighter fleet. In the Finalization Phase, they will collaborate with the F-35 team to deliver unique requirements and a delivery profile before moving forward with the U.S. Government for the procurement of 88 aircraft. During the third quarter of 2022, the Swiss government signed a Letter of Offer and Acceptance for the procurement of 36 F-35 aircraft and became the eighth FMS customer to join the program.
During the third quarter of 2022, we announced an agreement in principle with the U.S. Government on the F-35 Low Rate Initial Production (LRIP) Lots 15-17 production contract for approximately 375 aircraft and we continue to engage with the U.S. Government to definitize the contract. We have been performing work on the Lots 15-17 production under customer authorization and initial funding under an advance acquisition contract received in December 2019. During the second quarter of 2022, our costs began to exceed the contract value and available funding on the Lots 15-17 advance acquisition contract, which prevented the recognition of approximately $325 million of sales and associated operating profit in the second quarter. This also prevented us from invoicing and receiving cash of approximately $465 million in the second quarter of 2022 for costs incurred.
In the third quarter of 2022, we received an undefinitized contract action for Lot 15 aircraft and funding from the U.S. Government that allowed us to resume invoicing, collect the cash deferred from the second quarter, and recognize the sales and associated operating profit deferred from the second quarter. This undefinitized contract action added 129 Lot 15 aircraft to our backlog while we continue working to definitize the Lots 15-17 production contract.

As part of the Lots 15-17 agreement in principle referenced above, the U.S. Government reduced the acquisition quantities based on budget availability. COVID-19 and other impacts experienced by the F-35 enterprise have continued to impact our near-term production plans. While we expect the LRIP Lots 15-17 production contract to support our long-term objective to produce 156 aircraft a year, deliveries are expected to be in the range of 148-153 aircraft for 2022 and in the range of 147-153 aircraft per year in 2023 and 2024, before we achieve our 156 aircraft delivery target in 2025. We anticipate annual deliveries of 156 aircraft beyond 2025 for the foreseeable future.
During the third quarter of 2022, F-35 deliveries were temporarily paused because specialty metals sourced from the People’s Republic of China were discovered in one component provided by a supplier. The material in question poses no performance, quality, safety, or security risks and the F-35 remains safe for flight. The U.S. Government has processed a National Security Waiver that permits the Department of Defense to accept delivery of aircraft that contain the component, and we are in discussions with the U.S. Government to incorporate the waiver into the underlying production contracts, which will permit deliveries to formally resume. We currently expect deliveries to resume in the fourth quarter of 2022.
During the third quarter of 2022, we delivered 27 production aircraft to our U.S. and international partner countries, and FMS customers, resulting in total deliveries of 841 production aircraft. We have 271 production aircraft in backlog, including orders from our international partner customers and countries.
Given the size and complexity of the F-35 program, we anticipate that there will be continual reviews related to aircraft performance, program schedule, delivery schedule, cost, and requirements as part of the DoD, Congressional, and international countries’ oversight, and budgeting processes. In addition to the contract negotiation and funding and supplier performance challenges described above, current program challenges include Lockheed Martin and partner performance (including COVID-19 performance-related challenges), software development, execution of future flight tests and findings resulting from testing and operating the aircraft, the level of cost associated with life cycle operations, sustainment and potential contractual obligations, inflation-related cost pressures, and the ability to continue to reduce the unit production costs and improve affordability.
Contingencies
See “Note 7 - Legal Proceedings and Contingencies” included in our Notes to Consolidated Financial Statements for information regarding our contingent obligations, including off-balance sheet arrangements.
Critical Accounting Policies
There have been no significant changes to the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K, except for, as set forth below.
Postretirement Benefit Plans
As previously disclosed, on June 24, 2022, we purchased group annuity contracts to transfer $4.3 billion of gross defined benefit pension obligations and related plan assets to an insurance company for approximately 13,600 U.S. retirees and beneficiaries. The group annuity contracts were purchased using assets from Lockheed Martin’s master retirement trust and no additional funding contribution was required. In connection with this transaction, we recognized a noncash, non-operating pension settlement charge of $1.5 billion ($1.2 billion, or $4.33 per share, after-tax) for the affected defined benefit pension plans in the second quarter ended June 26, 2022, which represents the accelerated recognition of actuarial losses that were included in the accumulated other comprehensive loss account within stockholders’ equity. For more information on the transaction and remeasurement, see “Note 6 - Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements.
Goodwill and Intangible Assets
The carrying value of our goodwill balance was $10.8 billion at September 25, 2022, including $2.7 billion of goodwill at our Sikorsky reporting unit. The carrying value of our Sikorsky reporting unit also included an indefinite-lived trademark intangible asset of $887 million as of September 25, 2022. In the fourth quarter of 2021, we performed our annual impairment test for goodwill and indefinite-lived trademark intangible asset, and the results of that test indicated no impairment existed. As of the date of our 2021 annual impairment test, we estimated that the fair value of our Sikorsky reporting unit exceeded its carrying value for goodwill by a margin of approximately 30% and the fair value of the intangible asset exceeded its carrying value by a margin of approximately 15%. We will perform our next annual goodwill and intangible asset impairment test during the fourth quarter of 2022 and will perform a quantitative assessment of the fair value of our Sikorsky reporting unit.
The fair values of both our Sikorsky reporting unit and the indefinite-lived trademark intangible asset at our Sikorsky reporting unit can be significantly impacted by the reporting unit’s performance, the amount and timing of expected future cash flows, contract terminations, changes in expected future orders, general market pressures, including U.S. Government budgetary constraints, discount rates, long term growth rates, and changes in U.S. (federal or state) or foreign tax laws and regulations, or their interpretation and application, including those with retroactive effect, along with other significant judgments. Based on our assessment of these circumstances, we have determined that goodwill at our Sikorsky reporting unit and the indefinite-lived trademark intangible asset at our Sikorsky reporting unit are at risk for impairment should there be a deterioration of projected cash flows of the reporting unit.
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
ITEM 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 25, 2022. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of September 25, 2022.
There were no changes in our internal control over financial reporting during the quarter ended September 25, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Forward-Looking Statements
This Form 10-Q contains statements that, to the extent they are not recitations of historical fact, constitute forward-looking statements within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “scheduled,” “forecast” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results may differ materially due to factors such as:

•the impact of COVID-19 or future epidemics on our business and financial results, including supply chain disruptions and delays, labor challenges associated with employee absences, quarantine restrictions, travel restrictions, site access, program delays, and changes in customer payment policies;
•budget uncertainty, the risk of future budget cuts, the impact of continuing resolution funding mechanisms and the debt ceiling and the potential for government shutdowns and changing funding and acquisition priorities;
•our reliance on contracts with the U.S. Government, which are dependent on U.S. Government funding and can be terminated for convenience, and our ability to negotiate favorable contract terms;
•risks related to the development, production, sustainment, performance, schedule, cost and requirements of complex and technologically advanced programs, including the F-35 program;
•the continued delay of the definitization of the Lots 15-17 F-35 production contract;
•planned production rates and orders for significant programs, compliance with stringent performance and reliability standards, and materials availability;

•performance and financial viability of key suppliers, teammates, joint ventures and partners, subcontractors and customers;
•economic, industry, business and political conditions including their effects on governmental policy;
•the impact of inflation and other cost pressures;
•government actions that disrupt our supply chain or prevent the sale or delivery of our products (such as delays in approvals for exports requiring Congressional notification);
•trade policies or sanctions (including potential Chinese sanctions on us or our suppliers, teammates or partners, U.S. Government sanctions on Republic of Turkiye and its removal from the F-35 program, and potential indirect effects of sanctions on Russia to our supply chain);
•our success expanding into and doing business in adjacent markets and internationally and the differing risks posed by international sales;
•changes in foreign national priorities and foreign government budgets and planned orders, including the impact of a strengthening U.S. dollar;
•the competitive environment for our products and services, including competition from startups and non-traditional defense contractors;
•the timing of contract awards or delays in contract definitization as well as the timing and customer acceptance of product deliveries and performance milestones;
•our ability to develop and commercialize new technologies and products, including emerging digital and network technologies and capabilities;
•our ability to attract and retain a highly skilled workforce, the impact of work stoppages or other labor disruptions;
•cyber or other security threats or other disruptions faced by us or our suppliers;
•our ability to implement and continue, and the timing and impact of, capitalization changes such as share repurchases, dividend payments and financing transactions;
•our ability to recover costs under U.S. Government contracts and the mix of fixed-price and cost-reimbursable contracts;
•customer procurement policies that shift risk to contractors, including competitively bid programs with fixed-price development work or follow-on production options or other financial risks; and the impact of investments, cost overruns or other cost pressures and performance issues on fixed price contracts;
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
•our efforts to increase the efficiency of our operations and improve the affordability of our products and services, including through digital transformation and cost reduction initiatives;
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
•impacts of climate change and compliance with laws, regulations, policies, and customer requirements in response to climate change concerns;
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
The F-35 program, which consists of multiple development, production, and sustainment contracts, is our largest program and represented 27% of our total consolidated net sales in both 2021 and the first nine months of 2022. A decision by the U.S. Government or other governments to cut or delay spending on this program or reduce or delay planned orders would have an adverse impact on our business and results of operations. Given the size and complexity of the F-35 program, we anticipate that there will be continual reviews related to aircraft performance, program schedule, delivery schedule, cost, and requirements as part of the DoD, Congressional, and international countries’ oversight and budgeting processes. Current program challenges include supplier, Lockheed Martin and partner performance (including COVID-19 performance-related challenges), software development, definitizing and receiving funding for contracts on a timely basis (as described below), execution of future flight tests and findings resulting from testing and operating the aircraft, the level of cost associated with life cycle operations, sustainment and potential contractual obligations, inflation related cost pressures, and the ability to continue to reduce the unit production costs and improve affordability.
As described in “Status of the F-35 Program” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, delays in reaching an agreement with the U.S. Government on the F-35 Low Rate Initial Production (LRIP) Lots 15-17 production contract prevented us from recognizing approximately $325 million of sales and associated operating profit in the second quarter of 2022 and prevented us from invoicing and receiving cash of approximately $465 million in the second quarter of 2022 for costs incurred. In the third quarter of 2022, we received an undefinitized contract action (UCA) for Lot 15 aircraft and funding from the U.S. Government that allowed us to resume invoicing, collect the cash deferred from the second quarter, and recognize the sales and associated operating profit deferred from the second quarter. While we continue working to definitize the Lots 15-17 production contract, there can be no assurance that the existing agreement in principle and Lot 15 UCA will be converted to a definitive contract in a timely manner, on acceptable terms, or at all, any of which could adversely affect our results of operations, cash flows, and financial condition.
During the third quarter of 2022, F-35 deliveries were temporarily paused because specialty metals sourced from the People’s Republic of China were discovered in one component provided by a supplier. The material in question poses no performance, quality, safety, or security risks and the F-35 remains safe for flight. The U.S. Government has processed a National Security Waiver that permits the Department of Defense to accept delivery of aircraft that contain the component, and we are in discussions with the U.S. Government to incorporate the waiver into the underlying production contract, which will permit deliveries to resume. We currently expect deliveries to resume in the fourth quarter of 2022. If a contract modification is not made to incorporate the waiver into our underlying production contracts, further delivery delays and costs related to remediating the non-compliant part could be significant. In addition, ongoing investigations related to the issue could adversely affect our business. We remain heavily dependent on our supply chain for sourcing contractually compliant components, which is outside of our direct control and is multi-tiered. The future occurrence of non-compliant components in the F-35 or other programs could cause suspensions in product deliveries, remediation work on installed components, contract price adjustments and alternate supply sourcing, all of which could adversely affect our results of operations, cash flows and financial condition.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the quarter ended September 25, 2022.
The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended September 25, 2022.

Period (a)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
				(in millions)
June 27, 2022 – July 31, 2022(c)	315,042	$412.00	308,202	$1,423
August 1, 2022 – August 28, 2022(c)	1,390,835	$431.98	1,390,531	$823
August 29, 2022 – September 25, 2022	1,692,187	$416.92	1,692,187	$117
Total(c)	3,398,064	$422.63	3,390,920

(a)We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, September 25, 2022 was the last day of our September 2022 fiscal month.
(b)In October 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. From time to time, our Board of Directors authorizes increases to our share repurchase program. The total remaining authorization for future common share repurchases under our share repurchase program was $117 million as of September 25, 2022. On October 17, 2022, the Board of Directors authorized an increase to the program by $14 billion. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans, including accelerated share repurchases. The program does not have an expiration date.
(c)During the quarter ended September 25, 2022, the total number of shares purchased included 7,144 shares that were transferred to us by employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the program.

ITEM 6. Exhibits

Exhibit No.	Description

10.1	Amendment No. 4 to Lockheed Martin Corporation Executive Severance Plan, as amended and restated effective December 1, 2016

10.2
Revolving Credit Agreement dated as of August 24, 2022, among Lockheed Martin Corporation, the lenders listed therein, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on August 24, 2022)

10.3	Non-Employee Director Compensation Summary

15	Acknowledgment of Independent Registered Public Accounting Firm

31.1	Certification of James D. Taiclet pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Jesus Malave pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of James D. Taiclet and Jesus Malave pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: October 18, 2022	By: /s/ H. Edward Paul III
H. Edward Paul III
Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)