Form 10-K
period 2022-12-31
LOCKHEED MARTIN CORP
filed 2023-01-26
CIK 936468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Large accelerated filer ☒ Accelerated filer ☐ Non–accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the last sales price of such stock, as of the last business day of the registrant’s most recently completed second fiscal quarter, which was June 24, 2022, was approximately $110.7 billion.
There were 255,297,298 shares of our common stock, $1 par value per share, outstanding as of January 20, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Lockheed Martin Corporation’s 2023 Definitive Proxy Statement are incorporated by reference into Part III of this Form 10‑K. The 2023 Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Lockheed Martin Corporation
Form 10-K
For the Year Ended December 31, 2022

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
We operate in a complex and evolving global security environment. Our strategy consists of the design and development of platforms and systems that meet the future requirements of 21st Century Security. Our vision for 21st Century Security is to accelerate the adoption of advanced networking and leading-edge technologies into our national defense enterprise, while enhancing the performance and value of our platforms and products for our customers. The aim of 21st Century Security is to integrate new and existing systems across all domains with advanced, open-architecture networking and operational technologies to make forces more agile, adaptive and unpredictable.
21st Century Security is an overarching vision that will guide our investment and strategy and we are also focused on four elements for potential growth in the near to mid-term: current programs of record, classified programs, hypersonics and new awards. We have multiple programs of record from each business segment that are entering growth stages, including the F-35 sustainment activity (Aeronautics), increased PAC-3 production rates (Missiles and Fire Control), CH-53K heavy lift helicopter (Rotary and Mission Systems), and the modernization and enhancements to the Trident II D5 Fleet Ballistic Missile (Space). We are engaged in significant classified development programs and pending successful achievement of the objectives within those programs, we expect to begin the transition from development to production over the next few years. We are currently performing on multiple hypersonic programs and following the successful completion of ongoing testing and evaluation activity, multiple programs are expected to enter early production phases between 2023 and 2026. Finally, we are always in pursuit of new program awards to develop future platforms that enable us to continue to place security capability into the market and expand our global reach.
Key to enabling success of our strategy is developing differentiating technologies, forging strategic partnerships, including with commercial companies, executing on our multi-year business transformation initiative to enhance our digital infrastructure and increase efficiencies and collaboration throughout our business and maintaining fiscal discipline. Underpinning our ability to execute our strategy is our talent and culture. We invest substantially in our people to ensure that our workforce has the technical skills necessary to succeed, and we expect to continue to invest internally in innovative technologies that address rapidly evolving mission requirements for our customers. We also will continue to evaluate our portfolio and will make strategic acquisitions or divestitures, as appropriate, while deepening our connection to commercial industry through cooperative partnerships, joint ventures, and equity investments.
We operate in four business segments: Aeronautics, Missiles and Fire Control (MFC), Rotary and Mission Systems (RMS) and Space. We organize our business segments based on the nature of the products and services offered.
Business Segments
Aeronautics
Aeronautics is engaged in the research, design, development, manufacture, integration, sustainment, support and upgrade of advanced military aircraft, including combat and air mobility aircraft, unmanned air vehicles and related technologies. Aeronautics also has contracts with the U.S. Government for various classified programs. Aeronautics’ major programs include:
•F-35 Lightning II - international multi-role, multi-variant, fifth generation stealth fighter;
•C-130 Hercules - international tactical airlifter;
•F-16 Fighting Falcon - combat-proven, international multi-role fighter; and
•F-22 Raptor - air dominance and multi-role fifth generation stealth fighter.
The F-35 program is our largest program, generating 27% of our total consolidated net sales, as well as 66% of Aeronautics’ net sales in 2022. The F-35 program consists of multiple development, production and sustainment contracts. Development is focused on modernization of F-35’s capability and addressing emerging threats. Sustainment provides logistics and training support for the aircraft delivered to F-35 customers. For additional information on the F-35 program, see “Status of the F‑35 Program” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. See also Item 1A - Risk Factors for a discussion of risks related to the F-35 program.
In addition to the aircraft programs above, Aeronautics is involved in advanced development programs incorporating innovative design and rapid prototype applications. Our Advanced Development Programs (ADP) organization, also known as Skunk Works®, is focused on future systems, including unmanned and manned aerial systems and next generation capabilities for air dominance, hypersonics, intelligence, surveillance, reconnaissance, situational awareness and air mobility. We continue to explore technology advancement and insertion into our existing aircraft. We also are involved in numerous network-enabled activities that allow separate systems to work together to increase effectiveness and we continue to invest in new technologies to maintain and enhance competitiveness in military aircraft design, development and production.
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
•The Multiple Launch Rocket System (MLRS), Joint Air-to-Surface Standoff Missile (JASSM), and Hellfire tactical and strike missile programs. MLRS is a highly mobile, automatic system that fires surface-to-surface rockets and missiles from the M270 and High Mobility Artillery Rocket System (HIMARS®) platforms produced for the U.S. Army and international customers. JASSM is an air-to-ground missile launched from fixed-wing aircraft, which is produced for the U.S. Air Force and international customers. Hellfire is an air-to-ground missile used on rotary and fixed-wing aircraft, which is produced for the U.S. Army, Navy, Marine Corps and international customers.
•The Apache, Sniper Advanced Targeting Pod (SNIPER®) and Infrared Search and Track (IRST21®) fire control systems programs. The Apache fire control system provides weapons-targeting capability for the Apache helicopter for the U.S. Army and international customers. SNIPER is a targeting system for several fixed-wing aircraft and is produced for the U.S. Air Force and international customers. IRST21 provides long-range infrared detection and tracking of airborne threats and is used on several fixed-wing aircraft. IRST21 is produced for the U.S. Air Force, the U.S. Navy, the National Guard and international customers.
•The Special Operations Forces Global Logistics Support Services (SOF GLSS) program, which provides logistics support services to the special operations forces of the U.S. military.
•Hypersonics programs, which include several programs with the U.S. Air Force and U.S. Army to design, develop and build hypersonic strike weapons.
•The Javelin program, which is a one-man portable and platform-employable anti-tank and multi-target precision weapon system. Javelin was developed and is currently produced for the U.S. Army and U.S. Marine Corps by a joint venture between Lockheed Martin and Raytheon Technologies.

Rotary and Mission Systems
RMS designs, manufactures, services and supports various military and commercial helicopters, surface ships, sea and land-based missile defense systems, radar systems, sea and air-based mission and combat systems, command and control mission solutions, cyber solutions, and simulation and training solutions. RMS also has contracts with the U.S. Government for various classified programs. RMS’ major programs include:
•Sikorsky helicopter programs such as those related to the BLACK HAWK®, Seahawk® and CH-53K King Stallion heavy lift helicopters which are in service with U.S. and foreign governments, the Combat Rescue Helicopter (CRH) utilized by the U.S. Air Force, and the VH-92A helicopter for the U.S. Marine One transport mission.
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
Space
Space is engaged in the research and design, development, engineering and production of satellites, space transportation systems, and strategic, advanced strike, and defensive systems. Space provides network-enabled situational awareness and integrates complex space and ground global systems to help our customers gather, analyze and securely distribute critical intelligence data. Space is also responsible for various classified systems and services in support of vital national security systems. Space’s major programs include:
•The Space Based Infrared System (SBIRS) and Next Generation Overhead Persistent Infrared (Next Gen OPIR) system programs, which provide the U.S. Space Force with enhanced worldwide missile warning capabilities.
•The Trident II D5 Fleet Ballistic Missile (FBM), a program with the U.S. Navy for the only submarine-launched intercontinental ballistic missile currently in production in the U.S.
•The Orion Multi-Purpose Crew Vehicle (Orion), a spacecraft for NASA utilizing new technology for human exploration missions beyond low earth orbit.
•Next Generation Interceptor (NGI), a program with the Missile Defense Agency (MDA) utilizing next generation propulsion and sensors to provide homeland missile defense.
•Global Positioning System (GPS) III, a program to modernize the GPS satellite system for the U.S. Space Force.
•Hypersonics programs, which include several programs with the U.S. Army and U.S. Navy to design, develop and build hypersonic strike weapons.
As previously announced, on June 30, 2021, the UK Ministry of Defence terminated the contract to operate the UK’s nuclear deterrent program and assumed control of the entity that manages the program (referred to as the renationalization of the Atomic Weapons Establishment (AWE program)). Accordingly, the AWE program, including the entity that manages the program, was no longer included in our financial results as of that date.
Intellectual Property
We routinely apply for and own a substantial number of U.S. and foreign patents and trademarks related to the products and services we provide. We also develop and own other intellectual property, including copyrights, trade secrets and research, development and engineering know-how, that contributes significantly to our business. In addition, we license intellectual property to and from third parties. The Federal Acquisition Regulation (FAR) and Defense Federal Acquisition Regulation Supplement (DFARS) provide the U.S. Government certain rights in intellectual property, including patents, developed by us and our subcontractors and suppliers in performance of government contracts or with government funding. The U.S. Government may use or authorize others, including competitors, to use such intellectual property. See the discussion of matters related to our intellectual property in Item 1A - Risk Factors. Non-U.S. governments also may have certain rights in patents and other intellectual property developed in performance of our contracts for them. Although our intellectual property rights in the aggregate are important to the operation of our business, we do not believe that any existing patent, license or other intellectual property right is of such importance that its loss or termination would have a material adverse effect on our business taken as a whole.
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
Raw Materials, Suppliers and Seasonality
Some of our products require relatively scarce raw materials. Historically, we have been successful in obtaining the raw materials and other supplies needed in our manufacturing processes. For example, aluminum and titanium are important raw materials used in certain of our Aeronautics and Space programs. Long-term agreements have helped enable a continued supply of these materials. In addition, carbon fiber is an important ingredient in composite materials used in our Aeronautics programs, such as the F-35 aircraft. We rely on other companies to provide materials, components and products, including advanced microelectronics such as semiconductors, and to perform a portion of the services that are provided to our customers under the terms of most of our contracts. During 2022, the COVID-19 pandemic, supply chain challenges, and increased demand caused global semiconductor chip shortages, extended lead times and pricing escalations and these are expected to continue in 2023. These supplier disruptions have resulted in delays and increased costs and have adversely affected our program performance and operating results. For more information on the risks related to our suppliers and raw materials, see Item 1A - Risk Factors.
No material portion of our business is considered to be seasonal. Various factors, however, can affect the distribution of our sales between accounting periods, including the timing of government awards, the availability of government funding, product deliveries and customer acceptance.
Human Capital Resources
Due to the specialized nature of our business, our performance depends on identifying, attracting, developing, motivating and retaining a highly skilled workforce in multiple areas, including engineering, science, manufacturing, information technology, cybersecurity, business development and strategy and management. Our human capital management strategy, which we refer to as our people strategy, is tightly aligned with our business needs and technology strategy. During 2022, our human capital efforts were focused on continuing to accelerate the transformation of our technology for workforce management through investments in upgraded systems and processes, and continuing to increase our agility to meet the quickly changing needs of the business, all while maintaining a respectful, challenging, supportive and inclusive working environment. We use a variety of human capital measures in managing our business, including: workforce demographics; hiring metrics; talent management metrics, including retention rates of top talent; and diversity metrics with respect to representation, attrition, hiring, promotions and leadership.
Workforce Demographics
As of December 31, 2022, we had a highly skilled workforce made up of approximately 116,000 employees, including approximately 60,000 engineers, scientists and information technology professionals. As of December 31, 2022, approximately 93% of our workforce was located in the U.S. and approximately 19% of our employees were covered by collective bargaining agreements with various unions. A number of our existing collective bargaining agreements expire in any given year. Historically, we have been successful in negotiating renewals to expiring agreements without any material disruption of operating activities, and management considers employee and union relations to be good.
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
Employee Profile (as of December 31, 2022):

	Women(a)	People of Color(a)	Veterans(a)	People with Disabilities(a)
Overall	23%	30%	21%	11%
Executives(b)	25%	16%	21%	11%
(a)Based on employees who self-identify. Includes only U.S. employees and expatriates except for women, which also includes local country nationals. Excludes casual workers, interns/co-ops and employees of certain subsidiaries and joint ventures.
(b)Executive is defined as director-level (one level below vice president) or higher.

Talent Acquisition, Retention and Development
We strive to hire, develop and retain the top talent in the industry. During 2022, we hired more than 14,000 employees, despite the continuing challenges presented by the COVID-19 pandemic. An integral part of our people strategy is early career hiring through college and intern pipelines, particularly in technical fields. In addition to efforts focused on recruitment, we also monitor employee attrition across a broad array of categories and segments of the population, including with respect to diversity and top talent. Critical to attracting and retaining top talent is employee satisfaction, and we regularly conduct employee engagement surveys to gauge employee satisfaction and to understand the effectiveness of our people strategy. We attract and reward our employees by providing market competitive compensation and benefits, including incentives and recognition plans that extend to nonrepresented employees of all levels in our organization and encourage excellence through our pay-for-performance philosophy. We also have continued a teleworking policy that encourages flexible working arrangements for employees who can meet our customer commitments remotely, which we believe helps recruit and retain talent. In addition, we invest in the development of our employees through training, apprenticeship programs, leadership development plans and offering tuition assistance programs for continuing education or industry certifications. This employee development helps to make us more competitive and also assists with leadership succession planning throughout the corporation.

Employee Safety and Health
Our safety and health program seeks to optimize our operations through targeted safety, health and wellness opportunities designed to ensure safe work conditions, a healthy work environment, promote workforce resiliency and enhance business value. As part of this program, we track employee health and safety measures, including quarterly and yearly targets related to the number of injury and illness incidents that occur at work, those incidents that result in days lost, and the number of days lost due to workplace injuries and illness. During 2022, these metrics continued to be negatively impacted by the absence from work and delays in the return to work related to COVID-19. We continue to take steps to protect our employees from COVID-19 while sustaining production and related services, including by establishing minimum staffing and social distancing and mask wearing policies consistent with current governmental guidance, cleaning common areas more frequently, implementing a flexible teleworking policy for employees who can work from home, encouraging employee vaccinations while monitoring potential vaccine mandates, and instituting other measures designed to mitigate and prevent the spread of COVID-19.

For information on the risks related to our human capital resources, see Item 1A - Risk Factors.
Competition
We compete with many different companies in the defense and aerospace industry. The Boeing Company, General Dynamics, L3Harris Technologies, Northrop Grumman, and Raytheon Technologies are some of our primary competitors. Key characteristics of our industry include long operating cycles and intense competition, which is evident through the number of competitors bidding on program opportunities and the number of bid protests (competitor protests of U.S. Government procurement awards).
We often collaborate with our competitors through teaming arrangements in efforts to provide our customers with the best mix of capabilities to address specific requirements. Additionally, a company competing to be a prime contractor may, upon ultimate award of the contract to another competitor, serve as a subcontractor to the ultimate prime contracting company. It is not unusual to compete for a contract award with a peer company and, simultaneously, perform as a supplier to or a customer of that same competitor on other contracts.
Our broad portfolio of products and services competes domestically and internationally against products and services of the companies listed above, numerous smaller competitors and startups, and increasingly, non-traditional defense contractors. In some areas of our business, customer requirements are changing to encourage or facilitate expanded competition. Principal factors of competition include: the technical excellence, reliability, safety and cost competitiveness of our products and services to the customer; technical and management capability; the ability to innovate and develop new products and technologies that improve mission performance and adapt to dynamic threats; successful program execution and on-time delivery of complex, integrated systems; the reputation and customer confidence derived from past performance; our demonstrated ability to execute and perform against contract requirements and successfully manage customer relationships; and our global footprint and accessibility to customers.
The competition for international sales for most of our products and services is subject to U.S. Government stipulations (e.g., export restrictions, market access, technology transfer, industrial cooperation and contracting practices). We compete against U.S. and non-U.S. companies (or teams) for contract awards by international governments. International competitions are also subject to different laws or contracting practices of international governments, which affects how we structure our bid for the procurement. In many international procurements, the purchasing government’s relationship with the U.S. and its industrial cooperation programs designed to enhance local industry are important factors in determining the outcome of a competition. It is common for international customers to require contractors to comply with their industrial cooperation regulations, sometimes referred to as offset requirements, and we have entered into foreign offset agreements as part of securing some international business. For more information concerning our international business, see Item 1A - Risk Factors.
Technological advances in such areas as additive manufacturing, data analytics, digital engineering, artificial intelligence, advanced materials, autonomy and robotics, and new business models such as commercial access to space, are enabling new factors of competition for both traditional and non-traditional competitors.
Government Contracts and Regulations
Our business is heavily regulated. We contract with numerous U.S. Government agencies and entities, principally all branches of the U.S. military and NASA. We also contract with similar government authorities in other countries, and they regulate international sales that are not foreign military sales (FMS) contracted through the U.S. Government. Additionally, our commercial aircraft products are required to comply with U.S. and international regulations governing production and quality systems, airworthiness and installation approvals, repair procedures and continuing operational safety.
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
•require specific security controls to protect U.S. Government controlled unclassified information and that our suppliers that have access to this type of information comply with cyber security regulations;
•restrict the use and dissemination of information classified for national security purposes and the export of certain products, services and technical data;
•Prohibit the acquisition from or use by contractors of materials, products or services procured from certain countries or entities located outside the United States (e.g., the prohibition on the acquisition of sensitive materials from non-allied foreign nations and prohibition on the acquisition and use of certain telecommunications and video surveillance services or equipment); and
•require the review and approval of contractor business systems, including accounting systems, estimating systems, earned value management systems for managing cost and schedule performance on certain complex programs, purchasing systems, material management and accounting systems for planning, controlling and accounting for the acquisition, use, issuing and disposition of material, and property management systems.
The U.S. Government and in limited cases certain other governments may terminate any of our government contracts and subcontracts either at their convenience or for default based on our performance. If a contract is terminated for convenience, we generally are protected by provisions covering reimbursement for costs incurred on the contract and profit on those costs. If a contract is terminated for default, we generally are entitled to payments for our work that has been accepted by the U.S. Government or other governments; however, the U.S. Government and other governments could make claims to reduce our recovery or recoup its procurement costs and could assess other special penalties. For more information regarding the U.S. Government’s and other governments’ right to terminate our contracts and the risks of doing work internationally, see Item 1A - Risk Factors. For more information regarding government contracting laws and regulations, see Item 1A - Risk Factors as well as “Critical Accounting Policies - Contract Accounting / Sales Recognition” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
A portion of our business is classified by the U.S. Government and cannot be specifically described. The operating results of classified contracts are included in our consolidated financial statements. The business risks and capital requirements associated with classified contracts historically have not differed materially from those of our other U.S. Government contracts. However, under certain classified fixed price development and production contracts, we are unable to insure risk of loss to government property because of the classified nature of the contracts and the inability to disclose classified information necessary for underwriting and claims to commercial insurers. Our internal controls addressing the financial reporting of classified contracts are consistent with our internal controls for our non-classified contracts.
Our operations are subject to and affected by various federal, state, local and foreign environmental protection laws and regulations regarding the discharge of materials into the environment or otherwise regulating the protection of the environment. As a result of these environmental protection laws, we are involved in environmental remediation at some of our current and former facilities and at third-party-owned sites where we have been designated a potentially responsible party as a result of our prior activities and those of our predecessor companies. While the extent of our financial exposure cannot in all cases be reasonably estimated, the costs of environmental compliance have not had, and we do not expect that these costs will have, a material adverse effect on our earnings, financial position and cash flow, primarily because substantially all of our environmental costs are allowable in establishing the price of our products and services under our contracts with the U.S. Government. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or cleanup to the extent that they are probable and estimable, see “Critical Accounting Policies - Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 14 – Legal Proceedings, Commitments and Contingencies” included in our Notes to Consolidated Financial Statements. See also the discussion of environmental matters in Item 1A - Risk Factors.
There is an increasing global regulatory focus on greenhouse gas (GHG) emissions and their potential impacts relating to climate change. Future laws, regulations or policies in response to concerns over GHG emissions such as carbon taxes, mandatory reporting and disclosure obligations, including environmental requirements for certain federal contractors and subcontractors and the SEC’s proposed climate-related disclosure rule, and changes in procurement policies, including the use of environmental goals in proposal evaluation, could significantly increase our operational and compliance burdens and costs. We monitor developments in climate-change related regulation for their potential effect on us and also have a comprehensive sustainability program that seeks to mitigate our impact on the environment, including targets to reduce our GHG emissions. For more information on the risk of climate-change related regulation, see Item 1A - Risk Factors.
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
Statements and assumptions with respect to future sales, income and cash flows, growth, program performance, the outcome of litigation, anticipated pension cost and funding, environmental remediation cost estimates, planned acquisitions or dispositions of assets, or the anticipated consequences are examples of forward-looking statements. Numerous factors, including the risk factors described in the following section, could cause our actual results to differ materially from those expressed in our forward-looking statements.
Our actual financial results likely will be different from any projections due to the inherent nature of projections. Given these uncertainties, forward-looking statements should not be relied on in making investment decisions. The forward-looking statements contained in this Form 10-K speak only as of the date of its filing. Except where required by applicable law, we expressly disclaim a duty to provide updates to forward-looking statements after the date of this Form 10-K to reflect subsequent events, changed circumstances, changes in expectations, or the estimates and assumptions associated with them. The forward-looking statements in this Form 10-K are intended to be subject to the safe harbor protection provided by the federal securities laws.

ITEM 1A.    Risk Factors
An investment in our common stock or debt securities involves risks and uncertainties. We seek to identify, manage and mitigate risks to our business, but risk and uncertainty cannot be eliminated or necessarily predicted. The outcome of one or more of these risks could have a material effect on our operating results, financial position, or cash flows. You should carefully consider the following factors, in addition to the other information contained in this Annual Report on Form 10-K, before deciding to trade in our common stock or debt securities.
Risks Related to our Reliance on Government Contracts

We depend heavily on contracts with the U.S. Government for a substantial portion of our business. Changes in the U.S. Government’s priorities, or delays or reductions in spending could have a material adverse effect on our business.
We derived 73% of our total consolidated net sales from the U.S. Government in 2022, including 64% from the DoD. We expect to continue to derive most of our sales from work performed under U.S. Government contracts. Budget uncertainty, the potential for U.S. Government shutdowns, the use of continuing resolutions, and the federal debt ceiling can adversely affect our industry and the funding for our programs. If appropriations are delayed or a government shutdown were to occur and were to continue for an extended period of time, we could be at risk of program cancellations and other disruptions and nonpayment. When the U.S. Government operates under a continuing resolution, new contract and program starts are restricted and funding for our programs may be unavailable, reduced or delayed. Shifting funding priorities or federal budget compromises, also could result in reductions in overall defense spending on an absolute or inflation-adjusted basis, which could adversely impact our business.
We believe our diverse range of products and services generally make it less likely that cuts in any specific contract or program will affect our business on a long-term basis. However, termination of significant programs or contracts could adversely affect our business and future financial performance. DoD’s changes in funding priorities also could reduce opportunities in existing programs and in future programs or initiatives where we intend to compete and where we have made investments. While we would expect to compete and be well positioned as the incumbent on existing programs we may not be successful and, even if we are successful, the replacement programs may be funded at lower levels or result in lower margins. In addition, our ability to grow in key areas such as hypersonics programs, classified programs and next-generation franchise programs also will be affected by the overall budget environment and whether development programs transition to production and the timing of such transition, all of which are dependent on U.S. Government authorization and funding.
Our contracts with the U.S. Government are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal year (FY) basis even though contract performance may extend over many years. Consequently, contracts are often partially funded initially and additional funds are committed only as Congress makes further appropriations over time. To the extent we incur costs in excess of funds obligated on a contract or in advance of a contract award or contract definitization, we are at risk of not being reimbursed for those costs unless and until additional funds are obligated under the contract or the contract is successfully awarded, definitized and funded, which could adversely affect our results of operations, financial condition and cash flows.

The F-35 program comprises a material portion of our revenue and reductions or delays in funding for this program and risks related to the development, production, sustainment, performance, schedule, cost and requirements of the program could adversely affect our performance.
The F-35 program, which consists of multiple development, production and sustainment contracts, is our largest program and represented 27% of our total consolidated net sales in 2022. A decision by the U.S. Government or international partner and FMS customer countries to cut spending on this program or reduce or delay planned orders would have an adverse impact on our business and results of operations. Given the size and complexity of the F-35 program, we anticipate that there will be continual reviews related to aircraft performance, program and delivery schedule, cost, and requirements as part of the DoD, Congressional, and international countries’ oversight and budgeting processes. Current program challenges include our and our suppliers’ performance (including COVID-19 performance-related challenges), software development, definitizing and receiving funding for contracts on a timely basis, execution of future flight tests and findings resulting from testing and operating the aircraft, the level of cost associated with life cycle operations and sustainment, inflation-related cost pressures and the ability to continue to improve affordability. Our planned production rates and deliveries have been adversely affected and could continue to be adversely affected by COVID-19 or supplier performance challenges, which affect our results of operations. For example, during 2022, we experienced a temporary halt of F-35 deliveries due to non-compliant materials in a component provided by a supplier, which affected timing of deliveries. Additionally, as described in the “Status of the F-35 Program” in Management Discussion and Analysis of Financial Condition and Results of Operations, we are experiencing a pause in aircraft deliveries due to the suspension of Government Furnished Equipment (GFE) engine deliveries and corresponding flight restrictions that were issued by the U.S. Government. If not resolved in a timely manner, this could impact our results of operations and cash flows. See also the Risk Factor below captioned “We are heavily dependent on suppliers and if our subcontractors or other suppliers or teaming agreement or joint venture partners fail to perform their obligations, our performance and ability to win future business could be adversely affected” for a discussion of the risk of non-compliant parts and the supply chain.
We also may not be successful in making hardware upgrades and other modernization capabilities in a timely manner, including as a result of dependencies on suppliers, which could increase costs and create schedule delays. Our ability to capture and retain future F-35 growth in development, production and sustainment is dependent on the success of our efforts to achieve F-35 sustainment performance, customer affordability, supply chain improvements, continued reliability improvements and other efficiencies, some of which are outside our control.
We are subject to extensive procurement laws and regulations, including those that enable the U.S. Government to terminate contracts for convenience. Our business and reputation could be adversely affected if we or those we do business with fail to comply with or adapt to existing or new procurement laws and regulations, which are regularly evolving.
We and others with which we do business must comply with laws and regulations relating to the award, administration and performance of U.S. Government contracts. Government contract laws and regulations affect how we do business with our customers and impose certain risks and costs on our business. A violation of these laws and regulations by us, our employees, others working on our behalf, a supplier or a joint venture partner could harm our reputation and result in the imposition of fines and penalties, the termination of our contracts, suspension or debarment from bidding on or being awarded contracts, loss of our ability to export products or perform services and civil or criminal investigations or proceedings. In addition, costs to comply with new government regulations can increase our costs, reduce our margins and adversely affect our competitiveness.
Government contract laws and regulations can impose terms or obligations that are different than those typically found in commercial transactions. One of the significant differences is that the U.S. Government may terminate any of our government contracts, not only for default based on our performance, but also at its convenience. Generally, prime contractors have a similar right under subcontracts related to government contracts. If a contract is terminated for convenience, we typically would be entitled to receive payments for our allowable costs incurred and the proportionate share of fees or earnings for the work performed. However, to the extent insufficient funds have been appropriated by the U.S. Government to the program to cover our costs upon a termination for convenience, the U.S. Government may assert that it is not required to appropriate additional funding. If a contract is terminated for default, the U.S. Government could make claims to reduce the contract value or recover its procurement costs and could assess other special penalties, exposing us to liability and adversely affecting our ability to compete for future contracts and orders. In addition, the U.S. Government could terminate a prime contract under which we are a subcontractor, notwithstanding the fact that our performance and the quality of the products or services we delivered were consistent with our contractual obligations as a subcontractor. Similarly, the U.S. Government could indirectly terminate a program or contract by not appropriating funding. The decision to terminate programs or contracts for convenience or default could adversely affect our business and future financial performance.
Another significant difference from commercial contracting is the existence in government contracting of the concept of an undefinitized contract action (UCA), which is when we begin performing our obligations before the terms, specifications or price are finally agreed to between the parties. When operating under a UCA, the U.S. Government has the ability to unilaterally definitize contracts, which it has exercised in the past and which absent a successful appeal, obligates us to perform under terms and conditions imposed by the U.S. Government. This can affect our ability to negotiate mutually agreeable contract terms. If a contract is unilaterally imposed upon us, it may negatively affect our expected profit and cash flows on a program or impose burdensome terms.

In addition to the unique risks associated with government contracts, the U.S. Government utilizes procurement policies that could negatively impact our profitability or the ability to win new business. For example, the U.S. Government has procurement policies that shift risk to contractors, such as using fixed-price contracts for development programs as described in the following risk factor. Other changes in procurement policy that could affect the predictability of our profit rates or make it more difficult to compete on certain types of programs include favoring more incentive-based fee arrangements, using different award fee criteria than historically used (such as the evaluation of environmental factors) or making government contract negotiation offers based upon their view of what our costs should be (as compared to our actual costs). In addition, changes in contract financing policy for fixed-price contracts, such as changes in performance and progress payments policies, could significantly affect the timing of our cash flows. From time to time, the U.S. Government has proposed contract terms, imposed internal policies, or taken positions that represent fundamental changes from historical practices or that we believe are inconsistent with the FAR or other laws and regulations and that could adversely affect our business. Also, a portion of our contracts are classified by the U.S. Government, which imposes security requirements that limit our ability to discuss our performance on these contracts, including any specific risks, disputes and claims.

Additionally, the DoD is increasingly pursuing rapid acquisition pathways and procedures for new technologies, including through so called “other transaction authority” agreements (OTAs). OTAs are exempt from many traditional procurement laws, including the FAR, and an OTA award may be subject, in certain cases, to the condition that a significant portion of the work under the OTA is performed by a non-traditional defense contractor or that a portion of the cost of the protype project is funded by non-governmental sources. If we cannot successfully adapt to the DoD’s rapid acquisition processes, then we may lose strategic new business opportunities in high-growth areas and our future performance and results could be adversely affected.
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
Contract types primarily include fixed-price and cost-reimbursable contracts. Under each type of contract, if we are unable to control costs, our operating results could be adversely affected. Costs to complete a contract may increase for a variety of reasons, including technical and manufacturing challenges, schedule delays, workforce-related issues, or inaccurate initial contract cost estimates. These could be caused by a variety of reasons, including labor shortages, the nature and complexity of the work performed, the timeliness and availability of materials from suppliers, internal and subcontractor performance or product quality issues, inability to meet cost reduction initiatives or achieve efficiencies from digital transformation, changing laws or regulations, inflation and natural disasters. Certain contracts may impose other risks, such as forfeiting fees, paying penalties, or providing replacement systems in the event of performance failure.

Cost-reimbursable contracts provide for the payment of allowable costs incurred during performance of the contract plus a fee up to a ceiling based on the amount that has been funded. Cost, schedule or technical performance issues with respect to cost-reimbursable contracts could result in reduced fees, lower profit rates, or program cancellation.
Fixed-price contracts are predominantly either firm fixed-price (FFP) contracts or fixed-price incentive (FPI) contracts. Under FFP contracts, we receive a fixed price irrespective of the actual costs we incur and we therefore carry the burden of any cost overruns. Under FPI contracts, we generally share with the U.S. Government savings for cost underruns less than target costs and expenses for cost overruns exceeding target costs up to a negotiated ceiling price. We carry the entire burden of cost overruns exceeding the ceiling price amount under FPI contracts. Due to the fixed-price nature of the contracts, if our actual costs exceed our estimates, our margins and profits are reduced and we could incur a reach-forward loss. A reach-forward loss is when estimates of total costs to be incurred on a contract exceed total estimates of the transaction price. When this occurs, a provision for the entire loss is determined at the contract level and is recorded in the period in which the loss is evident.
Contracts for development programs include complex design and technical requirements and are often contracted on a cost-reimbursable basis, however, some of our existing development programs are contracted on a fixed-price basis or include cost-type contracting for the development phase with fixed-price production options. We expect we also will bid on similar programs in the future. Fixed-price development work or fixed price production options, especially on competitively bid programs, is inherently riskier than cost-reimbursable work because the revenue is fixed, while the estimates of costs required to complete these contracts are subject to significant variability due to the complex and often experimental nature of development programs. The technical complexity coupled with the fixed-price contract structure of certain of our ongoing development programs or new programs increases the risk that our costs will be greater than anticipated, resulting in reduced margins, operating profit, or reach-forward losses during the period of contract performance or upon contract award, all of which could be significant to our operating results, cash flows, or financial condition. In addition, we have certain contracts where we bid upfront on cost-reimbursable development work and the follow-on fixed-price production options in one submission. This increases the risk that we may experience lower margins than expected, or a loss, on the production options because we must estimate the cost of producing a product before it has been developed. These risks may cause us not to bid on certain future programs, which could adversely affect our future growth prospects and financial performance. See Note 1 – Organization and Significant Accounting Policies included in our Notes to Consolidated Financial Statements for further details about losses incurred on certain programs, including fixed-price development programs.
We also have contracts for the transition from development to production (e.g., low rate initial production (LRIP) contracts), where the challenge of starting and stabilizing a manufacturing production and test line while the final design is being validated and managing change in requirements or capabilities create performance and financial risks to our business.
Many of our U.S. Government contracts include multiple option years and our expected sales or profits may be adversely affected if the U.S. Government decides not to exercise the options. On the other hand, the U.S. Government may decide to exercise options for contracts under which it is expected that our costs may exceed the contract price or ceiling, which could result in losses or unreimbursed costs.
We are routinely subject to audit by our customers on government contracts and the results of those audits could have an adverse effect on our business, reputation and results of operations.
U.S. Government agencies, including the Defense Contract Audit Agency, the Defense Contract Management Agency and various agency Inspectors General, routinely audit and investigate government contractors. These agencies review a contractor’s compliance with applicable laws, regulations and contract terms, regarding, among other things, contract pricing, contract performance, cost structure and business systems. U.S. Government audits and investigations often take years to complete, and many result in no adverse action against us. Like many U.S. Government contractors, we have received audit and investigative reports recommending the reduction of certain contract prices or that certain payments be repaid, delayed, or withheld, and may involve substantial amounts. Similarly, like other U.S. Government contractors, audits and investigations also occur related to cost reimbursements that are based upon our final allowable incurred costs for each year. We have unaudited or unsettled incurred cost claims related to past years, which limits our ability to issue final billings on contracts for which authorized and appropriated funds may be expiring or can result in delays in final billings and our ability to close out a contract.
If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including reductions of the value of contracts, contract modifications or terminations, forfeiture of profits, suspension of payments, penalties, fines or suspension or debarment from doing business with the U.S. Government. Suspension or debarment could have a material adverse effect on us because of our dependence on contracts with the U.S. Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Similar government oversight and risks to our business and reputation exist in most other countries where we conduct business.
Increased competition and bid protests in a budget-constrained environment may make it more difficult to maintain our financial performance and customer relationships.
We are facing increased competition from startups and non-traditional defense contractors, while, at the same time, many of our customers are facing significant budget pressures and are trying to do more with less by cutting costs, using fixed price contracts, deferring large procurements, identifying more affordable solutions, performing certain work internally rather than hiring contractors, and reducing product development cycles. If competitors can offer lower cost services and products, or provide services or products more quickly, at equivalent or in some cases even reduced capabilities, we may lose new business opportunities or contract recompetes, which could adversely affect our future results. Furthermore, acquisitions in our industry, including vertical integration, also could result in increased competition or limit our access to certain suppliers without appropriate remedies to protect our interests. To remain competitive, we must maintain consistently strong customer relationships, seek to understand customer priorities and provide superior performance, advanced technology solutions and services at an affordable cost with the agility that our customers require to satisfy their mission objectives in an increasingly price competitive environment. Our success in achieving these goals may depend, among other things, on accurately assessing our customers’ needs and our competitors’ capabilities, containing our total costs relative to competitors, successfully and efficiently investing in emerging technologies, adopting innovative business models and adaptive pricing methods, effectively collaborating across our business segments, and adopting and integrating new digital manufacturing and operating technologies and tools into our product lifecycles and processes.
Additionally, a substantial portion of our business is awarded through competitive bidding. The U.S. Government increasingly has relied on competitive contract award types, including indefinite-delivery, indefinite-quantity and other multi-award contracts, which have the potential to create pricing pressure and to increase our costs by requiring us to submit multiple bids and proposals. Multi-award contracts require us to make sustained efforts to obtain task orders under the contract. Additionally, procurements that do not evaluate whether the cost assumptions in the bids are realistic can lead to bidders taking aggressive pricing positions, which could result in the winner realizing a loss upon contract award or an increased risk of lower margins or realizing a loss over the term of the contract. The U.S. Government also may not award us large competitive contracts that we otherwise might have won in an effort to maintain a broader industrial base.

We may encounter bid protests from unsuccessful bidders on new program awards seeking to overturn the award. Unsuccessful bidders also may protest with the goal of being awarded a subcontract for a portion of the work in return for withdrawing the protest. Bid protests can result in significant expenses to us, contract modifications or even loss of the contract award and the resolution can extend the time until contract activity can begin and delay the recognition of sales and defer underlying cash flows and adversely affect our operating results. Our efforts to protest or challenge any bids for contracts that were not awarded to us also may be unsuccessful, including, the December 2022 protest by Lockheed Martin Sikorsky, on behalf of Team DEFIANT, challenging the U.S. Army’s award under the Future Long Range Assault Aircraft competition.
Other Risks Related to our Operations
We are heavily dependent on suppliers and if our subcontractors or other suppliers or teaming agreement or joint venture partners fail to perform their obligations, our performance and ability to win future business could be adversely affected.
We are the prime contractor on most of our contracts and rely on other companies to provide materials, major components and products, and to perform a portion of the services that are provided to our customers under the terms of most of our contracts. These arrangements may involve subcontracts, teaming arrangements, joint ventures or supply agreements with other companies upon which we rely (contracting parties) and, in many cases, our contracting parties in turn rely on lower-tier subcontractors. We occasionally have disputes with our contracting parties, including disputes regarding the quality and timeliness of work performed, workshares, customer concerns about the other party’s performance, issues related to lower-tier subcontractor performance, our failure to issue or extend task orders, or our hiring the personnel of a subcontractor, teammate or joint venture partner or vice versa. We also could be adversely affected by actions by or issues experienced by our contracting parties that are outside of our control, such as misconduct and reputational issues involving our contracting parties, which could subject us to liability or adversely affect our ability to compete for contract awards. The failure of our supply chain to comply with regulatory requirements that we flow down from our U.S. government prime contracts also could adversely affect our operating results, financial condition, or cash flows. Furthermore, changes in the political or economic environment, may adversely affect the financial stability and viability of our contracting parties or lower-tier subcontractors or their ability to meet their performance obligations.
A failure by one or more of our contracting parties to provide the agreed-upon materials, components or products or perform the agreed-upon services, on a timely basis, according to specifications, including compliance with regulatory requirements we flow down from our prime contracts, or at all, has and may adversely affect our ability to perform our obligations and require that we transition the work to other companies. Contracting party performance deficiencies may result in additional costs or delays in product deliveries and affect our operating results and could result in a customer terminating our contract for default or convenience. A default termination could expose us to liability and affect our ability to compete for future contracts and orders. A failure by our contracting parties to meet affordability targets could negatively affect our profitability, result in contract losses and affect our ability to win new business.

Additionally, we are affected by government procurement restrictions and issues affecting industry supply chains broadly. For example, U.S. Government statutes and regulations prohibit the sourcing of certain rare earth minerals from specified countries. We seek to manage raw materials supply risk through long-term contracts, identifying domestic or other U.S. allied alternative sources of materials that could be subject to embargo, efforts to increase visibility into our multi-tiered supply chain, and maintaining an acceptable level of our key materials in inventories. In addition, advanced microelectronics, including semiconductors, underpin many of our current and future critical technologies and platforms, and global shortages of these products due to COVID-19, increased demand or other supply chain challenges, as were experienced in 2022, could result in increased procurement lead times and increased costs and potential shortages, which could impact our performance. We also must comply with specific procurement requirements that can limit the number of eligible suppliers and a significant number of the components or supplies used are currently single or sole sourced. Because the identification and qualification of new or additional suppliers can take an extended period of time, issues with suppliers or trade actions that limit our ability to use certain suppliers, especially when single or sole sourced, can have an adverse impact on our business. Complying with U.S.

Government contracting regulations that limit the source or manufacture of suppliers and impose stringent cybersecurity regulations also may create challenges for our supply chain and increase costs.

We remain heavily dependent on our supply chain for sourcing contractually compliant components, which is outside of our direct control and is multi-tiered. The future occurrence of non-compliant components in the F-35 or other programs could cause suspensions in product deliveries, remediation work on installed components, contract price adjustments and alternate supply sourcing, all of which could adversely affect our results of operations, financial condition and cash flows.
Our success depends, in part, on our ability to develop new technologies, products and services and efficiently produce and deliver existing products.
Many of the products and services we provide are highly engineered and involve sophisticated technologies with related complex manufacturing and systems integration processes. Our customers’ requirements change and evolve regularly. Accordingly, our future performance depends, in part, on our ability to adapt to changing customer needs rapidly, identify emerging technological trends, develop and manufacture innovative products and services efficiently and bring those offerings to market quickly at cost-effective prices. This includes efforts to provide mission solutions that integrate capabilities and resources across all forces and domains, which we refer to as joint all domain operations, and to implement emerging digital and network technologies and capabilities. To advance our innovation and position us to meet our customers’ requirements, we make investments in emerging technologies that we believe are needed to keep pace with rapid industry innovation and seek to collaborate with commercial entities that we believe have complementary technologies to ours. These commercial entities may not be accustomed to government contracting and may be unwilling to agree to the government’s customary terms, including with respect to intellectual property, liability and indemnification terms. Due to the complex and often experimental nature of the products and services we offer, we may experience (and have experienced in the past) technical difficulties during the development of new products or technologies. These technical difficulties could result in delays and higher costs, which may negatively impact our financial results, and could divert resources from other projects, until such products or technologies are fully developed. See Note 1 – Organization and Significant Accounting Policies included in our Notes to Consolidated Financial Statements for further details about losses incurred on certain development programs. Additionally, there can be no assurance that our development projects will be successful or meet the needs of our customers.
Our future success in delivering innovative and affordable solutions to our customers relies, in part, on our multi-year business transformation initiative that seeks to significantly enhance our digital infrastructure to increase efficiencies and collaboration throughout our business while reducing costs. This digital transformation effort requires substantial investment and if we are unable to successfully implement the strategy, our results of operations and future competitiveness may be adversely affected.
Our competitors may also develop new technologies, or offerings, or more efficient ways to produce existing products that could cause our existing offerings to become obsolete or that could gain market acceptance before our own competitive offerings. If we fail in our development projects or if our new products or technologies fail to achieve customer acceptance or competitors develop more capable technologies or offerings, we may be unsuccessful in obtaining new contracts or winning all or a portion of next generation programs, and this could adversely affect our future performance and financial results. We also may not be successful in our efforts to grow in key areas such as hypersonics, classified programs, and winning next generation franchise programs, which could adversely affect our future performance.
Adverse macro-economic conditions, including inflation, could adversely impact our operating results.

Heightened levels of inflation and the potential worsening of macro-economic conditions, including slower growth or recession, changes to fiscal and monetary policy, tighter credit, higher interest rates and currency fluctuations, present a risk for us, our suppliers and the stability of the broader defense industrial base. If inflation remains at current levels for an extended period, or increases, and we are unable to successfully mitigate the impact, our costs are likely to increase, resulting in pressure on our profits, margins and cash flows, particularly for existing fixed-price contracts. For new contract proposals, we are factoring into our pricing heightened levels of inflation based on accepted DoD escalation indices and other assumptions, and in some cases seeking the inclusion of economic price adjustment (EPA) clauses, which would permit, subject to the particular contractual terms, cost adjustments in fixed-price contracts for unexpected inflation.

In addition, our business could be adversely impacted by reductions or delays in spending by non-U.S. government customers that are facing budget, inflationary or other pressures, such as increases in the cost of borrowing from rising interest rates. Rising interest rates increase the borrowing costs on new debt and could affect the fair value of our investments. While rising interest rates reduce the measure of our gross pension obligations, they also can lead to decline in pension plan assets with offsetting impacts on our net pension liability. Although we believe defense spending is more resilient to adverse macro-economic conditions than many other industrial sectors, our suppliers and other partners, many of which are more exposed to commercial markets or have fewer resources, may be adversely impacted to a more significant degree than we are by an economic downturn, which could affect their performance and adversely impact our operations.

The effects of COVID-19 and other potential future public health crises, epidemics, pandemics or similar events on our business, operating results, financial condition and cash flows are uncertain.

In 2022, our performance was affected by supply chain disruptions and delays, as well as labor challenges associated with employee absences, travel restrictions, site access, quarantine restrictions, remote work, and adjusted work schedules. The ongoing impact of COVID-19 on our operational and financial performance in future periods, including our ability to execute our programs in the expected timeframe, remains uncertain and will depend on future COVID-19-related developments, including the impact of COVID-19 infection or potential new variants or subvariants, the effectiveness and adoption of COVID-19 vaccines and therapeutics, supplier impacts and related government actions to prevent and manage disease spread, including the implementation of any federal, state, local or foreign COVID-19-related controls. The long-term impacts of COVID-19 on government budgets and other funding priorities, including international priorities, that impact demand for our products and services and our business also are difficult to predict but could negatively affect our future results and performance.

International sales may pose different economic, regulatory, competition and other risks.
International sales present risks that are different and potentially greater than those encountered in our U.S. business. In 2022, 26% of our total net sales were from international customers. International sales are subject to numerous political and economic factors, including changes in foreign national priorities, foreign government budgets, global economic conditions, and fluctuations in foreign currency exchange rates, including the impact of a strong U.S. dollar on the affordability of our products, the possibility of trade sanctions and other government actions, regulatory requirements, significant competition, taxation, and other risks associated with doing business outside the U.S. Sales of military products and any associated industrial cooperation agreements also are subject to U.S. export regulations and foreign policy, and there could be significant delays or other issues in reaching definitive agreements for announced programs. Competition for international sales is intense, including from international manufacturers whose governments sometimes provide research and development assistance, marketing subsidies and other assistance for their products and services.

Our international business is conducted through foreign military sales (FMS) contracted through the U.S. Government and by direct commercial sales (DCS) to international customers. FMS contracts with the U.S. Government are subject to the FAR and the DFARS. Because the U.S. Government functions as an intermediary in FMS sales, we are reliant on the capacity and speed of the DoD’s administration of requests from non-U.S. countries to convert requests to sales. In contrast, DCS transactions represent sales directly to international customers and are subject to U.S. and foreign laws and regulations, including import-export control, technology transfer restrictions, investments, taxation, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act and other anti-corruption laws and regulations, and the anti-boycott provisions of the U.S. Export Control Reform Act of 2018. While we have extensive policies in place to comply with such laws and regulations, failure by us, our employees or others working on our behalf to comply with these laws and regulations could result in administrative, civil, or criminal liabilities, including suspension, debarment from bidding for or performing government contracts, or suspension of our export privileges, which could have a material adverse effect on us. We frequently team with international subcontractors and suppliers who also are exposed to similar risks.
We believe DCS transactions present a higher level of potential risks because they involve direct commercial relationships with parties with which we typically have less familiarity. Additionally, international procurement and local country rules and regulations, contract laws and judicial systems differ from those in the U.S. and, in some cases, may be less predictable than those in the U.S., which could impair our ability to enforce contracts and increase the risk of adverse or unpredictable outcomes, including the possibility that certain matters that would be considered civil matters in the U.S. are treated as criminal matters in other countries.
In conjunction with defense procurements, some international customers require contractors to comply with industrial cooperation regulations, including entering into industrial participation, industrial development or localization agreements, sometimes referred to as offset agreements or contracts, as a condition to obtaining orders for our products and services. These offset agreements or contracts generally extend over several years and obligate the contractor to perform certain commitments, which may include in-country purchases, technology transfers, local manufacturing support, consulting support to in-country projects, investments in joint ventures and financial support projects, and to prefer local suppliers or subcontractors. The customer’s expectations in respect of the scope of offset commitments can be substantial, including high-value content, and may exceed existing local technical capability. Failure to meet these commitments, which can be subjective and outside of our control, may result in significant penalties, and could lead to a reduction in sales to a country. Furthermore, certain of our existing industrial development agreements are dependent upon the successful operation of joint ventures that we do not control and involve products and services that are outside of our core business, which may increase the risk that we fail to meet our industrial cooperation agreements, expose us to compliance risks of the joint venture and impair our ability to recover our investment. For more information on our industrial development obligations, including the notional value of our remaining industrial development obligations and potential penalties for non-compliance, see “Contractual Commitments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).
Geopolitical issues and considerations could have a significant effect on our business.
Our business is highly sensitive to geopolitical issues and changes in regulations (including tariffs, sanctions, embargoes, export and import controls and other trade restrictions), political environments or security risks that may affect our ability to conduct business outside of the U.S., including those regarding investment, procurement, taxation and repatriation of earnings.
Russia’s invasion of Ukraine has significantly elevated global geopolitical tensions and security concerns. Although the conflict has resulted in increased demand for some of our products, the conflict poses certain risks. If we are unable to increase production to meet demand on the timeframe expected by potential customers, whether it be from supply constraints, government funding or otherwise, then we may lose sales opportunities as they seek alternatives, even less capable ones, that may be able to be delivered more quickly. In addition, the U.S. Government and other nations have implemented broad economic sanctions and export controls targeting Russia, which combined with the conflict have the potential to indirectly disrupt our supply chain and access to certain resources. The conflict also has increased the threat of malicious cyber activity from nation states and other actors.
During 2020, China announced it may impose sanctions against us in response to Congressional Notifications of potential Foreign Military Sales to Taiwan, which included sales of our products. We will continue to follow official U.S. Government guidance as it relates to sales to Taiwan and do not see a material impact on our sales at this time. China has not specified the nature of any such sanctions, but could seek to restrict our commercial sales or supply chain, including the supply of rare earth or other raw materials, and also could impose sanctions on our suppliers, teammates or partners. The nature, timing and potential impact of any sanctions that may be imposed by China or any other related actions that may be taken are uncertain.
International sales also may be adversely affected by actions taken by the U.S. Government in the exercise of foreign policy, Congressional oversight or the financing of particular programs, including the prevention or imposition of conditions upon the sale and delivery of our products, the imposition of sanctions, or Congressional action to block sales of our products. For example, the U.S. Government has imposed certain sanctions on Türkish entities and persons, which has affected our ability to perform under contracts supporting the Türkish Utility Helicopter Program (TUHP), our work with Türkish industry and our opportunity for sales in Türkiye generally. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on TUHP. In addition, U.S. Government representatives have raised concerns regarding relationships with the Kingdom of Saudi Arabia, where we have existing business and relationships that could be jeopardized if sanctions were imposed. Our inability to perform under contracts with international customers as a result of actions taken by the U.S. Government has resulted and may in the future result in claims and contract terminations by these customers and suppliers, which could have an adverse effect on our operating results.
We may be unable to benefit fully from or adequately protect our intellectual property rights or use third-party intellectual property, which could negatively affect our business.
We own a substantial number of U.S. and foreign patents and trademarks related to the products and services we provide. In addition to owning a large portfolio of patents and trademarks, we develop and own other intellectual property, including copyrights, trade secrets and research, development and engineering know-how, which contribute significantly to our business. We also license intellectual property to and from third parties. The FAR and DFARS provide that the U.S. Government obtains certain rights in intellectual property, including patents, developed by us and our subcontractors and suppliers in performance of government contracts or with government funding. The U.S. Government may use or authorize others, including competitors, to use such intellectual property. Non-U.S. governments also may have certain rights in patents and other intellectual property developed in performance of our contracts with these entities. The U.S. Government is pursuing aggressive positions regarding the types of intellectual property to which government use rights apply and when it is appropriate for the government to insist on broad use rights. The DoD is also implementing an overarching intellectual property acquisition policy that will require a greater focus and planning as to intellectual property rights for its programs, and we have no assurance as to the potential impacts of this policy or any associated regulatory changes on future acquisitions. The DoD’s efforts could affect our ability to protect and exploit our intellectual property and to leverage supplier intellectual property, for example, if we are unable to obtain necessary licenses from our suppliers to meet government requirements. Additionally, third parties may assert that our products or services infringe their intellectual property rights, which could result in costly and time-consuming disputes, subject us to damages and injunctions and adversely affect our ability to compete and perform on contracts.

Our business and financial performance depends on us identifying, attracting and retaining a highly skilled workforce.
Our performance is dependent upon us identifying, attracting, developing, motivating and retaining a highly skilled workforce with the requisite skills in multiple areas including: engineering, science, manufacturing, information technology, cybersecurity, business development and strategy and management. Due to the national security nature of our work, our performance is also dependent upon personnel who hold security clearances and receive substantial training to work on certain programs or tasks and can be difficult to replace on a timely basis if we experience unplanned attrition. The market for highly skilled workers and leaders in our industry as well as the market for individuals holding high-level security clearances is extremely competitive and not confined to our industry. For example, we compete with commercial technology companies outside of the aerospace and defense industry for qualified technical, cyber and scientific positions, which may not face the same type of cost pressures as a government contractor and which may be able to offer more flexible work arrangements given that certain of our employees must perform the majority of their work in a secure facility because of the need to access classified information. If we cannot adequately attract and retain personnel with the requisite skills or clearances in this competitive market, our performance and future prospects may be adversely affected.
Workforce dynamics are constantly evolving. If we do not manage changing workforce dynamics effectively, it could adversely affect our culture, reputation and operational flexibility. Beginning with the COVID-19 pandemic, a significant portion of our workforce began working remotely and we expect a significant portion to continue working remotely greater than 50% of the time under our hybrid workforce model. If we are unable to effectively adapt to this hybrid work environment long term, then we may experience a less cohesive workforce, increased attrition, reduced program performance and less innovation.
It is also critical that we develop and train employees, hire new qualified personnel, and successfully manage the short and long-term transfer of critical knowledge and skills, including leadership development and succession planning throughout our business. While we have processes in place for management transition and the transfer of knowledge and skills, the loss of key personnel, coupled with an inability to adequately train other personnel, hire new personnel or transfer knowledge and skills, could significantly impact our ability to perform under our contracts and execute on new or growing programs.
Additionally, approximately 19% of our workforce is comprised of employees that are covered by collective bargaining agreements with various unions. If we encounter difficulties with renegotiations or renewals of collective bargaining arrangements or are unsuccessful in those efforts, we could incur additional costs and experience work stoppages. Union actions at suppliers also can affect us. Any delays or work stoppages could adversely affect our ability to perform under our contracts, which could negatively impact our results of operations, cash flows, and financial condition.
Our efforts to minimize the likelihood and impact of adverse cybersecurity incidents and to protect data and intellectual property may not be successful and our business could be negatively affected by cyber or other security threats or other disruptions.
Given the nature of our business, we routinely experience various cybersecurity threats to our information technology infrastructure, unauthorized attempts to gain access to our company, employee- and customer-sensitive information, insider threats and denial-of-service attacks. Our customers, including sites that we operate and manage for our customers, suppliers, subcontractors and joint venture partners, experience similar security threats.
In addition to cyber threats, we face threats to the security of our facilities and employees and threats from terrorist acts, which could materially disrupt our business if carried out. We could also be impacted by the improper conduct of our employees or others working on behalf of us who have access to export controlled or classified information, which could adversely affect our business and reputation.
The threats we face vary from attacks common to most industries, such as ransomware, to more advanced and persistent, highly organized adversaries, including nation state actors, which target us and other defense contractors and other companies in industries that are part of U.S. critical infrastructure. These threats can cause disruptions to our business operations. If we are unable to protect sensitive information, including complying with evolving information security and data protection/privacy regulations, our customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures. Moreover, depending on the severity of an incident, our customers’ data, our employees’ data, our intellectual property (including trade secrets and research, development and engineering know-how), and other third-party data (such as subcontractors, suppliers and vendors) could be compromised. Products and services we provide to customers also carry cybersecurity risks, including risks that they could be breached or fail to detect, prevent or combat attacks, which could result in losses to our customers and claims against us, and could harm our relationships with our customers and financial results.

We have an extensive global security organization whose mission is to protect our systems and data, including a Computer Incident Response Team (CIRT) to defend against cyber attacks, and conduct annual training of our employees on protection of sensitive information. We also have a corporate-wide counterintelligence and insider threat detection program to proactively identify external and internal threats, and mitigate those threats in a timely manner. Additionally, we partner with our defense industrial base peers, government agencies and cyber associations to share intelligence to further defend against cyber attacks. However, because of the persistence, sophistication and volume of cyber attacks, we may not be successful in defending against an attack that could have a material adverse effect on us and due to the evolving nature of these security threats and the national security aspects of much of the data we protect, the impact of any future incident cannot be predicted. National security considerations may also preclude us from publicly disclosing a cybersecurity incident.

We also typically work cooperatively with our customers, suppliers, subcontractors, joint venture partners and entities we acquire, who or which are subject to similar threats, to seek to minimize the impact of cyber threats, other security threats or business disruptions. These entities, which are typically outside our control and may have access to our information, have varying levels of cybersecurity expertise and safeguards, and their relationships with government contractors, including us, may increase the likelihood that they are targeted by the same cyber threats we face. We have thousands of direct suppliers and even more indirect suppliers with a wide variety of systems and cybersecurity capabilities and adversaries actively seek to exploit security and cybersecurity weaknesses in our supply chain. A breach in our multi-tiered supply chain could impact our data or customer deliverables. We must rely on this supply chain for detecting and reporting cyber incidents, which could affect our ability to report or respond to cybersecurity incidents effectively or in a timely manner. Because of the ongoing supply chain cyber security-related threats, our customers continue to seek that large prime contractors, like us, take steps to assure the cyber capabilities of their supply chain. Consequently, cyber security events in our supply chain could have an adverse impact on our relationships with our customers.
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
If we fail to successfully complete or manage acquisitions, divestitures, equity investments and other transactions or if acquired entities or equity investments fail to perform as expected, our financial results, business and future prospects could be harmed.
In pursuing our business strategy, we routinely conduct discussions, evaluate companies, and enter into agreements regarding possible acquisitions, joint ventures, other investments and divestitures. We seek to identify acquisition or investment opportunities that will expand or complement our existing products and services or customer base, at reasonable valuations. To be successful, we must conduct due diligence to identify valuation issues and potential loss contingencies or underlying risks, some of which are difficult to discover or assess prior to consummation of an acquisition or investment; negotiate transaction terms; complete and close complex transactions; integrate acquired companies and employees; and realize anticipated operating synergies efficiently and effectively. U.S. regulators have increased their scrutiny of mergers and acquisitions in recent years, which could continue to limit our ability to execute certain transactions that we might otherwise pursue, such as the termination of our proposed acquisition of Aerojet Rocketdyne in 2022.
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
We make investments in certain companies that we believe are advancing or developing new technologies applicable to our core businesses and new initiatives important to us. These investments may be in the forms of common or preferred stock, warrants, convertible debt securities or investments in funds and are generally illiquid at the time of investment, which limits our ability to exit an investment or realize an investment return absent a liquidity event. We generally seek to exit these investments following a liquidity event, such as a public offering and expiration of any applicable lock up or other restrictions, subject to market conditions, although we may not be successful in exiting in a timely manner. Typically, we hold a non-controlling interest and, therefore, are unable to influence strategic decisions by these companies and may have limited visibility into their activities, which may result in our not realizing the intended benefits of the investments. For fund investments, we have even less influence and visibility as a non-controlling investor in a fund that invests in other companies. We may recognize significant gains or losses attributable to adjustments of the investments’ fair value, including impairments up to and including the full value of the investment, which can be affected by the success of the companies, market volatility and changes in valuations of our investment holdings. This is particularly the case for investments that involve companies that have become publicly traded since changes in the trading price of securities we hold for investment must be marked to market in each financial reporting period.
Risks Related to Significant Contingencies, Uncertainties and Estimates, including Pension, Taxes, Environmental and Litigation Costs
Pension funding requirements and costs are dependent on return on pension assets and other economic and actuarial assumptions which if changed may cause our future earnings and cash flow to fluctuate significantly and affect the affordability of our products and services.
Many of our employees and retirees participate in defined benefit pension plans, retiree medical and life insurance plans, and other postemployment plans (collectively, postretirement benefit plans). The impact of these plans on our earnings may be volatile in that the amount of expense or income we record for our postretirement benefit plans may materially change from year to year because the calculations are sensitive to changes in several key economic assumptions including interest rates and rates of return on plan assets, other actuarial assumptions including participant longevity (also known as mortality), as well as the timing of cash funding. Changes in these factors, including actual returns on plan assets, may also affect our plan funding, cash flows and stockholders’ equity. We could be required to make pension contributions earlier and/or in excess than planned if our return on pension assets is less than our assumptions, which would reduce our free cash flow.
With regard to cash flow, we have made substantial cash contributions to our plans as required by the Employee Retirement Income Security Act of 1974 (ERISA), as amended, and expect to make future contributions as required or when deemed prudent. We generally can recover a significant portion of these contributions related to our plans as allowable costs on our U.S. Government contracts, including FMS. However, there is a lag between the time when we contribute cash to our plans under pension funding rules and when we recover pension costs under U.S. Government Cost Accounting Standards (CAS), which can affect the timing of our cash flows. Our business segments’ results of operations include pension expense as calculated under CAS while our consolidated financial statements must present pension income or expense in accordance with U.S. GAAP Financial Accounting Standards (FAS); differences in these accounting rules may result in significant period adjustments referred to as our FAS/CAS pension adjustments.

In recent years, we have taken actions intended to mitigate the risk related to our defined benefit pension plans through pension risk transfer transactions whereby we purchase group annuity contracts (GACs) from insurance companies using assets from the pension trust. We expect to continue to evaluate such transactions in the future. Although under the majority of the GACs we have purchased we are relieved of all responsibility for the associated pension obligations, we have purchased and may in the future purchase GACs whereby the insurance company reimburses the pension plans but we remain responsible for paying benefits under the plans to covered retirees and beneficiaries and are subject to the risk that the insurance company will default on its obligations to reimburse the pension trusts. While we believe pension risk transfer transactions are beneficial; future transactions, depending on their size, could result in us making additional contributions to the pension trust and/or require us to recognize noncash settlement charges in earnings in the applicable reporting period.

For more information on how these factors could impact earnings, financial position, cash flow and stockholders’ equity, see “Critical Accounting Policies - Postretirement Benefit Plans” in the MD&A and “Note 11 – Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements.
Our estimates and projections may prove to be inaccurate and certain of our assets may be at risk of future impairment.
The accounting for some of our most significant activities is based on judgments and estimates, which are complex and subject to many variables. For example, accounting for sales using the percentage-of-completion method requires that we assess risks and make assumptions regarding future schedule, cost, technical and performance issues for thousands of contracts, many of which are long-term in nature. This process can be especially difficult when estimating costs for development programs because of the inherent uncertainty in developing a new product or technology. Additionally, we initially allocate the purchase price of acquired businesses based on a preliminary assessment of the fair value of identifiable assets acquired and liabilities assumed. For significant acquisitions we may use a one-year measurement period to analyze and assess a number of factors used in establishing the asset and liability fair values as of the acquisition date which could result in adjustments to asset and liability balances.
We have $10.8 billion of goodwill assets recorded on our consolidated balance sheet as of December 31, 2022 from previous acquisitions, which represents approximately 20% of our total assets. These goodwill assets are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in circumstances that indicate goodwill may be impaired. If we experience changes or factors arise that negatively affect the expected cash flows of a reporting unit, we may be required to write off all or a portion of the reporting unit’s related goodwill assets. The carrying value and fair value of our Sikorsky reporting unit are closely aligned. Therefore, any business deterioration, including the outcome of upcoming contract awards, contract cancellations or terminations, or market pressures could cause our sales, earnings and cash flows to decline below current projections and could cause goodwill and intangible assets to be impaired. Goodwill and trademarks associated with Sikorsky were approximately $3.5 billion as of December 31, 2022. Additionally, Sikorsky may not perform as expected, or demand for its products may be adversely affected by global economic conditions, including oil and gas trends that are outside of our control.
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
Changes in U.S. (federal or state) or foreign tax laws and regulations, or their interpretation and application, including those with retroactive effect, could result in increases in our tax expense and affect profitability and cash flows. For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years for tax purposes. While the most significant impact of this provision is to cash tax liability for 2022, the tax year in which the provision took effect, the impact will decline annually over the five-year amortization period to an immaterial amount in year six.

The amount of net deferred tax assets will change periodically based on several factors, including the measurement of our postretirement benefit plan obligations, actual cash contributions to our postretirement benefit plans, change in the amount or reevaluation of uncertain tax positions, and future changes in tax laws. In addition, we are regularly under audit or examination by tax authorities, including foreign tax authorities. The final determination of tax audits and any related litigation could similarly result in unanticipated increases in our tax expense and affect profitability and cash flows.
Our business involves significant risks and uncertainties that may not be covered by indemnity or insurance.
A significant portion of our business relates to designing, developing and manufacturing advanced defense and technology products and systems. New technologies may be untested or unproven. Failure of some of these products and services could result in extensive loss of life or property damage. Accordingly, we may incur liabilities that are unique to our products and services. In some but not all circumstances, we may be entitled to certain legal protections or indemnifications from our customers, either through U.S. Government indemnifications under Public Law 85-804, 10 U.S.C. 3861, the Commercial Space Launch Act or the Price-Anderson Act, qualification of our products and services by the Department of Homeland Security under the SAFETY Act provisions of the Homeland Security Act of 2002, contractual provisions or otherwise.
We seek to obtain insurance coverage from established and reputable insurance carriers to the extent available in order to cover these risks and liabilities. However, the amount of insurance coverage that we maintain or that is available to purchase in the market may not be adequate to cover all claims or liabilities. Insurance coverage is subject to the terms and conditions of the insurance contract and is further subject to any sublimits, exclusions, restrictions, or defenses, including standard exclusions for acts of war. Existing coverage is renewed annually and may be canceled pursuant to the terms of the policies while we remain exposed to the risk and it is not possible to obtain insurance to protect against all operational risks, natural hazards and liabilities. For example, we are limited in the amount of insurance we can obtain to cover unusually hazardous risks or certain natural hazards such as earthquakes, fires or extreme weather conditions, some of which may be exacerbated by climate change. We have significant operations in geographic areas prone to these risks, such as in California, Florida and Texas and certain of our properties have suffered damage from natural disasters in the past and may again in the future. We could incur significant costs to improve the climate resiliency of our infrastructure and supply chain and otherwise prepare for, respond to, and mitigate the effects of climate change. In addition, under certain classified fixed price development and production contracts, we are unable to insure risk of loss to government property because of the classified nature of the contracts and the inability to disclose classified information necessary for underwriting and claims to commercial insurers. Even if insurance coverage is available, we may not be able to obtain it in an amount, at a price or on terms acceptable to us. Some insurance providers may be unable or unwilling to provide us insurance given the nature of our business or products. Additionally, disputes with insurance carriers over coverage terms or the insolvency of one or more of our insurance carriers may significantly affect the amount or timing of our cash flows.
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
Environmental costs and regulation, including in relation to climate change, could adversely affect our future earnings as well as the affordability of our products and services.
We are subject to federal, state, local and foreign requirements for the protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. Due in part to the complexity and pervasiveness of these requirements, we are a party to or have property subject to various lawsuits, proceedings, and remediation obligations. These types of matters could result in fines, penalties, cost reimbursements or contributions, compensatory or treble damages or non-monetary sanctions or relief. We have incurred and will continue to incur liabilities for environmental remediation at some of our current and former facilities and at third-party-owned sites where we have been designated a potentially responsible party as a result of our historical activities and those of our predecessor companies. Environmental remediation activities usually span many years, and the extent of financial exposure can be difficult to estimate. Among the variables management must assess in evaluating costs associated with these cases and remediation sites are the status of site assessment, extent of the contamination, impacts on natural resources, changing cost estimates, evolution of technologies used to remediate the site, continually evolving environmental standards, availability of insurance coverage and indemnification under existing agreements and cost allowability issues, including varying efforts by the U.S. Government to limit allowability of our costs in resolving liability at third-party-owned sites. Our environmental remediation related liabilities also could increase significantly because of acquisitions, the regulation of new substances, stricter remediation standards for existing regulated substances, changes in the interpretation or enforcement of existing laws and regulations, or the discovery of previously unknown or more extensive contamination or new contaminants. For information regarding these matters, including current estimates of the amounts that we believe are required for environmental remediation to the extent probable and estimable, see “Critical Accounting Policies - Environmental Matters” in the MD&A and “Note 14 – Legal Proceedings, Commitments and Contingencies” included in our Notes to Consolidated Financial Statements.
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
The increasing global regulatory focus on greenhouse gas (GHG) emissions and their potential impacts relating to climate change could result in laws, regulations or policies that significantly increase our direct and indirect operational and compliance burdens, which could adversely affect our financial condition and results of operations. These laws, regulations or policies could take many forms, including carbon taxes, cap and trade regimes, increased efficiency standards, GHG reduction commitments, incentives or mandates for particular types of energy or changes in procurement laws. Changes in government procurement laws that mandate or take into account climate change considerations, such as the contractor’s GHG emissions,

GHG emission reduction targets, lower emission products or other climate risks, in evaluating bids could result in costly changes to our operations or affect our competitiveness on future bids, or our ability to bid at all. In addition to incurring direct costs to implement any climate-change related laws, regulations or policies, we may see indirect costs rise, such as increased energy or material costs, as a result of policies affecting other sectors of the economy. Although most of these increased costs likely would be recoverable through pricing, to the extent that the increase in our costs as a result of these policies are greater than our competitors we may be less competitive on future bids or the total increased cost in our industry’s products and services could result in lower demand from our customers. We monitor developments in climate change-related laws, regulations and policies for their potential effect on us, however, we currently are not able to accurately predict the materiality of any potential costs associated with such developments. In addition, climate change-related litigation and investigations have increased in recent years and any claims or investigations against us could be costly to defend and our business could be adversely affected by the outcome.
We are involved in a number of legal proceedings. We cannot predict the outcome of litigation and other contingencies with certainty.
Our business may be adversely affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty. As required by U.S. GAAP, we estimate loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements. For a description of our current legal proceedings, see Item 3 - Legal Proceedings, “Critical Accounting Policies - Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 14 – Legal Proceedings, Commitments and Contingencies” included in our Notes to Consolidated Financial Statements.
Risks Related to Ownership of our Common Stock
There can be no assurance that we will continue to increase our dividend or to repurchase shares of our common stock.
Cash dividend payments and share repurchases are subject to limitations under applicable laws and the discretion of our Board of Directors and are determined after considering then-existing conditions, including earnings, other operating results and capital requirements and cash deployment alternatives. Our payment of dividends and share repurchases could vary from historical practices or our stated expectations. Decreases in asset values or increases in liabilities, including liabilities associated with employee benefit plans and assets and liabilities associated with taxes, can reduce net earnings and stockholders’ equity. Under certain circumstances, a deficit in stockholders’ equity could limit our ability to pay dividends and make share repurchases under Maryland state law in the future. In addition, the timing and amount of share repurchases under Board of Directors approved share repurchase plans may differ from stated expectations and is within the discretion of management and will depend on many factors, including our ability to generate sufficient cash flows from operations in the future or to borrow money from available financing sources, our results of operations, capital requirements and applicable law.

ITEM 1B.    Unresolved Staff Comments

None.

ITEM 2.    Properties
At December 31, 2022, we owned or leased building space (including offices, manufacturing plants, warehouses, service centers, laboratories and other facilities) at 339 locations primarily in the U.S. Additionally, we manage or occupy 10 government-owned facilities under lease and other arrangements. At December 31, 2022, we had significant operations in the following locations:
•Aeronautics - Palmdale, California; Marietta, Georgia; Greenville, South Carolina; and Fort Worth, Texas.
•Missiles and Fire Control - Camden, Arkansas; Ocala and Orlando, Florida; Lexington, Kentucky; and Grand Prairie, Texas.
•Rotary and Mission Systems - Stratford, Connecticut; Orlando, Florida; Moorestown/Mt. Laurel, New Jersey; Owego and Syracuse, New York; Manassas, Virginia; and Mielec, Poland.
•Space - Huntsville, Alabama; Sunnyvale, California; Denver, Colorado; Cape Canaveral, Florida; and Valley Forge, Pennsylvania.
•Corporate activities - Bethesda, Maryland.

The following is a summary of our square feet of floor space owned, leased, or utilized by business segment at December 31, 2022 (in millions):

	Owned	Leased	Government- Owned	Total
Aeronautics	5.5	3.0	14.7	23.2
Missiles and Fire Control	7.8	2.6	2.2	12.6
Rotary and Mission Systems	11.2	4.7	0.2	16.1
Space	9.3	2.9	0.9	13.1
Corporate activities	2.4	0.9	—	3.3
Total	36.2	14.1	18.0	68.3
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
For information regarding the matters discussed above, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Critical Accounting Policies - Environmental Matters” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 14 – Legal Proceedings, Commitments and Contingencies” included in our Notes to Consolidated Financial Statements.

ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 4(a).    Information about our Executive Officers
Our executive officers as of January 26, 2023 are listed below, with their ages on that date, positions and offices currently held, and principal occupation and business experience during at least the last five years. There are no family relationships among any of our executive officers and directors. All executive officers serve at the discretion of the Board of Directors.
Timothy S. Cahill (age 57), Executive Vice President – Missiles and Fire Control
Mr. Cahill has served as Executive Vice President for the Missiles and Fire Control (MFC) business segment, since November 2022. Mr. Cahill previously served as Senior Vice President of Global Business Development & Strategy (GBD&S) from March 2021 to October 2022. Prior to that, Mr. Cahill served as Senior Vice President Lockheed Martin International from October 2019 to March 2021; and as Vice President, Integrated Air and Missile Defense (IAMD) Systems for MFC from January 2016 to October 2019.
Stephanie C. Hill (age 58), Executive Vice President – Rotary and Mission Systems
Ms. Hill has served as Executive Vice President of Rotary and Mission Systems (RMS) since June 2020. She previously served as Senior Vice President, Enterprise Business Transformation from June 2019 to June 2020. Prior to that, she was Deputy Executive Vice President of RMS from October 2018 to June 2019; and Senior Vice President for Corporate Strategy and Business Development from September 2017 to October 2018.

Maryanne R. Lavan (age 63), Senior Vice President, General Counsel and Corporate Secretary
Ms. Lavan has served as Senior Vice President, General Counsel and Corporate Secretary since September 2010.
Robert M. Lightfoot, Jr. (age 59), Executive Vice President – Space
Mr. Lightfoot has served as Executive Vice President of Space since January 2022. He previously served as Vice President, Operations of the Space business segment from June 2021 to December 2021. Prior to that, he served as Vice President, Strategy and Business Development of Space from May 2019 to June 2021. Prior to joining Lockheed Martin in 2019, Mr. Lightfoot served as President, LSINC Corporation, a provider of product development and engineering services, from May 2018 to May 2019. Prior to that, he was Associate Administrator at the National Aeronautics & Space Administration (NASA), the agency’s highest-ranking civil service position, from March 2012 to April 2018.
Jesus Malave (age 54), Chief Financial Officer
Mr. Malave has served as Chief Financial Officer since January 31, 2022. Prior to joining Lockheed Martin in 2022, Mr. Malave served as Senior Vice President and Chief Financial Officer of L3Harris Technologies, Inc. (L3Harris) from June 2019 to January 2022. Before joining L3Harris, Mr. Malave worked at United Technologies Corporation (UTC) as Vice President and Chief Financial Officer of UTC’s Carrier Corporation from April 2018 to June 2019; and as Chief Financial Officer of UTC’s Aerospace Systems from January 2015 to April 2018.
H. Edward Paul, III (age 47), Vice President and Controller
Mr. Paul has served as Vice President and Controller since June 2022. Previously, he served as Vice President Accounting from March 2015 to June 2022.
Evan T. Scott (age 45), Vice President and Treasurer
Mr. Scott has served as Vice President and Treasurer since June 2022. Previously, Mr. Scott served as Vice President and Assistant Treasurer from August 2021 to June 2022. Prior to that, Mr. Scott was Vice President, Finance and Business Operations of the Space business segment from March 2019 to August 2021; and Vice President and Controller of the Missiles and Fire Control business segment from March 2015 to March 2019.
Frank A. St. John (age 56), Chief Operating Officer
Mr. St. John has served as Chief Operating Officer since June 2020. He previously served as Executive Vice President of RMS from August 2019 to June 2020. Prior to that, he served as Executive Vice President of the Missiles and Fire Control (MFC) business segment from January 2018 to August 2019; and as Executive Vice President and Deputy Programs for MFC from June 2017 to January 2018.
James D. Taiclet (age 62), Chairman, President and Chief Executive Officer
Mr. Taiclet has served as Chairman since March 2021 and as President and Chief Executive Officer (CEO) of Lockheed Martin since June 2020. He has served on the Lockheed Martin Board of Directors since January 2018. Previously, he was Chairman, President and CEO of American Tower Corporation from February 2004 to March 2020; and Executive Chairman from March 2020 to May 2020.
Gregory M. Ulmer (age 58), Executive Vice President – Aeronautics
Mr. Ulmer has served as Executive Vice President, Aeronautics since February 2021. He served as Vice President and General Manager, F-35 Lightning II Program from March 2018 to January 2021. Prior to that, he served as Vice President, F-35 Aircraft Production business unit from March 2016 to March 2018.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
At January 20, 2023, we had 23,358 holders of record of our common stock, par value $1 per share. Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol LMT.
Stockholder Return Performance Graph
The following graph compares the total return on a cumulative basis through December 31, 2022, assuming reinvestment of dividends, of $100 invested in Lockheed Martin common stock as of market close on December 29, 2017 to the Standard and Poor’s (S&P) 500 Index and the S&P Aerospace & Defense Index.

250
200
150
100
50
0
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Lockheed Martin Common Stock
S&P 500 Index
S&P Aerospace & Defense Index

The S&P Aerospace & Defense Index comprises The Boeing Company, General Dynamics Corporation, Howmet Aerospace Inc., Huntington Ingalls Industries, L3Harris Technologies, Inc., Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Technologies Corporation, Textron Inc. and Transdigm Group Inc. The stockholder return performance indicated on the graph is not a guarantee of future performance.
This graph is not deemed to be “filed” with the U.S. Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the Exchange Act), and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Exchange Act.

Purchases of Equity Securities
There were no sales of unregistered equity securities during the quarter ended December 31, 2022.
The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended December 31, 2022.

Period (a)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
				(in millions)
September 26, 2022 – October 30, 2022 (c)	7,225,959	$408.50	7,224,954	$10,023
October 31, 2022 – November 27, 2022	961	$474.20	—	$10,023
November 28, 2022 – December 31, 2022	4,249	$482.93	—	$10,023
Total (c)(d)	7,231,169	$410.10	7,224,954
(a)We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, November 28, 2022 was the first day of our December 2022 fiscal month.
(b)In 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. From time to time, our Board of Directors authorizes increases to our share repurchase program. On October 17, 2022, the Board of Directors authorized an increase to the program by $14.0 billion. The total remaining authorization for future common share repurchases under our share repurchase program was $10.0 billion as of December 31, 2022. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans, including accelerated share repurchases. The program does not have an expiration date.
(c)During the fourth quarter of 2022, we entered into an accelerated share repurchase (ASR) agreement to repurchase $4.0 billion of our common stock. Under the terms of the ASR agreement, we paid $4.0 billion and received an initial delivery of 6,995,147 shares of our common stock. We expect to receive additional shares upon final settlement, which is expected in March or April 2023. The total number of shares of common stock to be received under the ASR agreement will be based on an average volume-weighted average price (VWAP) of our common stock during the term of the ASR agreement, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreement. Average Price Paid Per Share in the table above does not include ASR shares.
(d)During the fourth quarter of 2022, the total number of shares purchased included 6,215 shares that were transferred to us by employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the share repurchase program described above.

ITEM 6.    Selected Financial Data

(In millions, except per share data)	2022	2021	2020	2019	2018
Operating results
Net sales	$65,984	$67,044	$65,398	$59,812	$53,762
Operating profit (a)(b)	8,348	9,123	8,644	8,545	7,334
Net earnings from continuing operations (a)(b)(c)(d)(e)(f)(g)(h)	5,732	6,315	6,888	6,230	5,046
Net loss from discontinued operations	—	—	(55)	—	—
Net earnings (a)(b)(c)(d)(e)(f)(g)(h)	5,732	6,315	6,833	6,230	5,046
Earnings from continuing operations per common share
Basic (a)(b)(c)(d)(e)(f)(g)(h)	21.74	22.85	24.60	22.09	17.74
Diluted (a)(b)(c)(d)(e)(f)(g)(h)	21.66	22.76	24.50	21.95	17.59
Earnings (loss) from discontinued operations per common share
Basic	—	—	(0.20)	—	—
Diluted	—	—	(0.20)	—	—
Earnings per common share
Basic (a)(b)(c)(d)(e)(f)(g)(h)	21.74	22.85	24.40	22.09	17.74
Diluted (a)(b)(c)(d)(e)(f)(g)(h)	21.66	22.76	24.30	21.95	17.59
Cash dividends declared per common share	$11.40	$10.60	$9.80	$9.00	$8.20
Balance sheet
Cash, cash equivalents and short-term investments	$2,547	$3,604	$3,160	$1,514	$772
Total current assets	20,991	19,815	19,378	17,095	16,103
Goodwill	10,780	10,813	10,806	10,604	10,769
Total assets (i)	52,880	50,873	50,710	47,528	44,876
Total current liabilities	15,887	13,997	13,933	13,972	14,398
Total debt, net	15,547	11,676	12,169	12,654	14,104
Total liabilities (c)(i)	43,614	39,914	44,672	44,357	43,427
Total equity	9,266	10,959	6,038	3,171	1,449
Common shares in stockholders’ equity at year-end	254	271	279	280	281
Cash flow information
Net cash provided by operating activities (b)	$7,802	$9,221	$8,183	$7,311	$3,138
Net cash used for investing activities	(1,789)	(1,161)	(2,010)	(1,241)	(1,075)
Net cash used for financing activities	(7,070)	(7,616)	(4,527)	(5,328)	(4,152)
Backlog	$149,998	$135,355	$147,131	$143,981	$130,468
(a)Our operating profit and net earnings from continuing operations and earnings per share from continuing operations in 2022 were affected by $100 million ($79 million, or $0.31 per share, after-tax) of certain severance and other charges that relate to actions at our RMS business segment, which include severance costs for reduction of positions and asset impairment charges; severance and restructuring charges of $36 million ($28 million, or $0.10 per share, after-tax) in 2021; severance charges of $27 million ($21 million, or $0.08 per share, after-tax) in 2020; and severance and restructuring charges of $96 million ($76 million, or $0.26 per share, after-tax) in 2018. See “Note 16 – Severance and Other Charges” included in our Notes to Consolidated Financial Statements for more information.
(b)The impact of our postretirement benefit plans can cause our operating profit, net earnings, cash flows and certain amounts recorded on our consolidated balance sheets to fluctuate. Accordingly, our net earnings were affected by a FAS/CAS pension adjustment of $738 million in 2022, $668 million in 2021, $2.1 billion in 2020, $1.5 billion in 2019, and $1.0 billion in 2018. We made no pension contributions in both 2022 and 2021, $1.0 billion in both 2020 and 2019, and $5.0 billion in 2018. These contributions caused fluctuations in our operating cash flows and cash balance between each of those years. See “Critical Accounting Policies - Postretirement Benefit Plans” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.
(c)Net earnings include a noncash, non-operating pension settlement charge of $1.5 billion ($1.2 billion, or $4.33 per share, after-tax) in 2022, and $1.7 billion ($1.3 billion, or $4.72 per share, after-tax) in 2021, related to the purchase of group annuity contracts to transfer $4.3 billion and $4.9 billion of gross pension obligations and related plan assets to an insurance company.
(d)Net earnings in 2022 and 2021 include net losses of $114 million ($86 million, or 0.33 per share, after-tax) and net gains of $265 million ($199 million, or $0.72 per share, after-tax) due to changes in the fair value of certain mark-to-market investments.

(e)We recognized net losses of $176 million ($132 million, or $0.50 per share, after-tax) in 2022 and net gains of $42 million ($32 million, or $0.11 per share, after-tax) in 2021, $98 million ($74 million, or $0.26 per share, after-tax) in 2020, and $20 million ($15 million, or $0.05 per share, after-tax) in 2019, and net losses of $11 million ($8 million, or $0.03 per share, after-tax) in 2018 due to changes in the fair value of investments and liabilities for deferred compensation plans.
(f)For the years ended December 31, 2020 and 2018, operating profit includes noncash asset impairment charges of $128 million ($96 million, or $0.34 per share, after-tax) and $110 million ($83 million, or $0.29 per share, after-tax) related to our equity method investee, Advanced Military Maintenance, Repair and Overhaul Center LLC (AMMROC). See “Note 1 – Organization and Significant Accounting Policies” included in our Notes to Consolidated Financial Statements for more information.
(g)In 2019, we recorded previously deferred noncash gains of $51 million ($38 million, or $0.13 per share, after-tax) related to properties sold in 2015 as a result of completing our remaining obligations.
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
(i)Effective January 1, 2019, we adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). Upon adoption, we recorded right-of-use operating lease assets of $1.0 billion and operating lease liabilities of $1.1 billion, approximately $855 million of which were classified as noncurrent. There was no impact to our consolidated statements of earnings or cash flows as a result of adopting this standard. Prior periods were not restated for the adoption of ASU 2016-02.

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
The MD&A generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results or Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on January 25, 2022.
Business Overview
We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics, system integration and cybersecurity services. Our main areas of focus are in defense, space, intelligence, homeland security and information technology, including cybersecurity. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. In 2022, 73% of our $66.0 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 64% from the Department of Defense (DoD)), 26% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government) and 1% were from U.S. commercial and other customers.
We operate in four business segments: Aeronautics, Missiles and Fire Control (MFC), Rotary and Mission Systems (RMS) and Space. We organize our business segments based on the nature of the products and services offered.
We operate in a complex and evolving global security environment. Our strategy consists of the design and development of platforms and systems that meet the future requirements of 21st Century Security. Our vision for 21st Century Security is to accelerate the adoption of advanced networking and leading-edge technologies into our national defense enterprise, while enhancing the performance and value of our platforms and products for our customers. The aim of 21st Century Security is to integrate new and existing systems across all domains with advanced, open-architecture networking and operational technologies to make forces more agile, adaptive and unpredictable.
21st Century Security is an overarching vision that will guide our investment and strategy and we are also focused on four elements for potential growth in the near to mid-term: current programs of record, classified programs, hypersonics and new awards. We have multiple programs of record from each business segment that are entering growth stages, including the F-35 sustainment activity (Aeronautics), increased PAC-3 production rates (Missiles and Fire Control), CH-53K heavy lift helicopter (Rotary and Mission Systems), and the modernization and enhancements to the Trident II D5 Fleet Ballistic Missile (Space). We are engaged in significant classified development programs and pending successful achievement of the objectives within those programs, we expect to begin the transition from development to production over the next few years. We are currently performing on multiple hypersonic programs and following the successful completion of ongoing testing and evaluation activity, multiple programs are expected to enter early production phases between 2023 and 2026. Finally, we are always in pursuit of new program awards to develop future platforms that enable us to continue to place security capability into the market and expand our global reach.
Key to enabling success of our strategy is developing differentiating technologies, forging strategic partnerships, including with commercial companies, executing on our multi-year business transformation initiative to enhance our digital infrastructure and increase efficiencies and collaboration throughout our business and maintaining fiscal discipline. Underpinning our ability to execute our strategy is our talent and culture. We invest substantially in our people to ensure that our workforce has the technical skills necessary to succeed, and we expect to continue to invest internally in innovative technologies that address rapidly evolving mission requirements for our customers. We also will continue to evaluate our portfolio and will make strategic acquisitions or divestitures, as appropriate, while deepening our connection to commercial industry through cooperative partnerships, joint ventures, and equity investments.
COVID-19
COVID-19 continued to cause business impacts in 2022. The emergence of the Omicron variant in late 2021 and resulting increase in COVID-19 cases in early 2022 adversely impacted our operations and our supply chain. Our performance was affected during 2022 by supply chain disruptions and delays, as well as labor challenges associated with employee absences, travel restrictions, site access, quarantine restrictions, remote work, and adjusted work schedules. The recovery from that disruption has been slower than originally anticipated, in particular within our supply chain, and some of those supply chain impacts are expected to continue into 2023. Attendance for employees required to be onsite fluctuated during 2022 based on COVID-19 developments. We are actively engaging with our customers and are continuing to take measures to protect the health and safety of our employees. In our on-going effort to mitigate supply chain risks, we accelerated payments of $1.5 billion to our suppliers as of December 31, 2022, that are due according to contractual terms in future periods, while consistently prioritizing small businesses, which make up over half of our active supply base, as well as at-risk businesses. Additionally, we have deployed resources at supplier sites to improve oversight and performance. We will continue to monitor supply chain risks, especially at small and at-risk related suppliers, and may continue to utilize accelerated payments in 2023 on an as needed basis.
The impact of COVID-19 on our operations and financial performance in future periods, including our ability to execute our programs in the expected timeframe, remains uncertain and will depend on a number of factors, including the impact of potential new COVID-19 variants or subvariants, the effectiveness and adoption of COVID-19 vaccines and therapeutics, and supplier impacts and related government actions to prevent and manage disease spread,. The long-term impacts of COVID-19 on government budgets and other funding priorities, including international priorities, that impact demand for our products and services also are difficult to predict, but could negatively affect our future results and performance.
Inflation
Heightened levels of inflation and the potential worsening of macro-economic conditions present risks for Lockheed Martin, our suppliers and the stability of the broader defense industrial base. During 2022, we have experienced impacts to our labor rates and suppliers have signaled inflation related cost pressures, which will flow through to our costs and pricing. Although inflation did not significantly impact our financial results in 2022, if inflation remains at current levels for an extended period, or increases, and we are unable to successfully mitigate the impact, our costs are likely to increase, resulting in pressure on our profits, margins and cash flows, particularly for existing fixed-price contracts. For new contract proposals, we are factoring into our pricing heightened levels of inflation based on accepted DoD escalation indices and other assumptions, and in some cases seeking the inclusion of economic price adjustment (EPA) clauses, which would permit, subject to the particular contractual terms, cost adjustments in fixed-price contracts for unexpected inflation. In addition, inflation and the increases in the cost of borrowing from rising interest rates could constrain the overall purchasing power of our customers for our products and services, in particular in the near term to the extent inflation assumptions are less than current inflationary pressures. Rising interest rates will also increase our borrowing costs on new debt and could affect the fair value of our investments. While rising interest rates reduce the measure of our gross pension obligations, they can also lead to decline in pension plan assets with offsetting impacts on our net pension liability. We remain committed to our ongoing efforts to increase the efficiency of our operations and improve the cost competitiveness and affordability of our products and services, which may, in part, offset cost increases from inflation.
Conflict in Ukraine
Russia’s invasion of Ukraine has significantly elevated global geopolitical tensions and security concerns. As a result, we have received increased interest for some of our products and services as countries seek to improve their security posture, particularly in Europe. In addition, security assistance provided by the U.S. government to Ukraine has created U.S. government demand to replenish U.S. stockpiles, resulting in additional and potential future orders for our products. We are beginning to see this interest result in initiation of new contract discussions, however, given the long-cycle nature of our business and current industry capacity, we do not expect a significant increase in near term sales from new contracts in response to the conflict. We are evaluating capacity at our operations and the supply chain to anticipate potential demand and enable us to deliver critical capabilities. In addition, the U.S. Government and other nations have implemented broad economic sanctions and export controls targeting Russia, which combined with the conflict have the potential to indirectly disrupt our supply chain and access to certain resources. We have not, however, experienced significant adverse impacts to date and we will continue to monitor for any impacts and seek to mitigate disruption that may arise. The conflict also has increased the threat of malicious cyber activity from nation states and other actors. We have taken steps designed to enhance our defensive posture against tactics and techniques associated with this increased threat.
Portfolio Shaping Activities
We continuously strive to strengthen our portfolio of products and services to meet the current and future needs of our customers. We accomplish this in part by our independent research and development activities and through acquisition, divestiture and internal realignment activities.
We selectively pursue the acquisition of businesses, investments and ventures at attractive valuations that will expand or complement our current portfolio and allow access to new customers or technologies. We also may explore the divestiture of businesses, investments or ventures that no longer meet our needs or strategy or that could perform better outside of our organization or with a different owner. In pursuing our business strategy, we routinely conduct discussions, evaluate targets and enter into agreements regarding possible acquisitions, divestitures, joint ventures and equity investments.
Renationalization of the Atomic Weapons Establishment Program
On June 30, 2021, the UK Ministry of Defence terminated the contract to operate the UK’s nuclear deterrent program and assumed control of the entity that manages the program (referred to as the renationalization of the Atomic Weapons Establishment (AWE program)). Accordingly, the AWE program’s ongoing operations, including the entity that manages the program, are no longer included in our financial results as of that date. Therefore, during 2021, AWE only generated sales of $885 million and operating profit of $18 million, which are included in Space’s financial results for the year ended December 31, 2021. During the year ended December 31, 2020, AWE generated sales of $1.4 billion and operating profit of $35 million, which are included in Space’s financial results for 2020.
U.S. Government Funding
On March 28, 2022 the Administration submitted to Congress the President’s Fiscal Year (FY) 2023 budget request, which proposed $813.4 billion in total national defense spending, of which $773 billion was for the base budget of the Department of Defense (DoD).
On December 29, 2022, the President signed the FY 2023 Omnibus Appropriations Act into law, which provides $858 billion in total national defense funding, of which $816.7 billion is for the DoD base budget. This reflects a $44.6 billion increase over the FY 2023 request for national defense spending, and a $43.7 billion increase for the DoD.
The FY 2023 Omnibus Appropriations Act also provided separate and additional funding of $47 billion for Ukraine, the fourth supplemental since March of 2022, bringing the total amount of supplemental funding authority provided to $113 billion.
The President’s FY 2024 budget request is anticipated to be submitted to Congress in March 2023, initiating the FY 2024 defense authorization and appropriations legislative process. In addition to the FY 2024 budget process, Congress will have to contend with the legal limit on U.S. debt, commonly known as the debt ceiling. The current statutory limit of $31.4 trillion was reached in January, requiring the Treasury Department to take accounting measures to continue normally financing U.S. government obligations while avoiding exceeding the debt ceiling. It is expected, however, the U.S. government will exhaust these measures by June 2023. If the debt ceiling is not raised, the U.S. government may not be able to fulfill its funding obligations and there could be significant disruption to all discretionary programs and wider financial and economic repercussions. The federal budget and debt ceiling are expected to continue to be the subject of considerable congressional debate. Although we believe DoD, intelligence, and homeland security programs will continue to receive consensus support for increased funding and would likely receive priority if this scenario came to fruition, the effect on individual programs or Lockheed Martin cannot be predicted at this time.
International Business
A key component of our strategic plan is to grow our international sales. To accomplish this growth, we continue to focus on strengthening our relationships internationally through partnerships and joint technology efforts. Our international business is conducted either by foreign military sales (FMS) contracted through the U.S. Government or by direct commercial sales (DCS) to international customers. In 2022, approximately 74% of our sales to international customers were FMS and about 26% were DCS. Additionally, in 2022, substantially all of our sales from international customers were in our Aeronautics, MFC and RMS business segments. Space’s sales from international customers were not material in 2022. See Item 1A - Risk Factors for a discussion of risks related to international sales.
In 2022, international customers accounted for 33% of Aeronautics’ net sales. There continues to be strong international interest in the F-35 program, which includes commitments from the U.S. Government and seven international partner countries and nine FMS customers, as well as expressions of interest from other countries. The U.S. Government and the partner countries continue to work together on the design, testing, production, and sustainment of the F-35 program. Other areas of international expansion at our Aeronautics business segment include the F-16 and C-130J programs, which continue to draw interest from international customers for new aircraft.
In 2022, international customers accounted for 31% of MFC’s net sales. Our MFC business segment continues to generate significant international interest, most notably in the air and missile defense product line, which produces the Patriot Advanced Capability-3 (PAC-3) and Terminal High Altitude Area Defense (THAAD) systems. Fourteen nations have chosen PAC-3 Cost Reduction Initiative (CRI) and PAC-3 Missile Segment Enhancement (MSE) to provide missile defense capabilities.

Additionally, we continue to see international demand for our tactical and strike missile products, where we received orders for precision fires systems from Germany and Taiwan and for Long Range Anti-Ship Missiles (LRASM) from Australia.
In 2022, international customers accounted for 28% of RMS’ net sales. Our RMS business segment continues to experience international interest in the Aegis Ballistic Missile Defense System (Aegis) for which we perform activities in the development, production, modernization, ship integration, test and lifetime support for ships of international customers such as Japan, Spain, Republic of Korea, and Australia. We have ongoing combat systems programs associated with different classes of surface combatant ships for customers in Canada, Chile, and New Zealand. Our Multi-Mission Surface Combatant (MMSC) program will provide surface combatant ships for international customers, such as the Kingdom of Saudi Arabia, designed to operate in shallow waters and the open ocean. In our training and logistics solutions portfolio, we have active programs and pursuits in the United Kingdom, the Kingdom of Saudi Arabia, Canada, Singapore, Australia, Germany and France. We have active development, production, and sustainment support of the S-70 Black Hawk and MH-60 Seahawk helicopters to international customers, including India, Philippines, Australia, Republic of Korea, Thailand, the Kingdom of Saudi Arabia, and Greece. Additionally, in December 2021, the Israeli Ministry of Defense signed a Letter of Offer and Acceptance (LOA) to procure 12 CH-53K King Stallion heavy lift helicopters, of which the first four were awarded in 2022. Commercial aircraft are sold to international customers to support search and rescue missions as well as VIP and offshore oil and gas transportation.
Status of the F-35 Program
The F-35 program primarily consists of production contracts, sustainment activities, and new development efforts. Production of the aircraft is expected to continue for many years given the U.S. Government’s current inventory objective of 2,456 aircraft for the U.S. Air Force, U.S. Marine Corps, and U.S. Navy; commitments from our seven international partner countries and nine Foreign Military Sales (FMS) customers; as well as interest from other countries. We saw strong international demand for the F-35 in 2022. During the first quarter of 2022, Finland became the seventh FMS customer to join the program. During the second quarter of 2022, the Government of Canada selected Lockheed Martin and the F-35 as the preferred bidder to move into the Finalization Phase of the competitive process to replace its fighter fleet. As a result of the Finalization Phase, the Government of Canada recently announced in January 2023 their commitment to purchase 88 F-35 aircraft. During the third quarter of 2022, the Swiss government signed a Letter of Offer and Acceptance for the procurement of 36 F-35 aircraft and became the eighth FMS customer to join the program. During the fourth quarter of 2022, the German government signed a Letter of Offer and Acceptance for the procurement of 35 F-35 aircraft and became the ninth FMS customer to join the program.
During the fourth quarter of 2022, we finalized the F-35 Low Rate Initial Production (LRIP) Lots 15-17 production contract with the U.S. Government for up to 398 aircraft. The agreement includes 145 aircraft for Lot 15, 127 for Lot 16 and up to 126 for a Lot 17 contract option. In 2022 we delivered 141 aircraft and had a backlog of 345 production aircraft, including orders from our international partner countries and FMS customers. Since program inception we have delivered 894 production F-35 aircraft to U.S. and international customers, including 648 F-35A variants, 178 F-35B variants, and 68 F-35C variants, demonstrating the F-35 program’s continued progress and longevity.
COVID-19 and other impacts experienced by the F-35 enterprise have continued to impact our near-term production plans. At the end of 2022, there was an issue with the Government Furnished Equipment (GFE) engine that resulted in a pause in flight operations and 2022 aircraft deliveries were impacted. The delivery pause continues as flight operations remain on hold and concurrently, GFE engine deliveries have been suspended. We will have greater clarity if changes to our 2023 aircraft delivery expectation are required once the pause in flight operations and the GFE engine delivery suspension have been resolved. As of January 2023, we plan on producing 147-153 aircraft in 2023 and 2024, and 2023 deliveries will be determined pending the resumption of engine deliveries and other factors. We anticipate annual deliveries of 156 aircraft in 2025 and for the foreseeable future.
Given the size and complexity of the F-35 program, we anticipate that there will be continual reviews related to aircraft performance, program, and delivery schedule, cost, and requirements as part of the DoD, Congressional, and international countries’ oversight, and budgeting processes. Current program challenges include our and our suppliers’ performance (including COVID-19 performance-related challenges), software development, execution of future flight tests and findings resulting from testing and operating the aircraft, the level of cost associated with life cycle operations, sustainment and potential contractual obligations, inflation-related cost pressures, and the ability to improve affordability.
Backlog
At December 31, 2022, our backlog was $150.0 billion compared with $135.4 billion at December 31, 2021. Backlog is converted into sales in future periods as work is performed or deliveries are made. We expect to recognize approximately 37%

of our backlog over the next 12 months and approximately 61% over the next 24 months as revenue, with the remainder recognized thereafter.
Our backlog includes both funded (firm orders for our products and services for which funding has been both authorized and appropriated by the customer) and unfunded (firm orders for which funding has not been appropriated) amounts. We do not include unexercised options or potential orders under indefinite-delivery, indefinite-quantity (IDIQ) agreements in our backlog. If any of our contracts with firm orders were to be terminated, our backlog would be reduced by the expected value of the unfilled orders of such contracts. Funded backlog was $95.5 billion at December 31, 2022, as compared to $88.5 billion at December 31, 2021. For backlog related to each of our business segments, see below.

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

	2022	2021	2020
Net sales	$65,984	$67,044	$65,398
Cost of sales	(57,697)	(57,983)	(56,744)
Gross profit	8,287	9,061	8,654
Other income (expense), net	61	62	(10)
Operating profit	8,348	9,123	8,644
Interest expense	(623)	(569)	(591)
Non-service FAS pension (expense) income	(971)	(1,292)	219
Other non-operating (expense) income, net	(74)	288	(37)
Earnings from continuing operations before income taxes	6,680	7,550	8,235
Income tax expense	(948)	(1,235)	(1,347)
Net earnings from continuing operations	5,732	6,315	6,888
Net loss from discontinued operations	—	—	(55)
Net earnings	$5,732	$6,315	$6,833
Diluted earnings (loss) per common share
Continuing operations	$21.66	$22.76	$24.50
Discontinued operations	—	—	(0.20)
Total diluted earnings per common share	$21.66	$22.76	$24.30

Certain amounts reported in other income (expense), net, including our share of earnings or losses from equity method investees, are included in the operating profit of our business segments. Accordingly, such amounts are included in the discussion of our business segment results of operations.

Net Sales
We generate sales from the delivery of products and services to our customers. Our consolidated net sales were as follows (in millions):

	2022	2021	2020
Products	$55,466	$56,435	$54,928
% of total net sales	84.1%	84.2%	84.0%
Services	10,518	10,609	10,470
% of total net sales	15.9%	15.8%	16.0%
Total net sales	$65,984	$67,044	$65,398
Substantially all of our contracts are accounted for using the percentage-of-completion cost-to-cost method. Under the percentage-of-completion cost-to-cost method, we record net sales on contracts over time based upon our progress towards completion on a particular contract, as well as our estimate of the profit to be earned at completion. The following discussion of material changes in our consolidated net sales should be read in tandem with the subsequent discussion of changes in our consolidated cost of sales and our business segment results of operations because changes in our sales are typically accompanied by a corresponding change in our cost of sales due to the nature of the percentage-of-completion cost-to-cost method. Overall, our sales were negatively affected in 2022 because of supply chain impacts.
Product Sales
Product sales decreased $1.0 billion, or 2%, in 2022 as compared to 2021. The decrease is primarily attributable to lower product sales of approximately $670 million at RMS mostly due to lower production volume on Black Hawk and lower net sales for training and logistics solutions (TLS) programs due to the delivery of an international pilot training system in the first quarter of 2021; about $315 million at Space primarily due to the renationalization of AWE on June 30, 2021, partially offset by higher development volume (Next Generation Interceptor (NGI)); and approximately $220 million at MFC primarily due to lower volume on Terminal High Altitude Area Defense (THAAD) and air dominance weapon systems. These decreases were partially offset by higher product sales of about $240 million at Aeronautics mostly due to higher volume on classified contracts that were partially offset by lower volume on F-35 contracts.
Service Sales
Service sales decreased $91 million, or 1%, in 2022 as compared to 2021. The decrease in service sales was primarily due to lower sales of approximately $155 million at MFC primarily due to lower volume on the Special Operations Forces Global Logistics Support Services (SOF GLSS) program.
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

	2022	2021	2020
Cost of sales – products	$(49,577)	$(50,273)	$(48,996)
% of product sales	89.4%	89.1%	89.2%
Cost of sales – services	(9,280)	(9,463)	(9,371)
% of service sales	88.2%	89.2%	89.5%
Severance and other charges	(100)	(36)	(27)
Other unallocated, net	1,260	1,789	1,650
Total cost of sales	$(57,697)	$(57,983)	$(56,744)
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
Product Costs
Product costs decreased approximately $696 million, or 1%, in 2022 as compared to 2021. The decrease was primarily attributable to lower product costs of approximately $525 million at RMS mostly due to lower production volume on Black Hawk and the delivery of an international pilot training system in the first quarter of 2021; about $195 million at MFC primarily due to lower volume on air dominance weapon systems and THAAD; and approximately $165 million at Space primarily due to the renationalization of AWE, partially offset by higher development volume (NGI). These decreases were partially offset by higher product costs of about $185 million at Aeronautics mostly due to higher volume on classified contracts that were partially offset by lower volume on F-35 contracts.
Service Costs
Service costs decreased approximately $183 million, or 2%, in 2022 compared to 2021. The decrease was primarily attributable to lower service costs of approximately $160 million at MFC primarily due to lower volume on the SOF GLSS program.
Severance and other charges
During the fourth quarter of 2022, we recorded charges totaling $100 million ($79 million, or $0.31 per share, after-tax) that relate to actions at our RMS business segment, which include severance costs for reduction of positions and asset impairment charges. After a strategic review of RMS, these actions will improve the efficiency of our operations, better align the organization and cost structure with changing economic conditions, and changes in program lifecycles. During 2021, we recorded severance and restructuring charges of $36 million ($28 million, or $0.10 per share, after-tax) associated with plans to close and consolidate certain facilities and reduce the total workforce within our RMS business segment.
Other Unallocated, Net
Other unallocated, net primarily includes the FAS/CAS pension operating adjustment (which represents the difference between CAS pension cost recorded in our business segments’ results of operations and the service cost component of Financial Accounting Standards (FAS) pension expense), stock-based compensation expense, changes in the fair value of investments and liabilities for deferred compensation plans and other corporate costs. These items are not allocated to the business segments and, therefore, are not allocated to cost of sales for products or services. Other unallocated, net reduced cost of sales by $1.3 billion in 2022, compared to $1.8 billion in 2021. Other unallocated, net during 2022 was lower primarily due to a decrease in our FAS/CAS pension operating adjustment due to lower CAS cost from the American Rescue Plan Act of 2021 (ARPA) legislation, declines in the fair value of investments and liabilities for deferred compensation plans, and fluctuations in costs associated with various corporate items, none of which were individually significant. See “Business Segment Results of Operations” and “Critical Accounting Policies - Postretirement Benefit Plans” discussion below for more information on our pension cost.
Other Income (Expense), Net
Other income (expense), net primarily includes earnings generated by equity method investees. Other income, net in 2022 was $61 million, compared to $62 million in 2021.
Interest Expense
Interest expense in 2022 was $623 million, compared to $569 million in 2021. The increase in interest expense in 2022 resulted primarily from the issuance of notes in October of 2022 to fund share repurchases. See “Capital Structure, Resources and Other” included within “Liquidity and Cash Flows” discussion below and “Note 10 – Debt” included in our Notes to Consolidated Financial Statements for a discussion of our debt.
Non-Service FAS Pension (Expense) Income
Non-service FAS pension expense was $1.0 billion in 2022, compared to $1.3 billion in 2021. Non-service FAS pension expense in 2022 includes a noncash, non-operating pension settlement charge of $1.5 billion ($1.2 billion, or $4.33 per share, after-tax), related to the transfer of $4.3 billion of our gross defined benefit pension obligations and related plan assets to an insurance company in the second quarter of 2022. Non-service FAS pension expense in 2021 includes a noncash, non-operating pension settlement charge of $1.7 billion ($1.3 billion, or $4.72 per share, after-tax), related to the transfer of $4.9 billion of our gross defined benefit pension obligations and related plan assets to an insurance company in the third quarter of 2021. See “Note 11 – Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements for additional information.
Other Non-operating (Expense) Income, Net
Other non-operating (expense) income, net primarily includes gains or losses related to changes in the fair value of mark-to-market investments. See “Note 1 – Organization and Significant Accounting Policies” included in our Notes to Consolidated Financial Statements for additional information. Other non-operating expense, net in 2022 was $74 million, compared to other non-operating income, net of $288 million in 2021. The decrease in 2022 was primarily due to decreases in the fair value of certain mark-to-market investments.

Income Tax Expense
Our effective income tax rate was 14.2% for 2022 and 16.4% for 2021. The rate for 2022 was lower than the rate for 2021 primarily due to increased research and development tax credits. The rates for both 2022 and 2021 benefited from tax deductions for foreign derived intangible income, dividends paid to the company's defined contribution plans with an employee stock ownership plan feature, and employee equity awards.
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
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years for tax purposes. This provision resulted in a cash tax liability for the 2022 tax year of approximately $660 million. Our net deferred tax assets increased in 2022 by approximately $660 million as a result as well. This provision is expected to increase our 2023 cash tax liability by approximately $575 million. The actual impact on 2023 cash tax liability will depend on the amount of research and development expenses paid or incurred in 2023 among other factors. While the largest impact of this provision will be to 2022 cash tax liability, the impact will continue over the five-year amortization period, but will decrease over the period and be immaterial in year six.
As of December 31, 2021, our liabilities associated with uncertain tax positions were not material. As of December 31, 2022, our liabilities associated with uncertain tax positions increased to $1.6 billion with a corresponding increase to net deferred tax assets primarily as a result of the provision described above from the Tax Cuts and Jobs Act of 2017. See “Note 9 – Income Taxes” included in our Notes to Consolidated Financial Statements for additional information.
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
Net Earnings
We reported net earnings of $5.7 billion ($21.66 per share) in 2022 and $6.3 billion ($22.76 per share) in 2021. Both net earnings and earnings per share in 2022 were affected by the factors mentioned above. Earnings per share also benefited from a net decrease of approximately 12.8 million weighted average common shares outstanding in 2022, compared to 2021. The reduction in weighted average common shares was a result of share repurchases, partially offset by share issuance under our stock-based awards and certain defined contribution plans.

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
Business segment operating profit also excludes the FAS/CAS pension operating adjustment described below, a portion of corporate costs not considered allowable or allocable to contracts with the U.S. Government under the applicable U.S. Government cost accounting standards (CAS) or federal acquisition regulations (FAR), and other items not considered part of management’s evaluation of segment operating performance such as a portion of management and administration costs, legal fees and settlements, environmental costs, changes in the fair value of certain mark-to-market investments, stock-based compensation expense, changes in the fair value of investments and liabilities for deferred compensation plans, retiree benefits, significant severance actions, significant asset impairments, gains or losses from divestitures, and other miscellaneous corporate activities.
Excluded items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. See “Note 1 – Organization and Significant Accounting Policies” for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.

Summary operating results for each of our business segments were as follows (in millions):

	2022	2021	2020
Net sales
Aeronautics	$26,987	$26,748	$26,266
Missiles and Fire Control	11,317	11,693	11,257
Rotary and Mission Systems	16,148	16,789	15,995
Space	11,532	11,814	11,880
Total net sales	$65,984	$67,044	$65,398
Operating profit
Aeronautics	$2,866	$2,799	$2,843
Missiles and Fire Control	1,635	1,648	1,545
Rotary and Mission Systems	1,673	1,798	1,615
Space	1,045	1,134	1,149
Total business segment operating profit	7,219	7,379	7,152
Unallocated items
FAS/CAS pension operating adjustment	1,709	1,960	1,876
Severance and other charges (a)	(100)	(36)	(27)
Other, net (b)	(480)	(180)	(357)
Total unallocated, net	1,129	1,744	1,492
Total consolidated operating profit	$8,348	$9,123	$8,644
(a)See “Consolidated Results of Operations – Severance and Other Charges” discussion above for information on charges related to certain severance and other actions across our organization.
(b)Other, net in 2020 includes a noncash impairment charge of $128 million recognized on our investment in the international equity method investee, Advanced Military Maintenance, Repair and Overhaul Center (AMMROC). (See “Note 1 – Organization and Significant Accounting Policies” included in our Notes to Consolidated Financial Statements for more information).
Our business segments’ results of operations include pension expense only as calculated under U.S. Government Cost Accounting Standards (CAS), which we refer to as CAS pension cost. We recover CAS pension and other postretirement benefit plan cost through the pricing of our products and services on U.S. Government contracts and, therefore, recognize CAS pension cost in each of our business segment’s net sales and cost of sales. Our consolidated financial statements must present pension and other postretirement benefit plan (expense) income calculated in accordance with Financial Accounting Standards (FAS) requirements under U.S. GAAP. The operating portion of the total FAS/CAS pension adjustment represents the difference between the service cost component of FAS pension (expense) income and total CAS pension cost. The non-service FAS pension (expense) income components are included in non-service FAS pension (expense) income in our consolidated statements of earnings. As a result, to the extent that CAS pension cost exceeds the service cost component of FAS pension (expense) income, we have a favorable FAS/CAS pension operating adjustment.

The total FAS/CAS pension adjustments, including the service and non-service cost components of FAS pension (expense) income for our qualified defined benefit pension plans, were as follows (in millions):

	2022	2021	2020
Total FAS (expense) income and CAS cost
FAS pension (expense) income	$(1,058)	$(1,398)	$118
Less: CAS pension cost	1,796	2,066	1,977
Total FAS/CAS pension adjustment	$738	$668	$2,095

Service and non-service cost reconciliation
FAS pension service cost	$(87)	$(106)	$(101)
Less: CAS pension cost	1,796	2,066	1,977
Total FAS/CAS pension operating adjustment	1,709	1,960	1,876
Non-service FAS pension (expense) income	(971)	(1,292)	219
Total FAS/CAS pension adjustment	$738	$668	$2,095
The total FAS/CAS pension adjustment in 2022 reflects a noncash, non-operating pension settlement charge of $1.5 billion ($1.2 billion, or $4.33 per share, after-tax) recognized in connection with the transfer of $4.3 billion of our gross defined benefit pension obligations and related plan assets to an insurance company in the second quarter of 2022. The total FAS/CAS pension adjustment in 2021 reflects a noncash, non-operating pension settlement charge of $1.7 billion ($1.3 billion, or $4.72 per share, after-tax) recognized in connection with the transfer of $4.9 billion of our gross defined benefit pension obligations and related plan assets to an insurance company in the third quarter of 2021. See “Note 11 – Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements.
The following segment discussions also include information relating to backlog for each segment. Backlog was approximately $150.0 billion and $135.4 billion at December 31, 2022 and 2021. These amounts included both funded backlog (firm orders for which funding has been both authorized and appropriated by the customer) and unfunded backlog (firm orders for which funding has not yet been appropriated). Backlog does not include unexercised options or task orders to be issued under indefinite-delivery, indefinite-quantity contracts. Funded backlog was approximately $95.5 billion at December 31, 2022, as compared to $88.5 billion at December 31, 2021. If any of our contracts with firm orders were to be terminated, our backlog would be reduced by the expected value of the unfilled orders of such contracts.
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
Many of our contracts span several years and include highly complex technical requirements. At the outset of a contract, we identify and monitor risks to the achievement of the technical, schedule and cost aspects of the contract and assess the effects of those risks on our estimates of total costs to complete the contract. The estimates consider the technical requirements (e.g., a newly-developed product versus a mature product), the schedule and associated tasks (e.g., the number and type of milestone events) and costs (e.g., material, labor, subcontractor, overhead and the estimated costs to fulfill our industrial cooperation agreements, sometimes referred to as offset agreements, required under certain contracts with international customers). The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements, schedule and costs in the initial estimated total costs to complete the contract and variable considerations. Profit booking rates may increase during the performance of the contract if we successfully retire risks related to the technical, schedule and cost aspects of the contract, which decreases the estimated total costs to complete the contract. Conversely, our profit booking rates may decrease if the estimated total costs to complete the contract increase. All of the estimates are subject to change during the performance of the contract and may affect the profit booking rate. For further discussion on fixed-price contracts, see “Note 1 – Organization and Significant Accounting Policies” included in our Notes to Consolidated Financial Statements.
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
In addition, comparability of our segment sales, operating profit and operating margin may be impacted favorably or unfavorably by changes in profit booking rates on our contracts for which we recognize revenue over time using the percentage-of-completion cost-to-cost method to measure progress towards completion. Increases in the profit booking rates, typically referred to as favorable profit adjustments, usually relate to revisions in the estimated total costs to fulfill the performance obligations that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate, resulting in an increase in the estimated total costs to fulfill the performance obligations and a reduction in the profit booking rate and are typically referred to as unfavorable profit adjustments. Increases or decreases in profit booking rates are recognized in the current period they are determined and reflect the inception-to-date effect of such changes. Segment operating profit and margin may also be impacted favorably or unfavorably by other items, which may or may not impact sales. Favorable items may include the positive resolution of contractual matters, cost recoveries on severance and restructuring, insurance recoveries and gains on sales of assets. Unfavorable items may include the adverse resolution of contractual matters; COVID-19 impacts or supply chain disruptions; restructuring charges (except for significant severance actions, which are excluded from segment operating results); reserves for disputes; certain asset impairments; and losses on sales of certain assets.
Our consolidated net profit booking rate adjustments increased segment operating profit by approximately $1.8 billion in 2022 and $2.0 billion in 2021. The consolidated net profit booking rate adjustments in 2022 compared to 2021 decreased primarily due to decreases in profit booking rate adjustments at Space, RMS and MFC offset by an increase in Aeronautics. The consolidated net adjustments for 2022 and 2021 are inclusive of approximately $780 million and $900 million in unfavorable items, which include reserves for a classified program at Aeronautics, various programs at RMS and a ground solutions program at Space.
We periodically experience performance issues and record losses for certain programs. For further discussion on programs at Aeronautics and RMS, see “Note 1 – Organization and Significant Accounting Policies” included in our Notes to Consolidated Financial Statements for more information.

We have contracted with the Canadian Government for the Canadian Maritime Helicopter Program at our RMS business segment that provide for design, development, and production of CH-148 aircraft (the Original Equipment contract), which is a military variant of the S-92 helicopter, and for logistical support to the fleet (the In Service Support contract) over an extended time period. The program has experienced performance issues, including delays in the final aircraft deliveries from the original contract requirement, and to date the Royal Canadian Air Force’s flight hours have been less than originally anticipated, which has impacted program revenues and the recovery of our costs under this program. Future sales and recovery of existing and future costs under the program are highly dependent upon achieving a certain number of flight hours, which could be adversely impacted by aircraft availability and performance, and the availability of Canadian government resources. We are currently in discussions with the Canadian Government to potentially restructure certain contractual terms and conditions that may be beneficial to both parties. Future performance issues or changes in our estimates due to revised contract scope or customer requirements may affect our ability to recover our costs and may result in a loss that could be material to our operating results.
We also have a number of contracts with Türkish industry for the Türkish Utility Helicopter Program (TUHP), which anticipates co-production with Türkish industry for production of T70 helicopters for use in Türkiye, as well as the related provision of Türkish goods and services under buy-back or offset obligations, to include the future sales of helicopters built in Türkiye for sale globally. The U.S. Government has imposed certain sanctions on Türkish entities and persons that has affected our ability to perform under contracts supporting the Türkish Utility Helicopter Program. As a result of the sanctions, we have provided force majeure notices under the affected contracts and these contracts may be restructured or terminated, either in whole or in part, which could result in a further reduction in sales, the imposition of penalties or assessment of damages, and increased unrecoverable costs, which could have an adverse effect on our financial results.
Aeronautics
Our Aeronautics business segment is engaged in the research, design, development, manufacture, integration, sustainment, support and upgrade of advanced military aircraft, including combat and air mobility aircraft, unmanned air vehicles and related technologies. Aeronautics’ major programs include the F-35 Lightning II, C‑130 Hercules, F-16 Fighting Falcon and F-22 Raptor. Aeronautics’ operating results included the following (in millions):

	2022	2021	2020
Net sales	$26,987	$26,748	$26,266
Operating profit	2,866	2,799	2,843
Operating margin	10.6%	10.5%	10.8%
Backlog at year-end	$56,630	$49,118	$56,551
Aeronautics’ net sales in 2022 increased $239 million, or 1%, compared to 2021. Net sales increased by approximately $375 million on classified contracts primarily due to higher volume; about $80 million for the F-22 program due to higher net favorable profit adjustments; and approximately $55 million for the F-16 program due to higher volume on production contracts that was partially offset by lower volume on sustainment contracts and unfavorable profit adjustments on a production contract and modernization contracts. These increases were partially offset by a decrease of about $310 million for the F-35 program due to lower volume and favorable profit adjustments on sustainment and production contracts that were partially offset by higher volume on development contracts.
Aeronautics’ operating profit in 2022 increased $67 million, or 2%, compared to 2021. Operating profit increased approximately $145 million on classified contracts primarily due to lower unfavorable profit adjustments on a classified program ($45 million in 2022 compared to $225 million in 2021) that were partially offset by lower favorable profit adjustments; and about $100 million for the F-22 program due to higher net favorable profit adjustments. These increases were partially offset by lower operating profit of approximately $110 million for the F-16 program due to unfavorable profit adjustments in 2022 on a production contract and modernization contracts; and about $80 million for the F-35 program due to lower net favorable profit adjustments on production and sustainment contracts and volume on sustainment contracts. Net favorable profit booking rate adjustments were $30 million higher in 2022 compared to 2021.
Backlog
Backlog increased in 2022 compared to 2021 primarily due to the delay of F-35 Lot 15 award from 2021 to 2022 and the award of the F-35 Lot 16 contract in December 2022.

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

	2022	2021	2020
Net sales	$11,317	$11,693	$11,257
Operating profit	1,635	1,648	1,545
Operating margin	14.4%	14.1%	13.7%
Backlog at year-end	$28,735	$27,021	$29,183
MFC’s net sales in 2022 decreased $376 million, or 3%, compared to 2021. The decrease was primarily attributable to lower net sales of approximately $280 million for sensors and global sustainment programs due to lower volume on SOF GLSS as a result of changes in mission requirements and lower volume on SNIPER®; and about $60 million for integrated air and missile defense programs due to lower volume (THAAD) and lower net favorable profit adjustments (PAC-3) that were partially offset by higher volume (PAC-3). Net sales for tactical and strike missile programs were comparable as higher volume (PrSM) was offset by lower volume (air dominance weapon systems).
MFC’s operating profit in 2022 decreased $13 million, or 1%, compared to 2021. The decrease was primarily attributable to lower operating profit of approximately $85 million for integrated air and missile defense programs due to lower net favorable profit adjustments for the PAC-3 program and an unfavorable profit adjustment of about $40 million on an air and missile defense development program. This decrease was partially offset by an increase of about $50 million for tactical and strike missile programs due to contract mix and higher net favorable profit adjustments (an international tactical and strike missile program and HIMARS) that were partially offset by an unfavorable profit adjustment of about $25 million on an air-to-ground missile program. There also were unfavorable profit adjustments of approximately $25 million on an energy program in 2021 that did not recur in 2022. Operating profit for sensors and global sustainment programs was comparable as both contract mix and the net effect of favorable profit adjustments on an international program in 2022 were offset by the closeout activities related to the Warrior program in 2021 that did not recur in 2022. Net favorable profit booking rate adjustments were $45 million lower in 2022 compared to 2021.
Backlog
Backlog increased in 2022 compared to 2021 primarily due to higher orders on precision fires (GMLRS) and THAAD programs.
Rotary and Mission Systems
RMS designs, manufactures, services and supports various military and commercial helicopters, surface ships, sea and land-based missile defense systems, radar systems, sea and air-based mission and combat systems, command and control mission solutions, cyber solutions, and simulation and training solutions. RMS’ major programs include Aegis Combat System, Littoral Combat Ship (LCS), Multi-Mission Surface Combatant (MMSC), Black Hawk and Seahawk helicopters, CH-53K King Stallion heavy lift helicopter, Combat Rescue Helicopter (CRH), VH-92A helicopter, and the C2BMC program.
On December 5, 2022, the U.S. Army selected Sikorsky’s competitor in the Future Long Range Assault Aircraft Competition, a component of its Future Vertical Lift initiative to replace a portion of its assault and utility helicopter fleet. On December 28, 2022, Sikorsky, on behalf of Team DEFIANT, filed a protest challenging the U.S. Army’s decision, and a ruling is expected on or before April 7, 2023 based on the 100-day deadline. Sikorsky remains one of two competitors for the other component of the Future Vertical Lift initiative, the Future Attack Reconnaissance Aircraft competition.

RMS’ operating results included the following (in millions):

	2022	2021	2020
Net sales	$16,148	$16,789	$15,995
Operating profit	1,673	1,798	1,615
Operating margin	10.4%	10.7%	10.1%
Backlog at year-end	$34,949	$33,700	$36,249
RMS’ net sales in 2022 decreased $641 million, or 4%, compared to 2021. The decrease was primarily attributable to lower net sales of approximately $280 million for TLS programs primarily due to the delivery of an international pilot training system in the first quarter of 2021 that did not recur in 2022; about $205 million for various C6ISR programs due to lower volume; and approximately $170 million for Sikorsky helicopter programs due to lower production volume (Black Hawk) that was partially offset by higher production volume (CH-53K).
RMS’ operating profit in 2022 decreased $125 million, or 7%, compared to 2021. The decrease was primarily attributable to approximately $70 million for Sikorsky helicopter programs due to lower production volume and net favorable profit adjustments (Black Hawk) that were partially offset by higher net favorable profit adjustments (CRH); about $50 million for various C6ISR programs due to lower net favorable profit adjustments; and approximately $15 million for integrated warfare systems and sensors (IWSS) programs due to lower net favorable profit adjustments (TPQ-53 and Aegis) that were partially offset by $30 million of unfavorable profit adjustments on a ground-based radar program in 2021 that did not recur in 2022. These decreases were partially offset by an increase of approximately $35 million for TLS programs due to higher net favorable profit adjustments that were partially offset by lower volume due to the delivery of an international pilot training system in the first quarter of 2021 that did not recur in 2022. Net favorable profit booking rate adjustments were $65 million lower in 2022 compared to 2021.
Backlog
Backlog increased in 2022 compared to 2021 primarily due to higher orders on Sikorsky programs.

Space
Our Space business segment is engaged in the research and design, development, engineering and production of satellites, space transportation systems, and strategic, advanced strike and defensive systems. Space provides network-enabled situational awareness and integrates complex space and ground global systems to help our customers gather, analyze, and securely distribute critical intelligence data. Space is also responsible for various classified systems and services in support of vital national security systems. Space’s major programs include the Trident II D5 Fleet Ballistic Missile (FBM), Orion Multi-Purpose Crew Vehicle (Orion), Space Based Infrared System (SBIRS) and Next Generation Overhead Persistent Infrared (Next Gen OPIR) system, Global Positioning System (GPS) III, hypersonics programs and Next Generation Interceptor (NGI). Operating profit for our Space business segment includes our share of earnings for our investment in ULA, which provides expendable launch services to the U.S. Government and commercial customers. Space’s operating results included the following (in millions):

	2022	2021	2020
Net sales	$11,532	$11,814	$11,880
Operating profit	1,045	1,134	1,149
Operating margin	9.1%	9.6%	9.7%
Backlog at year-end	$29,684	$25,516	$25,148
Space’s net sales in 2022 decreased $282 million, or 2%, compared to 2021. The decrease was primarily attributable to lower net sales of approximately $885 million due to the renationalization of the AWE program on June 30, 2021, which was no longer included in our financial results beginning in the third quarter of 2021; and about $125 million for commercial civil space programs due to lower volume (Orion). These decreases were partially offset by higher net sales of about $495 million for strategic and missile defense programs due to higher development volume (NGI); and about $245 million for national security space programs due to higher development volume (classified programs).
Space’s operating profit in 2022 decreased $89 million, or 8%, compared to 2021. The decrease was primarily attributable to approximately $85 million for national security space programs primarily due to lower net favorable profit adjustments (classified programs and SBIRS) that were partially offset by lower net unfavorable profit adjustments of $25 million on a ground solutions program; and about $40 million for commercial civil space programs due to lower net favorable profit adjustments (Human Lander System (HLS)) and lower volume (Orion). These decreases were partially offset by higher equity earnings of approximately $35 million from the company's investment in ULA due to higher launch volume and launch mix; and about $20 million for strategic and missile defense programs due to higher net favorable profit adjustments (primarily NGI). Operating profit for the AWE program was comparable as its operating profit in 2021 was mostly offset by accelerated amortization expense for intangible assets as a result of the renationalization. Net favorable profit booking rate adjustments were $150 million lower in 2022 compared to 2021.
Equity earnings
Total equity earnings (primarily ULA) represented approximately $100 million and $65 million, or 10% and 6%, of Space’s operating profit during 2022 and 2021.
Backlog
Backlog increased in 2022 compared to 2021 primarily due to the exercise of the Orion Production Contract option for Artemis VI-VIII in commercial civil space and contract awards in national security space (Southern Positioning Augmentation Network (SouthPan) and classified).
Liquidity and Cash Flows
As of December 31, 2022, we had cash and cash equivalents of $2.5 billion. Our principal source of liquidity is our cash from operations. However, we also have access to credit markets, if needed, for liquidity or general corporate purposes, including share repurchases. This access includes our $3.0 billion revolving credit facility or the ability to issue commercial paper, and letters of credit to support customer advance payments and for other trade finance purposes such as guaranteeing our performance on particular contracts. We believe our cash and cash equivalents, our expected cash flow generated from operations and our access to credit markets will be sufficient to meet our cash requirements and cash deployment plans over the next twelve months and beyond based on our current business plans.
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
Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type. We generally bill and collect cash more frequently under cost-reimbursable contracts, which represented approximately 38% of the sales we recorded in 2022, as we are authorized to bill as the costs are incurred. A number of our fixed-price contracts may provide for performance-based payments, which allow us to bill and collect cash as we perform on the contract. The amount of performance-based payments and the related milestones are encompassed in the negotiation of each contract. The timing of such payments may differ from the timing of the costs incurred related to our contract performance, thereby affecting our cash flows.
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
To date, the effects of COVID-19 have resulted in some negative impacts on our cash flows, partially due to supplier disruptions and delays. The U.S. Government has taken certain actions and enacted legislation to mitigate the impacts of COVID-19 on public health, the economy, state and local governments, individuals, and businesses. Since the pandemic began, Lockheed Martin has remained committed to accelerating payments to the supply chain with a focus on small and at risk businesses. As of December 31, 2022, we have accelerated $1.5 billion of payments to our suppliers that are due by their terms in future periods. We will continue to monitor supply chain risks, especially at small and at-risk related suppliers, and may continue to utilize accelerated payments in 2023 on an as needed basis.
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
We have returned cash to stockholders through dividends and share repurchases. On October 17, 2022, the Board of Directors authorized an additional $14.0 billion to the program. During the fourth quarter of 2022, we entered into an accelerated share repurchase (ASR) agreement to repurchase $4.0 billion of our common stock and issued $4.0 billion of senior unsecured notes. As of December 31, 2022, the total remaining authorization for future common share repurchases under our program was $10.0 billion, which is expected to be utilized over a three-year period. We expect to fund the repurchases through a combination of cash from operations and the issuance of additional debt. The stock repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time. The amount of shares ultimately purchased and the timing of purchases are at the discretion of management and subject to compliance with applicable law and regulation.
We continue to actively manage our debt levels, including maturities and interest rates, as evidenced by the debt transaction in the second quarter of 2022, the proceeds of which were used to refinance certain upcoming debt maturities between 2023 and 2026. We also actively manage our pension obligations and expect to continue to opportunistically manage our pension liabilities through the purchase of group annuity contracts for portions of our outstanding defined benefit pension obligations using assets from the pension trust as we did in the second quarter of 2022. See “Note 11 – Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements for additional information. Future pension risk transfer transactions could also be significant and result in us making additional contributions to the pension trust.
The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	2022	2021	2020
Cash and cash equivalents at beginning of year	$3,604	$3,160	$1,514
Operating activities
Net earnings	5,732	6,315	6,833
Noncash adjustments	2,455	3,109	1,726
Changes in working capital	(733)	9	101
Other, net	348	(212)	(477)
Net cash provided by operating activities	7,802	9,221	8,183
Net cash used for investing activities	(1,789)	(1,161)	(2,010)
Net cash used for financing activities	(7,070)	(7,616)	(4,527)
Net change in cash and cash equivalents	(1,057)	444	1,646
Cash and cash equivalents at end of year	$2,547	$3,604	$3,160
Operating Activities
Net cash provided by operating activities decreased $1.4 billion in 2022 compared to 2021. The decrease was primarily attributable to lower cash at Aeronautics, MFC and RMS. The decrease at Aeronautics was primarily due to timing of production and billing cycles impacting contract assets (primarily F-35). The decrease at MFC was primarily due to timing of accounts receivables collections. The decrease at RMS was primarily due to liquidation of inventories (primarily TLS and Sikorsky helicopter programs) in 2021 that did not recur in 2022. As of December 31, 2022, we accelerated $1.5 billion of payments to suppliers that were due in the first quarter of 2023, compared to $2.2 billion of payments to suppliers as of December 31, 2021 that were due in the first quarter of 2022. Our federal and foreign income tax payments, net of refunds, were $1.6 billion in 2022, compared to $1.4 billion in 2021.
Non-GAAP Financial Measure - Free Cash Flow
Free cash flow is a non-GAAP financial measure that we define as cash from operations less capital expenditures. Our capital expenditures are comprised of equipment and facilities infrastructure and information technology (inclusive of costs for the development or purchase of internal-use software that are capitalized). We use free cash flow to evaluate our business performance and overall liquidity, as well as a performance goal in our annual and long-term incentive plans. We believe free cash flow is a useful measure for investors because it represents the amount of cash generated from operations after reinvesting in the business and that may be available to return to stockholders and creditors (through dividends, stock repurchases and debt repayments) or available to fund acquisitions and other investments. The entire amount of free cash flow is not necessarily available for discretionary expenditures, however, because it does not account for certain mandatory expenditures, such as the repayment of maturing debt and pension contributions. While management believes that free cash flow as a non-GAAP financial measure may be useful in evaluating our financial performance, it should be considered supplemental to, and not a substitute for, financial information prepared in accordance with GAAP and may not be comparable to similarly titled measures used by other companies.
The following table reconciles net cash provided by operating activities to free cash flow (in millions):

	2022	2021	2020
Cash from operations	$7,802	$9,221	$8,183
Capital expenditures	(1,670)	(1,522)	(1,766)
Free cash flow	$6,132	$7,699	$6,417
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
Net cash used for investing activities increased $628 million in 2022 compared to 2021. The increase in cash used for investing activities is due to an increase in capital expenditures and the receipt of $307 million in 2021 from the sale of our ownership interest in the Advanced Military Maintenance, Repair and Overhaul Center (AMMROC) joint venture. Capital expenditures totaled $1.7 billion and $1.5 billion in 2022 and 2021.
Financing Activities
Net cash used for financing activities decreased $546 million in 2022 compared to 2021, primarily due to repayment of $500 million of long-term notes in 2021.
We paid dividends totaling $3.0 billion ($11.40 per share) in 2022 and $2.9 billion ($10.60 per share) in 2021. We paid quarterly dividends of $2.80 per share during each of the first three quarters of 2022 and $3.00 per share during the fourth quarter of 2022. We paid quarterly dividends of $2.60 per share during each of the first three quarters of 2021 and $2.80 per share during the fourth quarter of 2021.
During 2022, we paid $7.9 billion to repurchase 18.3 million shares of our common stock. See “Note 12 – Stockholders’ Equity” included in our Notes to Consolidated Financial Statements for additional information. During 2021, we paid $4.1 billion to repurchase 11.7 million shares of our common stock.
In October 2022, we received net proceeds of $3.9 billion from issuance of senior unsecured notes and used the net proceeds from the offering to enter into an ASR agreement to repurchase $4.0 billion of our common stock. See “Note 10 – Debt” included in our Notes to Consolidated Financial Statements for additional information.
In May 2022, we received net proceeds of $2.3 billion from issuance of senior unsecured notes and used the net proceeds from the offering to redeem all of the outstanding $500 million Notes due 2023, $750 million Notes due 2025 and used the remaining balance of the net proceeds to redeem $1.0 billion of our outstanding $2.0 billion Notes due 2026.
In September 2021, we repaid $500 million of long-term notes with a fixed interest rate of 3.35% according to their scheduled maturities.

Capital Structure, Resources and Other
At December 31, 2022, we held cash and cash equivalents of $2.5 billion that were generally available to fund ordinary business operations without significant legal, regulatory, or other restrictions.
Our outstanding debt, net of unamortized discounts and issuance costs, was $15.5 billion as of December 31, 2022 and is in the form of publicly-issued notes that bear interest at fixed rates. As of December 31, 2022, we were in compliance with all covenants contained in our debt and credit agreements. See “Note 10 – Debt” included in our Notes to Consolidated Financial Statements for more information on our long-term debt and revolving credit facilities.

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
Long-Term Debt
On October 24, 2022, we issued a total of $4.0 billion of senior unsecured notes, consisting of $500 million aggregate principal amount of 4.95% Notes due 2025 (the “2025 Notes”), $750 million aggregate principal amount of 5.10% Notes due 2027 (the “2027 Notes”), $1.0 billion aggregate principal amount of 5.25% Notes due 2033 (the “2033 Notes”), $1.0 billion aggregate principal amount of 5.70% Notes due 2054 (the “2054 Notes”) and $750 million aggregate principal amount of 5.90% Notes due 2063 (the “2063 Notes” and, together with the 2025 Notes, the 2027 Notes, the 2033 Notes and the 2054 Notes, the “October 2022 Notes”). We will pay interest on the 2025 Notes semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2023. We will pay interest on the 2033 Notes semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2023. We will pay interest on each of 2027 Notes, 2054 Notes and 2063 Notes semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2023. We may, at our option, redeem the October 2022 Notes of any series, in whole or in part, at any time at the redemption prices equal to the greater of 100% of the principal amount of the Notes to be redeemed or an applicable “make-whole” amount, plus accrued and unpaid interest to the date of redemption.
On May 5, 2022, we issued a total of $2.3 billion of senior unsecured notes, consisting of $800 million aggregate principal amount of 3.90% Notes due June 15, 2032 (the “2032 Notes”), $850 million aggregate principal amount of 4.15% Notes due June 15, 2053 (the “2053 Notes”) and $650 million aggregate principal amount of 4.30% Notes due June 15, 2062 (the “2062 Notes” and, together with the 2032 Notes and 2053 Notes, the “May 2022 Notes”) in a registered public offering. Net proceeds received from the offering were, after deducting pricing discounts and debt issuance costs, which are being amortized and recorded as interest expense over the term of the May 2022 Notes. We will pay interest on the May 2022 Notes semi-annually in arrears on June 15 and December 15 of each year with the first payment made on June 15, 2022. We may, at our option, redeem the May 2022 Notes of any series, in whole or in part, at any time and from time to time, at a redemption price equal to the greater of 100% of the principal amount of the May 2022 Notes to be redeemed or an applicable make-whole amount, plus accrued and unpaid interest to the date of redemption.
On May 11, 2022, we used the net proceeds from the May 2022 Notes to redeem all of the outstanding $500 million in aggregate principal amount of our 3.10% Notes due 2023, $750 million in aggregate principal amount of our 2.90% Notes due 2025, and $1.0 billion of our outstanding $2.0 billion in aggregate principal amount of our 3.55% Notes due 2026 at their redemption price. We paid make-whole premiums of $13.9 million in connection with the early extinguishments of debt. We incurred losses of $34 million ($26 million, or $0.10 per share, after tax) on these transactions related to early extinguishments of debt, additional interest expense and other related charges, which was recorded in other non-operating (expense) income, net in our consolidated statements of earnings.

Contractual Commitments
At December 31, 2022, we had contractual commitments to repay debt, make payments under operating leases, settle obligations related to agreements to purchase goods and services and settle tax and other liabilities. Financing lease obligations were not material. Payments due under these obligations and commitments are as follows (in millions):

	Total	Due Within 1 Year
Total debt	$16,842	$118
Interest payments	15,028	768
Other liabilities	3,520	222
Operating lease obligations	1,342	327
Purchase obligations:
Operating activities	59,101	27,925
Capital expenditures	671	472
Total contractual cash obligations	$96,504	$29,832
The table above includes debt presented gross of any unamortized discounts and issuance costs, but excludes the net unfunded obligation and estimated minimum funding requirements related to our qualified defined benefit pension plans. For additional information about obligations and our future minimum contribution requirements for these plans, see “Note 11 – Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements. Amounts related to other liabilities represent the contractual obligations for certain long-term liabilities recorded as of December 31, 2022. Such amounts mainly include expected payments under non-qualified pension plans, environmental liabilities and deferred compensation plans.
Purchase obligations related to operating activities include agreements and contracts that give the supplier recourse to us for cancellation or nonperformance under the contract or contain terms that would subject us to liquidated damages. Such agreements and contracts may, for example, be related to direct materials, obligations to subcontractors and outsourcing arrangements. Total purchase obligations for operating activities in the preceding table include approximately $53.7 billion related to contractual commitments entered into as a result of contracts we have with our U.S. Government customers. The U.S. Government generally would be required to pay us for any costs we incur relative to these commitments if they were to terminate the related contracts “for convenience” under the FAR, subject to available funding. This also would be true in cases where we perform subcontract work for a prime contractor under a U.S. Government contract. The termination for convenience language also may be included in contracts with foreign, state and local governments. We also have contracts with customers that do not include termination for convenience provisions, including contracts with commercial customers.
The majority of our capital expenditures for 2022 and those planned for 2023 are for equipment, facilities infrastructure and information technology. The amounts above in the table represent the portion of expected capital expenditures to be incurred in 2023 and beyond that have been obligated under contracts as of December 31, 2022 and not necessarily total capital expenditures for future periods. Expenditures for equipment and facilities infrastructure are generally incurred to support new and existing programs across all of our business segments. For example, we have projects underway at Aeronautics to support classified development programs and at RMS to support our Sikorsky helicopter programs; and we have projects underway to modernize certain of our facilities. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.
We also may enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. These agreements are designed to enhance the social and economic environment of the foreign country by requiring the contractor to promote investment in the country. Offset agreements may be satisfied through activities that do not require us to use cash, including transferring technology, providing manufacturing and other consulting support to in-country projects and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements also may be satisfied through our use of cash for such activities as purchasing supplies from in-country vendors, providing financial support for in-country projects, establishment of joint ventures with local companies and building or leasing facilities for in-country operations. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customer and typically require cash outlays that represent only a fraction of the original amount in the offset agreement. Satisfaction of our offset obligations are included in the estimates of our total costs to complete the contract and may impact our sales, profitability and cash flows. Our ability to recover investments on our consolidated balance sheet that we make to satisfy offset obligations is generally dependent upon the successful operation of ventures that we do not control and may involve products and services that are dissimilar to our business activities. At December 31, 2022, the notional value of remaining obligations under our outstanding offset agreements totaled approximately $16.1 billion, which primarily relate to our Aeronautics, MFC and RMS business segments, most of which extend through 2044. To the extent we have entered into purchase or other obligations at December 31, 2022 that also satisfy offset agreements, those amounts are included in the contractual commitments table above. Offset programs usually extend over several years and may provide for penalties, estimated at approximately $1.8 billion at December 31, 2022, in the event we fail to perform in accordance with offset requirements. While historically we have not been required to pay material penalties, resolution of offset requirements are often the result of negotiations and subjective judgments.
We have entered into standby letters of credit and surety bonds issued on our behalf by financial institutions, and we have directly issued guarantees to third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as joint venture partners. At December 31, 2022, we had the following outstanding letters of credit, surety bonds and third-party guarantees (in millions):

	Total Commitment	Less Than 1 Year
Standby letters of credit (a)	$2,504	$966
Surety bonds	342	342
Third-party Guarantees	904	230
Total commitments	$3,750	$1,538
(a)Approximately $704 million of standby letters of credit in the “Less Than 1 Year” category are expected to renew for additional periods until completion of the contractual obligation.
At December 31, 2022, third-party guarantees totaled $904 million, of which approximately 71% related to guarantees of contractual performance of joint ventures to which we currently are or previously were a party. These amounts represent our estimate of the maximum amounts we would expect to incur upon the contractual non-performance of the joint venture, joint venture partners or divested businesses. Generally, we also have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner.
In determining our exposures, we evaluate the reputation, performance on contractual obligations, technical capabilities and credit quality of our current and former joint venture partners and the transferee under novation agreements, all of which include a guarantee as required by the FAR. At December 31, 2022 and 2021, there were no material amounts recorded in our financial statements related to third-party guarantees or novation agreements.
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
We determine the transaction price for each contract based on the consideration we expect to receive for the products or services being provided under the contract. For contracts where a portion of the price may vary (e.g. awards, incentive fees and claims), we estimate variable consideration at the most likely amount, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. We analyze the risk of a significant revenue reversal and if necessary constrain the amount of variable consideration recognized in order to mitigate this risk.
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
Significant estimates and assumptions are made in estimating contract sales, costs, and profit. We estimate profit as the difference between estimated revenues and total estimated costs to complete the contract. At the outset of a long-term contract, we identify and monitor risks to the achievement of the technical, schedule and cost aspects of the contract, as well as our ability to earn variable consideration, and assess the effects of those risks on our estimates of sales and total costs to complete the contract. The estimates consider the technical requirements (e.g., a newly-developed product versus a mature product), the schedule and associated tasks (e.g., the number and type of milestone events) and costs (e.g., material, labor, subcontractor, overhead, general and administrative and the estimated costs to fulfill our industrial cooperation agreements, sometimes referred to as offset or localization agreements, required under certain contracts with international customers). The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements, schedule and costs in the initial estimated total costs to complete the contract. Profit booking rates may increase during the performance of the contract if we successfully retire risks related to technical, schedule and cost aspects of the contract, which decreases the estimated total costs to complete the contract or may increase the variable consideration we expect to receive on the contract. Conversely, our profit booking rates may decrease if the estimated total costs to complete the contract increase or our estimates of variable consideration we expect to receive decrease. All of the estimates are subject to change during the performance of the contract and may affect the profit booking rate. When estimates of total costs to be incurred on a contract exceed total estimates of the transaction price, a provision for the entire loss is determined at the contract level and is recorded in the period in which the loss is evident, which we refer to as a reach-forward loss.
Comparability of our segment sales, operating profit and operating margin may be impacted favorably or unfavorably by changes in profit booking rates on our contracts for which we recognize revenue over time using the percentage-of-completion cost-to-cost method to measure progress towards completion. Increases in the profit booking rates, typically referred to as favorable profit adjustments, usually relate to revisions in the estimated total costs to fulfill the performance obligations that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate, resulting in an increase in the estimated total costs to fulfill the performance obligations and a reduction in the profit booking rate and are typically referred to as unfavorable profit adjustments. Increases or decreases in profit booking rates are recognized in the current period they are determined and reflect the inception-to-date effect of such changes. Segment operating profit and margin may also be impacted favorably or unfavorably by other items, which may or may not impact sales. Favorable items may include the positive resolution of contractual matters, cost recoveries on severance and restructuring, insurance recoveries and gains on sales of assets. Unfavorable items may include the adverse resolution of contractual matters; COVID-19 impacts or supply chain disruptions; restructuring charges (except for significant severance actions, which are excluded from segment operating results); reserves for disputes; certain asset impairments; and losses on sales of certain assets.
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
Postretirement Benefit Plans
Overview
Many of our employees and retirees participate in qualified and nonqualified defined benefit pension plans, retiree medical and life insurance plans and other postemployment plans (collectively, postretirement benefit plans - see “Note 11 – Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements). The majority of our accrued benefit obligations relate to our qualified defined benefit pension and retiree medical and life insurance plans. We recognize on a plan-by-plan basis the net funded status of these postretirement benefit plans under GAAP as either an asset or a liability on our consolidated balance sheets. The GAAP funded status represents the difference between the fair value of each plan’s assets and the benefit obligation of the plan. The GAAP benefit obligation represents the present value of the estimated future benefits we currently expect to pay to plan participants based on past service. The qualified defined benefit pension plans for salaried employees are fully frozen effective January 1, 2020 and our salaried employees participate in an enhanced defined contribution retirement savings plan.
Similar to recent years, we continue to take actions to mitigate the effect of our defined benefit pension plans on our financial results by reducing the volatility of our pension obligations, including entering into pension risk transfer transactions involving the purchase of group annuity contracts (GACs) for portions of our outstanding defined benefit pension obligations using assets from the pension trust. During the second quarter of 2022, we purchased GACs to transfer $4.3 billion of gross defined benefit pension obligations and related plan assets to an insurance company for approximately 13,600 U.S. retirees and beneficiaries. The GACs were purchased using assets from Lockheed Martin’s master retirement trust and no additional funding contribution was required. In connection with this transaction, we recognized a noncash, non-operating pension settlement charge of $1.5 billion ($1.2 billion, or $4.33 per share, after-tax) for the affected defined benefit pension plans in the quarter ended June 26, 2022, which represents the accelerated recognition of actuarial losses that were included in the accumulated other comprehensive loss account within stockholders’ equity. Similarly, in the third quarter of 2021, we purchased GACs to transfer $4.9 billion of gross defined benefit pension obligations and related plan assets to an insurance company for approximately 18,000 U.S. retirees and beneficiaries. In connection with this transaction, we recognized a noncash pension settlement charge of $1.7 billion ($1.3 billion, or $4.72 per share, after tax) during the third quarter of 2021.
Inclusive of the transactions described above, since December 2018, Lockheed Martin, through its master retirement trust, has purchased total contracts for approximately $15.9 billion related to our outstanding defined benefit pension obligations eliminating pension plan volatility for approximately 109,000 retirees and beneficiaries and annually required Pension Benefit Guarantee Corporation (PBGC) premiums of approximately $79 million per year.
We expect to continue to look for opportunities to manage our pension liabilities through additional pension risk transfer transactions in future years. Future transactions could result in a noncash settlement charge to earnings, which could be material to a reporting period.
Notwithstanding these actions, the impact of our postretirement benefit plans on our earnings may be volatile in that the amount of expense we record and the funded status for our postretirement benefit plans may materially change from year to year because the calculations are sensitive to changes in several key economic assumptions, including interest rates, actual rates of return on plan assets and other actuarial assumptions including participant longevity, as well as the timing of cash funding.

Actuarial Assumptions
The benefit obligations and assets of our postretirement benefit plans are measured at the end of each year, or more frequently, upon the occurrence of certain events such as a significant plan amendment (including in connection with a pension risk transfer transaction), settlement, or curtailment. The amounts we record are measured using actuarial valuations, which are dependent upon key assumptions such as discount rates, the expected long-term rate of return on plan assets and participant longevity. The assumptions we make affect both the calculation of the benefit obligations as of the measurement date and the calculation of FAS expense in subsequent periods. When reassessing these assumptions, we consider past and current market conditions and make judgments about future market trends. We also consider factors such as the timing and amounts of expected contributions to the plans and benefit payments to plan participants.
We continue to use a single weighted average discount rate approach when calculating our consolidated benefit obligations related to our defined benefit pension plans resulting in 5.250% at December 31, 2022, compared to 2.875% at December 31,

2021. We utilized a single weighted average discount rate of 5.25% when calculating our benefit obligations related to our retiree medical and life insurance plans at December 31, 2022, compared to 2.75% at December 31, 2021. We evaluate several data points in order to arrive at an appropriate single weighted average discount rate, including results from cash flow models, quoted rates from long-term bond indices and changes in long-term bond rates over the past year. As part of our evaluation, we calculate the approximate average yields on corporate bonds rated AA or better selected to match our projected postretirement benefit plan cash flows. The increase in the discount rate from December 31, 2021 to December 31, 2022 resulted in a decrease in the projected benefit obligations of our qualified defined benefit pension plans of approximately $10.2 billion at December 31, 2022.
We utilized an expected long-term rate of return on plan assets of 6.50% at both December 31, 2022 and December 31, 2021. The long-term rate of return assumption represents the expected long-term rate of return on the funds invested or to be invested, to provide for the benefits included in the benefit obligations. This assumption is based on several factors including historical market index returns, the anticipated long-term allocation of plan assets, the historical return data for the trust funds, plan expenses and the potential to outperform market index returns. The difference between the long-term rate of return on plan assets assumption we select and the actual return on plan assets in any given year affects both the funded status of our benefit plans and the calculation of FAS pension expense in subsequent periods. Although the actual return in any specific year likely will differ from the assumption, the average expected return over a long-term future horizon should be approximately equal to the assumption. Any variance each year should not, by itself, suggest that the assumption should be changed. Patterns of variances are reviewed over time, and then combined with expectations for the future. As a result, changes in this assumption are less frequent than changes in the discount rate. The actual investment return for our qualified defined benefit plans during 2022 of $(5.9) billion, based on an actual rate of approximately (18)%, reduced plan assets more than the $1.9 billion expected return based on our long-term rate of return assumption.
Our stockholders’ equity has been reduced cumulatively by $7.9 billion from the annual year-end measurements of the funded status of postretirement benefit plans. The cumulative noncash, after-tax reduction primarily represents net actuarial losses resulting from changes in discount rates, investment experience, and updated longevity. A market-related value of our plan assets, determined using actual asset gains or losses over the prior three-year period, is used to calculate the amount of deferred asset gains or losses to be amortized. These cumulative actuarial losses will be amortized to expense using the corridor method, where gains and losses are recognized to the extent they exceed 10% of the greater of plan assets or benefit obligations, over an average period of approximately twenty years as of December 31, 2022. During 2022, $1.2 billion of these amounts, along with amortization of net prior service credit, were recognized as a component of postretirement benefit plans expense inclusive of the noncash pension settlement charge of $1.2 billion.
The discount rate and long-term rate of return on plan assets assumptions we select at the end of each year are based on our best estimates and judgment. A change of plus or minus 25 basis points in the 5.25% discount rate assumption at December 31, 2022, with all other assumptions held constant, would have decreased or increased the amount of the qualified pension benefit obligation we recorded at the end of 2022 by approximately $800 million, which would result in an after-tax increase or decrease in stockholders’ equity at the end of the year of approximately $600 million. If the 5.25% discount rate at December 31, 2022 that was used to compute the expected 2023 FAS pension income for our qualified defined benefit pension plans had been 25 basis points higher or lower, with all other assumptions held constant, the amount of FAS pension income projected for 2023 would change approximately $5 million. If the 6.50% expected long-term rate of return on plan assets assumption at December 31, 2022 that was used to compute the expected 2023 FAS pension income for our qualified defined benefit pension plans had been 25 basis points higher or lower, with all other assumptions held constant, the amount of FAS pension income projected for 2023 would be higher or lower by approximately $65 million. Each year, differences between the actual and expected long-term rate of return on plan assets impacts the measurement of the following year’s FAS pension income. Every 100 basis points increase (decrease) in return during 2022 between our actual rate of return of approximately (18)% and our expected long-term rate of return increased (decreased) 2023 expected FAS pension income by approximately $10 million.
Funding Considerations
We made no contributions in 2022 and 2021 to our qualified defined benefit pension plans. Funding of our qualified defined benefit pension plans is determined in a manner consistent with CAS and in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended, along with consideration of CAS and Internal Revenue Code rules. Our goal has been to fund the pension plans to a level of at least 80%, as determined in accordance with ERISA. The ERISA funded status of our qualified defined benefit pension plans was approximately 82% and 92% as of December 31, 2022 and 2021; which is calculated on a different basis than under GAAP and reflects the impact of the American Rescue Plan Act of 2021.
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
We recovered $1.8 billion in 2022 and $2.1 billion in 2021 as CAS pension costs. Amounts contributed in excess of the CAS pension costs recovered under U.S. Government contracts are considered to be prepayment credits under the CAS rules. Our prepayment credits were approximately $4.3 billion and $7.0 billion at December 31, 2022 and 2021. The prepayment credit balance will increase or decrease based on our actual investment return on plan assets.
Environmental Matters
We are a party to various agreements, proceedings and potential proceedings for environmental remediation issues, including matters at various sites where we have been designated a potentially responsible party (PRP). At December 31, 2022 and 2021, the total amount of liabilities recorded on our consolidated balance sheet for environmental matters was $696 million and $742 million. We have recorded assets totaling $618 million and $645 million at December 31, 2022 and 2021 for the portion of environmental costs that are probable of future recovery in pricing of our products and services for agencies of the U.S. Government, as discussed below. The amount that is expected to be allocated to our non-U.S. Government contracts or that is determined to not be recoverable under U.S. Government contracts is expensed through cost of sales. We project costs and recovery of costs over approximately 20 years.

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

We perform quarterly reviews of environmental remediation sites and record liabilities and receivables in the period it becomes probable that the liabilities have been incurred and the amounts can be reasonably estimated (see the discussion under “Environmental Matters” in “Note 1 – Organization and Significant Accounting Policies” and “Note 14 – Legal Proceedings, Commitments and Contingencies” included in our Notes to Consolidated Financial Statements). We consider the above factors in our quarterly estimates of the timing and amount of any future costs that may be required for environmental remediation activities, which result in the calculation of a range of estimates for each particular environmental remediation site. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined. Given the required level of judgment and estimation, it is likely that materially different amounts could be recorded if different assumptions were used or if circumstances were to change (e.g., a change in environmental standards or a change in our estimate of the extent of contamination).
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
As disclosed above, we may record changes in the amount of environmental remediation liabilities as a result of our quarterly reviews of the status of our environmental remediation sites, which would result in a change to the corresponding amount that is probable of future recovery and a charge to earnings. For example, if we were to determine that the liabilities should be increased by $100 million, the corresponding amount that is probable of future recovery would be increased by approximately $89 million, with the remainder recorded as a charge to earnings. This allocation is determined annually, based upon our existing and projected business activities with the U.S. Government.
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
Goodwill and Intangible Assets
The assets and liabilities of acquired businesses are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying identifiable net assets of acquired businesses. Intangible assets from acquired businesses are recognized at fair value on the acquisition date and consist of customer programs, trademarks, customer relationships, technology and other intangible assets. Customer programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology and trademarks underlying the associated program. Intangible assets are amortized over a period of expected cash flows used to measure fair value, which typically ranges from five to 20 years.
Our goodwill balance was $10.8 billion at both December 31, 2022 and 2021. We perform an impairment test of our goodwill at least annually in the fourth quarter or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may be impaired. Such events or changes in circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators, competition, reorganizations of our business, U.S. Government budget restrictions or the disposal of all or a portion of a reporting unit. Our goodwill has been allocated to and is tested for impairment at a level referred to as the reporting unit, which is our business segment level or a level below the business segment. The level at which we test goodwill for impairment requires us to determine whether the operations below the business segment constitute a self-sustaining business for which discrete financial information is available and segment management regularly reviews the operating results.

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
In the fourth quarter of 2022, we performed our annual goodwill impairment test for each of our reporting units. The results of that test indicated that for each of our reporting units no impairment existed, including Sikorsky. Based on this, the fair value of our Sikorsky reporting unit exceeded its carrying value, which included goodwill of $2.7 billion, by a margin of approximately 40%. The fair value of both our Sikorsky reporting unit and the indefinite-lived trademark intangible asset can be significantly impacted by its performance, the amount and timing of expected future cash flows, contract terminations, changes in expected future orders, general market pressures, including U.S. Government budgetary constraints, discount rates, long term growth rates, and changes in U.S. (federal or state) or foreign tax laws and regulations, or their interpretation and application, including those with retroactive effect, along with other significant judgments. Based on our assessment of these circumstances, we have determined that goodwill at our Sikorsky reporting unit and the indefinite-lived trademark intangible asset at our Sikorsky reporting unit are at risk for impairment should there be a significant deterioration of projected cash flows of the reporting unit. We do not currently anticipate any material impairments on our assets as a result of COVID-19 or inflation.
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

Acquired intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing or more frequently if events or change in circumstance indicate that it is more likely than not that the asset is impaired. This testing compares carrying value to fair value and, when appropriate, the carrying value of these assets is reduced to fair value. In the fourth quarter of 2022, we performed our annual impairment test, and the results of that test indicated no impairment existed. Intangibles are amortized to expense over their applicable useful lives, ranging from five to 20 years, based on the nature of the asset and the underlying pattern of economic benefit as reflected by future net cash inflows. We perform an impairment test of finite-lived intangibles whenever events or changes in circumstances indicate their carrying value may be impaired. If events or changes in circumstances indicate the carrying value of a finite-lived intangible may be impaired, the sum of the undiscounted future cash flows expected to result from the use of the asset group would be compared to the asset group’s carrying value. If the asset group’s carrying amount exceed the sum of the undiscounted future cash flows, we would determine the fair value of the asset group and record an impairment loss in net earnings.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
We maintain active relationships with a broad and diverse group of U.S. and international financial institutions. We believe that they provide us with sufficient access to the general and trade credit we require to conduct our business. We closely monitor the financial market environment and actively manage counterparty exposure to minimize the potential impact from adverse developments with any single credit provider while ensuring availability of, and access to, sufficient credit resources.
Our main exposure to market risk relates to interest rates, foreign currency exchange rates and market prices on certain equity securities. Our financial instruments that are subject to interest rate risk principally include fixed-rate long-term debt and commercial paper, if issued. The estimated fair value of our outstanding debt was $16.0 billion at December 31, 2022 and the outstanding principal amount was $16.8 billion, excluding unamortized discounts and issuance costs of $1.3 billion. A 10% change in the level of interest rates would not have a material impact on the fair value of our outstanding debt at December 31, 2022.
We use derivative instruments principally to reduce our exposure to market risks from changes in foreign currency exchange rates and interest rates. We do not enter into or hold derivative instruments for speculative trading purposes. We transact business globally and are subject to risks associated with changing foreign currency exchange rates. We enter into foreign currency hedges such as forward and option contracts that change in value as foreign currency exchange rates change. Our most significant foreign currency exposures relate to the British pound sterling, the euro, the Canadian dollar, the Australian dollar, the Norwegian kroner and the Polish zloty. These contracts hedge forecasted foreign currency transactions in order to minimize fluctuations in our earnings and cash flows associated with changes in foreign currency exchange rates. We designate foreign currency hedges as cash flow hedges. We also are exposed to the impact of interest rate changes primarily through our borrowing activities. For fixed rate borrowings, we may use variable interest rate swaps, effectively converting fixed rate borrowings to variable rate borrowings in order to hedge changes in the fair value of the debt. These swaps are designated as fair value hedges. For variable rate borrowings, we may use fixed interest rate swaps, effectively converting variable rate borrowings to fixed rate borrowings in order to minimize the impact of interest rate changes on earnings. These swaps are designated as cash flow hedges. We also may enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting, which are intended to minimize certain economic exposures.

The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on our intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives attributable to highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items or reflected net of income taxes in accumulated other comprehensive loss until the hedged transaction is recognized in earnings. Changes in the fair value of the derivatives that are not highly effective, if any, are immediately recognized in earnings. The aggregate notional amount of our outstanding interest rate swaps at December 31, 2022 and 2021 was $1.3 billion and $500 million. The increase in 2022 was designated on the additional debt we issued during the fourth quarter. The aggregate notional amount of our outstanding foreign currency hedges at December 31, 2022 and 2021 was $7.3 billion and $4.0 billion. The increase in 2022 is due to the timing of foreign denominated international contract awards. At December 31, 2022 and 2021, the net fair value of our derivative instruments was not material (see “Note 15 – Fair Value Measurements” included in our Notes to Consolidated Financial Statements). A 10% unfavorable exchange rate movement of our foreign currency contracts would not have a material impact on the aggregate net fair value of such contracts or our consolidated financial statements. Additionally, as we enter into foreign currency contracts to hedge foreign currency exposure on underlying transactions we believe that any movement on our foreign currency contracts would be offset by movement on the underlying transactions and, therefore, when taken together do not create material risk.
We evaluate the credit quality of potential counterparties to derivative transactions and only enter into agreements with those deemed to have acceptable credit risk at the time the agreements are executed. Our foreign currency exchange hedge portfolio is diversified across many banks. We regularly monitor changes to counterparty credit quality as well as our concentration of credit exposure to individual counterparties. We do not hold or issue derivative financial instruments for trading or speculative purposes.
We maintain a separate trust that includes investments to fund certain of our non-qualified deferred compensation plans. As of December 31, 2022, investments in the trust totaled $1.6 billion and are reflected at fair value on our consolidated balance sheet in other noncurrent assets. The trust holds investments in marketable equity securities and fixed-income securities that are exposed to price changes and changes in interest rates. A portion of the liabilities associated with the deferred compensation plans supported by the trust is also impacted by changes in the market price of our common stock and certain market indices. Changes in the value of the liabilities have the effect of partially offsetting the impact of changes in the value of the trust. Both the change in the fair value of the trust and the change in the value of the liabilities are recognized on our consolidated statements of earnings in other unallocated, net and were not material for the year ended December 31, 2022.

We are exposed to equity market risk through certain marketable securities. The fair value of these marketable securities was $24 million as of December 31, 2022. A 10% decrease in the market price of our marketable equity securities as of December 31, 2022 would not have a material impact on the carrying amounts of these securities or our consolidated financial statements. Many of the same factors that could result in an adverse movement of equity market prices affect our non-marketable equity investments, although we cannot always quantify the impacts directly. Financial markets are volatile, which could negatively affect the valuations and prospects of the companies we invest in, their ability to raise additional capital, and the likelihood of our ability to realize value in our investments through liquidity events such as initial public offerings, mergers, and private sales.

ITEM 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
on the Audited Consolidated Financial Statements

Board of Directors and Stockholders
Lockheed Martin Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lockheed Martin Corporation (the Corporation) as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 26, 2023 expressed an unqualified opinion thereon.

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

Revenue recognition based on the percentage of completion method

Description of the Matter
For the year ended December 31, 2022, the Corporation recorded net sales of $66.0 billion. As more fully described in Note 1 to the consolidated financial statements, the Corporation generates the majority of its net sales from long-term contracts with its customers whereby substantially all of the Corporation’s revenue is recognized over time using the percentage-of-completion cost-to-cost measure of progress. Under the percentage-of-completion cost-to-cost measure of progress, the Corporation measures progress towards completion based on the ratio of costs incurred to date to the estimated total costs to complete the performance obligation(s) (referred to as the estimate-at-completion analysis). The Corporation estimates profit on these contracts as the difference between total estimated revenues and total estimated cost at completion.

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of relevant internal controls over the Corporation’s revenue recognition process. For example, we tested internal controls over management’s review of the estimate-at-completion analyses and the significant assumptions underlying the estimated contract value and estimated total costs to complete. We also tested internal controls that management executes which are designed to validate the data used in the estimate-at-completion analyses was complete and accurate.

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

Defined Benefit Pension Plan Obligation

Description of the Matter
At December 31, 2022, the Corporation’s aggregate obligation for its qualified defined benefit pension plans was $28.7 billion and exceeded the gross fair value of the related plan assets of $23.2 billion, resulting in a net unfunded qualified defined benefit pension obligation of $5.5 billion. As explained in Note 11 of the consolidated financial statements, the Corporation remeasures the qualified defined benefit pension assets and obligations at the end of each year or more frequently upon the occurrence of certain events. The amounts are measured using actuarial valuations, which depend on key assumptions such as the discount rate.

Auditing the defined benefit pension obligation was complex and required the involvement of specialists as a result of the judgmental nature of the actuarial assumptions such as the discount rate used in the measurement process. The discount rate assumption has a significant effect on the measurement of the projected benefit obligation.

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

To test the defined benefit pension obligation, our audit procedures included, among others, evaluating the methodology used, the significant actuarial assumptions described above and the underlying data used by the Corporation. We compared the actuarial assumptions used by management to historical trends and evaluated the change in the defined benefit pension obligation from prior year due to the change in service cost, interest cost, benefit payments, settlements, actuarial gains and losses, longevity assumptions and plan amendments. In addition, we involved our actuarial specialists to assist in evaluating management’s methodology for determining the discount rate that considers the maturity and duration of the benefit payments and is used to measure the defined benefit pension obligation. As part of this assessment, we compared the projected cash flows to the prior year and compared the current year benefits paid to the prior year projected cash flows. Lastly, we also tested the completeness and accuracy of the underlying data, including the participant data provided to the Corporation’s actuarial specialists.

/s/ Ernst & Young LLP

We have served as the Corporation’s auditor since 1994.

Tysons, Virginia
January 26, 2023

Lockheed Martin Corporation
Consolidated Statements of Earnings
(in millions, except per share data)

	Years Ended December 31,
	2022	2021	2020
Net sales
Products	$55,466	$56,435	$54,928
Services	10,518	10,609	10,470
Total net sales	65,984	67,044	65,398
Cost of sales
Products	(49,577)	(50,273)	(48,996)
Services	(9,280)	(9,463)	(9,371)
Severance and other charges	(100)	(36)	(27)
Other unallocated, net	1,260	1,789	1,650
Total cost of sales	(57,697)	(57,983)	(56,744)
Gross profit	8,287	9,061	8,654
Other income (expense), net	61	62	(10)
Operating profit	8,348	9,123	8,644
Interest expense	(623)	(569)	(591)
Non-service FAS pension (expense) income	(971)	(1,292)	219
Other non-operating (expense) income, net	(74)	288	(37)
Earnings from continuing operations before income taxes	6,680	7,550	8,235
Income tax expense	(948)	(1,235)	(1,347)
Net earnings from continuing operations	5,732	6,315	6,888
Net loss from discontinued operations	—	—	(55)
Net earnings	$5,732	$6,315	$6,833

Earnings (loss) per common share
Basic
Continuing operations	$21.74	$22.85	$24.60
Discontinued operations	—	—	(0.20)
Basic earnings per common share	$21.74	$22.85	$24.40
Diluted
Continuing operations	$21.66	$22.76	$24.50
Discontinued operations	—	—	(0.20)
Diluted earnings per common share	$21.66	$22.76	$24.30
The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Comprehensive Income
(in millions)

	Years Ended December 31,
	2022	2021	2020
Net earnings	$5,732	$6,315	$6,833
Other comprehensive income (loss), net of tax
Postretirement benefit plans
Net actuarial gain (loss) recognized due to plan remeasurements, net of tax of $518 million in 2022, $925 million in 2021 and $292 million in 2020	1,873	3,404	(1,067)
Amortization of actuarial losses and prior service credits, net of tax of $18 million in 2022, $130 million in 2021 and $119 million in 2020	69	477	440
Pension settlement charge, net of tax of $314 million in 2022 and $355 million in 2021	1,156	1,310	—
Other, net, net of tax of $2 million in 2022, $11 million in 2021 and $5 million in 2020	(115)	(76)	60
Other comprehensive income (loss), net of tax	2,983	5,115	(567)
Comprehensive income	$8,715	$11,430	$6,266
The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation
Consolidated Balance Sheets
(in millions, except par value)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$2,547	$3,604
Receivables, net	2,505	1,963
Contract assets	12,318	10,579
Inventories	3,088	2,981
Other current assets	533	688
Total current assets	20,991	19,815
Property, plant and equipment, net	7,975	7,597
Goodwill	10,780	10,813
Intangible assets, net	2,459	2,706
Deferred income taxes	3,744	2,290
Other noncurrent assets	6,931	7,652
Total assets	$52,880	$50,873
Liabilities and equity
Current liabilities
Accounts payable	$2,117	$780
Salaries, benefits and payroll taxes	3,075	3,108
Contract liabilities	8,488	8,107
Other current liabilities	2,207	2,002
Total current liabilities	15,887	13,997
Long-term debt, net	15,429	11,670
Accrued pension liabilities	5,472	8,319
Other noncurrent liabilities	6,826	5,928
Total liabilities	43,614	39,914
Stockholders’ equity
Common stock, $1 par value per share	254	271
Additional paid-in capital	92	94
Retained earnings	16,943	21,600
Accumulated other comprehensive loss	(8,023)	(11,006)
Total stockholders’ equity	9,266	10,959
Total liabilities and equity	$52,880	$50,873
The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Cash Flows
(in millions)

	Years Ended December 31,
	2022	2021	2020
Operating activities
Net earnings	$5,732	$6,315	$6,833
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	1,404	1,364	1,290
Stock-based compensation	238	227	221
Equity method investment impairment	—	—	128
Tax resolution related to former IS&GS business	—	—	55
Deferred income taxes	(757)	(183)	5
Pension settlement charge	1,470	1,665	—
Severance and other charges	100	36	27
Changes in:
Receivables, net	(542)	15	359
Contract assets	(1,739)	(1,034)	(451)
Inventories	(107)	564	74
Accounts payable	1,274	(98)	(372)
Contract liabilities	381	562	491
Income taxes	148	45	(19)
Qualified defined benefit pension plans	(412)	(267)	(1,197)
Other, net	612	10	739
Net cash provided by operating activities	7,802	9,221	8,183
Investing activities
Capital expenditures	(1,670)	(1,522)	(1,766)
Other, net	(119)	361	(244)
Net cash used for investing activities	(1,789)	(1,161)	(2,010)
Financing activities
Issuance of long-term debt, net of related costs	6,211	—	1,131
Repayments of long-term debt	(2,250)	(500)	(1,650)
Repurchases of common stock	(7,900)	(4,087)	(1,100)
Dividends paid	(3,016)	(2,940)	(2,764)
Other, net	(115)	(89)	(144)
Net cash used for financing activities	(7,070)	(7,616)	(4,527)
Net change in cash and cash equivalents	(1,057)	444	1,646
Cash and cash equivalents at beginning of year	3,604	3,160	1,514
Cash and cash equivalents at end of year	$2,547	$3,604	$3,160
The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
(in millions, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiary	Total Equity
Balance at December 31, 2019	$280	$—	$18,401	$(15,554)	$3,127	$44	$3,171
Net earnings	—	—	6,833	—	6,833	—	6,833
Other comprehensive loss, net of tax	—	—	—	(567)	(567)	—	(567)
Repurchases of common stock	(3)	(256)	(841)	—	(1,100)	—	(1,100)
Dividends declared ($9.80 per share)	—	—	(2,757)	—	(2,757)	—	(2,757)
Stock-based awards, ESOP activity and other	2	477	—	—	479	—	479
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(21)	(21)
Balance at December 31, 2020	$279	$221	$21,636	$(16,121)	$6,015	$23	$6,038
Net earnings	—	—	6,315	—	6,315	—	6,315
Other comprehensive income, net of tax	—	—	—	5,115	5,115	—	5,115
Repurchases of common stock	(9)	(671)	(3,407)	—	(4,087)	—	(4,087)
Dividends declared ($10.60 per share)	—	—	(2,944)	—	(2,944)	—	(2,944)
Stock-based awards, ESOP activity and other	1	544	—	—	545	—	545
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(23)	(23)
Balance at December 31, 2021	$271	$94	$21,600	$(11,006)	$10,959	$—	$10,959
Net earnings	—	—	5,732	—	5,732	—	5,732
Other comprehensive income, net of tax	—	—	—	2,983	2,983	—	2,983
Repurchases of common stock	(18)	(503)	(7,379)	—	(7,900)	—	(7,900)
Dividends declared ($11.40 per share)	—	—	(3,010)	—	(3,010)	—	(3,010)
Stock-based awards, ESOP activity and other	1	501	—	—	502	—	502
Balance at December 31, 2022	$254	$92	$16,943	$(8,023)	$9,266	$—	$9,266
The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements

Note 1 – Organization and Significant Accounting Policies
Organization – We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics, system integration and cybersecurity services. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. As described in “Note 3 – Information on Business Segments”, we operate in four business segments: Aeronautics, MFC, RMS and Space.
On June 30, 2021, the UK Ministry of Defence terminated the contract to operate the UK’s nuclear deterrent program and assumed control of the entity that manages the program (referred to as the renationalization of the Atomic Weapons Establishment (AWE program)). Accordingly, the AWE program’s ongoing operations, including the entity that manages the program, are no longer included in our financial results as of that date. Therefore, during 2021, AWE only generated sales of $885 million and operating profit of $18 million, which are included in Space’s financial results for the year ended December 31, 2021. During the year ended December 31, 2020, AWE generated sales of $1.4 billion and operating profit of $35 million, which are included in Space’s financial results for 2020.
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
We determine the transaction price for each contract based on the consideration we expect to receive for the products or services being provided under the contract. For contracts where a portion of the price may vary (e.g. awards, incentive fees and claims), we estimate variable consideration at the most likely amount, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. We analyze the risk of a significant revenue reversal and if necessary constrain the amount of variable consideration recognized in order to mitigate this risk.
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
Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. It is converted into sales in future periods as work is performed or deliveries are made. For our cost-reimbursable and fixed-priced-incentive contracts, the estimated consideration we expect to receive pursuant to the terms of the contract may exceed the contractual award amount. The estimated consideration is determined at the outset of the contract and is continuously reviewed throughout the contract period. In determining the estimated consideration, we consider the risks related to the technical, schedule and cost impacts to complete the contract and an estimate of any variable consideration. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of December 31, 2022, our ending backlog was $150.0 billion. We expect to recognize approximately 37% of our backlog over the next 12 months and approximately 61% over the next 24 months as revenue, with the remainder recognized thereafter.
For arrangements with the U.S. Government and FMS contracts, we generally do not begin work on contracts until funding is appropriated by the customer. Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type. Typical payment terms under fixed-price contracts with the U.S. Government provide that the customer pays either performance-based payments (PBPs) based on the achievement of contract milestones or progress payments based on a percentage of costs we incur. Typical payment terms under cost-reimbursable contracts with the U.S Government provide for billing of allowable costs incurred plus applicable fee on a monthly or semi-monthly basis. For the majority of our international direct commercial contracts to deliver complex systems, we typically receive advance payments prior to commencement of work, as well as milestone payments that are paid in accordance with the terms of our contract as we perform. We recognize a liability for payments in excess of revenue recognized, which is presented as a contract liability on the balance sheet. The portion of payments retained by the customer until final contract settlement is not considered a significant financing component because the intent is to protect the customer from our failure to adequately complete some or all of the obligations under the contract. Payments received from customers in advance of revenue recognition are not considered to be significant financing components because they are used to meet working capital demands that can be higher in the early stages of a contract.
For fixed-price and cost-reimbursable contracts, we present revenues recognized in excess of billings as contract assets on the balance sheet. Amounts billed and due from our customers under both contract types are classified as receivables on the balance sheet.
Significant estimates and assumptions are made in estimating contract sales, costs, and profit. We estimate profit as the difference between estimated revenues and total estimated costs to complete the contract. At the outset of a long-term contract, we identify and monitor risks to the achievement of the technical, schedule and cost aspects of the contract, as well as our ability to earn variable consideration, and assess the effects of those risks on our estimates of sales and total costs to complete the contract. The estimates consider the technical requirements (e.g., a newly-developed product versus a mature product), the schedule and associated tasks (e.g., the number and type of milestone events) and costs (e.g., material, labor, subcontractor, overhead, general and administrative and the estimated costs to fulfill our industrial cooperation agreements, sometimes referred to as offset or localization agreements, required under certain contracts with international customers). The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements, schedule and costs in the initial estimated total costs to complete the contract. Profit booking rates may increase during the performance of the contract if we successfully retire risks related to technical, schedule and cost aspects of the contract, which decreases the estimated total costs to complete the contract or may increase the variable consideration we expect to receive on the contract. Conversely, our profit booking rates may decrease if the estimated total costs to complete the contract increase or our estimates of variable consideration we expect to receive decrease. All of the estimates are subject to change during the performance of the contract and may affect the profit booking rate. When estimates of total costs to be incurred on a contract exceed total estimates of the transaction price, a provision for the entire loss is determined at the contract level and is recorded in the period in which the loss is evident, which we refer to as a reach-forward loss.
Comparability of our segment sales, operating profit and operating margin may be impacted favorably or unfavorably by changes in profit booking rates on our contracts for which we recognize revenue over time using the percentage-of-completion cost-to-cost method to measure progress towards completion. Increases in the profit booking rates, typically referred to as favorable profit adjustments, usually relate to revisions in the estimated total costs to fulfill the performance obligations that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate, resulting in an increase in the estimated total costs to fulfill the performance obligations and a reduction in the profit booking rate and are typically referred to as unfavorable profit adjustments. Increases or decreases in profit booking rates are recognized in the current period they are determined and reflect the inception-to-date effect of such changes. Segment operating profit and margin may also be impacted favorably or unfavorably by other items, which may or may not impact sales. Favorable items may include the positive resolution of contractual matters, cost recoveries on severance and restructuring, insurance recoveries and gains on sales of assets. Unfavorable items may include the adverse resolution of contractual matters; COVID-19 impacts or supply chain disruptions; restructuring charges (except for significant severance actions, which are excluded from segment operating results); reserves for disputes; certain asset impairments; and losses on sales of certain assets.
Our consolidated net profit booking rate adjustments increased segment operating profit by approximately $1.8 billion in 2022, $2.0 billion in 2021 and $1.8 billion in 2020. These adjustments increased net earnings by approximately $1.4 billion ($5.40 per share) in 2022 and $1.6 billion ($5.81 per share) in 2021 and $1.5 billion ($5.33 per share) in 2020. We recognized net sales from performance obligations satisfied in prior periods of approximately $2.0 billion in both 2022 and 2020, and $2.2 billion in 2021, which primarily relate to changes in profit booking rates that impacted revenue.
We have various development programs for new and upgraded products, services, and related technologies which have complex design and technical challenges. This development work is inherently uncertain and subject to significant variability in estimates of the cost and time required to complete the work by us and our suppliers. Many of these programs have cost-type contracting arrangements (e.g. cost-reimbursable or cost-plus-fee). In such cases, the associated financial risks are primarily in reduced fees, lower profit rates, or program cancellation if cost, schedule, or technical performance issues arise.
However, some of our existing development programs are contracted on a fixed-price basis or include cost-type contracting for the development phase with fixed-price production options and our customers are increasingly implementing procurement policies such as these that shift risk to contractors. Competitively bid programs with fixed-price development work or fixed-price production options increase the risk of a reach-forward loss upon contract award and during the period of contract performance. Due to the complex and often experimental nature of development programs, we may experience (and have experienced in the past) technical and quality issues during the development of new products or technologies for a variety of reasons. Our development programs are ongoing, and while we believe the cost and fee estimates incorporated in the financial statements are appropriate, the technical complexity of these programs and fixed-price contract structure creates financial risk as estimated completion costs may exceed the current contract value, which could trigger earnings charges, termination provisions, or other financially significant exposures. These programs have risk for reach-forward losses if our estimated costs exceed our estimated contract revenues, and such losses could be significant to our financial results, cash flows, or financial condition. Any such losses are recorded in the period in which the loss is evident.
We have experienced performance issues on a classified fixed-price incentive fee contract that involves highly complex design and systems integration at our Aeronautics business segment and have periodically recognized reach-forward losses. We continue to monitor the technical requirements, remaining work, schedule, and estimated costs to complete the program. During the fourth quarter of 2022, we revised our estimated costs to complete the program by reviewing the design and system integration requirements, remaining work, and schedule and recorded an additional charge of approximately $20 million. Based on this and the revised schedule, which was agreed to in 2021, cumulative losses were approximately $270 million as of December 31, 2022. We will continue to monitor our performance, any future changes in scope, and estimated costs to complete the program and may have to record additional losses in future periods if we experience further performance issues, increases in scope, or cost growth, which could be material to our financial results. In addition, we and our industry team will incur advanced procurement costs (also referred to as pre-contract costs) in order to enhance our ability to achieve the revised schedule and certain milestones. We will monitor the recoverability of pre-contract costs, which could be impacted by the customer’s decision regarding future phases of the program.
We are responsible for a program to design, develop and construct a ground-based radar at our RMS business segment. The program has experienced performance issues for which we have periodically recognized reach-forward losses. As of December 31, 2022, cumulative losses remained at approximately $280 million. We will continue to monitor our performance, any future changes in scope, and estimated costs to complete the program and may have to record additional losses in future periods if we experience further performance issues, increases in scope, or cost growth. However, based on the losses previously recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our financial results or financial condition.
Research and development and similar costs – We conduct research and development (R&D) activities using our own funds (referred to as company-funded R&D or independent research and development (IR&D)) and under contractual arrangements with our customers (referred to as customer-funded R&D) to enhance existing products and services and to develop future technologies. R&D costs include basic research, applied research, concept formulation studies, design, development, and related test activities. Company-funded R&D costs are allocated to customer contracts as part of the general and administrative overhead costs and are generally recoverable to the extent allocable to our cost-reimbursable customer contracts with the U.S. Government. These costs also may be recoverable to the extent allocable to certain fixed-price incentive contracts with the U.S. Government. Customer-funded R&D costs are charged directly to the related customer contracts. Substantially all R&D costs are charged to cost of sales as incurred. Company-funded R&D costs charged to cost of sales totaled $1.7 billion, $1.5 billion and $1.3 billion in 2022, 2021 and 2020.
Stock-based compensation – We issue stock-based compensation awards in the form of restricted stock units (RSUs) and performance stock units (PSUs) that generally vest three years from the grant date and are settled in shares. Compensation cost related to all stock-based awards is measured at the grant date based on the estimated fair value of the award. The grant date fair value of RSUs is equal to the closing market price of our common stock on the grant date less a discount to reflect the delay in payment of dividend-equivalent cash payments that are made only upon vesting. The grant date fair value of PSUs is measured in a manner similar to RSUs for awards that vest based on service and performance conditions or using a Monte Carlo model for awards that vest based on service and market conditions.
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

We periodically assess our tax exposures related to periods that are open to examination. Based on the latest available information, we evaluate our tax positions to determine whether the position will more likely than not be sustained upon examination by the Internal Revenue Service (IRS) or other taxing authorities. If we cannot reach a more-likely-than-not determination, no benefit is recorded. If we determine that the tax position is more likely than not to be sustained, we record the largest amount of benefit that is more likely than not to be realized when the tax position is settled. We record interest and penalties related to income taxes as a component of income tax expense on our consolidated statements of earnings. Interest and penalties were not material during 2022, 2021 or 2020.
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
Receivables – Receivables, net represent our unconditional right to consideration under the contract and include amounts billed and currently due from customers. Receivables, net are recorded at the net amount expected to be collected. There were no significant impairment losses related to our receivables in 2022, 2021 or 2020.

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
Inventories – We record inventories at the lower of cost or estimated net realizable value. The majority of our inventory represents work-in-process for contracts where control has not yet passed to the customer. Work-in-process primarily consists of labor, material, subcontractor, and overhead costs. In addition, costs incurred to fulfill a contract in advance of the contract being awarded are recorded in inventories as work-in-process if we determine that those costs relate directly to a contract or to an anticipated contract that we can specifically identify and contract award is probable, the costs generate or enhance resources that will be used in satisfying performance obligations, and the costs are recoverable (referred to as pre-contract costs). Pre-contract costs that are initially capitalized in inventory are generally recognized as cost of sales consistent with the transfer of products and services to the customer upon the receipt of the anticipated contract. All other pre-contract costs, including start-up costs, are expensed as incurred. We determine the costs of other inventories such as materials, spares and supplies by using the first-in first-out or average cost methods. If events or changes in circumstances indicate that pre-contract costs are no longer recoverable or the utility of our inventories have diminished through damage, deterioration, obsolescence, changes in price or other causes, a loss is recognized in the period in which it occurs.
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
Capitalized software – We capitalize certain costs associated with the development or purchase of internal-use software. The amounts capitalized are included in other noncurrent assets on our consolidated balance sheets and are amortized on a straight-line basis over the estimated useful life of the resulting software, which ranges from two to 15 years. As of December 31, 2022 and 2021, capitalized software totaled $919 million and $777 million, net of accumulated amortization of $2.6 billion and $2.3 billion. No amortization expense is recorded until the software is ready for its intended use. Amortization expense related to capitalized software was $253 million in 2022, $175 million in 2021 and $166 million in 2020.
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
Investments – We hold a portfolio of marketable securities to fund our non-qualified employee benefit plans. A portion of these securities are held in common/collective trust funds and are measured at fair value using Net Asset Value (NAV) per share as a practical expedient. Marketable securities accounted for as trading are recorded at fair value on a recurring basis and are included in other noncurrent assets on our consolidated balance sheets. Gains and losses on these investments are included in other unallocated, net within cost of sales on our consolidated statements of earnings.
We make investments in certain companies that we believe are advancing or developing new technologies applicable to our business. These investments may be in the form of common or preferred stock, warrants, convertible debt securities or investments in funds. Most of the investments are in equity securities without readily determinable fair values, which are measured initially at cost and are then adjusted to fair value only if there is an observable price change or reduced for impairment, if applicable. Investments with quoted market prices in active markets (Level 1) are recorded at fair value at the end of each reporting period. The carrying amounts of these were $589 million and $577 million at December 31, 2022 and December 31, 2021 and are included on our consolidated balance sheets within other assets, both current and noncurrent. During 2022, we recorded $114 million ($86 million, or $0.33 per share, after-tax) of net losses, compared to net gains of $265 million ($199 million, or $0.72 per share, after-tax) during 2021, due to changes in fair value and/or sales of investments which are reflected in the other non-operating income, net account on our consolidated statements of earnings.
Equity method investments – Investments where we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in other noncurrent assets on our consolidated balance sheets. Significant influence typically exists if we have a 20% to 50% ownership interest in the investee. Under this method of accounting, our share of the net earnings or losses of the investee is included in operating profit in other income, net on our consolidated statements of earnings since the activities of the investee are closely aligned with the operations of the business segment holding the investment. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. As of December 31, 2022 and December 31, 2021, our equity method investments totaled $685 million and $689 million, which was primarily composed of our investment in the United Launch Alliance (ULA) joint venture. Our share of net earnings related to our equity method investees was $114 million in 2022, $97 million in 2021 and $163 million in 2020, of which approximately $100 million, $65 million and $135 million was included in our Space business segment operating profit.
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
Goodwill and Intangible Assets – The assets and liabilities of acquired businesses are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying identifiable net assets of acquired businesses. Intangible assets from acquired businesses are recognized at fair value on the acquisition date and consist of customer programs, trademarks, customer relationships, technology and other intangible assets. Customer programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology and trademarks underlying the associated program. Intangible assets are amortized over a period of expected cash flows used to measure fair value, which typically ranges from five to 20 years.
We perform an impairment test of our goodwill at least annually in the fourth quarter or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may be impaired. Such events or changes in circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators, competition, reorganizations of our business, U.S. Government budget restrictions or the disposal of all or a portion of a reporting unit. Our goodwill has been allocated to and is tested for impairment at a level referred to as the reporting unit, which is typically a level below our business segments. The level at which we test goodwill for impairment requires us to determine whether the operations below the business segment constitute a self-sustaining business for which discrete financial information is available and segment management regularly reviews the operating results.
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
During the fourth quarters of 2022, 2021 and 2020, we performed our annual goodwill impairment test for each of our reporting units. The results of our annual impairment tests of goodwill indicated that no impairment existed.
Acquired intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing or more frequently if events or change in circumstance indicate that it is more likely than not that the asset is impaired. This testing compares carrying value to fair value and, when appropriate, the carrying value of these assets is reduced to fair value. Finite-lived intangibles are amortized to expense over the applicable useful lives, ranging from five to 20 years, based on the nature of the asset and the underlying pattern of economic benefit as reflected by future net cash inflows. We perform an impairment test of finite-lived intangibles whenever events or changes in circumstances indicate their carrying value may be impaired.
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

Postretirement benefit plans – Many of our employees and retirees participate in defined benefit pension plans, retiree medical and life insurance plans, and other postemployment plans (collectively, postretirement benefit plans). Obligation amounts we record related to our postretirement benefit plans are computed based on service to date, using actuarial valuations that are based in part on certain key economic assumptions we make, including the discount rate, the expected long-term rate of return on plan assets and other actuarial assumptions including participant longevity (also known as mortality) and health care cost trend rates, each as appropriate based on the nature of the plans.
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
Environmental matters – We record a liability for environmental matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. The amount of liability recorded is based on our estimate of the costs to be incurred for remediation at a particular site. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined. Our environmental liabilities are recorded on our consolidated balance sheets within other liabilities, both current and noncurrent. We expect to include a substantial portion of environmental costs in our net sales and cost of sales in future periods pursuant to U.S. Government regulation. At the time a liability is recorded for future environmental costs, we record assets for estimated future recovery considered probable through the pricing of products and services to agencies of the U.S. Government, regardless of the contract form (e.g., cost-reimbursable, fixed-price). We continually evaluate the recoverability of our assets for the portion of environmental costs that are probable of future recovery by assessing, among other factors, U.S. Government regulations, our U.S. Government business base and contract mix, our history of receiving reimbursement of such costs, and efforts by some U.S. Government representatives to limit such reimbursement. We include the portions of those environmental costs expected to be allocated to our non-U.S. Government contracts, or determined not to be recoverable under U.S. Government contracts, in our cost of sales at the time the liability is established or adjusted. Our assets for the portion of environmental costs that are probable of future recovery are recorded on our consolidated balance sheets within other assets, both current and noncurrent. We project costs and recovery of costs over approximately 20 years.
Derivative financial instruments – Derivatives are recorded at their fair value and included in other current and noncurrent assets and liabilities on our consolidated balance sheets. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on our intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives attributable to highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items or reflected net of income taxes in accumulated other comprehensive loss until the hedged transaction is recognized in earnings. Changes in the fair value of the derivatives that are not highly effective, if any, are immediately recognized in earnings.

Note 2 – Earnings Per Share
The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	2022	2021	2020
Weighted average common shares outstanding for basic computations	263.7	276.4	280.0
Weighted average dilutive effect of equity awards	0.9	1.0	1.2
Weighted average common shares outstanding for diluted computations	264.6	277.4	281.2
We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units (RSUs) and performance stock units (PSUs) based on the treasury stock method. There were no significant anti-dilutive equity awards for the years ended December 31, 2022, 2021 and 2020. Basic and diluted weighted average common shares outstanding decreased in 2022 compared to 2021 due to share repurchases.

Note 3 – Information on Business Segments
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
•Space – Engaged in the research and design, development, engineering and production of satellites, space transportation systems, and strategic, advanced strike, and defensive systems. Space provides network-enabled situational awareness and integrates complex space and ground global systems to help our customers gather, analyze and securely distribute critical intelligence data. Space is also responsible for various classified systems and services in support of vital national security systems. Operating profit for our Space business segment also includes our share of earnings for our 50% ownership interest in ULA, which provides expendable launch services to the U.S. Government and commercial customers. Our investment in ULA totaled $571 million and $585 million at December 31, 2022 and 2021.
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
Summary Operating Results
Sales and operating profit for each of our business segments were as follows (in millions):

	2022	2021	2020
Net sales
Aeronautics	$26,987	$26,748	$26,266
Missiles and Fire Control	11,317	11,693	11,257
Rotary and Mission Systems	16,148	16,789	15,995
Space	11,532	11,814	11,880
Total net sales	$65,984	$67,044	$65,398
Operating profit
Aeronautics	$2,866	$2,799	$2,843
Missiles and Fire Control	1,635	1,648	1,545
Rotary and Mission Systems	1,673	1,798	1,615
Space	1,045	1,134	1,149
Total business segment operating profit	7,219	7,379	7,152
Unallocated items
FAS/CAS pension operating adjustment	1,709	1,960	1,876
Severance and other charges (a)	(100)	(36)	(27)
Other, net (b)	(480)	(180)	(357)
Total unallocated, net	1,129	1,744	1,492
Total consolidated operating profit	$8,348	$9,123	$8,644
(a)Severance and other charges in 2022 include $100 million ($79 million, or $0.31 per share, after-tax) charge related to actions at our RMS business segment, which include severance costs for reduction of positions and asset impairment charges; $36 million ($28 million, or $0.10 per share, after-tax) charge during 2021 associated with plans to close and consolidate certain facilities and reduce total workforce within our RMS business segment; and $27 million ($21 million, or $0.08 per share, after-tax) charge during 2020 related to the planned elimination of certain positions primarily at our corporate functions.
(b)Other, net in 2020 includes a noncash impairment charge of $128 million ($96 million, or $0.34 per share, after-tax) for our investment in the international equity method investee, AMMROC. (See “Note 1 – Organization and Significant Accounting Policies”).

Unallocated Items

Business segment operating profit excludes the FAS/CAS pension operating adjustment described below, a portion of corporate costs not considered allowable or allocable to contracts with the U.S. Government under the applicable U.S. Government cost accounting standards (CAS) or federal acquisition regulations (FAR), and other items not considered part of management’s evaluation of segment operating performance such as a portion of management and administration costs, legal fees and settlements, environmental costs, stock-based compensation expense, changes in the fair value of investments held in a trust for deferred compensation plans, retiree benefits, significant severance actions, significant asset impairments, gains or losses from divestitures, and other miscellaneous corporate activities. Excluded items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. See “Note 1 – Organization and Significant Accounting Policies” (under the caption “Use of Estimates”) for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.

FAS/CAS Pension Operating Adjustment

Our business segments’ results of operations include pension expense only as calculated under U.S. Government Cost Accounting Standards (CAS), which we refer to as CAS pension cost. We recover CAS pension and other postretirement benefit plan cost through the pricing of our products and services on U.S. Government contracts and, therefore, recognize CAS pension cost in each of our business segment’s net sales and cost of sales. Our consolidated financial statements must present pension and other postretirement benefit plan (expense) income calculated in accordance with Financial Accounting Standards (FAS) requirements under U.S. GAAP. The operating portion of the total FAS/CAS pension adjustment represents the difference between the service cost component of FAS pension (expense) income and total CAS pension cost. The non-service FAS pension (expense) income components are included in non-service FAS pension (expense) income in our consolidated statements of earnings. As a result, to the extent that CAS pension cost exceeds the service cost component of FAS pension (expense) income, we have a favorable FAS/CAS pension operating adjustment.

The total FAS/CAS pension adjustments, including the service and non-service cost components of FAS pension (expense) income for our qualified defined benefit pension plans, were as follows (in millions):

	2022	2021	2020
Total FAS (expense) income and CAS cost
FAS pension (expense) income	$(1,058)	$(1,398)	$118
Less: CAS pension cost	1,796	2,066	1,977
Total FAS/CAS pension adjustment	$738	$668	$2,095

Service and non-service cost reconciliation
FAS pension service cost	$(87)	$(106)	$(101)
Less: CAS pension cost	1,796	2,066	1,977
Total FAS/CAS pension operating adjustment	1,709	1,960	1,876
Non-service FAS pension (expense) income	(971)	(1,292)	219
Total FAS/CAS pension adjustment	$738	$668	$2,095
The total FAS/CAS pension adjustment in 2022 reflects a noncash, non-operating pension settlement charge of $1.5 billion ($1.2 billion, or $4.33 per share, after-tax) recognized in connection with the transfer of $4.3 billion of our gross defined benefit pension obligations and related plan assets to an insurance company in the second quarter of 2022. The total FAS/CAS pension adjustment in 2021 reflects a noncash, non-operating pension settlement charge of $1.7 billion ($1.3 billion, or $4.72 per share, after-tax) in connection with the transfer of $4.9 billion of our gross defined benefit pension obligations and related plan assets to an insurance company in the third quarter of 2021. See “Note 11 – Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements.
Intersegment Sales
Sales between our business segments are excluded from our consolidated and segment operating results as these activities are eliminated in consolidation. Intersegment sales for each of our business segments were as follows (in millions):

	2022	2021	2020
Intersegment sales
Aeronautics	$249	$219	$243
Missiles and Fire Control	627	618	562
Rotary and Mission Systems	1,930	1,895	1,903
Space	381	360	377
Total intersegment sales	$3,187	$3,092	$3,085

Disaggregation of Net Sales
Net sales by products and services, contract type, customer category and geographic region for each of our business segments were as follows (in millions):

	2022
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$22,870	$10,048	$12,811	$9,737	$55,466
Services	4,117	1,269	3,337	1,795	10,518
Total net sales	$26,987	$11,317	$16,148	$11,532	$65,984
Net sales by contract type
Fixed-price	$19,431	$8,014	$10,460	$3,064	$40,969
Cost-reimbursable	7,556	3,303	5,688	8,468	25,015
Total net sales	$26,987	$11,317	$16,148	$11,532	$65,984
Net sales by customer
U.S. Government	$18,026	$7,814	$11,331	$11,344	$48,515
International (a)	8,811	3,496	4,470	154	16,931
U.S. commercial and other	150	7	347	34	538
Total net sales	$26,987	$11,317	$16,148	$11,532	$65,984
Net sales by geographic region
United States	$18,176	$7,821	$11,678	$11,378	$49,053
Europe	4,303	1,020	857	87	6,267
Asia Pacific	2,970	461	1,994	54	5,479
Middle East	1,103	1,858	823	12	3,796
Other	435	157	796	1	1,389
Total net sales	$26,987	$11,317	$16,148	$11,532	$65,984

	2021
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$22,631	$10,269	$13,483	$10,052	$56,435
Services	4,117	1,424	3,306	1,762	10,609
Total net sales	$26,748	$11,693	$16,789	$11,814	$67,044
Net sales by contract type
Fixed-price	$19,734	$8,079	$11,125	$2,671	$41,609
Cost-reimbursable	7,014	3,614	5,664	9,143	25,435
Total net sales	$26,748	$11,693	$16,789	$11,814	$67,044
Net sales by customer
U.S. Government	$17,262	$8,341	$11,736	$10,811	$48,150
International (a)	9,403	3,346	4,719	971	18,439
U.S. commercial and other	83	6	334	32	455
Total net sales	$26,748	$11,693	$16,789	$11,814	$67,044
Net sales by geographic region
United States	$17,345	$8,347	$12,070	$10,843	$48,605
Europe	3,973	910	909	968	6,760
Asia Pacific	3,644	292	2,178	(6)	6,108
Middle East	1,351	2,066	827	9	4,253
Other	435	78	805	—	1,318
Total net sales	$26,748	$11,693	$16,789	$11,814	$67,044

	2020
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$22,327	$9,804	$12,748	$10,049	$54,928
Services	3,939	1,453	3,247	1,831	10,470
Total net sales	$26,266	$11,257	$15,995	$11,880	$65,398
Net sales by contract type
Fixed-price	$18,477	$7,587	$10,795	$2,247	$39,106
Cost-reimbursable	7,789	3,670	5,200	9,633	26,292
Total net sales	$26,266	$11,257	$15,995	$11,880	$65,398
Net sales by customer
U.S. Government	$18,175	$8,404	$11,596	$10,293	$48,468
International (a)	8,012	2,842	3,986	1,546	16,386
U.S. commercial and other	79	11	413	41	544
Total net sales	$26,266	$11,257	$15,995	$11,880	$65,398
Net sales by geographic region
United States	$18,254	$8,415	$12,009	$10,334	$49,012
Europe	3,283	767	806	1,478	6,334
Asia Pacific	3,162	280	1,666	68	5,176
Middle East	1,344	1,749	847	—	3,940
Other	223	46	667	—	936
Total net sales	$26,266	$11,257	$15,995	$11,880	$65,398
(a)International sales include FMS contracted through the U.S. Government, direct commercial sales with international governments and commercial and other sales to international customers.
Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented approximately 27% of our consolidated net sales during both 2022 and 2021 and 28% during 2020.
Capital Expenditures, PP&E Depreciation and Software Amortization, and Amortization of Purchased Intangibles

	2022	2021	2020
Capital expenditures
Aeronautics	$461	$477	$534
Missiles and Fire Control	253	304	391
Rotary and Mission Systems	266	279	311
Space	391	305	403
Total business segment capital expenditures	1,371	1,365	1,639
Corporate activities	299	157	127
Total capital expenditures	$1,670	$1,522	$1,766
PP&E depreciation and software amortization (a)
Aeronautics	$383	$348	$348
Missiles and Fire Control	160	153	136
Rotary and Mission Systems	245	250	244
Space	201	205	182
Total business segment depreciation and amortization	989	956	910
Corporate activities	167	123	109
Total depreciation and amortization	$1,156	$1,079	$1,019
Amortization of purchased intangibles
Aeronautics	$1	$1	$—
Missiles and Fire Control	2	2	2
Rotary and Mission Systems	233	232	232
Space	12	50	37
Total amortization of purchased intangibles	$248	$285	$271
(a)Excludes amortization of purchased intangibles.

Assets

Total assets for each of our business segments were as follows (in millions):

	2022	2021
Assets
Aeronautics	$12,055	$10,756
Missiles and Fire Control	5,788	5,243
Rotary and Mission Systems	17,988	17,664
Space	6,351	6,199
Total business segment assets	42,182	39,862
Corporate assets (a)	10,698	11,011
Total assets	$52,880	$50,873
(a)Corporate assets primarily include cash and cash equivalents, deferred income taxes, assets for the portion of environmental costs that are probable of future recovery, property, plant and equipment, investments held in a separate trust for deferred compensation plans and other marketable investments.

Note 4 – Receivables, net, Contract Assets and Contract Liabilities
Receivables, net, contract assets and contract liabilities were as follows (in millions):

	2022	2021
Receivables, net	$2,505	$1,963
Contract assets	12,318	10,579
Contract liabilities	8,488	8,107
Receivables, net consist of approximately $1.8 billion from the U.S. Government and $732 million from other governments and commercial customers as of December 31, 2022. Substantially all accounts receivable at December 31, 2022 are expected to be collected in 2023. We do not believe we have significant exposure to credit risk as the majority of our accounts receivable are due from the U.S. Government either as the ultimate customer or in connection with foreign military sales.
Contract assets are net of progress payments and performance based payments from our customers as well as advance payments from non-U.S. Government customers totaling approximately $47.0 billion and $43.9 billion as of December 31, 2022 and 2021. Contract assets increased $1.7 billion during 2022, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during 2022 for which we have not yet billed our customers (primarily on the F-35 program at Aeronautics). There were no significant credit or impairment losses related to our contract assets during 2022 and 2021. We expect to bill our customers for the majority of the December 31, 2022 contract assets during 2023.
Contract liabilities increased $381 million during 2022, primarily due to payments received in excess of revenue recognized on these performance obligations. During 2022, we recognized $4.8 billion of our contract liabilities at December 31, 2021 as revenue. During 2021, we recognized $4.5 billion of our contract liabilities at December 31, 2020 as revenue. During 2020, we recognized $4.0 billion of our contract liabilities at December 31, 2019 as revenue.

Note 5 – Inventories
Inventories consisted of the following (in millions):

	2022	2021
Materials, spares and supplies	$599	$624
Work-in-process	2,297	2,163
Finished goods	192	194
Total inventories	$3,088	$2,981
Costs incurred to fulfill a contract in advance of the contract being awarded are included in inventories as work-in-process if we determine that those costs relate directly to a contract or to an anticipated contract that we can specifically identify and determine that contract award is probable, the costs generate or enhance resources that will be used in satisfying performance obligations, and the costs are recoverable (referred to as pre-contract costs). Pre-contract costs that are initially capitalized in inventory are generally recognized as cost of sales consistent with the transfer of products and services to the customer upon the receipt of the anticipated contract. All other pre-contract costs, including start-up costs, are expensed as incurred. As of December 31, 2022 and 2021, $791 million and $634 million of pre-contract costs were included in inventories.

Note 6 – Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following (in millions):

	2022	2021
Land	$147	$144
Buildings	8,555	8,003
Machinery and equipment	9,400	9,053
Construction in progress	2,036	1,900
Total property, plant and equipment	20,138	19,100
Less: accumulated depreciation	(12,163)	(11,503)
Total property, plant and equipment, net	$7,975	$7,597
Depreciation expense related to plant and equipment was $903 million in 2022, $904 million in 2021 and $853 million in 2020.

Note 7 – Goodwill and Acquired Intangibles
Changes in the carrying amount of goodwill by business segment were as follows (in millions):

	Aeronautics	MFC	RMS	Space	Total
Balance at December 31, 2020	$187	$2,091	$6,768	$1,760	$10,806
Acquisitions	—	—	—	17	17
Other	—	(1)	(9)	—	(10)
Balance at December 31, 2021	187	2,090	6,759	1,777	10,813
Acquisitions	—	—	3	—	3
Other	9	(7)	(36)	(2)	(36)
Balance at December 31, 2022	$196	$2,083	$6,726	$1,775	$10,780
The gross carrying amounts and accumulated amortization of our acquired intangible assets consisted of the following (useful life in years, $ in millions):

		2022			2021
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived:
Customer programs	9 - 20	$3,186	$(1,664)	$1,522	$3,184	$(1,431)	$1,753
Customer relationships	4 - 10	94	(78)	16	120	(96)	24
Other	3 - 10	72	(38)	34	76	(34)	42
Total finite-lived intangibles		3,352	(1,780)	1,572	3,380	(1,561)	1,819
Indefinite-Lived:
Trademark		887	—	887	887	—	887
Total acquired intangibles		$4,239	$(1,780)	$2,459	$4,267	$(1,561)	$2,706
Acquired finite-lived intangible assets are amortized to expense primarily on a straight-line basis over their estimated useful lives.
Amortization expense for acquired finite-lived intangible assets was $248 million, $285 million and $271 million in 2022, 2021 and 2020. Estimated future amortization expense is as follows: $248 million in 2023; $244 million in 2024; $220 million in 2025; $154 million in 2026; and $153 million in 2027.

Note 8 – Leases
We generally enter into operating lease agreements for facilities, land and equipment. Our ROU operating lease assets were $1.1 billion at December 31, 2022. Operating lease liabilities were $1.2 billion, of which $916 million were classified as noncurrent, at December 31, 2022. New ROU operating lease assets and liabilities entered into during 2022 were $25 million. The weighted average remaining lease term and discount rate for our operating leases were approximately 7.4 years and 2.4% at December 31, 2022.

We recognized operating lease expense of $275 million in both 2022 and 2021 and $223 million in 2020. In addition, we made cash payments of $269 million for operating leases during 2022, which are included in cash flows from operating activities in our consolidated statement of cash flows.

Future minimum lease commitments at December 31, 2022 were as follows (in millions):

	Total	2023	2024	2025	2026	2027	Thereafter
Operating leases	$1,342	$327	$226	$178	$131	$101	$379
Less: imputed interest	125
Total	$1,217

Note 9 – Income Taxes

Income Tax Provisions

Federal and foreign income tax expense for continuing operations consisted of the following (in millions):

	2022	2021	2020
Federal income tax expense (benefit):
Current	$1,618	$1,325	$1,292
Deferred	(776)	(194)	21
Total federal income tax expense	842	1,131	1,313
Foreign income tax expense (benefit):
Current	87	93	50
Deferred	19	11	(16)
Total foreign income tax expense	106	104	34
Total federal and foreign income tax expense	$948	$1,235	$1,347
Our total net state income tax expense was $124 million for 2022, $195 million for 2021, and $197 million for 2020. State income taxes are allowable costs in establishing prices for the products and services we sell to the U.S. Government. Therefore, state income tax expenses are included in our cost of sales, as general and administrative costs. As a result, the impact of certain transactions on our operating profit and of other matters presented in these consolidated financial statements is disclosed net of state income taxes.

A reconciliation of the U.S. federal statutory income tax expense to actual income tax expense for continuing operations is as follows (in millions):

	2022		2021		2020
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense at the U.S. federal statutory tax rate	$1,403	21.0%	$1,585	21.0%	$1,729	21.0%
Research and development tax credit	(178)	(2.7)	(118)	(1.6)	(97)	(1.2)
Foreign derived intangible income deduction	(176)	(2.6)	(170)	(2.3)	(170)	(2.1)
Tax deductible dividends	(67)	(1.0)	(65)	(0.9)	(64)	(0.8)
Excess tax benefits for stock-based payment awards	(42)	(0.6)	(28)	(0.4)	(52)	(0.6)
Other, net	8	0.1	31	0.6	1	0.1
Income tax expense	$948	14.2%	$1,235	16.4%	$1,347	16.4%
The rate for 2022 was lower than the rate for 2021 primarily due to increased research and development tax credits. The rate for all years benefited from tax deductions for foreign derived intangible income, dividends paid to our defined contribution plans with an employee stock ownership plan feature, and employee equity awards.
Uncertain Tax Positions

The change in unrecognized tax benefits were as follows (in millions):

	2022	2021	2020
Balance at January 1	$69	$50	$56
Additions based on tax positions related to the current year	1,572	23	14
Additions for tax positions of prior years	5	30	1
Reductions for tax positions of prior years	(2)	(19)	(20)
Settlements with tax authorities	(23)	(14)	—
Other, net	1	(1)	(1)
Balance at December 31	$1,622	$69	$50
As of December 31, 2021, our liabilities associated with uncertain tax positions were not material. For the year ended December 31, 2022, our liabilities associated with uncertain tax positions increased to $1.6 billion with a corresponding increase to net deferred tax assets primarily resulting from the Tax Cuts and Jobs Act of 2017’s elimination of the option for taxpayers to deduct research and development expenditures immediately in the year incurred and instead requiring taxpayers to amortize such expenditures over five years. It is reasonably possible that within the next twelve months, our liabilities associated with uncertain tax positions may increase by approximately $1.3 billion related to this provision.
This uncertain tax position will have an immaterial impact to our effective tax rate if recognized.
We recognize accrued interest and penalties related to unrecognized tax benefits as part of our income tax expense. As of December 31, 2022 and 2021, our accrued interest and penalties related to unrecognized tax benefits were not material.

Deferred Income Taxes
The primary components of our federal and foreign deferred income tax assets and liabilities at December 31 were as follows (in millions):

	2022	2021
Deferred tax assets related to:
Pensions	$1,340	$1,985
Accrued compensation and benefits	718	957
Contract accounting methods	510	470
Research and development expenditures	2,268	—
Foreign company operating losses and credits	20	40
Other (a)	471	473
Valuation allowance	(31)	(15)
Deferred tax assets, net	5,296	3,910
Deferred tax liabilities related to:
Goodwill and intangible assets	449	401
Property, plant and equipment	503	518
Exchanged debt securities and other (a)	605	709
Deferred tax liabilities	1,557	1,628
Net deferred tax assets	$3,739	$2,282
(a)Includes deferred tax assets and liabilities related to lease liability and ROU asset.
We and our subsidiaries file federal income tax returns in the U.S. and income tax returns in various foreign jurisdictions. With few exceptions, the statute of limitations for these jurisdictions is no longer open for audit or examination for the years before 2015 with respect to various foreign jurisdictions and before 2018 for federal income taxes in the U.S.
We withdrew from the IRS Compliance Assurance Process (CAP) program in 2022 starting with our 2021 tax return. Examinations of the years 2018 to 2020 remain under IRS review under the CAP program. We are also subject to taxation in various states and foreign jurisdictions including Australia, Canada, India, Italy, Japan, Poland, and the United Kingdom. We are under, or may be subject to, audit or examination and additional assessments by the relevant authorities.
Our federal and foreign income tax payments, net of refunds, were $1.6 billion in 2022 and $1.4 billion in 2021 and 2020.

Note 10 – Debt
Our total debt consisted of the following (in millions):

	2022	2021
Notes
3.10% due 2023	$—	$500
2.90% due 2025	—	750
4.95% due 2025	500	—
3.55% due 2026	1,000	2,000
5.10% due 2027	750	—
1.85% due 2030	400	400
3.90% due 2032	800	—
5.25% due 2033	1,000	—
3.60% due 2035	500	500
4.50% and 6.15% due 2036	1,054	1,054
4.07% due 2042	1,336	1,336
3.80% due 2045	1,000	1,000
4.70% due 2046	1,326	1,326
2.80% due 2050	750	750
4.09% due 2052	1,578	1,578
4.15% due 2053	850	—
5.70% due 2054	1,000	—
4.30% due 2062	650	—
5.90% due 2063	750	—
Other notes with rates from 4.85% to 8.5%, due 2023 to 2029	1,598	1,605
Total debt	16,842	12,799
Less: unamortized discounts and issuance costs	(1,295)	(1,123)
Total debt, net	15,547	11,676
Less: current portion	(118)	(6)
Long-term debt, net	$15,429	$11,670
Revolving Credit Facility
On August 24, 2022, we entered into a new Revolving Credit Agreement (the “Revolving Credit Agreement”) with various banks. The Revolving Credit Agreement consists of a $3.0 billion five-year unsecured revolving credit facility, with the option to increase the commitments under the credit facility by an additional amount of up to $500 million (for an aggregate amount of up to $3.5 billion), subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The Revolving Credit Agreement matures on August 24, 2027. However, we may request that commitments be renewed for additional one-year periods under certain circumstances as set forth in the Revolving Credit Agreement. The Revolving Credit Agreement is available for any of our lawful corporate purposes, including supporting commercial paper borrowings. Borrowings under the Revolving Credit Agreement are unsecured and bear interest at rates set forth in the Revolving Credit Agreement. The Revolving Credit Agreement contains customary representations, warranties and covenants, including covenants restricting ours and certain of our subsidiaries’ ability to encumber assets and our ability to merge or consolidate with another entity. The Revolving Credit Agreement replaces our revolving credit agreement (the “Former Credit Agreement”), which had been scheduled to mature on August 24, 2026. The Former Credit Agreement, which had a total capacity of $3.0 billion and was undrawn, was terminated effective August 24, 2022. There were no borrowings under the Revolving Credit Agreement or the Former Credit Agreement at December 31, 2022 and 2021. As of December 31, 2022 and 2021, we were in compliance with all covenants contained in the Revolving Credit Agreement and Former Credit Agreement, as well as in our debt agreements.
Commercial Paper
We have agreements in place with financial institutions to provide for the issuance of commercial paper. The outstanding balance of commercial paper can fluctuate daily and the amount outstanding during the period may be greater or less than the amount reported at the end of the period. There were no commercial paper borrowings outstanding as of December 31, 2022 and we did not issue or repay any during 2022. We may, as conditions warrant, issue commercial paper backed by our revolving credit agreement to manage the timing of cash flows.
Long Term Debt
On October 24, 2022, we issued a total of $4.0 billion of senior unsecured notes, consisting of $500 million aggregate principal amount of 4.95% Notes due 2025 (the “2025 Notes”), $750 million aggregate principal amount of 5.10% Notes due 2027 (the “2027 Notes”), $1.0 billion aggregate principal amount of 5.25% Notes due 2033 (the “2033 Notes”), $1.0 billion aggregate principal amount of 5.70% Notes due 2054 (the “2054 Notes”) and $750 million aggregate principal amount of 5.90% Notes due 2063 (the “2063 Notes” and, together with the 2025 Notes, the 2027 Notes, the 2033 Notes and the 2054 Notes, the “October 2022 Notes”) in a registered public offering. We will pay interest on the 2025 Notes semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2023. We will pay interest on the 2033 Notes semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2023. We will pay interest on each of 2027 Notes, 2054 Notes and 2063 Notes semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2023. We may, at our option, redeem the October 2022 Notes of any series, in whole or in part, at any time at the redemption prices equal to the greater of 100% of the principal amount of the October 2022 Notes to be redeemed or an applicable “make-whole” amount, plus accrued and unpaid interest to the date of redemption. We used the net proceeds from this offering to enter into an accelerated share repurchase (ASR) agreement to repurchase $4.0 billion of our common stock.
On May 5, 2022, we issued a total of $2.3 billion of senior unsecured notes, consisting of $800 million aggregate principal amount of 3.90% Notes due June 15, 2032 (the “2032 Notes”), $850 million aggregate principal amount of 4.15% Notes due June 15, 2053 (the “2053 Notes”) and $650 million aggregate principal amount of 4.30% Notes due June 15, 2062 (the “2062 Notes” and, together with the 2032 Notes and 2053 Notes, the “May 2022 Notes”) in a registered public offering. Net proceeds received from the offering were, after deducting pricing discounts and debt issuance costs, which are being amortized and recorded as interest expense over the term of the May 2022 Notes. We will pay interest on the May 2022 Notes semi-annually in arrears on June 15 and December 15 of each year with the first payment made on June 15, 2022. We may, at our option, redeem the May 2022 Notes of any series, in whole or in part, at any time and from time to time, at a redemption price equal to the greater of 100% of the principal amount of the May 2022 Notes to be redeemed or an applicable make-whole amount, plus accrued and unpaid interest to the date of redemption.
On May 11, 2022, we used the net proceeds from the May 2022 Notes to redeem all of the outstanding $500 million in aggregate principal amount of our 3.10% Notes due 2023, $750 million in aggregate principal amount of our 2.90% Notes due 2025, and the remaining balance of the net proceeds to redeem $1.0 billion of our outstanding $2.0 billion in aggregate principal amount of our 3.55% Notes due 2026 at their redemption price. We paid make-whole premiums of $13.9 million in connection with the early extinguishments of debt. We incurred losses of $34 million ($26 million, or $0.10 per share, after tax) on these transactions related to early extinguishments of debt, additional interest expense and other related charges, which was recorded in other non-operating (expense) income, net in our consolidated statements of earnings.
In September 2021, we repaid $500 million of long-term notes with a fixed interest rate of 3.35% according to their scheduled maturities.
We made interest payments of approximately $573 million, $543 million and $567 million during the years ended December 31, 2022, 2021 and 2020.
Note 11 – Postretirement Benefit Plans
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

Salaried employees hired after December 31, 2005 are not eligible to participate in our qualified defined benefit pension plans, but are eligible to participate in a qualified defined contribution plan in addition to our other retirement savings plans. They also have the ability to participate in our retiree medical plans, but we do not subsidize the cost of their participation in those plans as we do with employees hired before January 1, 2006. Over the last few years, we have negotiated similar changes with various labor organizations such that new union represented employees do not participate in our defined benefit pension plans. Our defined benefit pension plans for salaried employees were fully frozen effective January 1, 2020, at which time such employees no longer earn additional benefits under the defined benefit pension plans and were transitioned to an enhanced defined contribution retirement savings plan.
During the second quarter of 2022, we purchased group annuity contracts to transfer $4.3 billion of gross defined benefit pension obligations and related plan assets to an insurance company for approximately 13,600 U.S. retirees and beneficiaries. In connection with this transaction, we recognized a noncash, non-operating pension settlement charge of $1.5 billion ($1.2 billion, or $4.33 per share, after-tax) for the affected plans in the quarter ended June 26, 2022, which represents the accelerated recognition of actuarial losses that were included in the accumulated other comprehensive loss (AOCL) account within stockholders’ equity. During the third quarter of 2021, we purchased group annuity contracts to transfer $4.9 billion of gross defined benefit pension obligations and related plan assets to an insurance company for approximately 18,000 U.S. retirees and beneficiaries, and in connection recognized a noncash pension settlement charge of $1.7 billion ($1.3 billion, or $4.72 per share, after tax) in 2021. These group annuity contracts were purchased using assets from Lockheed Martin’s master retirement trust and no additional funding contributions were required. These transactions had no impact on the amount, timing, or form of the monthly retirement benefit payments to the affected retirees and beneficiaries; and as a result of these transactions, we were relieved of all responsibility for the pension obligations and the insurance company is now required to pay and administer the retirement benefits.

Qualified Defined Benefit Pension Plans and Retiree Medical and Life Insurance Plans
FAS (Expense) Income
The pretax FAS (expense) income related to our qualified defined benefit pension plans and retiree medical and life insurance plans included the following (in millions):

	Qualified Defined Benefit Pension Plans			Retiree Medical and Life Insurance Plans
	2022	2021	2020	2022	2021	2020
Operating:
Service cost	$(87)	$(106)	$(101)	$(9)	$(13)	$(13)
Non-operating:
Interest cost	(1,289)	(1,220)	(1,538)	(49)	(53)	(70)
Expected return on plan assets	1,854	2,146	2,264	136	141	127
Recognized net actuarial (losses) gains	(425)	(902)	(849)	46	—	4
Amortization of prior service credits (costs)	359	349	342	(27)	(37)	(39)
Settlement charge	(1,470)	(1,665)	—	—	—	—
Non-service FAS (expense) income	(971)	(1,292)	219	106	51	22
Total FAS (expense) income	$(1,058)	$(1,398)	$118	$97	$38	$9

We record the service cost component of FAS (expense) income for our qualified defined benefit plans and retiree medical and life insurance plans in the cost of sales accounts; the non-service components of our FAS (expense) income for our qualified defined benefit pension plans in the non-service FAS pension (expense) income account; and the non-service components of our FAS income for our retiree medical and life insurance plans as part of the other non-operating (expense) income, net account on our consolidated statements of earnings.

Funded Status

The following table provides a reconciliation of benefit obligations, plan assets and net (unfunded) funded status of our qualified defined benefit pension plans and our retiree medical and life insurance plans (in millions):

	Qualified Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
	2022	2021	2022	2021
Change in benefit obligation
Beginning balance (a)	$43,447	$51,352	$1,839	$2,271
Service cost	87	106	9	13
Interest cost	1,289	1,220	49	53
Actuarial (gains) losses (b)	(10,270)	(2,045)	(396)	(352)
Settlements (c)	(4,309)	(4,885)	—	—
Plan amendments	186	2	1	—
Benefits paid	(1,732)	(2,303)	(207)	(217)
Medicare Part D subsidy	—	—	3	4
Participants’ contributions	—	—	61	67
Ending balance (a)	$28,698	$43,447	$1,359	$1,839
Change in plan assets
Beginning balance at fair value	$35,192	$38,481	$2,169	$2,085
Actual return on plan assets (d)	(5,923)	3,899	(381)	224
Settlements (c)	(4,309)	(4,885)	—	—
Benefits paid	(1,732)	(2,303)	(207)	(217)
Company contributions	—	—	11	6
Medicare Part D subsidy	—	—	3	4
Participants’ contributions	—	—	61	67
Ending balance at fair value	$23,228	$35,192	$1,656	$2,169
(Unfunded) funded status of the plans	$(5,470)	$(8,255)	$297	$330
(a)Benefit obligation balances represent the projected benefit obligation for our qualified defined benefit pension plans and the accumulated benefit obligation for our retiree medical and life insurance plans.
(b)Actuarial gains for our qualified defined benefit pension plans in 2022 primarily reflect an increase in the discount rate from 2.875% at December 31, 2021 to 5.25% at December 31, 2022, which decreased benefit obligations by $10.2 billion. Actuarial gains for our retiree medical and life insurance plans in 2022 reflect an increase in the discount rate from 2.750% at December 31, 2021 to 5.25% at December 31, 2022, which decreased benefit obligations by $335 million. Actuarial gains for our qualified defined benefit pension plans in 2021 primarily reflect an increase in the discount rate from 2.50% at December 31, 2020 to 2.875% at December 31, 2021, which decreased benefit obligations by $2.3 billion, partially offset by an increase of approximately $250 million due to changes in longevity assumptions and participant data. Actuarial gains for our retiree medical and life insurance plans in 2021 reflect an increase in the discount rate from 2.375% at December 31, 2020 to 2.75% at December 31, 2021, which decreased benefit obligations by $70 million, and $282 million due to changes in plan participation assumptions and claims data.
(c)Qualified defined benefit pension plan settlements in 2022 and 2021 represent the transfer of gross defined benefit pension obligations and related plan assets to insurance companies pursuant to group annuity contracts purchased in the second quarter of 2022 and third quarter of 2021 as described above.
(d)Actual return on plan assets for our qualified defined benefit pension plans and retiree medical and life insurance plans was approximately (18)% in 2022 and 10.5% in 2021.

We are required to recognize the net funded status of each postretirement benefit plan on a standalone basis as either an asset or a liability on our consolidated balance sheet. The funded status is measured as the difference between the fair value of each plan’s assets and the benefit obligation. Each year we measure the fair value of each plan’s assets and benefit obligation on December 31, consistent with our fiscal year end. The fair value of each plan’s benefit obligation reflects assumptions in effect as of the measurement date as described below. For certain of our qualified defined benefit pension plans and retiree medical and life insurance plans the plan assets may exceed the benefit obligation, for which we recognize the net amount as an asset on our consolidated balance sheet. Conversely, for most of our qualified defined benefit pension plans the benefit obligation exceeds plan assets, for which we recognize the net amount as a liability on our consolidated balance sheet.

The following table provides amounts recognized on our consolidated balance sheets related to our qualified defined benefit pension plans and our retiree medical and life insurance plans (in millions):

	Qualified Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
	2022	2021	2022	2021
Other noncurrent assets	$2	$64	$297	$330
Accrued pension liabilities	(5,472)	(8,319)	—	—
Net (unfunded) funded status of the plans	$(5,470)	$(8,255)	$297	$330
The accumulated benefit obligation (ABO) for all qualified defined benefit pension plans was $28.6 billion and $43.4 billion at December 31, 2022 and 2021. The ABO represents benefits accrued without assuming future compensation increases to plan participants and is approximately equal to our projected benefit obligation. Plans where the benefit obligation was less than plan assets represent prepaid pension assets, which are included on our consolidated balance sheets in other noncurrent assets. Plans where the obligation was in excess of plan assets represent accrued pension liabilities, which are included on our consolidated balance sheets.
Differences between the actual return and expected return on plan assets during the year and changes in the benefit obligation for our qualified defined benefit pension plans and retiree medical and life insurance plans due to changes in the annual valuation assumptions generate actuarial gains or losses. Additionally, the benefit obligation for our qualified defined benefit pension plans and retiree medical and life insurance plans may increase or decrease as a result of plan amendments that affect the benefits to plan participants related to service for periods prior to the effective date of the amendment, which generates prior service costs or credits. Actuarial gains or losses, and prior service costs or credits, are initially deferred in accumulated other comprehensive loss and subsequently amortized for each plan into (expense) or income on a straight-line basis either over the average remaining life expectancy of plan participants or over the average remaining service period of plan participants, subject to certain thresholds.

The following table provides the amount of actuarial gains or losses and prior service costs or credits recognized in accumulated other comprehensive loss related to qualified defined benefit pension plans and retiree medical and life insurance plans at December 31 (in millions):

	Qualified Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
	2022	2021	2022	2021
Accumulated other comprehensive (loss) pre-tax related to:
Net actuarial (losses)	$(10,287)	$(14,675)	$387	$554
Prior service credit (cost)	339	884	(10)	(36)
Total	$(9,948)	$(13,791)	$377	$518
Estimated tax	2,117	2,947	(79)	(110)
Net amount recognized in accumulated other comprehensive (loss)	$(7,831)	$(10,844)	$298	$408

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

	Incurred but Not Yet Recognized in FAS Expense			Recognition of Previously Deferred Amounts
	2022	2021	2020	2022	2021	2020
Actuarial gains and (losses)
Qualified defined benefit pension plans	$1,952	$2,987	$(1,005)	$(1,490)	$(2,019)	$(668)
Retiree medical and life insurance plans	(95)	342	43	36	—	3
Other plans	165	76	(104)	(39)	(24)	(24)
	2,022	3,405	(1,066)	(1,493)	(2,043)	(689)
Net prior service credit and (cost)
Qualified defined benefit pension plans	(146)	(1)	(7)	283	274	269
Retiree medical and life insurance plans	(1)	—	6	(22)	(29)	(30)
Other plans	(2)	—	—	7	11	10
	(149)	(1)	(1)	268	256	249
Total	$1,873	$3,404	$(1,067)	$(1,225)	$(1,787)	$(440)
Assumptions Used to Determine Benefit Obligations and FAS (Expense) Income

We measure the fair value of each plan’s assets and benefit obligation on December 31, consistent with our fiscal year end. Benefit obligations as of the end of each year reflect assumptions in effect as of those dates. Expense is based on assumptions in effect at the end of the preceding year or from the most recent interim remeasurement. The assumptions used to determine the benefit obligations at December 31 of each year and FAS expense for each subsequent year were as follows:

	Qualified Defined Benefit Pension Plans			Retiree Medical and Life Insurance Plans
	2022	2021	2020	2022	2021	2020
Weighted average discount rate (a)	5.250%	2.875%	2.500%	5.250%	2.750%	2.375%
Expected long-term rate of return on assets (a)	6.50%	6.50%	7.00%	6.50%	6.50%	7.00%
Health care trend rate assumed for next year				7.25%	7.50%	7.75%
Ultimate health care trend rate				4.50%	4.50%	4.50%
Year ultimate health care trend rate is reached				2034	2034	2034
(a)A pension discount rate of 4.75%, and 2.75%, was used for the applicable plans following the transaction and remeasurement recognized in the second quarter of 2022, and third quarter of 2021, respectively. We lowered our expected long-term rate of return on plan assets from 7.00% to 6.50% in connection with the third quarter of 2021 remeasurement, applicable to all qualified defined benefit pension and retiree medical and life insurance plans as of the December 31, 2021 remeasurement.
The long-term rate of return assumption represents the expected long-term rate of earnings on the funds invested, or to be invested, to provide for the benefits included in the benefit obligations. That assumption is based on several factors including historical market index returns, the anticipated long-term allocation of plan assets, the historical return data for the trust funds, plan expenses and the potential to outperform market index returns. The actual investment losses for our qualified defined benefit plans during 2022 of $(5.9) billion based on an actual rate of return of approximately (18)% reduced plan assets more than the $1.9 billion expected return based on our long-term rate of return assumption.

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
LMIMCo’s investment policies require that asset allocations of postretirement benefit plans be maintained within the following approximate ranges:

Asset Class	Asset Allocation Ranges
Cash and cash equivalents	0-20%
Global Equity	15-65%
Fixed income	10-60%
Alternative investments:
Private equity funds	5-25%
Real estate funds	5-15%
Hedge funds	0-20%
Commodities	0-10%

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

	December 31, 2022				December 31, 2021
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Investments measured at fair value
Cash and cash equivalents (a)	$1,952	$1,952	$—	$—	$991	$991	$—	$—
Equity (a):
U.S. equity securities	3,162	3,060	6	96	6,479	6,444	5	30
International equity securities	2,298	2,245	17	36	4,882	4,880	—	2
Commingled equity funds	459	183	276	—	869	36	833	—
Fixed income (a):
Corporate debt securities	4,491	—	4,272	219	6,397	—	6,295	102
U.S. Government securities	2,219	—	2,219	—	2,864	—	2,864	—
U.S. Government-sponsored enterprise securities	572	—	572	—	228	—	228	—
Interest rate swaps, net	(1,165)	—	(1,165)	—	636	—	636	—
Other fixed income investments (b)	1,980	81	680	1,219	4,100	49	2,435	1,616
Total	$15,968	$7,521	$6,877	$1,570	$27,446	$12,400	$13,296	$1,750
Investments measured at NAV
Commingled equity funds	—				130
Other fixed income investments	730				701
Private equity funds	4,703				5,386
Real estate funds	3,383				3,059
Hedge funds	689				556
Total investments measured at NAV	9,505				9,832
Loan, net (c)	(497)				—
(Payables) Receivables, net	(92)				83
Total	$24,884				$37,361
(a)Cash and cash equivalents, equity securities and fixed income securities included derivative assets and liabilities with fair values that were not material as of December 31, 2022 and 2021. LMIMCo’s investment policies restrict the use of derivatives to either establish long or short exposures for purposes consistent with applicable investment mandate guidelines or to hedge risks to the extent of a plan’s current exposure to such risks. Most derivative transactions are settled on a daily basis.
(b)Level 3 investments include $1.1 billion at December 31, 2022 and $1.5 billion at December 31, 2021 related to buy-in contracts.
(c)The Lockheed Martin Corporation Master Retirement Trust (MRT) obtained a loan from a third party financial institution, collateralized by private equity investments, to invest in fixed income securities.

Changes in the fair value of plan assets categorized as Level 3 during 2022 and 2021 were not significant.
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
Fixed income investments categorized as Level 1 are publicly exchange-traded. Fixed income investments, including interest rate swaps, categorized as Level 2 are valued by the trustee using pricing models that use verifiable observable market data (e.g., interest rates and yield curves observable at commonly quoted intervals and credit spreads), bids provided by brokers or dealers or quoted prices of securities with similar characteristics. Fixed income investments are categorized as Level 3 when valuations using observable inputs are unavailable. The trustee typically obtains pricing based on indicative quotes or bid evaluations from vendors, brokers or the investment manager. In addition, certain other fixed income investments categorized as Level 3 are valued using a discounted cash flow approach. Significant inputs include projected annuity payments and the discount rate applied to those payments.
Certain commingled equity and fixed income funds, consisting of underlying equity and fixed income securities, respectively, are valued using the NAV practical expedient. The NAV valuations are based on the underlying investments and typically redeemable within 90 days. The NAV is the total value of the fund divided by the number of the fund’s shares outstanding.
Private equity funds consist of partnerships and similar vehicles. The NAV is based on valuation models of the underlying securities, which includes unobservable inputs that cannot be corroborated using verifiable observable market data. These funds typically have terms between eight and 12 years.

Real estate funds consist of partnerships and similar vehicles, for which the NAV is based on valuation models and periodic appraisals. These funds typically have redemption periods between eight and 10 years.
Hedge funds consist of separate accounts and commingled funds, for which the NAV is generally based on the valuation of the underlying investments. Redemptions in hedge funds generally range from a minimum of one month to several months.
Contributions and Expected Benefit Payments
The required funding of our qualified defined benefit pension plans is determined in accordance with ERISA, as amended, and in a manner consistent with CAS and Internal Revenue Code rules. We made no contributions to our qualified defined benefit pension plans in 2022 and do not plan to make contributions to our qualified defined benefit pension plans in 2023.

The following table presents estimated future benefit payments as of December 31, 2022 (in millions):

	2023	2024	2025	2026	2027	2028 – 2032
Qualified defined benefit pension plans	$1,720	$1,810	$1,890	$1,950	$2,000	$10,150
Retiree medical and life insurance plans	140	130	130	120	120	530

We maintain various trusts to fund the obligations of our qualified defined benefit pension plans and retiree medical and life insurance plans. We expect the estimated future benefit payments will be paid using assets in the trusts established for the plans.
Nonqualified Defined Benefit Pension Plans and Other Postemployment Plans

We sponsor nonqualified defined benefit pension plans to provide benefits in excess of qualified plan limits imposed by federal tax law. The gross benefit obligation for these plans was $1.0 billion and $1.3 billion as of December 31, 2022 and 2021, most of which was recorded in the other noncurrent liabilities account on our consolidated balance sheet. We have set aside certain assets totaling $595 million and $872 million as of December 31, 2022 and 2021 in a separate trust that we expect to use to pay the benefit obligations under our nonqualified defined benefit pension plans, most of which were recorded in the other noncurrent assets account on our consolidated balance sheet. We record the gross assets on our consolidated balance sheet, rather than netting such assets with the benefit obligation for our nonqualified defined benefit pension plans, because the assets held are diversified and legally the assets may be used to settle other obligations or claims (although that is not our intent). Actuarial losses and unrecognized prior service credits related to our nonqualified defined benefit pension plans that were recorded in accumulated other comprehensive loss, pretax, totaled $331 million and $625 million at December 31, 2022 and 2021. We recognized pretax pension expense of $81 million in 2022, $56 million in 2021 and $59 million in 2020 related to our nonqualified defined benefit pension plans. The assumptions used to determine the benefit obligations and FAS expense for our nonqualified defined benefit pension plans are similar to the assumptions for our qualified defined benefit pension plans described above.
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
Defined Contribution Retirement Savings Plans
We maintain a number of defined contribution retirement savings plans, most with 401(k) features, that cover substantially all of our employees. Under the provisions of these plans, employees can make contributions on a before-tax and after-tax basis to investment funds to save for retirement. For most plans, we make employer contributions to the employee accounts that comprise of a company non-elective contribution and a matching contribution. Company contributions are automatically invested in an Employee Stock Ownership Plan (ESOP) fund, which primarily invests in shares of our common stock. Plan participants can transfer from the ESOP fund into any investment option provided by the respective plan. Our contributions to defined contribution retirement savings plans were $1.1 billion in 2022 and 2021 and $984 million in 2020. Our defined contribution retirement savings plans held 27.4 million and 28.9 million shares of our common stock at December 31, 2022 and 2021.

Note 12 – Stockholders’ Equity
At December 31, 2022 and 2021, our authorized capital was composed of 1.5 billion shares of common stock and 50 million shares of series preferred stock. Of the 255 million and 272 million shares of common stock issued and outstanding as of December 31, 2022 and December 31, 2021, 254 million and 271 million shares were considered outstanding for consolidated balance sheet presentation purposes; the remaining shares were held in a separate trust. No shares of preferred stock were issued and outstanding at December 31, 2022 or 2021.
Repurchases of Common Stock
During 2022, we repurchased 18.3 million shares of our common stock for $7.9 billion, including 13.9 million shares of our common stock repurchased pursuant to ASR agreements and the remainder in open market purchases. During the fourth quarter of 2022, under the terms of an ASR agreement, we paid $4.0 billion and received an initial delivery of 7.0 million shares of our common stock. We expect to receive additional shares upon final settlement, which is expected in March or April 2023. In addition, we repurchased 4.7 million shares for $2.0 billion under an ASR agreement that we entered into in the first quarter of 2022. As previously disclosed, in January 2022, we received 2.2 million shares of our common stock for no additional consideration upon final settlement of the ASR we entered into in the fourth quarter of 2021. During 2021, we paid $4.1 billion to repurchase 9.4 million shares of our common stock, including 9.2 million shares of our common stock repurchased for $4.0 billion under an ASR agreement.
The total remaining authorization for future common share repurchases under our share repurchase program was $10.0 billion as of December 31, 2022, including a $14 billion increase to the program authorized by our Board of Directors on October 17, 2022. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.
Dividends
We paid dividends totaling $3.0 billion ($11.40 per share) in 2022, $2.9 billion ($10.60 per share) in 2021 and $2.8 billion ($9.80 per share) in 2020. We paid quarterly dividends of $2.80 per share during each of the first three quarters of 2022 and $3.00 per share during the fourth quarter of 2022; $2.60 per share during each of the first three quarters of 2021 and $2.80 per share during the fourth quarter of 2021; and $2.40 per share during each of the first three quarters of 2020 and $2.60 per share during the fourth quarter of 2020.

Accumulated Other Comprehensive Loss
Changes in the balance of AOCL, net of taxes, consisted of the following (in millions):

	Postretirement Benefit Plans (a)	Other, net	AOCL
Balance at December 31, 2019	$(15,528)	$(26)	$(15,554)
Other comprehensive (loss) income before reclassifications	(1,067)	56	(1,011)
Amounts reclassified from AOCL
Recognition of net actuarial losses	689	—	689
Amortization of net prior service credits	(249)	—	(249)
Other	—	4	4
Total reclassified from AOCL	440	4	444
Total other comprehensive (loss) income	(627)	60	(567)
Balance at December 31, 2020	(16,155)	34	(16,121)
Other comprehensive income (loss) before reclassifications	3,404	(85)	3,319
Amounts reclassified from AOCL
Pension settlement charge (b)	1,310		1,310
Recognition of net actuarial losses	733	—	733
Amortization of net prior service credits	(256)	—	(256)
Other	—	9	9
Total reclassified from AOCL	1,787	9	1,796
Total other comprehensive income (loss)	5,191	(76)	5,115
Balance at December 31, 2021	(10,964)	(42)	(11,006)
Other comprehensive income (loss) before reclassifications	1,873	(159)	1,714
Amounts reclassified from AOCL
Pension settlement charge (b)	1,156	—	1,156
Recognition of net actuarial losses	337	—	337
Amortization of net prior service credits	(268)	—	(268)
Other	—	44	44
Total reclassified from AOCL	1,225	44	1,269
Total other comprehensive income (loss)	3,098	(115)	2,983
Balance at December 31, 2022	$(7,866)	$(157)	$(8,023)

(a)AOCL related to postretirement benefit plans is shown net of tax benefits of $2.1 billion at December 31, 2022, $3.0 billion at December 31, 2021 and $4.4 billion at December 31, 2020. These tax benefits include amounts recognized on our income tax returns as current deductions and deferred income taxes, which will be recognized on our tax returns in future years. See “Note 9 – Income Taxes” and “Note 11 – Postretirement Benefit Plans” for more information on our income taxes and postretirement benefit plans.
(b)During 2022 and 2021, we recognized a noncash, non-operating pension settlement charge of $1.5 billion ($1.2 billion, or $4.33 per share, after-tax) and $1.7 billion ($1.3 billion, $4.72 per share, after-tax) related to the accelerated recognition of actuarial losses included in AOCL for certain defined benefit pension plans that purchased a group annuity contract from an insurance company (see “Note 11 – Postretirement Benefit Plans”).

Note 13 – Stock-Based Compensation
Stock-Based Compensation Plans
Under plans approved by our stockholders, we are authorized to grant key employees stock-based incentive awards, including options to purchase common stock, stock appreciation rights, RSUs, PSUs or other stock units.
At December 31, 2022, inclusive of the shares reserved for outstanding RSUs and PSUs, we had approximately 9.1 million shares reserved for issuance under the plans. At December 31, 2022, approximately 6.8 million of the shares reserved for issuance remained available for grant under our stock-based compensation plans. We issue new shares upon the exercise of stock options or when restrictions on RSUs and PSUs have been satisfied. The exercise price of options to purchase common stock may not be less than the fair market value of our stock on the date of grant. The minimum vesting period for restricted stock or stock units payable in stock is generally three years. Award agreements may provide for shorter or pro-rated vesting periods or vesting following termination of employment in the case of death, disability, divestiture, retirement, change of control or layoff. The maximum term of a stock option or any other award is 10 years.
During 2022, 2021 and 2020, we recorded noncash stock-based compensation expense totaling $238 million, $227 million and $221 million, which is included as a component of other unallocated, net on our consolidated statements of earnings. The net impact to earnings for the respective years was $188 million, $179 million and $175 million.
As of December 31, 2022, we had $181 million of unrecognized compensation cost related to nonvested awards, which is expected to be recognized over a weighted average period of 1.7 years. We received cash from the exercise of stock options totaling $8 million, $28 million and $41 million during 2022, 2021 and 2020. In addition, our income tax liabilities for 2022, 2021 and 2020 were reduced by $124 million, $67 million and $63 million due to recognized tax benefits on stock-based compensation arrangements.
Restricted Stock Units
The following table summarizes activity related to nonvested RSUs:

	Number of RSUs (In thousands)	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2021	810	$345.37
Granted	562	388.82
Vested	(461)	347.37
Forfeited	(34)	371.01
Nonvested at December 31, 2022	877	$371.17

In 2022, we granted certain employees approximately 0.6 million RSUs with a weighted average grant-date fair value of $388.82 per RSU. The grant-date fair value of these RSUs is equal to the closing market price of our common stock on the grant date less a discount to reflect the delay in payment of dividend-equivalent cash payments that are made only upon vesting, which occurs at least one year from the grant date and most often occurs three years from the grant date.
Performance Stock Units
In 2022, we granted certain employees PSUs with an aggregate target award of approximately 0.1 million shares of our common stock. The PSUs generally vest three years from the grant date based on continuous service, with the number of shares earned (0% to 200% of the target award) depending upon the extent to which we achieve certain financial and market performance targets measured over the period from January 1, 2022 through December 31, 2024. About half of the PSUs were valued at a weighted average grant-date fair value of $388.07 per PSU in a manner similar to RSUs mentioned above as the financial targets are based on our operating results. The remaining PSUs were valued at a weighted-average grant-date fair value of $537.32 per PSU using a Monte Carlo model as the performance target is related to our total shareholder return relative to our peer group. We recognize the grant-date fair value of these awards, less estimated forfeitures, as compensation expense ratably over the vesting period.

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

At December 31, 2022 and 2021, the aggregate amount of liabilities recorded relative to environmental matters was $696 million and $742 million, most of which are recorded in other noncurrent liabilities on our consolidated balance sheets. We have recorded assets for the portion of environmental costs that are probable of future recovery totaling $618 million and $645 million at December 31, 2022 and 2021, most of which are recorded in other noncurrent assets on our consolidated balance sheets. See “Note 1 – Organization and Significant Accounting Policies” for more information.
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

Letters of Credit, Surety Bonds and Third-Party Guarantees
We have entered into standby letters of credit and surety bonds issued on our behalf by financial institutions, and we have directly issued guarantees to third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as joint venture partners. We had total outstanding letters of credit, surety bonds and third-party guarantees aggregating $3.8 billion and $3.6 billion at December 31, 2022 and December 31, 2021. Third-party guarantees do not include guarantees issued on behalf of subsidiaries and other consolidated entities.
At December 31, 2022 and 2021, third-party guarantees totaled $904 million and $838 million, of which approximately 71% and 69% related to guarantees of contractual performance of joint ventures to which we currently are or previously were a party. These amounts represent our estimate of the maximum amounts we would expect to incur upon the contractual non-performance of the joint venture, joint venture partners or divested businesses. Generally, we also have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner.
In determining our exposures, we evaluate the reputation, performance on contractual obligations, technical capabilities and credit quality of our current and former joint venture partners and the transferee under novation agreements all of which include a guarantee as required by the FAR. At December 31, 2022 and 2021, there were no material amounts recorded in our financial statements related to third-party guarantees or novation agreements.
Note 15 – Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	December 31, 2022				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 2	Level 3
Assets
Mutual funds	$897	$897	$—	$—	$1,434	$1,434	$—		$—
U.S. Government securities	118	—	118	—	121	—	121		—
Other securities	660	333	264	63	684	492	192		—
Derivatives	18	—	18	—	15	—	15		—
Liabilities
Derivatives	196	—	196	—	60	—	60		—
Assets measured at NAV
Other commingled funds	—				20

Substantially all assets measured at fair value, other than derivatives, represent investments held in a separate trust to fund certain of our non-qualified deferred compensation plan liabilities. As of December 31, 2022 and 2021, the fair value of our investments held in trust totaled $1.6 billion and $2.1 billion and was included in other noncurrent assets on our consolidated balance sheets. Net losses on these securities were $323 million in 2022 and net gains of $205 million and $231 million in 2021 and 2020. Gains and losses on these investments are included in other unallocated, net within cost of sales on our consolidated statements of earnings in order to align the classification of changes in the market value of investments held for the plan with changes in the value of the corresponding plan liabilities.
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
We use derivative instruments principally to reduce our exposure to market risks from changes in foreign currency exchange rates and interest rates. We do not enter into or hold derivative instruments for speculative trading purposes. We transact business globally and are subject to risks associated with changing foreign currency exchange rates. We enter into foreign currency hedges such as forward and option contracts that change in value as foreign currency exchange rates change. Our most significant foreign currency exposures relate to the British pound sterling, the euro, the Canadian dollar, the Australian dollar, the Norwegian kroner and the Polish zloty. These contracts hedge forecasted foreign currency transactions in order to minimize fluctuations in our earnings and cash flows associated with changes in foreign currency exchange rates. We designate foreign currency hedges as cash flow hedges. We also are exposed to the impact of interest rate changes primarily through our borrowing activities. For fixed rate borrowings, we may use variable interest rate swaps, effectively converting fixed rate borrowings to variable rate borrowings in order to hedge changes in the fair value of the debt. These swaps are designated as fair value hedges. For variable rate borrowings, we may use fixed interest rate swaps, effectively converting variable rate borrowings to fixed rate borrowings in order to minimize the impact of interest rate changes on earnings. These swaps are designated as cash flow hedges. We also may enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting, which are intended to minimize certain economic exposures.
The aggregate notional amount of our outstanding interest rate swaps at December 31, 2022 and 2021 was $1.3 billion and $500 million and the increase from 2021 was due to interest rate swaps being designated on the additional debt we issued during the fourth quarter. The aggregate notional amount of our outstanding foreign currency hedges at December 31, 2022 and 2021 was $7.3 billion and $4.0 billion and the increase from 2021 is due to the timing of contract awards denominated in foreign currencies. The fair values of our outstanding interest rate swaps and foreign currency hedges at December 31, 2022 and 2021 were not significant. Derivative instruments did not have a material impact on net earnings and comprehensive income during the years ended December 31, 2022 and 2021. The impact of derivative instruments on our consolidated statements of cash flows is included in net cash provided by operating activities. Substantially all of our derivatives are designated for hedge accounting. See “Note 1 – Organization and Significant Accounting Policies - Derivative financial instruments”.

In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $16.0 billion and $15.4 billion at December 31, 2022 and 2021. The outstanding principal amount was $16.8 billion and $12.8 billion at December 31, 2022 and 2021, excluding $1.3 billion and $1.1 billion of unamortized discounts and issuance costs at December 31, 2022 and 2021. The estimated fair values of our outstanding debt were determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates and credit spreads (Level 2). We also hold investments in early stage companies. Most of these investments are in equity securities without readily determinable fair values. Investments with quoted market prices in active markets (Level 1) are recorded at fair value at the end of each reporting period and reflected in other securities in the table above. See “Note 1 – Organization and Significant Accounting Policies - Investments”.

Note 16 – Severance and Other Charges
During the fourth quarter of 2022, we recorded severance and other charges totaling $100 million ($79 million, or $0.31 per share, after-tax) related to actions at our RMS business segment, which include severance costs for reduction of positions and asset impairment charges. After a strategic review of RMS, these actions will improve the efficiency of our operations, better align the organization and cost structure with changing economic conditions, and changes in program lifecycles.
During 2021, we recognized severance charges totaling $36 million ($28 million, or $0.10 per share, after-tax) related to workforce reductions and facility exit costs within our RMS business segment. These actions were taken to consolidate certain operations in order to improve the efficiency of RMS’ manufacturing operations and the affordability of its products and services. Employees terminated as part of these actions will receive lump-sum severance payments upon separation primarily based on years of service.
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

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2022.
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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Our independent registered public accounting firm has issued a report on the effectiveness of our internal control over financial reporting, which is below.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Regarding Internal Control Over Financial Reporting

Board of Directors and Stockholders
Lockheed Martin Corporation

Opinion on Internal Control over Financial Reporting

We have audited Lockheed Martin Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lockheed Martin Corporation (the Corporation) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Corporation as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated January 26, 2023 expressed an unqualified opinion thereon.

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
January 26, 2023

ITEM 9B.    Other Information
None.

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
ITEM 10.     Directors, Executive Officers and Corporate Governance
The information concerning directors required by Item 401 of Regulation S-K is included under the caption “Proposal 1 - Election of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year to which this report relates (the 2023 Proxy Statement), and that information is incorporated by reference in this Annual Report on Form 10-K (Form 10-K). Information concerning executive officers required by Item 401 of Regulation S-K is located under Part I, Item 4(a) of this Form 10-K. The information required by Items 407(d)(4) and (d)(5) of Regulation S-K is included under the captions “Committees of the Board of Directors” and “Audit Committee Report” in the 2023 Proxy Statement, and that information is incorporated by reference in this Form 10-K.
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

ITEM 11.    Executive Compensation
The information required by Item 402 of Regulation S-K is included in the text and tables under the captions “Executive Compensation” and “Director Compensation” in the 2023 Proxy Statement and that information is incorporated by reference in this Form 10-K. The information required by Item 407(e)(5) of Regulation S-K is included under the caption “Compensation Committee Report” in the 2023 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 related to the security ownership of management and certain beneficial owners is included under the heading “Security Ownership of Management and Certain Beneficial Owners” in the 2023 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.
Equity Compensation Plan Information
The following table provides information about our equity compensation plans that authorize the issuance of shares of Lockheed Martin common stock to employees and directors. The information is provided as of December 31, 2022.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,297,380	$—	6,761,032
Equity compensation plans not approved by security holders (2)	545,753	—	2,486,789
Total	2,843,133	$—	9,247,821

(1)Column (a) includes, as of December 31, 2022: 1,587,329 shares that have been granted as restricted stock units (RSUs) and 624,106 shares that could be earned pursuant to grants of performance stock units (PSUs) (assuming the maximum number of PSUs are earned and payable at the end of the three-year performance period) under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (2020 IPA Plan) or predecessor plans and 85,945 stock units payable in stock or cash under the Lockheed Martin Corporation Amended and Restated Directors Equity Plan (Directors Plan) or predecessor plans for non-employee directors. Column (c) includes, as of December 31, 2022, 6,391,651 shares available for future issuance under the 2020 IPA Plan as options, stock appreciation rights, restricted stock awards, RSUs or PSUs and 369,381 shares available for future issuance under the Directors Plan as stock options and stock units. Vested stock units are payable to directors upon their termination of service from our Board, except that directors who have satisfied the stock ownership guidelines may elect to have payment of awards made after January 1, 2018 (together with any dividend equivalents thereon) made on the first business day of April following the one-year anniversary of the grant.
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

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 404 and 407(a) of Regulation S-K is included under the captions “Corporate Governance - Related Person Transaction Policy,” “Corporate Governance - Certain Relationships and Related Person Transactions of Directors, Executive Officers and 5 Percent Stockholders,” and “Corporate Governance - Director Independence” in the 2023 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 14.    Principal Accounting Fees and Services
The information required by this Item 14 is included under the caption “Proposal 4 - Ratification of Appointment of Independent Auditors” in the 2023 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

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

Page
Report of Independent Registered Public Accounting Firm on the Audited Consolidated Financial Statements	60
Report of Independent Registered Public Accounting Firm Regarding Internal Control Over Financial Reporting	104
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

4.1	Description of Lockheed Martin Corporation Common Stock (incorporated by reference to Exhibit 4.1 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021).

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

4.7
Supplemental Indenture, dated as of April 21, 2022, between Lockheed Martin Corporation and U.S. Bank Trust Company, National Association, to the Indenture dated September 6, 2011 (incorporated by reference to Exhibit 4.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on April 21, 2022).

4.8
Indenture, dated as of December 14, 2012, between Lockheed Martin Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 99.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on December 17, 2012).

4.9
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

10.1
Revolving Credit Agreement dated as of August 24, 2022, among Lockheed Martin Corporation, the lenders listed therein, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on August 24, 2022).

10.2	Non-Employee Director Compensation Summary (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2022).

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

10.12
Amendment No. 2 to Lockheed Martin Corporation Deferred Management Incentive Compensation Plan, as amended and restated effective January 1, 2020 (incorporated by reference to Exhibit 10.8 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2022).

10.13	Amendment No. 3 to Lockheed Martin Corporation Deferred Management Incentive Compensation Plan, as amended and restated generally effective January 1, 2020.

10.14
Lockheed Martin Corporation Amended and Restated 2021 Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2022).

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

10.17
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

10.20
Form of 2020 Annual Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2020).

10.21
Form of Performance Stock Unit Award Agreement (2020 - 2022 Performance Period) under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2020).

10.22
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

10.24
Form of Performance Stock Unit Award Agreement (2021 - 2023 Performance Period) under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2021).

10.25
Form of Long Term Incentive Performance Award Agreement (2021 - 2023 Performance Period) under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2021).

10.26
Form of 2022 Annual Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2022).

10.27
Form of Performance Stock Unit Award Agreement (2022 - 2024 Performance Period) under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2022).

10.28
Form of Long Term Incentive Performance Award Agreement (2022 - 2024 Performance Period) under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2022).

10.29
CFO New Hire Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2022).

10.30
CFO Transition Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.5 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2022).

10.31
Amendment to Outstanding Long-Term Incentive Performance and Performance Stock Unit Award Agreements (effective September 14, 2020) (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2020).

10.32
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

10.34
Amendment to Lockheed Martin Corporation Consolidated Supplemental Retirement Benefit Plan, as amended and restated effective October 5, 2018 (incorporated by reference to Exhibit 10.9 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2022).

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

10.39
Amendment No. 4 to Lockheed Martin Corporation Executive Severance Plan, as amended and restated effective December 1, 2016 (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2022).

10.40	Amendment No. 5 to Lockheed Martin Corporation Executive Severance Plan, as amended and restated effective December 1, 2016.

10.41	Offer Letter to Jesus Malave (incorporated by reference to Exhibit 10.7 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2022).

21	Subsidiaries of Lockheed Martin Corporation.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of James D. Taiclet pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jesus Malave pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of James D. Taiclet and Jesus Malave pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

*    Exhibits 10.2 through 10.41 constitute management contracts or compensatory plans or arrangements.

ITEM 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: January 26, 2023	By:	/s/ H. Edward Paul III
H. Edward Paul III
Vice President, Controller, and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Titles	Date
/s/ James D. Taiclet	Chairman, President and Chief Executive Officer (Principal Executive Officer)	January 26, 2023
James D. Taiclet
/s/ Jesus Malave	Chief Financial Officer (Principal Financial Officer)	January 26, 2023
Jesus Malave
/s/ H. Edward Paul III	Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)	January 26, 2023
H. Edward Paul III
*	Director	January 26, 2023
Daniel F. Akerson
*	Director	January 26, 2023
David B. Burritt
*	Director	January 26, 2023
Bruce A. Carlson
*	Director	January 26, 2023
John M. Donovan
*	Director	January 26, 2023
Joseph F. Dunford, Jr.
*	Director	January 26, 2023
James O. Ellis, Jr.
*	Director	January 26, 2023
Thomas J. Falk
*	Director	January 26, 2023
Ilene S. Gordon
*	Director	January 26, 2023
Vicki A. Hollub
*	Director	January 26, 2023
Jeh C. Johnson
*	Director	January 26, 2023
Debra L. Reed-Klages
*	Director	January 26, 2023
Patricia E. Yarrington
*By Maryanne R. Lavan pursuant to a Power of Attorney executed by the Directors listed above, which has been filed with this Annual Report on Form 10-K.

Date: January 26, 2023	By:	/s/ Maryanne R. Lavan
Maryanne R. Lavan
Attorney-in-fact