Form 10-Q
period 2023-03-26
LOCKHEED MARTIN CORP
filed 2023-04-18
CIK 936468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2023
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
Large accelerated filer ☒ Accelerated filer ☐ Non–accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 253,252,553 shares of our common stock, $1 par value per share, outstanding as of April 14, 2023.

Lockheed Martin Corporation
Form 10-Q
For the Quarterly Period Ended March 26, 2023

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Lockheed Martin Corporation
Consolidated Statements of Earnings
(unaudited; in millions, except per share data)

	Quarters Ended
	March 26, 2023	March 27, 2022
Net sales
Products	$12,526	$12,494
Services	2,600	2,470
Total net sales	15,126	14,964
Cost of sales
Products	(11,151)	(11,107)
Services	(2,284)	(2,167)
Other unallocated, net	355	219
Total cost of sales	(13,080)	(13,055)
Gross profit	2,046	1,909
Other (expense) income, net	(9)	24
Operating profit	2,037	1,933
Interest expense	(202)	(135)
Non-service FAS pension income	110	140
Other non-operating income, net	49	123
Earnings before income taxes	1,994	2,061
Income tax expense	(305)	(328)
Net earnings	$1,689	$1,733

Earnings per common share
Basic	$6.63	$6.46
Diluted	$6.61	$6.44

Cash dividends paid per common share	$3.00	$2.80

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Comprehensive Income
(unaudited; in millions)

	Quarters Ended
	March 26, 2023	March 27, 2022
Net earnings	$1,689	$1,733
Other comprehensive income, net of tax
Postretirement benefit plans
Amortization of actuarial losses and prior service credits, net of tax of $10 million in 2023 and $13 million in 2022	(37)	48
Other, net, net of tax of $4 million in 2023 and $1 million in 2022	(26)	(21)
Other comprehensive (loss) income, net of tax	(63)	27
Comprehensive income	$1,626	$1,760
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Balance Sheets
(in millions, except par value)

	March 26, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,440	$2,547
Receivables, net	2,583	2,505
Contract assets	13,189	12,318
Inventories	3,471	3,088
Other current assets	461	533
Total current assets	22,144	20,991
Property, plant and equipment, net	7,938	7,975
Goodwill	10,776	10,780
Intangible assets, net	2,397	2,459
Deferred income taxes	4,175	3,744
Other noncurrent assets	7,192	6,931
Total assets	$54,622	$52,880
Liabilities and equity
Current liabilities
Accounts payable	$3,271	$2,117
Salaries, benefits and payroll taxes	2,634	3,075
Contract liabilities	8,336	8,488
Current maturities of long-term debt	115	118
Other current liabilities	2,626	2,089
Total current liabilities	16,982	15,887
Long-term debt, net	15,485	15,429
Accrued pension liabilities	5,422	5,472
Other noncurrent liabilities	7,087	6,826
Total liabilities	44,976	43,614
Stockholders’ equity
Common stock, $1 par value per share	254	254
Additional paid-in capital	—	92
Retained earnings	17,478	16,943
Accumulated other comprehensive loss	(8,086)	(8,023)
Total stockholders’ equity	9,646	9,266
Total liabilities and equity	$54,622	$52,880
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Cash Flows
(unaudited; in millions)

	Quarters Ended
	March 26, 2023	March 27, 2022
Operating activities
Net earnings	$1,689	$1,733
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	325	329
Stock-based compensation	57	54
Deferred income taxes	(117)	(31)
Changes in assets and liabilities
Receivables, net	(78)	(564)
Contract assets	(871)	(1,551)
Inventories	(383)	(163)
Accounts payable	1,217	1,829
Contract liabilities	(152)	(205)
Income taxes	414	317
Qualified defined benefit pension plans	(94)	(116)
Other, net	(443)	(222)
Net cash provided by operating activities	1,564	1,410
Investing activities
Capital expenditures	(294)	(268)
Other, net	35	17
Net cash used for investing activities	(259)	(251)
Financing activities
Repurchases of common stock	(500)	(2,000)
Dividends paid	(784)	(767)
Other, net	(128)	(113)
Net cash used for financing activities	(1,412)	(2,880)
Net change in cash and cash equivalents	(107)	(1,721)
Cash and cash equivalents at beginning of period	2,547	3,604
Cash and cash equivalents at end of period	$2,440	$1,883
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2022	$254	$92	$16,943	$(8,023)	$9,266
Net earnings	—	—	1,689	—	1,689
Other comprehensive income, net of tax	—	—	—	(63)	(63)
Dividends declared	—	—	(768)	—	(768)
Repurchases of common stock	(1)	(113)	(386)	—	(500)
Stock-based awards, ESOP activity and other	1	21	—	—	22
Balance at March 26, 2023	$254	$—	$17,478	$(8,086)	$9,646

Balance at December 31, 2021	$271	$94	$21,600	$(11,006)	$10,959
Net earnings	—	—	1,733	—	1,733
Other comprehensive income, net of tax	—	—	—	27	27
Dividends declared	—	—	(749)	—	(749)
Repurchases of common stock	(6)	(126)	(1,868)	—	(2,000)
Stock-based awards, ESOP activity and other	—	32	—	—	32
Balance at March 27, 2022	$265	$—	$20,716	$(10,979)	$10,002
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
Effective January 1, 2023, we no longer consider amortization expense related to purchased intangible assets when evaluating the operating performance of our business segments. As a result, intangible asset amortization expense, which was previously included in segment operating profit, is now reported in unallocated corporate expense within total consolidated operating profit. This change has no impact on our consolidated operating results. Management believes this updated presentation better aligns with how the business is viewed and managed and will provide better insights into business segment performance. This change has been applied to the amounts in this Form 10-Q, including amounts for 2022. See “Note 3 - Information on Business Segments” for further information regarding the impact of this change on our current and prior period segment operating profit.
Additionally, during the third quarter of 2022, we changed the presentation of deferred income taxes related to uncertain tax positions in the operating cash flow section of the consolidated statements of cash flows. First quarter of 2022 amounts have been conformed to current period presentation and this change does not impact previously reported net cash from operating activities.
We close our books and records on the last Sunday of the interim calendar quarter, which was on March 26, for the first quarter of 2023 and March 27, for the first quarter of 2022, to align our financial closing with our business processes. The consolidated financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods as our fiscal year ends on December 31.
The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the full year or future periods. Unless otherwise noted, we present all per share amounts cited in these consolidated financial statements on a “per diluted share” basis. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Form 10-K).

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
NOTE 2 - EARNINGS PER COMMON SHARE
The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended
	March 26, 2023	March 27, 2022
Weighted average common shares outstanding for basic computations	254.7	268.3
Weighted average dilutive effect of equity awards	1.0	0.9
Weighted average common shares outstanding for diluted computations	255.7	269.2
We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units (RSUs) and performance stock units (PSUs) based on the treasury stock method. There were no significant anti-dilutive equity awards during the quarters ended March 26, 2023 and March 27, 2022. Basic and diluted weighted average common shares outstanding decreased in 2023 compared to 2022 due to share repurchases. See “Note 9 - Stockholders’ Equity” for more information.
NOTE 3 - INFORMATION ON BUSINESS SEGMENTS
Overview
We operate in four business segments: Aeronautics, Missiles and Fire Control (MFC), Rotary and Mission Systems (RMS) and Space. We organize our business segments based on the nature of products and services offered.
Selected Financial Data by Business Segment
Net sales and operating profit of our business segments exclude intersegment sales, cost of sales, and profit as these activities are eliminated in consolidation and thus are not included in management’s evaluation of performance of each segment. Business segment operating profit includes our share of earnings or losses from equity method investees as the operating activities of the equity method investees are closely aligned with the operations of our business segments.
Summary Operating Results
As discussed in “Note 1 - Basis of Presentation”, effective January 1, 2023, we no longer consider amortization expense related to purchased intangible assets when evaluating the operating performance of our business segments. As a result, intangible asset amortization expense, which was previously included in segment operating profit, is now reported in unallocated items within total consolidated operating profit.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
This change has been applied to the amounts below, including the amounts for 2022. Sales and operating profit for each of our business segments were as follows (in millions):

	Quarters Ended
	March 26, 2023	March 27, 2022
Net sales
Aeronautics	$6,269	$6,401
Missiles and Fire Control	2,388	2,452
Rotary and Mission Systems	3,510	3,552
Space	2,959	2,559
Total net sales	$15,126	$14,964
Operating profit
Aeronautics	$675	$679
Missiles and Fire Control	377	385
Rotary and Mission Systems	350	406
Space	280	248
Total business segment operating profit	1,682	1,718
Unallocated items
FAS/CAS pension operating adjustment	415	426
Intangible asset amortization expense	(62)	(62)
Other, net	2	(149)
Total unallocated items	355	215
Total consolidated operating profit	$2,037	$1,933
Intersegment sales
Aeronautics	$53	$60
Missiles and Fire Control	146	156
Rotary and Mission Systems	489	455
Space	86	83
Total intersegment sales	$774	$754
Unallocated Items
Business segment operating profit excludes the FAS/CAS pension operating adjustment, a portion of corporate costs not considered allowable or allocable to contracts with the U.S. Government under the applicable U.S. Government cost accounting standards (CAS) or federal acquisition regulations (FAR), and other items not considered part of management’s evaluation of segment operating performance such as a portion of management and administration costs, legal fees and settlements, environmental costs, stock-based compensation expense, changes in the fair value of net assets and liabilities for deferred compensation plans, retiree benefits, significant severance charges, significant asset impairments, gains or losses from divestitures, intangible asset amortization expense, and other miscellaneous corporate activities. Excluded items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. See “Note 10 - Other” for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.
FAS/CAS Pension Operating Adjustment
Our business segments’ results of operations include pension expense only as calculated under U.S. Government Cost Accounting Standards (CAS), which we refer to as CAS pension cost. We recover CAS pension and other postretirement benefit plan cost through the pricing of our products and services on U.S. Government contracts and, therefore, recognize CAS pension cost in each of our business segment’s net sales and cost of sales. Our consolidated financial statements must present pension and other postretirement benefit plan income calculated in accordance with Financial Accounting Standards (FAS) requirements under U.S. GAAP. The operating portion of the total FAS/CAS pension adjustment represents the difference between the service cost component of FAS pension income and total CAS pension cost. As a result, to the extent that CAS pension cost exceeds the service cost component of FAS pension income, we have a favorable FAS/CAS pension operating adjustment.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Disaggregation of Net Sales
Net sales by products and services, contract type, customer, and geographic region were as follows (in millions):

	Quarter Ended March 26, 2023
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$5,156	$2,089	$2,792	$2,489	$12,526
Services	1,113	299	718	470	2,600
Total net sales	$6,269	$2,388	$3,510	$2,959	$15,126
Net sales by contract type
Fixed-price	$4,312	$1,618	$2,208	$764	$8,902
Cost-reimbursable	1,957	770	1,302	2,195	6,224
Total net sales	$6,269	$2,388	$3,510	$2,959	$15,126
Net sales by customer
U.S. Government	$4,117	$1,581	$2,423	$2,908	$11,029
International (a)	2,114	805	1,020	45	3,984
U.S. commercial and other	38	2	67	6	113
Total net sales	$6,269	$2,388	$3,510	$2,959	$15,126
Net sales by geographic region
United States	$4,155	$1,583	$2,490	$2,914	$11,142
Europe	1,130	211	225	23	1,589
Asia Pacific	675	102	438	22	1,237
Middle East	225	455	186	—	866
Other	84	37	171	—	292
Total net sales	$6,269	$2,388	$3,510	$2,959	$15,126

	Quarter Ended March 27, 2022
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$5,417	$2,173	$2,788	$2,116	$12,494
Services	984	279	764	443	2,470
Total net sales	$6,401	$2,452	$3,552	$2,559	$14,964
Net sales by contract type
Fixed-price	$4,686	$1,713	$2,218	$637	$9,254
Cost-reimbursable	1,715	739	1,334	1,922	5,710
Total net sales	$6,401	$2,452	$3,552	$2,559	$14,964
Net sales by customer
U.S. Government	$4,213	$1,595	$2,511	$2,516	$10,835
International (a)	2,150	852	971	34	4,007
U.S. commercial and other	38	5	70	9	122
Total net sales	$6,401	$2,452	$3,552	$2,559	$14,964
Net sales by geographic region
United States	$4,251	$1,600	$2,581	$2,525	$10,957
Europe	1,023	256	187	24	1,490
Asia Pacific	721	106	432	7	1,266
Middle East	262	465	176	3	906
Other	144	25	176	—	345
Total net sales	$6,401	$2,452	$3,552	$2,559	$14,964

(a)International sales include foreign military sales (FMS) contracted through the U.S. Government and direct commercial sales to international governments and other international customers.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Our Aeronautics business segment includes our largest program, the F-35 Lightning II, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented approximately 26% of our total consolidated net sales for the quarter ended March 26, 2023 and 29% of our total consolidated net sales for the quarter ended March 27, 2022.
Assets
Total assets for each of our business segments were as follows (in millions):

	March 26, 2023	December 31, 2022
Assets
Aeronautics	$13,247	$12,055
Missiles and Fire Control	5,630	5,788
Rotary and Mission Systems	17,923	17,988
Space	6,471	6,351
Total business segment assets	43,271	42,182
Corporate assets (a)	11,351	10,698
Total assets	$54,622	$52,880
(a)Corporate assets primarily include cash and cash equivalents, deferred income taxes, assets for the portion of environmental costs that are probable of future recovery, property, plant and equipment used in our corporate operations, assets held in a trust for deferred compensation plans, and other marketable investments.
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

	March 26, 2023	December 31, 2022
Contract assets	$13,189	$12,318
Contract liabilities	8,336	8,488
Contract assets increased $871 million during the quarter ended March 26, 2023, due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the quarter ended March 26, 2023 for which we have not yet billed our customers (primarily on the F-35 program at Aeronautics). There were no significant credit or impairment losses related to our contract assets during the quarters ended March 26, 2023 and March 27, 2022.
Contract liabilities decreased $152 million during the quarter ended March 26, 2023, primarily due to revenue recognized in excess of payments received on these performance obligations. During the quarter ended March 26, 2023, we recognized $2.2 billion of our contract liabilities at December 31, 2022 as revenue. During the quarter ended March 27, 2022, we recognized $2.1 billion of our contract liabilities at December 31, 2021 as revenue.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
NOTE 5 - INVENTORIES
Inventories consisted of the following (in millions):

	March 26, 2023	December 31, 2022
Materials, spares and supplies	$601	$599
Work-in-process	2,681	2,297
Finished goods	189	192
Total inventories	$3,471	$3,088
Costs incurred to fulfill a contract in advance of the contract being awarded are included in inventories as work-in-process if we determine that those costs relate directly to a contract or to an anticipated contract that we can specifically identify and determine that contract award is probable, the costs generate or enhance resources that will be used in satisfying performance obligations, and the costs are recoverable (referred to as pre-contract costs). Pre-contract costs that are initially capitalized in inventory are generally recognized as cost of sales consistent with the transfer of products and services to the customer upon the receipt of the anticipated contract. All other pre-contract costs, including start-up costs, are expensed as incurred. As of March 26, 2023 and December 31, 2022, $980 million and $791 million of pre-contract costs were included in inventories. The increase in pre-contract costs as of March 26, 2023 is primarily driven by our Aeronautics business segment (primarily F-35 program and classified contracts).
NOTE 6 - POSTRETIREMENT BENEFIT PLANS
FAS income
The pretax FAS income related to our qualified defined benefit pension plans and retiree medical and life insurance plans consisted of the following (in millions):

	Quarters Ended
	March 26, 2023	March 27, 2022
Qualified defined benefit pension plans
Operating:
Service cost	$(16)	$(24)
Non-operating:
Interest cost	(365)	(302)
Expected return on plan assets	430	502
Recognized net actuarial losses	(42)	(150)
Amortization of prior service credits	87	90
Non-service FAS pension income	110	140
Total FAS pension income	$94	$116
Retiree medical and life insurance plans
Operating:
Service cost	$(1)	$(2)
Non-operating:
Interest cost	(17)	(12)
Expected return on plan assets	26	34
Recognized net actuarial gains	8	11
Amortization of prior service costs	(3)	(7)
Non-service FAS retiree medical and life income	14	26
Total FAS retiree medical and life income	$13	$24

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
We record the service cost component of FAS income for our qualified defined benefit pension plans and retiree medical and life insurance plans in the cost of sales accounts; the non-service components of our FAS income for our qualified defined benefit pension plans in the non-service FAS pension income account; and the non-service components of our FAS income for our retiree medical and life insurance plans as part of the other non-operating income, net account on our consolidated statements of earnings.
The recognized net actuarial losses or gains and amortization of prior service credits or costs in the table above, along with similar costs related to our other postretirement benefit plans ($3 million for the quarter ended March 26, 2023 and $5 million for the quarter ended March 27, 2022) were reclassified from accumulated other comprehensive loss (AOCL) and recorded as a component of FAS income for the periods presented. These costs totaled $(47) million ($(37) million, net of tax) during the quarter ended March 26, 2023, and $61 million ($48 million, net of tax) during the quarter ended March 27, 2022.
Funding requirements
The required funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended, along with consideration of CAS and Internal Revenue Code rules. We made no contributions to our qualified defined benefit pension plans during the quarters ended March 26, 2023 and March 27, 2022.
NOTE 7 - LEGAL PROCEEDINGS AND CONTINGENCIES
Legal Proceedings
We are a party to litigation and other proceedings that arise in the ordinary course of our business, including matters arising under provisions relating to the protection of the environment, and are subject to contingencies related to certain businesses we previously owned. These types of matters could result in fines, penalties, cost reimbursements or contributions, compensatory or treble damages or non-monetary sanctions or relief. We believe the probability is remote that the outcome of each of these matters, including the legal proceedings described below, will have a material adverse effect on the company as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings and cash flows in any particular interim reporting period. Among the factors that we consider in this assessment are the nature of existing legal proceedings and claims, the asserted or possible damages or loss contingency (if estimable), the progress of the case, existing law and precedent, the opinions or views of legal counsel and other advisers, our experience in similar cases and the experience of other companies, the facts available to us at the time of assessment and how we intend to respond to the proceeding or claim. Our assessment of these factors may change over time as individual proceedings or claims progress.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
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
At March 26, 2023 and December 31, 2022, the aggregate amount of liabilities recorded relative to environmental matters was $690 million and $696 million, most of which are recorded in other noncurrent liabilities on our consolidated balance sheets. We have recorded assets for the portion of environmental costs that are probable of future recovery totaling $612 million and $618 million at March 26, 2023 and December 31, 2022, most of which are recorded in other noncurrent assets on our consolidated balance sheets.

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
Letters of Credit, Surety Bonds and Third-Party Guarantees
We have entered into standby letters of credit and surety bonds issued on our behalf by financial institutions, and we have directly issued guarantees to third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. We had total outstanding letters of credit and surety bonds aggregating $2.8 billion and $2.9 billion at March 26, 2023 and December 31, 2022.
Additionally, we may guarantee the contractual performance of third parties such as joint venture partners. At March 26, 2023 and December 31, 2022, third-party guarantees totaled $908 million and $904 million, of which approximately 72% and 71% related to guarantees of contractual performance of joint ventures to which we currently are or previously were a party. These amounts represent our estimate of the maximum amounts we would expect to incur upon the contractual non-performance of the joint venture, joint venture partners or divested businesses. Generally, we also have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner. Third-party guarantees do not include guarantees issued on behalf of subsidiaries and other consolidated entities.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
In determining our exposures, we evaluate the reputation, performance on contractual obligations, technical capabilities and credit quality of our current and former joint venture partners and the transferee under novation agreements all of which include a guarantee as required by the FAR. At March 26, 2023 and December 31, 2022, there were no material amounts recorded in our financial statements related to third-party guarantees or novation agreements.
Other Contingencies
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
NOTE 8 - FAIR VALUE MEASUREMENTS
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	March 26, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Mutual funds	$893	$893	$—	$—	$897	$897	$—	$—
U.S. Government securities	115	—	115	—	118	—	118	—
Other securities	665	322	282	61	660	333	264	63
Derivatives	11	—	11	—	18	—	18	—
Liabilities
Derivatives	164	—	164	—	196	—	196	—
Substantially all assets measured at fair value, other than derivatives, represent assets held in a trust to fund certain of our non-qualified deferred compensation plans and are recorded in other noncurrent assets on our consolidated balance sheets. The fair values of mutual funds and certain other securities are determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. The fair values of U.S. Government and certain other securities are determined using pricing models that use observable inputs (e.g., interest rates and yield curves observable at commonly quoted intervals), bids provided by brokers or dealers or quoted prices of securities with similar characteristics. The fair values of derivative instruments, which consist of foreign currency forward contracts, including embedded derivatives, and interest rate swap contracts, are primarily determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates, credit spreads and foreign currency exchange rates.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
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
The aggregate notional amount of our outstanding interest rate swaps was $1.3 billion at both March 26, 2023 and December 31, 2022. The aggregate notional amount of our outstanding foreign currency hedges was $7.4 billion and $7.3 billion at March 26, 2023 and December 31, 2022. The fair values of our outstanding interest rate swaps and foreign currency hedges at March 26, 2023 and December 31, 2022 were not significant. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters ended March 26, 2023 and March 27, 2022. The impact of derivative instruments on our consolidated statements of cash flows is included in net cash provided by operating activities. Substantially all of our derivatives are designated for hedge accounting.
We also make investments in certain companies that we believe are advancing or developing new technologies applicable to our business. Investments that have quoted market prices in active markets (Level 1) are recorded at fair value and reflected in other securities and certain investments are categorized as Level 3 when valuations using observable inputs are unavailable. See “Note 10 - Other - Investments” for more information.
In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $16.5 billion and $16.0 billion at March 26, 2023 and December 31, 2022. The outstanding principal amount of debt, including short-term and long-term debt, was $16.8 billion at both March 26, 2023 and December 31, 2022, excluding $1.2 billion and $1.3 billion of unamortized discounts and issuance costs at March 26, 2023 and December 31, 2022. The estimated fair values of our outstanding debt were determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates and credit spreads (Level 2).
NOTE 9 - STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
During the quarter ended March 26, 2023, we entered into an accelerated share repurchase (ASR) agreement to purchase $500 million of our common stock. Under the terms of the ASR agreement, we paid $500 million and received an initial delivery of 0.9 million shares of our common stock. Subsequent to our first quarter 2023, upon final settlement of the ASR agreement in April 2023, we received an additional 0.2 million shares of our common stock for no additional consideration. In addition, in April 2023, we received an additional 1.5 million shares of our common stock for no additional consideration upon final settlement of the ASR we entered into in the fourth quarter of 2022.
The total remaining authorization for future common share repurchases under our share repurchase program was $9.5 billion as of March 26, 2023. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.
Dividends
We declared cash dividends totaling $768 million ($3.00 per share) during the quarter ended March 26, 2023. The total amount declared may differ from the total amount of dividends paid during a period due to the timing of dividend-equivalents paid on RSUs and PSUs. These dividend-equivalents are accrued during the vesting period and are paid upon the vesting of the RSUs and PSUs, which primarily occurs in the first quarter each year.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Accumulated Other Comprehensive Loss
Changes in the balance of AOCL, net of tax, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL
Balance at December 31, 2022	$(7,866)	$(157)	$(8,023)
Other comprehensive income (loss) before reclassifications	—	(29)	(29)
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	29	—	29
Amortization of net prior service credits (a)	(66)	—	(66)
Other	—	3	3
Total reclassified from AOCL	(37)	3	(34)
Total other comprehensive income (loss)	(37)	(26)	(63)
Balance at March 26, 2023	$(7,903)	$(183)	$(8,086)

Balance at December 31, 2021	$(10,964)	$(42)	$(11,006)
Other comprehensive income (loss) before reclassifications	—	(22)	(22)
Amounts reclassified from AOCL
Recognition of net actuarial losses (a)	115	—	115
Amortization of net prior service credits (a)	(67)	—	(67)
Other	—	1	1
Total reclassified from AOCL	48	1	49
Total other comprehensive income (loss)	48	(21)	27
Balance at March 27, 2022	$(10,916)	$(63)	$(10,979)

(a)Reclassifications from AOCL related to postretirement benefit plans were recorded as a component of FAS income for each period presented. See “Note 6 - Postretirement Benefit Plans”.
NOTE 10 - OTHER
Contract Estimates
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
Comparability of our segment sales, operating profit and operating margin may be impacted favorably or unfavorably by changes in profit booking rates on our contracts. Increases in the profit booking rates, typically referred to as favorable

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
profit adjustments, usually relate to revisions in the estimated total costs to fulfill the performance obligations that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate, resulting in an increase in the estimated total costs to fulfill the performance obligations and a reduction in the profit booking rate and are typically referred to as unfavorable profit adjustments. Increases or decreases in profit booking rates are recognized in the current period they are determined and reflect the inception-to-date effect of such changes. Segment operating profit and margin may also be impacted favorably or unfavorably by other items, which may or may not impact sales. Favorable items may include the positive resolution of contractual matters, cost recoveries on severance and restructuring, insurance recoveries and gains on sales of assets. Unfavorable items may include the adverse resolution of contractual matters; COVID-19 impacts or supply chain disruptions; restructuring charges (except for significant severance actions, which are excluded from segment operating results); reserves for disputes; certain asset impairments; and losses on sales of certain assets.
Our consolidated net profit booking rate adjustments increased segment operating profit by approximately $415 million during the quarter ended March 26, 2023 and $405 million during the quarter ended March 27, 2022. These adjustments increased net earnings by approximately $328 million ($1.28 per share) during the quarter ended March 26, 2023 and $320 million ($1.19 per share) during the quarter ended March 27, 2022. We recognized net sales from performance obligations satisfied in prior periods of approximately $433 million during the quarter ended March 26, 2023, and $416 million during the quarter ended March 27, 2022, which primarily relate to changes in profit booking rates that impacted revenue.
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
We have experienced performance issues on a classified fixed-price incentive fee contract that involves highly complex design and systems integration at our Aeronautics business segment and have periodically recognized reach-forward losses. We continue to monitor the technical requirements, remaining work, schedule, and estimated costs to complete the program. Based the revised schedule, which was agreed to in 2021, cumulative losses were approximately $270 million as of March 26, 2023. We will continue to monitor our performance, any future changes in scope, and estimated costs to complete the program and may have to record additional losses in future periods if we experience further performance issues, increases in scope, or cost growth, which could be material to our financial results. In addition, we and our industry team will incur advanced procurement costs (also referred to as pre-contract costs) in order to enhance our ability to achieve the revised schedule and certain milestones. We will monitor the recoverability of pre-contract costs, which could be impacted by the customer’s decision regarding future phases of the program.
We are responsible for a program to design, develop and construct a ground-based radar at our RMS business segment. The program has experienced performance issues for which we have periodically recognized reach-forward losses. As of March 26, 2023, cumulative losses were approximately $280 million. We will continue to monitor our performance, any future changes in scope, and estimated costs to complete the program and may have to record additional losses in future periods if we experience further performance issues, increases in scope, or cost growth.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
However, based on the losses previously recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our financial results or financial condition.
Backlog
Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. It is converted into sales in future periods as work is performed or deliveries are made. For our cost-reimbursable and fixed-priced-incentive contracts, the estimated consideration we expect to receive pursuant to the terms of the contract may exceed the contractual award amount. The estimated consideration is determined at the outset of the contract and is continuously reviewed throughout the contract period. In determining the estimated consideration, we consider the risks related to the technical, schedule and cost impacts to complete the contract and an estimate of any variable consideration. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of March 26, 2023, our ending backlog was $145.1 billion. We expect to recognize approximately 36% of our backlog over the next 12 months and approximately 59% over the next 24 months as revenue with the remainder recognized thereafter.
Income Taxes
Our effective income tax rate was 15.3% for the quarter ended March 26, 2023 and 15.9% for the quarter ended March 27, 2022. The rates for both periods benefited from research and development tax credits, tax deductions for foreign derived intangible income, dividends paid to our defined contribution plans with an employee stock ownership plan feature, and employee equity awards. The rate for the first quarter of 2023 was lower than the first quarter of 2022 primarily due to increased research and development tax credits.
As of December 31, 2022, our liabilities associated with uncertain tax positions were $1.6 billion. For the quarter ended March 26, 2023, our liabilities associated with uncertain tax positions increased to $1.9 billion with a corresponding increase to net deferred tax assets resulting from the Tax Cuts and Jobs Act of 2017’s elimination of the option for taxpayers to deduct research and development expenditures immediately in the year incurred and instead requiring taxpayers to amortize such expenditures over five years.
Investments
We make investments in certain companies that we believe are advancing or developing new technologies applicable to our business. These investments may be in the form of common or preferred stock, warrants, convertible debt securities or investments in funds. Most of the investments are in equity securities without readily determinable fair values (privately held securities), which are measured initially at cost and are then adjusted to fair value only if there is an observable price change or reduced for impairment, if applicable. Investments with quoted market prices in active markets (Level 1) (publicly held securities) are recorded at fair value. Certain investments are categorized as Level 3 when valuations using observable inputs are unavailable. The carrying amounts of the Level 1 investments were $606 million and $589 million at March 26, 2023 and December 31, 2022. Due to changes in fair value and/or sales of investments, we recorded net gains of $29 million ($22 million, or $0.09 per share, after-tax) and $103 million ($77 million, or $0.29 per share, after-tax) during the quarters ended March 26, 2023 and March 27, 2022. These gains and losses are reflected in the other non-operating income, net account on our consolidated statements of earnings.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lockheed Martin Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Lockheed Martin Corporation (the Company) as of March 26, 2023, the related consolidated statements of earnings, comprehensive income, cash flows and equity for the quarters ended March 26, 2023 and March 27, 2022, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, the related consolidated statements of earnings, comprehensive income, cash flows and equity for the year then ended, and the related notes (not presented herein); and in our report dated January 26, 2023, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

These financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the SEC and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
/s/ Ernst & Young LLP
Tysons, Virginia
April 18, 2023

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and notes to consolidated financial statements and with our Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Form 10-K).
BUSINESS OVERVIEW
We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics, system integration and cybersecurity services. Our main areas of focus are in defense, space, intelligence, homeland security and information technology, including cybersecurity. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. During the quarter ended March 26, 2023, 73% of our $15.1 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 63% from the Department of Defense (DoD)), 26% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government) and 1% were from U.S. commercial and other customers.
U.S. Budget Environment
With nearly three quarters of our sales from the U.S. government, U.S. government spending levels, particularly defense spending, and timely funding thereof can affect our financial performance over the short and long term.
On December 29, 2022, the President signed the FY 2023 Omnibus Appropriations Act into law, which provides $858 billion in total national defense funding, of which $816.7 billion is for the DoD base budget. This reflects a $44.6 billion increase over the FY 2023 request for national defense spending, and a $43.7 billion increase for the DoD. The President’s Fiscal Year (FY) 2024 budget request was submitted to Congress on March 9, 2023 initiating the FY 2024 defense authorization and appropriations legislative process. The request includes $866 billion for National Defense, of which $842 billion is for the DoD base budget.
In addition to the FY 2024 budget process, Congress will have to contend with the legal limit on U.S. debt, commonly known as the debt ceiling. The current statutory limit of $31.4 trillion was reached in January, requiring the Treasury Department to take accounting measures to continue normally financing U.S. government obligations while avoiding exceeding the debt ceiling. It is expected, however, the U.S. government will exhaust these measures by June 2023. If the debt ceiling is not raised, the U.S. government may not be able to fulfill its funding obligations and there could be significant disruption to all discretionary programs and wider financial and economic repercussions. The federal budget and debt ceiling are expected to continue to be the subject of considerable congressional debate. Although we believe DoD, intelligence and homeland security programs will continue to receive consensus support for increased funding and would likely receive priority if this scenario came to fruition, the effect on individual programs or Lockheed Martin cannot be predicted at this time.
See also the discussion of U.S. Government funding risks within “Item 1A, Risk Factors” included in our 2022 Form 10-K.
Geopolitical and Economic Environment
We operate in a complex and evolving global security environment and our business is affected by geopolitical issues. Russia’s invasion of Ukraine has significantly elevated global geopolitical tensions and security concerns. As a result, we have received increased interest for certain of our products and services as countries seek to improve their security posture. In addition, security assistance provided by the U.S. Government to Ukraine has created U.S. Government demand to replenish U.S. stockpiles, resulting in additional and potential future orders for our products. We have seen this interest result in initiation of new contract discussions. However, given the long-cycle nature of our business and current industry capacity, we do not expect a significant increase in near term sales from new contracts in response to the conflict. We continue to evaluate capacity at our operations and the supply chain to anticipate potential demand and enable us to deliver critical capabilities.

COVID-19 has previously impacted our operational and financial performance and its impact in future periods, including our ability to execute our programs in the expected timeframe, remains uncertain and will depend on future COVID-19 related developments, including the impact of COVID-19 infection or potential new variants or subvariants, and supplier impacts and related government actions to prevent and manage disease spread. The long-term impacts of COVID-19 on government budgets and other funding priorities, including international priorities, that impact demand for our products and services also are difficult to predict, but could negatively affect our future results and performance.
Our business and financial performance may also be affected by general economic conditions. Heightened levels of inflation and the potential worsening of macro-economic conditions present risks for Lockheed Martin, our suppliers and the stability of the broader defense industrial base. We have been experiencing impacts to our labor rates and suppliers have signaled inflation related cost pressures, which will continue to flow through to our costs and pricing. Although inflation did not significantly impact our financial results in the first quarter of 2023, if inflation remains at current levels for an extended period, or increases, and we are unable to successfully mitigate the impact, our costs are likely to increase, resulting in pressure on our profits, margins and cash flows, particularly for existing fixed-price contracts. Inflation can also constrain the overall purchasing power of our customers for our products and services potentially impacting future orders. We remain committed to our ongoing efforts to increase the efficiency of our operations and improve the cost competitiveness and affordability of our products and services, which may, in part, offset cost increases from inflation.
For additional risks to the company related to the geopolitical and economic environment, see Item 1A, Risk Factors of our 2022 Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS
Our operating cycle is primarily long-term and involves many types of contracts for the design, development and manufacture of products and related activities with varying delivery schedules. Consequently, the results of operations of a particular year, or year-to-year comparisons of sales and profits, may not be indicative of future operating results. The following discussions of comparative results should be reviewed in this context. All per share amounts cited in these discussions are presented on a “per diluted share” basis, unless otherwise noted. Our consolidated results of operations were as follows (in millions, except per share data):

	Quarters Ended
	March 26, 2023	March 27, 2022
Net sales	$15,126	$14,964
Cost of sales	(13,080)	(13,055)
Gross profit	2,046	1,909
Other (expense) income, net	(9)	24
Operating profit	2,037	1,933
Interest expense	(202)	(135)
Non-service FAS pension income	110	140
Other non-operating income, net	49	123
Earnings before income taxes	1,994	2,061
Income tax expense	(305)	(328)
Net earnings	$1,689	$1,733
Diluted earnings per common share	$6.61	$6.44

Certain amounts reported in other (expense) income, net, including our share of earnings or losses from equity method investees, are included in the operating profit of our business segments. Accordingly, such amounts are included in the discussion of our business segment results of operations.

Net Sales
We generate sales from the delivery of products and services to our customers. Our consolidated net sales were as follows (in millions):

	Quarters Ended
	March 26, 2023	March 27, 2022
Products	$12,526	$12,494
% of total net sales	82.8%	83.5%
Services	2,600	2,470
% of total net sales	17.2%	16.5%
Total net sales	$15,126	$14,964
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
Product Sales
Product sales during the quarter ended March 26, 2023 were comparable to the same period in 2022 as higher product sales of $375 million at Space were mostly offset by lower product sales of $260 million at Aeronautics and $85 million at MFC. Higher product sales at Space was due to higher development volume for classified programs and higher development volume for Next Generation Interceptor (NGI). Lower product sales at Aeronautics were due to lower volume on F-35 production contracts, partially offset by higher volume on classified contracts. Lower product sales at MFC were due to lower volume for Guided Multiple Launch Rocket Systems (GMLRS).
Service Sales
Service sales increased $130 million, or 5%, during the quarter ended March 26, 2023 compared to the same period in 2022. The increase is primarily attributable to higher sales of approximately $130 million at Aeronautics due to higher volume on F-35 sustainment contracts.

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

	Quarters Ended (a)
	March 26, 2023	March 27, 2022
Cost of sales – products	$(11,151)	$(11,107)
% of product sales	89.0%	88.9%
Cost of sales – services	(2,284)	(2,167)
% of service sales	87.8%	87.7%
Other unallocated, net	355	219
Total cost of sales	$(13,080)	$(13,055)
(a)Effective January 1, 2023, the company reclassed intangible asset amortization expense out of the business segment operating profit and into the unallocated items line item to better align with how management views and manages the business. See “Note 1 - Basis of Presentation” included in our Notes to Consolidated Financial Statements for further information regarding the impact of this change on our current and prior period segment operating profit.
The following discussion of material changes in our consolidated cost of sales for products and services should be read in tandem with the preceding discussion of changes in our consolidated net sales and our business segment results of operations. Except for potential impacts to our programs resulting from supply chain disruptions and inflation, we have not identified any additional developing trends in cost of sales for products and services that would have a material impact on our future operations.
Product Costs
Product costs during the quarter ended March 26, 2023 were comparable to the same period in 2022 as higher product costs of $305 million at Space were offset by lower product costs of $240 million at Aeronautics and $75 million at MFC. Higher product costs at Space were due to higher development volume for classified programs and higher development volume for NGI. Lower product costs at Aeronautics were due to lower volume on F-35 production contracts, partially offset by higher volume on classified contracts. Lower product costs at MFC were due to lower volume for GMLRS.
Service Costs
Service costs increased $117 million, or 5%, during the quarter ended March 26, 2023 compared to the same period in 2022. The increase was primarily attributable to higher product costs of approximately $115 million at Aeronautics due to higher volume on F-35 sustainment contracts.
Other Unallocated, Net
Other unallocated, net primarily includes the FAS/CAS pension operating adjustment (which represents the difference between total CAS pension cost recorded in our business segments’ results of operations and the service cost component of Financial Accounting Standards (FAS) pension expense), stock-based compensation expense, changes in the fair value of assets and liabilities for deferred compensation plans, intangible asset amortization expense and other corporate costs. These items are not allocated to the business segments and, therefore, are not allocated to cost of sales for products or services. Other unallocated, net reduced cost of sales by $355 million during the quarter ended March 26, 2023, compared to $219 million during the quarter ended March 27, 2022. Other unallocated, net was higher primarily due to gains during the quarter ended March 26, 2023, compared to losses during the same period in 2022 for the fair value of assets and liabilities related to deferred compensation plans.
Other (Expense) Income, Net
Other (expense) income, net, primarily includes earnings generated by equity method investees. Other expense, net was $9 million during the quarter ended March 26, 2023, compared to other income, net of $24 million during the quarter ended March 27, 2022. Other expense, net during the quarter ended March 26, 2023 included lower earnings generated by our equity method investment in ULA due to lower launch volume and an increase in new product development costs.
Interest Expense
Interest expense during the quarter ended March 26, 2023 was $202 million, compared to $135 million during the quarter ended March 27, 2022. The increase in interest expense in 2023 resulted primarily from the issuance of notes in October of 2022.
Non-Service FAS Pension Income
Non-service FAS pension income was $110 million during the quarter ended March 26, 2023, compared to $140 million during the quarter ended March 27, 2022. The decrease was primarily due to higher interest cost and lower plan assets and associated expected return. See “Note 6 - Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements for additional information.
Other Non-operating Income, Net

Other non-operating income, net primarily includes gains or losses related to changes in the fair value of investments or gains or losses upon sale of investments. During the quarter ended March 26, 2023, other non-operating income, net was $49 million compared to $123 million during the quarter ended March 27, 2022. The decrease during the quarter ended March 26, 2023 was primarily due to lower gains for the fair value of certain investments. See “Note 10 - Other” included in our Notes to Consolidated Financial Statements for additional information.
Income Tax Expense
Our effective income tax rate was 15.3% for the quarter ended March 26, 2023 and 15.9% for the quarter ended March 27, 2022.The rates for both periods benefited from research and development tax credits, tax deductions for foreign derived intangible income, dividends paid to our defined contribution plans with an employee stock ownership plan feature, and employee equity awards. The rate for the first quarter of 2023 was lower than the first quarter of 2022 primarily due to increased research and development tax credits.
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
Beginning in 2022, The Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years for tax purposes. This provision is expected to increase our 2023 cash tax liability by approximately $575 million and our net deferred tax assets will increase by a similar amount. The actual impact on 2023 cash tax liability will depend on the amount of research and development expenses paid or incurred in 2023 among other factors. The cash tax impact will continue over the five-year amortization period but will decrease over the period and be immaterial by 2027.
As of December 31, 2022, our liabilities associated with uncertain tax positions were $1.6 billion. For the quarter ended March 26, 2023, our liabilities associated with uncertain tax positions increased to $1.9 billion with a corresponding increase to net deferred tax assets primarily as a result of the provision described above from the Tax Cuts and Jobs Act of 2017.

We are regularly under audit or examination by tax authorities, including foreign tax authorities (including in, amongst others, Australia, Canada, India, Italy, Japan, Poland, and the United Kingdom). The final determination of tax audits and any related litigation could similarly result in unanticipated increases in our tax expense and affect profitability and cash flows.

On August 16, 2022, the President signed into law the Inflation Reduction Act of 2022 which contained provisions effective January 1, 2023, including a 15% corporate minimum tax and a 1% excise tax on stock buybacks, both of which were immaterial to our financial results, financial position and cash flows.
Net Earnings
We reported net earnings of $1.7 billion ($6.61 per share) during the quarter ended March 26, 2023, compared to $1.7 billion ($6.44 per share) during the quarter ended March 27, 2022. Net earnings and earnings per share for the quarter ended March 26, 2023 were affected by the factors mentioned above. Earnings per share also benefited from a net decrease of approximately 13.5 million weighted average common shares outstanding during the quarter ended March 26, 2023, compared to the same periods in 2022. The reduction in weighted average common shares was a result of share repurchases, partially offset by share issuance under our stock-based awards and certain defined contribution plans.
BUSINESS SEGMENT RESULTS OF OPERATIONS
We operate in four business segments: Aeronautics, MFC, RMS and Space. We organize our business segments based on the nature of products and services offered.
Net sales and operating profit of our business segments exclude intersegment sales, cost of sales, and profit as these activities are eliminated in consolidation and thus are not included in management’s evaluation of performance of each segment. Business segment operating profit includes our share of earnings or losses from equity method investees as the operating activities of the equity method investees are closely aligned with the operations of our business segments.
Business segment operating profit excludes the FAS/CAS pension operating adjustment described below, a portion of corporate costs not considered allowable or allocable to contracts with the U.S. Government under the applicable U.S. Government cost accounting standards (CAS) or federal acquisition regulations (FAR), and other items not considered part of management’s evaluation of segment operating performance such as a portion of management and administration costs, legal fees and settlements, stock-based compensation expense, changes in the fair value of assets and liabilities for deferred compensation plans, retiree benefits, significant severance charges, significant asset impairments, gains or losses from divestitures, intangible asset amortization expense, and other miscellaneous corporate activities. Excluded items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit.

Sales and operating profit for each of our business segments were as follows (in millions):

	Quarters Ended
	March 26, 2023	March 27, 2022
Net sales
Aeronautics	$6,269	$6,401
Missiles and Fire Control	2,388	2,452
Rotary and Mission Systems	3,510	3,552
Space	2,959	2,559
Total net sales	$15,126	$14,964
Operating profit
Aeronautics	$675	$679
Missiles and Fire Control	377	385
Rotary and Mission Systems	350	406
Space	280	248
Total business segment operating profit	1,682	1,718
Unallocated items
FAS/CAS pension operating adjustment	415	426
Intangible asset amortization expense	(62)	(62)
Other, net	2	(149)
Total unallocated items	355	215
Total consolidated operating profit	$2,037	$1,933
Effective January 1, 2023, we no longer consider amortization expense related to purchased intangible assets when evaluating the operating performance of our business segments. As a result, intangible asset amortization expense, which was previously included in segment operating profit, is now reported in unallocated items within total consolidated operating profit. This change has been applied to the accompanying amounts above, including the amounts for 2022. See “Note 1 - Basis of Presentation” included in our Notes to Consolidated Financial Statements for further information regarding the impact of this change on our current and prior period segment operating profit. We also included supplemental tables under the caption Pro Forma Business Segment Summary Operating Results in our earnings release included as exhibit 99.1 to our Current Report on Form 8-K filed January 24, 2023, which provide unaudited pro forma financial information reflecting the impact of the change in presentation as-if it had been applicable for the quarters and year to date periods in 2022 and 2021. The supplemental tables, the earnings release and the Current Report on Form 8-K are not, and shall not be deemed to be, incorporated by reference herein.
Our business segments’ results of operations include pension expense only as calculated under U.S. Government Cost Accounting Standards (CAS), which we refer to as CAS pension cost. We recover CAS pension and other postretirement benefit plan cost through the pricing of our products and services on U.S. Government contracts and, therefore, recognize CAS pension cost in each of our business segment’s net sales and cost of sales. Our consolidated financial statements must present pension and other postretirement benefit plan income calculated in accordance with Financial Accounting Standards (FAS) requirements under U.S. GAAP. The operating portion of the total FAS/CAS pension adjustment represents the difference between the service cost component of FAS pension income and total CAS pension cost. The non-service FAS pension income components are included in non-service FAS pension income in our consolidated statements of earnings. As a result, to the extent that CAS pension cost exceeds the service cost component of FAS pension income, we have a favorable FAS/CAS pension operating adjustment.

The total FAS/CAS pension adjustments, including the service and non-service cost components of FAS pension income for our qualified defined benefit pension plans, were as follows (in millions):

	Quarters Ended
	March 26, 2023	March 27, 2022
Total FAS income and CAS cost
FAS pension income	$94	$116
Less: CAS pension cost	431	450
Total FAS/CAS pension adjustment	$525	$566

Service and non-service cost reconciliation
FAS pension service cost	$(16)	$(24)
Less: CAS pension cost	431	450
Total FAS/CAS pension operating adjustment	415	426
Non-service FAS pension income	110	140
Total FAS/CAS pension adjustment	$525	$566
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
Comparability of our segment sales, operating profit and operating margin may be impacted favorably or unfavorably by changes in profit booking rates on our contracts. Increases in the profit booking rates, typically referred to as favorable profit adjustments, usually relate to revisions in the estimated total costs to fulfill the performance obligations that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate, resulting in an increase in the estimated total costs to fulfill the performance obligations and a reduction in the profit booking rate and are typically referred to as unfavorable profit adjustments. Increases or decreases in profit booking rates are recognized in the current period they are determined and reflect the inception-to-date effect of such changes. Segment operating profit and margin may also be impacted favorably or unfavorably by other items, which may or may not impact sales. Favorable items may include the positive resolution of contractual matters, cost recoveries on severance and restructuring, insurance recoveries and gains on sales of assets. Unfavorable items may include the adverse resolution of contractual matters; COVID-19 impacts or supply chain disruptions; restructuring charges (except for significant severance actions, which are excluded from segment operating results); reserves for disputes; certain asset impairments; and losses on sales of certain assets.
Our consolidated net profit booking rate adjustments increased segment operating profit by approximately $415 million during the quarter ended March 26, 2023 and $405 million during the quarter ended March 27, 2022.
We periodically experience performance issues and record losses for certain programs. For further discussion on programs at Aeronautics and RMS, see “Note 10 - Other” included in our Notes to Consolidated Financial Statements.
We have contracted with the Canadian Government for the Canadian Maritime Helicopter Program at our RMS business segment that provides for design, development, and production of CH-148 aircraft (the Original Equipment contract), which is a military variant of the S-92 helicopter, and for logistical support to the fleet (the In Service Support contract) over an extended time period. The program has experienced performance issues, including delays in the final aircraft deliveries from the original contract requirement, and the Royal Canadian Air Force’s flight hours have been less than originally anticipated, which has impacted program revenues and the recovery of our costs under this program. Future sales and recovery of existing and future costs under the program are highly dependent upon achieving a certain number of flight hours, which are uncertain and dependent on aircraft availability and performance, and the availability of Canadian government resources. We are currently in discussions with the Canadian Government to potentially restructure certain contractual terms and conditions that may be beneficial to both parties. Future performance issues or changes in our estimates due to revised contract scope or customer requirements may affect our ability to recover our costs and may result in a loss that could be material to our operating results.
We also have a number of contracts with Türkish industry for the Türkish Utility Helicopter Program (TUHP), which anticipates co-production with Türkish industry for production of T70 helicopters for use in Türkiye, as well as the related provision of Türkish goods and services under buy-back or offset obligations, to include the future sales of helicopters built in Türkiye for sale globally. In 2020, the U.S. Government imposed certain sanctions on Türkish entities and persons that have affected our ability to perform under the TUHP contracts and we have provided force majeure notices under the affected contracts. The TUHP contracts may be restructured or terminated, either in whole or in part, which could result in a further reduction in sales, the imposition of penalties or assessment of damages, and increased unrecoverable costs, which could have an adverse effect on our financial results.
Our MFC business segment was previously awarded a competitively bid classified contract, which includes multiple phases of the program. We are currently performing on a phase which is primarily structured as cost-type. Additional phases are primarily fixed price and are not currently able to be awarded. If the additional phases are awarded at a later date, we expect that those phases would be performed at a loss. We will continue to monitor the circumstances on the program and may be required to recognize a reach-forward loss if circumstances change. Any such losses could be material to our financial results.

Aeronautics
Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended
	March 26, 2023	March 27, 2022
Net sales	$6,269	$6,401
Operating profit	675	679
Operating margin	10.8%	10.6%
Aeronautics’ net sales in the quarter ended March 26, 2023 decreased $132 million, or 2%, compared to the same period in 2022. The decrease was primarily attributable to lower net sales of $335 million for the F-35 program due to lower volume on production contracts. This decrease was partially offset by higher sales of $135 million on classified programs due to higher volume and $70 million for the F-16 program due to higher production and sustainment volume.
Aeronautics’ operating profit in the quarter ended March 26, 2023 was comparable to the same period in 2022. Operating profit for the F-35 program was comparable as lower volume on production contracts was mostly offset by contract mix. Operating profit for the F-16 program was comparable as higher volume on production and sustainment contracts was offset by higher unfavorable profit adjustments on a production contract and sustainment contracts. Total net profit booking rate adjustments were approximately $15 million lower in the first quarter of 2023 compared to the same period in 2022.
Missiles and Fire Control
Summary operating results for our MFC business segment were as follows (in millions):

	Quarters Ended
	March 26, 2023	March 27, 2022
Net sales	$2,388	$2,452
Operating profit	377	385
Operating margin	15.8%	15.7%
MFC’s net sales in the quarter ended March 26, 2023 decreased $64 million, or 3%, compared to the same period in 2022. The decrease was primarily attributable to lower net sales of $85 million for sensors and global sustainment programs as net sales for the first quarter of 2022 reflect the impact of a favorable profit adjustment on an international program as a result of a requirements modification that did not recur in the first quarter of 2023; and lower net sales of $60 million for tactical and strike missile programs due to lower volume (Guided Multiple Launch Rocket Systems (GMLRS)). These decreases were partially offset by higher net sales of $70 million for integrated air and missile defense programs due to the impact of higher net favorable profit adjustments (Patriot Advanced Capability-3 (PAC-3)).
MFC’s operating profit in the quarter ended March 26, 2023 decreased $8 million, or 2%, compared to the same period in 2022. The decrease was primarily attributable to lower operating profit of $85 million for sensors and global sustainment programs due to the favorable profit adjustment on an international program in the first quarter of 2022 as described above. This decrease was partially offset by higher operating profit of $60 million for integrated air and missile defense programs due to the impact of higher net favorable profit adjustments (PAC-3). In addition, operating margin was positively impacted when compared to the first quarter of 2022 due to contract mix at tactical and strike missiles. Total net profit booking rate adjustments were approximately $25 million lower in the first quarter of 2023 compared to the same period in 2022.

Rotary and Mission Systems
On December 5, 2022, the U.S. Army selected Sikorsky’s competitor in the Future Long Range Assault Aircraft Competition, a component of its Future Vertical Lift initiative to replace a portion of its assault and utility helicopter fleet. On December 28, 2022, Sikorsky, on behalf of Team DEFIANT, filed a protest with the U.S. Government Accountability Office (GAO) challenging the U.S. Army’s decision, and on April 6, 2023 the GAO issued a decision denying the protest. We are not pursuing further litigation in this matter. Sikorsky remains one of two competitors for the other component of the Future Vertical Lift initiative, the Future Attack Reconnaissance Aircraft competition.
Summary operating results for our RMS business segment were as follows (in millions):

	Quarters Ended
	March 26, 2023	March 27, 2022
Net sales	$3,510	$3,552
Operating profit	350	406
Operating margin	10.0%	11.4%
RMS’ net sales in the quarter ended March 26, 2023 decreased $42 million, or 1%, compared to the same period in 2022. The decrease was primarily attributable to lower net sales of $75 million for Sikorsky helicopter programs due to lower production volume (Black Hawk); and lower net sales of $60 million for various C6ISR (command, control, communications, computers, cyber, combat systems, intelligence, surveillance, and reconnaissance) programs due to lower volume. These decreases were partially offset by higher net sales of $85 million for integrated warfare systems and sensors (IWSS) programs due to higher volume (Aegis and TPY-4 programs).
RMS’ operating profit in the quarter ended March 26, 2023 decreased $56 million, or 14%, compared to the same period in 2022. The decrease was primarily attributable to lower operating profit of $65 million for Sikorsky helicopter programs due to lower production volume, net favorable profit adjustments, and contract mix on the Black Hawk program and unfavorable profit adjustments (CH-53K). Total net profit booking rate adjustments were $35 million lower in the first quarter of 2023 compared to the same period in 2022.
Space
Summary operating results for our Space business segment were as follows (in millions):

	Quarters Ended
	March 26, 2023	March 27, 2022
Net sales	$2,959	$2,559
Operating profit	280	248
Operating margin	9.5%	9.7%
Space’s net sales in the quarter ended March 26, 2023 increased $400 million, or 16%, compared to the same period in 2022. The increase was primarily attributable to higher net sales of $185 million for strategic and missile defense programs due to higher development volume (Next Generation Interceptor (NGI)); higher net sales of $170 million for national security space programs due to higher development volume (classified programs) and the impact of higher net favorable profit adjustments (Next Generation Overhead Persistent Infrared geosynchronous satellites (Next Gen OPIR) and classified programs); and higher net sales of $55 million for commercial civil space programs due to higher volume (Orion).
Space’s operating profit in the quarter ended March 26, 2023 increased $32 million, or 13%, compared to the same period in 2022. The increase was primarily attributable to higher operating profit of $70 million for national security space programs due to the impact of higher net favorable profit adjustments (Next Gen OPIR and classified programs). This increase was partially offset by $45 million of lower equity earnings from the company's investment in United Launch Alliance (ULA) due to lower launch volume and an increase in new product development costs. Total net profit booking rate adjustments were $85 million higher in the first quarter of 2023 compared to the same period in 2022.
Total equity (losses)/earnings (primarily ULA) represented approximately $(15) million, or (5)%, of Space's operating profit in the first quarter of 2023, compared to approximately $30 million, or 12% in the first quarter of 2022.

FINANCIAL CONDITION
Liquidity and Cash Flows
At March 26, 2023, we had cash and cash equivalents of $2.4 billion. Our principal source of liquidity is our cash from operations. However, we also have access to credit markets, if needed, for liquidity or general corporate purposes, including share repurchases. This access includes our $3.0 billion revolving credit facility or the ability to issue commercial paper, and letters of credit to support customer advance payments and for other trade finance purposes such as guaranteeing our performance on particular contracts. We believe our cash and cash equivalents, our expected cash flow generated from operations and our access to credit markets will be sufficient to meet our cash requirements and cash deployment plans over the next twelve months and beyond based on our current business plans.
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
Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type. We generally bill and collect cash more frequently under cost-reimbursable contracts, which represented approximately 41% of the sales we recorded during the quarter ended March 26, 2023, as we are authorized to bill as the costs are incurred. A number of our fixed-price contracts may provide for performance-based payments, which allow us to bill and collect cash as we perform on the contract. The amount of performance-based payments and the related milestones are encompassed in the negotiation of each contract. The timing of such payments may differ from the timing of the costs incurred related to our contract performance, thereby affecting our cash flows.
The U.S. Government has indicated that it would consider progress payments as the baseline for negotiating payment terms on fixed-price contracts, rather than performance-based payments. In contrast to negotiated performance-based payment terms, progress payment provisions correspond to a percentage of the amount of costs incurred during the performance of the contract and are invoiced regularly as costs are incurred. Our cash flows may be affected if the U.S. Government changes its payment policies or decides to withhold payments on our billings. For example, the U.S. Government increased the progress payment rate applicable to us from 80% to 90% at the beginning of the COVID-19 pandemic and a reversal or modification of this policy could affect the timing of our cash flows. While the impact of policy changes or withholding payments may delay the receipt of cash, the cumulative amount of cash collected during the life of the contract should not vary.
Since the COVID-19 pandemic began, we have remained committed to accelerating payments to the supply chain with a focus on small and at-risk businesses. We will continue to utilize accelerated payments throughout 2023 on an as needed basis.
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
We have returned cash to stockholders through dividends and share repurchases. During the quarter ended March 26, 2023, we entered into an accelerated share repurchase (ASR) agreement to repurchase $500 million of our common stock. As of March 26, 2023, the total remaining authorization for future common share repurchases under our program was $9.5 billion, which is expected to be utilized over a three-year period through 2025. We expect to fund the repurchases through a combination of cash from operations and the issuance of additional debt. The stock repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time. The amount of shares ultimately purchased and the timing of purchases are at the discretion of management and subject to compliance with applicable law and regulation.
We continue to actively manage our debt levels, including maturities and interest rates. We also actively manage our pension obligations and expect to continue to opportunistically manage our pension liabilities through the purchase of group annuity contracts or other actions for portions of our outstanding defined benefit pension obligations using assets from the pension trust. See “Note 6 - Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements for additional information. Future pension risk transfer transactions could also be significant and result in us making additional contributions to the pension trust.
There were no material changes during the quarter ended March 26, 2023 to our contractual commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Form 10-K that were outside the ordinary course of our business.
The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	Quarters Ended
	March 26, 2023	March 27, 2022
Cash and cash equivalents at beginning of year	$2,547	$3,604
Operating activities
Net earnings	1,689	1,733
Noncash adjustments	265	352
Changes in working capital	(267)	(654)
Other, net	(123)	(21)
Net cash provided by operating activities	1,564	1,410
Net cash used for investing activities	(259)	(251)
Net cash used for financing activities	(1,412)	(2,880)
Net change in cash and cash equivalents	(107)	(1,721)
Cash and cash equivalents at end of period	$2,440	$1,883
Operating Activities
Net cash provided by operating activities during the quarter ended March 26, 2023 increased $154 million compared to the same period in 2022. The increase was primarily due to various changes in working capital, primarily production and billing cycles impacting contract assets and receivables (primarily F-35 program at Aeronautics and missile programs at MFC), partially offset by the timing of cash payments for accounts payable (primarily Aeronautics).
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
The following table reconciles net cash provided by operating activities to free cash flow (in millions):

	Quarters Ended
	March 26, 2023	March 27, 2022
Cash from operations	$1,564	$1,410
Capital expenditures	(294)	(268)
Free cash flow	$1,270	$1,142

Investing Activities
Net cash used for investing activities during the quarter ended March 26, 2023 increased $8 million compared to the same period in 2022. Capital expenditures totaled $294 million and $268 million during the quarters ended March 26, 2023 and March 27, 2022. The majority of our capital expenditures are for equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.
Financing Activities
Net cash used for financing activities was $1.4 billion during the quarter ended March 26, 2023, compared to $2.9 billion during the same period in 2022.
During the quarters ended March 26, 2023 and March 27, 2022, we paid dividends totaling $784 million ($3.00 per share) and $767 million ($2.80 per share).
During the quarter ended March 26, 2023, we paid $500 million to repurchase 1.1 million shares of our common stock, of which 0.2 million shares were received upon settlement in April 2023. See “Note 9 - Stockholders’ Equity” included in our Notes to Consolidated Financial Statements for additional information. During the quarter ended March 27, 2022, we paid $2.0 billion to repurchase 4.7 million shares of our common stock, of which 0.6 million shares were received upon settlement in April 2022.
Capital Resources
At March 26, 2023, we held cash and cash equivalents of $2.4 billion that was generally available to fund ordinary business operations without significant legal, regulatory, or other restrictions.
At March 26, 2023, we had a $3.0 billion revolving credit facility (the Revolving Credit Facility) with various banks with an expiration date of August 24, 2027 that is available for general corporate purposes including supporting commercial paper borrowings. We may request and the banks may grant, at their discretion, an increase in the borrowing capacity under the Revolving Credit Facility of up to an additional $500 million. There were no borrowings outstanding under the Revolving Credit Facility at March 26, 2023.
We have agreements in place with financial institutions to provide for the issuance of commercial paper. The outstanding balance of commercial paper can fluctuate daily and the amount outstanding during the period may be greater than or less than the amount reported at the end of the period. There were no commercial paper borrowings outstanding as of March 26, 2023 and December 31, 2022. We may, as conditions warrant, from time to time issue commercial paper backed by our Revolving Credit Facility to manage the timing of cash flows. However, depending on market conditions, commercial paper may not be available on favorable terms or at all.

Our total outstanding short-term and long-term debt, net of unamortized discounts and issuance costs was $15.6 billion as of March 26, 2023 and is in the form of publicly-issued notes that bear interest at fixed rates. As of March 26, 2023, we were in compliance with all covenants contained in our debt and credit agreements.

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

OTHER MATTERS
Status of the F-35 Program
The F-35 program primarily consists of production contracts, sustainment activities, and new development efforts. Production of the aircraft is expected to continue for many years given the U.S. Government’s current inventory objective of 2,456 aircraft for the U.S. Air Force, U.S. Marine Corps, and U.S. Navy; commitments from our seven international partner countries and nine Foreign Military Sales (FMS) customers; as well as interest from other countries. We continue to see strong international demand for the F-35. The Government of Canada announced in January 2023 their commitment to purchase 88 F-35 aircraft. In February 2023, the government of Singapore announced its intent to exercise an option to purchase an additional eight F-35 aircraft, increasing its total quantity to 12. In March of 2023, the government of South Korea announced approval to purchase an additional 20 F-35 aircraft, increasing its total quantity to 60.
During the first quarter of 2023, we delivered five aircraft and had a backlog of 340 aircraft. Deliveries in the quarter were impacted by an issue with the Government Furnished Equipment (GFE) engine that occurred at the end of 2022 and resulted in a pause in flight operations, which prevented aircraft deliveries until flight operations and deliveries resumed in March 2023. We currently expect that we will deliver fewer than the prior plan of 147-153 aircraft in 2023 due to both software maturation related to the Technology Refresh 3 (TR-3) configuration and hardware delivery timing; we will provide an updated range pending the results of future flight tests. Despite the change in the delivery range, currently we do not expect a material impact to our 2023 financial outlook. Since program inception through the first quarter of 2023, we have delivered 899 production F-35 aircraft to U.S. and international customers, including 652 F-35A variants, 178 F-35B variants, and 69 F-35C variants, demonstrating the F-35 program’s continued progress and longevity.
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
Critical Accounting Policies
There have been no significant changes to the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As disclosed in “Item 7A, Quantitative and Qualitative Disclosures About Market Risk” of our 2022 Form 10-K, we transact business globally and are subject to risks associated with changing foreign currency exchange rates. We enter into foreign currency hedges such as forward and option contracts that change in value as foreign currency exchange rates change. Our exposures to market risk have not changed materially since December 31, 2022. See “Note 8 - Fair Value Measurements” included in our Notes to Consolidated Financial Statements for additional discussion.
ITEM 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 26, 2023. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of March 26, 2023.
There were no changes in our internal control over financial reporting during the quarter ended March 26, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•planned production rates and orders for significant programs, compliance with stringent performance and reliability standards, and materials availability, including government furnished equipment;
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
•changes in procurement and other regulations and policies affecting our industry, export of our products, cost allowability or recovery, preferred contract type, and performance and progress payments policy;
•performance and financial viability of key suppliers, teammates, joint ventures (including United Launch Alliance), joint venture partners, subcontractors and customers;
•    economic, industry, business and political conditions including their effects on governmental policy;
•the impact of inflation and other cost pressures;
•the impact of COVID-19 or future epidemics on our business and financial results, including supply chain disruptions and delays, employee absences, and program delays;
•    government actions that disrupt our supply chain or prevent the sale or delivery of our products (such as delays in approvals for exports requiring Congressional notification);
•    trade policies or sanctions (including Chinese sanctions on us or our suppliers, teammates or partners, U.S. Government sanctions on Türkish entities and persons, and potential indirect effects of sanctions on Russia to our supply chain);
•    our success expanding into and doing business in adjacent markets and internationally and the risks posed by international sales;
•    changes in foreign national priorities and foreign government budgets and planned orders, including potential effects from fluctuations in currency exchange rates;
•    the competitive environment for our products and services, including competition from startups and non-traditional defense contractors;
•    our ability to develop and commercialize new technologies and products, including emerging digital and network technologies and capabilities;
•our ability to benefit fully from or adequately protect our intellectual property rights;
•    our ability to attract and retain a highly skilled workforce, the impact of work stoppages or other labor disruptions;
•    cyber or other security threats or other disruptions faced by us or our suppliers;
•    our ability to implement and continue, and the timing and impact of, capitalization changes such as share repurchases, dividend payments and financing transactions;
•    the accuracy of our estimates and projections;
•    the impact of pension risk transfers, including potential noncash settlement charges, timing and estimates regarding pension funding and movements in interest rates and other changes that may affect pension plan assumptions, stockholders’ equity, the level of the FAS/CAS adjustment, and actual returns on pension plan assets;
•    realizing the anticipated benefits of acquisitions or divestitures, investments, joint ventures, teaming arrangements or internal reorganizations, and market volatility affecting the fair value of investments that are marked to market;
•    our efforts to increase the efficiency of our operations and improve the affordability of our products and services, including through digital transformation and cost reduction initiatives;
•    the risk of an impairment of our assets, including the potential impairment of goodwill recorded at the Sikorsky line of business;

•    the availability and adequacy of our insurance and indemnities;
•    impacts of climate change and compliance with laws, regulations, policies, and customer requirements in response to climate change concerns;
•    changes in accounting, U.S. or foreign tax, export or other laws, regulations, and policies and their interpretation or application, and changes in the amount or reevaluation of uncertain tax positions; and
•the outcome of legal proceedings, bid protests, environmental remediation efforts, audits, government investigations or government allegations that we have failed to comply with law, other contingencies and U.S. Government identification of deficiencies in our business systems.
These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see our filings with the U.S. Securities and Exchange Commission (SEC) including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and subsequent Quarterly Reports on Form 10-Q. Our filings may be accessed through the Investor Relations page of our website, www.lockheedmartin.com/investor, or through the website maintained by the SEC at www.sec.gov.
Our actual financial results likely will be different from those projected due to the inherent nature of projections. Given these uncertainties, forward-looking statements should not be relied on in making investment decisions. The forward-looking statements contained in this Form 10-Q speak only as of the date of our filing. Except where required by applicable law, we expressly disclaim a duty to provide updates to forward-looking statements after the date of this Form 10-Q to reflect subsequent events, changed circumstances, changes in expectations, or the estimates and assumptions associated with them. The forward-looking statements in this Form 10-Q are intended to be subject to the safe harbor protection provided by the federal securities laws.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
We are a party to litigation and other proceedings that arise in the ordinary course of our business, including matters arising under provisions relating to the protection of the environment, and are subject to contingencies related to certain businesses we previously owned. These types of matters could result in fines, penalties, cost reimbursements or contributions, compensatory or treble damages or non-monetary sanctions or relief. We believe the probability is remote that the outcome of each of these matters will have a material adverse effect on the company as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings and cash flows in any particular interim reporting period. We cannot predict the outcome of legal or other proceedings with certainty.
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
For information regarding the matters discussed above, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Note 7 - Legal Proceedings and Contingencies” included in our Notes to Consolidated Financial Statements in this Form 10-Q. For additional information and a description of previously reported matters, see also “Critical Accounting Policies – Environmental Matters” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 14 – Legal Proceedings, Commitments and Contingencies,” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission.
ITEM 1A. Risk Factors
There have been no material changes to the risk factors disclosed in “Item 1A, Risk Factors” of our 2022 Form 10-K. These risks and uncertainties described in our risk factors have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. These risks are not exclusive and additional risks to which we are subject include the factors mentioned under “Forward-Looking Statements” and the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the quarter ended March 26, 2023.
The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended March 26, 2023.

Period (a)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
				(in millions)
January 1, 2023 – January 29, 2023	—	$—	—	$10,023
January 30, 2023 – February 26, 2023 (c)	876,418	$479.27	868,452	$9,523
February 27, 2023 – March 26, 2023 (d)	251,388	$479.49	—	$9,523
Total(c)(d)	1,127,806	$479.48	868,452

(a)We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, March 26, 2023 was the last day of our March 2023 fiscal month.
(b)In 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. From time to time, our Board of Directors authorizes increases to our share repurchase program. On October 17, 2022, the Board of Directors authorized an increase to the program by $14.0 billion. The total remaining authorization for future common share repurchases under our share repurchase program was $9.5 billion as of March 26, 2023. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans, including accelerated share repurchases. The program does not have an expiration date.
(c)During the quarter ended March 26, 2023, we entered into an accelerated share repurchase (ASR) agreement to purchase $500 million of our common stock. Under the terms of the ASR agreement, we paid $500 million and received an initial delivery of 868,452 shares of our common stock in February 2023. Upon final settlement of the ASR agreement in April 2023, we received an additional 184,437 shares of our common stock based on the average price paid per share of $474.88, calculated with reference to the volume-weighted average price (VWAP) of our common stock over the term of the agreement, less a negotiated discount. Average Price Paid Per Share in the table above does not include ASR shares.
(d)During the quarter ended March 26, 2023, the total number of shares purchased included 259,354 shares that were transferred to us by employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock units and performance stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the program.

ITEM 6. Exhibits

Exhibit No.	Description

3.1
Bylaws of Lockheed Martin Corporation, as amended and restated effective February 22, 2023 (incorporated by reference to Exhibit 3.1 to Lockheed Martin Corporation's Current Report on Form 8-K filed with the SEC on February 23, 2023)

10.1	Form of 2023 Annual Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan

10.2	Form of Performance Stock Unit Award Agreement (2023 - 2025 Performance Period) under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan

10.3	Form of Long Term Incentive Performance Award Agreement (2023 - 2025 Performance Period) under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan

10.4	Amendment to Outstanding Long-Term Incentive Performance and Performance Stock Unit Award Agreements (effective February 22, 2023)

10.5	Lockheed Martin Corporation 2021 Management Incentive Compensation Plan, amended and restated effective January 1, 2023

15	Acknowledgment of Independent Registered Public Accounting Firm

31.1	Certification of James D. Taiclet pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Jesus Malave pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of James D. Taiclet and Jesus Malave pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: April 18, 2023	By: /s/ H. Edward Paul III
H. Edward Paul III
Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)