Form 10-Q
period 2023-06-25
LOCKHEED MARTIN CORP
filed 2023-07-19
CIK 936468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2023
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
Large accelerated filer ☒ Accelerated filer ☐ Non–accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 251,831,462 shares of our common stock, $1 par value per share, outstanding as of July 14, 2023.

Lockheed Martin Corporation
Form 10-Q
For the Quarterly Period Ended June 25, 2023

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Lockheed Martin Corporation
Consolidated Statements of Earnings
(unaudited; in millions, except per share data)

	Quarters Ended		Six Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Net sales
Products	$13,758	$12,761	$26,284	$25,255
Services	2,935	2,685	5,535	5,155
Total net sales	16,693	15,446	31,819	30,410
Cost of sales
Products	(12,238)	(11,339)	(23,389)	(22,446)
Services	(2,642)	(2,356)	(4,926)	(4,523)
Other unallocated, net	277	205	632	424
Total cost of sales	(14,603)	(13,490)	(27,683)	(26,545)
Gross profit	2,090	1,956	4,136	3,865
Other income, net	45	7	36	31
Operating profit	2,135	1,963	4,172	3,896
Interest expense	(223)	(141)	(425)	(276)
Non-service FAS pension income (expense)	111	(1,331)	221	(1,191)
Other non-operating (expense) income, net	(17)	(161)	32	(38)
Earnings before income taxes	2,006	330	4,000	2,391
Income tax expense	(325)	(21)	(630)	(349)
Net earnings	$1,681	$309	$3,370	$2,042

Earnings per common share
Basic	$6.65	$1.16	$13.28	$7.65
Diluted	$6.63	$1.16	$13.24	$7.62

Cash dividends paid per common share	$3.00	$2.80	$6.00	$5.60
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Comprehensive Income
(unaudited; in millions)

	Quarters Ended		Six Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Net earnings	$1,681	$309	$3,370	$2,042
Other comprehensive income, net of tax
Postretirement benefit plans
Net actuarial gain recognized due to plan remeasurements, net of tax of $461 million in 2022	—	1,698	—	1,698
Amortization of actuarial losses and prior service credits, net of tax of $10 million and $20 million in 2023 and $15 million and $28 million in 2022	(37)	47	(74)	95
Pension settlement charge, net of tax of $314 million in 2022	—	1,156	—	1,156
Other, net, net of tax of $4 million and $8 million in 2023 and $6 million and $5 million in 2022	44	(90)	18	(111)
Other comprehensive income (loss), net of tax	7	2,811	(56)	2,838
Comprehensive income	$1,688	$3,120	$3,314	$4,880
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Balance Sheets
(in millions, except par value)

	June 25, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$3,673	$2,547
Receivables, net	3,427	2,505
Contract assets	13,008	12,318
Inventories	3,498	3,088
Other current assets	481	533
Total current assets	24,087	20,991
Property, plant and equipment, net	7,966	7,975
Goodwill	10,795	10,780
Intangible assets, net	2,336	2,459
Deferred income taxes	4,518	3,744
Other noncurrent assets	7,276	6,931
Total assets	$56,978	$52,880
Liabilities and equity
Current liabilities
Accounts payable	$3,466	$2,117
Salaries, benefits and payroll taxes	2,896	3,075
Contract liabilities	8,184	8,488
Current maturities of long-term debt	283	118
Other current liabilities	2,875	2,089
Total current liabilities	17,704	15,887
Long-term debt, net	17,262	15,429
Accrued pension liabilities	5,373	5,472
Other noncurrent liabilities	7,399	6,826
Total liabilities	47,738	43,614
Stockholders’ equity
Common stock, $1 par value per share	251	254
Additional paid-in capital	—	92
Retained earnings	17,068	16,943
Accumulated other comprehensive loss	(8,079)	(8,023)
Total stockholders’ equity	9,240	9,266
Total liabilities and equity	$56,978	$52,880
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Cash Flows
(unaudited; in millions)

	Six Months Ended
	June 25, 2023	June 26, 2022
Operating activities
Net earnings	$3,370	$2,042
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	659	672
Stock-based compensation	146	134
Deferred income taxes	(234)	(425)
Pension settlement charge	—	1,470
Changes in assets and liabilities
Receivables, net	(922)	(1,438)
Contract assets	(690)	(1,174)
Inventories	(410)	(450)
Accounts payable	1,397	1,522
Contract liabilities	(304)	(30)
Income taxes	(46)	318
Qualified defined benefit pension plans	(189)	(231)
Other, net	(113)	331
Net cash provided by operating activities	2,664	2,741
Investing activities
Capital expenditures	(623)	(572)
Other, net	30	(11)
Net cash used for investing activities	(593)	(583)
Financing activities
Issuance of long-term debt, net of related costs	1,975	2,267
Repayments of long-term debt	—	(2,250)
Repurchases of common stock	(1,250)	(2,356)
Dividends paid	(1,542)	(1,511)
Other, net	(128)	(137)
Net cash used for financing activities	(945)	(3,987)
Net change in cash and cash equivalents	1,126	(1,829)
Cash and cash equivalents at beginning of period	2,547	3,604
Cash and cash equivalents at end of period	$3,673	$1,775
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
For the Quarters Ended June 25, 2023 and June 26, 2022
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at March 26, 2023	$254	$—	$17,478	$(8,086)	$9,646
Net earnings	—	—	1,681	—	1,681
Other comprehensive income, net of tax	—	—	—	7	7
Dividends declared	—	—	(1,523)	—	(1,523)
Repurchases of common stock	(3)	(179)	(568)	—	(750)
Stock-based awards, ESOP activity and other	—	179	—	—	179
Balance at June 25, 2023	$251	$—	$17,068	$(8,079)	$9,240

Balance at March 27, 2022	$265	$—	$20,716	$(10,979)	$10,002
Net earnings	—	—	309	—	309
Other comprehensive income, net of tax	—	—	—	2,811	2,811
Dividends declared	—	—	(1,497)	—	(1,497)
Repurchases of common stock	(2)	(179)	(192)	—	(373)
Stock-based awards, ESOP activity and other	1	179	—	—	180
Balance at June 26, 2022	$264	$—	$19,336	$(8,168)	$11,432
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
For the Six Months Ended June 25, 2023 and June 26, 2022
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2022	$254	$92	$16,943	$(8,023)	$9,266
Net earnings	—	—	3,370	—	3,370
Other comprehensive income, net of tax	—	—	—	(56)	(56)
Dividends declared	—	—	(2,291)	—	(2,291)
Repurchases of common stock	(4)	(292)	(954)	—	(1,250)
Stock-based awards, ESOP activity and other	1	200	—	—	201
Balance at June 25, 2023	$251	$—	$17,068	$(8,079)	$9,240

Balance at December 31, 2021	$271	$94	$21,600	$(11,006)	$10,959
Net earnings	—	—	2,042	—	2,042
Other comprehensive income, net of tax	—	—	—	2,838	2,838
Dividends declared	—	—	(2,246)	—	(2,246)
Repurchases of common stock	(8)	(305)	(2,060)	—	(2,373)
Stock-based awards, ESOP activity and other	1	211	—	—	212
Balance at June 26, 2022	$264	$—	$19,336	$(8,168)	$11,432
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
Additionally, during the third quarter of 2022, we changed the presentation of deferred income taxes related to uncertain tax positions in the operating cash flow section of the consolidated statements of cash flows. Amounts for six months ended June 26, 2022 have been conformed to the current period’s presentation and this change does not impact previously reported net cash from operating activities.
We close our books and records on the last Sunday of the interim calendar quarter, which was on June 25 for the second quarter of 2023 and June 26 for the second quarter of 2022 to align our financial closing with our business processes. The consolidated financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods as our fiscal year ends on December 31.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
NOTE 2 - EARNINGS PER COMMON SHARE
The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Weighted average common shares outstanding for basic computations	252.8	265.8	253.7	267.0
Weighted average dilutive effect of equity awards	0.8	0.9	0.9	0.9
Weighted average common shares outstanding for diluted computations	253.6	266.7	254.6	267.9
We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units (RSUs) and performance stock units (PSUs) based on the treasury stock method. There were no significant anti-dilutive equity awards during the quarters and six months ended June 25, 2023 and June 26, 2022. Basic and diluted weighted average common shares outstanding decreased in 2023 compared to 2022 due to share repurchases. See “Note 9 - Stockholders’ Equity” for more information.
NOTE 3 - INFORMATION ON BUSINESS SEGMENTS
Overview
We operate in four business segments: Aeronautics, Missiles and Fire Control (MFC), Rotary and Mission Systems (RMS) and Space. We organize our business segments based on the nature of products and services offered.
Selected Financial Data by Business Segment
Net sales and operating profit of our business segments exclude intersegment sales, cost of sales and profit as these activities are eliminated in consolidation and thus are not included in management’s evaluation of performance of each segment. Business segment operating profit includes our share of earnings or losses from equity method investees as the operating activities of the equity method investees are closely aligned with the operations of our business segments.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
This change has been applied to the amounts below, including the amounts for 2022. Sales and operating profit for each of our business segments were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Net sales
Aeronautics	$6,875	$5,862	$13,144	$12,263
Missiles and Fire Control	2,755	2,747	5,143	5,199
Rotary and Mission Systems	3,897	4,012	7,407	7,564
Space	3,166	2,825	6,125	5,384
Total net sales	$16,693	$15,446	$31,819	$30,410
Operating profit
Aeronautics	$718	$613	$1,393	$1,292
Missiles and Fire Control	371	418	748	803
Rotary and Mission Systems	454	461	804	867
Space	312	271	592	519
Total business segment operating profit	1,855	1,763	3,537	3,481
Unallocated items
FAS/CAS pension operating adjustment	416	425	831	851
Intangible asset amortization expense	(62)	(62)	(124)	(124)
Other, net	(74)	(163)	(72)	(312)
Total unallocated items	280	200	635	415
Total consolidated operating profit	$2,135	$1,963	$4,172	$3,896
Intersegment sales
Aeronautics	$71	$58	$124	$118
Missiles and Fire Control	159	161	305	317
Rotary and Mission Systems	505	453	994	908
Space	92	99	178	182
Total intersegment sales	$827	$771	$1,601	$1,525
Unallocated Items
Business segment operating profit excludes the FAS/CAS pension operating adjustment, a portion of corporate costs not considered allowable or allocable to contracts with the U.S. Government under the applicable U.S. Government cost accounting standards (CAS) or federal acquisition regulations (FAR), and other items not considered part of management’s evaluation of segment operating performance such as a portion of management and administration costs, legal fees and settlements, environmental costs, stock-based compensation expense, changes in the fair value of assets and liabilities for deferred compensation plans, retiree benefits, significant severance charges, significant asset impairments, gains or losses from divestitures, intangible asset amortization expense, and other miscellaneous corporate activities. Excluded items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. See “Note 10 - Other” for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.
FAS/CAS Pension Operating Adjustment
Our business segments’ results of operations include pension expense only as calculated under U.S. Government Cost Accounting Standards (CAS), which we refer to as CAS pension cost. We recover CAS pension and other postretirement benefit plan cost through the pricing of our products and services on U.S. Government contracts and, therefore, recognize CAS pension cost in each of our business segment’s net sales and cost of sales. Our consolidated financial statements must present pension and other postretirement benefit plan income calculated in accordance with Financial Accounting Standards (FAS) requirements under U.S. GAAP. The operating portion of the total FAS/CAS pension adjustment represents the difference between the service cost component of FAS pension income (expense) and total CAS pension cost. As a result, to the extent that CAS pension cost exceeds the service cost component of FAS pension income (expense) we have a favorable FAS/CAS pension operating adjustment.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Disaggregation of Net Sales

Net sales by products and services, contract type, customer, and geographic region were as follows (in millions):

	Quarter Ended June 25, 2023
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$5,645	$2,412	$3,041	$2,660	$13,758
Services	1,230	343	856	506	2,935
Total net sales	$6,875	$2,755	$3,897	$3,166	$16,693
Net sales by contract type
Fixed-price	$4,656	$1,863	$2,451	$799	$9,769
Cost-reimbursable	2,219	892	1,446	2,367	6,924
Total net sales	$6,875	$2,755	$3,897	$3,166	$16,693
Net sales by customer
U.S. Government	$4,621	$1,911	$2,754	$3,121	$12,407
International (a)	2,169	841	1,075	41	4,126
U.S. commercial and other	85	3	68	4	160
Total net sales	$6,875	$2,755	$3,897	$3,166	$16,693
Net sales by geographic region
United States	$4,706	$1,914	$2,822	$3,125	$12,567
Europe	1,146	174	212	24	1,556
Asia Pacific	690	215	554	16	1,475
Middle East	226	411	155	1	793
Other	107	41	154	—	302
Total net sales	$6,875	$2,755	$3,897	$3,166	$16,693

	Six Months Ended June 25, 2023
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$10,801	$4,501	$5,833	$5,149	$26,284
Services	2,343	642	1,574	976	5,535
Total net sales	$13,144	$5,143	$7,407	$6,125	$31,819
Net sales by contract type
Fixed-price	$8,968	$3,481	$4,659	$1,563	$18,671
Cost-reimbursable	4,176	1,662	2,748	4,562	13,148
Total net sales	$13,144	$5,143	$7,407	$6,125	$31,819
Net sales by customer
U.S. Government	$8,738	$3,492	$5,177	$6,029	$23,436
International (a)	4,283	1,646	2,095	86	8,110
U.S. commercial and other	123	5	135	10	273
Total net sales	$13,144	$5,143	$7,407	$6,125	$31,819
Net sales by geographic region
United States	$8,861	$3,497	$5,312	$6,039	$23,709
Europe	2,276	385	437	47	3,145
Asia Pacific	1,365	317	992	38	2,712
Middle East	451	866	341	1	1,659
Other	191	78	325	—	594
Total net sales	$13,144	$5,143	$7,407	$6,125	$31,819

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

	Quarter Ended June 26, 2022
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$4,804	$2,444	$3,150	$2,363	$12,761
Services	1,058	303	862	462	2,685
Total net sales	$5,862	$2,747	$4,012	$2,825	$15,446
Net sales by contract type
Fixed-price	$3,916	$1,943	$2,589	$753	$9,201
Cost-reimbursable	1,946	804	1,423	2,072	6,245
Total net sales	$5,862	$2,747	$4,012	$2,825	$15,446
Net sales by customer
U.S. Government	$3,963	$1,924	$2,785	$2,786	$11,458
International (a)	1,868	823	1,129	29	3,849
U.S. commercial and other	31	—	98	10	139
Total net sales	$5,862	$2,747	$4,012	$2,825	$15,446
Net sales by geographic region
United States	$3,994	$1,924	$2,883	$2,796	$11,597
Europe	845	262	178	20	1,305
Asia Pacific	705	107	553	6	1,371
Middle East	222	417	201	3	843
Other	96	37	197	—	330
Total net sales	$5,862	$2,747	$4,012	$2,825	$15,446

	Six Months Ended June 26, 2022
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$10,221	$4,617	$5,938	$4,479	$25,255
Services	2,042	582	1,626	905	5,155
Total net sales	$12,263	$5,199	$7,564	$5,384	$30,410
Net sales by contract type
Fixed-price	$8,602	$3,656	$4,807	$1,390	$18,455
Cost-reimbursable	3,661	1,543	2,757	3,994	11,955
Total net sales	$12,263	$5,199	$7,564	$5,384	$30,410
Net sales by customer
U.S. Government	$8,176	$3,519	$5,296	$5,302	$22,293
International (a)	4,018	1,675	2,100	63	7,856
U.S. commercial and other	69	5	168	19	261
Total net sales	$12,263	$5,199	$7,564	$5,384	$30,410
Net sales by geographic region
United States	$8,245	$3,524	$5,464	$5,321	$22,554
Europe	1,868	518	365	44	2,795
Asia Pacific	1,426	213	985	13	2,637
Middle East	484	882	377	6	1,749
Other	240	62	373	—	675
Total net sales	$12,263	$5,199	$7,564	$5,384	$30,410

(a)International sales include foreign military sales (FMS) contracted through the U.S. Government and direct commercial sales to international governments and other international customers.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Our Aeronautics business segment includes our largest program, the F-35 Lightning II, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented approximately 26% of our total consolidated net sales for both the quarter and six months ended June 25, 2023 and 23% and 26% of our total consolidated net sales for the quarter and six months ended June 26, 2022.
Assets
Total assets for each of our business segments were as follows (in millions):

	June 25, 2023	December 31, 2022
Assets
Aeronautics	$13,426	$12,055
Missiles and Fire Control	5,777	5,788
Rotary and Mission Systems	18,175	17,988
Space	6,640	6,351
Total business segment assets	44,018	42,182
Corporate assets (a)	12,960	10,698
Total assets	$56,978	$52,880
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

	June 25, 2023	December 31, 2022
Contract assets	$13,008	$12,318
Contract liabilities	8,184	8,488
Contract assets increased $690 million during the six months ended June 25, 2023, due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the six months ended June 25, 2023 for which we have not yet billed our customers (primarily on the F-35 program at Aeronautics). There were no significant credit or impairment losses related to our contract assets during the quarters and six months ended June 25, 2023 and June 26, 2022.
Contract liabilities decreased $304 million during the six months ended June 25, 2023, primarily due to revenue recognized in excess of payments received on these performance obligations. During the quarter and six months ended June 25, 2023, we recognized $1.1 billion and $3.3 billion of our contract liabilities at December 31, 2022 as revenue. During the quarter and six months ended June 26, 2022, we recognized $1.4 billion and $3.5 billion of our contract liabilities at December 31, 2021 as revenue.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
NOTE 5 - INVENTORIES
Inventories consisted of the following (in millions):

	June 25, 2023	December 31, 2022
Materials, spares and supplies	$599	$599
Work-in-process	2,720	2,297
Finished goods	179	192
Total inventories	$3,498	$3,088
Costs incurred to fulfill a contract in advance of the contract being awarded are included in inventories as work-in-process if we determine that those costs relate directly to a contract or to an anticipated contract that we can specifically identify and determine that contract award is probable, the costs generate or enhance resources that will be used in satisfying performance obligations, and the costs are recoverable (referred to as pre-contract costs). These advanced procurement costs are generally incurred in order to enhance our ability to achieve schedule and certain customer milestones. Pre-contract costs that are initially capitalized in inventory are generally recognized as cost of sales consistent with the transfer of products and services to the customer upon the receipt of the anticipated contract. All other pre-contract costs, including start-up costs, are expensed as incurred. As of June 25, 2023 and December 31, 2022, $1.0 billion and $791 million of pre-contract costs were included in inventories. The increase in pre-contract costs as of June 25, 2023 is primarily driven by our Aeronautics business segment (primarily F-35 program and classified contracts).

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
NOTE 6 - POSTRETIREMENT BENEFIT PLANS
FAS income (expense)
The pretax FAS income (expense) related to our qualified defined benefit pension plans and retiree medical and life insurance plans consisted of the following (in millions):

	Quarters Ended		Six Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Qualified defined benefit pension plans
Operating:
Service cost	$(16)	$(24)	$(32)	$(48)
Non-operating:
Interest cost	(365)	(303)	(730)	(605)
Expected return on plan assets	431	503	861	1,005
Amortization of actuarial losses	(42)	(151)	(84)	(301)
Amortization of prior service credits	87	90	174	180
Pension settlement charge	—	(1,470)	—	(1,470)
Non-service FAS pension income (expense)	111	(1,331)	221	(1,191)
Total FAS pension income (expense)	$95	$(1,355)	$189	$(1,239)
Retiree medical and life insurance plans
Operating:
Service cost	$(2)	$(2)	$(3)	$(4)
Non-operating:
Interest cost	(17)	(12)	(34)	(24)
Expected return on plan assets	26	34	52	68
Amortization of actuarial gains	8	12	16	23
Amortization of prior service costs	(2)	(7)	(5)	(14)
Non-service FAS retiree medical and life income	15	27	29	53
Total FAS retiree medical and life income	$13	$25	$26	$49
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
The amortization of net actuarial losses or gains and prior service credits or costs in the table above, along with similar costs related to our other postretirement benefit plans ($4 million and $7 million for the quarter and six months ended June 25, 2023 and $6 million and $11 million for the quarter and six months ended June 26, 2022) were reclassified from accumulated other comprehensive loss (AOCL) and recorded as a component of FAS income (expense) for the periods presented. These costs totaled $(47) million ($(37) million, net of tax) and $(94) million ($(74) million, net of tax) during the quarter and six months ended June 25, 2023, and $62 million ($47 million, net of tax) and $123 million ($95 million, net of tax) during the quarter and six months ended June 26, 2022.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Purchase of Group Annuity Contracts and Pension Remeasurement
The quarter and six months ending June 26, 2022 reflect a noncash, non-operating pension settlement charge of $1.5 billion ($1.2 billion, or $4.33 per share, after-tax) recognized in connection with the transfer of $4.3 billion of our gross defined benefit pension obligations and related plan assets to an insurance company on June 24, 2022.
Funding Requirements
The required funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended, along with consideration of CAS and Internal Revenue Code rules. We made no contributions to our qualified defined benefit pension plans during the quarters and six months ended June 25, 2023 and June 26, 2022.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
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
At June 25, 2023 and December 31, 2022, the aggregate amount of liabilities recorded relative to environmental matters was $687 million and $696 million, most of which are recorded in other noncurrent liabilities on our consolidated balance sheets. We have recorded assets for the portion of environmental costs that are probable of future recovery totaling $610 million and $618 million at June 25, 2023 and December 31, 2022, most of which are recorded in other noncurrent assets on our consolidated balance sheets.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
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
In addition to the proceedings and potential proceedings discussed above, potential new regulations of perchlorate and hexavalent chromium at the federal and state level could adversely affect us. In particular, the U.S. Environmental Protection Agency (EPA) is considering whether to regulate hexavalent chromium at the federal level, and as a result of a recent court decision, must regulate perchlorate at the federal level. The California State Water Resources Control Board (SWRCB) continues to reevaluate its existing drinking water standard of 6 parts per billion (ppb) for perchlorate. The California SWRCB has also proposed to regulate hexavalent chromium at 10 ppb, which we currently do not expect would materially increase our cleanup costs in California. If substantially lower standards are adopted for perchlorate or for hexavalent chromium, we expect a material increase in our estimates for environmental liabilities and the related assets for the portion of the increased costs that are probable of future recovery in the pricing of our products and services for the U.S. Government. The amount that would be allocable to our non-U.S. Government contracts or that is determined not to be recoverable under U.S. Government contracts would be expensed, which may have a material effect on our earnings in any particular interim reporting period.
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
Letters of Credit, Surety Bonds and Third-Party Guarantees
We have entered into standby letters of credit and surety bonds issued on our behalf by financial institutions, and we have directly issued guarantees to third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. We had total outstanding letters of credit and surety bonds aggregating $2.9 billion at both June 25, 2023 and December 31, 2022.
Additionally, we may guarantee the contractual performance of third parties such as joint venture partners. At June 25, 2023 and December 31, 2022, third-party guarantees totaled $912 million and $904 million, of which approximately 72% and 71% related to guarantees of contractual performance of joint ventures to which we currently are or previously were a party. These amounts represent our estimate of the maximum amounts we would expect to incur upon the contractual non-performance of the joint venture, joint venture partners or divested businesses. Generally, we also have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner. Third-party guarantees do not include guarantees issued on behalf of subsidiaries and other consolidated entities.
In determining our exposures, we evaluate the reputation, performance on contractual obligations, technical capabilities and credit quality of our current and former joint venture partners and the transferee under novation agreements all of which include a guarantee as required by the FAR. At June 25, 2023 and December 31, 2022, there were no material amounts recorded in our financial statements related to third-party guarantees or novation agreements.

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
NOTE 8 - FAIR VALUE MEASUREMENTS
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	June 25, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Mutual funds	$922	$922	$—	$—	$897	$897	$—	$—
U.S. Government securities	108	—	108	—	118	—	118	—
Other securities	688	336	297	55	660	333	264	63
Derivatives	17	—	17	—	18	—	18	—
Liabilities
Derivatives	215	—	215	—	196	—	196	—
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
fixed interest rate swaps, effectively converting variable rate borrowings to fixed rate borrowings in order to minimize the impact of interest rate changes on earnings. These swaps are designated as cash flow hedges. We also may enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting, which are intended to minimize certain economic exposures.
The aggregate notional amount of our outstanding interest rate swaps was $1.3 billion at both June 25, 2023 and December 31, 2022. The aggregate notional amount of our outstanding foreign currency hedges was $7.3 billion at both June 25, 2023 and December 31, 2022. The fair values of our outstanding interest rate swaps and foreign currency hedges at June 25, 2023 and December 31, 2022 were not significant. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters and six months ended June 25, 2023 and June 26, 2022. The impact of derivative instruments on our consolidated statements of cash flows is included in net cash provided by operating activities. Substantially all of our derivatives are designated for hedge accounting.
We also make investments in early-stage companies that we believe are advancing or developing new technologies applicable to our business. Investments that have quoted market prices in active markets (Level 1) are recorded at fair value and reflected in other securities and certain investments are categorized as Level 3 when valuations using observable inputs are unavailable. See “Note 10 - Other - Investments” for more information.
In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $18.1 billion and $16.0 billion at June 25, 2023 and December 31, 2022. The outstanding principal amount of debt, including short-term and long-term debt, was $18.8 billion and $16.8 billion at June 25, 2023 and December 31, 2022, excluding $1.3 billion of unamortized discounts and issuance costs at both June 25, 2023 and December 31, 2022. The estimated fair values of our outstanding debt were determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates and credit spreads (Level 2).
NOTE 9 - STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
During the six months ended June 25, 2023, we repurchased 4.2 million shares of our common stock for $1.3 billion, pursuant to accelerated share repurchase (ASR) agreements and open market purchases. During the second quarter of 2023, under the terms of an ASR agreement, we paid $200 million and received an initial delivery of 0.3 million shares of our common stock. We received 0.1 million additional shares upon final settlement in the third quarter of 2023. In addition, we repurchased 1.1 million shares for $500 million under an ASR agreement that we entered into in the first quarter of 2023. As previously disclosed, we received 1.5 million shares of our common stock for no additional consideration upon final settlement of the ASR agreement that we entered into in the fourth quarter of 2022.
The total remaining authorization for future common share repurchases under our share repurchase program was $8.8 billion as of June 25, 2023. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.
Dividends
We declared cash dividends totaling $2.3 billion ($9.00 per share) during the six months ended June 25, 2023. In June 2023, we declared our 2023 third quarter dividend totaling approximately $756 million ($3.00 per share), which will be paid in September 2023. The total amount declared may differ from the total amount of dividends paid during a period due to the timing of dividend-equivalents paid on RSUs and PSUs. These dividend-equivalents are accrued during the vesting period and are paid upon the vesting of the RSUs and PSUs, which primarily occurs in the first quarter each year.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Accumulated Other Comprehensive Loss
Changes in the balance of AOCL, net of tax, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL
Balance at December 31, 2022	$(7,866)	$(157)	$(8,023)
Other comprehensive income (loss) before reclassifications	—	5	5
Amounts reclassified from AOCL
Amortization of net actuarial losses (b)	58	—	58
Amortization of net prior service credits (b)	(132)	—	(132)
Other	—	13	13
Total reclassified from AOCL	(74)	13	(61)
Total other comprehensive (loss) income	(74)	18	(56)
Balance at June 25, 2023	$(7,940)	$(139)	$(8,079)

Balance at December 31, 2021	$(10,964)	$(42)	$(11,006)
Other comprehensive income (loss) before reclassifications (a)	1,698	(121)	1,577
Amounts reclassified from AOCL
Pension settlement charge (a)	1,156	—	1,156
Amortization of net actuarial losses (b)	230	—	230
Amortization of net prior service credits (b)	(135)	—	(135)
Other	—	10	10
Total reclassified from AOCL	1,251	10	1,261
Total other comprehensive income (loss)	2,949	(111)	2,838
Balance at June 26, 2022	$(8,015)	$(153)	$(8,168)

(a)Changes in AOCL before reclassifications related to our postretirement benefit plans represent the net actuarial gains from the interim remeasurement of certain defined benefit pension plans required as a result of the purchase of group annuity contracts to transfer $4.3 billion of our gross defined benefit pension obligations and related plan assets to an insurance company on June 24, 2022. See “Note 6 - Postretirement Benefit Plans.” Also as a result, during the quarter ended June 26, 2022, we recognized a noncash, non-operating pension settlement charge of $1.5 billion ($1.2 billion, or $4.33 per share, after-tax).
(b)These amounts include $(37) million and $47 million, net of tax, for the quarters ended June 25, 2023 and June 26, 2022, which are comprised of the amortization of net actuarial losses of $29 million and $115 million for the quarters ended June 25, 2023 and June 26, 2022, and the amortization of net prior service credits of $66 million and $68 million for the quarters ended June 25, 2023 and June 26, 2022.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
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
Our consolidated net profit booking rate adjustments increased segment operating profit by approximately $365 million and $780 million during the quarter and six months ended June 25, 2023 and $455 million and $860 million during the quarter and six months ended June 26, 2022. These adjustments increased net earnings by approximately $288 million ($1.14 per share) and $616 million ($2.42 per share) during the quarter and six months ended June 25, 2023 and $359 million ($1.35 per share) and $679 million ($2.53 per share) during the quarter and six months ended June 26, 2022. We recognized net sales from performance obligations satisfied in prior periods of approximately $359 million and $792 million during the quarter and six months ended June 25, 2023, and $481 million and $897 million during the quarter and six months ended June 26, 2022, which primarily relate to changes in profit booking rates that impacted revenue.
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
We have experienced performance issues on a classified fixed-price incentive fee contract that involves highly complex design and systems integration at our Aeronautics business segment and have periodically recognized reach-forward losses. We continue to monitor the technical requirements, remaining work, schedule, and estimated costs to complete the program. As of June 25, 2023, cumulative losses remained at approximately $270 million. We will continue to monitor our performance, any future changes in scope, and estimated costs to complete the program and may have to record additional losses in future periods if we experience further performance issues, increases in scope, or cost growth, which could be material to our financial results. In addition, we and our industry team will incur advanced procurement costs (also referred to as pre-contract costs) in order to enhance our ability to achieve the schedule and certain

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
milestones. We will monitor the recoverability of pre-contract costs, which could be impacted by the customer’s decision regarding future phases of the program.
We are responsible for a program to design, develop and construct a ground-based radar at our RMS business segment. The program has experienced performance issues for which we have periodically recognized reach-forward losses. As of June 25, 2023, cumulative losses remained at approximately $280 million. We will continue to monitor our performance, any future changes in scope, and estimated costs to complete the program and may have to record additional losses in future periods if we experience further performance issues, increases in scope, or cost growth. However, based on the losses previously recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our financial results or financial condition.
Backlog
Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. It is converted into sales in future periods as work is performed or deliveries are made. For our cost-reimbursable and fixed-priced-incentive contracts, the estimated consideration we expect to receive pursuant to the terms of the contract may exceed the contractual award amount. The estimated consideration is determined at the outset of the contract and is continuously reviewed throughout the contract period. In determining the estimated consideration, we consider the risks related to the technical, schedule and cost impacts to complete the contract and an estimate of any variable consideration. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of June 25, 2023, our ending backlog was $158.0 billion. We expect to recognize approximately 36% of our backlog over the next 12 months and approximately 59% over the next 24 months as revenue with the remainder recognized thereafter.
Income Taxes
Our effective income tax rates were 16.2% and 15.8% for the quarter and six months ended June 25, 2023 and 6.4% and 14.6% for the quarter and six months ended June 26, 2022. The rate for the second quarter of 2022 was lower than the second quarter of 2023 primarily due to lower earnings before income taxes resulting from a noncash, non-operating pension settlement charge of $1.5 billion, which reduced the tax expense by approximately $314 million. The rates for all periods benefited from research and development tax credits, tax deductions for foreign derived intangible income, and dividends paid to our defined contribution plans with an employee stock ownership plan feature.
As of December 31, 2022, our liabilities associated with uncertain tax positions were $1.6 billion. For the six months ended June 25, 2023, our liabilities associated with uncertain tax positions increased to $2.1 billion with a corresponding increase to net deferred tax assets primarily resulting from the Tax Cuts and Jobs Act of 2017’s elimination of the option for taxpayers to deduct research and development expenditures immediately in the year incurred and instead requiring taxpayers to amortize such expenditures over five years.
Investments
We make investments in companies that we believe are advancing or developing new technologies applicable to our business. These investments are primarily in early-stage companies and may be in the form of common or preferred stock, warrants, convertible debt securities or investments in funds. Most of these investments are in equity securities without readily determinable fair values (privately held securities), which are measured initially at cost and are then adjusted to fair value only if there is an observable price change or reduced for impairment, if applicable. The carrying amounts of the investments were $587 million and $589 million at June 25, 2023 and December 31, 2022. Due to changes in fair value and/or sales of investments, we recorded net losses of $40 million ($30 million, or $0.12 per share, after tax) and $11 million ($8 million, or $0.03 per share, after-tax) during the quarter and six months ended June 25, 2023 and net losses of $143 million ($107 million, or $0.40 per share, after-tax) and $40 million ($30 million, or $0.11 per share,

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
after-tax) during the quarter and six months ended June 26, 2022. These losses are reflected in the other non-operating income, net account on our consolidated statements of earnings.
Debt Issuance
On May 25, 2023, we issued a total of $2.0 billion of senior unsecured notes, consisting of $500 million aggregate principal amount of 4.45% Notes due May 15, 2028 (the “2028 Notes”), $850 million aggregate principal amount of 4.75% Notes due February 15, 2034 (the “2034 Notes”) and $650 million aggregate principal amount of 5.20% Notes due February 15, 2055 (the “2055 Notes” and, together with the 2028 Notes and 2034 Notes, the “Notes”) in a registered public offering. Net proceeds of $1,975 million were received from the offering after deducting pricing discounts and debt issuance costs, which are being amortized and recorded as interest expense over the term of the Notes. We will pay interest on the 2028 Notes semi-annually in arrears on May 15 and November 15 with the first payment to be made on November 15, 2023. Additionally, we will pay interest on the 2034 Notes and 2055 Notes on February 15 and August 15 of each year with the first payment to be made on August 15, 2023. We may, at our option, redeem the Notes of any series in whole or in part at any time and from time to time at a redemption price equal to the greater of 100% of the principal amount of the Notes to be redeemed or an applicable make-whole amount, plus accrued and unpaid interest to the date of redemption. The Notes rank equally in right of payment with all of our existing unsecured and unsubordinated indebtedness.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lockheed Martin Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Lockheed Martin Corporation (the Company) as of June 25, 2023, the related consolidated statements of earnings, comprehensive income and equity for the quarters and six months ended June 25, 2023 and June 26, 2022, and consolidated statements of cash flows for the six months ended June 25, 2023 and June 26, 2022, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
July 18, 2023

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
BUSINESS OVERVIEW
We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics, system integration and cybersecurity services. Our main areas of focus are in defense, space, intelligence, homeland security and information technology, including cybersecurity. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. During the six months ended June 25, 2023, 74% of our $31.8 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 64% from the Department of Defense (DoD)), 25% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government) and 1% were from U.S. commercial and other customers.
U.S. Budget Environment
With nearly three quarters of our sales from the U.S. government, U.S. government spending levels, particularly defense spending, and timely funding thereof can affect our financial performance over the short and long term.
The President’s Fiscal Year (FY) 2024 budget request was submitted to Congress on March 9, 2023, initiating the FY 2024 defense authorization and appropriations legislative process. The request includes $886 billion for National Defense, of which $842 billion is for the DoD base budget.
On June 3, 2023, the President signed H.R. 3746 “The Fiscal Responsibility Act” (FRA) into law. The legislation suspends the debt ceiling until January 1, 2025, and, among other provisions, caps national defense spending at $886 billion for FY 2024 (President’s Budget Request level) and $895 billion for FY 2025. Supplemental funding legislation is not subject to the budget caps.
Additionally, the FRA will result in a decrease in government spending for FY 2024 by one percent from FY 2023 enacted levels if Congress does not pass all twelve defense and non-defense discretionary appropriations bills by the end of 2023 and, as a result, a continuing resolution is in effect on or after January 1, 2024.
Three of the four congressional defense committees have reported their versions of the FY 2024 defense bill for consideration by their respective full chambers and the remaining committee could act by the end of July 2023. As noted above, the FRA spending cap limits the ability of the defense committees to support significant increases in program funding without supplemental or emergency funding designations.
Overall congressional sentiment remains strong for supporting the National Defense Strategy and defense spending. However, we anticipate that the federal budget will continue to be subject to debate and compromise shaped by, among other things, heightened political tensions, the global security environment, inflationary pressures and macroeconomic conditions. The result may be shifting funding priorities, which could have material impacts on defense spending broadly and our programs in particular.
See also the discussion of U.S. Government funding risks within “Item 1A, Risk Factors” included in our 2022 Form 10-K.
Geopolitical and Economic Environment
We operate in a complex and evolving global security environment and our business is affected by geopolitical issues. Russia’s invasion of Ukraine has significantly elevated global geopolitical tensions and security concerns. As a result, we have received increased interest for certain of our products and services as countries seek to improve their security posture and continue to engage in contract discussions. In addition, security assistance provided by the U.S. Government to Ukraine has created U.S. Government demand to replenish U.S. stockpiles, resulting in additional and potential future orders for our products, including for the ramp-up in production capacity for certain products. However, given the long-cycle nature of our business and current industry capacity, we do not expect a significant increase in 2023 sales from new contracts in response to the conflict. We continue to work with the U.S. Government and our supply chain to evaluate increases in capacity at certain of our operations to anticipate potential demand and enable us to deliver critical capabilities.
Our business and financial performance may also be affected by general economic conditions. Supply chains continue to recover from global disruptions experienced over the last few years. We continue working to minimize supply chain challenges, including performance and shortages, as these challenges may adversely impact our performance and our financial results. In addition, heightened levels of inflation and the potential worsening of macro-economic conditions present risks for Lockheed Martin, our suppliers and the stability of the broader defense industrial base. We have been experiencing impacts to our labor rates and suppliers have signaled inflation related cost pressures, which will continue to flow through to our costs and pricing. In addition, some suppliers are reducing the typical duration of pricing validity in their proposals to us, which can be operationally challenging and increase the risk of cost volatility. Although inflation did not significantly impact our financial results in the second quarter of 2023, if we continue to experience high rates of inflation, and we are unable to successfully mitigate the impact, our costs are likely to increase, resulting in pressure on our profits, margins and cash flows, particularly for existing fixed-price contracts. Inflation and higher interest rates can also constrain the overall purchasing power of our customers for our products and services potentially impacting future orders. We remain committed to our ongoing efforts to increase the efficiency of our operations and improve the cost competitiveness and affordability of our products and services, which may, in part, offset cost increases from inflation.
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

	Quarters Ended		Six Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Net sales	$16,693	$15,446	$31,819	$30,410
Cost of sales	(14,603)	(13,490)	(27,683)	(26,545)
Gross profit	2,090	1,956	4,136	3,865
Other income, net	45	7	36	31
Operating profit	2,135	1,963	4,172	3,896
Interest expense	(223)	(141)	(425)	(276)
Non-service FAS pension income (expense)	111	(1,331)	221	(1,191)
Other non-operating (expense) income, net	(17)	(161)	32	(38)
Earnings before income taxes	2,006	330	4,000	2,391
Income tax expense	(325)	(21)	(630)	(349)
Net earnings	$1,681	$309	$3,370	$2,042
Diluted earnings per common share	$6.63	$1.16	$13.24	$7.62

Certain amounts reported in other income, net, including our share of earnings or losses from equity method investees, are included in the operating profit of our business segments. Accordingly, such amounts are included in the discussion of our business segment results of operations.

Net Sales
We generate sales from the delivery of products and services to our customers. Our consolidated net sales were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Products	$13,758	$12,761	$26,284	$25,255
% of total net sales	82.4%	82.6%	82.6%	83.0%
Services	2,935	2,685	5,535	5,155
% of total net sales	17.6%	17.4%	17.4%	17.0%
Total net sales	$16,693	$15,446	$31,819	$30,410
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
Product Sales
Product sales increased $1.0 billion, or 8%, during the quarter ended June 25, 2023 compared to the same period in 2022. The increase was primarily attributable to higher product sales of $840 million at Aeronautics due to higher volume on F-35 production contracts.
Product sales increased $1.0 billion, or 4%, during the six months ended June 25, 2023 compared to the same period in 2022. The increase was primarily attributable to higher product sales of $670 million at Space and $580 million at Aeronautics. Higher product sales at Space were due to higher development volume for Next Generation Interceptor (NGI) and classified programs. Higher product sales at Aeronautics were due to higher volume on classified and F-35 production contracts.
Service Sales
Service sales increased $250 million, or 9%, during the quarter ended June 25, 2023 compared to the same period in 2022. The increase was primarily attributable to higher sales of approximately $170 million at Aeronautics due to higher volume on F-35 sustainment contracts.
Service sales increased $380 million, or 7%, during the six months ended June 25, 2023 compared to the same period in 2022. The increase was primarily attributable to higher sales of approximately $300 million at Aeronautics due to higher volume on F-35 sustainment contracts.

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

	Quarters Ended		Six Months Ended (a)
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Cost of sales – products	$(12,238)	$(11,339)	$(23,389)	$(22,446)
% of product sales	89.0%	88.9%	89.0%	88.9%
Cost of sales – services	(2,642)	(2,356)	(4,926)	(4,523)
% of service sales	90.0%	87.7%	89.0%	87.7%
Other unallocated, net	277	205	632	424
Total cost of sales	$(14,603)	$(13,490)	$(27,683)	$(26,545)
(a)Effective January 1, 2023, we reclassified intangible asset amortization expense out of the business segment operating profit and into the unallocated items line item to better align with how management views and manages the business. See “Note 1 - Basis of Presentation” included in our Notes to Consolidated Financial Statements for further information regarding the impact of this change on our current and prior period segment operating profit.
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
Product Costs
Product costs increased $899 million, or 8%, during the quarter ended June 25, 2023 compared to the same period in 2022. The increase was primarily attributable to higher product costs of $740 million at Aeronautics due to higher volume on F-35 production contracts.
Product costs increased $943 million, or 4%, during the six months ended June 25, 2023 compared to the same period in 2022. The increase was primarily attributable to higher product costs of $575 million at Space and $500 million at Aeronautics. Higher product costs at Space were due to higher development volume for NGI and classified programs. Higher product costs at Aeronautics were due to higher volume on classified and F-35 production contracts.
Service Costs
Service costs increased $286 million, or 12%, during the quarter ended June 25, 2023 compared to the same period in 2022. The increase was primarily attributable to higher service costs of approximately $170 million at Aeronautics due to higher volume on F-35 sustainment contracts.
Service costs increased $403 million, or 9%, during the six months ended June 25, 2023 compared to the same period in 2022. The increase was primarily attributable to higher service costs of approximately $285 million at Aeronautics due to higher volume on F-35 sustainment contracts.
Other Unallocated, Net
Other unallocated, net primarily includes the FAS/CAS pension operating adjustment (which represents the difference between total CAS pension cost recorded in our business segments’ results of operations and the service cost component of Financial Accounting Standards (FAS) pension expense), stock-based compensation expense, changes in the fair value of assets and liabilities for deferred compensation plans, intangible asset amortization expense and other corporate costs. These items are not allocated to the business segments and, therefore, are not allocated to cost of sales for products or services. Other unallocated, net reduced cost of sales by $277 million and $632 million during the quarter and six months ended June 25, 2023, compared to $205 million and $424 million during the quarter and six months ended June 26, 2022. The increase in other unallocated, net was primarily due to gains in the fair value of assets and liabilities related to deferred compensation plans during the quarter and six months ended June 25, 2023, compared to losses in the same periods in 2022.
Other Income, Net
Other income, net, primarily includes earnings generated by equity method investees. Other income, net was $45 million and $36 million during the quarter and six months ended June 25, 2023, compared to $7 million and $31 million during the quarter and six months ended June 26, 2022. Other income, net during the quarter ended June 25, 2023 includes higher earnings generated by certain of our equity method investments, including United Launch Alliance (ULA) which was due to launch mix. Other income, net during the six months ended June 25, 2023 includes other corporate income items, none of which were individually significant, partially offset by lower earnings generated by our equity method investment in ULA due to lower launch volume and an increase in new product development costs.
Interest Expense
Interest expense during the quarter and six months ended June 25, 2023 was $223 million and $425 million, compared to $141 million and $276 million during the quarter and six months ended June 26, 2022. The increase in interest expense in 2023 resulted primarily from the issuance of senior unsecured notes in October 2022 and May 2023.
Non-Service FAS Pension Income

Non-service FAS pension income was $111 million and $221 million during the quarter and six months ended June 25, 2023, compared to expense of $1.3 billion and $1.2 billion during the quarter and six months ended June 26, 2022. Non-service FAS pension expense for the quarter and six months ended June 26, 2022 includes a noncash, non-operating pension settlement charge of $1.5 billion ($1.2 billion, or $4.33 per share, after-tax), related to the transfer of $4.3 billion of our gross defined benefit pension obligations and related plan assets to an insurance company.
Other Non-operating (Expense) Income, Net

Other non-operating (expense) income, net primarily includes gains or losses related to changes in the fair value of early-stage company investments or gains or losses upon sale of these investments. During the quarter ended June 25, 2023, other non-operating expense, net was $17 million compared to $161 million during the quarter ended June 26, 2022. During the six months ended June 25, 2023, other non-operating income, net was $32 million compared to other non-operating expense, net of $38 million during the six months ended June 26, 2022. Other non-operating (expense) income, net for the quarter and six months ended June 25, 2023 includes lower losses related to fair value adjustments of early-stage company investments and lower debt transaction costs. See “Note 10 - Other” included in our Notes to Consolidated Financial Statements for additional information.
Income Tax Expense
Our effective income tax rates were 16.2% and 15.8% for the quarter and six months ended June 25, 2023 and 6.4% and 14.6% for the quarter and six months ended June 26, 2022. The rate for the second quarter of 2022 was lower than the second quarter of 2023 primarily due to lower earnings before income taxes resulting from a noncash, non-operating pension settlement charge of $1.5 billion, which reduced the tax expense by approximately $314 million. The rates for all periods benefited from research and development tax credits, tax deductions for foreign derived intangible income, and dividends paid to our defined contribution plans with an employee stock ownership plan feature.
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
Net Earnings
We reported net earnings of $1.7 billion ($6.63 per share) and $3.4 billion ($13.24 per share) during the quarter and six months ended June 25, 2023, compared to $309 million ($1.16 per share) and $2.0 billion ($7.62 per share) during the quarter and six months ended June 26, 2022. Net earnings and earnings per share for the quarter and six months ended June 25, 2023 were affected by the factors mentioned above. Earnings per share also benefited from a net decrease of approximately 13.1 million and 13.3 million weighted average common shares outstanding during the quarter and six months ended June 25, 2023, compared to the same periods in 2022. The reduction in weighted average common shares was a result of share repurchases, partially offset by share issuance under our stock-based awards and certain defined contribution plans.
BUSINESS SEGMENT RESULTS OF OPERATIONS
We operate in four business segments: Aeronautics, MFC, RMS and Space. We organize our business segments based on the nature of products and services offered.
Net sales and operating profit of our business segments exclude intersegment sales, cost of sales and profit as these activities are eliminated in consolidation and thus are not included in management’s evaluation of performance of each segment. Business segment operating profit includes our share of earnings or losses from equity method investees as the operating activities of the equity method investees are closely aligned with the operations of our business segments.
Business segment operating profit excludes the FAS/CAS pension operating adjustment described below, a portion of corporate costs not considered allowable or allocable to contracts with the U.S. Government under the applicable U.S. Government cost accounting standards (CAS) or federal acquisition regulations (FAR), and other items not considered part of management’s evaluation of segment operating performance. See “Note 3 - Information on Business Segments – unallocated items”.

Sales and operating profit for each of our business segments were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Net sales
Aeronautics	$6,875	$5,862	$13,144	$12,263
Missiles and Fire Control	2,755	2,747	5,143	5,199
Rotary and Mission Systems	3,897	4,012	7,407	7,564
Space	3,166	2,825	6,125	5,384
Total net sales	$16,693	$15,446	$31,819	$30,410
Operating profit
Aeronautics	$718	$613	$1,393	$1,292
Missiles and Fire Control	371	418	748	803
Rotary and Mission Systems	454	461	804	867
Space	312	271	592	519
Total business segment operating profit	1,855	1,763	3,537	3,481
Unallocated items
FAS/CAS pension operating adjustment	416	425	831	851
Intangible asset amortization expense	(62)	(62)	(124)	(124)
Other, net	(74)	(163)	(72)	(312)
Total unallocated items	280	200	635	415
Total consolidated operating profit	$2,135	$1,963	$4,172	$3,896
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
Our business segments’ results of operations include pension expense only as calculated under U.S. Government Cost Accounting Standards (CAS), which we refer to as CAS pension cost. We recover CAS pension and other postretirement benefit plan cost through the pricing of our products and services on U.S. Government contracts and, therefore, recognize CAS pension cost in each of our business segment’s net sales and cost of sales. Our consolidated financial statements must present pension and other postretirement benefit plan income calculated in accordance with Financial Accounting Standards (FAS) requirements under U.S. GAAP. The operating portion of the total FAS/CAS pension adjustment represents the difference between the service cost component of FAS pension income (expense) and total CAS pension cost. The non-service FAS pension income (expense) components are included in non-service FAS pension income (expense) in our consolidated statements of earnings. As a result, to the extent that CAS pension cost exceeds the service cost component of FAS pension income (expense) we have a favorable FAS/CAS pension operating adjustment.

The total FAS/CAS pension adjustments, including the service and non-service cost components of FAS pension income (expense) for our qualified defined benefit pension plans, were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Total FAS income (expense) and CAS cost
FAS pension income (expense)	$95	$(1,355)	$189	$(1,239)
Less: CAS pension cost	432	449	863	899
Total FAS/CAS pension adjustment	$527	$(906)	$1,052	$(340)

Service and non-service cost reconciliation
FAS pension service cost	$(16)	$(24)	$(32)	$(48)
Less: CAS pension cost	432	449	863	899
Total FAS/CAS pension operating adjustment	416	425	831	851
Non-service FAS pension income (expense)	111	(1,331)	221	(1,191)
Total FAS/CAS pension adjustment	$527	$(906)	$1,052	$(340)
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
Our consolidated net profit booking rate adjustments increased segment operating profit by approximately $365 million and $780 million during the quarter and six months ended June 25, 2023 and $455 million and $860 million during the quarter and six months ended June 26, 2022.
We periodically experience performance issues and record losses for certain programs. For further discussion on programs at Aeronautics and RMS, see “Note 10 - Other” included in our Notes to Consolidated Financial Statements.
We have contracted with the Canadian Government for the Canadian Maritime Helicopter Program at our RMS business segment that provides for design, development, and production of CH-148 aircraft (the Original Equipment contract), which is a military variant of the S-92 helicopter, and for logistical support to the fleet (the In Service Support contract) over an extended time period. We are currently in discussions with the Canadian Government to potentially restructure certain contractual terms and conditions that may be beneficial to both parties. The program has experienced performance issues, including delays in the final aircraft deliveries from the original contract requirement, and the Royal Canadian Air Force’s flight hours have been less than originally anticipated, which has impacted program revenues and the recovery of our costs under this program. We have incurred significant costs and recognized the related sales, which are currently included in contract assets on the balance sheet. Such assets are recovered based on flight hours. Future sales and recovery of costs under the program are highly dependent upon achieving a certain number of flight hours, which are uncertain and dependent on aircraft availability and performance, and the availability of Canadian government resources. During the second quarter of 2023, due to increases in estimated costs for the production and lower than planned revenues for the logistical support program considering recent discussions with the customer and subsequent analysis, we recognized a loss of $100 million ($75 million, or $0.29 per share, after tax) on the program. Future performance issues or changes in our estimates due to the outcome of any restructuring discussions, including revised contract scope or customer requirements may further affect our ability to recover our costs or our assessment of the likelihood of cost recovery and may result in additional losses that could be material to our operating results.
We also have a number of contracts with Türkish industry for the Türkish Utility Helicopter Program (TUHP), which anticipates co-production with Türkish industry for production of T70 helicopters for use in Türkiye, as well as the related provision of Türkish goods and services under buy-back or offset obligations, to include the future sales of helicopters built in Türkiye for sale globally. In 2020, the U.S. Government imposed certain sanctions on Türkish entities and persons that have affected our ability to perform under the TUHP contracts and we have provided force majeure notices under the affected contracts. The TUHP contracts may be restructured or terminated, either in whole or in part, or we could elect to pursue other relief or remedies, which could result in a further reduction in sales, the imposition of penalties or assessment of damages, and increased unrecoverable costs, which could have an adverse effect on our financial results.

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
Aeronautics
Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Net sales	$6,875	$5,862	$13,144	$12,263
Operating profit	718	613	1,393	1,292
Operating margin	10.4%	10.5%	10.6%	10.5%
Aeronautics’ net sales during the quarter ended June 25, 2023 increased $1.0 billion, or 17%, compared to the same period in 2022. The increase was primarily attributable to higher net sales of $735 million for the F-35 program due to higher volume on production contracts partially driven by lower volume in the second quarter of 2022 due to the impact of the delays in receiving additional contractual authorization and funding under the Lots 15-17 contract and higher volume on sustainment contracts; higher net sales of $100 million on classified programs due to higher volume; and higher net sales of $90 million for the C-130 program due to higher volume on sustainment contracts.
Aeronautics’ operating profit during the quarter ended June 25, 2023 increased $105 million, or 17%, compared to the same period in 2022. The increase was primarily attributable to higher operating profit of $75 million for the F-35 program due to higher volume on production contracts; and higher operating profit of $20 million on classified programs due to lower unfavorable profit adjustments. Total net profit booking rate adjustments in the second quarter of 2023 were comparable to the same period in 2022.
Aeronautics’ net sales in the six months ended June 25, 2023 increased $881 million, or 7%, compared to the same period in 2022. The increase was primarily attributable to higher net sales of $400 million for the F-35 program due to higher volume on sustainment, development and production contracts; higher net sales of $235 million on classified programs due to higher volume; and higher net sales of $130 million for the F-16 program due to higher production volume.
Aeronautics’ operating profit in the six months ended June 25, 2023 increased $101 million, or 8%, compared to the same period in 2022. The increase was primarily attributable to higher operating profit of $70 million for the F-35 program due to higher volume and contract mix on production and development contracts, partially offset by lower favorable profit adjustments on sustainment contracts; and higher operating profit of $25 million on classified programs due to higher volume. Total net profit booking rate adjustments were $15 million lower in the six months ended June 25, 2023 compared to the same period in 2022.

Missiles and Fire Control
Summary operating results for our MFC business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Net sales	$2,755	$2,747	$5,143	$5,199
Operating profit	371	418	748	803
Operating margin	13.5%	15.2%	14.5%	15.4%
MFC’s net sales during the quarter ended June 25, 2023 were comparable to the same period in 2022. Higher net sales of $20 million for tactical and strike missile programs due to higher volume (Precision Strike Missile (PrSM)) was offset by lower net sales of $20 million for integrated air and missile defense programs due to lower volume (Terminal High Altitude Area Defense (THAAD)).
MFC’s operating profit during the quarter ended June 25, 2023 decreased $47 million, or 11%, compared to the same period in 2022. The decrease was primarily attributable to lower operating profit of $25 million for sensors and global sustainment programs due to lower net favorable profit adjustments (Sniper Advanced Targeting Pod (SNIPER®) and Infrared Search and Track (IRST21®)); and lower operating profit of $20 million for tactical and strike missile programs due to lower net favorable profit adjustments (High Mobility Artillery Rocket System (HIMARS) and Joint Air-to-Surface Standoff Missile (JASSM)). Total net profit booking rate adjustments were $55 million lower in the second quarter of 2023 compared to the same period in 2022.
MFC’s net sales in the six months ended June 25, 2023 decreased $56 million, or 1%, compared to the same period in 2022. The decrease was primarily attributable to lower net sales of $100 million for sensors and global sustainment programs as net sales for the first quarter of 2022 reflect the impact of a favorable profit adjustment on an international program as a result of a requirements modification that did not recur in 2023. This decrease was partially offset by higher net sales of $50 million for integrated air and missile defense programs due to higher volume and the impact of higher net favorable profit adjustments (Patriot Advanced Capability-3 (PAC-3)).
MFC’s operating profit in the six months ended June 25, 2023 decreased $55 million, or 7%, compared to the same period in 2022. The decrease was primarily attributable to lower operating profit of $110 million for sensors and global sustainment programs due to the favorable profit adjustment on an international program in the first quarter of 2022 as described above. This decrease was partially offset by higher operating profit of $50 million for integrated air and missile defense programs due to higher volume (PAC-3) and higher net favorable profit adjustments (PAC-3 and THAAD). Total net profit booking rate adjustments were approximately $80 million lower in the six months ended June 25, 2023 compared to the same period in 2022.
Rotary and Mission Systems
Summary operating results for our RMS business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Net sales	$3,897	$4,012	$7,407	$7,564
Operating profit	454	461	804	867
Operating margin	11.6%	11.5%	10.9%	11.5%
RMS’ net sales during the quarter ended June 25, 2023 decreased $115 million, or 3%, compared to the same period in 2022. The decrease was primarily attributable to lower net sales of $145 million for Sikorsky helicopter programs due to lower production volume (Black Hawk). This decrease was partially offset by higher net sales of $60 million for integrated warfare systems and sensors (IWSS) programs due to higher volume (Aegis, Defense of Guam, and TPY-4 programs).
RMS’ operating profit during the quarter ended June 25, 2023 decreased $7 million, or 2%, compared to the same period in 2022.The decrease was primarily attributable to lower operating profit of $60 million for Sikorsky helicopter programs due to an unfavorable profit adjustment of $100 million on the Canadian Maritime Helicopter Program (CMHP) as a result of increased costs and lower than planned revenues and lower production volume (Black Hawk), partially offset by higher equity earnings and higher net favorable profit adjustments (Seahawk). This decrease was partially offset by higher operating profit of $75 million for IWSS programs primarily due to a favorable profit adjustment of $65 million as a result of a positive resolution of a contractual matter on an international surveillance and control program. Additionally, the decreases in net profit booking rate adjustments and volume as described above were partially offset by contract mix. Total net profit booking rate adjustments were $40 million lower in the second quarter of 2023 compared to the same period in 2022.
RMS’ net sales in the six months ended June 25, 2023 decreased $157 million, or 2%, compared to the same period in 2022. The decrease was primarily attributable to lower net sales of $220 million for Sikorsky helicopter programs due to lower production volume (Black Hawk); and lower net sales of $80 million for various C6ISR programs due to lower volume. These decreases were partially offset by higher net sales of $145 million for IWSS programs due to higher volume (Aegis, Defense of Guam, and TPY-4 programs).
RMS’ operating profit in the six months ended June 25, 2023 decreased $63 million, or 7%, compared to the same period in 2022. The decrease was primarily attributable to lower operating profit of $125 million for Sikorsky helicopter programs due to an unfavorable profit adjustment of $100 million on CMHP as described above and lower production volume on the Black Hawk program; and lower operating profit of $35 million for TLS programs due to lower favorable profit adjustments. These decreases were partially offset by higher operating profit of $90 million for IWSS programs primarily due to a favorable profit adjustment of $65 million on an international surveillance and control program as described above. Total net profit booking rate adjustments were $75 million lower in the six months ended June 25, 2023 compared to the same period in 2022.
Space
Summary operating results for our Space business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Net sales	$3,166	$2,825	$6,125	$5,384
Operating profit	312	271	592	519
Operating margin	9.9%	9.6%	9.7%	9.6%
Space’s net sales during the quarter ended June 25, 2023 increased $341 million, or 12%, compared to the same period in 2022. The increase was primarily attributable to higher net sales of $150 million for strategic and missile defense programs due to higher development volume (NGI); higher net sales of $120 million for national security space programs due to higher development volume (classified and Transport Layer programs); and higher net sales of $65 million for commercial civil space programs due to higher volume (Orion).
Space’s operating profit during the quarter ended June 25, 2023 increased $41 million, or 15%, compared to the same period in 2022. The increase was primarily attributable to higher operating profit of $25 million for commercial civil space programs due to higher net favorable profit adjustments and higher volume (Orion); and higher operating profit of $15 million for higher equity earnings from the company's investment in ULA due to launch mix. Total net profit booking rate adjustments in the second quarter of 2023 were comparable to the same period in 2022.
Space’s net sales in the six months ended June 25, 2023 increased $741 million, or 14%, compared to the same period in 2022. The increase was primarily attributable to higher net sales of $335 million for strategic and missile defense programs due to higher development volume (NGI); higher net sales of $290 million for national security space programs due to higher development volume (classified and Transport Layer programs); and higher net sales of $120 million for commercial civil space programs due to higher volume (Orion).
Space’s operating profit in the six months ended June 25, 2023 increased $73 million, or 14%, compared to the same period in 2022. The increase was primarily attributable to higher operating profit of $90 million for national security space programs due to higher net favorable profit adjustments (classified programs and Next Gen OPIR); and higher operating profit of $25 million for commercial civil space programs due to higher net favorable profit adjustments and higher volume (Orion). These increases were partially offset by $30 million of lower equity earnings from ULA due to lower launch volume and an increase in new product development costs. Total net profit booking rate adjustments were $90 million higher in the six months ended June 25, 2023 compared to the same period in 2022.

Total equity earnings (primarily ULA) represented approximately $20 million, or 6%, and $5 million, or 1%, of Space's operating profit during the quarter and six months ended June 25, 2023, compared to approximately $5 million, or 2%, and $35 million, or 7%, during the quarter and six months ended June 26, 2022.
FINANCIAL CONDITION
Liquidity and Cash Flows
At June 25, 2023, we had cash and cash equivalents of $3.7 billion. Our principal source of liquidity is our cash from operations. However, we also have access to credit markets, if needed, for liquidity or general corporate purposes, including share repurchases. This access includes our $3.0 billion revolving credit facility or the ability to issue commercial paper, and letters of credit to support customer advance payments and for other trade finance purposes such as guaranteeing our performance on particular contracts. We believe our cash and cash equivalents, our expected cash flow generated from operations and our access to credit markets will be sufficient to meet our cash requirements and cash deployment plans over the next twelve months and beyond based on our current business plans.
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
Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type. We generally bill and collect cash more frequently under cost-reimbursable contracts, which represented approximately 41% of the sales we recorded during the quarter ended June 25, 2023, as we are authorized to bill as the costs are incurred. A number of our fixed-price contracts may provide for performance-based payments, which allow us to bill and collect cash as we perform on the contract. The amount of performance-based payments and the related milestones are encompassed in the negotiation of each contract. The timing of such payments may differ from the timing of the costs incurred related to our contract performance, thereby affecting our cash flows.
The U.S. Government has indicated that it would consider progress payments as the baseline for negotiating payment terms on fixed-price contracts, rather than performance-based payments. In contrast to negotiated performance-based payment terms, progress payment provisions correspond to a percentage of the amount of costs incurred during the performance of the contract and are invoiced regularly as costs are incurred. Our cash flows may be affected if the U.S. Government changes its payment policies. For example, the U.S. Government increased the progress payment rate applicable to us from 80% to 90% at the beginning of the COVID-19 pandemic. Effective July 2023, this policy was rescinded and all new contracts executed will revert back to the 80% progress payment rate. Due to our cash deployment practices, we do not anticipate a material impact to our cash flows as a result of this change. In addition, the U.S. Government from time to time withholds payments on certain of our billings based on contract terms or regulatory provisions. Ultimately, the impact of policy changes or withholding payments may delay the receipt of cash, but the cumulative amount of cash collected during the life of the contract should not vary. Additionally, during the COVID-19 pandemic, we accelerated payments to the supply chain with a focus on small and at-risk businesses. We will continue to evaluate the use of accelerated payments on an as needed basis.
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
We have returned cash to stockholders through dividends and share repurchases. As of June 25, 2023, the total remaining authorization for future common share repurchases under our program was $8.8 billion, which is expected to be utilized through 2025. We expect to fund the repurchases with cash from operations. The stock repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time. The amount of shares ultimately purchased and the timing of purchases are at the discretion of management and subject to compliance with applicable law and regulation.

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
There were no material changes during the quarter or six months ended June 25, 2023 to our contractual commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Form 10-K that were outside the ordinary course of our business.
The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	Six Months Ended
	June 25, 2023	June 26, 2022
Cash and cash equivalents at beginning of year	$2,547	$3,604
Operating activities
Net earnings	3,370	2,042
Noncash adjustments	571	1,851
Changes in working capital	(929)	(1,570)
Other, net	(348)	418
Net cash provided by operating activities	2,664	2,741
Net cash used for investing activities	(593)	(583)
Net cash used for financing activities	(945)	(3,987)
Net change in cash and cash equivalents	1,126	(1,829)
Cash and cash equivalents at end of period	$3,673	$1,775
Operating Activities
Net cash provided by operating activities during the six months ended June 25, 2023 decreased $77 million compared to the same period in 2022. The decrease was primarily due to the timing of federal tax payments, mostly offset by various changes in working capital.
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

The following table reconciles net cash provided by operating activities to free cash flow (in millions):

	Six Months Ended
	June 25, 2023	June 26, 2022
Cash from operations	$2,664	$2,741
Capital expenditures	(623)	(572)
Free cash flow	$2,041	$2,169
Investing Activities
Net cash used for investing activities during the six months ended June 25, 2023 increased $10 million compared to the same period in 2022. Capital expenditures totaled $623 million and $572 million during the six months ended June 25, 2023 and June 26, 2022. The majority of our capital expenditures are for equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.
Financing Activities
Net cash used for financing activities was $945 million during the six months ended June 25, 2023, compared to $4.0 billion during the same period in 2022.
During the six months ended June 25, 2023 and June 26, 2022, we paid dividends totaling $1.5 billion ($6.00 per share) and $1.5 billion ($5.60 per share).
During the six months ended June 25, 2023, we paid $1.3 billion to repurchase 4.2 million shares of our common stock. See “Note 9 - Stockholders’ Equity” included in our Notes to Consolidated Financial Statements for additional information. During the six months ended June 26, 2022, we paid $2.4 billion to repurchase 7.7 million shares of our common stock.
During the quarter ended June 25, 2023, we received net proceeds of $2.0 billion from issuance of senior unsecured notes. See “Note 10 - Other” included in our Notes to Consolidated Financial Statements for additional information.
Capital Resources
At June 25, 2023, we held cash and cash equivalents of $3.7 billion that was generally available to fund ordinary business operations without significant legal, regulatory or other restrictions.
At June 25, 2023, we had a $3.0 billion revolving credit facility (the Revolving Credit Facility) with various banks with an expiration date of August 24, 2027 that is available for general corporate purposes including supporting commercial paper borrowings. We may request and the banks may grant, at their discretion, an increase in the borrowing capacity under the Revolving Credit Facility of up to an additional $500 million. There were no borrowings outstanding under the Revolving Credit Facility at June 25, 2023.
We have agreements in place with financial institutions to provide for the issuance of commercial paper. The outstanding balance of commercial paper can fluctuate daily and the amount outstanding during the period may be greater than or less than the amount reported at the end of the period. There were no commercial paper borrowings outstanding as of June 25, 2023 and December 31, 2022. We may, as conditions warrant, from time to time issue commercial paper backed by our Revolving Credit Facility to manage the timing of cash flows. However, depending on market conditions, commercial paper may not be available on favorable terms or at all.

Our total outstanding short-term and long-term debt, net of unamortized discounts and issuance costs was $17.5 billion as of June 25, 2023 and is in the form of publicly-issued notes that bear interest at fixed rates. The outstanding debt at June 25, 2023 is inclusive of the second quarter 2023 issuance of $2.0 billion in aggregate principal amount of senior unsecured notes. As of June 25, 2023, we were in compliance with all covenants contained in our debt and credit agreements.

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
OTHER MATTERS
Status of the F-35 Program
The F-35 program primarily consists of production contracts, sustainment activities, and new development efforts. Production of the aircraft is expected to continue for many years given the U.S. Government’s current inventory objective of 2,456 aircraft for the U.S. Air Force, U.S. Marine Corps, and U.S. Navy; commitments from our seven international partner countries and nine Foreign Military Sales (FMS) customers; as well as interest from other countries. We continue to see strong international demand for the F-35. The Government of Canada announced in January 2023 their commitment to purchase 88 F-35 aircraft. In February 2023, the Government of Singapore announced its intent to exercise an option to purchase an additional eight F-35 aircraft, increasing its total quantity to 12. In March 2023, the Government of South Korea announced approval to purchase an additional 20 F-35 aircraft, increasing its total quantity to 60.
During the second quarter of 2023, we delivered 45 aircraft and ended the quarter with a backlog of 421 aircraft. We currently expect to deliver between 100 and 120 aircraft in 2023 driven by the software maturation, acceptance and certification related to the Technology Refresh 3 (TR-3) configuration, and hardware delivery timing. An extended delay to delivery of TR-3 equipped aircraft will not change the bottom end of the range in 2023 but could cause a further reduction in the Lot 15-17 contract profitability from higher costs and lower performance incentives. We currently anticipate full recovery of delayed deliveries (primarily in 2024) resulting in 2024 deliveries above the prior expectation of 147-153, and we continue to expect 156 deliveries in 2025 and the foreseeable future. The supply chain and production system continue to execute at a rate to support future year deliveries.
Since program inception through the second quarter of 2023, we have delivered 944 production F-35 aircraft to U.S. and international customers, including 683 F-35A variants, 186 F-35B variants, and 75 F-35C variants, demonstrating the F-35 program’s continued progress and longevity.
Given the size and complexity of the F-35 program, we anticipate that there will be continual reviews related to aircraft performance, program, and delivery schedule, cost, and requirements as part of the DoD, Congressional, and international countries’ oversight, and budgeting processes. Current program challenges include our and our suppliers’ performance, software development (including, in particular, software maturation related to the TR-3 configuration), execution of future flight tests and findings resulting from testing and operating the aircraft, the level of cost associated with life cycle operations, sustainment and potential contractual obligations, inflation-related cost pressures, and the ability to improve affordability.
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
ITEM 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 25, 2023. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of June 25, 2023.
There were no changes in our internal control over financial reporting during the quarter ended June 25, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•the impact of pandemics and epidemics on our business and financial results, including supply chain disruptions and delays, employee absences, and program delays;
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the quarter ended June 25, 2023.
The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended June 25, 2023.

Period (a)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
				(in millions)
March 27, 2023 – April 30, 2023 (c)	1,737,707	$463.23	1,737,462	$9,523
May 1, 2023 – May 28, 2023	767,946	$453.83	767,900	$9,175
May 29, 2023 – June 25, 2023 (d) (e)	787,715	$457.00	787,715	$8,773
Total(c)(d)	3,293,368	$454.99	3,293,077

(a)We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, June 25, 2023 was the last day of our June 2023 fiscal month.
(b)In 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. From time to time, our Board of Directors authorizes increases to our share repurchase program. The total remaining authorization for future common share repurchases under our share repurchase program was $8.8 billion as of June 25, 2023. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans, including accelerated share repurchases. The program does not have an expiration date.
(c)During the first quarter of 2023, we entered into an accelerated share repurchase (ASR) agreement for which we paid $500 million and received an initial delivery of 0.9 million shares of our common stock in February 2023. Upon final settlement of the ASR agreement in April 2023, we received an additional 0.2 million shares based on the average price paid per share of $474.88, calculated with reference to the volume-weighted average price (VWAP) of our common stock over the term of the agreement, less a negotiated discount. Additionally, during the fourth quarter of 2022, we entered into an ASR agreement for which we paid $4.0 billion and received an initial delivery of 7.0 million shares of our common stock in October 2022. Upon final settlement of the ASR agreement in April 2023, we received an additional 1.5 million shares based on the average price paid per share of $467.94. Average Price Paid Per Share in the table above does not include ASR shares.

(d)In June 2023, we entered into an ASR agreement for which we paid $200 million and received an initial delivery of 0.3 million shares of our common stock in June 2023. Upon final settlement of the ASR agreement in the third quarter of 2023, we received an additional 0.1 million shares based on the average price paid per share of $455.17. Average Price Paid Per Share in the table above does not include ASR shares.
(e)During the quarter ended June 25, 2023, the total number of shares purchased included 291 shares that were transferred to us by employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the program.

ITEM 6. Exhibits

Exhibit No.	Description

4.1
Indenture, dated as of April 18, 2023, between Lockheed Martin Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Lockheed Martin Corporation’s Registration Statement on Form S-3 filed with the SEC on April 18, 2023)

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

Lockheed Martin Corporation
(Registrant)

Date: July 18, 2023	By: /s/ H. Edward Paul III
H. Edward Paul III
Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)