Form 10-Q
period 2023-09-24
LOCKHEED MARTIN CORP
filed 2023-10-17
CIK 936468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2023
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
Large accelerated filer ☒ Accelerated filer ☐ Non–accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 248,098,715 shares of our common stock, $1 par value per share, outstanding as of October 13, 2023.

Lockheed Martin Corporation
Form 10-Q
For the Quarterly Period Ended September 24, 2023

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Lockheed Martin Corporation
Consolidated Statements of Earnings
(unaudited; in millions, except per share data)

	Quarters Ended		Nine Months Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Net sales
Products	$14,014	$14,011	$40,298	$39,266
Services	2,864	2,572	8,399	7,727
Total net sales	16,878	16,583	48,697	46,993
Cost of sales
Products	(12,571)	(12,493)	(35,960)	(34,939)
Services	(2,510)	(2,235)	(7,436)	(6,758)
Other unallocated, net	251	265	883	689
Total cost of sales	(14,830)	(14,463)	(42,513)	(41,008)
Gross profit	2,048	2,120	6,184	5,985
Other (expense) income, net	(6)	39	30	70
Operating profit	2,042	2,159	6,214	6,055
Interest expense	(237)	(145)	(662)	(421)
Non-service FAS pension income (expense)	111	111	332	(1,080)
Other non-operating income (expense), net	37	(26)	69	(64)
Earnings before income taxes	1,953	2,099	5,953	4,490
Income tax expense	(269)	(321)	(899)	(670)
Net earnings	$1,684	$1,778	$5,054	$3,820

Earnings per common share
Basic	$6.75	$6.73	$20.04	$14.36
Diluted	$6.73	$6.71	$19.97	$14.31

Cash dividends paid per common share	$3.00	$2.80	$9.00	$8.40
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Comprehensive Income
(unaudited; in millions)

	Quarters Ended		Nine Months Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Net earnings	$1,684	$1,778	$5,054	$3,820
Other comprehensive income, net of tax
Postretirement benefit plans
Net actuarial gain recognized due to plan remeasurements, net of tax of $44 million and $505 million in 2022	—	162	—	1,860
Amortization of actuarial losses and prior service credits, net of tax of $10 million and $30 million in 2023 and $1 million and $27 million in 2022	(37)	(2)	(111)	93
Pension settlement charge, net of tax of $314 million in 2022	—	—	—	1,156
Other, net, net of tax of $5 million and $4 million in 2023 and $6 million and $12 million in 2022	(30)	(126)	(12)	(237)
Other comprehensive income, net of tax	(67)	34	(123)	2,872
Comprehensive income	$1,617	$1,812	$4,931	$6,692
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Balance Sheets
(in millions, except par value)

	September 24, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$3,551	$2,547
Receivables, net	2,405	2,505
Contract assets	13,605	12,318
Inventories	3,312	3,088
Other current assets	449	533
Total current assets	23,322	20,991
Property, plant and equipment, net	8,046	7,975
Goodwill	10,782	10,780
Intangible assets, net	2,274	2,459
Deferred income taxes	4,873	3,744
Other noncurrent assets	7,369	6,931
Total assets	$56,666	$52,880
Liabilities and equity
Current liabilities
Accounts payable	$3,817	$2,117
Salaries, benefits and payroll taxes	3,139	3,075
Contract liabilities	7,936	8,488
Current maturities of long-term debt	168	118
Other current liabilities	2,133	2,089
Total current liabilities	17,193	15,887
Long-term debt, net	17,221	15,429
Accrued pension liabilities	5,323	5,472
Other noncurrent liabilities	7,655	6,826
Total liabilities	47,392	43,614
Stockholders’ equity
Common stock, $1 par value per share	247	254
Additional paid-in capital	107	92
Retained earnings	17,066	16,943
Accumulated other comprehensive loss	(8,146)	(8,023)
Total stockholders’ equity	9,274	9,266
Total liabilities and equity	$56,666	$52,880
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Cash Flows
(unaudited; in millions)

	Nine Months Ended
	September 24, 2023	September 25, 2022
Operating activities
Net earnings	$5,054	$3,820
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	1,009	965
Stock-based compensation	221	195
Deferred income taxes	(395)	(540)
Pension settlement charge	—	1,470
Changes in assets and liabilities
Receivables, net	100	(521)
Contract assets	(1,287)	(1,754)
Inventories	(224)	(132)
Accounts payable	1,731	1,834
Contract liabilities	(552)	(48)
Income taxes	(81)	113
Qualified defined benefit pension plans	(283)	(322)
Other, net	262	794
Net cash provided by operating activities	5,555	5,874
Investing activities
Capital expenditures	(987)	(977)
Other, net	(4)	(4)
Net cash used for investing activities	(991)	(981)
Financing activities
Issuance of long-term debt, net of related costs	1,975	2,267
Repayments of long-term debt	(115)	(2,250)
Repurchases of common stock	(3,000)	(3,694)
Dividends paid	(2,289)	(2,250)
Other, net	(131)	(140)
Net cash used for financing activities	(3,560)	(6,067)
Net change in cash and cash equivalents	1,004	(1,174)
Cash and cash equivalents at beginning of period	2,547	3,604
Cash and cash equivalents at end of period	$3,551	$2,430
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
For the Quarters Ended September 24, 2023 and September 25, 2022
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at June 25, 2023	$251	$—	$17,068	$(8,079)	$9,240
Net earnings	—	—	1,684	—	1,684
Other comprehensive income, net of tax	—	—	—	(67)	(67)
Dividends declared	—	—	11	—	11
Repurchases of common stock	(4)	(49)	(1,697)	—	(1,750)
Stock-based awards, ESOP activity and other	—	156	—	—	156
Balance at September 24, 2023	$247	$107	$17,066	$(8,146)	$9,274

Balance at June 26, 2022	$264	$—	$19,336	$(8,168)	$11,432
Net earnings	—	—	1,778	—	1,778
Other comprehensive income, net of tax	—	—	—	34	34
Dividends declared	—	—	7	—	7
Repurchases of common stock	(3)	(148)	(1,282)	—	(1,433)
Stock-based awards, ESOP activity and other	—	148	—	—	148
Balance at September 25, 2022	$261	$—	$19,839	$(8,134)	$11,966
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
For the Nine Months Ended September 24, 2023 and September 25, 2022
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2022	$254	$92	$16,943	$(8,023)	$9,266
Net earnings	—	—	5,054	—	5,054
Other comprehensive income, net of tax	—	—	—	(123)	(123)
Dividends declared	—	—	(2,280)	—	(2,280)
Repurchases of common stock	(8)	(341)	(2,651)	—	(3,000)
Stock-based awards, ESOP activity and other	1	356	—	—	357
Balance at September 24, 2023	$247	$107	$17,066	$(8,146)	$9,274

Balance at December 31, 2021	$271	$94	$21,600	$(11,006)	$10,959
Net earnings	—	—	3,820	—	3,820
Other comprehensive income, net of tax	—	—	—	2,872	2,872
Dividends declared	—	—	(2,239)	—	(2,239)
Repurchases of common stock	(11)	(453)	(3,342)	—	(3,806)
Stock-based awards, ESOP activity and other	1	359	—	—	360
Balance at September 25, 2022	$261	$—	$19,839	$(8,134)	$11,966
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
We close our books and records on the last Sunday of the interim calendar quarter, which was on September 24 for the third quarter of 2023 and September 25 for the third quarter of 2022 to align our financial closing with our business processes. The consolidated financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods as our fiscal year ends on December 31.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
NOTE 2 - EARNINGS PER COMMON SHARE
The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Weighted average common shares outstanding for basic computations	249.3	264.1	252.2	266.0
Weighted average dilutive effect of equity awards	0.9	1.0	0.9	0.9
Weighted average common shares outstanding for diluted computations	250.2	265.1	253.1	266.9
We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units (RSUs) and performance stock units (PSUs) based on the treasury stock method. There were no significant anti-dilutive equity awards during the quarters and nine months ended September 24, 2023 and September 25, 2022. Basic and diluted weighted average common shares outstanding decreased in 2023 compared to 2022 due to share repurchases. See “Note 9 - Stockholders’ Equity” for more information.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
This change has been applied to the amounts below, including the amounts for 2022. Sales and operating profit for each of our business segments were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Net sales
Aeronautics	$6,717	$7,089	$19,861	$19,352
Missiles and Fire Control	2,939	2,831	8,082	8,030
Rotary and Mission Systems	4,121	3,781	11,528	11,345
Space	3,101	2,882	9,226	8,266
Total net sales	$16,878	$16,583	$48,697	$46,993
Operating profit
Aeronautics	$671	$759	$2,064	$2,051
Missiles and Fire Control	398	383	1,146	1,186
Rotary and Mission Systems	482	472	1,286	1,339
Space	259	304	851	823
Total business segment operating profit	1,810	1,918	5,347	5,399
Unallocated items
FAS/CAS pension operating adjustment	414	430	1,245	1,281
Intangible asset amortization expense	(61)	(62)	(185)	(186)
Other, net	(121)	(127)	(193)	(439)
Total unallocated items	232	241	867	656
Total consolidated operating profit	$2,042	$2,159	$6,214	$6,055
Intersegment sales
Aeronautics	$62	$63	$186	$181
Missiles and Fire Control	177	146	482	463
Rotary and Mission Systems	518	503	1,512	1,411
Space	97	102	275	284
Total intersegment sales	$854	$814	$2,455	$2,339
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Disaggregation of Net Sales
Net sales by products and services, contract type, customer, and geographic region were as follows (in millions):

	Quarter Ended September 24, 2023
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$5,538	$2,609	$3,249	$2,618	$14,014
Services	1,179	330	872	483	2,864
Total net sales	$6,717	$2,939	$4,121	$3,101	$16,878
Net sales by contract type
Fixed-price	$4,495	$2,017	$2,602	$796	$9,910
Cost-reimbursable	2,222	922	1,519	2,305	6,968
Total net sales	$6,717	$2,939	$4,121	$3,101	$16,878
Net sales by customer
U.S. Government	$4,547	$2,061	$2,796	$3,055	$12,459
International (a)	2,170	875	1,254	24	4,323
U.S. commercial and other	—	3	71	22	96
Total net sales	$6,717	$2,939	$4,121	$3,101	$16,878
Net sales by geographic region
United States	$4,547	$2,064	$2,867	$3,077	$12,555
Europe	1,190	197	269	1	1,657
Asia Pacific	693	155	601	22	1,471
Middle East	220	474	185	1	880
Other	67	49	199	—	315
Total net sales	$6,717	$2,939	$4,121	$3,101	$16,878

	Nine Months Ended September 24, 2023
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$16,339	$7,110	$9,082	$7,767	$40,298
Services	3,522	972	2,446	1,459	8,399
Total net sales	$19,861	$8,082	$11,528	$9,226	$48,697
Net sales by contract type
Fixed-price	$13,463	$5,498	$7,261	$2,359	$28,581
Cost-reimbursable	6,398	2,584	4,267	6,867	20,116
Total net sales	$19,861	$8,082	$11,528	$9,226	$48,697
Net sales by customer
U.S. Government	$13,285	$5,553	$7,973	$9,084	$35,895
International (a)	6,453	2,521	3,349	110	12,433
U.S. commercial and other	123	8	206	32	369
Total net sales	$19,861	$8,082	$11,528	$9,226	$48,697
Net sales by geographic region
United States	$13,408	$5,561	$8,179	$9,116	$36,264
Europe	3,466	582	706	48	4,802
Asia Pacific	2,058	472	1,593	60	4,183
Middle East	671	1,340	526	2	2,539
Other	258	127	524	—	909
Total net sales	$19,861	$8,082	$11,528	$9,226	$48,697

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

	Quarter Ended September 25, 2022
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$6,072	$2,530	$2,968	$2,441	$14,011
Services	1,017	301	813	441	2,572
Total net sales	$7,089	$2,831	$3,781	$2,882	$16,583
Net sales by contract type
Fixed-price	$5,217	$2,005	$2,436	$722	$10,380
Cost-reimbursable	1,872	826	1,345	2,160	6,203
Total net sales	$7,089	$2,831	$3,781	$2,882	$16,583
Net sales by customer
U.S. Government	$4,728	$2,086	$2,721	$2,842	$12,377
International (a)	2,326	744	1,002	34	4,106
U.S. commercial and other	35	1	58	6	100
Total net sales	$7,089	$2,831	$3,781	$2,882	$16,583
Net sales by geographic region
United States	$4,763	$2,087	$2,779	$2,848	$12,477
Europe	1,184	228	199	21	1,632
Asia Pacific	785	100	440	10	1,335
Middle East	255	374	181	3	813
Other	102	42	182	—	326
Total net sales	$7,089	$2,831	$3,781	$2,882	$16,583

	Nine Months Ended September 25, 2022
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$16,293	$7,147	$8,906	$6,920	$39,266
Services	3,059	883	2,439	1,346	7,727
Total net sales	$19,352	$8,030	$11,345	$8,266	$46,993
Net sales by contract type
Fixed-price	$13,819	$5,661	$7,243	$2,112	$28,835
Cost-reimbursable	5,533	2,369	4,102	6,154	18,158
Total net sales	$19,352	$8,030	$11,345	$8,266	$46,993
Net sales by customer
U.S. Government	$12,904	$5,605	$8,017	$8,144	$34,670
International (a)	6,344	2,419	3,102	97	11,962
U.S. commercial and other	104	6	226	25	361
Total net sales	$19,352	$8,030	$11,345	$8,266	$46,993
Net sales by geographic region
United States	$13,008	$5,611	$8,243	$8,169	$35,031
Europe	3,052	746	564	65	4,427
Asia Pacific	2,211	313	1,425	23	3,972
Middle East	739	1,256	558	9	2,562
Other	342	104	555	—	1,001
Total net sales	$19,352	$8,030	$11,345	$8,266	$46,993

(a)International sales include foreign military sales (FMS) contracted through the U.S. Government and direct commercial sales to international governments and other international customers.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Our Aeronautics business segment includes our largest program, the F-35 Lightning II, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented approximately 26% of our total consolidated net sales for both the quarter and nine months ended September 24, 2023 and 29% and 27% of our total consolidated net sales for the quarter and nine months ended September 25, 2022.
Assets
Total assets for each of our business segments were as follows (in millions):

	September 24, 2023	December 31, 2022
Assets
Aeronautics	$13,252	$12,055
Missiles and Fire Control	5,706	5,788
Rotary and Mission Systems	17,822	17,988
Space	6,522	6,351
Total business segment assets	43,302	42,182
Corporate assets (a)	13,364	10,698
Total assets	$56,666	$52,880
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

	September 24, 2023	December 31, 2022
Contract assets	$13,605	$12,318
Contract liabilities	7,936	8,488
Contract assets increased $1.3 billion during the nine months ended September 24, 2023, due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the nine months ended September 24, 2023 for which we have not yet billed our customers (primarily on the F-35 program at Aeronautics). There were no significant credit or impairment losses related to our contract assets during the quarters and nine months ended September 24, 2023 and September 25, 2022.
Contract liabilities decreased $552 million during the nine months ended September 24, 2023, primarily due to revenue recognized in excess of payments received on these performance obligations. During the quarter and nine months ended September 24, 2023, we recognized $916 million and $4.2 billion of our contract liabilities at December 31, 2022 as revenue. During the quarter and nine months ended September 25, 2022, we recognized $742 million and $4.3 billion of our contract liabilities at December 31, 2021 as revenue.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
NOTE 5 - INVENTORIES
Inventories consisted of the following (in millions):

	September 24, 2023	December 31, 2022
Materials, spares and supplies	$606	$599
Work-in-process	2,522	2,297
Finished goods	184	192
Total inventories	$3,312	$3,088
Costs incurred to fulfill a contract in advance of the contract being awarded are included in inventories as work-in-process if we determine that those costs relate directly to a contract or to an anticipated contract that we can specifically identify and determine that contract award is probable, the costs generate or enhance resources that will be used in satisfying performance obligations, and the costs are recoverable (referred to as pre-contract costs). These advanced procurement costs are generally incurred in order to enhance our ability to achieve schedule and certain customer milestones. Pre-contract costs that are initially capitalized in inventory are generally recognized as cost of sales consistent with the transfer of products and services to the customer upon the receipt of the anticipated contract. All other pre-contract costs, including start-up costs, are expensed as incurred. As of September 24, 2023 and December 31, 2022, $955 million and $791 million of pre-contract costs were included in inventories. The increase in pre-contract costs as of September 24, 2023 is primarily driven by our Aeronautics business segment (primarily F-35 program and classified contracts).

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
NOTE 6 - POSTRETIREMENT BENEFIT PLANS
FAS income (expense)
The pretax FAS income (expense) related to our qualified defined benefit pension plans and retiree medical and life insurance plans consisted of the following (in millions):

	Quarters Ended		Nine Months Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Qualified defined benefit pension plans
Operating:
Service cost	$(17)	$(20)	$(49)	$(68)
Non-operating:
Interest cost	(364)	(342)	(1,094)	(947)
Expected return on plan assets	430	425	1,291	1,430
Amortization of actuarial losses	(42)	(62)	(126)	(363)
Amortization of prior service credits	87	90	261	270
Pension settlement charge	—	—	—	(1,470)
Non-service FAS pension income (expense)	111	111	332	(1,080)
Total FAS pension income (expense)	$94	$91	$283	$(1,148)
Retiree medical and life insurance plans
Operating:
Service cost	$(1)	$(3)	$(4)	$(7)
Non-operating:
Interest cost	(17)	(12)	(51)	(36)
Expected return on plan assets	25	34	77	102
Amortization of actuarial gains	7	12	23	35
Amortization of prior service costs	(2)	(7)	(7)	(21)
Non-service FAS retiree medical and life income	13	27	42	80
Total FAS retiree medical and life income	$12	$24	$38	$73
We record the service cost component of FAS income (expense) for our qualified defined benefit pension plans and retiree medical and life insurance plans in the cost of sales accounts; the non-service components of our FAS income (expense) for our qualified defined benefit pension plans in the non-service FAS pension income (expense) account; and the non-service components of our FAS income (expense) for our retiree medical and life insurance plans as part of the other non-operating income (expense), net account on our consolidated statements of earnings.
The amortization of net actuarial losses or gains and prior service credits or costs in the table above, along with similar costs related to our other postretirement benefit plans ($3 million and $10 million for the quarter and nine months ended September 24, 2023 and $30 million and $41 million for the quarter and nine months ended September 25, 2022) were reclassified from accumulated other comprehensive loss (AOCL) and recorded as a component of FAS income (expense) for the periods presented. These costs totaled $(47) million ($(37) million, net of tax) and $(141) million ($(111) million, net of tax) during the quarter and nine months ended September 24, 2023, and $(3) million ($(2) million, net of tax) and $120 million ($93 million, net of tax) during the quarter and nine months ended September 25, 2022.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Purchase of Group Annuity Contracts and Pension Remeasurement
The nine months ended September 25, 2022 reflect a noncash, non-operating pension settlement charge of $1.5 billion ($1.2 billion, or $4.33 per share, after-tax) recognized in connection with the transfer of $4.3 billion of our gross defined benefit pension obligations and related plan assets to an insurance company on June 24, 2022.
Funding Requirements
The required funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended, along with consideration of CAS and Internal Revenue Code rules. We made no contributions to our qualified defined benefit pension plans during the quarters and nine months ended September 24, 2023 and September 25, 2022.
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
At September 24, 2023 and December 31, 2022, the aggregate amount of liabilities recorded relative to environmental matters was $690 million and $696 million, most of which are recorded in other noncurrent liabilities on our consolidated balance sheets. We have recorded assets for the portion of environmental costs that are probable of future recovery totaling $613 million and $618 million at September 24, 2023 and December 31, 2022, most of which are recorded in other noncurrent assets on our consolidated balance sheets.
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
In addition to the proceedings and potential proceedings discussed above, potential new regulations of perchlorate and hexavalent chromium at the federal and state level could adversely affect us. In particular, the U.S. Environmental Protection Agency (EPA) is considering whether to regulate hexavalent chromium at the federal level, and as a result of a court decision, must regulate perchlorate at the federal level. The California State Water Resources Control Board (SWRCB) continues to reevaluate its existing drinking water standard of 6 parts per billion (ppb) for perchlorate. The California SWRCB has also proposed to regulate hexavalent chromium at 10 ppb, which we currently do not expect would materially increase our cleanup costs in California. If substantially lower standards are adopted for perchlorate or for hexavalent chromium, we expect a material increase in our estimates for environmental liabilities and the related assets for the portion of the increased costs that are probable of future recovery in the pricing of our products and services for the U.S. Government. The amount that would be allocable to our non-U.S. Government contracts or that is determined not to be recoverable under U.S. Government contracts would be expensed, which may have a material effect on our earnings in any particular interim reporting period.
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
Letters of Credit, Surety Bonds and Third-Party Guarantees
We have entered into standby letters of credit and surety bonds issued on our behalf by financial institutions, and we have directly issued guarantees to third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. We had total outstanding letters of credit and surety bonds aggregating $2.9 billion at both September 24, 2023 and December 31, 2022.
Additionally, we may guarantee the contractual performance of third parties such as joint venture partners. At September 24, 2023 and December 31, 2022, third-party guarantees totaled $962 million and $904 million, of which approximately 73% and 71% related to guarantees of contractual performance of joint ventures to which we currently are or previously were a party. These amounts represent our estimate of the maximum amounts we would expect to incur upon the contractual non-performance of the joint venture, joint venture partners or divested businesses. Generally, we also have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner. Third-party guarantees do not include guarantees issued on behalf of subsidiaries and other consolidated entities.
In determining our exposures, we evaluate the reputation, performance on contractual obligations, technical capabilities and credit quality of our current and former joint venture partners and the transferee under novation agreements all of which include a guarantee as required by the FAR. At September 24, 2023 and December 31, 2022,

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
there were no material amounts recorded in our financial statements related to third-party guarantees or novation agreements.
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
NOTE 8 - FAIR VALUE MEASUREMENTS
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	September 24, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Mutual funds	$897	$897	$—	$—	$897	$897	$—	$—
U.S. Government securities	97	—	97	—	118	—	118	—
Other securities	669	323	297	49	660	333	264	63
Derivatives	16	—	16	—	18	—	18	—
Liabilities
Derivatives	246	—	246	—	196	—	196	—
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
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
The aggregate notional amount of our outstanding interest rate swaps was $1.3 billion at both September 24, 2023 and December 31, 2022. The aggregate notional amount of our outstanding foreign currency hedges was $6.6 billion and $7.3 billion at September 24, 2023 and December 31, 2022. The fair values of our outstanding interest rate swaps and foreign currency hedges at September 24, 2023 and December 31, 2022 were not significant. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters and nine months ended September 24, 2023 and September 25, 2022. The impact of derivative instruments on our consolidated statements of cash flows is included in net cash provided by operating activities. Substantially all of our derivatives are designated for hedge accounting.
We also make investments in early-stage companies that we believe are advancing or developing new technologies applicable to our business. Investments that have quoted market prices in active markets (Level 1) are recorded at fair value and reflected in other securities while certain investments are categorized as Level 3 when valuations using observable inputs are unavailable. See “Note 10 - Other - Investments” for more information.
In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $17.1 billion and $16.0 billion at September 24, 2023 and December 31, 2022. The outstanding principal amount of debt, including short-term and long-term debt, was $18.7 billion and $16.8 billion at September 24, 2023 and December 31, 2022, excluding $1.3 billion of unamortized discounts and issuance costs at both September 24, 2023 and December 31, 2022. The estimated fair values of our outstanding debt were determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates and credit spreads (Level 2).
NOTE 9 - STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
During the nine months ended September 24, 2023, we repurchased 6.7 million shares of our common stock for $3.0 billion pursuant to accelerated share repurchase (ASR) agreements and open market purchases. We also retired an additional 1.5 million shares received for no additional consideration in the first quarter of 2023 upon final settlement of an ASR agreement executed in the fourth quarter of 2022.
The total remaining authorization for future common stock repurchases under our share repurchase program was $7.0 billion as of September 24, 2023. In October 2023, subsequent to our third quarter, our Board of Directors authorized an increase of $6.0 billion to our share repurchase program, increasing our total authorization of the current program to $13 billion for future purchases. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.
Dividends
We declared cash dividends totaling $2.3 billion ($9.00 per share) and $2.2 billion ($8.40 per share) during the nine months ended September 24, 2023 and September 25, 2022. On October 6, 2023, subsequent to our third quarter, we authorized a fourth quarter 2023 dividend payment of $3.15 per share, an increase of $0.15 per share over our third quarter 2023 dividend of $3.00 per share, which we declared in the second quarter of 2023.
The total amount of dividends declared may differ from the total amount of dividends paid during a period due to the timing of dividend-equivalents paid on RSUs and PSUs. These dividend-equivalents are accrued during the vesting period and are paid upon the vesting of the RSUs and PSUs, which primarily occurs in the first quarter each year.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Accumulated Other Comprehensive Loss
Changes in the balance of AOCL, net of tax, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL
Balance at December 31, 2022	$(7,866)	$(157)	$(8,023)
Other comprehensive income (loss) before reclassifications	—	(41)	(41)
Amounts reclassified from AOCL
Amortization of net actuarial losses (b)	88	—	88
Amortization of net prior service credits (b)	(199)	—	(199)
Other	—	29	29
Total reclassified from AOCL	(111)	29	(82)
Total other comprehensive (loss) income	(111)	(12)	(123)
Balance at September 24, 2023	$(7,977)	$(169)	$(8,146)

Balance at December 31, 2021	$(10,964)	$(42)	$(11,006)
Other comprehensive income (loss) before reclassifications (a)	1,860	(254)	1,606
Amounts reclassified from AOCL
Pension settlement charge (a)	1,156	—	1,156
Amortization of net actuarial losses (b)	295	—	295
Amortization of net prior service credits (b)	(202)	—	(202)
Other	—	17	17
Total reclassified from AOCL	1,249	17	1,266
Total other comprehensive income (loss)	3,109	(237)	2,872
Balance at September 25, 2022	$(7,855)	$(279)	$(8,134)

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
(b)These amounts include $(37) million and $(2) million, net of tax, for the quarters ended September 24, 2023 and September 25, 2022, which are comprised of the amortization of net actuarial losses of $30 million and $65 million for the quarters ended September 24, 2023 and September 25, 2022, and net prior service credits of $67 million in both the quarters ended September 24, 2023 and September 25, 2022.
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
Our consolidated net profit booking rate adjustments increased sales by $231 million and $1.0 billion during the quarter and nine months ended September 24, 2023, and $515 million and $1.4 billion during the quarter and nine months ended September 25, 2022. These adjustments increased segment operating profit by approximately $335 million ($265 million, or $1.06 per share, after tax) and $1.1 billion ($881 million, or $3.48 per share, after tax) during the quarter and nine months ended September 24, 2023, and $455 million ($359 million, or $1.35 per share, after tax) and $1.3 billion ($1.0 billion, or $3.89 per share, after tax) during the quarter and nine months ended September 25, 2022.
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
We have experienced performance issues on a classified fixed-price incentive fee contract that involves highly complex design and systems integration at our Aeronautics business segment and have periodically recognized reach-forward losses. As of September 24, 2023, cumulative losses remained at approximately $270 million. We will continue to monitor the technical requirements and our performance, the remaining work and any future changes in scope or schedule, and estimated costs to complete the program and may have to record additional losses in future periods if we experience further performance issues, increases in scope, or cost growth, which could be material to our financial results. In addition, we and our industry team will incur advanced procurement costs (also referred to as pre-contract costs) in order to enhance our ability to achieve the schedule and certain milestones. We will monitor the recoverability of pre-contract costs, which could be impacted by the customer’s decision regarding future phases of the program.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
We are responsible for a program to design, develop and construct a ground-based radar at our RMS business segment. The program has experienced performance issues for which we have periodically recognized reach-forward losses. As of September 24, 2023, cumulative losses remained at approximately $280 million. We will continue to monitor our performance, any future changes in scope, and estimated costs to complete the program and may have to record additional losses in future periods if we experience further performance issues, increases in scope, or cost growth. However, based on the losses previously recorded and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our financial results or financial condition.
Backlog
Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. It is converted into sales in future periods as work is performed or deliveries are made. For our cost-reimbursable and fixed-priced-incentive contracts, the estimated consideration we expect to receive pursuant to the terms of the contract may exceed the contractual award amount. The estimated consideration is determined at the outset of the contract and is continuously reviewed throughout the contract period. In determining the estimated consideration, we consider the risks related to the technical, schedule and cost impacts to complete the contract and an estimate of any variable consideration. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of September 24, 2023, our ending backlog was $156.0 billion. We expect to recognize approximately 35% of our backlog over the next 12 months and approximately 60% over the next 24 months as revenue with the remainder recognized thereafter.
Income Taxes
Our effective income tax rates were 13.8% and 15.1% for the quarter and nine months ended September 24, 2023 and 15.3% and 14.9% for the quarter and nine months ended September 25, 2022. The rate for the third quarter of 2023 was lower than the third quarter of 2022 primarily due to additional research and development tax credits for prior years. The rates for all periods benefited from research and development tax credits, tax deductions for foreign derived intangible income and dividends paid to our defined contribution plans with an employee stock ownership plan feature.
As of December 31, 2022, our liabilities associated with uncertain tax positions were $1.6 billion. For the nine months ended September 24, 2023, our liabilities associated with uncertain tax positions increased to $2.3 billion with a corresponding increase to net deferred tax assets primarily resulting from the Tax Cuts and Jobs Act of 2017’s elimination of the option for taxpayers to deduct research and development expenditures immediately in the year incurred and instead requiring taxpayers to amortize such expenditures over five years.
Investments
We make investments in companies that we believe are advancing or developing new technologies applicable to our business. These investments are primarily in early-stage companies and may be in the form of common or preferred stock, warrants, convertible debt securities, investments in funds or equity method investments. Most of these investments are in equity securities without readily determinable fair values (privately held securities), which are measured initially at cost and are then adjusted to fair value only if there is an observable price change or reduced for impairment, if applicable. The carrying amounts of the investments were $602 million and $589 million at September 24, 2023 and December 31, 2022. Due to changes in fair value and/or sales of investments, we recorded net losses of $13 million ($10 million, or $0.04 per share, after tax) and $24 million ($18 million, or $0.07 per share, after-tax) during the quarter and nine months ended September 24, 2023 and net losses of $26 million ($20 million, or $0.07 per share, after-tax) and $66 million ($50 million, or $0.19 per share, after-tax) during the quarter and nine months ended September 25, 2022. These losses are reflected in the other non-operating income (expense), net account on our consolidated statements of earnings.
Debt Issuance
On May 25, 2023, we issued a total of $2.0 billion of senior unsecured notes, consisting of $500 million aggregate principal amount of 4.45% Notes due May 15, 2028 (the “2028 Notes”), $850 million aggregate principal amount of 4.75% Notes due February 15, 2034 (the “2034 Notes”) and $650 million aggregate principal amount of 5.20% Notes due

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
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
Revolving Credit Facility
At September 24, 2023, we had a $3.0 billion Revolving Credit Facility with various banks, with the option to increase the commitments under the Revolving Credit Facility by an additional amount of up to $500 million (for an aggregate amount of up to $3.5 billion). Effective August 24, 2023, we extended the expiration date of the Revolving Credit Agreement from August 24, 2027 to August 24, 2028. The Revolving Credit Agreement is available for any of our lawful corporate purposes, including supporting commercial paper borrowings. Borrowings under the Revolving Credit Agreement are unsecured and bear interest at rates set forth in the Revolving Credit Agreement. The Revolving Credit Agreement contains customary representations, warranties and covenants, including covenants restricting ours and certain of our subsidiaries’ ability to encumber assets and our ability to merge or consolidate with another entity. There were no borrowings under the Revolving Credit Agreement at September 24, 2023.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lockheed Martin Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Lockheed Martin Corporation (the Company) as of September 24, 2023, the related consolidated statements of earnings, comprehensive income and equity for the quarters and nine months ended September 24, 2023 and September 25, 2022, and consolidated statements of cash flows for the nine months ended September 24, 2023 and September 25, 2022, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
October 17, 2023

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
BUSINESS OVERVIEW
We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics, system integration and cybersecurity services. Our main areas of focus are in defense, space, intelligence, homeland security and information technology, including cybersecurity. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. During the nine months ended September 24, 2023, 74% of our $48.7 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 64% from the Department of Defense (DoD)), 25% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government) and 1% were from U.S. commercial and other customers.
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
Additionally, the FRA will result in a decrease in government spending for FY 2024 by one percent from FY 2023 enacted levels if Congress does not pass all twelve defense and non-defense discretionary appropriations bills by the end of 2023. If all twelve bills are not enacted, the sequestration process would be initiated on January 1, 2024, with effective implementation no later than April 30, 2024.
The House and Senate continue the legislative process on the FY 2024 budget. Final passage of the FY 2024 National Defense Authorization Act (NDAA) is anticipated before the end of the calendar year. Congress will also continue its effort to move appropriations bills and conference agreements, but these actions are dependent on the House leadership vote and Senate calendar. The FRA spending cap limits the ability of the defense committees to support significant increases in program funding without supplemental or emergency funding designations. Overall, congressional sentiment remains strong for supporting the National Defense Strategy and defense spending.
On September 30, 2023, the President signed a continuing resolution to continue funding the U.S government at FY 2023 levels through the earlier of November 17, 2023, or until FY 2024 appropriations bills are enacted. Under the continuing resolution, funding at amounts consistent with appropriated levels for FY 2023 are available, subject to certain restrictions, but new contract and program starts are not authorized. We expect our key programs will continue to be supported and funded under the continuing resolution. However, during periods covered by continuing resolutions, we may experience delays in new awards of our products and services, and those delays may adversely affect our results of operations.
If Congress is not able to enact FY 2024 appropriations bills or extend the continuing resolution, the U.S. government will enter a whole or partial shutdown. The impact of any government shutdown is uncertain. However, if a government shutdown were to occur and were to continue for an extended period, we could be at risk of program cancellations, schedule delays, production halts and other disruptions and nonpayment, which could adversely affect our results of operations.

We anticipate the federal budget will continue to be subject to debate and compromise shaped by, among other things, heightened political tensions, the global security environment, inflationary pressures, and macroeconomic conditions. The result may be shifting funding priorities, which could have material impacts on defense spending broadly and our programs.
See also the discussion of U.S. Government funding risks within “Item 1A, Risk Factors” included in our 2022 Form 10-K.
Geopolitical and Economic Environment
We operate in a complex and evolving global security environment and our business is affected by geopolitical issues. Russia’s invasion of Ukraine significantly elevated global geopolitical tensions and security concerns resulting in increased interest for certain of our products and services as countries seek to improve their security posture. In addition, security assistance provided by the U.S. Government and its allies to Ukraine has created U.S. Government and allied demand to replenish U.S. stockpiles, resulting in additional and potential future orders for our products, including for the ramp-up in production capacity for certain products. However, given the long-cycle nature of our business and current industry capacity, we do not expect a significant increase in 2023 sales from new contracts in response to the conflict. We continue to work with the U.S. Government and our supply chain to evaluate increases in capacity at certain of our operations to anticipate potential demand and enable us to deliver critical capabilities.
Our business and financial performance is also affected by general economic conditions. Supply chain disruptions persist, and we continue to experience supply chain challenges, including supplier shortages and performance issues, which have delayed certain customer deliveries and adversely impacted our performance and our financial results year to date. While we continue working to minimize the impact of supply chain challenges, many of these challenges are industry wide or caused by geopolitical events that are outside of our control. In addition, heightened levels of inflation and the potential worsening of macro-economic conditions present risks for Lockheed Martin, our suppliers and the stability of the broader defense industrial base. Certain costs, including rising labor rates and supplier costs, on several of our programs have increased as a result of inflation, and put pressure on achieving our expected margins on the programs. In addition, some suppliers are reducing the typical duration of pricing validity in their proposals to us, which can be operationally challenging and increase the risk of cost volatility. If we continue to experience high rates of inflation, and we are unable to successfully mitigate the impact, our future profits, margins and cash flows, particularly for existing fixed-price contracts, may be adversely affected. Inflation and higher interest rates can also constrain the overall purchasing power of our customers for our products and services potentially impacting future orders. We remain committed to our ongoing efforts to increase the efficiency of our operations and improve the cost competitiveness and affordability of our products and services, which may, in part, offset cost increases from inflation.
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

	Quarters Ended		Nine Months Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Net sales	$16,878	$16,583	$48,697	$46,993
Cost of sales	(14,830)	(14,463)	(42,513)	(41,008)
Gross profit	2,048	2,120	6,184	5,985
Other (expense) income, net	(6)	39	30	70
Operating profit	2,042	2,159	6,214	6,055
Interest expense	(237)	(145)	(662)	(421)
Non-service FAS pension income (expense)	111	111	332	(1,080)
Other non-operating income (expense), net	37	(26)	69	(64)
Earnings before income taxes	1,953	2,099	5,953	4,490
Income tax expense	(269)	(321)	(899)	(670)
Net earnings	$1,684	$1,778	$5,054	$3,820
Diluted earnings per common share	$6.73	$6.71	$19.97	$14.31

Certain amounts reported in other income, net, including our share of earnings or losses from equity method investees, are included in the operating profit of our business segments. Accordingly, such amounts are included in the discussion of our business segment results of operations.
Net Sales
We generate sales from the delivery of products and services to our customers. Our consolidated net sales were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Products	$14,014	$14,011	$40,298	$39,266
% of total net sales	83.0%	84.5%	82.8%	83.6%
Services	2,864	2,572	8,399	7,727
% of total net sales	17.0%	15.5%	17.2%	16.4%
Total net sales	$16,878	$16,583	$48,697	$46,993
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

Product Sales
Product sales during the quarter ended September 24, 2023 were comparable to the same period in 2022. Lower product sales of $535 million at Aeronautics were mostly offset by higher product sales of $280 million at RMS and $175 million at Space. Lower product sales at Aeronautics were due to lower volume on F-35 production contracts. Higher product sales at RMS were due to higher volume on various integrated warfare systems and sensors (IWSS) programs. Higher product sales at Space were due to higher volume on strategic and missile defense programs (Next Generation Interceptor (NGI) development and Fleet Ballistic Missile (FBM)).
Product sales increased $1.0 billion, or 3%, during the nine months ended September 24, 2023 compared to the same period in 2022. The increase was primarily attributable to higher product sales of $845 million at Space due to higher volume for strategic and missile defense programs (NGI development and FBM) and national security space programs (Global Positioning System (GPS) III,Transport Layer development and classified development programs).
Service Sales
Service sales increased $292 million, or 11%, during the quarter ended September 24, 2023 compared to the same period in 2022. The increase was primarily attributable to higher sales of approximately $165 million at Aeronautics due to higher volume on F-35 sustainment contracts.
Service sales increased $672 million, or 9%, during the nine months ended September 24, 2023 compared to the same period in 2022. The increase was primarily attributable to higher sales of approximately $465 million at Aeronautics due to higher volume on F-35 sustainment contracts and $115 million at Space due to higher volume on national security space programs (classified development and Space-Based Infrared System (SBIRS)).
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

	Quarters Ended		Six Months Ended (a)
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Cost of sales – products	$(12,571)	$(12,493)	$(35,960)	$(34,939)
% of product sales	89.7%	89.2%	89.2%	89.0%
Cost of sales – services	(2,510)	(2,235)	(7,436)	(6,758)
% of service sales	87.6%	86.9%	88.5%	87.5%
Other unallocated, net	251	265	883	689
Total cost of sales	$(14,830)	$(14,463)	$(42,513)	$(41,008)
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
Product Costs
Product costs increased $78 million, or 1%, during the quarter ended September 24, 2023 compared to the same period in 2022. The increase was primarily attributable to higher product costs of $245 million at RMS, and $200 million at

Space, offset by lower product costs of $445 million at Aeronautics. Higher product costs at RMS were due to higher volume on various IWSS programs. Higher product costs at Space were due to higher volume for strategic and missile defense programs (NGI development and FBM) and national security space programs (GPS III). Lower product costs at Aeronautics were due to lower volume on F-35 production contracts.
Product costs increased $1.0 billion, or 3%, during the nine months ended September 24, 2023 compared to the same period in 2022. The increase was primarily attributable to higher product costs of $775 million at Space due to higher volume for strategic and missile defense programs (NGI development and FBM) and national security space programs (GPS III,Transport Layer development and classified development programs).
Service Costs
Service costs increased $275 million, or 12%, during the quarter ended September 24, 2023 compared to the same period in 2022. The increase was primarily attributable to higher service costs of approximately $155 million at Aeronautics due to higher volume on F-35 sustainment contracts.
Service costs increased $678 million, or 10%, during the nine months ended September 24, 2023 compared to the same period in 2022. The increase was primarily attributable to higher service costs of approximately $440 million at Aeronautics due to higher volume on F-35 sustainment contracts and $100 million at Space due to higher volume on national security space programs (classified and SBIRS).
Other Unallocated, Net
Other unallocated, net primarily includes the FAS/CAS pension operating adjustment (which represents the difference between total CAS pension cost recorded in our business segments’ results of operations and the service cost component of Financial Accounting Standards (FAS) pension expense), stock-based compensation expense, changes in the fair value of assets and liabilities for deferred compensation plans, intangible asset amortization expense and other corporate costs. These items are not allocated to the business segments and, therefore, are not allocated to cost of sales for products or services. Other unallocated, net reduced cost of sales by $251 million and $883 million during the quarter and nine months ended September 24, 2023, compared to $265 million and $689 million during the quarter and nine months ended September 25, 2022. There were lower losses from the changes in the fair value of assets and liabilities related to deferred compensation plans during the quarter and nine months ended September 24, 2023 compared to the same periods in 2022.
Other (Expense) Income, Net
Other (expense) income, net, primarily includes earnings generated by equity method investees. Other expense, net was $6 million compared to other income, net of $39 million during the quarters ended September 24, 2023 and 2022. Other income, net was $30 million and $70 million during the nine months ended September 24, 2023 and 2022. Other (expense) income, net during the quarter and nine months ended September 24, 2023 includes lower earnings generated by our equity method investment in ULA due to lower launch volume and an increase in new product development costs.
Interest Expense
Interest expense during the quarter and nine months ended September 24, 2023 was $237 million and $662 million, compared to $145 million and $421 million during the quarter and nine months ended September 25, 2022. The increase in interest expense in 2023 resulted primarily from the issuance of senior unsecured notes in October 2022 and May 2023.
Non-Service FAS Pension Income (Expense)

Non-service FAS pension income was $111 million during the quarters ended September 24, 2023 and 2022. Non-service FAS pension income was $332 million compared to non-service FAS pension expense of $1.1 billion during the nine months ended September 24, 2023 and 2022. Non-service FAS pension expense for the nine months ended September 25, 2022 includes a noncash, non-operating pension settlement charge of $1.5 billion ($1.2 billion, or $4.33 per share, after-tax), related to the transfer of $4.3 billion of our gross defined benefit pension obligations and related plan assets to an insurance company during the second quarter of 2022.

Other Non-operating Income (Expense), Net

Other non-operating income (expense), net primarily includes gains or losses related to changes in the fair value of early-stage company investments or gains or losses upon sale of these investments. Other non-operating income, net was $37 million compared to other non-operating expense, net of $26 million during the quarters ended September 24, 2023 and 2022. Other non-operating income, net was $69 million compared to other non-operating expense, net of $64 million during the nine months ended September 24, 2023 and 2022. Other non-operating income (expense), net for the quarter and nine months ended September 24, 2023 includes lower losses related to fair value adjustments of early-stage company investments and higher interest income compared to the same periods in 2022. See “Note 10 - Other” included in our Notes to Consolidated Financial Statements for additional information.
Income Tax Expense
Our effective income tax rates were 13.8% and 15.1% for the quarter and nine months ended September 24, 2023 and 15.3% and 14.9% for the quarter and nine months ended September 25, 2022. The rate for the third quarter of 2023 was lower than the third quarter of 2022 primarily due to additional research and development tax credits for prior years. The rates for all periods benefited from research and development tax credits, tax deductions for foreign derived intangible income and dividends paid to our defined contribution plans with an employee stock ownership plan feature.
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
Net Earnings
We reported net earnings of $1.7 billion ($6.73 per share) and $5.1 billion ($19.97 per share) during the quarter and nine months ended September 24, 2023, compared to $1.8 billion ($6.71 per share) and $3.8 billion ($14.31 per share) during the quarter and nine months ended September 25, 2022. Net earnings and earnings per share for the quarter and nine months ended September 24, 2023 were affected by the factors mentioned above. Earnings per share also benefited from a net decrease of approximately 14.9 million and 13.8 million weighted average common shares outstanding during the quarter and nine months ended September 24, 2023, compared to the same periods in 2022. The reduction in weighted average common shares was a result of share repurchases, partially offset by share issuance under our stock-based awards and certain defined contribution plans.
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
Sales and operating profit for each of our business segments were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Net sales
Aeronautics	$6,717	$7,089	$19,861	$19,352
Missiles and Fire Control	2,939	2,831	8,082	8,030
Rotary and Mission Systems	4,121	3,781	11,528	11,345
Space	3,101	2,882	9,226	8,266
Total net sales	$16,878	$16,583	$48,697	$46,993
Operating profit
Aeronautics	$671	$759	$2,064	$2,051
Missiles and Fire Control	398	383	1,146	1,186
Rotary and Mission Systems	482	472	1,286	1,339
Space	259	304	851	823
Total business segment operating profit	1,810	1,918	5,347	5,399
Unallocated items
FAS/CAS pension operating adjustment	414	430	1,245	1,281
Intangible asset amortization expense	(61)	(62)	(185)	(186)
Other, net	(121)	(127)	(193)	(439)
Total unallocated items	232	241	867	656
Total consolidated operating profit	$2,042	$2,159	$6,214	$6,055
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

The total FAS/CAS pension adjustments, including the service and non-service cost components of FAS pension income (expense) for our qualified defined benefit pension plans, were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Total FAS income (expense) and CAS cost
FAS pension income (expense)	$94	$91	$283	$(1,148)
Less: CAS pension cost	431	450	1,294	1,349
Total FAS/CAS pension adjustment	$525	$541	$1,577	$201

Service and non-service cost reconciliation
FAS pension service cost	$(17)	$(20)	$(49)	$(68)
Less: CAS pension cost	431	450	1,294	1,349
Total FAS/CAS pension operating adjustment	414	430	1,245	1,281
Non-service FAS pension income (expense)	111	111	332	(1,080)
Total FAS/CAS pension adjustment	$525	$541	$1,577	$201
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
Our consolidated net profit booking rate adjustments increased segment operating profit by approximately $335 million and $1.1 billion during the quarter and nine months ended September 24, 2023 and $455 million and $1.3 billion during the quarter and nine months ended September 25, 2022.
We periodically experience performance issues and record losses for certain programs. For further discussion on programs at Aeronautics and RMS, see “Note 10 - Other” included in our Notes to Consolidated Financial Statements.
We have contracted with the Canadian Government for the Canadian Maritime Helicopter Program (CMHP) at our RMS business segment that provides for design, development, and production of CH-148 aircraft (the Original Equipment contract), which is a military variant of the S-92 helicopter, and for logistical support to the fleet (the In Service Support contract) over an extended time period. We are currently in discussions with the Canadian Government to potentially restructure certain contractual terms and conditions that may be beneficial to both parties. The program has experienced performance issues, including delays in the final aircraft deliveries from the original contract requirement, and the Royal Canadian Air Force’s flight hours have been less than originally anticipated, which has impacted program revenues and the recovery of our costs under this program. We have incurred significant costs and recognized the related sales, which are currently included in contract assets on the balance sheet. Such assets are recovered based on flight hours. Future sales and recovery of costs under the program are highly dependent upon achieving a certain number of flight hours, which are uncertain and dependent on aircraft availability and performance, and the availability of Canadian government resources. During the second quarter of 2023, due to increases in estimated costs for the production and lower than planned revenues for the logistical support program considering recent discussions with the customer and subsequent analysis, we recognized a loss of $100 million ($75 million, or $0.29 per share, after tax) on the program. Future performance issues, lower than forecast flight hours, or changes in our estimates due to the outcome of any restructuring discussions, including revised contract scope or customer requirements may further affect our ability to recover our costs, including the contract assets recognized on the balance sheet, or our assessment of the likelihood of cost recovery and may result in additional losses that could be material to our operating results. As of September 24, 2023, cumulative losses remained unchanged.
We also have a number of contracts with Türkish industry for the Türkish Utility Helicopter Program (TUHP), which anticipates co-production with Türkish industry for production of T70 helicopters for use in Türkiye, as well as the related provision of Türkish goods and services under buy-back or offset obligations, to include the future sales of helicopters built in Türkiye for sale globally. In 2020, the U.S. Government imposed certain sanctions on Türkish entities and persons that have affected our ability to perform under the TUHP contracts and we have provided force majeure notices under the affected contracts. The TUHP contracts may be negotiated to be restructured or terminated, either in whole or in part, during which, we could be at risk of recording a reach-forward loss in future periods. Additionally, we could elect to pursue other relief or remedies, which could result in a further reduction in sales, the imposition of penalties or assessment of damages, and increased unrecoverable costs, which could have an adverse effect on our financial results.
Our MFC business segment was previously awarded a competitively bid classified contract, which includes multiple phases of the program. We are currently performing on a phase which is primarily structured as cost-type. Additional phases are primarily fixed price and are not currently able to be awarded. If the additional phases are awarded at later dates, some of which could be within the next twelve months, we expect that those phases would be performed at a loss. We will continue to monitor the circumstances on the program and we may be required to recognize a reach-forward loss related to any additional phases at such time they become probable that they will be awarded. Any such losses could be material to our financial results.
Aeronautics
Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Net sales	$6,717	$7,089	$19,861	$19,352
Operating profit	671	759	2,064	2,051
Operating margin	10.0%	10.7%	10.4%	10.6%
Aeronautics’ net sales during the quarter ended September 24, 2023 decreased $372 million, or 5%, compared to the same period in 2022. The decrease was primarily attributable to lower net sales of $525 million for the F-35 program due to lower volume on production contracts and the recognition in the third quarter 2022 of $325 million of sales deferred from the second quarter of 2022 until additional contractual authorization and funding was received on the Lot 15 contract. This decrease was partially offset by higher net sales of $125 million on classified programs due to higher volume.
Aeronautics’ operating profit during the quarter ended September 24, 2023 decreased $88 million, or 12%, compared to the same period in 2022. The decrease was primarily attributable to lower operating profit of $115 million for the F-35 program due to lower volume and lower favorable profit adjustments on production contracts and the recognition of sales and associated operating profit in the third quarter of 2022 on the Lot 15 contract as described above. This decrease was partially offset by higher operating profit of $50 million on classified programs due to higher net favorable profit adjustments in 2023 and the absence in 2023 of unfavorable profit adjustments recorded in the third quarter of 2022. Total net profit booking rate adjustments were $80 million lower in the third quarter of 2023 compared to the same period in 2022.
Aeronautics’ net sales in the nine months ended September 24, 2023 increased $509 million, or 3%, compared to the same period in 2022. The increase was primarily attributable to higher net sales of $360 million on classified programs due to higher volume and higher net sales of $165 million for the F-16 program due to higher production volume. These increases were partially offset by lower net sales of $125 million for the F-35 program due to lower volume on production contracts partially offset by higher volume on sustainment and development contracts.
Aeronautics’ operating profit in the nine months ended September 24, 2023 was comparable to the same period in 2022. Operating profit increased $80 million on classified programs due to higher volume and the absence in 2023 of unfavorable profit adjustments recorded in the third quarter of 2022. This increase was offset by lower operating profit of $75 million for the F-22 program due to lower net favorable profit adjustments. Total net profit booking rate adjustments were $95 million lower in the nine months ended September 24, 2023 compared to the same period in 2022.

Missiles and Fire Control
Summary operating results for our MFC business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Net sales	$2,939	$2,831	$8,082	$8,030
Operating profit	398	383	1,146	1,186
Operating margin	13.5%	13.5%	14.2%	14.8%
MFC’s net sales during the quarter ended September 24, 2023 increased $108 million, or 4%, compared to the same period in 2022. The increase was primarily attributable to higher net sales of $125 million for tactical and strike missile programs due to higher volume (Guided Multiple Launch Rocket Systems (GMLRS) and High Mobility Artillery Rocket System (HIMARS)). These increases were partially offset by lower net sales of $60 million for integrated air and missile defense programs due to lower volume (Patriot Advanced Capability-3 (PAC-3)).
MFC’s operating profit during the quarter ended September 24, 2023 increased $15 million, or 4%, compared to the same period in 2022. The increase was primarily attributable to higher operating profit of $10 million for sensors and global sustainment programs due to higher net favorable profit adjustments (Apache). Operating profit for integrated air and missile defense programs was comparable to the same period in 2022 due to lower favorable profit adjustments (PAC-3) in 2023 offset by the absence in 2023 of a $40 million unfavorable profit adjustment on the Advanced Radar Threat System Variant 2 (ARTS-V2) program in the third quarter of 2022. Total net profit booking rate adjustments were $15 million higher in the third quarter of 2023 compared to the same period in 2022.
MFC’s net sales in the nine months ended September 24, 2023 increased $52 million, or 1%, compared to the same period in 2022. The increase was primarily attributable to higher net sales of $85 million for tactical and strike missile programs due to higher volume (Precision Strike Missile (PrSM)), partially offset by lower net sales of $80 million for sensors and global sustainment programs due to the absence in 2023 of the impact of a favorable profit adjustment on an international program as a result of a requirements modification in 2022.
MFC’s operating profit in the nine months ended September 24, 2023 decreased $40 million, or 3%, compared to the same period in 2022. The decrease was primarily attributable to lower operating profit of $100 million for sensors and global sustainment programs due to the absence in 2023 of the favorable profit adjustment on an international program in 2022 as described above. This decrease was partially offset by higher operating profit of $50 million for integrated air and missile defense programs due to the absence in 2023 of a $40 million unfavorable profit adjustment on the ARTS-V2 program in the third quarter of 2022. Total net profit booking rate adjustments were approximately $65 million lower in the nine months ended September 24, 2023 compared to the same period in 2022.
Rotary and Mission Systems
Summary operating results for our RMS business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Net sales	$4,121	$3,781	$11,528	$11,345
Operating profit	482	472	1,286	1,339
Operating margin	11.7%	12.5%	11.2%	11.8%
RMS’ net sales during the quarter ended September 24, 2023 increased $340 million, or 9%, compared to the same period in 2022. The increase was primarily attributable to higher net sales of $235 million for IWSS programs due to new program ramp up (Defense of Guam, Indirect Fire Protection Capability High Energy Laser (IFPC-HEL) and TPY-4 programs) and higher volume (Aegis); and higher net sales of $60 million on C6IRSR (command, control, communications, computers, cyber, combat systems, intelligence, surveillance, and reconnaissance) programs due to higher volume.
RMS’ operating profit during the quarter ended September 24, 2023 increased $10 million, or 2%, compared to the same period in 2022. The increase was primarily attributable to higher operating profit of $50 million for IWSS programs due to higher favorable profit adjustments (Littoral Combat Ship (LCS)) and new program ramp up (Defense of Guam, IFPC-HEL and TPY-4 programs). This increase was partially offset by lower operating profit of $35 million for Sikorsky helicopter programs due to lower favorable profit adjustments (Combat Rescue Helicopter (CRH) and Black Hawk). Total net profit booking rate adjustments were $25 million lower in the third quarter of 2023 compared to the same period in 2022.
RMS’ net sales in the nine months ended September 24, 2023 increased $183 million, or 2%, compared to the same period in 2022. The increase was primarily attributable to higher net sales of $380 million for IWSS programs due to higher volume (Aegis) and new program ramp up (Defense of Guam and TPY-4 programs), partially offset by lower net sales of $190 million for Sikorsky helicopter programs due to lower production volume (Black Hawk).
RMS’ operating profit in the nine months ended September 24, 2023 decreased $53 million, or 4%, compared to the same period in 2022. The decrease was primarily attributable to lower operating profit of $160 million for Sikorsky helicopter programs due to an unfavorable profit adjustment of $100 million in the second quarter of 2023 on the CMHP as a result of increases in estimated costs and lower than planned revenues and lower production volume (Black Hawk).This decrease was partially offset by higher operating profit of $140 million for IWSS programs primarily due to the favorable profit adjustment of $65 million in second quarter of 2023 as a result of a positive resolution of a contractual matter on an international surveillance and control program, along with higher volume (Aegis) and higher favorable profit adjustments (LCS). Total net profit booking rate adjustments were $100 million lower in the nine months ended September 24, 2023 compared to the same period in 2022.
Space
Summary operating results for our Space business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Net sales	$3,101	$2,882	$9,226	$8,266
Operating profit	259	304	851	823
Operating margin	8.4%	10.5%	9.2%	10.0%
Space’s net sales during the quarter ended September 24, 2023 increased $219 million, or 8%, compared to the same period in 2022. The increase was primarily attributable to higher net sales of $135 million for strategic and missile defense programs due to higher volume (NGI development and FBM); higher net sales of $45 million for national security space programs due to higher volume (GPS III); and higher net sales of $40 million for commercial civil space programs due to higher volume (Orion).
Space’s operating profit during the quarter ended September 24, 2023 decreased $45 million, or 15%, compared to the same period in 2022. The decrease was primarily attributable to $35 million of lower equity earnings from ULA due to lower launch volume. Total net profit booking rate adjustments were $30 million lower in the third quarter of 2023 compared to the same period in 2022.
Space’s net sales in the nine months ended September 24, 2023 increased $960 million, or 12%, compared to the same period in 2022. The increase was primarily attributable to higher net sales of $470 million for strategic and missile defense programs due to higher volume (NGI development and FBM); higher net sales of $335 million for national security space programs due to higher volume (GPS III, Transport Layer development and classified development programs); and higher net sales of $160 million for commercial civil space programs due to higher volume and higher favorable profit adjustments (Orion).
Space’s operating profit in the nine months ended September 24, 2023 increased $28 million, or 3%, compared to the same period in 2022. The increase was primarily attributable to higher operating profit of $80 million for national security space programs due to higher net favorable profit adjustments (classified programs and Next Generation Overhead Persistent Infrared (Next Gen OPIR)).This increase was partially offset by $65 million of lower equity earnings from ULA due to lower launch volume and an increase in new product development costs. Total net profit booking rate adjustments were $60 million higher in the nine months ended September 24, 2023 compared to the same period in 2022.
Total equity earnings (primarily ULA) represented approximately $15 million, or 6%, and $20 million, or 2%, of Space's operating profit during the quarter and nine months ended September 24, 2023, compared to approximately $50 million, or 16%, and $85 million, or 10%, during the quarter and nine months ended September 25, 2022.

FINANCIAL CONDITION
Liquidity and Cash Flows
At September 24, 2023, we had cash and cash equivalents of $3.6 billion. Our principal source of liquidity is our cash from operations. However, we also have access to credit markets, if needed, for liquidity or general corporate purposes, including share repurchases. This access includes our $3.0 billion revolving credit facility or the ability to issue commercial paper, and letters of credit to support customer advance payments and for other trade finance purposes such as guaranteeing our performance on particular contracts. We believe our cash and cash equivalents, our expected cash flow generated from operations and our access to credit markets will be sufficient to meet our cash requirements and cash deployment plans over the next twelve months and beyond based on our current business plans.
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
Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type. We generally bill and collect cash more frequently under cost-reimbursable contracts, which represented approximately 41% of the sales we recorded during the quarter ended September 24, 2023, as we are authorized to bill as the costs are incurred. A number of our fixed-price contracts may provide for performance-based payments, which allow us to bill and collect cash as we perform on the contract. The amount of performance-based payments and the related milestones are encompassed in the negotiation of each contract. The timing of such payments may differ from the timing of the costs incurred related to our contract performance, thereby affecting our cash flows.
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
We have returned cash to stockholders through dividends and share repurchases. In October 2023, the Board of Directors authorized a fourth quarter dividend payment of $3.15 per share, representing an increase of $0.15 per share over the prior quarterly dividend payment. The Board of Directors also authorized an increase of $6.0 billion to our share repurchase program in addition to the $7.0 billion remaining in authorization as of September 24, 2023. We currently expect that the authorization amount will be utilized for share repurchases through 2026. We expect to fund the repurchases through a combination of cash on hand and the issuance of debt. The stock repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time. The amount of shares ultimately purchased and the timing of purchases are at the discretion of management and subject to compliance with applicable law and regulation.
We continue to actively manage our debt levels, including maturities and interest rates. We also actively manage our pension obligations and expect to continue to opportunistically manage our pension liabilities through the purchase of group annuity contracts or other actions for portions of our outstanding defined benefit pension obligations using assets from the pension trust. See “Note 6 - Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements for additional information. Future pension risk transfer transactions could be significant and result in us making additional contributions to the pension trust and/or require us to recognize noncash, non-operating pension settlement charges in earnings in the applicable reporting period.
There were no material changes during the quarter or nine months ended September 24, 2023 to our contractual commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Form 10-K that were outside the ordinary course of our business.
The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	Nine Months Ended
	September 24, 2023	September 25, 2022
Cash and cash equivalents at beginning of year	$2,547	$3,604
Operating activities
Net earnings	5,054	3,820
Noncash adjustments	835	2,090
Changes in working capital	(232)	(621)
Other, net	(102)	585
Net cash provided by operating activities	5,555	5,874
Net cash used for investing activities	(991)	(981)
Net cash used for financing activities	(3,560)	(6,067)
Net change in cash and cash equivalents	1,004	(1,174)
Cash and cash equivalents at end of period	$3,551	$2,430
Operating Activities
Net cash provided by operating activities during the nine months ended September 24, 2023 decreased $319 million compared to the same period in 2022. The decrease was primarily due to the timing of federal tax payments.
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
The following table reconciles net cash provided by operating activities to free cash flow (in millions):

	Nine Months Ended
	September 24, 2023	September 25, 2022
Cash from operations	$5,555	$5,874
Capital expenditures	(987)	(977)
Free cash flow	$4,568	$4,897

Investing Activities
Net cash used for investing activities during the nine months ended September 24, 2023 was comparable to the same period in 2022. Capital expenditures totaled $987 million and $977 million during the nine months ended September 24, 2023 and September 25, 2022. The majority of our capital expenditures are for equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.
Financing Activities
Net cash used for financing activities was $3.6 billion during the nine months ended September 24, 2023, compared to $6.1 billion during the same period in 2022.
During the nine months ended September 24, 2023 and September 25, 2022, we paid dividends totaling $2.3 billion ($9.00 per share) and $2.3 billion ($8.40 per share).
During the nine months ended September 24, 2023, we paid $3.0 billion to repurchase 6.7 million shares of our common stock. See “Note 9 - Stockholders’ Equity” included in our Notes to Consolidated Financial Statements for additional information. During the nine months ended September 25, 2022, we paid $3.7 billion to repurchase 11.1 million shares of our common stock.
During the nine months ended September 24, 2023, we received net proceeds of $2.0 billion from issuance of senior unsecured notes. See “Note 10 - Other” included in our Notes to Consolidated Financial Statements for additional information. During the nine months ended September 25, 2022, we received net proceeds of $2.3 billion from issuance of senior unsecured notes and used the net proceeds from the offering to redeem all of the outstanding $500 million Notes due 2023, $750 million Notes due 2025 and used the remaining balance of the net proceeds to redeem $1.0 billion of our outstanding $2.0 billion Notes due 2026.
During the nine months ended September 24, 2023, we repaid $115 million of long-term notes with a fixed interest rate of 7.00% according to their scheduled maturities.
Capital Resources
At September 24, 2023, we held cash and cash equivalents of $3.6 billion that was generally available to fund ordinary business operations without significant legal, regulatory or other restrictions.
At September 24, 2023, we had a $3.0 billion revolving credit facility (the Revolving Credit Facility) with various banks that is available for general corporate purposes including supporting commercial paper borrowings. Effective August 24, 2023, we extended the expiration date of the Revolving Credit Facility from August 24, 2027 to August 24, 2028. We may request and the banks may grant, at their discretion, an increase in the borrowing capacity under the Revolving Credit Facility of up to an additional $500 million. There were no borrowings outstanding under the Revolving Credit Facility at September 24, 2023.
We have agreements in place with financial institutions to provide for the issuance of commercial paper. The outstanding balance of commercial paper can fluctuate daily and the amount outstanding during the period may be greater than or less than the amount reported at the end of the period. There were no commercial paper borrowings outstanding as of September 24, 2023 and December 31, 2022. We may, as conditions warrant, from time to time issue commercial paper backed by our Revolving Credit Facility to manage the timing of cash flows. However, depending on market conditions, commercial paper may not be available on favorable terms or at all.

Our total outstanding short-term and long-term debt, net of unamortized discounts and issuance costs was $17.4 billion as of September 24, 2023 and is in the form of publicly-issued notes that bear interest at fixed rates. We use variable interest rate swaps to convert a portion of the fixed rate borrowings to variable rate borrowings, see “Note 8 – Fair Value Measurements” included in our Notes to Consolidated Financial Statements for additional information. As of September 24, 2023, we were in compliance with all covenants contained in our debt and credit agreements.

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
OTHER MATTERS
Status of the F-35 Program
The F-35 program primarily consists of production contracts, sustainment activities, and new development efforts. Production of the aircraft is expected to continue for many years given the U.S. Government’s current inventory objective of 2,456 aircraft for the U.S. Air Force, U.S. Marine Corps, and U.S. Navy; commitments from our seven international partner countries and nine Foreign Military Sales (FMS) customers; as well as interest from other countries. We continue to see strong international demand for the F-35. The Government of Canada announced in January 2023 their commitment to purchase 88 F-35 aircraft. In February 2023, the Government of Singapore announced its intent to exercise an option to purchase an additional eight F-35 aircraft, increasing its total quantity to 12. In September 2023, the Israel Defense Ministry submitted an official letter of request to advance Israel’s procurement of a third F-35 squadron, increasing their total quantity of aircraft from 50 to 75. Also in September 2023, the U.S. Department of State formally approved the sale of up to 25 more F-35s to South Korea, beyond the currently approved purchase of 40 aircraft.
During the third quarter of 2023, we delivered 30 aircraft, bringing year-to-date 2023 deliveries to 80, and ended the quarter with a backlog of 391 aircraft. Since program inception through the third quarter of 2023, we have delivered 974 production F-35 aircraft to U.S. and international customers, including 703 F-35A variants, 191 F-35B variants, and 80 F-35C variants, demonstrating the F-35 program’s continued progress and longevity.
During the third quarter of 2023, we updated our F-35 Technology Refresh 3 (“TR-3”) schedule projections and we currently anticipate delivering the first TR-3 aircraft between April and June 2024. As a result, we now expect to deliver 97 aircraft in 2023 (all in the TR-2 configuration), which we do not currently anticipate will impact our 2023 financial outlook. We are producing F-35s at a rate of 156 per year and expect to continue at that pace while simultaneously working to finalize TR-3 software development and testing. Additionally, we remain focused on receiving the necessary hardware from our suppliers to deliver this critical combat capability for the F-35.
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
ITEM 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 24, 2023. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of September 24, 2023.
There were no changes in our internal control over financial reporting during the quarter ended September 24, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•    the risk of an impairment of our assets, including the potential impairment of goodwill and intangibles;
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

For information regarding the matters discussed above, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Note 7 - Legal Proceedings and Contingencies” included in our Notes to Consolidated Financial Statements in this Form 10-Q, which is hereby incorporated by reference. For additional information and a description of previously reported matters, see also “Critical Accounting Policies – Environmental Matters” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 14 – Legal Proceedings, Commitments and Contingencies,” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the quarter ended September 24, 2023.
The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended September 24, 2023.

Period (a)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
				(in millions)
June 26, 2023 – July 30, 2023 (c) (d)	3,199,400	$449.26	3,193,597	$7,023
July 31, 2023 – August 27, 2023	171	$450.57	—	$7,023
August 28, 2023 – September 24, 2023 (e)	875,962	$448.35	875,956	$7,023
Total(c)(d)(e)	4,075,533	$449.29	4,069,553

(a)We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, September 24, 2023 was the last day of our September 2023 fiscal month.
(b)In 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. From time to time, our Board of Directors authorizes increases to our share repurchase program. The total remaining authorization for future common share repurchases under our share repurchase program was $7.0 billion as of September 24, 2023. In October 2023, the Board of Directors authorized an increase to the program by $6.0 billion. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans, including accelerated share repurchases. The program does not have an expiration date.
(c)In June 2023, we entered into an ASR agreement for which we paid $200 million and received an initial delivery of 0.3 million shares of our common stock in June 2023. Upon final settlement of the ASR agreement in the third quarter of 2023, we received an additional 0.1 million shares based on the average price paid per share of $455.17. Average Price Paid Per Share in the table above does not include ASR shares.
(d)During the quarter ended September 24, 2023, we entered into an ASR agreement for which we paid $1,750 million and received total share delivery of 4.0 million shares of our common stock based on the average price paid per share of $440.07. Average Price Paid Per Share in the table above does not include ASR shares.
(e)During the quarter ended September 24, 2023, the total number of shares purchased included 5,980 shares that were transferred to us by employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the program.

ITEM 5. Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended September 24, 2023.
ITEM 6. Exhibits

Exhibit No.	Description

10.1
Extension Agreement dated as of August 24, 2023, by and among Lockheed Martin Corporation, the lenders listed therein, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on August 24, 2023)

10.2	Lockheed Martin Corporation Directors Deferred Compensation Plan, as amended

15	Acknowledgment of Independent Registered Public Accounting Firm

31.1	Certification of James D. Taiclet pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Jesus Malave pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of James D. Taiclet and Jesus Malave pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: October 17, 2023	By: /s/ H. Edward Paul III
H. Edward Paul III
Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)