Form 10-K
period 2023-12-31
LOCKHEED MARTIN CORP
filed 2024-01-23
CIK 936468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
                            or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 1-11437

LOCKHEED MARTIN CORPORATION
(Exact name of registrant as specified in its charter)

Maryland			52-1893632
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
6801 Rockledge Drive,	Bethesda,	Maryland	20817
(Address of principal executive offices)			(Zip Code)
(301) 897-6000
(Registrant’s telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	LMT	New York Stock Exchange
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
Large accelerated filer ☒ Accelerated filer ☐ Non–accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the last sales price of such stock, as of the last business day of the registrant’s most recently completed second fiscal quarter, which was June 23, 2023, was approximately $115.2 billion.
There were 241,643,304 shares of our common stock, $1 par value per share, outstanding as of January 19, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Lockheed Martin Corporation’s 2024 Definitive Proxy Statement are incorporated by reference into Part III of this Form 10‑K. The 2024 Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Lockheed Martin Corporation
Form 10-K
For the Year Ended December 31, 2023

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
We operate in a complex and evolving global security environment. Our strategy consists of the design and development of platforms and systems that meet the current needs of our customers and the future requirements of 21st Century Security. Our vision for 21st Century Security is to accelerate the adoption of advanced networking and leading-edge technologies into our national defense enterprise, while enhancing the performance and value of our platforms and products for our customers. The aim of 21st Century Security is to integrate new and existing systems across all domains with advanced, open-architecture networking and operational technologies to make defense forces more agile, adaptive and unpredictable.
Twenty-first Century Security is an overarching vision that guides our investment and strategy. We are also focused on four elements for potential growth in the near to mid-term: current programs of record, classified programs, hypersonics and new awards. We have multiple programs of record from each business segment that are entering growth stages, including the F-35 sustainment activity (Aeronautics); increased Patriot Advanced Capability-3 (PAC-3) production rates and increased demand for High Mobility Artillery Rocket System (HIMARS®) and Guided Multiple Launch Rocket Systems (GMLRS) (Missiles and Fire Control); radar surveillance systems and CH-53K King Stallion heavy lift helicopter (Rotary and Mission Systems); and the modernization and enhancements to the Trident II D5 Fleet Ballistic Missile (FBM) (Space). We are engaged in significant classified development programs and pending successful achievement of the objectives within those programs, we expect to begin the transition from development to production over the next few years. We are currently performing on multiple hypersonics programs and following the successful completion of ongoing testing and evaluation activity, multiple programs are expected to enter early production phases through 2026. Finally, we are always in pursuit of new program awards to develop future platforms that enable us to continue to place security capability into the market and expand our global reach.
Key to enabling success of our strategy is developing differentiating technologies, forging strategic partnerships, including with commercial companies, executing on our multi-year business transformation initiative to enhance our digital infrastructure and increase efficiencies and collaboration throughout our business and maintaining fiscal discipline. Underpinning our ability to execute our strategy is our talent and culture. We invest substantially in our people to ensure that our workforce has the technical skills necessary to succeed, and we expect to continue to invest internally in innovative technologies that address rapidly evolving mission requirements for our customers. We also will continue to evaluate our portfolio and will make strategic acquisitions or divestitures, as appropriate, while deepening our connection to commercial industry through cooperative partnerships, joint ventures and equity investments.
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
The F-35 program is our largest program, generating 26% of our total consolidated net sales, as well as 64% of Aeronautics’ net sales in 2023. The F-35 program consists of multiple development, production and sustainment contracts. Development is focused on modernization of F-35’s capability and addressing emerging threats. Sustainment provides logistics and training support for the aircraft delivered to F-35 customers. For additional information on the F-35 program, see “Status of the F‑35 Program” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. See also Item 1A - Risk Factors for a discussion of risks related to the F-35 program.
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
•The Multiple Launch Rocket System (MLRS), Precision Strike Missile (PrSM), Joint Air-to-Surface Standoff Missile (JASSM), Long Range Anti-Ship Missile (LRASM), and Hellfire tactical and strike missile programs. MLRS is a highly mobile, automatic system that fires surface-to-surface rockets and missiles from the M270 and High Mobility Artillery Rocket System (HIMARS) platforms produced for the U.S. Army and international customers and PrSM is the next generation of precision strike surface-to-surface weapon systems that is compatible with the MLRS family of launchers in support of the U.S. Army. JASSM is an air-to-ground missile launched from fixed-wing aircraft, which is produced for the U.S. Air Force and international customers. LRASM is a precision guided anti-ship missile derived from JASSM and designed to interdict a variety of surface threats at very long range and produced for the U.S. Air Force, U.S. Navy, and international customers. Hellfire is an air-to-ground missile used on rotary and fixed-wing aircraft, which is produced for the U.S. Army, Navy, Marine Corps and international customers.
•The Apache fire control system, Sniper Advanced Targeting Pod (SNIPER®) and Infrared Search and Track (IRST21®) sensors and global sustainment programs. The Apache fire control system provides weapons-targeting capability for the Apache helicopter for the U.S. Army and international customers. SNIPER is a targeting system for several fixed-wing aircraft and is produced for the U.S. Air Force and international customers. IRST21 provides long-range infrared detection and tracking of airborne threats and is used on several fixed-wing aircraft. IRST21 is produced for the U.S. Air Force, the U.S. Navy, the National Guard and international customers.
•The Special Operations Forces Global Logistics Support Services (SOF GLSS) program, which provides logistics support services to the special operations forces of the U.S. military.
•Hypersonics programs, which include several programs with the U.S. Air Force and U.S. Army to design, develop and build hypersonic strike weapons.
•The Javelin program, which is a one-person portable and platform-employable anti-tank and multi-target precision weapon system. Javelin was developed and is currently produced for the U.S. Army and U.S. Marine Corps by a joint venture between Lockheed Martin and RTX Corporation.

Rotary and Mission Systems
RMS designs, manufactures, services and supports various military and commercial helicopters, surface ships, sea and land-based missile defense systems, radar systems, laser systems, sea and air-based mission and combat systems, command and control mission solutions, cyber solutions, and simulation and training solutions. RMS also has contracts with the U.S. Government for various classified programs. RMS’ major programs include:
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
•Command, control, communications, computers, cyber, combat systems, intelligence, surveillance, and reconnaissance (C6ISR) programs such as the Command, Control, Battle Management and Communications (C2BMC) program to provide an air operations center for the Ballistic Missile Defense System for the U.S. Government, undersea combat systems programs largely serving the U.S. Navy, and Australia's Joint Air Battle Management System (AIR 6500).
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
Space
Space is engaged in the research and design, development, engineering and production of satellites, space transportation systems, and strategic, advanced strike, and defensive systems. Space provides network-enabled situational awareness and integrates complex space and ground global systems to help our customers gather, analyze and securely distribute critical intelligence data. Space is also responsible for various classified systems and services in support of vital national security systems. Space’s major programs include:
•The Next Generation Overhead Persistent Infrared (Next Gen OPIR) system, which provides the U.S. Space Force with enhanced worldwide missile warning capabilities.
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
•The Transport Layer program, a small satellite program designed to support resilient space communications for the Space Development Agency.
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
Raw Materials, Suppliers and Seasonality
Some of our products require relatively scarce raw materials, such as rare earth minerals. Other important materials and components, on which certain of our products rely, include aluminum, titanium, carbon fiber and advanced microelectronics, such as semiconductors. We rely on other companies to provide materials, components and products and to perform a portion of the services that are provided to our customers under the terms of most of our contracts. Although long-term agreements have historically helped enable a continued supply of these materials, the lingering effects of the COVID-19 pandemic, supply chain challenges, supplier disputes, regulatory restrictions, and inflationary pressures have caused certain parts’ shortages, extended lead times and pricing escalations affecting certain sources of supply. We continue working to minimize the impact of supply chain challenges on us but many of the challenges are industry wide or caused by geopolitical events and general economic conditions that are outside of our control. These supplier disruptions have resulted in delays and increased costs and have adversely affected our program performance and operating results. These dynamics are expected to continue in 2024. For more information on the risks related to our suppliers and raw materials, see Item 1A - Risk Factors.
No material portion of our business is considered to be seasonal. Various factors, however, can affect the distribution of our sales between accounting periods, including the timing of government awards, the availability of government funding, product deliveries and customer acceptance.
Human Capital Resources
Due to the specialized nature of our business, our performance depends on identifying, attracting, developing, motivating and retaining a highly skilled workforce with the requisite skills and, in many cases, security clearances, in multiple areas, including engineering, science, manufacturing, information technology, cybersecurity, business development and strategy and management. Our human capital management strategy, which we refer to as our people strategy, is tightly aligned with our business needs and technology strategy. During 2023, our human capital efforts were focused on continuing to accelerate the transformation of our technology for workforce management through investments in upgraded systems and processes. We also focused on increasing our ability to meet the quickly changing needs of the business, all while maintaining a respectful, supportive and inclusive working environment and culture. We use a variety of human capital measures in managing our business, including: workforce demographics and metrics in relation to representation, attrition, hiring, promotions and leadership; and talent management metrics, including retention rates of top talent.
Workforce Demographics
As of December 31, 2023, we had a highly skilled workforce made up of approximately 122,000 employees, including approximately 65,000 engineers, scientists and information technology professionals. As of December 31, 2023, approximately 93% of our workforce was located in the U.S. and approximately 19% of our employees were covered by collective bargaining agreements with various unions. A number of our existing collective bargaining agreements expire in any given year. Historically, we have been successful in renegotiating expiring agreements without any material disruption of operating activities, and management considers employee and union relations to be good. This has continued to be the case in 2023.
Diversity and Inclusion
Diversity and inclusion is a business imperative for us, as we believe that it is key to our future success. We have focused our diversity and inclusion initiatives on employee recruitment, including active engagement and outreach with minority-serving institutions, employee training and development, such as efforts focused on expanding the diverse talent pipeline, and employee engagement, including through participation in our Business Resource Groups. Our Business Resource Groups are voluntary, employee-led groups that are open to all employees while being aligned to demographic categories that we annually report on to the U.S. Government, including race/ethnicity, gender, disability and veteran status. The categories have been expanded to gain a deeper understanding of our workforce to include military service, sexual-orientation and gender identity which are not part of our annual government submission. The Business Resource Groups foster a diverse and inclusive workplace aligned with our organizational mission, values, goals and business practices and drive awareness and change within our organization. Through these and other focused efforts, including workforce availability, we have improved the diversity of our overall U.S. workforce and within leadership positions, specifically in the representation of women, people of color and people with disabilities. Additionally, veteran representation in our workforce remains outstanding, at almost four times the current annual national percentage of veterans in the civilian workforce.
Employee Profile (as of December 31, 2023):

	Women(a)	People of Color(a)	Veterans(a)	People with Disabilities(a)
Overall	23%	32%	21%	12%
Executives(b)	25%	17%	21%	13%
(a)Based on employees who self-identify. Includes only U.S. employees and expatriates except for data relating to women, which also includes local country nationals. Excludes casual workers, interns/co-ops and employees of certain subsidiaries and joint ventures.
(b)Executive is defined as director-level (one level below vice president) or higher.

Talent Acquisition, Retention and Development
We strive to hire, develop and retain the top talent in the industry. During 2023, we hired nearly 15,000 employees. An integral part of our people strategy is early career hiring through college and intern pipelines, particularly in technical fields and critical skills areas. During the 2022-2023 academic year, we hired a record 6,000 college hires and interns. In addition to efforts focused on recruitment, we also monitor employee attrition across a broad array of categories and segments of the population, including with respect to diversity and top talent. Critical to attracting and retaining top talent is employee satisfaction, and we regularly conduct employee engagement surveys to gauge employee satisfaction and to understand the effectiveness of our people strategy and assess employee’s intent to stay. We attract and reward our employees by providing market competitive compensation and benefits, including incentives and recognition plans that extend to non-represented employees of all levels in our organization and encourage excellence through our pay-for-performance philosophy. We have a hybrid workforce model that encourages flexible working arrangements for employees and teams who can meet our customer commitments remotely, which has helped recruit and retain talent. In addition, we invest in the development of our employees through training, apprenticeship programs, security clearance sponsorship, leadership development plans and offering tuition assistance programs for continuing education or industry certifications. We believe this employee development makes us more competitive and also assists with leadership succession planning throughout the corporation.

Employee Safety and Health
Through our safety and health program we seek to optimize our operations with targeted safety, health and wellness opportunities designed to provide safe work conditions, and a healthy work environment, promote workforce resiliency and enhance business value. As part of this program, we track employee health and safety measures, including quarterly and yearly targets related to the number of injury and illness incidents that occur at work, those incidents that result in days lost, and the number of days lost due to workplace injuries and illness.

For information on the risks related to our human capital resources, see Item 1A - Risk Factors.
Competition
We compete with many different companies in the defense and aerospace industry. The Boeing Company, General Dynamics, L3Harris Technologies, Northrop Grumman, and RTX Corporation are some of our primary competitors. Key characteristics of our industry include long operating cycles and intense competition, which is evident through the number of competitors bidding on program opportunities and the existence of bid protests (competitor protests of U.S. Government procurement awards).
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
Our broad portfolio of products and services competes domestically and internationally against products and services of the companies listed above, numerous smaller competitors and startups, and increasingly, non-traditional and non-U.S. defense contractors. In some areas of our business, customer requirements are changing to encourage or facilitate expanded competition. Principal factors of competition include: the technical excellence, reliability, safety and cost competitiveness of our products and services to the customer; technical and management capability; the ability to innovate and develop new products and technologies that improve mission performance and adapt to dynamic threats; successful program execution and on-time delivery of complex, integrated systems; the reputation and customer confidence derived from past performance; our demonstrated ability to execute and perform against contract requirements and successfully manage customer relationships; and our global footprint and accessibility to customers.
The competition for international sales for most of our products and services is subject to U.S. Government stipulations (e.g., export restrictions, market access, technology transfer, industrial cooperation and contracting practices). We compete against U.S. and non-U.S. companies (or teams) for contract awards by international governments. International competitions are also subject to different laws or contracting practices of international governments, which affects how we structure our bid for the procurement. In many international procurements, the purchasing government’s relationship with the U.S. and its industrial cooperation programs designed to enhance local industry are important factors in determining the outcome of a competition. It is common for international customers to require contractors to comply with their industrial cooperation regulations, sometimes referred to as offset requirements, and we have entered into foreign offset agreements as part of securing some international business. For more information concerning our international business, see “International Business” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 1A - Risk Factors.
Technological advances in such areas as additive manufacturing, data analytics, digital engineering, artificial intelligence, advanced materials, autonomy and robotics, and new business models such as commercial access to space, are enabling new factors of competition for both traditional and non-traditional competitors.
Regulatory Matters
Our business is heavily regulated. We contract with numerous U.S. Government agencies and entities, principally all branches of the U.S. military and NASA. We also contract with similar government authorities in other countries, either under the foreign military sales (FMS) program, contracted through the U.S. Government, or as a direct sale with the foreign government authority, which regulates these sales in a manner similar to the U.S. Government.
Government Contracts
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
The U.S. Government and in limited cases certain other governments may terminate any of our government contracts and subcontracts either at their convenience or for default based on our performance. If a contract is terminated for convenience, we generally are protected by provisions covering reimbursement for costs incurred on the contract and profit on those costs. If a contract is terminated for default, we generally are entitled to payment for our work that has been accepted by the U.S. Government or other governments; however, the U.S. Government and other governments could make claims to reduce our recovery or recoup its procurement costs and could assess other special penalties. For more information regarding the U.S. Government’s and other governments’ right to terminate our contracts and the risks of doing work internationally, see Item 1A - Risk Factors. For more information regarding government contracting laws and regulations, see Item 1A - Risk Factors as well as “Critical Accounting Policies - Contract Accounting / Sales Recognition” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

Classified Contracts
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
Commercial Aircraft
Our commercial aircraft products are required to comply with U.S. and international regulations governing production and quality systems, airworthiness and installation approvals, repair procedures and continuing operational safety.
Environmental
Our operations are subject to and affected by various federal, state, local and foreign environmental protection laws and regulations regarding the discharge of materials into the environment or otherwise regulating the protection of the environment. As a result of these environmental protection laws, we are involved in environmental remediation at some of our current and former facilities and at third-party-owned sites where we have been designated a potentially responsible party as a result of our prior activities and those of our predecessor companies. Although the extent of our financial exposure cannot in all cases be reasonably estimated, the costs of environmental compliance have not had, and we do not expect that these costs will have, a material adverse effect on our earnings, financial position and cash flow, primarily because substantially all of our environmental costs are allowable in establishing the price of our products and services under our contracts with the U.S. Government. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or cleanup to the extent that they are probable and estimable, see “Critical Accounting Policies - Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 14 – Legal Proceedings, Commitments and Contingencies” included in our Notes to Consolidated Financial Statements. See also the discussion of environmental matters in Item 1A - Risk Factors.
Climate and Sustainability Reporting and Regulation
There is an increasing global regulatory focus on greenhouse gas (GHG) emissions and their potential impacts relating to climate change. Various jurisdictions around the world in which we operate, including the U.S., the European Union, the United Kingdom, Australia and certain U.S. States, have adopted or proposed laws related to climate and sustainability reporting. These and future laws, regulations or policies in response to concerns over GHG emissions such as carbon taxes, mandatory reporting and disclosure obligations, including environmental requirements for certain federal contractors and subcontractors and the SEC’s proposed climate-related disclosure rule, and changes in procurement policies, including the use of environmental goals in proposal evaluation, could significantly increase our operational and compliance burdens and costs. We monitor developments in climate-change related regulation for their potential effect on us and also have a comprehensive sustainability program that seeks to mitigate our impact on the environment, including targets to reduce our GHG emissions. For more information on the risk of climate-change related regulation, see Item 1A - Risk Factors.
Other Applicable Regulations
Our businesses and operations are subject to both U.S. and non-U.S. government laws, regulations and procurement policies and practices, including regulations relating to product testing, import-export controls, technology transfer restrictions, foreign investment, tariffs, taxation, repatriation of earnings, sanctions, exchange controls, the Foreign Corrupt Practices Act and other anti-corruption laws and anti-boycott provisions of the U.S. Export Control Reform Act of 2018.
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

ITEM 1A.    Risk Factors
An investment in our common stock or debt securities involves risks and uncertainties. While we seek to identify, manage and mitigate risks to our business, risk and uncertainty cannot be eliminated or necessarily predicted. The outcome of one or more of these risks could have a material effect on our operating results, financial position, or cash flows. You should carefully consider the following factors, in addition to the other information contained in this Annual Report on Form 10-K, before deciding to trade in our common stock or debt securities.
Risks Related to our Reliance on Government Contracts, our Industry and the Economy

We depend heavily on contracts with the U.S. Government for a substantial portion of our business. Changes in the U.S. Government’s priorities, or delays or reductions in spending could have a material adverse effect on our business.
We derived 73% of our total consolidated net sales from the U.S. Government in 2023, including 64% from the Department of Defense (DoD). We expect to continue to derive most of our sales from work performed under U.S. Government contracts. A reduction in overall U.S. defense spending, on an absolute or inflation-adjusted basis, because of shifting priorities, budget compromises or otherwise could adversely affect our business. Budget uncertainty, the potential for U.S. Government shutdowns, the use of continuing resolutions, and the federal debt ceiling can adversely affect our industry and the funding for our programs. If appropriations are delayed or a government shutdown were to occur and continue for an extended period of time, we could be at risk of reduced orders, program cancellations and other disruptions and nonpayment. When the U.S. Government operates under a continuing resolution, new contract and program starts are restricted and funding for our programs may be unavailable, reduced or delayed.
Our contracts with the U.S. Government are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal year (FY) basis even though contract performance may extend over many years. Consequently, contracts are often partially funded initially, and additional funds are committed only as Congress makes further appropriations over time. To the extent we incur costs in excess of funds obligated on a contract or in advance of a contract award or contract definitization, we are at risk of not being reimbursed for those costs unless and until additional funds are obligated under the contract or the contract is successfully awarded, definitized and funded, which could adversely affect our results of operations, financial condition and cash flows.
Failure to fund or the termination of significant programs or contracts by the U.S. Government could adversely affect our business and financial performance. DoD’s changes in funding priorities also could reduce opportunities in existing programs and in future programs or initiatives where we intend to compete and where we have made investments. While we would expect to compete and be well positioned as the incumbent on existing programs, we may not be successful and, even if we are successful, the replacement programs may be funded at lower levels or result in lower margins. In addition, our ability to grow in key areas such as hypersonics programs, classified programs and next-generation franchise programs will be affected by the overall budget environment and whether development programs transition to production and the timing of such transition, all of which are dependent on U.S. Government authorization and funding.
The F-35 program comprises a material portion of our revenue and reductions or delays in funding for this program and risks related to performance, schedule, cost and requirements of the program could adversely affect our performance.
The F-35 program, which consists of multiple development, production and sustainment contracts, is our largest program and represented 26% of our total consolidated net sales in 2023. A decision by the U.S. Government, international partners, or FMS customer countries to cut spending on this program or reduce or delay planned orders would have an adverse impact on our business and results of operations. Given the size and complexity of the F-35 program, we anticipate that there will be continual reviews related to aircraft performance, program and delivery schedule, cost, and requirements as part of the DoD, Congressional, and international countries’ oversight and budgeting processes. Challenges and risks associated with this program include supplier performance, software development, definitizing and receiving funding for contracts on a timely basis, execution of future flight tests and findings resulting from testing and operating the aircraft, the level of cost associated with life cycle operations, sustainment and potential contractual obligations, inflation-related cost pressures and the ability to improve affordability. See also the “Status of the F-35 Program” in Management Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the current program status and specific challenges and risks, including with respect to Technology Refresh 3 (TR-3) configuration development and deliveries.

We also may not be successful in making hardware upgrades and other modernization capabilities in a timely manner, including as a result of dependencies on suppliers, which could increase costs and create schedule delays. Our ability to capture and retain future F-35 growth in development, production and sustainment is dependent on the success of our efforts to achieve F-35 sustainment performance, customer affordability, supply chain improvements, continued reliability improvements and other efficiencies, some of which are outside our control. See also the Risk Factor below captioned “We are heavily dependent on suppliers and if our subcontractors or other suppliers or teaming agreement or joint venture partners fail to perform their obligations, our performance and ability to win future business could be adversely affected” for further discussion.

We are subject to extensive procurement laws and regulations, including those that enable the U.S. Government to terminate contracts for convenience. Our business and reputation could be adversely affected if we or those we do business with fail to comply with these laws and regulations.
We must comply with extensive laws and regulations relating to the award, administration and performance of U.S. Government contracts. Government contract laws and regulations affect how we do business with our customers and impose certain risks and costs on our business. A violation of these laws and regulations by us, our employees, others working on our behalf, a supplier or a joint venture partner could harm our reputation and result in the imposition of fines and penalties, the termination of our contracts, suspension or debarment from bidding on or being awarded contracts, loss of our ability to export products or perform services and civil or criminal investigations or proceedings. From time to time, the U.S. Government has proposed contract terms, imposed internal policies, or taken positions that represent fundamental changes from historical practices or that we believe are inconsistent with the FAR or other laws and regulations and that could adversely affect our business. In addition, costs to comply with new government regulations can increase our costs, reduce our margins and adversely affect our competitiveness. Also, a portion of our contracts are classified by the U.S. Government, which imposes security requirements that limit our ability to discuss our performance on these contracts, including any specific risks, disputes and claims.

Contract Termination. The U.S. Government may terminate any of our government contracts at its convenience or for default based on our performance, either of which could adversely affect our business and financial performance. Generally, prime contractors have similar termination rights under subcontracts related to government contracts. If a contract is terminated for convenience, we generally are protected by provisions covering reimbursement for costs incurred on the contract and profit on those costs. However, to the extent insufficient funds have been appropriated by the U.S. Government to cover our costs upon a termination for convenience, the U.S. Government may assert that it is not required to appropriate additional funding. If a contract is terminated for default, the U.S. Government could make claims to reduce our recovery or recoup its procurement costs and could assess other special penalties, exposing us to liability and adversely affecting our ability to compete for future contracts and orders. In addition, the U.S. Government could terminate a prime contract under which we are a subcontractor, notwithstanding the fact that our performance and the quality of the products or services we delivered were consistent with our contractual obligations as a subcontractor.

Undefinitized Contract Action (UCA). When operating under a undefinitized contract action (UCA), which is when we begin performing our obligations before the terms, specifications or price are finally agreed to between the parties, the U.S. Government has the right to unilaterally definitize contracts, which it has exercised in the past and which, absent a successful appeal, obligates us to perform under terms and conditions imposed by the U.S. Government. This can affect our ability to negotiate mutually agreeable contract terms. If a contract is unilaterally imposed upon us, it may negatively affect our expected profit and cash flows on a program or impose burdensome terms.

Bid Protests. U.S Government procurement laws permit legal challenges, referred to as bid protests, to the terms of a contract solicitation or the award of a contract. We may encounter bid protests from unsuccessful bidders on new program awards seeking to overturn the award. Unsuccessful bidders also may protest with the goal of being awarded a subcontract for a portion of the work in return for withdrawing the protest. Bid protests can result in significant expenses to us, contract modifications or even loss of the contract award and the resolution can extend the time until contract activity can begin and delay the recognition of sales and defer underlying cash flows and adversely affect our operating results. Our efforts to protest or challenge any bids for contracts that were not awarded to us also may be unsuccessful.

Competition and changing procurement policies could adversely affect our business and financial results.
We operate in a highly competitive industry and our competitors may have more extensive or more specialized, engineering, technical, marketing and servicing capabilities than we do in certain areas. Our competitors may develop new technologies, products or services that could replace our current offerings. Additionally, if competitors can offer lower cost services and products, or provide services or products more quickly, at equivalent or in some cases even reduced capabilities, we may lose new business opportunities or contract recompetes, which could adversely affect our future results. We are facing increased competition from startups and non-traditional defense contractors, which may have a lower cost structure or be able to move quickly in addition to being favored, in certain cases, by procurement policy. Furthermore, acquisitions in our industry, including vertical integration, also could result in increased competition or limit our access to certain suppliers without appropriate remedies to protect our interests.

A substantial portion of our business is awarded through competitive bidding. The U.S. Government increasingly has relied on competitive contract award types, including indefinite-delivery, indefinite-quantity and other multi-award contracts, which have the potential to create pricing pressure and to increase our costs by requiring us to submit multiple bids and proposals. Multi-award contracts require us to make sustained efforts to obtain task orders under the contract. Additionally, procurements that do not evaluate whether the cost assumptions in the bids are realistic can lead to bidders taking aggressive pricing positions, which could result in the winner realizing a loss upon contract award or an increased risk of lower margins or realizing a loss over the term of the contract. Competitors may be willing to accept more risk or lower profitability in competing for contracts than we are. The U.S. Government also may not award us large competitive contracts that we otherwise might have won in an effort to maintain a broad industrial base.

U.S. Government procurement policies and procedures and the application thereof are regularly changing and such changes could adversely affect our profitability or the ability to win new business. For example, an increase in the use of contract structures that shift risk to the contractor, such as fixed-price development contracts and incentive-based fee arrangements, or the U.S Government using different award fee criteria than historically used (such as the evaluation of environmental factors) could adversely affect our profit rates or make it more difficult to win new contracts. The DoD is increasingly pursuing rapid acquisition pathways and procedures for new technologies, including through so called “other transaction authority” agreements (OTAs). OTAs are exempt from many traditional procurement laws, including the FAR, and an OTA award may be subject, in certain cases, to the condition that a significant portion of the work under the OTA is performed by a non-traditional defense contractor or that a portion of the cost of the protype project is funded by non-governmental sources. Changes in regulations or interpretations of what are allowable costs under our government contracts could adversely impact our profitability and changes in contract financing policy for fixed-price contracts, such as changes in performance and progress payments policies, could significantly affect the timing of our cash flows.

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

Contract types primarily include fixed-price and cost-reimbursable contracts. Cost-reimbursable contracts provide for the payment of allowable costs incurred during performance of the contract plus a fee up to a ceiling based on the amount that has been funded. Cost, schedule or technical performance issues with respect to cost-reimbursable contracts could result in reduced fees, lower profit rates, or program cancellation. Fixed-price contracts are predominantly either firm fixed-price (FFP) contracts or fixed-price incentive (FPI) contracts. Under FFP contracts, we receive a fixed price irrespective of the actual costs we incur and therefore we carry the burden of any cost overruns. Under FPI contracts the U.S. Government is responsible for our costs up to a negotiated ceiling price and we generally share, based on a negotiated sharing formula, savings from cost underruns and expenses, up to the negotiated ceiling price, from cost overruns. We bear the risk for all cost overruns that exceed the negotiated ceiling price. Due to the fixed-price nature of the contracts, if our actual costs exceed our estimates, our margins and profits are reduced and we could incur a reach-forward loss. A reach-forward loss is when estimates of total costs to be incurred on a contract exceed total estimates of the transaction price. When this occurs, a provision for the entire loss is determined at the contract level and is recorded in the period in which the loss is evident.

Under both fixed-price and cost-reimbursable contracts, if we are unable to control costs, our operating results could be adversely affected. Costs to complete a contract may increase for many reasons, including technical and manufacturing challenges, schedule delays, workforce-related issues, inaccurate initial contract cost estimates, the timeliness and availability of materials from suppliers, internal and subcontractor performance or product quality issues, inability to meet cost reduction initiatives or achieve efficiencies from digital transformation, changing laws or regulations, inflation and natural disasters. Certain contracts may impose other risks, such as forfeiting fees, paying penalties, or providing replacement systems in the event of performance failure.

Contracts for development programs include complex design and technical requirements and are often contracted on a cost-reimbursable basis, however, some of our existing development programs are contracted on a fixed-price basis. In addition, we have certain contracts where we bid upfront on cost-reimbursable development work and the follow-on fixed-price production options in one submission. We expect we also will bid on similar programs in the future. Fixed-price development work or fixed-price production options, especially on competitively bid programs, is inherently riskier than cost-reimbursable work because the revenue is fixed, while the estimates of costs required to complete these contracts are subject to significant variability due to the nature of development programs. The technical complexity coupled with the fixed-price contract structure of certain of our ongoing development programs or new programs increases the risk that our costs will be greater than anticipated, resulting in reduced margins, operating profit, or reach-forward losses during the period of contract performance or upon contract award, all of which could be significant to our operating results, cash flows, or financial condition. Bidding upfront on fixed-price production options increases the risk that we may experience lower margins than expected, or a loss, on the production options because we must estimate the cost of producing a product before it has been developed. These risks may cause us not to bid on certain future programs, which could adversely affect our future growth prospects and financial performance. See Note 1 – Organization and Significant Accounting Policies included in our Notes to Consolidated Financial Statements for further details about losses incurred on certain programs, including fixed-price development programs.

Contracts for the transition from development to production (e.g., low rate initial production (LRIP) contracts) also create performance and financial risks to our business because of the challenge of starting and stabilizing a manufacturing production and test line while concurrently validating final design and managing change in requirements or capabilities requested by the customer.

Many of our contracts include multiple option years exercisable at the customer’s discretion, which carries risk. The customer may decline to exercise an option, or the customer may exercise an option on a contract for which we expect to incur a loss or perform at a low margin, either of which could adversely affect our financial results.

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
We are the prime contractor on most of our contracts and rely on other companies to provide materials, major components and products, and to perform a portion of the services that are provided to our customers under the terms of most of our contracts. These arrangements may involve subcontracts, teaming arrangements, joint ventures, or supply agreements with other companies on which we rely (contracting parties) and, in many cases, our contracting parties in turn rely on lower-tier subcontractors. We sometimes have disputes with our contracting parties, including disputes regarding the cost, quality and timeliness of work performed, workshares, customer concerns about the other party’s performance, issues related to lower-tier subcontractor performance, our failure to issue or extend task orders, or our hiring the personnel of a subcontractor, teammate or joint venture partner or vice versa. We also could be adversely affected by actions or issues experienced by our contracting parties that are outside of our control, such as misconduct and reputational issues involving our contracting parties, which could subject us to liability or adversely affect our ability to compete for contract awards. The financial stability and viability of our contracting parties or lower-tier subcontractors have and in the future could adversely affect their ability to meet their performance obligation.

A failure by one or more of our contracting parties to provide the agreed-upon materials, components or products, or perform the agreed-upon services, on a timely basis, according to specifications, including compliance with regulatory requirements we flow down from our prime contracts, or at all, has and may adversely affect our ability to perform our obligations and require that we transition the work to other companies. Contracting party performance deficiencies may result in additional costs or delays in product deliveries and affect our operating results and could result in a customer terminating our contract for default or convenience. A default termination could expose us to liability and affect our ability to compete for future contracts and orders. A failure by our contracting parties to meet affordability targets could negatively affect our profitability, result in contract losses and affect our ability to win new business.

Additionally, we are affected by government procurement restrictions and issues affecting industry supply chains broadly. For example, U.S. Government statutes and regulations impose restrictions in the sourcing of items from specified countries. We seek to manage supply risk through long-term contracts, identifying domestic or other U.S. allied alternative sources of items and maintaining an acceptable level of our key materials in inventories. Advanced microelectronics, including semiconductors, underpin many of our current and future critical technologies and platforms, and global shortages of these products due to increased demand or other supply chain challenges could result in increased procurement lead times and increased costs and potential shortages, which could affect our performance. We also must comply with specific procurement requirements that can limit the number of eligible suppliers and a significant number of the components or supplies used are currently single or sole sourced. Because the identification and qualification of new or additional suppliers can take an extended period of time, issues with suppliers or trade actions that limit our ability to use certain suppliers, especially when single or sole sourced, can have an adverse impact on our business. Complying with U.S. Government contracting regulations that limit the source or manufacture of suppliers and impose stringent cybersecurity regulations also may create challenges for our supply chain and increase costs.

We remain heavily dependent on our supply chain for sourcing contractually compliant components, which is outside of our direct control and is multi-tiered. The future occurrence of non-compliant components in our programs could cause suspensions in product deliveries, remediation work on installed components, contract price adjustments and alternate supply sourcing, all of which could adversely affect our results of operations, financial condition and cash flows.
Our success depends, in part, on our ability to develop new technologies, products and services and efficiently produce and deliver existing products.
Many of the products and services we provide are highly engineered and involve sophisticated technologies with related complex manufacturing and systems integration processes. Our customers’ requirements change and evolve regularly. Accordingly, our future performance depends, in part, on our ability to adapt to changing customer needs rapidly, identify emerging technological trends, develop and manufacture innovative products and services efficiently and bring those offerings to market quickly at cost-effective prices. This includes efforts to provide mission solutions that integrate capabilities and resources across all forces and domains, which we refer to as joint all domain operations, and to implement emerging digital and network technologies and capabilities. Artificial intelligence technologies have rapidly developed and our business may be adversely affected if we cannot successfully integrate the technology into our internal business processes and product and service offerings in a timely, cost-effective, compliant and responsible manner. To advance our innovation and position us to meet our customers’ requirements, we make investments in emerging technologies that we believe are needed to keep pace with rapid industry innovation and seek to collaborate with commercial entities that we believe have complementary technologies to ours. These commercial entities may not be accustomed to government contracting and may be unwilling to agree to the government’s customary terms, including with respect to intellectual property, liability and indemnification term, which may prevent or lessen the benefit of collaboration. We may not be successful in identifying or developing emerging technologies and may spend significant resources on projects that ultimately are unsuccessful or yield a low return on the amount invested.

Our future success in delivering innovative and affordable solutions to our customers relies, in part, on our multi-year business transformation initiative that seeks to significantly enhance our digital infrastructure to increase efficiencies and collaboration throughout our business while reducing costs. This digital transformation effort requires substantial investment and if we are unable to successfully implement the strategy or do so in a timely manner, our results of operations and future competitiveness may be adversely affected.

If we fail in our development projects or if our new products or technologies fail to achieve customer acceptance or competitors develop more capable technologies or offerings, we may be unsuccessful in obtaining new contracts or winning all or a portion of next generation programs, including in key areas such as hypersonics and classified work, and this could adversely affect our future performance and financial results.

Geopolitical, macroeconomic and public health events and conditions could adversely affect our business, operating results, financial condition and cash flows.

Geopolitical. Our business is highly sensitive to geopolitical and security issues, including foreign policy actions taken by governments such, as tariffs, sanctions, embargoes, export and import controls and other trade restrictions, which can affect the demand for our products and services, the ability to sell our products and services, and disrupt our supply chain, all of which could adversely affect our business.

Global conflicts, including Russia’s invasion of Ukraine, have significantly elevated global geopolitical tensions and security concerns. The conflict has resulted in increased demand for some of our products and services; however, if we are unable to increase production to meet demand on the timeframe expected by potential customers, whether it be from supply constraints, government funding or otherwise, then we may lose sales opportunities as they seek alternatives, even less capable ones, that may be able to be delivered more quickly. In addition, the U.S. Government and other nations have implemented broad economic sanctions and export controls targeting Russia, which, combined with the Ukraine conflict, has indirectly disrupted the global supply chain and increased pressures on certain resources. The Ukraine conflict also has increased the threat of malicious cyber activity from nation states and other actors.

China’s Ministry of Commerce announced in 2023 that it had added Lockheed Martin Corporation to its “unreliable entities list” in connection with certain foreign military sales by the U.S. Government to Taiwan involving our products and services, and that it would impose certain sanctions against us, including a fine equal to twice the value of the arms that we had sold to Taiwan since September 2020. In addition, China prohibited our CEO, COO and CFO from traveling or working in China. We will continue to follow official U.S. Government guidance as it relates to sales to Taiwan and do not currently expect a material impact to our business from these actions. In 2023, China also implemented broad-based export restrictions on certain minerals used in the production, among other things, of semiconductors and missile systems. If China were to further restrict the export of certain materials, take further actions to enforce the existing sanctions on us or impose additional sanctions, or impose sanctions on our suppliers, teammates or partners, our business could be adversely affected.

International sales also may be adversely affected by actions taken by the U.S. Government in the exercise of foreign policy, Congressional oversight or the financing of particular programs, including the prevention or imposition of conditions upon the sale and delivery of our products or the transfer of sensitive technology, the imposition of sanctions, or Congressional action to restrict sales of our products. For example, the U.S. Government has imposed certain sanctions on Türkish entities and persons, which has affected our ability to obtain certain U.S. export permits or authorizations necessary to perform under our existing contracts supporting the Türkish Utility Helicopter Program (TUHP), our work with Türkish industry and our opportunity for sales in Türkiye generally. See “Note 1 – Organization and Significant Accounting Policies” included in our Notes to Consolidated Financial Statements for more information on TUHP. Our inability to perform under contracts with international customers as a result of actions taken by the U.S. Government has resulted and may in the future result in our inability to recover our costs and reach forward losses, claims and contract terminations by these customers and suppliers, which could have an adverse effect on our operating results.

Macroeconomic. Heightened levels of inflation and the potential worsening of macro-economic conditions, including slower growth or recession, changes to fiscal and monetary policy, tighter credit, higher interest rates and currency fluctuations, present a risk for us, our suppliers and the stability of the broader defense industrial base. If we are unable to successfully mitigate the impact of inflation, our profits, margins and cash flows, particularly for existing fixed-price contracts, may be adversely affected. Although we believe defense spending is more resilient to adverse macro-economic conditions than many other industrial sectors, our suppliers and other partners, many of which are more exposed to commercial markets or have fewer resources, may be adversely impacted to a more significant degree than we are by an economic downturn, which could affect their performance and adversely impact our operations. In addition, macroeconomic conditions could cause budgetary pressures for our government customers resulting in reductions or delays in spending, which could adversely impact our business. Higher interest rates increase the borrowing costs on new debt and could affect the fair value of our investments. Interest rates also impact our pension. For example, higher interest rates generally reduce the measure of our gross pension obligations while lower interest rates increase it.

Public health. We face a wide variety of risks related to public health crises, epidemics, pandemics or similar events, including COVID-19. If a new health epidemic or outbreak were to occur, we could experience broad and varied impacts similar to the impact of COVID-19, including adverse impacts to our workforce and supply chain, inflationary pressures and increased costs, schedule or production delays, market volatility and other financial impacts. If any of these were to occur, our future results and performance could be adversely impacted.

International sales may pose different economic, regulatory, competition and other risks.
International sales present risks that are different and potentially greater than those encountered in our U.S. business. In 2023, 26% of our total net sales were from international customers. International sales are subject to numerous political and economic factors, including changes in foreign national priorities, foreign government budgets, global economic conditions, and fluctuations in foreign currency exchange rates, the possibility of trade sanctions and other government actions, regulatory requirements, significant competition, taxation, and other risks associated with doing business outside the U.S. Sales of military products and services and any associated industrial development (offset) agreements are subject to U.S. export regulations and foreign policy, and there could be significant delays or other issues in reaching definitive agreements for announced programs. See the Risk Factor “Geopolitical, macroeconomic and public health events and conditions could adversely affect our business, operating results, financial condition and cash flows.” Competition for international sales is intense, including from international manufacturers whose governments sometimes provide research and development assistance, marketing subsidies and other assistance for their products and services.
Our international business is conducted through foreign military sales (FMS) contracted through the U.S. Government and by direct commercial sales (DCS) to international customers. FMS contracts with the U.S. Government are subject to the FAR and the DFARS. Because the U.S. Government functions as an intermediary in FMS sales, we are reliant on the capacity and speed of the DoD’s administration of requests from non-U.S. countries to convert requests to sales. In contrast, DCS transactions represent sales directly to international customers and are subject to U.S. and foreign laws and regulations, including product testing, import-export control, technology transfer restrictions, investments, taxation, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act and other anti-corruption laws and regulations, and the anti-boycott provisions of the U.S. Export Control Reform Act of 2018. While we have extensive policies in place to comply with such laws and regulations, failure by us, our employees or others working on our behalf to comply with these laws and regulations could result in administrative, civil, or criminal liabilities, including suspension, debarment from bidding for or performing government contracts, or suspension of our export privileges, which could have a material adverse effect on us. We frequently team with international subcontractors and suppliers who also are exposed to similar risks.
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
In conjunction with defense procurements, some international customers require contractors to comply with industrial cooperation regulations, including entering into industrial participation, industrial development or localization agreements, sometimes referred to as offset agreements (also known as offset contracts), as a condition to obtaining orders for our products and services. These offset agreements generally extend over several years and obligate the contractor to perform certain commitments, which may include in-country purchases, technology transfers, local manufacturing support, consulting support to in-country projects, investments in joint ventures and financial support projects, and preference for local suppliers or subcontractors. The customer’s expectations in respect of the scope of offset commitments can be substantial, including high-value content, and may exceed existing local technical capability. Failure to meet these commitments, which can be subjective and outside of our control, may result in significant penalties, and could lead to a reduction in sales to a country. Furthermore, some of our existing offset agreements are dependent upon the successful operation of joint ventures that we do not control and involve products and services that are outside of our core business, which may increase the risk of breaching our obligations, exposing us to compliance risks of the joint venture, and impairing our ability to recover our investment. For more information on our industrial development obligations, including the notional value of our remaining industrial development obligations and potential penalties for non-compliance, see “Contractual Commitments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We may be unable to benefit fully from or adequately protect our intellectual property rights or use third-party intellectual property, which could negatively affect our business.
We own a substantial number of U.S. and foreign patents and trademarks related to the products and services we provide. In addition to owning a large portfolio of patents and trademarks, we develop and own other intellectual property, including copyrights, trade secrets and research, development and engineering know-how, which contribute significantly to our business. We also license intellectual property to and from third parties. The FAR and DFARS provide that the U.S. Government obtains certain rights in intellectual property, including patents, developed by us and our subcontractors and suppliers in performance of government contracts or with government funding. The U.S. Government may use or authorize others, including competitors, to use such intellectual property. Non-U.S. governments also may have certain rights in patents and other intellectual property developed in performance of our contracts with these entities. The U.S. Government is pursuing aggressive positions regarding the types of intellectual property to which government use rights apply and when it is appropriate for the government to insist on broad use rights. The DoD is also implementing an overarching intellectual property acquisition policy that will require a greater focus and planning as to intellectual property rights for its programs, and we have no assurance as to the potential impacts of this policy or any associated regulatory changes on future acquisitions. The DoD’s efforts could affect our ability to protect and exploit our intellectual property and to leverage supplier intellectual property, for example, if we are unable to obtain necessary licenses from our suppliers to meet government requirements. Additionally, third parties may assert that our products or services infringe their intellectual property rights, which could result in costly and time-consuming disputes, subject us to damages and injunctions and adversely affect our ability to compete and perform on certain contracts.
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
Workforce dynamics are constantly evolving. If we do not manage changing workforce dynamics effectively, it could adversely affect our culture, reputation and operational flexibility. Beginning with the COVID-19 pandemic, a significant portion of our workforce began working remotely and we expect a significant portion to continue working remotely under our hybrid workforce model. If we are unable to effectively adapt to this hybrid work environment long term, then we may experience a less cohesive workforce, increased attrition, reduced program performance and less innovation.
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

Cyber-attacks and other security threats and disruptions could have a material adverse affect on our business.
As an aerospace and defense company, we face a multitude of security threats, including cybersecurity threats ranging from attacks common to most industries, such as ransomware and denial-of-service, to attacks from more advanced and persistent, highly organized adversaries, including nation state actors, which target the defense industrial base and other critical infrastructure sectors. The sophistication of the threats continue to evolve and grow, including the risk associated with the use of emerging technologies, such as artificial intelligence and quantum computing, for nefarious purposes. In addition to cybersecurity threats, we face threats to the security of our facilities and employees from terrorist acts, sabotage or other disruptions, any of which could adversely affect our business. The improper conduct of our employees or others working on behalf of us who have access to export controlled, classified or other sensitive information could also adversely affect our business and reputation. Our customers (including sites that we operate and manage for our customers), suppliers, subcontractors and joint venture partners, experience similar security threats.
If we are unable to protect sensitive information, including complying with evolving information security, data protection and privacy regulations, our customers or governmental authorities could investigate the adequacy of our threat mitigation and detection processes and procedures; and could bring actions against us for noncompliance with applicable laws and regulations. Moreover, depending on the severity of an incident, our customers’ data, our employees’ data, our intellectual property (including trade secrets and research, development and engineering know-how), and other third-party data (such as subcontractors, suppliers and vendors) could be compromised, which could adversely affect our business. Products and services we provide to customers also carry cybersecurity risks, including risks that they could be breached or fail to detect, prevent or combat attacks, which could result in losses to our customers and claims against us, and could harm our relationships with our customers and financial results.
Given the persistence, sophistication, volume and novelty of threats we face, we may not be successful in preventing or mitigating an attack that could have a material adverse effect on us and the costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. The national security aspects of our business and much of the data we protect increase and create different risks relative to other industries. National security considerations may also preclude us from publicly disclosing a cybersecurity incident.
Our customers, suppliers, subcontractors, joint venture partners and acquired entities face similar security threats and an incident at one of these entities could adversely impact our business. These entities are typically outside our control and may have access to our information with varying levels of security and cybersecurity resources, expertise, safeguards and capabilities. Their relationships with government contractors, including us, may increase the risk that they are targeted by the same threats we face, however, they may not be as prepared for such threats. Adversaries actively seek to exploit security and cybersecurity weaknesses in our supply chain. Breaches in our multi-tiered supply chain, which is comprised of thousands of direct and indirect suppliers, has and could in the future compromise our data and adversely affect customer deliverables. We also must rely on our supply chain for adequately detecting and reporting cyber incidents, which could affect our ability to report or respond to cybersecurity incidents effectively or in a timely manner.
For information on our cybersecurity risk management, strategy and governance, see Item 1C. - Cybersecurity.
If we fail to successfully complete or manage acquisitions, divestitures, equity investments and other transactions or if acquired entities or equity investments fail to perform as expected, our financial results, business and future prospects could be harmed.
In pursuing our business strategy, we routinely conduct discussions, evaluate companies, and enter into agreements regarding possible acquisitions, joint ventures, other investments and divestitures. We seek to identify acquisition or investment opportunities that will expand or complement our existing products and services or customer base, at reasonable valuations. To be successful, we must conduct due diligence to identify valuation issues and potential loss contingencies or underlying risks, some of which are difficult to discover or assess prior to consummation of an acquisition or investment; negotiate transaction terms; complete and close complex transactions; integrate acquired companies and employees; and realize anticipated operating synergies efficiently and effectively. U.S. regulators have increased their scrutiny of mergers and acquisitions in recent years, which could continue to limit our ability to execute certain transactions that we might otherwise pursue.
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
We make investments in early-stage companies that we believe are advancing or developing new technologies applicable to our businesses. These investments are generally illiquid at the time of investment and typically we hold a non-controlling interest. We have and expect to continue to recognize gains or losses attributable to adjustments of the investments’ fair value, including impairments up to and including the full value of the investment, which events are generally outside of our control such as the success or failure of the company and market volatility.
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
Many of our employees and retirees participate in defined benefit pension plans, retiree medical and life insurance plans, and other postemployment plans (collectively, postretirement benefit plans). The impact of these plans on our earnings may be volatile in that the amount of expense or income we record for our postretirement benefit plans may materially change from year to year because the calculations are sensitive to changes in several key economic assumptions, including interest rates and rates of return on plan assets, other actuarial assumptions, including participant longevity (also known as mortality), as well as the timing of cash funding. Changes in these factors, including actual returns on plan assets, may also affect our plan funding, cash flows and stockholders’ equity. We could be required to make pension contributions earlier and/or in excess than planned if our return on pension assets is less than our assumptions, which would reduce our free cash flow.
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

In recent years, we have taken actions intended to mitigate the risk related to our defined benefit pension plans including pension risk transfer transactions whereby we purchase group annuity contracts (GACs) from insurance companies using assets from the pension trust. We expect to continue to evaluate such transactions in the future. Although under the majority of the GACs we have purchased we are relieved of all responsibility for the associated pension obligations, we have purchased and may in the future purchase GACs whereby the insurance company reimburses the pension plans but we remain responsible for paying benefits under the plans to covered retirees and beneficiaries and are subject to the risk that the insurance company will default on its obligations to reimburse the pension trusts. While we believe pension risk transfer transactions are beneficial; future transactions, depending on their size, could result in us making additional contributions to the pension trust and/or require us to recognize noncash settlement charges in earnings in the applicable reporting period.

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
The accounting for some of our most significant activities is based on judgments and estimates, which are complex and subject to many variables. For example, accounting for sales using the percentage-of-completion cost-to-cost method requires that we assess risks and make assumptions regarding future schedule, cost, technical and performance issues for thousands of contracts, many of which are long-term in nature. This process can be especially difficult when estimating costs for development programs because of the inherent uncertainty in developing a new product or technology. Because of the significance of the judgments and estimation processes involved in accounting for our contracts, materially different amounts or revenue and operating profit could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect our future financial condition and results of operations. Additionally, we initially allocate the purchase price of acquired businesses based on a preliminary assessment of the fair value of identifiable assets acquired and liabilities assumed. For significant acquisitions we may use a one-year measurement period to analyze and assess several factors used in establishing the asset and liability fair values as of the acquisition date which could result in adjustments to asset and liability balances.
We have $10.8 billion of goodwill assets recorded on our consolidated balance sheet as of December 31, 2023 from previous acquisitions, which represents approximately 21% of our total assets. These goodwill assets are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in circumstances that indicate goodwill may be impaired. If we experience changes or factors arise that negatively affect the expected cash flows of a reporting unit, we may be required to write off all or a portion of the reporting unit’s related goodwill assets.
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
Changes in U.S. (federal or state) or foreign tax laws and regulations, or their interpretation and application, including those with retroactive effect, could result in increases in our tax expense and affect profitability and cash flows. For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years for tax purposes (research and development capitalization). While the most significant impact of this provision was to cash tax liability for 2022, the tax year in which the provision took effect, the impact will continue over the five-year amortization period, but decline to an immaterial amount in year six.
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
Environmental regulations, including in relation to climate change, could adversely affect our future earnings as well as the affordability of our products and services.
We are subject to federal, state, local and foreign requirements for the protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. Due in part to the complexity and pervasiveness of these requirements, we are a party to or have property subject to various lawsuits, proceedings, and remediation obligations. These types of matters could result in fines, penalties, cost reimbursements or contributions, compensatory or treble damages or non-monetary sanctions or relief. We have incurred and will continue to incur liabilities for environmental remediation at some of our current and former facilities and at third-party-owned sites where we have been designated a potentially responsible party as a result of our historical activities and those of our predecessor companies. Environmental remediation activities usually span many years, and the extent of financial exposure can be difficult to estimate. Among the variables management must assess in evaluating costs associated with these cases and remediation sites are the status of site assessment, extent of the contamination, impacts on natural resources, changing cost estimates, evolution of technologies used to remediate the site, continually evolving environmental standards, availability of insurance coverage and indemnification under existing agreements and cost allowability issues, including varying efforts by the U.S. Government to limit allowability of our costs in resolving liability at third-party-owned sites. Our environmental remediation related liabilities also could increase significantly because of acquisitions, stricter remediation standards for existing or newly regulated substances, changes in the interpretation or enforcement of existing laws and regulations, or the discovery of previously unknown or more extensive contamination. For information regarding these matters, including current estimates of the amounts that we believe are required for environmental remediation to the extent probable and estimable, see “Critical Accounting Policies - Environmental Matters” in the MD&A and “Note 14 – Legal Proceedings, Commitments and Contingencies” included in our Notes to Consolidated Financial Statements.
We manage and have managed various U.S. Government-owned facilities on behalf of the U.S. Government. At such facilities, environmental compliance and remediation costs historically have been the responsibility of the U.S. Government. We have relied, and continue to rely with respect to past practices, on U.S. Government funding to pay at least a portion if not all of such costs, notwithstanding efforts by some U.S. Government representatives to limit the U.S. Government’s responsibility. Although the U.S. Government remains responsible for capital and operating costs associated with environmental compliance, responsibility for fines and penalties associated with environmental noncompliance typically is borne by either the U.S. Government or the contractor, depending on the contract and the relevant facts. Some environmental laws include criminal provisions. A conviction under environmental law could affect our ability to be awarded future or perform under existing U.S. Government contracts.
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
We are involved in several legal proceedings. We cannot predict the outcome of litigation and other contingencies with certainty.
Our business may be adversely affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty. As required by U.S. GAAP, we estimate loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable considering the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements. For a description of our current legal proceedings, see Item 3 - Legal Proceedings, “Critical Accounting Policies - Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 14 – Legal Proceedings, Commitments and Contingencies” included in our Notes to Consolidated Financial Statements.
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

ITEM 1B.    Unresolved Staff Comments

None.

ITEM 1C.    Cybersecurity

We believe cybersecurity is critical to advancing our 21st Century Security vision and enabling our digital transformation efforts. As an aerospace and defense company, we face a multitude of cybersecurity threats that range from attacks common to most industries, such as ransomware and denial-of-service, to attacks from more advanced and persistent, highly organized adversaries, including nation state actors, that target the defense industrial base and other critical infrastructure sectors. Our customers, suppliers, subcontractors and joint venture partners face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our operations, performance and results of operations. These cybersecurity threats and related risks make it imperative that we are a leader in the information security field, and we expend considerable resources on cybersecurity.
The Board of Directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Senior leadership, including our Chief Information Security Officer (CISO), regularly briefs the Board of Directors on our cybersecurity and information security posture and the Board of Directors is apprised of cybersecurity incidents deemed to have a moderate or higher business impact, even if immaterial to us. The Classified Business and Security Committee of the Board of Directors is briefed by senior leadership, as appropriate, on the cybersecurity of classified programs and the security of our classified business supply chain. Other than oversight of classified business cybersecurity, the full Board retains oversight of cybersecurity because of its importance to Lockheed Martin and the heightened risk in the aerospace and defense industry. In the event of an incident, we intend to follow our detailed incident response playbook, which outlines the steps to be followed from incident detection to mitigation, recovery and notification, including notifying functional areas (e.g. legal), as well as senior leadership and the Board, as appropriate.
Our corporate information security organization, led by our CISO, is responsible for our overall information security strategy, policy, security engineering, operations and cyber threat detection and response. The current CISO has extensive information technology and program management experience, and has served many years in our corporate information security organization. The corporate information security organization manages and continually enhances a robust enterprise security structure with the ultimate goal of preventing cybersecurity incidents to the extent feasible, while simultaneously increasing our system resilience in an effort to minimize the business impact should an incident occur. Central to this organization is our computer incident response team (CIRT), which is responsible for the protection, detection and response capabilities used in the defense of Lockheed Martin’s data and enterprise computing networks. Employees outside of our corporate information security organization also have a role in our cybersecurity defenses and they are immersed in a corporate culture supportive of security, which we believe improves our cybersecurity.
The corporate information security organization has implemented a governance structure and processes to assess, identify, manage and report cybersecurity risks. We also have a corporate-wide counterintelligence and insider threat detection program to proactively identify external and internal threats, and mitigate those threats in a timely manner. As a defense contractor, we must comply with extensive regulations, including requirements imposed by the Defense Federal Acquisition Regulation Supplement (DFARS) related to adequately safeguarding controlled unclassified information (CUI) and reporting cybersecurity incidents to the DoD. We have implemented cybersecurity policies and frameworks based on industry and governmental standards to align closely with DoD requirements, instructions and guidance. Moreover, we continue to work with the DoD on assessing cybersecurity risk and on policies and practices aimed at mitigating these risks. For example, we have worked in collaboration with the other members of the defense industrial base to support DoD’s development of the Cybersecurity Maturity Model Certification (CMMC) program, DoD’s program to ensure members of the defense industrial base meet cybersecurity requirements for handling CUI and federal contract information. We believe we are well positioned to meet the requirements of the CMMC and are preparing for certification once the requirements are effective. In addition to following DoD guidance and implementing pre-existing third party frameworks, we have developed our own practices and frameworks, which we believe enhance our ability to identify and manage cybersecurity risks. For example, we use a proactive risk management strategy that we developed and implemented called the Intelligence Driven Defense® model that seeks to identify and prevent cybersecurity incidents by understanding the nature of adversaries and using this information to minimize the impact of an attack.
Third parties also play a role in our cybersecurity. We engage third-party services to conduct evaluations of our security controls, whether through penetration testing, independent audits or consulting on best practices to address new challenges. These evaluations include testing both the design and operational effectiveness of security controls. We also share and receive threat intelligence with our defense industrial base peers, government agencies, information sharing and analysis centers and cybersecurity associations.
Assessing, identifying and managing cybersecurity related risks are integrated into our overall enterprise risk management (ERM) process. Cybersecurity related risks are included in the risk universe that the ERM function evaluates to assess top risks to the enterprise on an annual basis. To the extent the ERM process identifies a heightened cybersecurity related risk, risk owners are assigned to develop risk mitigation plans, which are then tracked to completion. The ERM process’s annual risk assessment is presented to the Board of Directors.
We rely heavily on our supply chain to deliver our products and services to our customers, and a cybersecurity incident at a supplier, subcontractor or joint venture partner could materially adversely impact us. We assess third party cybersecurity controls through a cybersecurity questionnaire and include security and privacy addendums to our contracts where applicable. We also contractually flow cybersecurity regulatory requirements to our subcontractors as required by the DFARS and other government agency specific requirements. These contractual flow downs include the requirement that our subcontractors implement certain security controls, and that our subcontractors self-report the status of their implementation of these controls to the U.S. Government. These government contracting regulations may create challenges for our supply chain and increase costs. We also require that our subcontractors report cybersecurity incidents to us so that we can assess the impact of the incident on us. For select suppliers, we engage third-party cybersecurity monitoring and alerting services, and seek to work directly with those suppliers to address potential deficiencies identified. We also make available cybersecurity education and awareness materials and briefings to our suppliers.

Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While Lockheed Martin maintains cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. See Item 1A. “Risk Factors” for a discussion of cybersecurity risks.
ITEM 2.    Properties
At December 31, 2023, we owned or leased building space (including offices, manufacturing plants, warehouses, service centers, laboratories and other facilities) at 335 locations primarily in the U.S. Additionally, we manage or occupy 9 government-owned facilities under lease and other arrangements. At December 31, 2023, we had significant operations in the following locations:
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
•Space - Huntsville, Alabama; Sunnyvale, California; Denver, Colorado; Cape Canaveral, Florida; and Valley Forge, Pennsylvania.
•Corporate activities - Bethesda, Maryland.
The following is a summary of our square feet of floor space owned, leased, or utilized by business segment at December 31, 2023 (in millions):

	Owned	Leased	Government- Owned	Total
Aeronautics	5.5	3.0	14.8	23.3
Missiles and Fire Control	7.8	2.6	2.0	12.4
Rotary and Mission Systems	10.8	4.7	0.2	15.7
Space	9.3	3.0	0.1	12.4
Corporate activities	2.4	0.9	—	3.3
Total	35.8	14.2	17.1	67.1
We believe our facilities are in good condition and adequate for their current use. We may add, improve, replace, or reduce facilities as considered appropriate to meet the needs of our operations.
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

ITEM 4(a).    Information about our Executive Officers
Our executive officers as of January 23, 2024 are listed below, with their ages on that date, positions and offices currently held, and principal occupation and business experience during at least the last five years. There are no family relationships among any of our executive officers and directors. All executive officers serve at the discretion of the Board of Directors.
Timothy S. Cahill (age 58), Executive Vice President – Missiles and Fire Control
Mr. Cahill has served as Executive Vice President for the Missiles and Fire Control (MFC) business segment, since November 2022. Mr. Cahill previously served as Senior Vice President of Global Business Development & Strategy (GBD&S) from March 2021 to October 2022. Prior to that, Mr. Cahill served as Senior Vice President Lockheed Martin International from October 2019 to March 2021; and as Vice President, Integrated Air and Missile Defense (IAMD) Systems for MFC from January 2016 to October 2019.
Stephanie C. Hill (age 58), Executive Vice President – Rotary and Mission Systems
Ms. Hill has served as Executive Vice President of the Rotary and Mission Systems (RMS) business segment since June 2020. She previously served as Senior Vice President, Enterprise Business Transformation from June 2019 to June 2020. Prior to that, she was Deputy Executive Vice President of RMS from October 2018 to June 2019; and Senior Vice President for Corporate Strategy and Business Development from September 2017 to October 2018.
Maryanne R. Lavan (age 64), Senior Vice President, General Counsel and Corporate Secretary
Ms. Lavan has served as Senior Vice President, General Counsel and Corporate Secretary since September 2010.
Robert M. Lightfoot, Jr. (age 60), Executive Vice President – Space
Mr. Lightfoot has served as Executive Vice President of the Space business segment since January 2022. He previously served as Vice President, Operations for the Space business segment from June 2021 to December 2021. Prior to that, he served as Vice President, Strategy and Business Development of Space from May 2019 to June 2021. Prior to joining Lockheed Martin in 2019, Mr. Lightfoot served as President, LSINC Corporation, a provider of product development and engineering services, from May 2018 to May 2019. Prior to that, he was Associate Administrator at the National Aeronautics & Space Administration (NASA), the agency’s highest-ranking civil service position, from March 2012 to April 2018.
Jesus Malave (age 55), Chief Financial Officer
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
H. Edward Paul, III (age 48), Vice President and Controller
Mr. Paul has served as Vice President and Controller since June 2022. Previously, he served as Vice President, Accounting from March 2015 to July 2023.
Maria A. Ricciardone (age 48), Vice President, Treasurer and Investor Relations

Ms. Ricciardone has served as Vice President, Treasurer and Investor Relations since January 1, 2024. She previously served as Vice President, Investor Relations from October 2022 to December 2023. Prior to joining Lockheed Martin in October 2022, she served as Vice President, Finance – FP&A and Global Components for Arrow Electronics from June 2019 to October 2022. Prior to that, she served as Vice President, Strategy and Investor Relations at Hubbell Incorporated from March 2015 to June 2019.

Frank A. St. John (age 57), Chief Operating Officer
Mr. St. John has served as Chief Operating Officer since June 2020. He previously served as Executive Vice President of RMS from August 2019 to June 2020. Prior to that, he served as Executive Vice President of MFC from January 2018 to August 2019; and as Executive Vice President and Deputy Programs for MFC from June 2017 to January 2018.
James D. Taiclet (age 63), Chairman, President and Chief Executive Officer
Mr. Taiclet has served as Chairman since March 2021 and as President and Chief Executive Officer (CEO) of Lockheed Martin since June 2020. He has served on the Lockheed Martin Board of Directors since January 2018. Previously, he was Chairman, President and CEO of American Tower Corporation from February 2004 to March 2020; and Executive Chairman from March 2020 to May 2020.
Gregory M. Ulmer (age 59), Executive Vice President – Aeronautics
Mr. Ulmer has served as Executive Vice President for the Aeronautics business segment since February 2021. He served as Vice President and General Manager, F-35 Lightning II Program from March 2018 to January 2021. Prior to that, he served as Vice President, F-35 Aircraft Production business unit from March 2016 to March 2018.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
At January 19, 2024, we had 22,665 holders of record of our common stock, par value $1 per share. Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol LMT.
Stockholder Return Performance Graph
The following graph compares the total return on a cumulative basis through December 31, 2023, assuming reinvestment of dividends, of $100 invested in Lockheed Martin common stock as of market close on December 31, 2018 to the Standard and Poor’s (S&P) 500 Index and the S&P Aerospace & Defense Index.

250
200
150
100
50
0
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Lockheed Martin Common Stock
S&P 500 Index
S&P Aerospace & Defense Index

The S&P Aerospace & Defense Index comprises The Boeing Company, General Dynamics Corporation, Howmet Aerospace Inc., Huntington Ingalls Industries, L3Harris Technologies, Inc., Lockheed Martin Corporation, Northrop Grumman Corporation, RTX Corporation, Textron Inc. and Transdigm Group Inc. The stockholder return performance indicated on the graph is not a guarantee of future performance.
This graph is not deemed to be “filed” with the U.S. Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the Exchange Act), and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Exchange Act.

Purchases of Equity Securities
There were no sales of unregistered equity securities during the quarter ended December 31, 2023.
The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended December 31, 2023.

Period (a)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
				(in millions)
September 25, 2023 – October 29, 2023	1,265,110	$446.24	1,264,627	$12,459
October 30, 2023 – November 26, 2023	2,775,003	$447.82	2,774,470	$11,217
November 27, 2023 – December 31, 2023	2,675,777	$446.97	2,669,558	$10,023
Total (c)	6,715,890	$447.18	6,708,655
(a)We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, November 27, 2023 was the first day of our December 2023 fiscal month.
(b)In 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. From time to time, our Board of Directors authorizes increases to our share repurchase program. On October 6, 2023, the Board of Directors authorized an increase to the program by $6.0 billion. The total remaining authorization for future common share repurchases under our share repurchase program was $10.0 billion as of December 31, 2023. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans, including accelerated share repurchases. The program does not have an expiration date.
(c)During the fourth quarter of 2023, the total number of shares purchased included 7,235 shares that were transferred to us by employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the share repurchase program described above.

ITEM 6.    [Reserved]

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
The MD&A generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results or Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on January 26, 2023.
Business Overview
We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics, system integration and cybersecurity services. Our main areas of focus are in defense, space, intelligence, homeland security and information technology, including cybersecurity. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. In 2023, 73% of our $67.6 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 64% from the Department of Defense (DoD)), 26% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government) and 1% were from U.S. commercial and other customers.
We operate in four business segments: Aeronautics, Missiles and Fire Control (MFC), Rotary and Mission Systems (RMS) and Space. We organize our business segments based on the nature of the products and services offered.
We operate in a complex and evolving global security environment. Our strategy consists of the design and development of platforms and systems that meet the current needs of our customers and the future requirements of 21st Century Security. Our vision for 21st Century Security is to accelerate the adoption of advanced networking and leading-edge technologies into our national defense enterprise, while enhancing the performance and value of our platforms and products for our customers. The aim of 21st Century Security is to integrate new and existing systems across all domains with advanced, open-architecture networking and operational technologies to make defense forces more agile, adaptive and unpredictable.
Twenty-first Century Security is an overarching vision that guides our investment and strategy. We are also focused on four elements for potential growth in the near to mid-term: current programs of record, classified programs, hypersonics and new awards. We have multiple programs of record from each business segment that are entering growth stages, including the F-35 sustainment activity (Aeronautics); increased Patriot Advanced Capability-3 (PAC-3) production rates and increased demand for High Mobility Artillery Rocket System (HIMARS®) and Guided Multiple Launch Rocket Systems (GMLRS) (Missiles and Fire Control); radar surveillance systems and CH-53K King Stallion heavy lift helicopter (Rotary and Mission Systems); and the modernization and enhancements to the Trident II D5 Fleet Ballistic Missile (FBM) (Space). We are engaged in significant classified development programs and pending successful achievement of the objectives within those programs, we expect to begin the transition from development to production over the next few years. We are currently performing on multiple hypersonics programs and following the successful completion of ongoing testing and evaluation activity, multiple programs are expected to enter early production phases through 2026. Finally, we are always in pursuit of new program awards to develop future platforms that enable us to continue to place security capability into the market and expand our global reach.
Key to enabling success of our strategy is developing differentiating technologies, forging strategic partnerships, including with commercial companies, executing on our multi-year business transformation initiative to enhance our digital infrastructure and increase efficiencies and collaboration throughout our business and maintaining fiscal discipline. Underpinning our ability to execute our strategy is our talent and culture. We invest substantially in our people to ensure that our workforce has the technical skills necessary to succeed, and we expect to continue to invest internally in innovative technologies that address rapidly evolving mission requirements for our customers. We also will continue to evaluate our portfolio and will make strategic acquisitions or divestitures, as appropriate, while deepening our connection to commercial industry through cooperative partnerships, joint ventures and equity investments.
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
The President’s Fiscal Year (FY) 2024 budget request was submitted to Congress on March 9, 2023, initiating the FY 2024 defense authorization and appropriations legislative process. The request included $886 billion for National Defense, of which $842 billion is for the Department of Defense (DoD) base budget.
On June 3, 2023, the President signed H.R. 3746 “The Fiscal Responsibility Act” (FRA) into law. The legislation suspended the debt ceiling until January 1, 2025, and, among other provisions, capped national defense spending at $886 billion for FY 2024 (President’s Budget Request level) and $895 billion for FY 2025. Supplemental funding legislation is not subject to the budget caps. If a continuing resolution is enacted and still in effect and Congress does not pass all twelve defense and non-defense discretionary appropriations bills by April 30, 2024, the FRA will result in a decrease in government spending for FY 2024 by one percent from FY 2023 enacted levels.
The House and Senate continue the legislative process on the FY 2024 budget. On December 22, 2023, the President signed the FY 2024 National Defense Authorization Act (NDAA) into law. The NDAA authorizes funding at the FRA cap of $886 billion for National Defense.
On January 19, 2024, the President signed a continuing resolution that extends funding of four appropriations bills to March 1, 2024 and the remaining eight to March 8, 2024. This will provide Congress additional time to enact all twelve FY 2024 appropriations bills based on the overarching U.S. Government spending agreement reached by House and Senate leaders on January 7, 2024 which comports with the FRA cap of $886 billion for National Defense in FY 2024. Overall, congressional sentiment remains strong for supporting the National Defense Strategy and defense spending. However, the logistical and political challenges, especially in the U.S. House of Representatives, are complex and add funding risk.
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
On October 20, 2023, the President submitted a $106 billion supplemental funding request to Congress for assistance to Ukraine, Israel and the Indo-Pacific; related U.S. restock of capacity transfers to Ukraine and Israel; and U.S. border security. Congress has not yet acted on this request, which is part of the broader debate on FY 2024 U.S. Government funding and border security policy. Supplemental and emergency funding are not subject to the FRA cap. If enacted, this would provide a partial relief valve for DoD funding limits under the FRA or other limiting scenarios such as a prolonged continuing resolution.
If Congress is not able to enact FY 2024 appropriations bills or extend the continuing resolution, the U.S. Government will enter a whole or partial shutdown. The impact of any government shutdown is uncertain. However, if a government shutdown were to occur and were to continue for an extended period, we could be at risk of reduced orders, program cancellations, schedule delays, production halts and other disruptions and nonpayment, which could adversely affect our results of operations. Further, if any one of the 12 appropriations bills is under a continuing resolution as of April 30, 2024, USG funding levels will reset to FY 2023 enacted levels minus 1% for the remainder of FY 2024 or until all 12 appropriations are enacted.
We anticipate the federal budget will continue to be subject to debate and compromise shaped by, among other things, heightened political tensions, the global security environment, inflationary pressures, and macroeconomic conditions. The result may be shifting funding priorities, which could have material impacts on defense spending broadly and our programs.
Geopolitical and Economic Environment
We operate in a complex and evolving global security environment and our business is affected by geopolitical issues. Russia’s invasion of Ukraine significantly elevated global geopolitical tensions and security concerns resulting in increased interest for certain of our products and services as countries seek to improve their security posture. In addition, security assistance provided by the U.S. Government and its allies to Ukraine has created U.S. Government and allied demand to replenish U.S. stockpiles, resulting in additional and potential future orders for our products, including for the ramp-up in production capacity for certain products. Although we received new orders in 2023 attributable to a response to the conflict and continue to expect to receive them over the next several years, given the long-cycle nature of our business and current industry capacity, the orders did not result in a significant increase in 2023 sales. We continue to work with the U.S. Government and our supply chain to evaluate increases in capacity at certain of our operations to anticipate potential demand and enable us to deliver critical capabilities.
Our business and financial performance is also affected by general economic conditions. Supply chain disruptions persist, and we continue to experience supply chain challenges, including supplier shortages and performance issues, which have delayed certain customer deliveries and adversely impacted our performance and our 2023 financial results. Although we continue working to minimize the impact of supply chain challenges, many of these challenges are industry wide or caused by geopolitical events that are outside of our control. In addition, heightened levels of inflation and the potential worsening of macro-economic conditions present risks for Lockheed Martin, our suppliers and the stability of the broader defense industrial base. Certain costs, including rising labor rates and supplier costs, on several of our programs have increased as a result of inflation, and put pressure on achieving our expected margins on the programs. In addition, some suppliers are reducing the typical duration of pricing validity in their proposals to us, which can be operationally challenging and increase the risk of cost volatility. If we continue to experience high rates of inflation, and we are unable to successfully mitigate the impact, our future profits, margins and cash flows, particularly for existing fixed-price contracts, may be adversely affected. Inflation and higher interest rates can also constrain the overall purchasing power of our customers for our products and services potentially impacting future orders. We remain committed to our ongoing efforts to increase the efficiency of our operations and improve the cost competitiveness and affordability of our products and services, which may, in part, offset cost increases from inflation.
International Business
A key component of our strategic plan is to grow our international sales. To accomplish this growth, we continue to focus on strengthening our relationships internationally through partnerships and joint technology efforts. Our international business is conducted either by foreign military sales (FMS) contracted through the U.S. Government or by direct commercial sales (DCS) to international customers. In 2023, approximately 75% of our sales to international customers were FMS and about 25% were DCS. Additionally, in 2023, substantially all of our sales from international customers were in our Aeronautics, MFC and RMS business segments. Space’s sales from international customers were not material in 2023. See Item 1A - Risk Factors for a discussion of risks related to international sales.
In 2023, international customers accounted for 33% of Aeronautics’ net sales. There continues to be strong international interest in the F-35 program, which includes commitments from the U.S. Government and seven international partner countries and nine FMS customers, as well as expressions of interest from other countries. The U.S. Government and the partner countries continue to work together on the design, testing, production and sustainment of the F-35 program. Other areas of international expansion at our Aeronautics business segment include the F-16 and C-130J programs, which continue to draw interest from international customers for new aircraft.
In 2023, international customers accounted for 31% of MFC’s net sales. Our MFC business segment continues to generate significant international interest, most notably in the air and missile defense product line, which produces the PAC-3 and Terminal High Altitude Area Defense (THAAD) systems. Fifteen nations have chosen PAC-3 Cost Reduction Initiative (CRI) and PAC-3 Missile Segment Enhancement (MSE) to provide missile defense capabilities. Additionally, we continue to see international demand for our tactical and strike missile products, where we received orders for precision fires systems from Germany and Taiwan and for Long Range Anti-Ship Missiles (LRASM) from Australia.
In 2023, international customers accounted for 31% of RMS’ net sales. Our RMS business segment continues to experience international interest in the Aegis Ballistic Missile Defense System (Aegis) for which we perform activities in the development, production, modernization, ship integration, test and lifetime support for ships of international customers such as Japan, Spain, Republic of Korea and Australia. We have ongoing combat systems programs associated with different classes of surface combatant ships for customers in Canada, Chile and New Zealand. Our Multi-Mission Surface Combatant (MMSC) program will provide surface combatant ships for international customers, such as the Kingdom of Saudi Arabia, designed to operate in shallow waters and the open ocean. In our training and logistics solutions portfolio, we have active programs and pursuits in the United Kingdom, the Kingdom of Saudi Arabia, Canada, Singapore, Australia, Germany and France. We have active development, production and sustainment support of the S-70 Black Hawk and MH-60 Seahawk helicopters to international customers, including India, Philippines, Australia, Republic of Korea, Thailand, the Kingdom of Saudi Arabia and Greece. Additionally, in December 2021, the Israeli Ministry of Defense signed a Letter of Offer and Acceptance (LOA) to procure 12 CH-53K King Stallion heavy lift helicopters, with the first four awarded in 2022 and the remaining awarded in 2023.

Commercial aircraft are sold to international customers to support search and rescue missions as well as VIP and offshore oil and gas transportation.
Status of the F-35 Program
The F-35 program primarily consists of production contracts, sustainment activities, and new development efforts. Production of the aircraft is expected to continue for many years given the U.S. Government’s current inventory objective of 2,456 aircraft for the U.S. Air Force, U.S. Marine Corps, and U.S. Navy; commitments from our seven international partner countries and nine Foreign Military Sales (FMS) customers; as well as interest from other countries. We continue to see strong international demand for the F-35. The Government of Canada announced in January 2023 its commitment to purchase 88 F-35 aircraft. In February 2023, the Government of Singapore announced its intent to exercise an option to purchase an additional eight F-35 aircraft, increasing its total quantity to 12. In September 2023, the Israel Defense Ministry submitted an official letter of request to advance Israel’s procurement of a third F-35 squadron, increasing its total quantity of aircraft from 50 to 75. Also in September 2023, the U.S. Department of State formally approved the sale of up to 25 more F-35s to South Korea, beyond the currently approved purchase of 40 aircraft. In November 2023, the Government of Romania submitted an official letter of request for a Letter of Offer and Acceptance to the U.S. Government for 32 F-35 aircraft.
During 2023, we delivered 98 aircraft and had a backlog of 373 aircraft. Since program inception through the end of 2023, we delivered 992 production F-35 aircraft to U.S. and international customers, including 710 F-35A variants, 197 F-35B variants, and 85 F-35C variants, demonstrating the F-35 program’s continued progress and longevity.
Regarding the F-35 Technology Refresh 3 (TR-3) status, a second quarter 2024 customer acceptance of delivery software remains our target; however, we believe the third quarter 2024 may be a more likely scenario for TR-3 software acceptance. Additionally, we remain focused on receiving the necessary hardware from our suppliers to deliver this critical combat capability for the F-35.
Given the size and complexity of the F-35 program, we anticipate that there will be continual reviews related to aircraft performance, program, and delivery schedule, cost, and requirements as part of the DoD, Congressional, and international countries’ oversight, and budgeting processes. Areas of focus include our and our suppliers’ performance, software development (including, in particular, software maturation related to the TR-3 configuration), execution of future flight tests and findings resulting from testing and operating the aircraft, the level of cost associated with life cycle operations, sustainment and potential contractual obligations, inflation-related cost pressures, and the ability to improve affordability.
Backlog
At December 31, 2023, our backlog was $160.6 billion compared with $150.0 billion at December 31, 2022. Backlog is converted into sales in future periods as work is performed or deliveries are made. We expect to recognize approximately 36% of our backlog over the next 12 months and approximately 62% over the next 24 months as revenue, with the remainder recognized thereafter.
Our backlog includes both funded (firm orders for our products and services for which funding has been both authorized and appropriated by the customer) and unfunded (firm orders for which funding has not been appropriated) amounts. We do not include unexercised options or potential orders under indefinite-delivery, indefinite-quantity (IDIQ) agreements in our backlog. If any of our contracts with firm orders were to be terminated, our backlog would be reduced by the expected value of the unfilled orders of such contracts. Funded backlog was $107.4 billion at December 31, 2023, as compared to $95.5 billion at December 31, 2022. For backlog related to each of our business segments, see below.

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

	2023	2022	2021
Net sales	$67,571	$65,984	$67,044
Cost of sales	(59,092)	(57,697)	(57,983)
Gross profit	8,479	8,287	9,061
Other income, net	28	61	62
Operating profit	8,507	8,348	9,123
Interest expense	(916)	(623)	(569)
Non-service FAS pension income (expense)	443	(971)	(1,292)
Other non-operating income (expense), net	64	(74)	288
Earnings before income taxes	8,098	6,680	7,550
Income tax expense	(1,178)	(948)	(1,235)
Net earnings	$6,920	$5,732	$6,315
Diluted earnings per common share	$27.55	$21.66	$22.76

Certain amounts reported in other income (expense), net, including our share of earnings or losses from equity method investees, are included in the operating profit of our business segments. Accordingly, such amounts are included in the discussion of our business segment results of operations.
Net Sales
We generate sales from the delivery of products and services to our customers. Our consolidated net sales were as follows (in millions):

	2023	2022	2021
Products	$56,265	$55,466	$56,435
% of total net sales	83.3%	84.1%	84.2%
Services	11,306	10,518	10,609
% of total net sales	16.7%	15.9%	15.8%
Total net sales	$67,571	$65,984	$67,044
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
Product Sales
Product sales increased $799 million, or 1%, in 2023 as compared to 2022. The increase was primarily attributable to higher product sales of approximately $940 million at Space mostly due to ramp up in the Next Generation Interceptor (NGI) development program and higher volume in the Fleet Ballistic Missile (FBM) program.
Service Sales
Service sales increased $788 million, or 7%, in 2023 as compared to 2022. The increase in service sales was primarily due to higher sales of approximately $600 million at Aeronautics due to higher volume on F-35 sustainment contracts.

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

	2023	2022 [a]	2021 [a]
Cost of sales – products	$(50,206)	$(49,357)	$(50,017)
% of product sales	89.2%	89.0%	88.6%
Cost of sales – services	(10,027)	(9,252)	(9,434)
% of service sales	88.7%	88.0%	88.9%
Severance and other charges	(92)	(100)	(36)
Other unallocated, net	1,233	1,012	1,504
Total cost of sales	$(59,092)	$(57,697)	$(57,983)
(a)Effective January 1, 2023, we reclassified intangible asset amortization expense out of the business segment operating profit and into the unallocated items line item to better align with how management views and manages the business. See “Note 1 – Organization and Significant Accounting Policies” included in our Notes to Consolidated Financial Statements for further information regarding the impact of this change on our current and prior period segment operating profit.
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
Product Costs
Product costs increased approximately $849 million, or 2%, in 2023 as compared to 2022. The increase was primarily attributable to higher product costs of $815 million at Space due to ramp up in the Next Generation Interceptor (NGI) development program and higher volume in the Fleet Ballistic Missile (FBM) program.
Service Costs
Service costs increased approximately $775 million, or 8%, in 2023 compared to 2022. The increase was primarily attributable to higher service costs of approximately $570 million at Aeronautics due to higher volume on F-35 sustainment contracts.
Severance and other charges
During the fourth quarter of 2023, we recorded severance and other charges of $92 million ($73 million, or $0.30 per share, after-tax) associated with severance costs for the planned reduction of certain positions across the corporation and asset impairment charges. Upon separation, terminated employees will receive lump-sum severance payments primarily based on years of service, the majority of which are expected to be paid over the next several quarters. This action resulted from a review of our business segments and corporate functions and is intended to improve the efficiency of our operations.
During the fourth quarter of 2022, we recorded severance and other charges totaling $100 million ($79 million, or $0.31 per share, after-tax) related to actions at our RMS business segment, which include severance costs for reduction of positions and asset impairment charges. After a strategic review of RMS, these actions improved the efficiency of our operations and better aligned the organization and cost structure with changing economic conditions and changes in program lifecycles.
We generally can recover a portion of severance costs through the pricing of our products and services to the U.S. Government and other customers in future periods, which will be included in our operating results.

Other Unallocated, Net
Other unallocated, net primarily includes the FAS/CAS pension operating adjustment (which represents the difference between total CAS pension cost recorded in our business segments’ results of operations and the service cost component of Financial Accounting Standards (FAS) pension expense), stock-based compensation expense, changes in the fair value of assets and liabilities for deferred compensation plans, intangible asset amortization expense and other corporate costs. These items are not allocated to the business segments and, therefore, are not allocated to cost of sales for products or services. Other unallocated, net reduced cost of sales by $1.2 billion in 2023, compared to $1.0 billion in 2022. There were lower losses from the changes in the fair value of assets and liabilities related to deferred compensation plans in 2023 compared to in 2022.
Other Income, Net
Other income, net primarily includes earnings generated by equity method investees. Other income, net in 2023 was $28 million, compared to $61 million in 2022. Other income, net in 2023 includes lower earnings generated by our equity method investment in United Launch Alliance (ULA) due to lower launch volume and an increase in new product development costs.
Interest Expense
Interest expense in 2023 was $916 million, compared to $623 million in 2022. The increase in interest expense in 2023 resulted primarily from the issuance of senior unsecured notes in May 2023 and October 2022. See “Capital Structure, Resources and Other” included within the “Liquidity and Cash Flows” discussion below and “Note 10 – Debt” included in our Notes to Consolidated Financial Statements for a discussion of our debt.
Non-Service FAS Pension Income (Expense)
Non-service FAS pension income was $443 million in 2023, compared to non-service FAS pension expense of $971 million in 2022. Non-service FAS pension expense in 2022 includes a noncash, non-operating pension settlement charge of $1.5 billion ($1.2 billion, or $4.33 per share, after-tax), related to the transfer of $4.3 billion of our gross defined benefit pension obligations and related plan assets to an insurance company in the second quarter of 2022. See “Note 11 – Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements for additional information.
Other Non-operating Income (Expense), Net
Other non-operating income (expense), net primarily includes gains or losses related to changes in the fair value of early-stage company investments or gains or losses upon sale of these investments. See “Note 1 – Organization and Significant Accounting Policies” included in our Notes to Consolidated Financial Statements for additional information. Other non-operating income, net in 2023 was $64 million, compared to other non-operating expense, net of $74 million in 2022. Other non-operating income (expense), net in 2023 includes higher interest income as a result of the higher rate environment we are seeing on a macro-economic scale and lower losses related to fair value adjustments of early-stage company investments.
Income Tax Expense
Our effective income tax rate was 14.5% for 2023 and 14.2% for 2022. The rates for all periods benefited from research and development tax credits, tax deductions for foreign derived intangible income, dividends paid to our defined contribution plans with an employee stock ownership plan feature and employee equity awards.
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
On September 8, 2023, the IRS released Notice 2023-63 providing interim guidance on research and development capitalization. Based on our analysis, the Notice confirms that certain expenditures incurred in the performance of cost-type contracts are not required to be capitalized. As a result, there has been a decrease to our uncertain tax position. IRS indicated in the Notice that it intends to issue proposed regulations consistent with the guidance set forth in the Notice.

For the 2023 tax year, research and development capitalization resulted in a cash tax liability of approximately $560 million and our net deferred tax assets increased by a similar amount. While the largest impact of this provision was to the 2022 cash tax liability, the impact will continue over the five-year amortization period, but will decrease over the period and be immaterial by 2027.

We are regularly under audit or examination by tax authorities, including foreign tax authorities (including in, amongst others, Australia, Canada, India, Italy, Japan, Poland, and the United Kingdom). The final determination of tax audits and any related litigation could similarly result in unanticipated increases in our tax expense and affect profitability and cash flows.

The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. We do not expect Pillar 2 to have a material impact on our effective tax rate or our consolidated results of operation, financial position, and cash flows.
Net Earnings
We reported net earnings of $6.9 billion ($27.55 per share) in 2023 and $5.7 billion ($21.66 per share) in 2022. Net earnings and earnings per share in 2023 were affected by the factors mentioned above. Earnings per share also benefited from a net decrease of approximately 13.4 million weighted average common shares outstanding in 2023, compared to 2022. The reduction in weighted average common shares was a result of share repurchases, partially offset by share issuance under our stock-based awards and certain defined contribution plans.
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

Sales and operating profit for each of our business segments were as follows (in millions):

	2023	2022	2021
Net sales
Aeronautics	$27,474	$26,987	$26,748
Missiles and Fire Control	11,253	11,317	11,693
Rotary and Mission Systems	16,239	16,148	16,789
Space	12,605	11,532	11,814
Total net sales	$67,571	$65,984	$67,044
Operating profit
Aeronautics	$2,825	$2,867	$2,800
Missiles and Fire Control	1,541	1,637	1,650
Rotary and Mission Systems	1,865	1,906	2,030
Space	1,158	1,057	1,184
Total business segment operating profit	7,389	7,467	7,664
Unallocated items
FAS/CAS pension operating adjustment	1,660	1,709	1,960
Intangible asset amortization expense	(247)	(248)	(285)
Severance and other charges (a)	(92)	(100)	(36)
Other, net	(203)	(480)	(180)
Total unallocated, net	1,118	881	1,459
Total consolidated operating profit	$8,507	$8,348	$9,123
(a)See “Consolidated Results of Operations – Severance and Other Charges” discussion above for information on charges related to certain severance and other actions across our organization.

Effective January 1, 2023, we no longer consider amortization expense related to purchased intangible assets when evaluating the operating performance of our business segments. This change has been applied to the accompanying amounts above, including the amounts for 2022 and 2021. See “Note 1 – Organization and Significant Accounting Policies” included in our Notes to Consolidated Financial Statements for further information regarding the impact of this change on our current and prior period segment operating profit. We also included supplemental tables under the caption Pro Forma Business Segment Summary Operating Results in our earnings release included as exhibit 99.1 to our Current Report on Form 8-K filed January 24, 2023, which provide unaudited pro forma financial information reflecting the impact of the change in presentation as-if it had been applicable for the quarters and year to date periods in 2022 and 2021. The supplemental tables, the earnings release and the Current Report on Form 8-K are not, and shall not be deemed to be, incorporated by reference herein.
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

The total FAS/CAS pension adjustments, including the service and non-service cost components of FAS pension income (expense) for our qualified defined benefit pension plans, were as follows (in millions):

	2023	2022	2021
Total FAS income (expense) and CAS cost
FAS pension income (expense)	$378	$(1,058)	$(1,398)
Less: CAS pension cost	1,725	1,796	2,066
Total FAS/CAS pension adjustment	$2,103	$738	$668

Service and non-service cost reconciliation
FAS pension service cost	$(65)	$(87)	$(106)
Less: CAS pension cost	1,725	1,796	2,066
Total FAS/CAS pension operating adjustment	1,660	1,709	1,960
Non-service FAS pension income (expense)	443	(971)	(1,292)
Total FAS/CAS pension adjustment	$2,103	$738	$668
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
The following segment discussions also include information relating to backlog for each segment. Backlog was approximately $160.6 billion and $150.0 billion at December 31, 2023 and 2022. These amounts included both funded backlog (firm orders for which funding has been both authorized and appropriated by the customer) and unfunded backlog (firm orders for which funding has not yet been appropriated). Backlog does not include unexercised options or task orders to be issued under indefinite-delivery, indefinite-quantity contracts. Funded backlog was approximately $107.4 billion at December 31, 2023, as compared to $95.5 billion at December 31, 2022. If any of our contracts with firm orders were to be terminated, our backlog would be reduced by the expected value of the unfilled orders of such contracts.
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
Our consolidated net profit booking rate adjustments increased segment operating profit by approximately $1.6 billion in 2023 and $1.8 billion in 2022.
We may periodically experience performance issues and could record losses for certain programs. For further discussions, see “Note 1 – Organization and Significant Accounting Policies” included in our Notes to Consolidated Financial Statements for more information.
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

	2023	2022	2021
Net sales	$27,474	$26,987	$26,748
Operating profit	2,825	2,867	2,800
Operating margin	10.3%	10.6%	10.5%
Backlog at year-end	$60,156	$56,630	$49,118
Aeronautics’ net sales in 2023 increased $487 million, or 2%, compared to 2022. Net sales increased by approximately $540 million for the ramp up on classified programs and $230 million on the F-16 program related to the ramp up in production. These increases were partially offset by lower net sales of $400 million on the F-35 program due to lower volume on production contracts partially offset by higher volume on sustainment and development contracts.
Aeronautics’ operating profit in 2023 decreased $42 million, or 1%, compared to 2022. The decrease was primarily attributable to lower operating profit of $100 million on the F-22 program due to lower net favorable profit adjustments and $95 million on the F-35 program due to lower net favorable profit adjustments on production contracts. These decreases were partially offset by higher operating profit of $115 million on classified programs due to higher net favorable profit adjustments and the impact of the higher sales as discussed above. Total net profit booking rate adjustments were $180 million lower in 2023 compared to 2022.
Backlog
Backlog increased in 2023 compared to 2022 primarily due to higher orders on classified and C-130 programs.
Missiles and Fire Control
Our MFC business segment provides air and missile defense systems; tactical missiles and air-to-ground precision strike weapon systems; logistics; fire control systems; mission operations support, readiness, engineering support and integration services; manned and unmanned ground vehicles; and energy management solutions. MFC’s major programs include PAC‑3, Terminal High Altitude Area Defense (THAAD), Multiple Launch Rocket System (MLRS), Precision Strike Missile (PrSM), Joint Air-to-Surface Standoff Missile (JASSM), Long-Range Anti-Ship Missile (LRASM), Hellfire, Apache fire control system, Sniper Advanced Targeting Pod (SNIPER®), Infrared Search and Track (IRST21®), Special Operations Forces Global Logistics Support Services (SOF GLSS), hypersonics programs and Javelin. MFC’s operating results included the following (in millions):

	2023	2022	2021
Net sales	$11,253	$11,317	$11,693
Operating profit	1,541	1,637	1,650
Operating margin	13.7%	14.5%	14.1%
Backlog at year-end	$32,229	$28,735	$27,021
MFC’s net sales in 2023 decreased $64 million, or 1% compared to 2022. Net sales decreased $165 million for integrated air and missile defense programs due primarily to supplier cost timing on PAC-3 and $115 million for sensors and global sustainment programs due primarily to the absence in 2023 of the impact of a favorable profit adjustment on an international program in 2022. These decreases were partially offset by higher net sales of $145 million for tactical and strike missile programs primarily due to production ramp up on JASSM, LRASM, and precision fires programs.
MFC’s operating profit in 2023 decreased $96 million, or 6%, compared to 2022. The decrease was primarily attributable to lower operating profit for tactical and strike missile programs due to $45 million of losses recognized on a classified program. Total net profit booking rate adjustments were $95 million lower in 2023 compared to 2022.
Backlog
Backlog increased in 2023 compared to 2022 primarily due to higher orders on PAC-3, LRASM, JASSM and Guided Multiple Launch Rocket Systems (GMLRS) programs.
Rotary and Mission Systems
RMS designs, manufactures, services and supports various military and commercial helicopters, surface ships, sea and land-based missile defense systems, radar systems, laser systems, sea and air-based mission and combat systems, command and control mission solutions, cyber solutions, and simulation and training solutions. RMS’ major programs include Aegis Combat System, Littoral Combat Ship (LCS), Multi-Mission Surface Combatant (MMSC), Black Hawk and Seahawk helicopters,

CH-53K King Stallion heavy lift helicopter, Combat Rescue Helicopter (CRH), VH-92A helicopter, and the C2BMC program. RMS’ operating results included the following (in millions):

	2023	2022	2021
Net sales	$16,239	$16,148	$16,789
Operating profit	1,865	1,906	2,030
Operating margin	11.5%	11.8%	12.1%
Backlog at year-end	$37,726	$34,949	$33,700
RMS’ net sales in 2023 increased $91 million, or 1%, compared to 2022. Higher net sales of $265 million on IWSS programs due to higher volume on the Aegis program and new program ramp ups within the radar and laser systems portfolios were partially offset by lower net sales of $55 million for Sikorsky helicopter programs due to lower Black Hawk production volume.
RMS’ operating profit in 2023 decreased $41 million, or 2%, compared to 2022. The decrease was primarily attributable to lower operating profit for Sikorsky helicopter programs primarily due to an unfavorable profit adjustment of $100 million in the second quarter of 2023 on the Canadian Maritime Helicopter Program (CMHP) and lower Black Hawk production volume. This decrease was partially offset by higher operating profit for IWSS programs primarily due to a favorable profit adjustment of $65 million in the second quarter of 2023 on an international surveillance and control program, along with higher volume on the Aegis program. Total net profit booking rate adjustments were $100 million lower in 2023 compared to 2022.
Backlog
Backlog increased in 2023 compared to 2022 primarily due to higher orders on Sikorsky programs.
Space
Our Space business segment is engaged in the research and design, development, engineering and production of satellites, space transportation systems, and strategic, advanced strike and defensive systems. Space provides network-enabled situational awareness and integrates complex space and ground global systems to help our customers gather, analyze, and securely distribute critical intelligence data. Space is also responsible for various classified systems and services in support of vital national security systems. Space’s major programs include the Trident II D5 Fleet Ballistic Missile (FBM), Orion Multi-Purpose Crew Vehicle (Orion), Next Generation Overhead Persistent Infrared (Next Gen OPIR) system, Global Positioning System (GPS) III, hypersonics and transport layer programs and Next Generation Interceptor (NGI). Operating profit for our Space business segment includes our share of earnings for our investment in ULA, which provides expendable launch services to the U.S. Government and commercial customers. Space’s operating results included the following (in millions):

	2023	2022	2021
Net sales	$12,605	$11,532	$11,814
Operating profit	1,158	1,057	1,184
Operating margin	9.2%	9.2%	10.0%
Backlog at year-end	$30,456	$29,684	$25,516
Space’s net sales in 2023 increased $1.1 billion, or 9%, compared to 2022. The increase was primarily attributable to higher net sales of $620 million for strategic and missile defense programs due to ramp up in the NGI development program and higher volume in the FBM program; and higher net sales of $225 million for national security space programs due to development ramp up on Transport Layer and classified programs.
Space’s operating profit in 2023 increased $101 million, or 10%, compared to 2022. The increase was primarily attributable to higher operating profit of $140 million for national security space programs due to the absence of unfavorable profit adjustments in 2023 on a ground solutions program and higher net favorable profit adjustments in classified programs. This increase was partially offset by $80 million of lower equity earnings resulting from lower launch volume and an increase in new product development costs at ULA. Total net profit booking rate adjustments were $150 million higher in 2023 compared to 2022.
Equity earnings
Total equity earnings (primarily ULA) represented approximately $20 million and $100 million, or 2% and 9%, of Space’s operating profit during 2023 and 2022.

Backlog
Backlog increased in 2023 compared to 2022 primarily due higher orders for strategic and missile defense programs for NGI development, hypersonics, and Mk21A, partially offset by reductions in the National Security Space portfolio for classified and Next Gen OPIR programs.
Liquidity and Cash Flows
As of December 31, 2023, we had cash and cash equivalents of $1.4 billion. Our principal source of liquidity is our cash from operations. However, we also have access to credit markets, if needed, for liquidity or general corporate purposes, including share repurchases. This access includes our $3.0 billion revolving credit facility or the ability to issue commercial paper and letters of credit to support customer advance payments and for other trade finance purposes such as guaranteeing our performance on particular contracts. We believe our cash and cash equivalents, our expected cash flow generated from operations and our access to credit markets will be sufficient to meet our cash requirements and cash deployment plans over the next twelve months and beyond based on our current business plans.
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
Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type. We generally bill and collect cash more frequently under cost-reimbursable contracts, which represented approximately 41% of the sales we recorded in 2023, as we are authorized to bill as the costs are incurred. A number of our fixed-price contracts may provide for performance-based payments, which allow us to bill and collect cash as we perform on the contract. The amount of performance-based payments and the related milestones are encompassed in the negotiation of each contract. The timing of such payments may differ from the timing of the costs incurred related to our contract performance, thereby affecting our cash flows.
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
We continue to return cash to stockholders through dividends and share repurchases. In October 2023, the Board of Directors authorized a fourth quarter dividend payment of $3.15 per share, representing an increase of $0.15 per share over the prior quarterly dividend payment. The Board of Directors also authorized an increase of $6.0 billion to our share repurchase program. As of December 31, 2023, the total remaining authorization for future common share repurchases under our program was $10.0 billion. We expect to fund these future repurchases through a combination of cash on hand and debt. The stock repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time. The amount of shares ultimately purchased and the timing of purchases are at the discretion of management and subject to compliance with applicable law and regulation.
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
The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	2023	2022	2021
Cash and cash equivalents at beginning of year	$2,547	$3,604	$3,160
Operating activities
Net earnings	6,920	5,732	6,315
Noncash adjustments	1,289	2,455	3,109
Changes in working capital	317	(733)	9
Other, net	(606)	348	(212)
Net cash provided by operating activities	7,920	7,802	9,221
Net cash used for investing activities	(1,694)	(1,789)	(1,161)
Net cash used for financing activities	(7,331)	(7,070)	(7,616)
Net change in cash and cash equivalents	(1,105)	(1,057)	444
Cash and cash equivalents at end of year	$1,442	$2,547	$3,604
Operating Activities
Net cash provided by operating activities increased $118 million in 2023 compared to 2022. The increase was primarily due to the timing of production and billing cycles impacting receivables (primarily the F-35 program at Aeronautics) and contract assets (primarily IWSS programs at RMS), partially offset by timing of cash payments for accounts payable across the company. Our federal and foreign income tax payments, net of refunds, were $1.8 billion in 2023, compared to $1.6 billion in 2022.
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
The following table reconciles net cash provided by operating activities to free cash flow (in millions):

	2023	2022	2021
Cash from operations	$7,920	$7,802	$9,221
Capital expenditures	(1,691)	(1,670)	(1,522)
Free cash flow	$6,229	$6,132	$7,699
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
Net cash used for investing activities decreased $95 million in 2023 compared to 2022.
Financing Activities
Net cash used for financing activities increased $261 million in 2023 compared to 2022, primarily due to lower proceeds from issuance of long-term debt, partially offset by lower repayments of long-term debt and decreased repurchases of common stock.
We paid dividends totaling $3.1 billion ($12.15 per share) in 2023 and $3.0 billion ($11.40 per share) in 2022. We paid quarterly dividends of $3.00 per share during each of the first three quarters of 2023 and $3.15 per share during the fourth quarter of 2023; $2.80 per share during each of the first three quarters of 2022 and $3.00 per share during the fourth quarter of 2022.
During 2023, we paid $6.0 billion to repurchase 13.4 million shares of our common stock. See “Note 12 – Stockholders’ Equity” included in our Notes to Consolidated Financial Statements for additional information. During 2022, we paid $7.9 billion to repurchase 18.3 million shares of our common stock.
During 2023, we received net proceeds of $2.0 billion from issuance of senior unsecured notes. In May 2022, we received net proceeds of $2.3 billion from issuance of senior unsecured notes and used the net proceeds from the offering to redeem all of the outstanding $500 million Notes due 2023, $750 million Notes due 2025 and used the remaining balance of the net proceeds to redeem $1.0 billion of our outstanding $2.0 billion Notes due 2026. In October 2022, we received net proceeds of $3.9 billion from issuance of senior unsecured notes and used the net proceeds from the offering to enter into an accelerated share repurchase (ASR) agreement to repurchase $4.0 billion of our common stock. See “Note 10 – Debt” included in our Notes to Consolidated Financial Statements for additional information.
During 2023, we repaid $115 million of long-term notes with a fixed interest rate of 7.00% according to their scheduled maturities.

Capital Structure, Resources and Other
At December 31, 2023, we held cash and cash equivalents of $1.4 billion that were generally available to fund ordinary business operations without significant legal, regulatory, or other restrictions.
Our total outstanding short-term and long-term debt, net of unamortized discounts and issuance costs, was $17.5 billion as of December 31, 2023 and is in the form of publicly-issued notes that bear interest at fixed rates. As of December 31, 2023, we were in compliance with all covenants contained in our debt and credit agreements. See “Note 10 – Debt” included in our Notes to Consolidated Financial Statements for more information on our long-term debt and revolving credit facilities.
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

Contractual Commitments
At December 31, 2023, we had contractual commitments to repay debt, make payments under operating leases, settle obligations related to agreements to purchase goods and services and settle tax and other liabilities. Financing lease obligations were not material. Payments due under these obligations and commitments are as follows (in millions):

	Total	Due Within 1 Year
Total debt	$18,723	$168
Interest payments	15,849	857
Other liabilities	2,372	233
Operating lease obligations	1,306	339
Purchase obligations:
Operating activities	63,438	29,041
Capital expenditures	1,011	641
Total contractual cash obligations	$102,699	$31,279
The table above includes debt presented gross of any unamortized discounts and issuance costs, but excludes the net unfunded obligation and estimated minimum funding requirements related to our qualified defined benefit pension plans. For additional information about obligations and our future minimum contribution requirements for these plans, see “Note 11 – Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements. Amounts related to other liabilities represent the contractual obligations for certain long-term liabilities recorded as of December 31, 2023. Such amounts mainly include expected payments under non-qualified pension plans, environmental liabilities and deferred compensation plans.
Purchase obligations related to operating activities include agreements and contracts that give the supplier recourse to us for cancellation or nonperformance under the contract or contain terms that would subject us to liquidated damages. Such agreements and contracts may, for example, be related to direct materials, obligations to subcontractors and outsourcing arrangements. Total purchase obligations for operating activities in the preceding table include approximately $57.3 billion related to contractual commitments entered into as a result of contracts we have with our U.S. Government customers. The U.S. Government generally would be required to pay us for any costs we incur relative to these commitments if they were to terminate the related contracts “for convenience” under the FAR, subject to available funding. This also would be true in cases where we perform subcontract work for a prime contractor under a U.S. Government contract. The termination for convenience language also may be included in contracts with foreign, state and local governments. We also have contracts with customers that do not include termination for convenience provisions, including contracts with commercial customers.
The majority of our capital expenditures for 2023 and those planned for 2024 are for equipment, facilities infrastructure and information technology. The amounts above in the table represent the portion of expected capital expenditures to be incurred in 2024 and beyond that have been obligated under contracts as of December 31, 2023 and not necessarily total capital expenditures for future periods. Expenditures for equipment and facilities infrastructure are generally incurred to support new and existing programs across all of our business segments. For example, we have projects underway at Aeronautics to support classified development programs and at RMS to support our Sikorsky helicopter programs; and we have projects underway to modernize certain of our facilities. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.
We also may enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. These agreements are designed to enhance the social and economic environment of the foreign country by requiring the contractor to promote investment in the country. Offset agreements may be satisfied through activities that do not require us to use cash, including transferring technology, providing manufacturing and other consulting support to in-country projects and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements also may be satisfied through our use of cash for such activities as purchasing supplies from in-country vendors, providing financial support for in-country projects, establishment of joint ventures with local companies and building or leasing facilities for in-country operations. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customer and typically require cash outlays that represent only a fraction of the original amount in the offset agreement. Satisfaction of our offset obligations are included in the estimates of our total costs to complete the contract and may impact our sales, profitability and cash flows. Our ability to recover investments on our consolidated balance sheet that we make to satisfy offset obligations is generally dependent upon the successful operation of ventures that we do not control and may involve products and services that are dissimilar to our business activities. At December 31, 2023, the notional value of remaining obligations under our outstanding offset agreements totaled approximately $21.3 billion, which primarily relate to our Aeronautics, MFC and RMS business segments, most of which extend through 2044. To the extent we have entered into purchase or other obligations at December 31, 2023 that also satisfy offset agreements, those amounts are included in the contractual commitments table above. Offset programs usually extend over several years and may provide for penalties, estimated at approximately $2.3 billion at December 31, 2023, in the event we fail to perform in accordance with offset requirements. While historically we have not been required to pay material penalties, resolution of offset requirements are often the result of negotiations and subjective judgments.
We have entered into standby letters of credit and surety bonds issued on our behalf by financial institutions, and we have directly issued guarantees to third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as joint venture partners. At December 31, 2023, we had the following outstanding letters of credit, surety bonds and third-party guarantees (in millions):

	Total Commitment	Less Than 1 Year
Standby letters of credit (a)	$2,546	$1,234
Surety bonds	354	354
Third-party Guarantees	1,000	229
Total commitments	$3,900	$1,817
(a)Approximately $861 million of standby letters of credit in the “Less Than 1 Year” category are expected to renew for additional periods until completion of the contractual obligation.
At December 31, 2023, third-party guarantees totaled $1.0 billion, of which approximately 75% related to guarantees of contractual performance of joint ventures to which we currently are or previously were a party. These amounts represent our estimate of the maximum amounts we would expect to incur upon the contractual non-performance of the joint venture, joint venture partners or divested businesses. Generally, we also have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner.
In determining our exposures, we evaluate the reputation, performance on contractual obligations, technical capabilities and credit quality of our current and former joint venture partners and the transferee under novation agreements, all of which include a guarantee as required by the FAR. At December 31, 2023 and 2022, there were no material amounts recorded in our financial statements related to third-party guarantees or novation agreements.
Critical Accounting Policies
Our consolidated financial statements are prepared in conformity with U.S. GAAP, which requires us to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements. We employ judgment in making our estimates in consideration of historical experience, currently available information and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from our estimates and assumptions, and any such differences could be material to our consolidated financial statements. We believe the following accounting policies are critical to the understanding of our consolidated financial statements and require the use of significant management judgment in their application. For a summary of our significant accounting policies, see “Note 1 – Organization and Significant Accounting Policies” included in our Notes to Consolidated Financial Statements for additional information.
Contract Accounting / Sales Recognition
The majority of our net sales are generated from long-term contracts with the U.S. Government and international customers (including FMS contracted through the U.S. Government) for the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We recognize revenue as performance obligations are satisfied and the customer obtains control of the products and services. Substantially all of our revenue is recognized over time as we perform under the contract because control of the work in process transfers continuously to the customer. For performance obligations to deliver products with continuous control to the customer, revenue is recognized based on the extent of progress towards completion of the performance obligation, generally using the percentage of completion cost-to-cost measure of progress.
Significant estimates and assumptions are made in estimating contract sales, costs, and profit. We estimate profit as the difference between estimated revenues and total estimated costs to complete the contract. We also estimate variable consideration at the most likely amount, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. All of the estimates require significant judgement and are subject to change during the performance of the contract and may affect the profit booking rate. When estimates of total costs to be incurred on a contract exceed total estimates of the transaction price, a provision for the entire loss is determined at the contract level and is recorded in the period in which the loss is evident, which we refer to as a reach-forward loss.
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
For the impacts of changes in estimates and assumptions on our consolidated financial statements, see “Note 1 – Organization and Significant Accounting Policies” included in our Notes to Consolidated Financial Statements.
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
Postretirement Benefit Plans
Overview
Many of our employees and retirees participate in qualified and nonqualified defined benefit pension plans, retiree medical and life insurance plans and other postemployment plans (collectively, postretirement benefit plans - see “Note 11 – Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements). The majority of our accrued benefit obligations relate to our qualified defined benefit pension and retiree medical and life insurance plans. We recognize on a plan-by-plan basis the net funded status of these postretirement benefit plans under GAAP as either an asset or a liability on our consolidated balance sheets. The GAAP funded status represents the difference between the fair value of each plan’s assets and the benefit obligation of the plan. The GAAP benefit obligation represents the present value of the estimated future benefits we currently expect to pay to plan participants based on past service. The qualified defined benefit pension plans for salaried employees are fully frozen effective January 1, 2020 and our salaried employees participate in a defined contribution retirement savings plan.
Similar to recent years, we continue to take actions to mitigate the effect of our defined benefit pension plans on our financial results by reducing the size and volatility of our pension obligations. From December 2018 and inclusive of the transactions described in “Note 11 – Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements, we, through our master retirement trust, have transferred approximately $15.9 billion related to our outstanding defined benefit pension obligations to third party insurance companies. This has eliminated pension plan volatility for approximately 109,000 retirees and beneficiaries and reduced our annually required Pension Benefit Guarantee Corporation (PBGC) premiums by approximately $79 million per year.
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

Actuarial Assumptions
The benefit obligations and assets of our postretirement benefit plans are measured at the end of each year, or more frequently, upon the occurrence of certain events such as a significant plan amendment (including in connection with a pension risk transfer transaction), settlement, or curtailment. The amounts we record are measured using actuarial valuations, which are dependent upon key assumptions such as discount rates, the expected long-term rate of return on plan assets, and participant longevity. The assumptions we make affect both the calculation of the benefit obligations as of the measurement date and the calculation of FAS expense in subsequent periods. When reassessing these assumptions, we consider past and current market conditions and make judgments about future market trends. We also consider factors such as the timing and amounts of expected contributions to the plans and benefit payments to plan participants.
We continue to use a single weighted average discount rate approach when calculating our consolidated benefit obligations related to our defined benefit pension plans resulting in 5.00% at December 31, 2023, compared to 5.25% at December 31, 2022. We utilized a single weighted average discount rate of 5.00% when calculating our benefit obligations related to our retiree medical and life insurance plans at December 31, 2023, compared to 5.25% at December 31, 2022. We evaluate several data points in order to arrive at an appropriate single weighted average discount rate, including results from cash flow models, quoted rates from long-term bond indices and changes in long-term bond rates over the past year. As part of our evaluation, we calculate the approximate average yields on corporate bonds rated AA or better selected to match our projected postretirement benefit plan cash flows. The decrease in the discount rate from December 31, 2022 to December 31, 2023 resulted in an increase in the projected benefit obligations of our qualified defined benefit pension plans of approximately $765 million at December 31, 2023.
We utilized an expected long-term rate of return on plan assets of 6.50% at both December 31, 2023 and December 31, 2022. The long-term rate of return assumption represents the expected long-term rate of return on the funds invested or to be invested, to provide for the benefits included in the benefit obligations. This assumption is based on several factors including historical market index returns, the anticipated long-term allocation of plan assets, the historical return data for the trust funds, plan expenses and the potential to outperform market index returns. The difference between the long-term rate of return on plan assets assumption we select and the actual return on plan assets in any given year could be impacted by the timing of market returns, in addition to the timing of benefit payments and significant contributions. Additionally, the difference between the expected and actual return affects both the funded status of our benefit plans and the calculation of FAS pension expense in subsequent periods. Although the actual return in any specific year likely will differ from the assumption, the average expected return over a long-term future horizon should be approximately equal to the assumption. Any variance in a particular year should not, by itself, suggest that the assumption should be changed. Patterns of variances are reviewed over time, and then combined with expectations for the future. As a result, changes in this assumption are less frequent than changes in the discount rate. The actual investment return for our qualified defined benefit plans during 2023 was approximately 7.00%.
Our stockholders’ equity has been reduced cumulatively by $8.7 billion from the annual year-end measurements of the funded status of postretirement benefit plans. The cumulative noncash, after-tax reduction primarily represents net actuarial losses resulting from changes in discount rates, investment experience, and updated longevity. A market-related value of our plan assets, determined using actual asset gains or losses over the prior three-year period, is used to calculate the amount of deferred asset gains or losses to be amortized. These cumulative actuarial losses will be amortized to expense using the corridor method, where gains and losses are recognized to the extent they exceed 10% of the greater of plan assets or benefit obligations, over an average period of approximately twenty years as of December 31, 2023. During 2023, $149 million of these amounts, along with amortization of net prior service credit, were recognized as a component of postretirement benefit plan expense.
The discount rate and long-term rate of return on plan assets assumptions we select at the end of each year are based on our best estimates and judgment. A change of plus or minus 25 basis points in the 5.00% discount rate assumption at December 31, 2023, with all other assumptions held constant, would have decreased or increased the amount of the qualified pension benefit obligation we recorded at the end of 2023 by approximately $765 million, which would result in an after-tax increase or decrease in stockholders’ equity at the end of the year of approximately $600 million. If the 5.00% discount rate at December 31, 2023 that was used to compute the expected 2024 FAS pension income for our qualified defined benefit pension plans had been 25 basis points higher or lower, with all other assumptions held constant, the amount of FAS pension income projected for 2024 would change approximately $5 million. If the 6.50% expected long-term rate of return on plan assets assumption at December 31, 2023 that was used to compute the expected 2024 FAS pension income for our qualified defined benefit pension plans had been 25 basis points higher or lower, with all other assumptions held constant, the amount of FAS pension income projected for 2024 would be higher or lower by approximately $60 million. Each year, differences between the actual and expected long-term rate of return on plan assets impacts the measurement of the following year’s FAS pension income. Every 100 basis points increase (decrease) in return during 2023 between our actual rate of return of approximately 7.00% and our expected long-term rate of return increased (decreased) 2024 expected FAS pension income by approximately $10 million.
Funding Considerations
We made no contributions in 2023 and 2022 to our qualified defined benefit pension plans. Funding of our qualified defined benefit pension plans is determined in a manner consistent with CAS and in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended, along with consideration of CAS and Internal Revenue Code rules. Our goal has been to fund each of our qualified defined benefit pension plans to a level of at least 80% as determined in accordance with ERISA; which may require the use of different assumptions, such as the discount rate and longevity, than used under GAAP. All of our qualified defined benefit pension plans had an ERISA funded status of at least 80% as of both December 31, 2023 and 2022.
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
We recovered $1.7 billion in 2023 and $1.8 billion in 2022 as CAS pension costs. Amounts contributed in excess of the CAS pension costs recovered under U.S. Government contracts are considered to be prepayment credits under the CAS rules. Our prepayment credits were approximately $2.9 billion and $4.3 billion at December 31, 2023 and 2022. The prepayment credit balance will increase or decrease based on our actual investment return on plan assets.
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
Our goodwill balance was $10.8 billion at both December 31, 2023 and 2022. We perform an impairment test of our goodwill at least annually in the fourth quarter or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may be impaired. Such events or changes in circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators, competition, reorganizations of our business, U.S. Government budget restrictions or the disposal of all or a portion of a reporting unit. Our goodwill has been allocated to and is tested for impairment at a level referred to as the reporting unit, which is our business segment level or a level below the business segment. The level at which we test goodwill for impairment requires us to determine whether the operations below the business segment constitute a self-sustaining business for which discrete financial information is available and segment management regularly reviews the operating results.

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
In the fourth quarter of 2023, we performed our annual goodwill impairment test for each of our reporting units. Impairment assessments inherently involve management judgments regarding a number of assumptions such as those described above. Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of our recorded goodwill, differences in assumptions could have a material effect on the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. Additionally, acquired intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing or more frequently if events or change in circumstance indicate that it is more likely than not that the asset is impaired. This testing compares carrying value to fair value and, when appropriate, the carrying value of these assets is reduced to fair value. In the fourth quarter of 2023, we performed our annual impairment tests, and the results of those tests indicated no impairment existed.
Finite-lived intangibles are amortized to expense over their applicable useful lives, ranging from five to 20 years, based on the nature of the asset and the underlying pattern of economic benefit as reflected by future net cash inflows. We perform an impairment test of finite-lived intangibles whenever events or changes in circumstances indicate their carrying value may be impaired. If events or changes in circumstances indicate the carrying value of a finite-lived intangible may be impaired, the sum of the undiscounted future cash flows expected to result from the use of the asset group would be compared to the asset group’s carrying value. If the asset group’s carrying amount exceed the sum of the undiscounted future cash flows, we would determine the fair value of the asset group and record an impairment loss in net earnings.
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
Our main exposure to market risk relates to interest rates, foreign currency exchange rates and market prices on certain equity securities. Our financial instruments that are subject to interest rate risk principally include fixed-rate long-term debt and commercial paper, if issued. The estimated fair value of our outstanding debt was $18.5 billion at December 31, 2023 and the outstanding principal amount of debt, including short-term and long-term debt, was $18.7 billion, excluding unamortized discounts and issuance costs of $1.3 billion. A 10% change in the level of interest rates would not have a material impact on the fair value of our outstanding debt at December 31, 2023.
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

The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on our intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives attributable to highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items or reflected net of income taxes in accumulated other comprehensive loss until the hedged transaction is recognized in earnings. Changes in the fair value of the derivatives that are not highly effective, if any, are immediately recognized in earnings. The aggregate notional amount of our outstanding interest rate swaps was $1.3 billion at both December 31, 2023 and 2022. The aggregate notional amount of our outstanding foreign currency hedges at December 31, 2023 and 2022 was $6.5 billion and $7.3 billion. At December 31, 2023 and 2022, the net fair value of our derivative instruments was not material (see “Note 15 – Fair Value Measurements” included in our Notes to Consolidated Financial Statements). A 10% unfavorable exchange rate movement of our foreign currency contracts would not have a material impact on the aggregate net fair value of such contracts or our consolidated financial statements. Additionally, as we enter into foreign currency contracts to hedge foreign currency exposure on underlying transactions we believe that any movement on our foreign currency contracts would be offset by movement on the underlying transactions and, therefore, when taken together do not create material risk.
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
We maintain a separate trust that includes investments to fund certain of our non-qualified deferred compensation plans. As of December 31, 2023, investments in the trust totaled $1.8 billion and are reflected at fair value on our consolidated balance sheet in other noncurrent assets. The trust holds investments in marketable equity securities and fixed-income securities that are exposed to price changes and changes in interest rates. A portion of the liabilities associated with the deferred compensation plans supported by the trust is also impacted by changes in the market price of our common stock and certain market indices. Changes in the value of the liabilities have the effect of partially offsetting the impact of changes in the value of the trust. Both the change in the fair value of the trust and the change in the value of the liabilities are recognized on our consolidated statements of earnings in other unallocated, net and were not material for the year ended December 31, 2023.

ITEM 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
on the Audited Consolidated Financial Statements

Board of Directors and Stockholders
Lockheed Martin Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lockheed Martin Corporation (the Corporation) as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 23, 2024 expressed an unqualified opinion thereon.

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

Revenue recognition based on the percentage of completion method

Description of the Matter
For the year ended December 31, 2023, the Corporation recorded net sales of $67.6 billion. As more fully described in Note 1 to the consolidated financial statements, the Corporation generates the majority of its net sales from long-term contracts with its customers whereby substantially all of the Corporation’s revenue is recognized over time using the percentage-of-completion cost-to-cost measure of progress. Under the percentage-of-completion cost-to-cost measure of progress, the Corporation measures progress towards completion based on the ratio of costs incurred to date to the estimated total costs to complete the performance obligation(s) (referred to as the estimate-at-completion analysis). The Corporation estimates profit on these contracts as the difference between total estimated revenues and total estimated cost at completion.

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

Auditing the Corporation’s estimate-at-completion analyses used in its revenue recognition process was complex due to the judgment involved in evaluating the significant estimates and assumptions made by management in the initial development and subsequent updates to the Corporation’s estimate-at-completion analyses. The estimate-at-completion analyses of each contract consider risks surrounding the Corporation’s ability to achieve the technical, schedule and cost aspects of the contract.

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

Defined Benefit Pension Plan Obligation

Description of the Matter
At December 31, 2023, the Corporation’s aggregate obligation for its qualified defined benefit pension plans was $29.0 billion and exceeded the gross fair value of the related plan assets of $22.8 billion, resulting in a net unfunded qualified defined benefit pension obligation of $6.2 billion. As explained in Note 11 of the consolidated financial statements, the Corporation remeasures the qualified defined benefit pension assets and obligations at the end of each year or more frequently upon the occurrence of certain events. The amounts are measured using actuarial valuations, which depend on key assumptions such as the discount rate.

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

Tysons, Virginia
January 23, 2024

Lockheed Martin Corporation
Consolidated Statements of Earnings
(in millions, except per share data)

	Years Ended December 31,
	2023	2022	2021
Net sales
Products	$56,265	$55,466	$56,435
Services	11,306	10,518	10,609
Total net sales	67,571	65,984	67,044
Cost of sales
Products	(50,206)	(49,357)	(50,017)
Services	(10,027)	(9,252)	(9,434)
Severance and other charges	(92)	(100)	(36)
Other unallocated, net	1,233	1,012	1,504
Total cost of sales	(59,092)	(57,697)	(57,983)
Gross profit	8,479	8,287	9,061
Other income, net	28	61	62
Operating profit	8,507	8,348	9,123
Interest expense	(916)	(623)	(569)
Non-service FAS pension income (expense)	443	(971)	(1,292)
Other non-operating income (expense), net	64	(74)	288
Earnings before income taxes	8,098	6,680	7,550
Income tax expense	(1,178)	(948)	(1,235)
Net earnings	$6,920	$5,732	$6,315

Earnings per common share
Basic	$27.65	$21.74	$22.85
Diluted	$27.55	$21.66	$22.76
The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Comprehensive Income
(in millions)

	Years Ended December 31,
	2023	2022	2021
Net earnings	$6,920	$5,732	$6,315
Other comprehensive income, net of tax
Postretirement benefit plans
Net actuarial (loss) gain recognized due to plan remeasurements, net of tax of $181 million in 2023, $518 million in 2022 and $925 million in 2021	(689)	1,873	3,404
Amortization of actuarial losses and prior service credits, net of tax of $40 million in 2023, $18 million in 2022 and $130 million in 2021	(149)	69	477
Pension settlement charge, net of tax of $314 million in 2022 and $355 million in 2021	—	1,156	1,310
Other, net, net of tax of $6 million in 2023, $2 million in 2022 and $11 million in 2021	58	(115)	(76)
Other comprehensive income, net of tax	(780)	2,983	5,115
Comprehensive income	$6,140	$8,715	$11,430
The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation
Consolidated Balance Sheets
(in millions, except par value)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$1,442	$2,547
Receivables, net	2,132	2,505
Contract assets	13,183	12,318
Inventories	3,132	3,088
Other current assets	632	533
Total current assets	20,521	20,991
Property, plant and equipment, net	8,370	7,975
Goodwill	10,799	10,780
Intangible assets, net	2,212	2,459
Deferred income taxes	2,953	3,744
Other noncurrent assets	7,601	6,931
Total assets	$52,456	$52,880
Liabilities and equity
Current liabilities
Accounts payable	$2,312	$2,117
Salaries, benefits and payroll taxes	3,133	3,075
Contract liabilities	9,190	8,488
Current maturities of long-term debt	168	118
Other current liabilities	2,134	2,089
Total current liabilities	16,937	15,887
Long-term debt, net	17,291	15,429
Accrued pension liabilities	6,162	5,472
Other noncurrent liabilities	5,231	6,826
Total liabilities	45,621	43,614
Stockholders’ equity
Common stock, $1 par value per share	240	254
Additional paid-in capital	—	92
Retained earnings	15,398	16,943
Accumulated other comprehensive loss	(8,803)	(8,023)
Total stockholders’ equity	6,835	9,266
Total liabilities and equity	$52,456	$52,880
The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Cash Flows
(in millions)

	Years Ended December 31,
	2023	2022	2021
Operating activities
Net earnings	$6,920	$5,732	$6,315
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	1,430	1,404	1,364
Stock-based compensation	265	238	227
Deferred income taxes	(498)	(757)	(183)
Pension settlement charge	—	1,470	1,665
Severance and other charges	92	100	36
Changes in:
Receivables, net	373	(542)	15
Contract assets	(865)	(1,739)	(1,034)
Inventories	(44)	(107)	564
Accounts payable	151	1,274	(98)
Contract liabilities	702	381	562
Income taxes	(133)	148	45
Qualified defined benefit pension plans	(378)	(412)	(267)
Other, net	(95)	612	10
Net cash provided by operating activities	7,920	7,802	9,221
Investing activities
Capital expenditures	(1,691)	(1,670)	(1,522)
Other, net	(3)	(119)	361
Net cash used for investing activities	(1,694)	(1,789)	(1,161)
Financing activities
Issuance of long-term debt, net of related costs	1,975	6,211	—
Repayments of long-term debt	(115)	(2,250)	(500)
Repurchases of common stock	(6,000)	(7,900)	(4,087)
Dividends paid	(3,056)	(3,016)	(2,940)
Other, net	(135)	(115)	(89)
Net cash used for financing activities	(7,331)	(7,070)	(7,616)
Net change in cash and cash equivalents	(1,105)	(1,057)	444
Cash and cash equivalents at beginning of year	2,547	3,604	3,160
Cash and cash equivalents at end of year	$1,442	$2,547	$3,604
The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
(in millions, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiary	Total Equity
Balance at December 31, 2020	$279	$221	$21,636	$(16,121)	$6,015	$23	$6,038
Net earnings	—	—	6,315	—	6,315	—	6,315
Other comprehensive loss, net of tax	—	—	—	5,115	5,115	—	5,115
Repurchases of common stock	(9)	(671)	(3,407)	—	(4,087)	—	(4,087)
Dividends declared ($10.60 per share)	—	—	(2,944)	—	(2,944)	—	(2,944)
Stock-based awards, ESOP activity and other	1	544	—	—	545	—	545
Net decrease in noncontrolling interests in subsidiary	—	—	—	—	—	(23)	(23)
Balance at December 31, 2021	$271	$94	$21,600	$(11,006)	$10,959	$—	$10,959
Net earnings	—	—	5,732	—	5,732	—	5,732
Other comprehensive income, net of tax	—	—	—	2,983	2,983	—	2,983
Repurchases of common stock	(18)	(503)	(7,379)	—	(7,900)	—	(7,900)
Dividends declared ($11.40 per share)	—	—	(3,010)	—	(3,010)	—	(3,010)
Stock-based awards, ESOP activity and other	1	501	—	—	502	—	502
Balance at December 31, 2022	$254	$92	$16,943	$(8,023)	$9,266	$—	$9,266
Net earnings	—	—	6,920	—	6,920	—	6,920
Other comprehensive income, net of tax	—	—	—	(780)	(780)	—	(780)
Repurchases of common stock	(15)	(571)	(5,414)	—	(6,000)	—	(6,000)
Dividends declared ($12.15 per share)	—	—	(3,051)	—	(3,051)	—	(3,051)
Stock-based awards, ESOP activity and other	1	479	—	—	480	—	480
Balance at December 31, 2023	$240	$—	$15,398	$(8,803)	$6,835	$—	$6,835
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
Effective January 1, 2023, we no longer consider amortization expense related to purchased intangible assets when evaluating the operating performance of our business segments. As a result, intangible asset amortization expense, which was previously included in segment operating profit, is now reported in unallocated corporate expense within total consolidated operating profit. This change has no impact on our consolidated operating results. Management believes this updated presentation better aligns with how the business is viewed and managed and will provide better insights into business segment performance. This change has been applied to the amounts in this Form 10-K, including amounts for 2022 and 2021. See “Note 3 – Information on Business Segments” for further information regarding the impact of this change on our current and prior period segment operating profit.

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
Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. It is converted into sales in future periods as work is performed or deliveries are made. For our cost-reimbursable and fixed-priced-incentive contracts, the estimated consideration we expect to receive pursuant to the terms of the contract may exceed the contractual award amount. The estimated consideration is determined at the outset of the contract and is continuously reviewed throughout the contract period. In determining the estimated consideration, we consider the risks related to the technical, schedule and cost impacts to complete the contract and an estimate of any variable consideration. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of December 31, 2023, our ending backlog was $160.6 billion. We expect to recognize approximately 36% of our backlog over the next 12 months and approximately 62% over the next 24 months as revenue, with the remainder recognized thereafter.
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
Our consolidated net profit booking rate adjustments increased net sales by $1.6 billion in 2023, $2.0 billion in 2022, and $2.2 billion in 2021. These adjustments increased segment operating profit by approximately $1.6 billion ($1.3 billion, or $4.98 per share, after-tax) in 2023, $1.8 billion ($1.4 billion, or $5.40 per share, after-tax) in 2022 and $2.0 billion ($1.6 billion, or $5.81 per share, after-tax) in 2021.
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
We have experienced performance issues on a classified fixed-price incentive fee contract that involves highly complex design and systems integration at our Aeronautics business segment and have periodically recognized reach-forward losses. As of December 31, 2023, cumulative losses remained at approximately $270 million. We will continue to monitor the technical requirements and our performance, the remaining work and any future changes in scope or schedule, and estimated costs to complete the program and may have to record additional losses in future periods if we experience further performance issues, increases in scope, or cost growth, which could be material to our financial results. In addition, we and our industry team will continue to incur advanced procurement costs (also referred to as pre-contract costs) in order to enhance our ability to achieve the schedule and certain milestones. We will monitor the recoverability of pre-contract costs, which could be impacted by the customer’s decision regarding future phases of the program.
We are responsible for a program to design, develop and construct a ground-based radar at our RMS business segment. The program has experienced performance issues for which we have periodically recognized reach-forward losses. As of December 31, 2023, cumulative losses remained at approximately $280 million. We will continue to monitor our performance, any future changes in scope, and estimated costs to complete the program and may have to record additional losses in future periods if we experience further performance issues, increases in scope, or cost growth. However, based on the losses previously recorded, the near completion status of the program, and our current estimate of the sales and costs to complete the program, at this time we do not anticipate that additional losses, if any, would be material to our financial results or financial condition.
We have contracted with the Canadian Government for the Canadian Maritime Helicopter Program (CMHP) at our RMS business segment that provides for design, development, and production of CH-148 aircraft (the Original Equipment contract), which is a military variant of the S-92 helicopter, and for logistical support to the fleet (the In Service Support contract) over an extended time period. We are currently in discussions with the Canadian Government to potentially restructure certain contractual terms and conditions that may be beneficial to both parties. The program has experienced performance issues, including delays in the final aircraft deliveries from the original contract requirement, and the Royal Canadian Air Force’s flight hours have been less than originally anticipated, which has impacted program revenues and the recovery of our costs under this program. We have incurred significant costs and recognized the related sales, a portion of which are currently included in contract assets on the balance sheet. Such assets are recovered based on flight hours. Future sales and recovery of costs under the program are highly dependent upon achieving a certain number of flight hours, which are uncertain and dependent on aircraft availability and performance, and the availability of Canadian government resources. During the second quarter of 2023, due to increases in estimated costs for the production and lower than planned revenues for the logistical support program considering discussions with the customer and subsequent analysis, we recognized a loss of $100 million ($75 million, or $0.29 per share, after-tax) on the program. Future performance issues, lower than forecast flight hours, or changes in our estimates due to the outcome of any restructuring discussions, including revised contract scope or customer requirements may further affect our ability to recover our costs, including the contract assets recognized on the balance sheet, or our assessment of the likelihood of cost recovery and may result in additional losses that could be material to our operating results. As of December 31, 2023, cumulative losses remained unchanged.
We also have a number of contracts with Türkish industry for the Türkish Utility Helicopter Program (TUHP), which anticipates co-production with Türkish industry for production of T70 helicopters for use in Türkiye, as well as the related provision of Türkish goods and services under buy-back or offset obligations, to include the future sales of helicopters built in Türkiye for sale globally. In 2020, the U.S. Government imposed certain sanctions on Türkish entities and persons that have affected our ability to perform under the TUHP contracts and we have provided force majeure notices under the affected contracts. As of December 31, 2023, we have recorded insignificant losses related to development work for the program. The TUHP contracts may be negotiated to be restructured or terminated, either in whole or in part and as a result, we could be at risk of recording significant reach-forward losses in future periods. Additionally, we could elect to pursue other relief or remedies, which could result in a further reduction in sales, the imposition of penalties or assessment of damages, and increased unrecoverable costs, which could be material to our financial results.
Our MFC business segment was previously awarded a competitively bid classified contract, which includes multiple phases of the program. We are currently performing on a phase which is primarily structured as cost-type. Additional phases are primarily fixed price and are not currently able to be awarded. If the additional phases are awarded at later dates, some of which could be within the next twelve months, we expect that those phases would be performed at a loss. As of December 31, 2023, cumulative losses recognized were approximately $45 million. We will continue to monitor the circumstances on the program and we may be required to recognize a reach-forward loss related to any additional phases at such time that we determine it is probable that they will be awarded. Any such losses could be material to our financial results.
Research and development and similar costs – We conduct research and development (R&D) activities using our own funds (referred to as company-funded R&D or independent research and development (IR&D)) and under contractual arrangements with our customers (referred to as customer-funded R&D) to enhance existing products and services and to develop future technologies. R&D costs include basic research, applied research, concept formulation studies, design, development, and related test activities. Company-funded R&D costs are allocated to customer contracts as part of the general and administrative overhead costs and are generally recoverable to the extent allocable to our cost-reimbursable customer contracts with the U.S. Government. These costs also may be recoverable to the extent allocable to certain fixed-price incentive contracts with the U.S. Government. Customer-funded R&D costs are charged directly to the related customer contracts. Substantially all R&D costs are charged to cost of sales as incurred. Company-funded R&D costs charged to cost of sales totaled $1.5 billion, $1.7 billion and $1.5 billion in 2023, 2022 and 2021.
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
Receivables – Receivables, net represent our unconditional right to consideration under the contract and include amounts billed and currently due from customers. Receivables, net are recorded at the net amount expected to be collected. There were no significant impairment losses related to our receivables in 2023, 2022 or 2021.
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
Capitalized software – We capitalize certain costs associated with the development or purchase of internal-use software. The amounts capitalized are included in other noncurrent assets on our consolidated balance sheets and are amortized on a straight-line basis over the estimated useful life of the resulting software, which ranges from two to 15 years. As of December 31, 2023 and 2022, capitalized software totaled $1.4 billion and $919 million, net of accumulated amortization of $2.8 billion and $2.6 billion. No amortization expense is recorded until the software is ready for its intended use. Amortization expense related to capitalized software was $263 million in 2023, $253 million in 2022 and $175 million in 2021.
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
We make investments in companies that we believe are advancing or developing new technologies applicable to our business. These investments are primarily in early-stage companies and may be in the form of common or preferred stock, warrants, convertible debt securities, investments in funds or equity method investments. Most of these investments are in equity securities without readily determinable fair values (privately held securities), which are measured initially at cost and are then adjusted to fair value only if there is an observable price change or reduced for impairment, if applicable. The carrying amounts of the investments were $581 million and $589 million at December 31, 2023 and December 31, 2022 and are included on our consolidated balance sheets within other assets, both current and noncurrent. Changes in fair value and/or sales of investments are reflected in the other non-operating income, net account on our consolidated statements of earnings. During 2023 and 2022, we recorded net losses of $64 million ($48 million, or $0.19 per share, after-tax) and $114 million ($86 million, or $0.33 per share, after-tax). During 2021, we recorded net gains of $265 million ($199 million, or $0.72 per share, after-tax).

Equity method investments – Investments where we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in other noncurrent assets on our consolidated balance sheets. Significant influence typically exists if we have a 20% to 50% ownership interest in the investee. Under this method of accounting, our share of the net earnings or losses of the investee is included in operating profit in other income, net on our consolidated statements of earnings since the activities of the investee are closely aligned with the operations of the business segment holding the investment. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. As of December 31, 2023 and December 31, 2022, our equity method investments totaled $701 million and $685 million, which was primarily composed of our investment in the United Launch Alliance (ULA) joint venture. Our share of net earnings related to our equity method investees was $40 million in 2023, $114 million in 2022 and $97 million in 2021, of which approximately $20 million, $100 million and $65 million was included in our Space business segment operating profit.
Goodwill and Intangible Assets – We perform an impairment test of our goodwill at least annually in the fourth quarter or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may be impaired. We may use both a qualitative and quantitative approaches when testing goodwill for impairment. For selected reporting units where we use the qualitative approach, we perform a qualitative evaluation of events and circumstances impacting the reporting unit to determine the likelihood of goodwill impairment. Based on that qualitative evaluation, if we determine it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further evaluation is necessary. Otherwise we perform a quantitative impairment test. We perform quantitative tests for most reporting units at least once every three years. However, for certain reporting units we may perform a quantitative impairment test every year.
To perform the quantitative impairment test we compare the fair value of a reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of the reporting unit, including goodwill, exceeds its fair value, a goodwill impairment loss is recognized in an amount equal to that excess. We generally estimate the fair value of each reporting unit using a combination of a discounted cash flow (DCF) analysis and market-based valuation methodologies such as comparable public company trading values and values observed in recent business acquisitions.
Finite-lived intangibles are amortized to expense over their applicable useful lives, ranging from three to 20 years, based on the nature of the asset and the underlying pattern of economic benefit as reflected by future net cash inflows. Acquired intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing or more frequently if events or change in circumstance indicate that it is more likely than not that the asset is impaired. We perform an impairment test of finite-lived intangibles whenever events or changes in circumstances indicate their carrying value may be impaired.
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

Recent Accounting Pronouncements
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (CODM). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows and financial condition.
Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition.

Note 2 – Earnings Per Share
The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	2023	2022	2021
Weighted average common shares outstanding for basic computations	250.3	263.7	276.4
Weighted average dilutive effect of equity awards	0.9	0.9	1.0
Weighted average common shares outstanding for diluted computations	251.2	264.6	277.4
We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units (RSUs) and performance stock units (PSUs) based on the treasury stock method. There were no significant anti-dilutive equity awards for the years ended December 31, 2023, 2022 and 2021. Basic and diluted weighted average common shares outstanding decreased in 2023 compared to 2022 due to share repurchases.

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

•Rotary and Mission Systems – Designs, manufactures, services and supports various military and commercial helicopters, surface ships, sea and land-based missile defense systems, radar systems, laser systems, sea and air-based mission and combat systems, command and control mission solutions, cyber solutions, and simulation and training solutions.
•Space – Engaged in the research and design, development, engineering and production of satellites, space transportation systems, and strategic, advanced strike, and defensive systems. Space provides network-enabled situational awareness and integrates complex space and ground global systems to help our customers gather, analyze and securely distribute critical intelligence data. Space is also responsible for various classified systems and services in support of vital national security systems. Operating profit for our Space business segment also includes our share of earnings for our 50% ownership interest in ULA, which provides expendable launch services to the U.S. Government and commercial customers. Our investment in ULA totaled $567 million and $571 million at December 31, 2023 and 2022.
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
Summary Operating Results
As discussed in “Note 1 – Organization and Significant Accounting Policies”, effective January 1, 2023, we no longer consider amortization expense related to purchased intangible assets when evaluating the operating performance of our business segments. As a result, intangible asset amortization expense, which was previously included in segment operating profit, is now reported in unallocated items within total consolidated operating profit.
This change has been applied to the amounts below, including the amounts for 2022 and 2021. Sales and operating profit for each of our business segments were as follows (in millions):

	2023	2022	2021
Net sales
Aeronautics	$27,474	$26,987	$26,748
Missiles and Fire Control	11,253	11,317	11,693
Rotary and Mission Systems	16,239	16,148	16,789
Space	12,605	11,532	11,814
Total net sales	$67,571	$65,984	$67,044
Operating profit
Aeronautics	$2,825	$2,867	$2,800
Missiles and Fire Control	1,541	1,637	1,650
Rotary and Mission Systems	1,865	1,906	2,030
Space	1,158	1,057	1,184
Total business segment operating profit	7,389	7,467	7,664
Unallocated items
FAS/CAS pension operating adjustment	1,660	1,709	1,960
Intangible asset amortization expense	(247)	(248)	(285)
Severance and other charges (a)	(92)	(100)	(36)
Other, net	(203)	(480)	(180)
Total unallocated, net	1,118	881	1,459
Total consolidated operating profit	$8,507	$8,348	$9,123
(a)Severance and other charges include severance and other charges totaling $92 million ($73 million, or $0.30 per share, after-tax) associated with severance costs for the planned reduction of certain positions across the corporation and asset impairment charges in 2023; $100 million ($79 million, or $0.31 per share, after-tax) charge related to actions at our RMS business segment, which include severance costs for reduction of positions and asset impairment charges in 2022; and $36 million ($28 million, or $0.10 per share, after-tax) charge associated with plans to close and consolidate certain facilities and reduce total workforce within our RMS business segment in 2021.

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
Intersegment Sales
Sales between our business segments are excluded from our consolidated and segment operating results as these activities are eliminated in consolidation. Intersegment sales for each of our business segments were as follows (in millions):

	2023	2022	2021
Intersegment sales
Aeronautics	$303	$249	$219
Missiles and Fire Control	688	627	618
Rotary and Mission Systems	2,125	1,930	1,895
Space	358	381	360
Total intersegment sales	$3,474	$3,187	$3,092

Disaggregation of Net Sales
Net sales by products and services, contract type, customer category and geographic region for each of our business segments were as follows (in millions):

	2023
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$22,758	$9,919	$12,913	$10,675	$56,265
Services	4,716	1,334	3,326	1,930	11,306
Total net sales	$27,474	$11,253	$16,239	$12,605	$67,571
Net sales by contract type
Fixed-price	$18,664	$7,661	$10,403	$3,276	$40,004
Cost-reimbursable	8,810	3,592	5,836	9,329	27,567
Total net sales	$27,474	$11,253	$16,239	$12,605	$67,571
Net sales by customer
U.S. Government	$18,311	$7,769	$10,961	$12,382	$49,423
International (a)	9,034	3,473	4,983	154	17,644
U.S. commercial and other	129	11	295	69	504
Total net sales	$27,474	$11,253	$16,239	$12,605	$67,571
Net sales by geographic region
United States	$18,440	$7,780	$11,256	$12,451	$49,927
Europe	4,898	786	1,265	62	7,011
Asia Pacific	2,800	687	2,275	89	5,851
Middle East	987	1,844	721	2	3,554
Other	349	156	722	1	1,228
Total net sales	$27,474	$11,253	$16,239	$12,605	$67,571

	2022
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$22,870	$10,048	$12,811	$9,737	$55,466
Services	4,117	1,269	3,337	1,795	10,518
Total net sales	$26,987	$11,317	$16,148	$11,532	$65,984
Net sales by contract type
Fixed-price	$19,431	$8,014	$10,460	$3,064	$40,969
Cost-reimbursable	7,556	3,303	5,688	8,468	25,015
Total net sales	$26,987	$11,317	$16,148	$11,532	$65,984
Net sales by customer
U.S. Government	$18,026	$7,814	$11,331	$11,344	$48,515
International (a)	8,811	3,496	4,470	154	16,931
U.S. commercial and other	150	7	347	34	538
Total net sales	$26,987	$11,317	$16,148	$11,532	$65,984
Net sales by geographic region
United States	$18,176	$7,821	$11,678	$11,378	$49,053
Europe	4,303	1,020	857	87	6,267
Asia Pacific	2,970	461	1,994	54	5,479
Middle East	1,103	1,858	823	12	3,796
Other	435	157	796	1	1,389
Total net sales	$26,987	$11,317	$16,148	$11,532	$65,984

	2021
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$22,631	$10,269	$13,483	$10,052	$56,435
Services	4,117	1,424	3,306	1,762	10,609
Total net sales	$26,748	$11,693	$16,789	$11,814	$67,044
Net sales by contract type
Fixed-price	$19,734	$8,079	$11,125	$2,671	$41,609
Cost-reimbursable	7,014	3,614	5,664	9,143	25,435
Total net sales	$26,748	$11,693	$16,789	$11,814	$67,044
Net sales by customer
U.S. Government	$17,262	$8,341	$11,736	$10,811	$48,150
International (a)	9,403	3,346	4,719	971	18,439
U.S. commercial and other	83	6	334	32	455
Total net sales	$26,748	$11,693	$16,789	$11,814	$67,044
Net sales by geographic region
United States	$17,345	$8,347	$12,070	$10,843	$48,605
Europe	3,973	910	909	968	6,760
Asia Pacific	3,644	292	2,178	(6)	6,108
Middle East	1,351	2,066	827	9	4,253
Other	435	78	805	—	1,318
Total net sales	$26,748	$11,693	$16,789	$11,814	$67,044
(a)International sales include FMS contracted through the U.S. Government, direct commercial sales with international governments and commercial and other sales to international customers.
Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented approximately 26% of our consolidated net sales during 2023 and 27% during both 2022 and 2021.
Capital Expenditures and PP&E Depreciation and Software Amortization

	2023	2022	2021
Capital expenditures
Aeronautics	$535	$461	$477
Missiles and Fire Control	252	253	304
Rotary and Mission Systems	220	266	279
Space	455	391	305
Total business segment capital expenditures	1,462	1,371	1,365
Corporate activities	229	299	157
Total capital expenditures	$1,691	$1,670	$1,522
PP&E depreciation and software amortization
Aeronautics	$416	$383	$348
Missiles and Fire Control	175	160	153
Rotary and Mission Systems	220	245	250
Space	221	201	205
Total business segment depreciation and amortization	1,032	989	956
Corporate activities (a)	398	415	408
Total depreciation and amortization	$1,430	$1,404	$1,364
(a)Includes amortization of purchased intangibles.

Assets
Total assets for each of our business segments were as follows (in millions):

	2023	2022
Assets
Aeronautics	$13,167	$12,055
Missiles and Fire Control	5,703	5,788
Rotary and Mission Systems	17,521	17,988
Space	6,560	6,351
Total business segment assets	42,951	42,182
Corporate assets (a)	9,505	10,698
Total assets	$52,456	$52,880
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

	2023	2022
Receivables, net	$2,132	$2,505
Contract assets	13,183	12,318
Contract liabilities	9,190	8,488
Receivables, net consist of approximately $1.4 billion from the U.S. Government and $749 million from other governments and commercial customers as of December 31, 2023. Substantially all accounts receivable at December 31, 2023 are expected to be collected in 2024. We do not believe we have significant exposure to credit risk as the majority of our accounts receivable are due from the U.S. Government either as the ultimate customer or in connection with foreign military sales.
Contract assets are net of progress payments and performance based payments from our customers as well as advance payments from non-U.S. government customers totaling approximately $50.5 billion and $47.0 billion as of December 31, 2023 and 2022. Contract assets increased $865 million during 2023, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during 2023 for which we have not yet billed our customers (primarily on the F-35 program at Aeronautics). There were no significant credit or impairment losses related to our contract assets during 2023 and 2022. We expect to bill our customers for the majority of the December 31, 2023 contract assets during 2024.
Contract liabilities increased $702 million during 2023, primarily due to payments received in excess of revenue recognized on these performance obligations. During 2023, we recognized $5.1 billion of our contract liabilities at December 31, 2022 as revenue. During 2022, we recognized $4.8 billion of our contract liabilities at December 31, 2021 as revenue. During 2021, we recognized $4.5 billion of our contract liabilities at December 31, 2020 as revenue.

Note 5 – Inventories
Inventories consisted of the following (in millions):

	2023	2022
Materials, spares and supplies	$606	$599
Work-in-process	2,338	2,297
Finished goods	188	192
Total inventories	$3,132	$3,088
Costs incurred to fulfill a contract in advance of the contract being awarded are included in inventories as work-in-process if we determine that those costs relate directly to a contract or to an anticipated contract that we can specifically identify and determine that contract award is probable, the costs generate or enhance resources that will be used in satisfying performance obligations, and the costs are recoverable (referred to as pre-contract costs). These advanced procurement costs are generally incurred in order to enhance our ability to achieve schedule and certain customer milestones. Pre-contract costs that are initially capitalized in inventory are generally recognized as cost of sales consistent with the transfer of products and services to the customer upon the receipt of the anticipated contract. All other pre-contract costs, including start-up costs, are expensed as incurred. As of December 31, 2023 and 2022, $989 million and $791 million of pre-contract costs were included in inventories. The increase in pre-contract costs as of December 31, 2023 is primarily driven by our Aeronautics business segment (primarily classified contracts).

Note 6 – Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following (in millions):

	2023	2022
Land	$144	$147
Buildings	9,049	8,555
Machinery and equipment	9,908	9,400
Construction in progress	2,081	2,036
Total property, plant and equipment	21,182	20,138
Less: accumulated depreciation	(12,812)	(12,163)
Total property, plant and equipment, net	$8,370	$7,975
Depreciation expense related to plant and equipment was $920 million in 2023, $903 million in 2022 and $904 million in 2021.

Note 7 – Goodwill and Acquired Intangibles
Changes in the carrying amount of goodwill by business segment were as follows (in millions):

	Aeronautics	MFC	RMS	Space	Total
Balance at December 31, 2021	$187	$2,090	$6,759	$1,777	$10,813
Acquisitions	—	—	3	—	3
Other	9	(7)	(36)	(2)	(36)
Balance at December 31, 2022	196	2,083	6,726	1,775	10,780
Other	—	3	15	1	19
Balance at December 31, 2023	$196	$2,086	$6,741	$1,776	$10,799
The gross carrying amounts and accumulated amortization of our acquired intangible assets consisted of the following (useful life in years, $ in millions):

		2023			2022
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived:
Customer programs	9 - 20	$3,186	$(1,897)	$1,289	$3,186	$(1,664)	$1,522
Customer relationships	4 - 10	94	(84)	10	94	(78)	16
Other	3 - 10	72	(46)	26	72	(38)	34
Total finite-lived intangibles		3,352	(2,027)	1,325	3,352	(1,780)	1,572
Indefinite-Lived:
Trademark		887	—	887	887	—	887
Total acquired intangibles		$4,239	$(2,027)	$2,212	$4,239	$(1,780)	$2,459
Acquired finite-lived intangible assets are amortized to expense primarily on a straight-line basis over their estimated useful lives.
Amortization expense for acquired finite-lived intangible assets was $247 million, $248 million and $285 million in 2023, 2022 and 2021. Estimated future amortization expense is as follows: $244 million in 2024; $221 million in 2025; $154 million in 2026; $153 million in 2027; and $148 million in 2028.

Note 8 – Leases
We generally enter into operating lease agreements for facilities, land and equipment. Our ROU operating lease assets were $1.1 billion at December 31, 2023. Operating lease liabilities were $1.2 billion, of which $862 million were classified as noncurrent, at December 31, 2023. New ROU operating lease assets and liabilities entered into during 2023 were $170 million. The weighted average remaining lease term and discount rate for our operating leases were approximately 7 years and 2.9% at December 31, 2023.

We recognized operating lease expense of $273 million in 2023 and $275 million in both 2022 and 2021. In addition, we made cash payments of $267 million for operating leases during 2023, which are included in cash flows from operating activities in our consolidated statement of cash flows.

Future minimum lease commitments at December 31, 2023 were as follows (in millions):

	Total	2024	2025	2026	2027	2028	Thereafter
Operating leases	$1,306	$339	$223	$172	$136	$109	$327
Less: imputed interest	129
Total	$1,177

Note 9 – Income Taxes

Income Tax Provisions

Federal and foreign income tax expense for continuing operations consisted of the following (in millions):

	2023	2022	2021
Federal income tax expense (benefit):
Current	$1,574	$1,618	$1,325
Deferred	(503)	(776)	(194)
Total federal income tax expense	1,071	842	1,131
Foreign income tax expense (benefit):
Current	102	87	93
Deferred	5	19	11
Total foreign income tax expense	107	106	104
Total federal and foreign income tax expense	$1,178	$948	$1,235
Our total net state income tax expense was $115 million for 2023, $124 million for 2022, and $195 million for 2021. State income taxes are allowable costs in establishing prices for the products and services we sell to the U.S. Government. Therefore, state income tax expenses are included in our cost of sales, as general and administrative costs. As a result, the impact of certain transactions on our operating profit and of other matters presented in these consolidated financial statements is disclosed net of state income taxes.

A reconciliation of the U.S. federal statutory income tax expense to actual income tax expense for continuing operations is as follows (in millions):

	2023		2022		2021
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense at the U.S. federal statutory tax rate	$1,701	21.0%	$1,403	21.0%	$1,585	21.0%
Research and development tax credit	(227)	(2.8)	(178)	(2.7)	(118)	(1.6)
Foreign derived intangible income deduction	(185)	(2.3)	(176)	(2.6)	(170)	(2.3)
Tax deductible dividends	(69)	(0.9)	(67)	(1.0)	(65)	(0.9)
Excess tax benefits for stock-based payment awards	(25)	(0.3)	(42)	(0.6)	(28)	(0.4)
Other, net	(17)	(0.2)	8	0.1	31	0.6
Income tax expense	$1,178	14.5%	$948	14.2%	$1,235	16.4%
The rates for all periods benefited from research and development tax credits, tax deductions for foreign derived intangible income, dividends paid to our defined contribution plans with an employee stock ownership plan feature and employee equity awards.
Uncertain Tax Positions

The change in unrecognized tax benefits were as follows (in millions):

	2023	2022	2021
Balance at January 1	$1,622	$69	$50
Additions based on tax positions related to the current year	50	1,572	23
Additions for tax positions of prior years	32	5	30
Reductions for tax positions of prior years	(1,526)	(2)	(19)
Settlements with tax authorities	(33)	(23)	(14)
Other, net	1	1	(1)
Balance at December 31	$146	$1,622	$69
As of December 31, 2022, our liabilities associated with uncertain tax positions were $1.6 billion. For the year ended December 31, 2023, our liabilities associated with uncertain tax positions decreased to $146 million with a corresponding decrease to net deferred tax assets primarily resulting from our analysis of IRS Notice 2023-63 released on September 8, 2023 confirming that certain expenditures incurred in the performance of cost-type contracts are not subject to capitalization. The reduction in uncertain tax positions had an immaterial impact to our effective tax rate. It is reasonably possible that within the next twelve months, our liabilities associated with uncertain tax positions may increase by an immaterial amount.
This uncertain tax position will have an immaterial impact to our effective tax rate if recognized.
We recognize accrued interest and penalties related to unrecognized tax benefits as part of our income tax expense. As of December 31, 2023 and 2022, our accrued interest and penalties related to unrecognized tax benefits were not material.

Deferred Income Taxes
The primary components of our federal and foreign deferred income tax assets and liabilities at December 31 were as follows (in millions):

	2023	2022
Deferred tax assets related to:
Pensions	$1,485	$1,340
Accrued compensation and benefits	731	718
Contract accounting methods	508	510
Research and development expenditures	1,251	2,268
Foreign company operating losses and credits	19	20
Other (a)	487	471
Valuation allowance	(32)	(31)
Deferred tax assets, net	4,449	5,296
Deferred tax liabilities related to:
Goodwill and intangible assets	494	449
Property, plant and equipment	415	503
Other (a)	597	605
Deferred tax liabilities	1,506	1,557
Net deferred tax assets	$2,943	$3,739
(a)Includes deferred tax assets and liabilities related to lease liability and ROU asset.
We and our subsidiaries file federal income tax returns in the U.S. and income tax returns in various foreign jurisdictions. With few exceptions, the statute of limitations for these jurisdictions is no longer open for audit or examination for the years before 2016 with respect to various foreign jurisdictions and before 2018 for federal income taxes in the U.S.
We withdrew from the IRS Compliance Assurance Process (CAP) program in 2022 starting with our 2021 tax return. Examinations of the years 2018 to 2020 remain under IRS review. We are also subject to taxation in various states and foreign jurisdictions including Australia, Canada, India, Italy, Japan, Poland, and the United Kingdom. We are under, or may be subject to, audit or examination and additional assessments by the relevant authorities.
Our federal and foreign income tax payments, net of refunds, were $1.8 billion in 2023, $1.6 billion in 2022 and $1.4 billion in 2021.

Note 10 – Debt
Our total debt consisted of the following (in millions):

	2023	2022
Notes
4.95% due 2025	$500	$500
3.55% due 2026	1,000	1,000
5.10% due 2027	750	750
4.45% due 2028	500	—
1.85% due 2030	400	400
3.90% due 2032	800	800
5.25% due 2033	1,000	1,000
4.75% due 2034	850	—
3.60% due 2035	500	500
4.50% and 6.15% due 2036	1,054	1,054
4.07% due 2042	1,336	1,336
3.80% due 2045	1,000	1,000
4.70% due 2046	1,326	1,326
2.80% due 2050	750	750
4.09% due 2052	1,578	1,578
4.15% due 2053	850	850
5.70% due 2054	1,000	1,000
5.20% due 2055	650	—
4.30% due 2062	650	650
5.90% due 2063	750	750
Other notes with rates from 4.85% to 8.50%, due 2024 to 2041	1,479	1,598
Total debt	18,723	16,842
Less: unamortized discounts and issuance costs	(1,264)	(1,295)
Total debt, net	17,459	15,547
Less: current portion	(168)	(118)
Long-term debt, net	$17,291	$15,429
Revolving Credit Facility
On August 24, 2022, we entered into a new Revolving Credit Agreement (the “Revolving Credit Agreement”) with various banks. The Revolving Credit Agreement consists of a $3.0 billion five-year unsecured revolving credit facility, with the option to increase the commitments under the credit facility by an additional amount of up to $500 million (for an aggregate amount of up to $3.5 billion), subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. Effective August 24, 2023, we extended the expiration date of the Revolving Credit Agreement from August 24, 2027 to August 24, 2028. The Revolving Credit Agreement is available for any of our lawful corporate purposes, including supporting commercial paper borrowings. Borrowings under the Revolving Credit Agreement are unsecured and bear interest at rates set forth in the Revolving Credit Agreement. The Revolving Credit Agreement contains customary representations, warranties and covenants, including covenants restricting ours and certain of our subsidiaries’ ability to encumber assets and our ability to merge or consolidate with another entity. The Revolving Credit Agreement replaces our revolving credit agreement (the “Former Credit Agreement”), which had been scheduled to mature on August 24, 2026. The Former Credit Agreement, which had a total capacity of $3.0 billion and was undrawn, was terminated effective August 24, 2022. There were no borrowings under the Revolving Credit Agreement or the Former Credit Agreement at December 31, 2023 and 2022. As of December 31, 2023 and 2022, we were in compliance with all covenants contained in the Revolving Credit Agreement and Former Credit Agreement, as well as in our debt agreements.
Commercial Paper
We have agreements in place with financial institutions to provide for the issuance of commercial paper. The outstanding balance of commercial paper can fluctuate daily and the amount outstanding during the period may be greater or less than the amount reported at the end of the period. There were no commercial paper borrowings outstanding as of December 31, 2023. We may, as conditions warrant, issue commercial paper backed by our revolving credit agreement to manage the timing of cash flows.
Long Term Debt
On May 25, 2023, we issued a total of $2.0 billion of senior unsecured notes, consisting of $500 million aggregate principal amount of 4.45% Notes due May 15, 2028 (the “2028 Notes”), $850 million aggregate principal amount of 4.75% Notes due February 15, 2034 (the “2034 Notes”) and $650 million aggregate principal amount of 5.20% Notes due February 15, 2055 (the “2055 Notes” and, together with the 2028 Notes and 2034 Notes, the “Notes”) in a registered public offering. Net proceeds of $1,975 million were received from the offering after deducting pricing discounts and debt issuance costs, which are being amortized and recorded as interest expense over the term of the Notes. We will pay interest on the 2028 Notes semi-annually in arrears on May 15 and November 15 with the first payment to be made on November 15, 2023. Additionally, we will pay interest on the 2034 Notes and 2055 Notes on February 15 and August 15 of each year with the first payment made on August 15, 2023. We may, at our option, redeem the Notes of any series in whole or in part at any time and from time to time at a redemption price equal to the greater of 100% of the principal amount of the Notes to be redeemed or an applicable make-whole amount, plus accrued and unpaid interest to the date of redemption. The Notes rank equally in right of payment with all of our existing unsecured and unsubordinated indebtedness.
On October 24, 2022, we issued a total of $4.0 billion of senior unsecured notes, consisting of $500 million aggregate principal amount of 4.95% Notes due 2025 (the “2025 Notes”), $750 million aggregate principal amount of 5.10% Notes due 2027 (the “2027 Notes”), $1.0 billion aggregate principal amount of 5.25% Notes due 2033 (the “2033 Notes”), $1.0 billion aggregate principal amount of 5.70% Notes due 2054 (the “2054 Notes”) and $750 million aggregate principal amount of 5.90% Notes due 2063 (the “2063 Notes” and, together with the 2025 Notes, the 2027 Notes, the 2033 Notes and the 2054 Notes, the “October 2022 Notes”) in a registered public offering. We will pay interest on the 2025 Notes semi-annually in arrears on April 15 and October 15 of each year with the first payment made on April 15, 2023. We will pay interest on the 2033 Notes semi-annually in arrears on January 15 and July 15 of each year with the first payment made on January 15, 2023. We will pay interest on each of 2027 Notes, 2054 Notes and 2063 Notes semi-annually in arrears on May 15 and November 15 of each year with the first payment made on May 15, 2023. We may, at our option, redeem the October 2022 Notes of any series, in whole or in part, at any time at the redemption prices equal to the greater of 100% of the principal amount of the October 2022 Notes to be redeemed or an applicable “make-whole” amount, plus accrued and unpaid interest to the date of redemption. We used the net proceeds from this offering to enter into an accelerated share repurchase (ASR) agreement to repurchase $4.0 billion of our common stock.
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
On May 11, 2022, we used the net proceeds from the May 2022 Notes to redeem all of the outstanding $500 million in aggregate principal amount of our 3.10% Notes due 2023, $750 million in aggregate principal amount of our 2.90% Notes due 2025, and the remaining balance of the net proceeds to redeem $1.0 billion of our outstanding $2.0 billion in aggregate principal amount of our 3.55% Notes due 2026 at their redemption price. We paid make-whole premiums of $13.9 million in connection with the early extinguishments of debt. We incurred losses of $34 million ($26 million, or $0.10 per share, after-tax) on these transactions related to early extinguishments of debt, additional interest expense and other related charges, which was recorded in other non-operating (expense) income, net in our consolidated statements of earnings.
We made interest payments of approximately $832 million, $573 million and $543 million during the years ended December 31, 2023, 2022 and 2021.

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

Salaried employees hired after December 31, 2005 are not eligible to participate in our qualified defined benefit pension plans, but are eligible to participate in a qualified defined contribution plan and other retirement savings plans for which they may qualify. They also have the ability to participate in our retiree medical plans, but we do not subsidize the cost of their participation in those plans as we do with employees hired before January 1, 2006. Over the last few years, we have negotiated similar changes with various labor organizations such that new union represented employees do not participate in our defined benefit pension plans. Our defined benefit pension plans for salaried employees were fully frozen effective January 1, 2020, at which time such employees no longer earn additional benefits under the defined benefit pension plans and were transitioned to a defined contribution retirement savings plan.
We continue to take actions to mitigate the effect of our defined benefit pension plans on our financial results by reducing the volatility and size of our net pension obligations. During the fourth quarter of 2023, a voluntary offering was made to certain former employees who had not yet commenced receiving their vested benefit payments. Total settlement payments of $414 million for approximately 6,500 participants were made from the defined benefit pension trust with a similar corresponding reduction in benefit obligation. During the second quarter of 2022, we purchased group annuity contracts to transfer $4.3 billion of gross defined benefit pension obligations and related plan assets to an insurance company for approximately 13,600 U.S. retirees and beneficiaries. In connection with this transaction, we recognized a noncash, non-operating pension settlement charge of $1.5 billion for the affected plans in the quarter ended June 26, 2022, which represents the accelerated recognition of actuarial losses that were included in the accumulated other comprehensive loss (AOCL) account within stockholders’ equity. Similarly, during the third quarter of 2021, we purchased group annuity contracts to transfer $4.9 billion of gross defined benefit pension obligations and related plan assets to an insurance company for approximately 18,000 U.S. retirees and beneficiaries, and in connection recognized a noncash pension settlement charge of $1.7 billion.
Qualified Defined Benefit Pension Plans and Retiree Medical and Life Insurance Plans
FAS Income (Expense)
The pretax FAS income (expense) related to our qualified defined benefit pension plans and retiree medical and life insurance plans included the following (in millions):

	Qualified Defined Benefit Pension Plans			Retiree Medical and Life Insurance Plans
	2023	2022	2021	2023	2022	2021
Operating:
Service cost	$(65)	$(87)	$(106)	$(5)	$(9)	$(13)
Non-operating:
Interest cost	(1,459)	(1,289)	(1,220)	(68)	(49)	(53)
Expected return on plan assets	1,722	1,854	2,146	103	136	141
Recognized net actuarial (losses) gains	(168)	(425)	(902)	31	46	—
Amortization of prior service credits (costs)	348	359	349	(10)	(27)	(37)
Settlement charge	—	(1,470)	(1,665)	—	—	—
Non-service FAS income (expense)	443	(971)	(1,292)	56	106	51
Total FAS income (expense)	$378	$(1,058)	$(1,398)	$51	$97	$38

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

Funded Status

The following table provides a reconciliation of benefit obligations, plan assets and net (unfunded) funded status of our qualified defined benefit pension plans and our retiree medical and life insurance plans (in millions):

	Qualified Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
	2023	2022	2023	2022
Change in benefit obligation
Beginning balance (a)	$28,698	$43,447	$1,359	$1,839
Service cost	65	87	5	9
Interest cost	1,459	1,289	68	49
Actuarial losses (gains) (b)	731	(10,270)	27	(396)
Settlements (c)	(414)	(4,309)	—	—
Plan amendments	6	186	1	1
Benefits paid	(1,586)	(1,732)	(192)	(207)
Medicare Part D subsidy	—	—	1	3
Participants’ contributions	—	—	59	61
Ending balance (a)	$28,959	$28,698	$1,328	$1,359
Change in plan assets
Beginning balance at fair value	$23,228	$35,192	$1,656	$2,169
Actual return on plan assets (d)	1,572	(5,923)	190	(381)
Settlements (c)	(414)	(4,309)	—	—
Benefits paid	(1,586)	(1,732)	(192)	(207)
Company contributions	—	—	1	11
Medicare Part D subsidy	—	—	1	3
Participants’ contributions	—	—	59	61
Ending balance at fair value	$22,800	$23,228	$1,715	$1,656
(Unfunded) funded status of the plans	$(6,159)	$(5,470)	$387	$297
(a)Benefit obligation balances represent the projected benefit obligation for our qualified defined benefit pension plans, which is approximately equal to accumulated benefit obligation, and accumulated benefit obligation for our retiree medical and life insurance plans.
(b)Actuarial losses for our qualified defined benefit pension plans in 2023 primarily reflect a decrease in the discount rate from 5.25% at December 31, 2022 to 5.00% at December 31, 2023, which increased benefit obligations by approximately $765 million. Actuarial losses for our retiree medical and life insurance plans in 2023 reflect a decrease in the discount rate from 5.25% at December 31, 2022 to 5.00% at December 31, 2023. Actuarial gains for our qualified defined benefit pension plans in 2022 primarily reflect an increase in the discount rate from 2.875% at December 31, 2021 to 5.25% at December 31, 2022, which decreased benefit obligations by $10.2 billion. Actuarial gains for our retiree medical and life insurance plans in 2022 reflect an increase in the discount rate from 2.750% at December 31, 2021 to 5.25% at December 31, 2022, which decreased benefit obligations by $335 million.
(c)Qualified defined benefit pension plans settlements in 2023 include $414 million in the form of lump-sum settlement payments to former employees who had not commenced receiving their vested benefit payments. The settlement payments had no impact on year 2023 FAS pension income. Qualified defined benefit pension plan settlements in 2022 represent the transfer of gross defined benefit pension obligations and related plan assets to insurance companies pursuant to group annuity contracts purchased in the second quarter of 2022 as described above.
(d)Actual return on plan assets for our qualified defined benefit pension plans was approximately 7% in 2023 and (18)% in 2022.

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

The following table provides amounts recognized on our consolidated balance sheets related to our qualified defined benefit pension plans and our retiree medical and life insurance plans (in millions):

	Qualified Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
	2023	2022	2023	2022
Other noncurrent assets	$3	$2	$387	$297
Accrued pension liabilities	(6,162)	(5,472)	—	—
Net (unfunded) funded status of the plans	$(6,159)	$(5,470)	$387	$297
Differences between the actual return and expected return on plan assets during the year, and changes in the benefit obligation for our qualified defined benefit pension plans and retiree medical and life insurance plans due to changes in the annual valuation assumptions, generate actuarial gains or losses. Additionally, the benefit obligation for our qualified defined benefit pension plans and retiree medical and life insurance plans may increase or decrease as a result of plan amendments that affect the benefits to plan participants related to service for periods prior to the effective date of the amendment, which generates prior service costs or credits. Actuarial gains or losses, and prior service costs or credits, are initially deferred in accumulated other comprehensive loss and subsequently amortized for each plan into income or (expense) on a straight-line basis either over the average remaining life expectancy of plan participants or over the average remaining service period of plan participants, subject to certain thresholds.

The following table provides the amount of actuarial gains or losses, and prior service costs or credits, recognized in accumulated other comprehensive loss related to qualified defined benefit pension plans and retiree medical and life insurance plans at December 31 (in millions):

	Qualified Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
	2023	2022	2023	2022
Accumulated other comprehensive (loss) pre-tax related to:
Net actuarial (losses) gains	$(10,999)	$(10,287)	$416	$387
Prior service (costs) credits	(15)	339	(2)	(10)
Total	$(11,014)	$(9,948)	$414	$377
Estimated tax	2,339	2,117	(87)	(79)
Net amount recognized in accumulated other comprehensive (loss)	$(8,675)	$(7,831)	$327	$298

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

	Incurred but Not Yet Recognized in FAS Expense			Recognition of Previously Deferred Amounts
	2023	2022	2021	2023	2022	2021
Actuarial gains and (losses)
Qualified defined benefit pension plans	$(698)	$1,952	$2,987	$(133)	$(1,490)	$(2,019)
Retiree medical and life insurance plans	47	(95)	342	25	36	—
Other plans	(33)	165	76	(8)	(39)	(24)
	(684)	2,022	3,405	(116)	(1,493)	(2,043)
Net prior service credit and (cost)
Qualified defined benefit pension plans	(5)	(146)	(1)	274	283	274
Retiree medical and life insurance plans	(1)	(1)	—	(8)	(22)	(29)
Other plans	1	(2)	—	(1)	7	11
	(5)	(149)	(1)	265	268	256
Total	$(689)	$1,873	$3,404	$149	$(1,225)	$(1,787)
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

	Qualified Defined Benefit Pension Plans			Retiree Medical and Life Insurance Plans
	2023	2022	2021	2023	2022	2021
Weighted average discount rate (a)	5.000%	5.250%	2.875%	5.000%	5.250%	2.750%
Expected long-term rate of return on assets (a)	6.50%	6.50%	6.50%	6.50%	6.50%	6.50%
Health care trend rate assumed for next year				8.00%	7.25%	7.50%
Ultimate health care trend rate				4.50%	4.50%	4.50%
Year ultimate health care trend rate is reached				2038	2034	2034
(a)A pension discount rate of 4.75% was used for the applicable plans following the transaction and remeasurement recognized in the second quarter of 2022.

The long-term rate of return assumption represents the expected long-term rate of earnings on the funds invested, or to be invested, to provide for the benefits included in the benefit obligations. That assumption is based on several factors including historical market index returns, the anticipated long-term allocation of plan assets, the historical return data for the trust funds, plan expenses and the potential to outperform market index returns. The actual investment return for our qualified defined benefit plans during 2023 was approximately 7.00%.

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

	December 31, 2023				December 31, 2022
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Investments measured at fair value
Cash and cash equivalents (a)	$1,789	$1,789	$—	$—	$1,952	$1,952	$—	$—
Equity (a):
U.S. equity securities	2,802	2,715	8	79	3,162	3,060	6	96
International equity securities	1,875	1,853	—	22	2,298	2,245	17	36
Commingled equity funds	423	163	260	—	459	183	276	—
Fixed income (a):
Corporate debt securities	4,510	—	4,495	15	4,491	—	4,272	219
U.S. Government securities	2,376	—	2,376	—	2,219	—	2,219	—
U.S. Government-sponsored enterprise securities	1,120	—	1,120	—	572	—	572	—
Interest rate swaps, net	(1,284)		(1,284)		(1,165)	—	(1,165)	—
Other fixed income investments (b)	1,949	63	725	1,161	1,980	81	680	1,219
Total	$15,560	$6,583	$7,700	$1,277	$15,968	$7,521	$6,877	$1,570
Investments measured at NAV
Commingled equity funds	—				—
Other fixed income investments	826				730
Private equity funds	4,951				4,703
Real estate funds	3,267				3,383
Hedge funds	847				689
Total investments measured at NAV	9,891				9,505
Loan, net (c)	(497)				(497)
(Payables) Receivables, net	(439)				(92)
Total	$24,515				$24,884
(a)Cash and cash equivalents, equity securities and fixed income securities include derivative assets and liabilities with fair values that were not material as of December 31, 2023 and 2022. LMIMCo’s investment policies restrict the use of derivatives to either establish long or short exposures for purposes consistent with applicable investment mandate guidelines or to hedge risks to the extent of a plan’s current exposure to such risks. Most derivative transactions are settled on a daily basis.
(b)Level 3 investments include $1.1 billion at both December 31, 2023 and at December 31, 2022 related to buy-in contracts.
(c)The Lockheed Martin Corporation Master Retirement Trust (MRT) obtained a loan from a third-party financial institution, collateralized by private equity investments, to invest in fixed income securities.

Changes in the fair value of plan assets categorized as Level 3 during 2023 and 2022 were not significant.
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

Real estate funds consist of partnerships and similar vehicles, for which the NAV is based on valuation models and periodic appraisals. These funds typically have terms between eight and 10 years.
Hedge funds generally consist of separate accounts and commingled funds, for which the NAV is generally based on the valuation of the underlying investments. Redemptions in hedge funds generally range from a minimum of one month to several months.
Contributions and Expected Benefit Payments
The required funding of our qualified defined benefit pension plans is determined in accordance with ERISA, as amended, and in a manner consistent with CAS and Internal Revenue Code rules. We made no contributions to our qualified defined benefit pension plans in 2023 and do not plan to make contributions to our qualified defined benefit pension plans in 2024.
The following table presents estimated future benefit payments as of December 31, 2023 (in millions):

	2024	2025	2026	2027	2028	2029– 2033
Qualified defined benefit pension plans	$1,790	$1,860	$1,920	$1,970	$2,000	$10,020
Retiree medical and life insurance plans	130	130	120	120	110	500

We maintain various trusts to fund the obligations of our qualified defined benefit pension plans and retiree medical and life insurance plans. We expect the estimated future benefit payments will be paid using assets in the trusts established for the plans.
Nonqualified Defined Benefit Pension Plans and Other Postemployment Plans
We sponsor nonqualified defined benefit pension plans to provide benefits in excess of qualified plan limits imposed by federal tax law. The gross benefit obligation for these plans was $1.0 billion as of both December 31, 2023 and 2022, most of which was recorded in the other noncurrent liabilities account on our consolidated balance sheet. We have set aside certain assets totaling $615 million and $595 million as of December 31, 2023 and 2022 in a separate trust that we expect to use to pay the benefit obligations under our nonqualified defined benefit pension plans, most of which were recorded in the other noncurrent assets account on our consolidated balance sheet. We record the gross assets on our consolidated balance sheet, rather than netting such assets with the benefit obligation for our nonqualified defined benefit pension plans, because the assets held are diversified and legally the assets may be used to settle other obligations or claims (although that is not our intent). Actuarial losses and unrecognized prior service credits related to our nonqualified defined benefit pension plans that were recorded in accumulated other comprehensive loss, pretax, totaled $347 million and $331 million at December 31, 2023 and 2022. We recognized pretax pension expense of $64 million in 2023, $81 million in 2022 and $56 million in 2021 related to our nonqualified defined benefit pension plans. The assumptions used to determine the benefit obligations and FAS expense for our nonqualified defined benefit pension plans are similar to the assumptions for our qualified defined benefit pension plans described above.
We also sponsor other postemployment and foreign benefit plans, which are accounted for similar to defined benefit pension plans. The benefit obligations, assets, expense, and amounts recorded in accumulated other comprehensive loss for other postemployment and foreign benefit plans were not material to our results of operations, financial position or cash flows.
Defined Contribution Retirement Savings Plans
We maintain a number of defined contribution retirement savings plans, most with 401(k) features, that cover substantially all of our employees. Under the provisions of these plans, employees can make contributions on a before-tax and after-tax basis to investment funds to save for retirement. For most plans, we make employer contributions to the employee accounts that comprise of a company non-elective contribution and a matching contribution. Company matching contributions are automatically invested in an Employee Stock Ownership Plan (ESOP) fund, which primarily invests in shares of our common stock. Plan participants can transfer from the ESOP fund into any investment option provided by the respective plan. Our contributions to defined contribution retirement savings plans were $1.2 billion in 2023 and $1.1 billion in both 2022 and 2021. Our defined contribution retirement savings plans held 26.6 million and 27.4 million shares of our common stock at December 31, 2023 and 2022.

Note 12 – Stockholders’ Equity
At December 31, 2023 and 2022, our authorized capital was composed of 1.5 billion shares of common stock and 50 million shares of series preferred stock. Of the 242 million and 255 million shares of common stock issued and outstanding as of December 31, 2023 and December 31, 2022, 240 million and 254 million shares were considered outstanding for consolidated balance sheet presentation purposes; the remaining shares were held in a separate trust. No shares of preferred stock were issued and outstanding at December 31, 2023 or 2022.
Repurchases of Common Stock
During 2023, we repurchased 13.4 million shares of our common stock for $6.0 billion pursuant to accelerated share repurchase (ASR) agreements and open market purchases. We also retired an additional 1.5 million shares received for no additional consideration in the first quarter of 2023 upon final settlement of an ASR agreement executed in the fourth quarter of 2022. During 2022, we repurchased 18.3 million shares of our common stock for $7.9 billion, including 13.9 million shares of our common stock repurchased pursuant to ASR agreements and the remainder in open market purchases.
The total remaining authorization for future common share repurchases under our share repurchase program was $10.0 billion as of December 31, 2023, including a $6.0 billion increase to the program authorized by our Board of Directors in October 2023. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.
Dividends
We paid dividends totaling $3.1 billion ($12.15 per share) in 2023, $3.0 billion ($11.40 per share) in 2022 and $2.9 billion ($10.60 per share) in 2021. We paid quarterly dividends of $3.00 per share during each of the first three quarters of 2023 and $3.15 per share during the fourth quarter of 2023; $2.80 per share during each of the first three quarters of 2022 and $3.00 per share during the fourth quarter of 2022; and $2.60 per share during each of the first three quarters of 2021 and $2.80 per share during the fourth quarter of 2021.

Accumulated Other Comprehensive Loss
Changes in the balance of AOCL, net of taxes, consisted of the following (in millions):

	Postretirement Benefit Plans (a)	Other, net	AOCL
Balance at December 31, 2020	$(16,155)	$34	$(16,121)
Other comprehensive income (loss) before reclassifications	3,404	(85)	3,319
Amounts reclassified from AOCL
Pension settlement charge (b)	1,310	—	1,310
Recognition of net actuarial losses	733	—	733
Amortization of net prior service credits	(256)	—	(256)
Other	—	9	9
Total reclassified from AOCL	1,787	9	1,796
Total other comprehensive income (loss)	5,191	(76)	5,115
Balance at December 31, 2021	(10,964)	(42)	(11,006)
Other comprehensive income (loss) before reclassifications	1,873	(159)	1,714
Amounts reclassified from AOCL
Pension settlement charge (b)	1,156	—	1,156
Recognition of net actuarial losses	337	—	337
Amortization of net prior service credits	(268)	—	(268)
Other	—	44	44
Total reclassified from AOCL	1,225	44	1,269
Total other comprehensive income (loss)	3,098	(115)	2,983
Balance at December 31, 2022	(7,866)	(157)	(8,023)
Other comprehensive (loss) income before reclassifications	(689)	23	(666)
Amounts reclassified from AOCL
Recognition of net actuarial losses	116	—	116
Amortization of net prior service credits	(265)	—	(265)
Other	—	35	35
Total reclassified from AOCL	(149)	35	(114)
Total other comprehensive (loss) income	(838)	58	(780)
Balance at December 31, 2023	$(8,704)	$(99)	$(8,803)

(a)AOCL related to postretirement benefit plans is shown net of tax benefits of $2.3 billion at December 31, 2023, $2.1 billion at December 31, 2022 and $3.0 billion at December 31, 2021. These tax benefits include amounts recognized on our income tax returns as current deductions and deferred income taxes, which will be recognized on our tax returns in future years. See “Note 9 – Income Taxes” and “Note 11 – Postretirement Benefit Plans” for more information on our income taxes and postretirement benefit plans.
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
At December 31, 2023, inclusive of the shares reserved for outstanding RSUs and PSUs, we had approximately 8.4 million shares reserved for issuance under the plans. At December 31, 2023, we had no outstanding options to purchase common stock and have not issued stock options to employees since 2012. At December 31, 2023, approximately 6.1 million of the shares reserved for issuance remained available for grant under our stock-based compensation plans. We issue new shares when restrictions on RSUs and PSUs have been satisfied. The minimum vesting period under our equity compensation plan for employees generally is one year, although most RSUs granted annually to executives and other key employees vest over three years. Award agreements may provide for vesting periods between one and three years and in certain circumstances less than one year, pro-rated vesting periods or vesting following termination of employment in the case of death, disability, divestiture, retirement, change of control or layoff. The maximum term of any award is 10 years.
During 2023, 2022 and 2021, we recorded noncash stock-based compensation expense totaling $265 million, $238 million and $227 million, which is included as a component of other unallocated, net on our consolidated statements of earnings. The net impact to earnings for the respective years was $209 million, $188 million and $179 million.
As of December 31, 2023, we had $223 million of unrecognized compensation cost related to nonvested awards, which is expected to be recognized over a weighted average period of 1.8 years. We received zero cash from the exercise of stock options during 2023, $8 million and $28 million during 2022 and 2021. In addition, our income tax liabilities for 2023, 2022 and 2021 were reduced by $78 million, $124 million and $67 million due to recognized tax benefits on stock-based compensation arrangements.
Restricted Stock Units
The following table summarizes activity related to nonvested RSUs:

	Number of RSUs (In thousands)	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2022	877	$371.17
Granted	563	477.05
Vested	(472)	418.36
Forfeited	(46)	421.28
Nonvested at December 31, 2023	922	$409.17

In 2023, we granted certain employees approximately 0.6 million RSUs with a weighted average grant-date fair value of $477.05 per RSU. The grant-date fair value of these RSUs is equal to the closing market price of our common stock on the grant date less a discount to reflect the delay in payment of dividend-equivalent cash payments that are made only upon vesting, which occurs at least one year from the grant date and most often occurs three years from the grant date.
Performance Stock Units
In 2023, we granted certain employees PSUs with an aggregate target award of approximately 0.1 million shares of our common stock. The PSUs generally vest three years from the grant date based on continuous service, with the number of shares earned (0% to 200% of the target award) depending upon the extent to which we achieve certain financial and market performance targets measured over the period from January 1, 2023 through December 31, 2025. About half of the PSUs were valued at a weighted average grant-date fair value of $477.45 per PSU in a manner similar to RSUs mentioned above as the financial targets are based on our operating results. The remaining PSUs were valued at a weighted-average grant-date fair value of $509.11 per PSU using a Monte Carlo model as the performance target is related to our total shareholder return relative to our peer group. We recognize the grant-date fair value of these awards, less estimated forfeitures, as compensation expense ratably over the vesting period.

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
The U.S. Government alleges that Sikorsky and two of its wholly-owned subsidiaries, Derco and SSSI, violated the civil False Claims Act and the Truth in Negotiations Act in connection with a contract the U.S. Navy awarded to SSSI in June 2006 to support the Navy’s T-34 and T-44 fixed-wing turboprop training aircraft. SSSI subcontracted with Derco, primarily to procure and manage spare parts for the training aircraft. The U.S. Government contends that SSSI overbilled the Navy on the contract as the result of Derco’s use of prohibited cost-plus-percentage-of-cost (CPPC) pricing to add profit and overhead costs as a percentage of the price of the spare parts that Derco procured and then sold to SSSI. The U.S. Government also alleges that Derco’s claims to SSSI, SSSI’s claims to the Navy, and SSSI’s yearly Certificates of Final Indirect Costs from 2006 through 2012 were false and that SSSI submitted inaccurate cost or pricing data in violation of the Truth in Negotiations Act for a sole-sourced, follow-on “bridge” contract. The U.S. Government’s complaints assert common law claims for breach of contract and unjust enrichment. On November 29, 2021, the District Court granted the U.S. Government’s motion for partial summary judgment, finding that the Derco-SSSI agreement was a CPPC contract. On October 17, 2023, the District Court ruled on the parties’ cross motions for summary judgment, granting some motions and denying others. Trial on the U.S. Government’s remaining claims is scheduled for May 6, 2024.
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

At December 31, 2023 and 2022, the aggregate amount of liabilities recorded relative to environmental matters was $680 million and $696 million, most of which are recorded in other noncurrent liabilities on our consolidated balance sheets. We have recorded assets for the portion of environmental costs that are probable of future recovery totaling $613 million and $618 million at December 31, 2023 and 2022, most of which are recorded in other noncurrent assets on our consolidated balance sheets. See “Note 1 – Organization and Significant Accounting Policies” for more information.
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
Letters of Credit, Surety Bonds and Third-Party Guarantees
We have entered into standby letters of credit and surety bonds issued on our behalf by financial institutions, and we have directly issued guarantees to third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. We had total outstanding letters of credit and surety bonds aggregating $2.9 billion at both December 31, 2023 and December 31, 2022. Third-party guarantees do not include guarantees issued on behalf of subsidiaries and other consolidated entities.
Additionally, we may guarantee the contractual performance of third parties such as joint venture partners. At December 31, 2023 and 2022, third-party guarantees totaled $1.0 billion and $904 million, of which approximately 75% and 71% related to guarantees of contractual performance of joint ventures to which we currently are or previously were a party. These amounts represent our estimate of the maximum amounts we would expect to incur upon the contractual non-performance of the joint venture, joint venture partners or divested businesses. Generally, we also have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner. Third-party guarantees do not include guarantees issued on behalf of subsidiaries and other consolidated entities.
In determining our exposures, we evaluate the reputation, performance on contractual obligations, technical capabilities and credit quality of our current and former joint venture partners and the transferee under novation agreements all of which include a guarantee as required by the FAR. At December 31, 2023 and 2022, there were no material amounts recorded in our financial statements related to third-party guarantees or novation agreements.
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

Note 15 – Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	December 31, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Mutual funds	$1,025	$1,025	$—	$—	$897	$897	$—	$—
U.S. Government securities	119	—	119	—	118	—	118	—
Other securities	679	333	301	45	660	333	264	63
Derivatives	32	—	32	—	18	—	18	—
Liabilities
Derivatives	200	—	200	—	196	—	196	—

Substantially all assets measured at fair value, other than derivatives, represent assets held in a trust to fund certain of our non-qualified deferred compensation plan and are recorded in other noncurrent assets on our consolidated balance sheets. As of December 31, 2023 and 2022, the fair value of our assets held in the trust totaled $1.8 billion and $1.6 billion. Net gains on these securities were $240 million and $205 million in 2023 and 2021 and net losses of $323 million in 2022. Gains and losses on these investments are included in other unallocated, net within cost of sales on our consolidated statements of earnings in order to align the classification of changes in the market value of investments held for the plan with changes in the value of the corresponding plan liabilities.
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
The aggregate notional amount of our outstanding interest rate swaps was $1.3 billion at both December 31, 2023 and 2022. The aggregate notional amount of our outstanding foreign currency hedges at December 31, 2023 and 2022 was $6.5 billion and $7.3 billion. The fair values of our outstanding interest rate swaps and foreign currency hedges at December 31, 2023 and 2022 were not significant. Derivative instruments did not have a material impact on net earnings and comprehensive income during the years ended December 31, 2023 and 2022. The impact of derivative instruments on our consolidated statements of cash flows is included in net cash provided by operating activities. Substantially all of our derivatives are designated for hedge accounting. See “Note 1 – Organization and Significant Accounting Policies - Derivative financial instruments.”

We also make investments in early-stage companies that we believe are advancing or developing new technologies applicable to our business. Investments that have quoted market prices in active markets (Level 1) are recorded at fair value and reflected in other securities while certain investments are categorized as Level 3 when valuations using observable inputs are unavailable. See “Note 1 – Organization and Significant Accounting Policies - Investments.”

In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $18.5 billion and $16.0 billion at December 31, 2023 and 2022. The outstanding principal amount of debt, including short-term and long-term debt, was $18.7 billion and $16.8 billion at December 31, 2023 and 2022, excluding $1.3 billion of unamortized discounts and issuance costs at both December 31, 2023 and 2022. The estimated fair values of our outstanding debt were determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates and credit spreads (Level 2).

Note 16 – Severance and Other Charges
During the fourth quarter of 2023, we recorded severance and other charges of $92 million ($73 million, or $0.30 per share, after-tax) associated with severance costs for the planned reduction of certain positions across the corporation and asset impairment charges. Upon separation, terminated employees will receive lump-sum severance payments primarily based on years of service, the majority of which are expected to be paid over the next several quarters. This action resulted from a review of our business segments and corporate functions and is intended to improve the efficiency of our operations.
During the fourth quarter of 2022, we recorded severance and other charges totaling $100 million ($79 million, or $0.31 per share, after-tax) related to actions at our RMS business segment, which include severance costs for reduction of positions and asset impairment charges. After a strategic review of RMS, these actions improved the efficiency of our operations and better aligned the organization and cost structure with changing economic conditions and changes in program lifecycles.
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
We generally can recover a portion of severance costs through the pricing of our products and services to the U.S. Government and other customers in future periods, which will be included in our operating results.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2023.
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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Our independent registered public accounting firm has issued a report on the effectiveness of our internal control over financial reporting, which is below.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Regarding Internal Control Over Financial Reporting

Board of Directors and Stockholders
Lockheed Martin Corporation

Opinion on Internal Control over Financial Reporting

We have audited Lockheed Martin Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lockheed Martin Corporation (the Corporation) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Corporation as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated January 23, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Tysons, Virginia
January 23, 2024

ITEM 9B.    Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2023.

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
ITEM 10.     Directors, Executive Officers and Corporate Governance
The information concerning directors required by Item 401 of Regulation S-K is included under the section titled “Director Nominees” in our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year to which this report relates (the 2024 Proxy Statement), and that information is incorporated by reference in this Annual Report on Form 10-K (Form 10-K). Information concerning executive officers required by Item 401 of Regulation S-K is located under Part I, Item 4(a) of this Form 10-K. The information required by Items 407(d)(4) and (d)(5) of Regulation S-K is included in the sections titled “Corporate Governance” and “Audit Committee Report” in the 2024 Proxy Statement, and that information is incorporated by reference in this Form 10-K.
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

ITEM 11.    Executive Compensation
The information required by Item 402 of Regulation S-K is included in the sections titled “Executive Compensation” and “Director Compensation” in the 2024 Proxy Statement and that information is incorporated by reference in this Form 10-K. The information required by Item 407(e)(5) of Regulation S-K is included under the caption “Compensation Committee Report” in the 2024 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 related to the security ownership of management and certain beneficial owners is included in the section titled “Other Information” in the 2024 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.
Equity Compensation Plan Information
The following table provides information about our equity compensation plans that authorize the issuance of shares of Lockheed Martin common stock to employees and directors. The information is provided as of December 31, 2023.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,333,795	$—	6,066,491
Equity compensation plans not approved by security holders (2)	483,204	—	2,503,225
Total	2,816,999	$—	8,569,716

(1)Column (a) includes, as of December 31, 2023: 1,596,538 shares that have been granted as restricted stock units (RSUs) and 653,580 shares that could be earned pursuant to grants of performance stock units (PSUs) (assuming the maximum number of PSUs are earned and payable at the end of the three-year performance period) under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (2020 IPA Plan) or predecessor plans and 83,677 stock units payable in stock or cash under the Lockheed Martin Corporation Amended and Restated Directors Equity Plan (Directors Plan) or predecessor plans for non-employee directors. Column (c) includes, as of December 31, 2023, 5,701,281 shares available for future issuance under the 2020 IPA Plan as options, stock appreciation rights, restricted stock awards, RSUs or PSUs and 365,210 shares available for future issuance under the Directors Plan as stock options and stock units. Vested stock units are payable to directors upon their termination of service from our Board, except that directors who have satisfied the stock ownership guidelines may elect to have payment of awards made after January 1, 2018 (together with any dividend equivalents thereon) made on the first business day of April following the one-year anniversary of the grant.
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

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 404 and 407(a) of Regulation S-K is included in the section titled “Corporate Governance” in the 2024 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 14.    Principal Accounting Fees and Services
The information required by this Item 14 is included in the section titled “Audit Matters” in the 2024 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

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

Page
Report of Independent Registered Public Accounting Firm on the Audited Consolidated Financial Statements	53
Report of Independent Registered Public Accounting Firm Regarding Internal Control Over Financial Reporting	98
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

3.2
Bylaws of Lockheed Martin Corporation, as amended and restated effective February 22, 2023 (incorporated by reference to Exhibit 3.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on February 23, 2023).

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

4.10
Indenture, dated as of April 18, 2023, between Lockheed Martin Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Lockheed Martin Corporation’s Registration Statement on Form S-3 filed with the SEC on April 18, 2023).

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

10.2
Extension Agreement dated as of August 24, 2023, by and among Lockheed Martin Corporation, the lenders listed therein, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on August 24, 2023).

10.3	Non-Employee Director Compensation Summary (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2022).

10.4
Lockheed Martin Corporation Directors Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2023).

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

10.10
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

10.13
Amendment No. 2 to Lockheed Martin Corporation Deferred Management Incentive Compensation Plan, as amended and restated effective January 1, 2020 (incorporated by reference to Exhibit 10.8 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2022).

10.14
Amendment No. 3 to Lockheed Martin Corporation Deferred Management Incentive Compensation Plan, as amended and restated generally effective January 1, 2020 (incorporated by reference to Exhibit 10.13 to Lockheed Martin Corporation's Annual Report on Form 10-K for the year ended December 31, 2022).

10.15
Lockheed Martin Corporation Amended and Restated 2021 Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2023).

10.16
Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on April 23, 2020).

10.17
Form of 2021 Annual Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2021).

10.18
Form of Performance Stock Unit Award Agreement (2021 - 2023 Performance Period) under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2021).

10.19
Form of Long Term Incentive Performance Award Agreement (2021 - 2023 Performance Period) under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2021).

10.20
Form of 2022 Annual Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2022).

10.21
Form of Performance Stock Unit Award Agreement (2022 - 2024 Performance Period) under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2022).

10.22
Form of Long Term Incentive Performance Award Agreement (2022 - 2024 Performance Period) under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2022).

10.23
Form of 2023 Annual Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2023).

10.24
Form of Performance Stock Unit Award Agreement (2023 - 2025 Performance Period) under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2023).

10.25
Form of Long Term Incentive Performance Award Agreement (2023 - 2025 Performance Period) under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2023).

10.26
Amendment to Outstanding Long-Term Incentive Performance and Performance Stock Unit Award Agreements (effective June 24, 2021) (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2021).

10.27
Amendment to Outstanding Long-Term Incentive Performance and Performance Stock Unit Award Agreements (effective February 22, 2023) (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2023).

10.28
Lockheed Martin Corporation Consolidated Supplemental Retirement Benefit Plan, as amended and restated effective October 5, 2018 (incorporated by reference to Exhibit 10.26 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.29
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

10.32
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

10.35
Amendment No. 5 to Lockheed Martin Corporation Executive Severance Plan, as amended and restated effective December 1, 2016 (incorporated by reference to Exhibit 10.40 to Lockheed Martin Corporation’s Annual Report Form 10-K for the year ended December 31, 2022).

21	Subsidiaries of Lockheed Martin Corporation.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of James D. Taiclet pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jesus Malave pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of James D. Taiclet and Jesus Malave pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Recovery of Incentive-Based Compensation from Executive Officers in Event of Accounting Restatement.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

*    Exhibits 10.3 through 10.35 constitute management contracts or compensatory plans or arrangements.

ITEM 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: January 23, 2024	By:	/s/ H. Edward Paul III
H. Edward Paul III
Vice President and Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Titles	Date
/s/ James D. Taiclet	Chairman, President and Chief Executive Officer (Principal Executive Officer)	January 23, 2024
James D. Taiclet
/s/ Jesus Malave	Chief Financial Officer (Principal Financial Officer)	January 23, 2024
Jesus Malave
/s/ H. Edward Paul III	Vice President and Controller (Principal Accounting Officer)	January 23, 2024
H. Edward Paul III
*	Director	January 23, 2024
Daniel F. Akerson
*	Director	January 23, 2024
David B. Burritt
*	Director	January 23, 2024
Bruce A. Carlson
*	Director	January 23, 2024
John M. Donovan
*	Director	January 23, 2024
Joseph F. Dunford, Jr.
*	Director	January 23, 2024
James O. Ellis, Jr.
*	Director	January 23, 2024
Thomas J. Falk
*	Director	January 23, 2024
Ilene S. Gordon
*	Director	January 23, 2024
Vicki A. Hollub
*	Director	January 23, 2024
Jeh C. Johnson
*	Director	January 23, 2024
Debra L. Reed-Klages
*	Director	January 23, 2024
Patricia E. Yarrington
*By Maryanne R. Lavan pursuant to a Power of Attorney executed by the Directors listed above, which has been filed with this Annual Report on Form 10-K.

Date: January 23, 2024	By:	/s/ Maryanne R. Lavan
Maryanne R. Lavan
Attorney-in-fact