Form 10-Q
period 2024-03-31
LOCKHEED MARTIN CORP
filed 2024-04-23
CIK 936468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Large accelerated filer ☒ Accelerated filer ☐ Non–accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 239,938,144 shares of our common stock, $1 par value per share, outstanding as of April 19, 2024.

Lockheed Martin Corporation
Form 10-Q
For the Quarterly Period Ended March 31, 2024

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Lockheed Martin Corporation
Consolidated Statements of Earnings
(unaudited; in millions, except per share data)

	Quarters Ended
	March 31, 2024	March 26, 2023
Net sales
Products	$14,196	$12,526
Services	2,999	2,600
Total net sales	17,195	15,126
Cost of sales
Products	(12,884)	(11,151)
Services	(2,603)	(2,284)
Other unallocated, net	285	355
Total cost of sales	(15,202)	(13,080)
Gross profit	1,993	2,046
Other income (expense), net	36	(9)
Operating profit	2,029	2,037
Interest expense	(255)	(202)
Non-service FAS pension income	16	110
Other non-operating income, net	45	49
Earnings before income taxes	1,835	1,994
Income tax expense	(290)	(305)
Net earnings	$1,545	$1,689

Earnings per common share
Basic	$6.42	$6.63
Diluted	$6.39	$6.61

Cash dividends paid per common share	$3.15	$3.00
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Comprehensive Income
(unaudited; in millions)

	Quarters Ended
	March 31, 2024	March 26, 2023
Net earnings	$1,545	$1,689
Other comprehensive income, net of tax
Postretirement benefit plans
Amortization of actuarial losses and prior service credits, net of tax of $5 million in 2024 and $10 million in 2023	19	(37)
Other, net, net of tax of $0 million in 2024 and $4 million in 2023	(27)	(26)
Other comprehensive (loss), net of tax	(8)	(63)
Comprehensive income	$1,537	$1,626
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Balance Sheets
(in millions, except par value)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,790	$1,442
Receivables, net	2,257	2,132
Contract assets	14,050	13,183
Inventories	3,278	3,132
Other current assets	583	632
Total current assets	22,958	20,521
Property, plant and equipment, net	8,354	8,370
Goodwill	10,789	10,799
Intangible assets, net	2,151	2,212
Deferred income taxes	3,024	2,953
Other noncurrent assets	7,687	7,601
Total assets	$54,963	$52,456
Liabilities and equity
Current liabilities
Accounts payable	$3,523	$2,312
Salaries, benefits and payroll taxes	2,679	3,133
Contract liabilities	8,745	9,190
Current maturities of long-term debt	168	168
Other current liabilities	2,584	2,134
Total current liabilities	17,699	16,937
Long-term debt, net	19,250	17,291
Accrued pension liabilities	6,133	6,162
Other noncurrent liabilities	5,231	5,231
Total liabilities	48,313	45,621
Stockholders’ equity
Common stock, $1 par value per share	239	240
Additional paid-in capital	—	—
Retained earnings	15,222	15,398
Accumulated other comprehensive loss	(8,811)	(8,803)
Total stockholders’ equity	6,650	6,835
Total liabilities and equity	$54,963	$52,456
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Cash Flows
(unaudited; in millions)

	Quarters Ended
	March 31, 2024	March 26, 2023
Operating activities
Net earnings	$1,545	$1,689
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	351	325
Stock-based compensation	61	57
Deferred income taxes	(77)	(117)
Changes in assets and liabilities
Receivables, net	(125)	(78)
Contract assets	(867)	(871)
Inventories	(146)	(383)
Accounts payable	1,301	1,217
Contract liabilities	(445)	(152)
Income taxes	341	414
Qualified defined benefit pension plans	(1)	(94)
Other, net	(303)	(443)
Net cash provided by operating activities	1,635	1,564
Investing activities
Capital expenditures	(378)	(294)
Other, net	6	35
Net cash used for investing activities	(372)	(259)
Financing activities
Issuance of long-term debt, net of related costs	1,980	—
Repurchases of common stock	(1,000)	(500)
Dividends paid	(780)	(784)
Other, net	(115)	(128)
Net cash provided by (used for) financing activities	85	(1,412)
Net change in cash and cash equivalents	1,348	(107)
Cash and cash equivalents at beginning of period	1,442	2,547
Cash and cash equivalents at end of period	$2,790	$2,440
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2023	$240	$—	$15,398	$(8,803)	$6,835
Net earnings	—	—	1,545	—	1,545
Other comprehensive income, net of tax	—	—	—	(8)	(8)
Dividends declared	—	—	(763)	—	(763)
Repurchases of common stock	(2)	(40)	(958)	—	(1,000)
Stock-based awards, ESOP activity and other	1	40	—	—	41
Balance at March 31, 2024	$239	$—	$15,222	$(8,811)	$6,650

Balance at December 31, 2022	$254	$92	$16,943	$(8,023)	$9,266
Net earnings	—	—	1,689	—	1,689
Other comprehensive income, net of tax	—	—	—	(63)	(63)
Dividends declared	—	—	(768)	—	(768)
Repurchases of common stock	(1)	(113)	(386)	—	(500)
Stock-based awards, ESOP activity and other	1	21	—	—	22
Balance at March 26, 2023	$254	$—	$17,478	$(8,086)	$9,646
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
We close our books and records on the last Sunday of the interim calendar quarter, which was on March 31 for the first quarter of 2024 and March 26 for the first quarter of 2023, to align our financial closing with our business processes. The consolidated financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods as our fiscal year ends on December 31.
The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the full year or future periods. Unless otherwise noted, we present all per share amounts cited in these consolidated financial statements on a “per diluted share” basis. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Form 10-K).
NOTE 2 - EARNINGS PER COMMON SHARE
The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended
	March 31, 2024	March 26, 2023
Weighted average common shares outstanding for basic computations	240.7	254.7
Weighted average dilutive effect of equity awards	0.9	1.0
Weighted average common shares outstanding for diluted computations	241.6	255.7
We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units (RSUs) and performance stock units (PSUs) based on the treasury stock method. There were no significant anti-dilutive equity awards during the quarters ended March 31, 2024 and March 26, 2023. Basic and diluted weighted average common shares outstanding decreased in 2024 compared to 2023 due to share repurchases. See “Note 9 - Stockholders’ Equity” for more information.

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
Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended
	March 31, 2024	March 26, 2023
Net sales
Aeronautics	$6,845	$6,269
Missiles and Fire Control	2,993	2,388
Rotary and Mission Systems	4,088	3,510
Space	3,269	2,959
Total net sales	$17,195	$15,126
Operating profit
Aeronautics	$679	$675
Missiles and Fire Control	311	377
Rotary and Mission Systems	430	350
Space	325	280
Total business segment operating profit	1,745	1,682
Unallocated items
FAS/CAS pension operating adjustment	406	415
Intangible asset amortization expense	(61)	(62)
Other, net	(61)	2
Total unallocated items	284	355
Total consolidated operating profit	$2,029	$2,037
Intersegment sales
Aeronautics	$70	$53
Missiles and Fire Control	202	146
Rotary and Mission Systems	586	489
Space	107	86
Total intersegment sales	$965	$774
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Disaggregation of Net Sales
Net sales by products and services, contract type, customer, and geographic region were as follows (in millions):

	Quarters Ended March 31, 2024
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$5,592	$2,664	$3,241	$2,699	$14,196
Services	1,253	329	847	570	2,999
Total net sales	$6,845	$2,993	$4,088	$3,269	$17,195
Net sales by contract type
Fixed-price	$4,584	$1,996	$2,477	$900	$9,957
Cost-reimbursable	2,261	997	1,611	2,369	7,238
Total net sales	$6,845	$2,993	$4,088	$3,269	$17,195
Net sales by customer
U.S. Government	$4,666	$2,167	$2,840	$3,162	$12,835
International (a)	2,152	824	1,162	68	4,206
U.S. commercial and other	27	2	86	39	154
Total net sales	$6,845	$2,993	$4,088	$3,269	$17,195
Net sales by geographic region
United States	$4,693	$2,169	$2,926	$3,201	$12,989
Europe	1,211	245	269	18	1,743
Asia Pacific	636	187	540	46	1,409
Middle East	203	370	162	4	739
Other	102	22	191	—	315
Total net sales	$6,845	$2,993	$4,088	$3,269	$17,195

	Quarter Ended March 26, 2023
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$5,156	$2,089	$2,792	$2,489	$12,526
Services	1,113	299	718	470	2,600
Total net sales	$6,269	$2,388	$3,510	$2,959	$15,126
Net sales by contract type
Fixed-price	$4,312	$1,618	$2,208	$764	$8,902
Cost-reimbursable	1,957	770	1,302	2,195	6,224
Total net sales	$6,269	$2,388	$3,510	$2,959	$15,126
Net sales by customer
U.S. Government	$4,117	$1,581	$2,423	$2,908	$11,029
International (a)	2,114	805	1,020	45	3,984
U.S. commercial and other	38	2	67	6	113
Total net sales	$6,269	$2,388	$3,510	$2,959	$15,126
Net sales by geographic region
United States	$4,155	$1,583	$2,490	$2,914	$11,142
Europe	1,130	211	225	23	1,589
Asia Pacific	675	102	438	22	1,237
Middle East	225	455	186	—	866
Other	84	37	171	—	292
Total net sales	$6,269	$2,388	$3,510	$2,959	$15,126

(a)International sales include foreign military sales (FMS) contracted through the U.S. Government and direct commercial sales to international governments and other international customers.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Our Aeronautics business segment includes our largest program, the F-35 Lightning II, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented approximately 25% of our total consolidated net sales for the quarter ended March 31, 2024 and 26% of our total consolidated net sales for the quarter ended March 26, 2023.
Assets
Total assets for each of our business segments were as follows (in millions):

	March 31, 2024	December 31, 2023
Assets
Aeronautics	$13,695	$13,167
Missiles and Fire Control	5,786	5,703
Rotary and Mission Systems	17,454	17,521
Space	6,862	6,560
Total business segment assets	43,797	42,951
Corporate assets (a)	11,166	9,505
Total assets	$54,963	$52,456
(a)Corporate assets primarily include cash and cash equivalents, deferred income taxes, assets for the portion of environmental costs that are probable of future recovery, property, plant and equipment used in our corporate operations, assets held in a trust for deferred compensation plans, and investments in early-stage companies.
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

	March 31, 2024	December 31, 2023
Contract assets	$14,050	$13,183
Contract liabilities	8,745	9,190
Contract assets increased $867 million during the quarter ended March 31, 2024, due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the quarter ended March 31, 2024 for which we have not yet billed our customers. There were no significant credit or impairment losses related to our contract assets during the quarters ended March 31, 2024 and March 26, 2023.
Contract liabilities decreased $445 million during the quarter ended March 31, 2024, primarily due to revenue recognized in excess of payments received on these performance obligations. During the quarter ended March 31, 2024, we recognized $2.4 billion of our contract liabilities at December 31, 2023 as revenue. During the quarter ended March 26, 2023, we recognized $2.2 billion of our contract liabilities at December 31, 2022 as revenue.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
NOTE 5 - INVENTORIES
Inventories consisted of the following (in millions):

	March 31, 2024	December 31, 2023
Materials, spares and supplies	$640	$606
Work-in-process	2,443	2,338
Finished goods	195	188
Total inventories	$3,278	$3,132
Costs incurred to fulfill a contract in advance of the contract being awarded are included in inventories as work-in-process if we determine that those costs relate directly to a contract or to an anticipated contract that we can specifically identify and determine that contract award is probable, the costs generate or enhance resources that will be used in satisfying performance obligations, and the costs are recoverable (referred to as pre-contract costs). These advanced procurement costs are generally incurred in order to enhance our ability to achieve schedule and certain customer milestones. Pre-contract costs that are initially capitalized in inventory are generally recognized as cost of sales consistent with the transfer of products and services to the customer upon the receipt of the anticipated contract. All other pre-contract costs, including start-up costs, are expensed as incurred. As of March 31, 2024 and December 31, 2023, $1.1 billion and $989 million of pre-contract costs (primarily the F-35 program and classified contracts at our Aeronautics business segment) were included in inventories.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
NOTE 6 - POSTRETIREMENT BENEFIT PLANS
FAS income
The pretax FAS income related to our qualified defined benefit pension plans and retiree medical and life insurance plans consisted of the following (in millions):

	Quarters Ended
	March 31, 2024	March 26, 2023
Qualified defined benefit pension plans
Operating:
Service cost	$(15)	$(16)
Non-operating:
Interest cost	(349)	(365)
Expected return on plan assets	393	430
Amortization of actuarial losses	(65)	(42)
Amortization of prior service credits	37	87
Non-service FAS pension income	16	110
Total FAS pension income	$1	$94
Retiree medical and life insurance plans
Operating:
Service cost	$(1)	$(1)
Non-operating:
Interest cost	(16)	(17)
Expected return on plan assets	27	26
Amortization of actuarial gains	9	8
Amortization of prior service costs	(1)	(3)
Non-service FAS retiree medical and life income	19	14
Total FAS retiree medical and life income	$18	$13
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
The amortization of net actuarial losses or gains and prior service credits or costs in the table above, along with similar costs related to our other postretirement benefit plans ($4 million for the quarter ended March 31, 2024 and $3 million for the quarter ended March 26, 2023) were reclassified from accumulated other comprehensive loss (AOCL) and recorded as a component of FAS income for the periods presented. These costs totaled $24 million, ($19 million, net of tax) during the quarter ended March 31, 2024, and $(47) million ($(37) million, net of tax) during the quarter ended March 26, 2023.
Funding Requirements
The required funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended, along with consideration of CAS and Internal Revenue Code rules. We made no contributions to our qualified defined benefit pension plans during the quarters ended March 31, 2024 and March 26, 2023.

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
At March 31, 2024 and December 31, 2023, the aggregate amount of liabilities recorded relative to environmental matters was $677 million and $680 million, most of which are recorded in other noncurrent liabilities on our consolidated balance sheets. We have recorded assets for the portion of environmental costs that are probable of future recovery totaling $611 million and $613 million at March 31, 2024 and December 31, 2023, most of which are recorded in other noncurrent assets on our consolidated balance sheets.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
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
In addition to the proceedings and potential proceedings discussed above, potential new regulations concerning perchlorate and hexavalent chromium at the federal and state level could increase our cleanup costs. If substantially lower cleanup standards are adopted for perchlorate or for hexavalent chromium, we expect a material increase in both our estimates for environmental liabilities and the related assets for the portion of costs that are probable of future recovery. The amount that would be allocable to our non-U.S. government contracts or that is determined not to be recoverable under U.S. Government contracts would be expensed, which may have a material effect on our earnings in any particular interim reporting period.
We also are evaluating the potential impact of new, existing, and contemplated requirements addressing a class of chemicals known generally as per- and polyfluoroalkyl substances (PFAS). PFAS are common and appear in products such as fire-fighting foams and stain- and stick-resistant products (e.g., Teflon, stain-resistant fabrics) and have been used in manufacturing processes. Regulations requiring very low PFAS contaminant levels in drinking water could eventually lead to increased cleanup costs at a number of our environmental remediation sites.
Letters of Credit, Surety Bonds and Third-Party Guarantees
We have entered into standby letters of credit and surety bonds issued on our behalf by financial institutions, and we have directly issued guarantees to third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. We had total outstanding letters of credit and surety bonds aggregating $2.7 billion and $2.9 billion at March 31, 2024 and December 31, 2023.
Additionally, we may guarantee the contractual performance of third parties such as joint venture partners. At March 31, 2024 and December 31, 2023, third-party guarantees totaled $364 million and $1.0 billion, of which approximately 29% and 75% related to guarantees of contractual performance of joint ventures to which we currently are or previously were a party. These amounts represent our estimate of the maximum amounts we would expect to incur upon the contractual non-performance of the joint venture, joint venture partners or divested businesses. Generally, we also have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner. Third-party guarantees do not include guarantees issued on behalf of subsidiaries and other consolidated entities.
In determining our exposures, we evaluate the reputation, performance on contractual obligations, technical capabilities and credit quality of our current and former joint venture partners and the transferee under novation agreements all of which include a guarantee as required by the FAR. At March 31, 2024 and December 31, 2023, there were no material amounts recorded in our financial statements related to third-party guarantees or novation agreements.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
monthly warranty payments. Warranty obligations incurred in connection with long-term production contracts are accounted for within the contract estimates at completion.
NOTE 8 - FAIR VALUE MEASUREMENTS
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	March 31, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Mutual funds	$985	$985	$—	$—	$1,025	$1,025	$—	$—
U.S. Government securities	101	—	101	—	119	—	119	—
Other securities	698	338	315	45	679	333	301	45
Derivatives	15	—	15	—	32	—	32	—
Liabilities
Derivatives	221	—	221	—	200	—	200	—
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
The aggregate notional amount of our outstanding interest rate swaps was $1.3 billion at both March 31, 2024 and December 31, 2023. The aggregate notional amount of our outstanding foreign currency hedges was $6.2 billion and $6.5 billion at March 31, 2024 and December 31, 2023. The fair values of our outstanding interest rate swaps and foreign currency hedges at March 31, 2024 and December 31, 2023 were not significant. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters ended March 31, 2024 and March 26, 2023. The impact of derivative instruments on our consolidated statements of cash flows is included in net cash provided by operating activities. Substantially all of our derivatives are designated for hedge accounting.
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
In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $19.9 billion and $18.5 billion at March 31, 2024 and December 31, 2023. The outstanding principal amount of debt, including short-term and long-term debt, was $20.7 billion and $18.7 billion at March 31, 2024 and December 31, 2023, excluding $1.3 billion of unamortized discounts and issuance costs at both March 31, 2024 and December 31, 2023. The estimated fair values of our outstanding debt were determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates and credit spreads (Level 2).
NOTE 9 - STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
During the quarter ended March 31, 2024, we repurchased 2.3 million shares of our common stock for $1.0 billion in open market purchases. The total remaining authorization for future common stock repurchases under our share repurchase program was $9.0 billion as of March 31, 2024. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.
Dividends
We declared cash dividends totaling $763 million ($3.15 per share) during the quarter ended March 31, 2024. The total amount of dividends declared may differ from the total amount of dividends paid during a period due to the timing of dividend-equivalents paid on RSUs and PSUs. These dividend-equivalents are accrued during the vesting period and are paid upon the vesting of the RSUs and PSUs, which primarily occurs in the first quarter each year.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Accumulated Other Comprehensive Loss
Changes in the balance of AOCL, net of tax, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL
Balance at December 31, 2023	$(8,704)	$(99)	$(8,803)
Other comprehensive income (loss) before reclassifications	—	(41)	(41)
Amounts reclassified from AOCL
Amortization of net actuarial losses (a)	47	—	47
Amortization of net prior service credits (a)	(28)	—	(28)
Other	—	14	14
Total reclassified from AOCL	19	14	33
Total other comprehensive income (loss)	19	(27)	(8)
Balance at March 31, 2024	$(8,685)	$(126)	$(8,811)

Balance at December 31, 2022	$(7,866)	$(157)	$(8,023)
Other comprehensive income (loss) before reclassifications	—	(29)	(29)
Amounts reclassified from AOCL
Amortization of net actuarial losses (a)	29	—	29
Amortization of net prior service credits (a)	(66)	—	(66)
Other	—	3	3
Total reclassified from AOCL	(37)	3	(34)
Total other comprehensive income (loss)	(37)	(26)	(63)
Balance at March 26, 2023	$(7,903)	$(183)	$(8,086)

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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Comparability of our segment sales, operating profit and operating margin may be impacted favorably or unfavorably by changes in profit booking rates on our contracts. Increases in the profit booking rates, typically referred to as favorable profit booking rate adjustments, usually relate to revisions in the estimated total costs to fulfill the performance obligations that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate, resulting in an increase in the estimated total costs to fulfill the performance obligations and a reduction in the profit booking rate and are typically referred to as unfavorable profit booking rate adjustments. Increases or decreases in profit booking rates are recognized in the current period they are determined and reflect the inception-to-date effect of such changes. Segment operating profit and margin can be impacted favorably or unfavorably by, for example, certain items listed below, which may or may not impact sales. Favorable items include the positive resolution of contractual matters, cost recoveries on severance and restructuring, insurance recoveries and gains on sales of assets. Unfavorable items include the adverse resolution of contractual matters; supply chain disruptions; restructuring charges (except for significant severance actions, which are excluded from segment operating results); reserves for disputes; certain asset impairments; and losses on sales of certain assets.
Our consolidated net profit booking rate adjustments increased sales by $272 million during the quarter ended March 31, 2024 and $433 million during the quarter ended March 26, 2023. These adjustments increased segment operating profit by approximately $195 million ($154 million, or $0.64 per share, after tax) during the quarter ended March 31, 2024, and $415 million ($328 million, or $1.28 per share, after tax) during the quarter ended March 26, 2023. The impact to 2024 segment operating profit includes a reach-forward loss of $100 million recognized on a classified program at our MFC business segment described below.
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
We have experienced performance issues on a classified fixed-price incentive fee contract that involves highly complex design and systems integration at our Aeronautics business segment and have periodically recognized reach-forward losses. As of March 31, 2024, we recognized additional losses of $20 million related to technical challenges that have resulted in schedule delays and higher than anticipated costs bringing cumulative losses to approximately $290 million. We will continue to monitor the technical requirements and our performance, the remaining work and any future changes in scope or schedule, and estimated costs to complete the program and may have to record additional losses in future periods if we experience further performance issues, increases in scope, or cost growth, which could be material to our financial results. In addition, we and our industry team will continue to incur advanced procurement costs (also referred to as pre-contract costs) in order to enhance our ability to achieve the schedule and certain milestones. We will monitor the recoverability of pre-contract costs, which could be impacted by the customer’s decision regarding future phases of the program.
We are responsible for a program to design, develop and construct a ground-based radar at our RMS business segment. The program previously experienced performance issues for which we have periodically recognized reach-forward losses. During the first quarter of 2024, we delivered and the customer accepted the radar, which retired the

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
technical risk on the production scope at less than anticipated cost. As a result, we reduced the cumulative losses on the program by $20 million to approximately $260 million as of March 31, 2024 and determined that additional losses will not be incurred as the production scope of work is winding down.
We have contracted with the Canadian Government for the Canadian Maritime Helicopter Program (CMHP) at our RMS business segment that provides for design, development, and production of CH-148 aircraft (the Original Equipment contract), which is a military variant of the S-92 helicopter, and for logistical support to the fleet (the In Service Support contract) over an extended time period. We are currently in discussions with the Canadian Government to potentially restructure certain contractual terms and conditions that may be beneficial to both parties. The program has experienced performance issues, including delays in the final aircraft deliveries from the original contract requirement, and the Royal Canadian Air Force’s flight hours have been significantly less than originally anticipated, which has impacted program revenues and the recovery of our costs under this program. We have incurred significant costs and recognized the related sales, of which about $970 million are currently included in contract assets on the balance sheet which could become at risk for future recovery. Such assets are recovered based on flight hours. Future sales and recovery of costs under the program are highly dependent upon achieving a certain number of flight hours, which are not entirely in our control and dependent on aircraft availability and performance, the availability of Canadian government resources, and potential restructured contract terms and conditions to better align with the current needs of the Canadian government and allow for cost recovery. As of March 31, 2024, cumulative losses remained at approximately $100 million. Future performance issues, lower than forecast flight hours, or changes in our estimates due to the outcome of any restructuring discussions may further affect our ability to recover our costs, including recovery of the contract assets recognized on the balance sheet and our assessment of the reach-forward loss, which could be material to our operating results.
We also have a number of contracts with Türkish industry for the Türkish Utility Helicopter Program (TUHP), which anticipates co-production with Türkish industry for production of T70 helicopters for use in Türkiye, as well as the related provision of Türkish goods and services under buy-back or offset obligations, to include the future sales of helicopters built in Türkiye for sale globally. In 2020, the U.S. Government imposed certain sanctions on Türkish entities and persons that have affected our ability to perform under the TUHP contracts and we have provided force majeure notices under the affected contracts. As of March 31, 2024, cumulative losses related to development work for the program remained insignificant and the program remains in a contract liability position on the balance sheet. The TUHP contracts may be negotiated to be restructured or terminated, either in whole or in part and as a result, we could be at risk of recording significant reach-forward losses in future periods. Additionally, we could elect to pursue other relief or remedies, which could result in a further reduction in sales, the imposition of penalties or assessment of damages, and increased unrecoverable costs, which could be material to our financial results.
Our MFC business segment was previously awarded a competitively bid classified contract, which includes a cost-reimbursable base contract for the initial phase of the program and multiple fixed price options for additional phases. The options for additional phases may be exercised over the next several years and if performed we expect they would each be at a loss. During the first quarter of 2024, we updated our assessment of the likelihood that the options may be exercised and concluded it was probable that an option would be exercised based on progress made on the program and discussions with the customer. Accordingly, in the first quarter of 2024 we recognized a reach forward loss of approximately $100 million, bringing the cumulative losses recognized on the program to approximately $150 million, including charges for precontract costs recognized in prior periods. We will continue to assess the likelihood that additional options will be exercised, utilizing factors such as our performance, future requirements of the program, discussions with the customer and suppliers, customer funding, experience with other customer programs, among other factors. We will be required to recognize additional losses for the remaining options if they become probable of being exercised. The potential total loss across the additional options is up to approximately $1.3 billion. The ultimate amount of additional loss recognized, if any, will depend on how many of the additional options are exercised or become probable of being exercised.
Backlog
Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. It is converted into sales in future periods as work is performed or deliveries are made. For our cost-reimbursable and fixed-priced-incentive contracts, the estimated consideration we expect to receive pursuant to the terms of the contract may exceed the contractual award amount. The estimated consideration is determined at the outset of the contract and is continuously reviewed throughout the contract period. In determining the estimated consideration, we consider the risks related to the technical, schedule and cost

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
impacts to complete the contract and an estimate of any variable consideration. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of March 31, 2024, our ending backlog was $159.4 billion. We expect to recognize approximately 38% of our backlog over the next 12 months and approximately 62% over the next 24 months as revenue with the remainder recognized thereafter.
Income Taxes
Our effective income tax rates were 15.8% and 15.3% for the quarters ended March 31, 2024 and March 26, 2023. The rates for all periods benefited from research and development tax credits, tax deductions for foreign derived intangible income, dividends paid to our defined contribution plans with an employee stock ownership plan feature and employee equity awards.
Investments
We make investments in companies that we believe are advancing or developing new technologies applicable to our business. These investments are primarily in early-stage companies and may be in the form of common or preferred stock, warrants, convertible debt securities, investments in funds or equity method investments. Most of these investments are in equity securities without readily determinable fair values (privately held securities), which are measured initially at cost and are then adjusted to fair value only if there is an observable price change or reduced for impairment, if applicable. The carrying amounts of the investments were $597 million and $581 million at March 31, 2024 and December 31, 2023. Due to changes in fair value and/or sales of investments, we recorded net gains of $5 million ($4 million, or $0.02 per share, after-tax) during the quarter ended March 31, 2024 and net gains of $29 million ($22 million, or $0.09 per share, after-tax) during the quarter ended March 26, 2023. These gains are reflected in the other non-operating income, net account on our consolidated statements of earnings.
Debt Issuance
On January 29, 2024, we issued a total of $2.0 billion of senior unsecured notes, consisting of $650 million aggregate principal amount of 4.50% Notes due 2029 (the “2029 Notes”), $600 million aggregate principal amount of 4.80% Notes due 2034 (the “2034 Notes”) and $750 million aggregate principal amount of 5.20% Notes due 2064 (the “2064 Notes” and, together with the 2029 Notes and 2034 Notes, the “Notes”). Net proceeds of $1.98 billion were received from the offering after deducting pricing discounts and debt issuance costs, which are being amortized and recorded as interest expense over the term of the Notes. We will pay interest on the Notes semi-annually in arrears on February 15 and August 15 of each year with the first payment to be made on August 15, 2024. We may, at our option, redeem the Notes of any series in whole or in part at any time and from time to time at a redemption price equal to the greater of 100% of the principal amount of the Notes to be redeemed or an applicable make-whole amount, plus accrued and unpaid interest to the date of redemption. The Notes rank equally in right of payment with all of our existing unsecured and unsubordinated indebtedness.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lockheed Martin Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Lockheed Martin Corporation (the Company) as of March 31, 2024, the related consolidated statements of earnings, comprehensive income, cash flows and equity for the quarters ended March 31, 2024 and March 26, 2023, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023, the related consolidated statements of earnings, comprehensive income, cash flows and equity for the year then ended, and the related notes (not presented herein); and in our report dated January 23, 2024, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
/s/ Ernst & Young LLP
Tysons, Virginia
April 23, 2024

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and notes to consolidated financial statements and with our Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Form 10-K).
BUSINESS OVERVIEW
We are a global defense technology company driving innovation and advancing scientific discovery. Our all-domain mission solutions and 21st Century Security vision accelerate the delivery of transformative technologies to our customers. We are principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics, system integration and cybersecurity services. Our main areas of focus are in defense, space, intelligence, homeland security and information technology, including cybersecurity. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. During the quarter ended March 31, 2024, 75% of our $17.2 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 66% from the Department of Defense (DoD)), 24% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government) and 1% were from U.S. commercial and other customers.
U.S. Budget Environment
With three quarters of our sales from the U.S. Government, U.S. Government spending levels, particularly defense spending, and timely funding thereof can affect our financial performance over the short and long term.
On March 22, 2024, the President signed the second Fiscal Year (FY) 2024 Consolidated Appropriations package into law, which includes the DoD. This legislation reflects the Fiscal Responsibility Act (FRA) spending limit of $886 billion for National Defense, of which $842 billion was for the DoD base budget.
The President’s FY 2025 budget request was submitted to Congress on March 11, 2024, initiating the FY 2025 defense authorization and appropriations legislative process. The request included $895 billion for National Defense, of which $850 billion is for the DoD base budget, in keeping with the limit established by the FRA. While compression on overall requirements driven by the FRA limit is evident, the Office of the Secretary of Defense has stated the FY 2025 budget proposal meets their objectives of keeping National Defense Strategy priorities on track.
On April 20, 2024, the House of Representatives passed three bills providing a total of $95 billion in additional supplemental funding for Ukraine, Israel and Taiwan, to include funding for the restock of U.S. munitions capacity, and a fourth bill to impose sanctions and allow the use of seized Russian assets to assist Ukraine. The four bills were combined into to one and sent to the Senate, where it is expected to be passed and subsequently signed into law in the near-term.
We anticipate the federal budget will continue to be subject to debate and compromise shaped by, among other things, heightened political tensions and the 2024 elections, the global security environment, inflationary pressures, and macroeconomic conditions. The result may be shifting funding priorities, which could have material impacts on defense spending broadly and our programs.
See also the discussion of U.S. Government funding risks within “Item 1A, Risk Factors” included in our 2023 Form 10-K.
Geopolitical and Economic Environment
We operate in a complex and evolving global security environment and our business is affected by geopolitical and security issues. Russia’s invasion of Ukraine, conflicts in the Middle East and heightened tension in the Pacific region have elevated global security concerns resulting in increased interest for our products and services as countries seek to improve their security posture. In this context, the U.S. Government, our largest customer, continues to align its budget with the defense priorities set forth in the 2022 National Defense Strategy. In addition, security assistance provided by the U.S. Government and its allies to Ukraine has increased U.S. Government and allied demand to replenish U.S. stockpiles, resulting in additional and potential future orders, including for the ramp-up in production capacity for certain products. We continue to expect additional orders over the next several years attributable to the global threat environment. We operate in a long-cycle business and the U.S. government has been focused on increasing industry capacity to meet demand. For example, in 2024, our Missiles and Fire Control business segment expects to begin realizing higher year over year sales from the production ramp up associated with munitions replenishment. We continue to work with the U.S. Government and our supply chain to evaluate increases in capacity at our operations to anticipate potential demand and enable us to deliver critical capabilities.
Our business and financial performance is also affected by general economic conditions. We continue to experience supply chain challenges, including supplier shortages and performance issues. These issues have delayed certain customer deliveries, have been a limiting factor on our ability to ramp up production in response to customer demand for certain products and have caused out-of-sequence manufacturing, which increases costs and decreases operational efficiency. In addition, elevated levels of inflation and macro-economic conditions present risks for Lockheed Martin, our suppliers and the stability of the broader defense industrial base. Certain costs, including rising labor rates and supplier costs, have increased as a result of inflation, and have adversely affected our margins on certain programs. In addition, some suppliers are reducing the typical duration of pricing validity in their proposals to us, which is operationally challenging and increases the risk of cost volatility. We continue to work to mitigate challenges caused by the supply chain or current macroeconomic environment on our business, including by supporting small business and at-risk suppliers, deploying resources to work with our supply chain, securing materials and support by executing long-term contracts, identifying alternative sources, and optimizing our supply chain organization through digital transformation and workforce development. If we experience significant supply chain issues or high rates of inflation, and are unable to successfully mitigate the impact, our future profits, margins and cash flows, particularly for existing fixed-price contracts, may be adversely affected. Inflation and higher interest rates can also constrain the overall purchasing power of our customers for our products and services potentially impacting future orders, especially in a budget constrained environment. We remain committed to our ongoing efforts to increase the efficiency of our operations and improve the cost competitiveness and affordability of our products and services, which may, in part, offset cost increases from inflation.
For additional risks to the company related to the geopolitical and economic environment, see “Item 1A, Risk Factors” of our 2023 Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS
Our operating cycle is primarily long-term and involves many types of contracts for the design, development and manufacture of products and related activities with varying delivery schedules. Additionally, we close our books and records on the last Sunday of each month, except for the month of December, as our fiscal year ends on December 31, to align our financial closing with our business processes. Because of this, the number of weeks in a reporting quarter may vary slightly during the year and for comparable prior year periods. Consequently, the results of operations of a particular year, or year-to-year comparisons of sales and profits, may not be indicative of future operating results. The following discussions of comparative results should be reviewed in this context. All per share amounts cited in these discussions are presented on a “per diluted share” basis, unless otherwise noted. Our consolidated results of operations were as follows (in millions, except per share data):

	Quarters Ended
	March 31, 2024	March 26, 2023
Net sales	$17,195	$15,126
Cost of sales	(15,202)	(13,080)
Gross profit	1,993	2,046
Other income (expense), net	36	(9)
Operating profit	2,029	2,037
Interest expense	(255)	(202)
Non-service FAS pension income	16	110
Other non-operating income, net	45	49
Earnings before income taxes	1,835	1,994
Income tax expense	(290)	(305)
Net earnings	$1,545	$1,689
Diluted earnings per common share	$6.39	$6.61

Certain amounts reported in other income (expense), net, including our share of earnings or losses from equity method investees, are included in the operating profit of our business segments. Accordingly, such amounts are included in the discussion of our business segment results of operations.
Net Sales
We generate sales from the delivery of products and services to our customers. Our consolidated net sales were as follows (in millions):

	Quarters Ended
	March 31, 2024	March 26, 2023
Products	$14,196	$12,526
% of total net sales	82.6%	82.8%
Services	2,999	2,600
% of total net sales	17.4%	17.2%
Total net sales	$17,195	$15,126
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

Product Sales
Product sales increased $1.7 billion, or 13%, during the quarter ended March 31, 2024, compared to the same period in 2023. The increase was primarily attributable to higher product sales of $575 million at MFC, $450 million at RMS, $435 million at Aeronautics and $210 million at Space. Higher product sales at MFC were due to production ramp up on Guided Multiple Launch Rocket Systems (GMLRS), High Mobility Artillery Rocket System (HIMARS), Joint Air-to-Surface Standoff Missile (JASSM) and Long Range Anti-Ship Missile (LRASM) programs. Higher product sales at RMS were due to new program ramp up within the laser systems portfolio and higher volume on various C6ISR (command, control, communications, computers, cyber, combat systems, intelligence, surveillance, and reconnaissance) and radar programs. Higher product sales at Aeronautics were due to higher volume on classified and F-35 production contracts. Higher product sales at Space were due to higher volume on Fleet Ballistic Missile (FBM) and transport layer programs and ramp up in the hypersonic development programs.
Service Sales
Service sales increased $399 million, or 15%, during the quarter ended March 31, 2024, compared to the same period in 2023. The increase was primarily attributable to higher service sales of approximately $140 million at Aeronautics, $130 million at RMS and $100 million at Space. Higher service sales at Aeronautics were due to higher volume on C-130 and F-35 sustainment contracts. Higher service sales at RMS were due to higher volume on various Training and Logistics Services and C6ISR programs. Higher service sales at Space were due to higher volume on national security space services.
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

	Quarters Ended
	March 31, 2024	March 26, 2023
Cost of sales – products	$(12,884)	$(11,151)
% of product sales	90.8%	89.0%
Cost of sales – services	(2,603)	(2,284)
% of service sales	86.8%	87.8%
Other unallocated, net	285	355
Total cost of sales	$(15,202)	$(13,080)
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
Product Costs
Product costs increased $1.7 billion, or 16%, during the quarter ended March 31, 2024, compared to the same period in 2023. The increase was primarily attributable to higher product costs of approximately $650 million at MFC, $460 million at Aeronautics, $400 million at RMS and $220 million at Space due to higher volume and production ramp up as described above in “Product Sales”.

Service Costs
Service costs increased $319 million, or 14%, during the quarter ended March 31, 2024, compared to the same period in 2023. The increase was primarily attributable to higher service costs of $115 million at Aeronautics, $95 million at RMS and $80 million at Space due to higher volume as described above in “Service Sales”.
Other Unallocated, Net
Other unallocated, net primarily includes the FAS/CAS pension operating adjustment (which represents the difference between total CAS pension cost recorded in our business segments’ results of operations and the service cost component of Financial Accounting Standards (FAS) pension income (expense)), stock-based compensation expense, changes in the fair value of assets and liabilities for deferred compensation plans, intangible asset amortization expense and other corporate costs. These items are not allocated to the business segments and, therefore, are not allocated to cost of sales for products or services. Other unallocated, net reduced cost of sales by $285 million during the quarter ended March 31, 2024, compared to $355 million during the quarter ended March 26, 2023. The decrease in other unallocated, net was primarily due to lower gains from the changes in the fair value of assets and liabilities related to deferred compensation plans during the quarter ended March 31, 2024 compared to the same periods in 2023 and fluctuations in costs associated with various corporate items, none of which were individually significant.
Other Income (Expense), Net
Other income (expense), net, primarily includes earnings generated by equity method investees. Other income, net was $36 million during the quarter ended March 31, 2024, compared to other expense, net of $9 million during the quarter ended March 26, 2023. Other income (expense), net during the quarter ended March 31, 2024 includes higher earnings generated by our equity method investment in ULA due to higher launch volume.
Interest Expense
Interest expense was $255 million and $202 million during the quarters ended March 31, 2024 and March 26, 2023. The increase in interest expense in 2024 resulted primarily from the issuance of senior unsecured notes in January 2024 and May 2023.
Non-Service FAS Pension Income

Non-service FAS pension income was $16 million and $110 million during the quarters ended March 31, 2024 and March 26, 2023. The decrease was primarily due to a lower prior service credit amortization and a reduced asset base as detailed in “Note 6 - Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements.
Other Non-operating Income, Net

Other non-operating income, net primarily includes gains or losses related to changes in the fair value of early-stage company investments or gains or losses upon sale of these investments. Other non-operating income, net was $45 million and $49 million during the quarters ended March 31, 2024 and March 26, 2023. See “Note 10 - Other” included in our Notes to Consolidated Financial Statements for additional information.
Income Tax Expense
Our effective income tax rates were 15.8% and 15.3% for the quarters ended March 31, 2024 and March 26, 2023. The rates for all periods benefited from research and development tax credits, tax deductions for foreign derived intangible income, dividends paid to our defined contribution plans with an employee stock ownership plan feature and employee equity awards.

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
Beginning in 2022, The Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years for tax purposes. This provision is expected to increase our 2024 cash tax liability by approximately $350 million and our net deferred tax assets will increase by a similar amount. The actual impact on 2024 cash tax liability will depend on the amount of research and development expenses paid or incurred in 2024 among other factors. The cash tax impact will continue over the five-year amortization period but will decrease over the period and be immaterial by 2027.

We are regularly under audit or examination by tax authorities, including foreign tax authorities (including in, amongst others, Australia, Canada, India, Italy, Japan, Poland, and the United Kingdom). The final determination of tax audits and any related litigation could similarly result in unanticipated increases in our tax expense and affect profitability and cash flows.

The Organisation for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. We do not expect Pillar 2 to have a material impact on our effective tax rate or our consolidated results of operation, financial position, and cash flows.
Net Earnings
We reported net earnings of $1.5 billion ($6.39 per share) during the quarter ended March 31, 2024, compared to $1.7 billion ($6.61 per share) during the quarter ended March 26, 2023. Net earnings and earnings per share for the quarter ended March 31, 2024 were affected by the factors mentioned above. Earnings per share also benefited from a net decrease of approximately 14.1 million weighted average common shares outstanding during the quarter ended March 31, 2024, compared to the same period in 2023. The reduction in weighted average common shares was a result of share repurchases, partially offset by share issuance under our stock-based awards and certain defined contribution plans.
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

Sales and operating profit for each of our business segments were as follows (in millions):

	Quarters Ended
	March 31, 2024	March 26, 2023
Net sales
Aeronautics	$6,845	$6,269
Missiles and Fire Control	2,993	2,388
Rotary and Mission Systems	4,088	3,510
Space	3,269	2,959
Total net sales	$17,195	$15,126
Operating profit
Aeronautics	$679	$675
Missiles and Fire Control	311	377
Rotary and Mission Systems	430	350
Space	325	280
Total business segment operating profit	1,745	1,682
Unallocated items
FAS/CAS pension operating adjustment	406	415
Intangible asset amortization expense	(61)	(62)
Other, net	(61)	2
Total unallocated items	284	355
Total consolidated operating profit	$2,029	$2,037
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

The total FAS/CAS pension adjustments, including the service and non-service cost components of FAS pension income for our qualified defined benefit pension plans, were as follows (in millions):

	Quarters Ended
	March 31, 2024	March 26, 2023
Total FAS income and CAS cost
FAS pension income	$1	$94
Less: CAS pension cost	421	431
Total FAS/CAS pension adjustment	$422	$525

Service and non-service cost reconciliation
FAS pension service cost	$(15)	$(16)
Less: CAS pension cost	421	431
Total FAS/CAS pension operating adjustment	406	415
Non-service FAS pension income	16	110
Total FAS/CAS pension adjustment	$422	$525
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

Many of our contracts span several years and include highly complex technical requirements. At the outset of a contract accounted for under the percentage-of-completion cost-to-cost method, we identify and monitor risks to the achievement of the technical, schedule and cost aspects of the contract and assess the effects of those risks on our estimates of sales and total costs to complete the contract, as well as our ability to earn variable consideration. The estimates consider the technical requirements (e.g., a newly-developed product versus a mature product), the schedule and associated tasks (e.g., the number and type of milestone events) and costs (e.g., material, labor, subcontractor, overhead and the estimated costs to fulfill our industrial cooperation agreements, sometimes referred to as offset or localization agreements, required under certain contracts with international customers). The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements, schedule and costs in the initial estimated total costs to complete the contract and variable considerations. Profit booking rates may increase during the performance of the contract if we successfully retire risks related to the technical, schedule and cost aspects of the contract, which decreases the estimated total costs to complete the contract or may increase the variable consideration we expect to receive on the contract. Conversely, our profit booking rates may decrease if the estimated total costs to complete the contract increase or our estimates of variable consideration we expect to receive decrease. The profit booking rate may also be adjusted if the total estimated value of the contract changes or there is a contract modification. All of the estimates are subject to change during the performance of the contract and may affect the profit booking rate. For further discussion on fixed-price contracts, see “Note 10 - Other” included in our Notes to Consolidated Financial Statements.

Changes in net sales and operating profit generally are expressed in terms of volume, contract mix, and/or performance (referred to as profit booking rate adjustments). Changes in volume refer to increases or decreases in sales or operating profit resulting from varying production activity levels, deliveries or service levels on individual contracts. Volume changes in segment operating profit are typically based on the current profit booking rate for a particular contract. Contract mix refers to changes in the ratio of contract type or life cycle (e.g., cost-type, fixed-price, development, production and/or sustainment).

Comparability of our segment sales, operating profit and operating margin may be impacted favorably or unfavorably by changes in profit booking rates on our contracts. Increases in the profit booking rates, typically referred to as favorable profit booking rate adjustments, usually relate to revisions in the estimated total costs to fulfill the performance obligations that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate, resulting in an increase in the estimated total costs to fulfill the performance obligations and a reduction in the profit booking rate and are typically referred to as unfavorable profit booking rate adjustments. Increases or decreases in profit booking rates are recognized in the current period they are determined and reflect the inception-to-date effect of such changes. Segment operating profit and margin can be impacted favorably or unfavorably by, for example, certain items listed below, which may or may not impact sales. Favorable items include the positive resolution of contractual matters, cost recoveries on severance and restructuring, insurance recoveries and gains on sales of assets. Unfavorable items include the adverse resolution of contractual matters; supply chain disruptions; restructuring charges (except for significant severance actions, which are excluded from segment operating results); reserves for disputes; certain asset impairments; and losses on sales of certain assets. Our consolidated net profit booking rate adjustments increased segment operating profit by approximately $195 million during the quarter ended March 31, 2024 and $415 million during the quarter ended March 26, 2023. The impact to 2024 segment operating profit includes a reach-forward loss of $100 million recognized on a classified program at our MFC business segment (as further described on page 22, see the discussion under “Contract Estimates” in Note 10 - Other included in our Notes to Consolidated Financial Statements).
We periodically experience performance issues and record losses for certain programs. For further discussion on programs, see “Note 10 - Other” included in our Notes to Consolidated Financial Statements.
Aeronautics
Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended
	March 31, 2024	March 26, 2023
Net sales	$6,845	$6,269
Operating profit	679	675
Operating margin	9.9%	10.8%
Aeronautics’ net sales during the quarter ended March 31, 2024 increased $576 million, or 9%, compared to the same period in 2023. The increase was primarily attributable to higher net sales of $305 million on the F-35 program due to higher volume on production, development and sustainment contracts; $155 million on classified programs driven by higher volume; and $60 million on the F-16 program due to the ramp up on production.

Aeronautics’ operating profit during the quarter ended March 31, 2024 was comparable to the same period in 2023. Operating profit increased $50 million on the F-16 program as operating profit for the first quarter of 2023 reflects the impact of unfavorable profit adjustments on a production contract and sustainment contracts as a result of schedule delays related to software and technical specification risks that did not recur in the first quarter of 2024. This increase was partially offset by lower operating profit of $30 million on the F-35 program primarily due to lower net profit adjustments on production contracts as a result of higher than anticipated material costs, partially offset by higher volume described above. Total net profit booking rate adjustments were $40 million lower in the first quarter of 2024 compared to the same period in 2023.
Missiles and Fire Control
Summary operating results for our MFC business segment were as follows (in millions):

	Quarters Ended
	March 31, 2024	March 26, 2023
Net sales	$2,993	$2,388
Operating profit	311	377
Operating margin	10.4%	15.8%
MFC’s net sales during the quarter ended March 31, 2024 increased $605 million, or 25%, compared to the same period in 2023. The increase was primarily attributable to higher net sales of $460 million for tactical and strike missile programs due to production ramp up on GMLRS, HIMARS, JASSM and LRASM programs; and $100 million for integrated air and missile defense programs primarily due to higher volume on PAC-3 and Terminal High Altitude Area Defense (THAAD).
MFC’s operating profit during the quarter ended March 31, 2024 decreased $66 million, or 18%, compared to the same period in 2023. The decrease was primarily attributable to lower operating profit for tactical and strike missile programs due to a $100 million reach-forward loss recognized for an option on a classified program and an unfavorable profit adjustment on HELLFIRE as a result of additional costs expected to be incurred associated with a contract claim, partially offset by the production ramp up described above. Total net profit booking rate adjustments, inclusive of the $100 million loss described above, were $120 million lower in the first quarter of 2024 compared to the same period in 2023.
Rotary and Mission Systems
In February 2024, the U.S. Army announced it is cancelling the Future Attack Reconnaissance Aircraft (FARA) program at the conclusion of fiscal year 2024, for which our Sikorsky business was competing. We are currently evaluating the potential effect of this decision on our Sikorsky business operations including assessing the recoverability of certain assets.
Summary operating results for our RMS business segment were as follows (in millions):

	Quarters Ended
	March 31, 2024	March 26, 2023
Net sales	$4,088	$3,510
Operating profit	430	350
Operating margin	10.5%	10.0%
RMS’ net sales during the quarter ended March 31, 2024 increased $578 million, or 16%, compared to the same period in 2023. The increase was primarily attributable to higher net sales of $295 million on integrated warfare systems and sensors (IWSS) programs due to new program ramp up within the laser systems portfolio and higher volume on the Aegis and radar programs; $150 million for various C6ISR programs due to higher volume; and $100 million for Sikorsky helicopter programs due to higher volume on Seahawk and CH-53K programs.
RMS’ operating profit during the quarter ended March 31, 2024 increased $80 million, or 23%, compared to the same period in 2023. The increase was primarily attributable to higher operating profit of $40 million on IWSS programs due to higher volume described above and a favorable profit rate adjustment as a result of the delivery of a ground-based radar which retired the technical risk; and $25 million on Sikorsky helicopter programs due to higher volume described above and higher margins due to contract mix, partially offset by unfavorable profit adjustments on Seahawk programs. Total net profit booking rate adjustments were $30 million lower in the first quarter of 2024 compared to the same period in 2023.
Space
Summary operating results for our Space business segment were as follows (in millions):

	Quarters Ended
	March 31, 2024	March 26, 2023
Net sales	$3,269	$2,959
Operating profit	325	280
Operating margin	9.9%	9.5%
Space’s net sales during the quarter ended March 31, 2024 increased $310 million, or 10%, compared to the same period in 2023. The increase was primarily attributable to higher net sales of $140 million for strategic and missile defense programs due to higher volume on FBM and ramp up in the hypersonic and Next Generation Interceptor (NGI) development programs; and higher net sales of $115 million for national security space programs due to higher volume on Transport Layer and GPS III programs and ramp up on the Tracking Layer program.
Space’s operating profit during the quarter ended March 31, 2024 increased $45 million, or 16%, compared to the same period in 2023. The increase was primarily attributable to $30 million of higher equity earnings from our investment in United Launch Alliance (ULA) due to higher launch volume, and higher operating profit of $20 million on strategic and missile defense programs due to the higher volume described above. These increases were partially offset by lower operating profit of $25 million for national security space programs due to the impact of lower net favorable profit adjustments on Next Gen OPIR as a result of the timing of the award and incentive fee assessments. Total net profit booking rate adjustments were $30 million lower in the first quarter of 2024 compared to the same period in 2023.
Total equity earnings/(losses) (primarily ULA) represented approximately $15 million or 5% in the first quarter of 2024, compared to approximately $(15) million, or (5)% for the same period in 2023.
FINANCIAL CONDITION
Liquidity and Capital Resources
At March 31, 2024, we had cash and cash equivalents of $2.8 billion that was generally available to fund ordinary business operations without significant legal, regulatory or other restrictions. Our principal source of liquidity is our cash from operations. However, we also have access to credit markets, if needed, for liquidity or general corporate purposes, including share repurchases. This access includes our $3.0 billion revolving credit facility or the ability to issue commercial paper and letters of credit to support customer advance payments and for other trade finance purposes such as guaranteeing our performance on particular contracts. There were no borrowings outstanding under the revolving credit facility and commercial paper at both March 31, 2024 and December 31, 2023. As of March 31, 2024, we were in compliance with all covenants contained in our debt and credit agreements.
We believe our cash and cash equivalents, our expected cash flow generated from operations and our access to credit markets will be sufficient to meet our cash requirements and cash deployment plans over the next twelve months and beyond based on our current business plans.
Cash received from customers is our primary source of cash from operations. We generally do not begin work on contracts until funding is appropriated by the customer. However, from time to time, we fund customer programs ourselves pending government appropriations. If we incur costs in excess of funds obligated on the contract or in advance of a contract award, this negatively affects our cash flows and we may be at risk for reimbursement of the excess costs.
Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type. We generally bill and collect cash more frequently under cost-reimbursable contracts, which represented approximately 42% of the sales we recorded during the quarter ended March 31, 2024, as we are authorized to bill as the costs are incurred. A number of our fixed-price contracts may provide for performance-based payments, which allow us to bill and collect cash as we perform on the contract. The amount of performance-based payments and the related milestones are encompassed in the negotiation of each contract. The timing of such payments may differ from the timing of the costs incurred related to our contract performance, thereby affecting our cash flows.
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
We have a disciplined and dynamic cash deployment strategy to invest in our business and key technologies to provide our customers with enhanced capabilities, enhance stockholder value, and position ourselves to take advantage of new business opportunities when they arise. Consistent with that strategy, we have continued to invest in our business and technologies through capital expenditures, independent research and development, and selective business acquisitions and investments.
We continue to return cash to stockholders through dividends and share repurchases. As of March 31, 2024, the total remaining authorization for future common share repurchases under our program was $9.0 billion. The stock repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time. The amount of shares ultimately purchased and the timing of purchases are at the discretion of management and subject to compliance with applicable law and regulation.
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
We also actively manage our pension obligations and expect to continue to opportunistically manage our pension liabilities through the purchase of group annuity contracts or other actions for portions of our outstanding defined benefit pension obligations using assets from the pension trust. Future pension risk transfer transactions could be significant and result in us making additional contributions to the pension trust. The required funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended, and Cost Accounting Standards (CAS). We could be required to make pension contributions earlier and/or in excess than planned if our return on pension assets is less than our assumptions, which would reduce our free cash flow. We may also make additional contributions on an ad hoc basis at our discretion.
There were no material changes during the quarter ended March 31, 2024 to our contractual commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K that were outside the ordinary course of our business.

The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	Quarters Ended
	March 31, 2024	March 26, 2023
Cash and cash equivalents at beginning of year	$1,442	$2,547
Operating activities
Net earnings	1,545	1,689
Noncash adjustments	335	265
Changes in working capital	(282)	(267)
Other, net	37	(123)
Net cash provided by operating activities	1,635	1,564
Net cash used for investing activities	(372)	(259)
Net cash provided by (used for) financing activities	85	(1,412)
Net change in cash and cash equivalents	1,348	(107)
Cash and cash equivalents at end of period	$2,790	$2,440
Operating Activities
Net cash provided by operating activities during the quarter ended March 31, 2024 was comparable to the same period in 2023.
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
The following table reconciles net cash provided by operating activities to free cash flow (in millions):

	Quarters Ended
	March 31, 2024	March 26, 2023
Cash from operations	$1,635	$1,564
Capital expenditures	(378)	(294)
Free cash flow	$1,257	$1,270
Investing Activities
Net cash used for investing activities during the quarter ended March 31, 2024 increased $113 million compared to the same period in 2023. Capital expenditures totaled $378 million and $294 million during the quarters ended March 31, 2024 and March 26, 2023. The majority of our capital expenditures are for equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.

Financing Activities
Net cash provided by financing activities during the quarter ended March 31, 2024 increased $1.5 billion compared to the same period in 2023.
During the quarter ended March 31, 2024 and March 26, 2023, we paid dividends totaling $780 million ($3.15 per share) and $784 million ($3.00 per share).
During the quarter ended March 31, 2024, we paid $1.0 billion to repurchase 2.3 million shares of our common stock. See “Note 9 - Stockholders’ Equity” included in our Notes to Consolidated Financial Statements for additional information. During the quarter ended March 26, 2023, we paid $500 million to repurchase 1.1 million shares of our common stock.
During the quarter ended March 31, 2024, we received net proceeds of $2.0 billion from issuance of senior unsecured notes. See “Note 10 - Other” included in our Notes to Consolidated Financial Statements for additional information.
OTHER MATTERS
Status of the F-35 Program
The F-35 program primarily consists of production contracts, sustainment activities, and new development efforts. Production of the aircraft is expected to continue for many years given the U.S. Government’s objective of 2,456 aircraft for the U.S. Air Force, U.S. Marine Corps, and U.S. Navy; commitments from our seven international partner countries and ten Foreign Military Sales (FMS) customers; as well as interest from other countries.
We continue to see strong international demand for the F-35. In December 2023, the Republic of Korea announced it signed a follow-on Letter of offer and acceptance (LOA) for 20 additional F-35s, increasing its program of record from 40 to 60. In January 2024, the Czech Republic signed a LOA to procure 24 F-35s and the U.S. Department of State approved a potential Foreign Military Sale to Greece for up to 40 F-35s. In February 2024, Singapore announced its intent to purchase eight F-35As to complement the 12 F-35Bs to which it has previously committed.
Since program inception through March 31, 2024, we have delivered 992 production F-35 aircraft, including 710 F-35A variants, 197 F-35B variants and 85 F-35C variants, demonstrating the F-35 program’s continued progress and longevity. Our backlog as of March 31, 2024 was 373 aircraft and our aircraft production rate remains at approximately 156 per year; however, we had no customer deliveries of aircraft in the first quarter of 2024. Deliveries of aircraft with Technology Refresh-3 (TR-3) capability remain on hold as the software is finalized. We continue to target a second quarter 2024 customer acceptance of a specific software configuration permitting deliveries of TR-3 aircraft and expect deliveries to begin in the third quarter 2024. Additionally, we remain focused on receiving the necessary hardware from our suppliers to deliver this critical combat capability for the F-35.
Given the size and complexity of the F-35 program, we anticipate continual reviews on aircraft performance, program and delivery schedule, cost and requirements as part of the DoD, Congressional and international countries’ oversight and budgeting processes. Areas of focus include Lockheed Martin’s and our suppliers’ performance, software development (including, in particular, software maturation related to TR-3 capability), and flight test execution and related findings. Additional areas of focus include the level of cost associated with life cycle operations, sustainment and potential contractual obligations, inflation-related cost pressures, and the ability to increase affordability.
Contingencies
See “Note 7 - Legal Proceedings and Contingencies” included in our Notes to Consolidated Financial Statements for information regarding our contingent obligations, including off-balance sheet arrangements.
Critical Accounting Policies
There have been no significant changes to the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As disclosed in “Item 7A, Quantitative and Qualitative Disclosures About Market Risk” of our 2023 Form 10-K, we transact business globally and are subject to risks associated with changing foreign currency exchange rates. We enter into foreign currency hedges such as forward and option contracts that change in value as foreign currency exchange rates change. Our exposures to market risk have not changed materially since December 31, 2023. See “Note 8 - Fair Value Measurements” included in our Notes to Consolidated Financial Statements for additional discussion.
ITEM 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of March 31, 2024.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•    planned production rates and orders for significant programs, compliance with stringent performance and reliability standards, and materials availability, including government furnished equipment;
•the timing of contract awards or delays in contract definitization as well as the timing and customer acceptance of product deliveries and performance milestones;
•our ability to recover costs under U.S. Government contracts and the mix of fixed-price and cost-reimbursable contracts;
•    customer procurement policies that shift risk to contractors, including competitively bid programs with fixed-price development work or follow-on production options or other financial risks; and the impact of investments, cost overruns or other cost pressures and performance issues on fixed price contracts;
•changes in procurement and other regulations and policies affecting our industry, export of our products, cost allowability or recovery, preferred contract type, and performance and progress payments policy;
•    performance and financial viability of key suppliers, teammates, joint ventures (including United Launch Alliance), joint venture partners, subcontractors and customers;
•    economic, industry, business and political conditions including their effects on governmental policy;
•    the impact of inflation and other cost pressures;
•    the impact of pandemics and epidemics on our business and financial results, including supply chain disruptions and delays, employee absences, and program delays;
•    government actions that prevent the sale or delivery of our products (such as delays in approvals for exports requiring Congressional notification);
•    trade policies or sanctions (including Chinese sanctions on us or our suppliers, teammates or partners, U.S. Government sanctions on Türkish entities and persons, and indirect effects of sanctions on Russia to our supply chain);
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
•    changes in pension plan assumptions and actual returns on pension assets; cash funding requirements and pension risk transfers and associated settlement charges;
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
•    changes in accounting, U.S. or foreign tax, export or other laws, regulations, and policies and their interpretation or application, and changes in the amount or reevaluation of uncertain tax positions; and
•    the outcome of legal proceedings, bid protests, environmental remediation efforts, audits, government investigations or government allegations that we has failed to comply with law, other contingencies and U.S. Government identification of deficiencies in our business systems.
These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see our filings with the U.S. Securities and Exchange Commission (SEC) including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and subsequent Quarterly Reports on Form 10-Q. Our filings may be accessed through the Investor Relations page of our website, www.lockheedmartin.com/investor, or through the website maintained by the SEC at www.sec.gov.
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
For information regarding the matters discussed above, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Note 7 - Legal Proceedings and Contingencies” included in our Notes to Consolidated Financial Statements in this Form 10-Q, which is hereby incorporated by reference. For additional information and a description of previously reported matters, see also “Critical Accounting Policies – Environmental Matters” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 14 – Legal Proceedings, Commitments and Contingencies,” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission.
ITEM 1A. Risk Factors
There have been no material changes to the risk factors disclosed in “Item 1A, Risk Factors” of our 2023 Form 10-K. These risks and uncertainties described in our risk factors have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. These risks are not exclusive and additional risks to which we are subject include the factors mentioned under “Forward-Looking Statements” and the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the quarter ended March 31, 2024.
The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended March 31, 2024.

Period (a)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
				(in millions)
January 1, 2024 – January 28, 2024	—	$—	—	$10,023
January 29, 2024 – February 25, 2024	1,183,474	$426.33	1,180,861	$9,520
February 26, 2024 – March 31, 2024 (c)	1,404,974	$434.34	1,141,334	$9,023
Total (c)	2,588,448	$430.68	2,322,195

(a)We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, February 25, 2024 was the last day of our February 2024 fiscal month.
(b)In 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. From time to time, our Board of Directors authorizes increases to our share repurchase program. The total remaining authorization for future common share repurchases under our share repurchase program was $9.0 billion as of March 31, 2024. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans, including accelerated share repurchases. The program does not have an expiration date.
(c)During the quarter ended March 31, 2024, the total number of shares purchased included 266,253 shares that were transferred to us by employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock units and performance stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the program.

ITEM 5. Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended March 31, 2024.
ITEM 6. Exhibits

Exhibit No.	Description

10.1	Form of 2024 Annual Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan

10.2	Form of Performance Stock Unit Award Agreement (2024 - 2026 Performance Period) under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan

10.3	Form of Long Term Incentive Performance Award Agreement (2024 - 2026 Performance Period) under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan

15	Acknowledgment of Independent Registered Public Accounting Firm

31.1	Certification of James D. Taiclet pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Jesus Malave pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of James D. Taiclet and Jesus Malave pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: April 23, 2024	By: /s/ H. Edward Paul III
H. Edward Paul III
Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)