Form 10-Q
period 2024-06-30
LOCKHEED MARTIN CORP
filed 2024-07-23
CIK 936468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Large accelerated filer ☒ Accelerated filer ☐ Non–accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 238,358,003 shares of our common stock, $1 par value per share, outstanding as of July 19, 2024.

Lockheed Martin Corporation
Form 10-Q
For the Quarterly Period Ended June 30, 2024

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Lockheed Martin Corporation
Consolidated Statements of Earnings
(unaudited; in millions, except per share data)

	Quarters Ended		Six Months Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Net sales
Products	$15,109	$13,758	$29,305	$26,284
Services	3,013	2,935	6,012	5,535
Total net sales	18,122	16,693	35,317	31,819
Cost of sales
Products	(13,520)	(12,238)	(26,404)	(23,389)
Services	(2,582)	(2,642)	(5,185)	(4,926)
Impairment and severance charges	(87)	—	(87)	—
Other unallocated, net	197	277	482	632
Total cost of sales	(15,992)	(14,603)	(31,194)	(27,683)
Gross profit	2,130	2,090	4,123	4,136
Other income, net	18	45	54	36
Operating profit	2,148	2,135	4,177	4,172
Interest expense	(261)	(223)	(516)	(425)
Non-service FAS pension income	15	111	31	221
Other non-operating income (expense), net	46	(17)	91	32
Earnings before income taxes	1,948	2,006	3,783	4,000
Income tax expense	(307)	(325)	(597)	(630)
Net earnings	$1,641	$1,681	$3,186	$3,370

Earnings per common share
Basic	$6.87	$6.65	$13.29	$13.28
Diluted	$6.85	$6.63	$13.24	$13.24

Cash dividends paid per common share	$3.15	$3.00	$6.30	$6.00
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Comprehensive Income
(unaudited; in millions)

	Quarters Ended		Six Months Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Net earnings	$1,641	$1,681	$3,186	$3,370
Other comprehensive income, net of tax
Postretirement benefit plans
Amortization of actuarial losses and prior service credits, net of tax of $5 million and $10 million in 2024 and $10 million and $20 million in 2023	19	(37)	38	(74)
Other, net, net of tax of $8 million in 2024 and $4 million and $8 million in 2023	23	44	(4)	18
Other comprehensive income (loss), net of tax	42	7	34	(56)
Comprehensive income	$1,683	$1,688	$3,220	$3,314

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Balance Sheets
(in millions, except par value)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,523	$1,442
Receivables, net	2,930	2,132
Contract assets	13,907	13,183
Inventories	3,097	3,132
Other current assets	510	632
Total current assets	22,967	20,521
Property, plant and equipment, net	8,394	8,370
Goodwill	10,787	10,799
Intangible assets, net	2,040	2,212
Deferred income taxes	3,080	2,953
Other noncurrent assets	7,808	7,601
Total assets	$55,076	$52,456
Liabilities and equity
Current liabilities
Accounts payable	$3,282	$2,312
Salaries, benefits and payroll taxes	2,871	3,133
Contract liabilities	9,181	9,190
Current maturities of long-term debt	142	168
Other current liabilities	3,017	2,134
Total current liabilities	18,493	16,937
Long-term debt, net	19,115	17,291
Accrued pension liabilities	6,105	6,162
Other noncurrent liabilities	5,188	5,231
Total liabilities	48,901	45,621
Stockholders’ equity
Common stock, $1 par value per share	237	240
Additional paid-in capital	—	—
Retained earnings	14,707	15,398
Accumulated other comprehensive loss	(8,769)	(8,803)
Total stockholders’ equity	6,175	6,835
Total liabilities and equity	$55,076	$52,456
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Cash Flows
(unaudited; in millions)

	Six Months Ended
	June 30, 2024	June 25, 2023
Operating activities
Net earnings	$3,186	$3,370
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	710	659
Stock-based compensation	154	146
Deferred income taxes	(145)	(234)
Impairment and severance charges	87	—
Changes in assets and liabilities
Receivables, net	(798)	(922)
Contract assets	(724)	(690)
Inventories	35	(410)
Accounts payable	1,052	1,397
Contract liabilities	(9)	(304)
Income taxes	21	(46)
Qualified defined benefit pension plans	(1)	(189)
Other, net	(57)	(113)
Net cash provided by operating activities	3,511	2,664
Investing activities
Capital expenditures	(748)	(623)
Other, net	4	30
Net cash used for investing activities	(744)	(593)
Financing activities
Issuance of long-term debt, net of related costs	1,980	1,975
Repayments of long-term debt	(168)	—
Repurchases of common stock	(1,850)	(1,250)
Dividends paid	(1,532)	(1,542)
Other, net	(116)	(128)
Net cash used for financing activities	(1,686)	(945)
Net change in cash and cash equivalents	1,081	1,126
Cash and cash equivalents at beginning of period	1,442	2,547
Cash and cash equivalents at end of period	$2,523	$3,673
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
For the Quarters Ended June 30, 2024 and June 25, 2023
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at March 31, 2024	$239	$—	$15,222	$(8,811)	$6,650
Net earnings	—	—	1,641	—	1,641
Other comprehensive income, net of tax	—	—	—	42	42
Dividends declared	—	—	(1,514)	—	(1,514)
Repurchases of common stock	(2)	(206)	(642)	—	(850)
Stock-based awards, ESOP activity and other	—	206	—	—	206
Balance at June 30, 2024	$237	$—	$14,707	$(8,769)	$6,175

Balance at March 26, 2023	$254	$—	$17,478	$(8,086)	$9,646
Net earnings	—	—	1,681	—	1,681
Other comprehensive income, net of tax	—	—	—	7	7
Dividends declared	—	—	(1,523)	—	(1,523)
Repurchases of common stock	(3)	(179)	(568)	—	(750)
Stock-based awards, ESOP activity and other	—	179	—	—	179
Balance at June 25, 2023	$251	$—	$17,068	$(8,079)	$9,240
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
For the Six Months Ended June 30, 2024 and June 25, 2023
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2023	$240	$—	$15,398	$(8,803)	$6,835
Net earnings	—	—	3,186	—	3,186
Other comprehensive income, net of tax	—	—	—	34	34
Dividends declared	—	—	(2,277)	—	(2,277)
Repurchases of common stock	(4)	(246)	(1,600)	—	(1,850)
Stock-based awards, ESOP activity and other	1	246	—	—	247
Balance at June 30 2024	$237	$—	$14,707	$(8,769)	$6,175

Balance at December 31, 2022	$254	$92	$16,943	$(8,023)	$9,266
Net earnings	—	—	3,370	—	3,370
Other comprehensive income, net of tax	—	—	—	(56)	(56)
Dividends declared	—	—	(2,291)	—	(2,291)
Repurchases of common stock	(4)	(292)	(954)	—	(1,250)
Stock-based awards, ESOP activity and other	1	200	—	—	201
Balance at June 25 2023	$251	$—	$17,068	$(8,079)	$9,240
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
We close our books and records on the last Sunday of the interim calendar quarter, which was on June 30 for the second quarter of 2024 and June 25 for the second quarter of 2023, to align our financial closing with our business processes. The consolidated financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods as our fiscal year ends on December 31.
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
NOTE 2 - EARNINGS PER COMMON SHARE
The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Weighted average common shares outstanding for basic computations	238.9	252.8	239.8	253.7
Weighted average dilutive effect of equity awards	0.7	0.8	0.8	0.9
Weighted average common shares outstanding for diluted computations	239.6	253.6	240.6	254.6
We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units (RSUs) and performance stock units (PSUs) based on the treasury stock method. There were no significant anti-dilutive equity awards during the quarters and six months ended June 30, 2024 and June 25, 2023. Basic and diluted weighted average common shares outstanding decreased in 2024 compared to 2023 due to share repurchases. See “Note 9 - Stockholders’ Equity” for more information.

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
Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Net sales
Aeronautics	$7,277	$6,875	$14,122	$13,144
Missiles and Fire Control	3,102	2,755	6,095	5,143
Rotary and Mission Systems	4,548	3,897	8,636	7,407
Space	3,195	3,166	6,464	6,125
Total net sales	$18,122	$16,693	$35,317	$31,819
Operating profit
Aeronautics	$751	$718	$1,430	$1,393
Missiles and Fire Control	450	371	761	748
Rotary and Mission Systems	495	454	925	804
Space	346	312	671	592
Total business segment operating profit	2,042	1,855	3,787	3,537
Unallocated items
FAS/CAS pension operating adjustment	406	416	812	831
Impairment and severance charges (a)	(87)	—	(87)	—
Intangible asset amortization expense	(61)	(62)	(122)	(124)
Other, net	(152)	(74)	(213)	(72)
Total unallocated items	106	280	390	635
Total consolidated operating profit	$2,148	$2,135	$4,177	$4,172
Intersegment sales
Aeronautics	$67	$71	$137	$124
Missiles and Fire Control	204	159	406	305
Rotary and Mission Systems	574	505	1,160	994
Space	99	92	206	178
Total intersegment sales	$944	$827	$1,909	$1,601
(a)Impairment and severance charges of $87 million ($69 million, or $0.29 per share, after-tax) include trademark and fixed asset impairments as well as severance costs. See “Note 10 - Other” below for additional information.
Unallocated Items
Business segment operating profit excludes the FAS/CAS pension operating adjustment, a portion of corporate costs not considered allowable or allocable to contracts with the U.S. Government under the applicable U.S. Government cost accounting standards (CAS) or federal acquisition regulations (FAR), and other items not considered part of

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Disaggregation of Net Sales
Net sales by products and services, contract type, customer, and geographic region were as follows (in millions):

	Quarter Ended June 30, 2024
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$5,971	$2,742	$3,705	$2,691	$15,109
Services	1,306	360	843	504	3,013
Total net sales	$7,277	$3,102	$4,548	$3,195	$18,122
Net sales by contract type
Fixed-price	$4,945	$2,124	$2,812	$925	$10,806
Cost-reimbursable	2,332	978	1,736	2,270	7,316
Total net sales	$7,277	$3,102	$4,548	$3,195	$18,122
Net sales by customer
U.S. Government	$4,941	$2,241	$2,999	$3,107	$13,288
International (a)	2,297	856	1,470	45	4,668
U.S. commercial and other	39	5	79	43	166
Total net sales	$7,277	$3,102	$4,548	$3,195	$18,122
Net sales by geographic region
United States	$4,980	$2,246	$3,078	$3,150	$13,454
Europe	1,270	209	282	19	1,780
Asia Pacific	685	180	750	25	1,640
Middle East	194	450	200	1	845
Other	148	17	238	—	403
Total net sales	$7,277	$3,102	$4,548	$3,195	$18,122

	Six Months Ended June 30, 2024
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$11,563	$5,406	$6,946	$5,390	$29,305
Services	2,559	689	1,690	1,074	6,012
Total net sales	$14,122	$6,095	$8,636	$6,464	$35,317
Net sales by contract type
Fixed-price	$9,529	$4,120	$5,289	$1,825	$20,763
Cost-reimbursable	4,593	1,975	3,347	4,639	14,554
Total net sales	$14,122	$6,095	$8,636	$6,464	$35,317
Net sales by customer
U.S. Government	$9,607	$4,408	$5,839	$6,269	$26,123
International (a)	4,449	1,680	2,632	113	8,874
U.S. commercial and other	66	7	165	82	320
Total net sales	$14,122	$6,095	$8,636	$6,464	$35,317
Net sales by geographic region
United States	$9,673	$4,415	$6,004	$6,351	$26,443
Europe	2,481	454	551	37	3,523
Asia Pacific	1,321	367	1,290	71	3,049
Middle East	397	820	362	5	1,584
Other	250	39	429	—	718
Total net sales	$14,122	$6,095	$8,636	$6,464	$35,317

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

	Quarter Ended June 25, 2023
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$5,645	$2,412	$3,041	$2,660	$13,758
Services	1,230	343	856	506	2,935
Total net sales	$6,875	$2,755	$3,897	$3,166	$16,693
Net sales by contract type
Fixed-price	$4,656	$1,863	$2,451	$799	$9,769
Cost-reimbursable	2,219	892	1,446	2,367	6,924
Total net sales	$6,875	$2,755	$3,897	$3,166	$16,693
Net sales by customer
U.S. Government	$4,621	$1,911	$2,754	$3,121	$12,407
International (a)	2,169	841	1,075	41	4,126
U.S. commercial and other	85	3	68	4	160
Total net sales	$6,875	$2,755	$3,897	$3,166	$16,693
Net sales by geographic region
United States	$4,706	$1,914	$2,822	$3,125	$12,567
Europe	1,146	174	212	24	1,556
Asia Pacific	690	215	554	16	1,475
Middle East	226	411	155	1	793
Other	107	41	154	—	302
Total net sales	$6,875	$2,755	$3,897	$3,166	$16,693

	Six Months Ended June 25, 2023
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$10,801	$4,501	$5,833	$5,149	$26,284
Services	2,343	642	1,574	976	5,535
Total net sales	$13,144	$5,143	$7,407	$6,125	$31,819
Net sales by contract type
Fixed-price	$8,968	$3,481	$4,659	$1,563	$18,671
Cost-reimbursable	4,176	1,662	2,748	4,562	13,148
Total net sales	$13,144	$5,143	$7,407	$6,125	$31,819
Net sales by customer
U.S. Government	$8,738	$3,492	$5,177	$6,029	$23,436
International (a)	4,283	1,646	2,095	86	8,110
U.S. commercial and other	123	5	135	10	273
Total net sales	$13,144	$5,143	$7,407	$6,125	$31,819
Net sales by geographic region
United States	$8,861	$3,497	$5,312	$6,039	$23,709
Europe	2,276	385	437	47	3,145
Asia Pacific	1,365	317	992	38	2,712
Middle East	451	866	341	1	1,659
Other	191	78	325	—	594
Total net sales	$13,144	$5,143	$7,407	$6,125	$31,819

(a)International sales include foreign military sales (FMS) contracted through the U.S. Government and direct commercial sales to international governments and other international customers.
Our Aeronautics business segment includes our largest program, the F-35 Lightning II, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented approximately 26% and 25% of our total

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
consolidated net sales for the quarter and six months ended June 30, 2024 and 26% of our total consolidated net sales for both the quarter and six months ended June 25, 2023.
Assets
Total assets for each of our business segments were as follows (in millions):

	June 30, 2024	December 31, 2023
Assets
Aeronautics	$13,913	$13,167
Missiles and Fire Control	5,938	5,703
Rotary and Mission Systems	17,612	17,521
Space	6,717	6,560
Total business segment assets	44,180	42,951
Corporate assets (a)	10,896	9,505
Total assets	$55,076	$52,456
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

	June 30, 2024	December 31, 2023
Contract assets	$13,907	$13,183
Contract liabilities	9,181	9,190
Contract assets increased $724 million during the six months ended June 30, 2024, due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the six months ended June 30, 2024 for which we have not yet billed our customers. There were no significant credit or impairment losses related to our contract assets during the quarters and six months ended June 30, 2024 and June 25, 2023.
Contract liabilities decreased $9 million during the six months ended June 30, 2024, primarily due to revenue recognized in excess of payments received on these performance obligations. During the quarter and six months ended June 30, 2024, we recognized $1.7 billion and $4.1 billion of our contract liabilities at December 31, 2023 as revenue. During the quarter and six months ended June 25, 2023, we recognized $1.1 billion and $3.3 billion of our contract liabilities at December 31, 2022 as revenue.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
NOTE 5 - INVENTORIES
Inventories consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Materials, spares and supplies	$651	$606
Work-in-process	2,259	2,338
Finished goods	187	188
Total inventories	$3,097	$3,132
Costs incurred to fulfill a contract in advance of the contract being awarded are included in inventories as work-in-process if we determine that those costs relate directly to a contract or to an anticipated contract that we can specifically identify and determine that contract award is probable, the costs generate or enhance resources that will be used in satisfying performance obligations, and the costs are recoverable (referred to as pre-contract costs). These advanced procurement costs are generally incurred in order to enhance our ability to achieve schedule and certain customer milestones. Pre-contract costs that are initially capitalized in inventory are generally recognized as cost of sales consistent with the transfer of products and services to the customer upon the receipt of the anticipated contract. All other pre-contract costs, including start-up costs, are expensed as incurred. As of June 30, 2024 and December 31, 2023, $1.2 billion and $989 million of pre-contract costs (primarily the F-35 program and classified contracts at our Aeronautics business segment) were included in inventories.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
NOTE 6 - POSTRETIREMENT BENEFIT PLANS
FAS income
The pretax FAS income related to our qualified defined benefit pension plans and retiree medical and life insurance plans consisted of the following (in millions):

	Quarters Ended		Six Months Ended
	June 30, 2024	June 25 2023	June 30, 2024	June 25 2023
Qualified defined benefit pension plans
Operating:
Service cost	$(15)	$(16)	$(30)	$(32)
Non-operating:
Interest cost	(350)	(365)	(699)	(730)
Expected return on plan assets	393	431	786	861
Amortization of actuarial losses	(65)	(42)	(130)	(84)
Amortization of prior service credits	37	87	74	174
Non-service FAS pension income	15	111	31	221
Total FAS pension income	$—	$95	$1	$189
Retiree medical and life insurance plans
Operating:
Service cost	$(1)	$(2)	$(2)	$(3)
Non-operating:
Interest cost	(16)	(17)	(32)	(34)
Expected return on plan assets	27	26	54	52
Amortization of actuarial gains	9	8	18	16
Amortization of prior service costs	(1)	(2)	(2)	(5)
Non-service FAS retiree medical and life income	19	15	38	29
Total FAS retiree medical and life income	$18	$13	$36	$26
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
The amortization of net actuarial losses or gains and prior service credits or costs in the table above, along with similar costs related to our other postretirement benefit plans ($4 million and $8 million for the quarter and six months ended June 30, 2024 and $4 million and $7 million for the quarter and six months ended June 25, 2023) were reclassified from accumulated other comprehensive loss (AOCL) and recorded as a component of FAS income for the periods presented. These costs totaled $24 million ($19 million, net of tax) and $48 million, ($38 million, net of tax) during the quarter and six months ended June 30, 2024, and $(47) million ($(37) million, net of tax) and $(94) million ($(74) million, net of tax) during the quarter and six months ended June 25, 2023.
Funding Requirements
The required funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended, along with consideration of CAS and Internal Revenue Code rules. We made no contributions to our qualified defined benefit pension plans during the quarters and six months ended June 30, 2024 and June 25, 2023.

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
United States of America, ex rel. Patzer; Cimma v. Sikorsky Aircraft Corp., et al.
As a result of our acquisition of Sikorsky Aircraft Corporation (Sikorsky) in 2015, we assumed the defense of and any potential liability for two civil False Claims Act lawsuits pending in the U.S. District Court for the Eastern District of Wisconsin. In October 2014, the U.S. Government filed a complaint in intervention in the first suit, which was brought by qui tam relator Mary Patzer, a former Derco Aerospace (Derco) employee. In May 2017, the U.S. Government filed a complaint in intervention in a second suit, which was brought by qui tam relator Peter Cimma, a former Sikorsky Support Services, Inc. (SSSI) employee. In November 2017, the Court consolidated the cases into a single action for discovery and trial.
The U.S. Government alleged that Sikorsky and two of its wholly-owned subsidiaries, Derco and SSSI, violated the civil False Claims Act and the Truth in Negotiations Act in connection with a contract the U.S. Navy awarded to SSSI in June 2006 to support the Navy’s T-34 and T-44 fixed-wing turboprop training aircraft. SSSI subcontracted with Derco, primarily to procure and manage spare parts for the training aircraft. The U.S. Government contended that SSSI overbilled the Navy on the contract as the result of Derco’s use of prohibited cost-plus-percentage-of-cost (CPPC) pricing to add profit and overhead costs as a percentage of the price of the spare parts that Derco procured and then sold to SSSI. The U.S. Government also alleged that Derco’s claims to SSSI, SSSI’s claims to the Navy, and SSSI’s yearly Certificates of Final Indirect Costs from 2006 through 2012 were false and that SSSI submitted inaccurate cost or pricing data in violation of the Truth in Negotiations Act for a sole-sourced, follow-on “bridge” contract. The U.S. Government’s complaints asserted common law claims for breach of contract and unjust enrichment. On November 29, 2021, the District Court granted the U.S. Government’s motion for partial summary judgment, finding that the Derco-SSSI agreement was a CPPC contract. On October 17, 2023, the District Court ruled on the parties’ cross motions for summary judgment, granting some motions and denying others.
Trial on the U.S. Government’s remaining claims was scheduled for May 6, 2024 before being stayed pending negotiation of a settlement agreement. On June 21, 2024, SSSI and Derco settled with the U.S. Government and relator to avoid the delay, uncertainty, inconvenience and expense of further protracted litigation. Under the terms of the settlement, we paid $70 million to the U.S. Government with no admission of liability or finding of wrongdoing, resulting in an immaterial charge to earnings in the quarter ending June 30, 2024 for the portion of the settlement payment in excess of the previously estimated liability. The alleged conduct at issue in the lawsuit occurred between 2006 and 2012, prior to our acquisition of Sikorsky. The case was dismissed on July 3, 2024, as a result of the settlement agreement.

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
At June 30, 2024 and December 31, 2023, the aggregate amount of liabilities recorded relative to environmental matters was $687 million and $680 million, most of which are recorded in other noncurrent liabilities on our consolidated balance sheets. We have recorded assets for the portion of environmental costs that are probable of future recovery totaling $620 million and $613 million at June 30, 2024 and December 31, 2023, most of which are recorded in other noncurrent assets on our consolidated balance sheets.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
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
Letters of Credit, Surety Bonds and Third-Party Guarantees
We have entered into standby letters of credit and surety bonds issued on our behalf by financial institutions, and we have directly issued guarantees to third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. We had total outstanding letters of credit and surety bonds aggregating $2.8 billion and $2.9 billion at June 30, 2024 and December 31, 2023.
Additionally, we may guarantee the contractual performance of third parties such as joint venture partners. At June 30, 2024 and December 31, 2023, third-party guarantees totaled $347 million and $1.0 billion, of which approximately 26% and 75% related to guarantees of contractual performance of joint ventures to which we currently are or previously were a party. These amounts represent our estimate of the maximum amounts we would expect to incur upon the contractual non-performance of the joint venture, joint venture partners or divested businesses. Generally, we also have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner. Third-party guarantees do not include guarantees issued on behalf of subsidiaries and other consolidated entities.
In determining our exposures, we evaluate the reputation, performance on contractual obligations, technical capabilities and credit quality of our current and former joint venture partners and the transferee under novation agreements all of which include a guarantee as required by the FAR. At June 30, 2024 and December 31, 2023, there were no material amounts recorded in our financial statements related to third-party guarantees or novation agreements.
Other Contingencies
On April 22, 2024, the Armed Services Board of Contract Appeals (ASBCA) sustained our appeal associated with a contract to modernize and install new engines in C-5 Galaxy aircraft. The ASBCA ruled that we are entitled to $132 million for impacts due to excessive “over and above” work performed under the contract plus interest on the amount since the date of our claim in October 2018. We have not recognized the impacts resulting from the ASBCA decision through June 30, 2024, given the matter may be appealed by the Government until August 21, 2024, and the uncertain grounds for any potential appeal.
Independent of this matter and as a U.S. Government contractor, we are subject to various audits and investigations by the U.S. Government to determine whether our operations are being conducted in accordance with applicable regulatory requirements. U.S. Government investigations of us, whether relating to government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines or penalties being imposed upon us, suspension, proposed debarment, debarment from eligibility for future U.S. Government contracting, or suspension of export privileges. Suspension or debarment could have a material adverse effect on us because of our dependence on contracts with the U.S. Government. U.S. Government investigations often take years to complete and

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
many result in no adverse action against us. We also provide products and services to customers outside of the U.S., which are subject to U.S. and foreign laws and regulations and foreign procurement policies and practices. Our compliance with local regulations or applicable U.S. Government regulations also may be audited or investigated.
Additionally, in the normal course of business, we provide warranties to our customers associated with certain product sales. We record estimated warranty costs in the period in which the related products are delivered. The warranty liability is generally based on the number of months of warranty coverage remaining for the products delivered and the average historical monthly warranty payments. Warranty obligations incurred in connection with long-term production contracts are accounted for within the contract estimates at completion.
NOTE 8 - FAIR VALUE MEASUREMENTS
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	June 30, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Mutual funds	$1,002	$1,002	$—	$—	$1,025	$1,025	$—	$—
U.S. Government securities	101	—	101	—	119	—	119	—
Other securities	695	333	319	43	679	333	301	45
Derivatives	15	—	15	—	32	—	32	—
Liabilities
Derivatives	178	—	178	—	200	—	200	—
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
The aggregate notional amount of our outstanding interest rate swaps was $1.3 billion at both June 30, 2024 and December 31, 2023. The aggregate notional amount of our outstanding foreign currency hedges was $6.1 billion and $6.5 billion at June 30, 2024 and December 31, 2023. The fair values of our outstanding interest rate swaps and foreign currency hedges at June 30, 2024 and December 31, 2023 were not significant. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters and six months ended June 30, 2024 and June 25, 2023. The impact of derivative instruments on our consolidated statements of cash flows is included in net cash provided by operating activities. Substantially all of our derivatives are designated for hedge accounting.
In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $19.3 billion and $18.5 billion at June 30, 2024 and December 31, 2023. The outstanding principal amount of debt, including short-term and long-term debt, was $20.6 billion and $18.7 billion at June 30, 2024 and December 31, 2023, excluding $1.3 billion of unamortized discounts and issuance costs at both June 30, 2024 and December 31, 2023. The estimated fair values of our outstanding debt were determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates and credit spreads (Level 2).
NOTE 9 - STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
During the six months ended June 30, 2024, we repurchased 4.2 million shares of our common stock for $1.9 billion in open market purchases. The total remaining authorization for future common stock repurchases under our share repurchase program was $8.2 billion as of June 30, 2024. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.
Dividends
We paid cash dividends of $1.5 billion ($6.30 per share) during the six months ended June 30, 2024. Additionally, we declared a third quarter 2024 dividend totaling approximately $751 million ($3.15 per share), which will be paid in September 2024. The total amount of dividends declared may differ from the total amount of dividends paid during a period due to the timing of dividend-equivalents paid on RSUs and PSUs. These dividend-equivalents are accrued during the vesting period and are paid upon the vesting of the RSUs and PSUs, which primarily occurs in the first quarter each year.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Accumulated Other Comprehensive Loss
Changes in the balance of AOCL, net of tax, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL
Balance at December 31, 2023	$(8,704)	$(99)	$(8,803)
Other comprehensive income (loss) before reclassifications	—	(32)	(32)
Amounts reclassified from AOCL
Amortization of net actuarial losses (a)	94	—	94
Amortization of net prior service credits (a)	(56)	—	(56)
Other	—	28	28
Total reclassified from AOCL	38	28	66
Total other comprehensive income (loss)	38	(4)	34
Balance at June 30, 2024	$(8,666)	$(103)	$(8,769)

Balance at December 31, 2022	$(7,866)	$(157)	$(8,023)
Other comprehensive income (loss) before reclassifications	—	5	5
Amounts reclassified from AOCL
Amortization of net actuarial losses (a)	58	—	58
Amortization of net prior service credits (a)	(132)	—	(132)
Other	—	13	13
Total reclassified from AOCL	(74)	13	(61)
Total other comprehensive income (loss)	(74)	18	(56)
Balance at June 25, 2023	$(7,940)	$(139)	$(8,079)

(a)Reclassifications from AOCL related to postretirement benefit plans were recorded as a component of FAS income for each period presented. These amounts include $19 million and $(37) million, net of tax, for the quarters ended June 30, 2024 and June 25, 2023, which are comprised of the amortization of net actuarial losses of $47 million and $29 million for the quarters ended June 30, 2024 and June 25, 2023, and the amortization of net prior service credits of $28 million and $66 million for the quarters ended June 30, 2024 and June 25, 2023. See “Note 6 - Postretirement Benefit Plans”.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
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
Our consolidated net profit booking rate adjustments increased sales by $383 million and $655 million during the quarter and six months ended June 30, 2024 and $359 million and $792 million during the quarter and six months ended June 25, 2023. These adjustments increased segment operating profit by approximately $420 million ($332 million, or $1.39 per share, after tax) and $615 million ($486 million, or $2.02 per share, after tax) during the quarter and six months ended June 30, 2024, and $365 million ($288 million, or $1.14 per share, after tax) and $780 million ($616 million, or $2.42 per share, after tax) during the quarter and six months ended June 25, 2023. During the three months ended March 31, 2024, we recognized a reach-forward loss of $100 million on a classified program at our MFC business segment described below. During the three months ended June 25, 2023, we recognized a favorable profit adjustment of $65 million on an international surveillance and control program due to the positive resolution of a contractual matter, and a reach-forward loss of $100 million on the Canadian Maritime Helicopter Program (CMHP) as a result of increased costs and lower than planned revenues described below.
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
However, some of our existing development programs are contracted on a fixed-price basis or include cost-type contracting for the development phase with fixed-price production options and our customers still continue to implement procurement strategies such as these that shift risk to contractors. Competitively bid programs with fixed-price development work or fixed-price production options increase the risk of a reach-forward loss upon contract award and during the period of contract performance. Due to the complex and often experimental nature of development programs, we may experience (and have experienced in the past) technical and quality issues during the development of new products or technologies for a variety of reasons. Our development programs are ongoing, and while we believe the cost and fee estimates incorporated in the financial statements are appropriate, the technical complexity of these programs and fixed-price contract structure creates financial risk as estimated completion costs may exceed the current contract value, which could trigger earnings charges, termination provisions, or other financially significant exposures. These programs have risk for reach-forward losses if our estimated costs exceed our estimated contract revenues, and such losses could be significant to our financial results, cash flows, or financial condition. Any such losses are recorded in the period in which the loss is evident.
We have experienced performance issues on a classified fixed-price incentive fee contract at our Aeronautics business segment. Phases within the contract involve highly complex design and systems integration and we have periodically recognized reach-forward losses. During the second quarter of 2024, we recognized losses of $45 million related to higher than anticipated costs to maintain program objectives, increasing the cumulative losses to approximately $335 million. We will continue to monitor the technical requirements and our performance, the remaining work and any future changes in scope or schedule, and estimated costs to complete the program and may have to record additional losses in future periods if we experience further performance issues, increases in scope, or cost growth, which could be

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
material to our financial results. Additionally, we will continue to assess the likelihood of losses for future phases. We will be required to recognize additional losses for such phases if they are probable and such loss becomes evident. Lastly, we and our industry team will continue to incur advanced procurement costs (also referred to as pre-contract costs) in order to enhance our ability to achieve the schedule and certain milestones. We will monitor the recoverability of pre-contract costs, which could be impacted by the customer’s decision regarding future phases of the program.
We have contracted with the Canadian Government for the Canadian Maritime Helicopter Program (CMHP) at our RMS business segment that provides for design, development, and production of CH-148 aircraft (the Original Equipment contract), which is a military variant of the S-92 helicopter, and for logistical support to the fleet (the In Service Support contract) over an extended time period. We are currently in discussions with the Canadian Government to potentially restructure certain contractual terms and conditions that may be beneficial to both parties. The program has experienced performance issues, including delays in the final aircraft deliveries from the original contract requirement, and the Royal Canadian Air Force’s flight hours have been significantly less than originally anticipated, which has impacted program revenues and the recovery of our costs under this program. We have incurred significant costs and recognized the related sales, of which about $970 million are currently included in contract assets on the balance sheet which could become at risk for future recovery. Such assets are recovered based on flight hours. Future sales and recovery of costs under the program are highly dependent upon achieving a certain number of flight hours, which are not entirely in our control and dependent on aircraft availability and performance, the availability of Canadian government resources, and potential restructured contract terms and conditions to better align with the current needs of the Canadian government and allow for cost recovery. As of June 30, 2024, cumulative losses remained at approximately $100 million. Future performance issues, lower than forecast flight hours, or changes in our estimates due to the outcome of restructuring discussions may further affect our ability to recover our costs, including recovery of the contract assets recognized on the balance sheet and our assessment of the reach-forward loss, which could be material to our operating results.
We also have a number of contracts with Türkish industry for the Türkish Utility Helicopter Program (TUHP), which anticipates co-production with Türkish industry for production of T70 helicopters for use in Türkiye, as well as the related provision of Türkish goods and services under buy-back or offset obligations, to include the future sales of helicopters built in Türkiye for sale globally. In 2020, the U.S. Government imposed certain sanctions on Türkish entities and persons that have affected our ability to perform under the TUHP contracts and we have provided force majeure notices under the affected contracts. As of June 30, 2024, cumulative losses related to development work for the program remained insignificant and the program remains in a contract liability position on the balance sheet. The TUHP contracts may be negotiated to be restructured or terminated, either in whole or in part and as a result, we could be at risk of recording significant reach-forward losses in future periods. Additionally, we could elect to pursue other relief or remedies, which could result in a further reduction in sales, the imposition of penalties or assessment of damages, and increased unrecoverable costs, which could be material to our financial results.
Our MFC business segment was previously awarded a competitively bid classified contract, which includes a cost-reimbursable base contract for the initial phase of the program and multiple fixed price options for additional phases. The options for additional phases may be exercised over the next several years and if performed we expect they would each be at a loss. During the first quarter of 2024, we concluded it was probable that an option would be exercised based on progress made on the program and discussions with the customer. Accordingly, in the first quarter of 2024 we recognized a reach forward loss of approximately $100 million, bringing the cumulative losses recognized on the program to approximately $150 million, including charges for precontract costs recognized in prior periods. During the second quarter of 2024, there were no significant changes to the previously recognized losses. We will continue to assess the likelihood that additional options will be exercised, utilizing factors such as our performance, future requirements of the program, discussions with the customer and suppliers, customer funding, experience with other customer programs, among other factors. We will be required to recognize additional losses for the remaining options if they become probable of being exercised. The potential total loss across the additional options is up to approximately $1.3 billion. The ultimate amount of additional loss recognized, if any, will depend on how many of the additional options are exercised or become probable of being exercised and performance on those options.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Backlog
Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. It is converted into sales in future periods as work is performed or deliveries are made. For our cost-reimbursable and fixed-priced-incentive contracts, the estimated consideration we expect to receive pursuant to the terms of the contract may exceed the contractual award amount. The estimated consideration is determined at the outset of the contract and is continuously reviewed throughout the contract period. In determining the estimated consideration, we consider the risks related to the technical, schedule and cost impacts to complete the contract and an estimate of any variable consideration. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of June 30, 2024, our ending backlog was $158.3 billion. We expect to recognize approximately 36% of our backlog over the next 12 months and approximately 60% over the next 24 months as revenue with the remainder recognized thereafter.
Income Taxes
Our effective income tax rates were 15.8% for the quarter and six months ended June 30, 2024 and 16.2% and 15.8% for the quarter and six months ended June 25, 2023. The rates for all periods benefited from research and development tax credits, tax deductions for foreign derived intangible income and dividends paid to our defined contribution plans with an employee stock ownership plan feature.
Investments
We make investments in companies that we believe are advancing or developing new technologies applicable to our business. These investments are primarily in early-stage companies and may be in the form of common or preferred stock, warrants, convertible debt securities, investments in funds or equity method investments. Most of these investments are in equity securities without readily determinable fair values (privately held securities), which are measured initially at cost and are then adjusted to fair value only if there is an observable price change or reduced for impairment, if applicable. The carrying amounts of the investments were $604 million and $581 million at June 30, 2024 and December 31, 2023. Due to changes in fair value and/or sales of investments, we recorded net gains of $9 million ($7 million, or $0.03 per share, after-tax) and $14 million ($11 million, or $0.04 per share, after-tax) during the quarter and six months ended June 30, 2024 and net losses of $40 million ($30 million, or $0.12 per share, after-tax) and $11 million ($8 million, or $0.03 per share, after-tax) during the quarter and six months ended June 25, 2023. These gains or losses are reflected in the other non-operating income (expense), net account on our consolidated statements of earnings.
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
Impairment and Severance Charges
During the second quarter of 2024, we recorded charges totaling $87 million ($69 million, or $0.29 per share, after-tax) for trademark and fixed asset impairments as well as severance costs resulting from the strategic review of our Sikorsky business during the second quarter of 2024 due, in part, to the impacts of the U.S. Army announcement to cancel the Future Attack Reconnaissance Aircraft (FARA) program at the conclusion of fiscal year 2024, for which our Sikorsky business was competing.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS
In March 2024, the SEC issued a final rule under SEC Release Nos. 33-11275 and 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors, that will require us to provide climate-related disclosures in our annual reports and registration statements beginning with our annual report for the year ending December 31, 2025. The rule requires disclosure of material climate-related risks, our governance and risk management of climate-related risks and any material climate-related targets or goals, greenhouse gas emissions as well as disclosure of the financial statement effects, such as costs and losses resulting from severe weather events and other natural conditions. In April 2024, the SEC released an order staying this final rule pending judicial review of all the petitions challenging the rule. We are in the process of analyzing the impact of the rules on our disclosures.
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (CODM). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. We expect this ASU to impact only our disclosures with no impacts to our results of operations, cash flows and financial condition.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. We expect this ASU to impact only our disclosures with no impacts to our results of operations, cash flows, and financial condition.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lockheed Martin Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Lockheed Martin Corporation (the Company) as of June 30, 2024, the related consolidated statements of earnings, comprehensive income and equity for the quarters and six months ended June 30, 2024 and June 25, 2023, and consolidated statements of cash flows for the six months ended June 30, 2024 and June 25, 2023, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
July 23, 2024

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
BUSINESS OVERVIEW
We are a global defense technology company driving innovation and advancing scientific discovery. Our all-domain mission solutions and 21st Century Security vision accelerate the delivery of transformative technologies to our customers. We are principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics, system integration and cybersecurity services. Our main areas of focus are in defense, space, intelligence, homeland security and information technology, including cybersecurity. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. During the six months ended June 30, 2024, 74% of our $35.3 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 65% from the Department of Defense (DoD)), 25% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government) and 1% were from U.S. commercial and other customers.
U.S. Budget Environment
With approximately three quarters of our sales from the U.S. Government, U.S. Government spending levels, particularly defense spending, and timely funding thereof can affect our financial performance over the short and long term.
On March 22, 2024, the President signed the second Fiscal Year (FY) 2024 Consolidated Appropriations package into law, which includes the DoD funding. This legislation reflects the Fiscal Responsibility Act (FRA) spending limit of $886 billion for National Defense, of which $842 billion was for the DoD base budget.
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
The House and Senate continue the legislative process on the FY 2025 budget. On May 22, 2024, the House Armed Services Committee (HASC) approved its version of the FY25 National Defense Authorization Act. The bill authorizes $849.8 billion in funding for the DoD, which is consistent with the President’s FY25 budget request. On June 28, 2024, the FY 2025 DoD Appropriations bill H.R. 8774 passed the House. This House bill supports additional funding above the President’s FY25 budget request for several programs spread across our four business areas. On July 8, 2024, the Senate Armed Service Committee (SASC) filed their version of the FY 25 National Defense Authorization Act at a level $25 billion above the cap set by the FRA.
In the coming months, Congress will need to approve or revise the President’s FY 2025 budget proposal through enactment of appropriations bills and other policy legislation, which would then require final approval from the President in order for the FY 2025 budget to become law and complete the budget process.
On April 24, 2024, the President signed a bill providing a total of $95 billion in additional supplemental funding for Ukraine, Israel and Taiwan including funding for the restock of U.S. munitions capacity. Supplemental funding legislation is not subject to the FRA limits.
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
Geopolitical and Economic Environment
We operate in a complex and evolving global security environment and our business is affected by geopolitical and security issues. Russia’s invasion of Ukraine, conflicts in the Middle East and heightened tension in the Pacific region have elevated global security concerns resulting in increased interest for our products and services as countries seek to improve their security posture. In this context, the U.S. Government, our largest customer, continues to align its budget with the defense priorities set forth in the 2022 National Defense Strategy. In addition, security assistance provided by the U.S. Government and its allies to Ukraine has increased U.S. Government and allied demand to replenish U.S. stockpiles, resulting in additional and potential future orders, including for the ramp-up in production capacity for certain products. We continue to expect additional orders over the next several years attributable to the global threat environment. We operate primarily in a long-cycle business and the U.S. government has been focused on increasing industry capacity to meet demand. For example, in 2024, our Missiles and Fire Control business segment expects to begin realizing higher year over year sales from the production ramp up associated with munitions replenishment. We continue to work with the U.S. Government and our supply chain to evaluate increases in capacity at our operations to anticipate potential demand and enable us to deliver critical capabilities.
Our business and financial performance is also affected by general economic conditions. We continue to experience supply chain challenges, including supplier shortages and performance issues. These issues have delayed certain customer deliveries, have been a limiting factor on our ability to ramp up production in response to customer demand for certain products and have caused out-of-sequence manufacturing, which increases costs and decreases operational efficiency. In addition, elevated levels of inflation and macro-economic conditions present risks for Lockheed Martin, our suppliers and the stability of the broader defense industrial base. Certain costs, including rising labor rates and supplier costs, have increased as a result of inflation, and have adversely affected our margins on certain programs. In addition, some suppliers are reducing the duration of pricing validity of their proposals to us or seeking to reopen pricing on existing agreements, which is operationally challenging and increases the risk of cost volatility. We continue to work to mitigate challenges caused by the supply chain or current macroeconomic environment on our business, including by supporting small business and at-risk suppliers, deploying resources to work with our supply chain, securing materials and support by executing long-term contracts, enforcing existing contract terms, identifying alternative sources, collaborating with our customer to address industry-wide challenges, and optimizing our supply chain organization through digital transformation and workforce development. If we experience significant supply chain issues or high rates of inflation, and are unable to successfully mitigate the impact, our future profits, margins and cash flows, particularly for existing fixed-price contracts, may be adversely affected. Inflation and higher interest rates can also constrain the overall purchasing power of our customers for our products and services potentially impacting future orders, especially in a budget constrained environment. We remain committed to our ongoing efforts to increase the efficiency of our operations and improve the cost competitiveness and affordability of our products and services, which may, in part, offset cost increases from inflation.
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

Our consolidated results of operations were as follows (in millions, except per share data):

	Quarters Ended		Six Months Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Net sales	$18,122	$16,693	$35,317	$31,819
Cost of sales	(15,992)	(14,603)	(31,194)	(27,683)
Gross profit	2,130	2,090	4,123	4,136
Other income, net	18	45	54	36
Operating profit	2,148	2,135	4,177	4,172
Interest expense	(261)	(223)	(516)	(425)
Non-service FAS pension income	15	111	31	221
Other non-operating income (expense), net	46	(17)	91	32
Earnings before income taxes	1,948	2,006	3,783	4,000
Income tax expense	(307)	(325)	(597)	(630)
Net earnings	$1,641	$1,681	$3,186	$3,370
Diluted earnings per common share	$6.85	$6.63	$13.24	$13.24

Certain amounts reported in other income, net, including our share of earnings or losses from equity method investees, are included in the operating profit of our business segments. Accordingly, such amounts are included in the discussion of our business segment results of operations.
Net Sales
We generate sales from the delivery of products and services to our customers. Our consolidated net sales were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Products	$15,109	$13,758	$29,305	$26,284
% of total net sales	83.4%	82.4%	83.0%	82.6%
Services	3,013	2,935	6,012	5,535
% of total net sales	16.6%	17.6%	17.0%	17.4%
Total net sales	$18,122	$16,693	$35,317	$31,819
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

Product Sales
Product sales increased $1.4 billion, or 10%, during the quarter ended June 30, 2024, compared to the same period in 2023. The increase was primarily attributable to higher product sales of $665 million at RMS, $330 million at MFC, and $325 million at Aeronautics. Higher product sales at RMS were due to new program ramp up within the laser systems portfolio and higher volume on radar, Black Hawk and CH-53K programs. Higher product sales at MFC were due to production ramp up on Guided Multiple Launch Rocket Systems (GMLRS), and Long Range Anti-Ship Missile (LRASM) programs. Higher product sales at Aeronautics were due to higher volume on F-35 production contracts.
Product sales increased $3.0 billion, or 11%, during the six months ended June 30, 2024, compared to the same period in 2023. The increase was primarily attributable to higher product sales of $1.1 billion at RMS, $905 million at MFC, $760 million at Aeronautics and $240 million at Space. Higher product sales at RMS were due to new program ramp up within the laser systems portfolio and higher volume on radar, various C6ISR (command, control, communications, computers, cyber, combat systems, intelligence, surveillance, and reconnaissance), Black Hawk and CH-53K programs. Higher product sales at MFC were due to production ramp up on GMLRS, High Mobility Artillery Rocket System (HIMARS), Joint Air-to-Surface Standoff Missile (JASSM) and LRASM programs. Higher product sales at Aeronautics were due to higher volume on F-35 production contracts. Higher product sales at Space were due to higher volume on the hypersonic development programs and higher volume on Fleet Ballistic Missile (FBM), transport layer and other space exploration programs, partially offset by lower volume on classified and Orion programs.
Service Sales
Service sales increased $78 million, or 3%, during the quarter ended June 30, 2024, compared to the same period in 2023. The increase was primarily attributable to higher service sales of approximately $75 million at Aeronautics due to higher volume on F-35 and C-130 sustainment contracts.
Service sales increased $477 million, or 9%, during the six months ended June 30, 2024, compared to the same period in 2023. The increase was primarily attributable to higher service sales of approximately $215 million at Aeronautics, $115 million at RMS, and $100 million at Space. Higher service sales at Aeronautics were due to higher volume on C-130 and F-35 sustainment contracts. Higher service sales at RMS were due to higher volume on various C6ISR programs. Higher service sales at Space were due to higher volume on national security space services.
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
Our consolidated cost of sales were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Cost of sales – products	$(13,520)	$(12,238)	$(26,404)	$(23,389)
% of product sales	89.5%	89.0%	90.1%	89.0%
Cost of sales – services	(2,582)	(2,642)	(5,185)	(4,926)
% of service sales	85.7%	90.0%	86.2%	89.0%
Impairment and severance charges	(87)	—	(87)	—
Other unallocated, net	197	277	482	632
Total cost of sales	$(15,992)	$(14,603)	$(31,194)	$(27,683)
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
Product Costs
Product costs increased $1.3 billion, or 10%, during the quarter ended June 30, 2024, compared to the same period in 2023. The increase was primarily attributable to higher product costs of approximately $685 million at RMS, $305 million at Aeronautics, and $275 million at MFC due to higher volume and production ramp up as described above in “Product Sales”.
Product costs increased $3.0 billion, or 13%, during the six months ended June 30, 2024, compared to the same period in 2023. The increase was primarily attributable to higher product costs of approximately $1.1 billion at RMS, $925 million at MFC, $765 million at Aeronautics and $240 million at Space due to production ramp up and higher volume as described above in “Product Sales”.
Service Costs
Service costs decreased $60 million, or 2%, during the quarter ended June 30, 2024, compared to the same period in 2023. The decrease was primarily attributable to lower service costs of $85 million at RMS and $35 million at Space partially offset by higher service costs of $60 million at Aeronautics. Lower service costs at RMS were primarily due to an unfavorable profit adjustment on the Canadian Maritime Helicopter Program (CMHP) in the second quarter of 2023 that did not recur in the second quarter of 2024. Higher service costs at Aeronautics were due to higher volume as described above in “Service Sales”.
Service costs increased $259 million, or 5%, during the six months ended June 30, 2024, compared to the same period in 2023. The increase was primarily attributable to higher service costs of $180 million at Aeronautics, and $45 million at Space due to higher volume as described above in “Service Sales”.
Impairment and Severance Charges
During the second quarter of 2024, we recorded charges totaling $87 million ($69 million, or $0.29 per share, after-tax). See “Note 10 - Other” included in our Notes to Consolidated Financial Statements for additional information.
Other Unallocated, Net
Other unallocated, net primarily includes the FAS/CAS pension operating adjustment (which represents the difference between total CAS pension cost recorded in our business segments’ results of operations and the service cost component of Financial Accounting Standards (FAS) pension income (expense)), stock-based compensation expense, changes in the fair value of assets and liabilities for deferred compensation plans, intangible asset amortization expense and other corporate costs. These items are not allocated to the business segments and, therefore, are not allocated to cost of sales for products or services. Other unallocated, net reduced cost of sales by $197 million and $482 million during the quarter and six months ended June 30, 2024, compared to $277 million and $632 million during the quarter and six months ended June 25, 2023. The decrease in other unallocated, net was primarily due to lower gains from the changes in the fair value of assets and liabilities related to deferred compensation plans during the quarter and six months ended June 30, 2024 compared to the same periods in 2023 and fluctuations in costs associated with various corporate items, none of which were individually significant.
Other Income, Net
Other income, net, primarily includes earnings generated by equity method investees. Other income, net was $18 million and $54 million during the quarter and six months ended June 30, 2024, compared to $45 million and $36 million during the quarter and six months ended June 25, 2023. Other income, net during the quarter ended June 30, 2024 reflects lower earnings generated by certain of our equity method investments, including ULA. Other income, net during the six months ended June 30, 2024 includes higher earnings generated by our equity method investment in ULA due to higher launch volume.

Interest Expense
Interest expense was $261 million and $516 million and $223 million and $425 million during the quarters and six months ended June 30, 2024 and June 25, 2023. The increase in interest expense in 2024 resulted primarily from the issuance of senior unsecured notes in January 2024 and May 2023.
Non-Service FAS Pension Income

Non-service FAS pension income was $15 million and $31 million and $111 million and $221 million during the quarters and six months ended June 30, 2024 and June 25, 2023. The decrease was primarily due to a lower prior service credit amortization and a reduced asset base as detailed in “Note 6 - Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements.
Other Non-operating Income (expense), Net

Other non-operating income (expense), net primarily includes gains or losses related to changes in the fair value of early-stage company investments or gains or losses upon sale of these investments. Other non-operating income, net was $46 million and $91 million during the quarter and six months ended June 30, 2024, compared to other non-operating expense of $17 million and other non-operating income of $32 million during the quarter and six months ended June 25, 2023. See “Note 10 - Other” included in our Notes to Consolidated Financial Statements for additional information.
Income Tax Expense
Our effective income tax rates were 15.8% for both the quarter and six months ended June 30, 2024 and 16.2% and 15.8% for the quarter and six months ended June 25, 2023. The rates for all periods benefited from research and development tax credits, tax deductions for foreign derived intangible income and dividends paid to our defined contribution plans with an employee stock ownership plan feature.
Changes in U.S. (federal or state) or foreign tax laws and regulations, or their interpretation and application (including those with retroactive effect), such as the amortization for research and development expenditures, could significantly impact our provision for income taxes, the amount of taxes payable, our deferred tax asset and liability balances, and stockholders’ equity. In addition to future changes in tax laws, the amount of net deferred tax assets will change periodically based on several factors, including the measurement of our postretirement benefit plan obligations, actual cash contributions to our postretirement benefit plans and the change in the amount or reevaluation of uncertain tax positions.
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

We are regularly under audit or examination by tax authorities, including foreign tax authorities (Australia, Canada, India, Italy, Japan, Poland, the United Kingdom, and other countries). The final determination of tax audits and any related litigation could similarly result in unanticipated increases in our tax expense and affect profitability and cash flows.

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
Net Earnings
We reported net earnings of $1.6 billion ($6.85 per share) and $3.2 billion ($13.24 per share) during the quarter and six months ended June 30, 2024, compared to $1.7 billion ($6.63 per share) and $3.4 billion ($13.24 per share) during the quarter and six months ended June 25, 2023. Net earnings and earnings per share for the quarter and six months ended

June 30, 2024 were affected by the factors mentioned above. Earnings per share also benefited from a net decrease of approximately 14.0 million weighted average common shares outstanding during both the quarter and six months ended June 30, 2024, compared to the same periods in 2023. The reduction in weighted average common shares was a result of share repurchases, partially offset by share issuance under our stock-based awards and certain defined contribution plans.
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

Sales and operating profit for each of our business segments were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Net sales
Aeronautics	$7,277	$6,875	$14,122	$13,144
Missiles and Fire Control	3,102	2,755	6,095	5,143
Rotary and Mission Systems	4,548	3,897	8,636	7,407
Space	3,195	3,166	6,464	6,125
Total net sales	$18,122	$16,693	$35,317	$31,819
Operating profit
Aeronautics	$751	$718	$1,430	$1,393
Missiles and Fire Control	450	371	761	748
Rotary and Mission Systems	495	454	925	804
Space	346	312	671	592
Total business segment operating profit	2,042	1,855	3,787	3,537
Unallocated items
FAS/CAS pension operating adjustment	406	416	812	831
Impairment and severance charges (a)	(87)	—	(87)	—
Intangible asset amortization expense	(61)	(62)	(122)	(124)
Other, net	(152)	(74)	(213)	(72)
Total unallocated items	106	280	390	635
Total consolidated operating profit	$2,148	$2,135	$4,177	$4,172
(a) See “Note 10 - Other” included in our Notes to Consolidated Financial Statements for additional information.
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

The total FAS/CAS pension adjustments, including the service and non-service cost components of FAS pension income for our qualified defined benefit pension plans, were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Total FAS income and CAS cost
FAS pension income	$—	$95	$1	$189
Less: CAS pension cost	421	432	842	863
Total FAS/CAS pension adjustment	$421	$527	$843	$1,052

Service and non-service cost reconciliation
FAS pension service cost	$(15)	$(16)	$(30)	$(32)
Less: CAS pension cost	421	432	842	863
Total FAS/CAS pension operating adjustment	406	416	812	831
Non-service FAS pension income	15	111	31	221
Total FAS/CAS pension adjustment	$421	$527	$843	$1,052
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

Comparability of our segment sales, operating profit and operating margin may be impacted favorably or unfavorably by changes in profit booking rates on our contracts. Increases in the profit booking rates, typically referred to as favorable profit booking rate adjustments, usually relate to revisions in the estimated total costs to fulfill the performance obligations that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate, resulting in an increase in the estimated total costs to fulfill the performance obligations and a reduction in the profit booking rate and are typically referred to as unfavorable profit booking rate adjustments. Increases or decreases in profit booking rates are recognized in the current period they are determined and reflect the inception-to-date effect of such changes. Segment operating profit and margin can be impacted favorably or unfavorably by, for example, certain items listed below, which may or may not impact sales. Favorable items include the positive resolution of contractual matters, cost recoveries on severance and restructuring, insurance recoveries and gains on sales of assets. Unfavorable items include the adverse resolution of contractual matters; supply chain disruptions; restructuring charges (except for significant severance actions, which are excluded from segment operating results); reserves for disputes; certain asset impairments; and losses on sales of certain assets. Our consolidated net profit booking rate adjustments increased segment operating profit by approximately $420 million and $615 million during the quarter and six months ended June 30, 2024 and $365 million and $780 million during the quarter and six months ended June 25, 2023. The impact to the six months ended June 30, 2024 segment operating profit includes a reach-forward loss of $100 million recognized in the first quarter of 2024 on a classified program at our MFC business segment. The impact to the quarter and six months ended June 25, 2023 included an unfavorable profit adjustment of $100 million on the Canadian Maritime Helicopter Program (CMHP) and a $65 million favorable profit adjustment as a result of a positive resolution of a contractual matter on an international surveillance and control program at our RMS business segment. See the discussions under “Contract Estimates” in Note 10 - Other included in our Notes to Consolidated Financial Statements (pages 23-24).
We periodically experience performance issues and record losses for certain programs. For further discussion on programs, see “Note 10 - Other” included in our Notes to Consolidated Financial Statements.
Aeronautics
Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Net sales	$7,277	$6,875	$14,122	$13,144
Operating profit	751	718	1,430	1,393
Operating margin	10.3%	10.4%	10.1%	10.6%
Aeronautics’ net sales during the quarter ended June 30, 2024 increased $402 million, or 6%, compared to the same period in 2023. The increase was primarily attributable to higher net sales of $335 million on the F-35 program due to higher volume on sustainment, development and production contracts; and $105 million on the F-16 program due to the ramp up on production.

Aeronautics’ operating profit during the quarter ended June 30, 2024 increased $33 million, or 5%, compared to the same period in 2023. The increase in operating profit was attributable to $35 million from higher volume and program ramp up described above and $25 million from favorable contract mix across the portfolio, partially offset by $25 million of lower profit booking rate adjustments. The decrease in profit booking rate adjustments was due to a $45 million unfavorable profit adjustment on a classified program because of higher than anticipated costs to maintain program objectives, partially offset by higher net favorable profit adjustments across the portfolio.
Aeronautics’ net sales during the six months ended June 30, 2024 increased $978 million, or 7%, compared to the same period in 2023. The increase was primarily attributable to higher net sales of $640 million on the F-35 program due to higher volume on development, sustainment and production contracts; $165 million on the F-16 program due to the ramp up on production; and $150 million on classified programs driven by higher volume.
Aeronautics’ operating profit during the six months ended June 30, 2024 increased $37 million, or 3%, compared to the same period in 2023. The increase in operating profit was attributable to $90 million from higher volume and program ramp up described above, partially offset by $65 million of lower profit booking rate adjustments. The decrease in profit booking rate adjustments was due to higher than anticipated material costs on F-35 production contracts and $65 million of unfavorable profit adjustments on a classified program because of higher than anticipated costs to maintain program objectives; partially offset by lower unfavorable profit adjustments on F-16 contracts due to lower levels of labor cost growth.
Missiles and Fire Control
Summary operating results for our MFC business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Net sales	$3,102	$2,755	$6,095	$5,143
Operating profit	450	371	761	748
Operating margin	14.5%	13.5%	12.5%	14.5%
MFC’s net sales during the quarter ended June 30, 2024 increased $347 million, or 13%, compared to the same period in 2023. The increase was primarily attributable to higher net sales of $320 million for tactical and strike missile programs due to production ramp up on Guided Multiple Launch Rocket Systems (GMLRS) and Long Range Anti-Ship Missile (LRASM) programs.
MFC’s operating profit during the quarter ended June 30, 2024 increased $79 million, or 21%, compared to the same period in 2023, due to $80 million of higher profit booking rate adjustments which primarily reflects higher favorable profit booking rate adjustments on PAC-3 and Apache due to better than anticipated cost performance. Additionally, operating profit increased $30 million from production ramp up described above, offset by $30 million decrease from contract mix.
MFC’s net sales during the six months ended June 30, 2024 increased $952 million, or 19%, compared to the same period in 2023. The increase was primarily attributable to higher net sales of $780 million for tactical and strike missile programs due to production ramp up on GMLRS, LRASM and Javelin programs.
MFC’s operating profit during the six months ended June 30, 2024 increased $13 million, or 2%, compared to the same period in 2023. The increase in operating profit was attributable to $110 million from the production ramp up described above, partially offset by $40 million of lower profit booking rate adjustments and $55 million from contract mix. The decrease in profit booking rate adjustments was due to a $100 million reach-forward loss recognized in the first quarter of 2024 for an option on a classified program, partially offset by higher favorable profit booking rate adjustments on PAC-3 and Apache as described above.

Rotary and Mission Systems
Summary operating results for our RMS business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Net sales	$4,548	$3,897	$8,636	$7,407
Operating profit	495	454	925	804
Operating margin	10.9%	11.6%	10.7%	10.9%
RMS’ net sales during the quarter ended June 30, 2024 increased $651 million, or 17%, compared to the same period in 2023. The increase was primarily attributable to higher net sales of $420 million on integrated warfare systems and sensors (IWSS) programs due to higher volume on radar programs and the Canadian Surface Combatant (CSC) program, and new program ramp up within the laser systems portfolio; and $160 million for Sikorsky helicopter programs due to higher production volume on Black Hawk and CH-53K programs.
RMS’ operating profit during the quarter ended June 30, 2024 increased $41 million, or 9%, compared to the same period in 2023. The increase in operating profit was attributable to $70 million from higher volume described above, partially offset by $20 million of lower profit booking rate adjustments. The decrease in profit booking rate adjustments was due to unfavorable profit adjustments on Seahawk and Black Hawk production programs as a result of increased costs, partially offset by the net impact in the second quarter of 2023 of both a $65 million favorable profit adjustment on an international surveillance and control program and a $100 million unfavorable profit adjustment on the Canadian Maritime Helicopter Program (CMHP) that did not recur in the second quarter of 2024.
RMS’ net sales during the six months ended June 30, 2024 increased $1.2 billion, or 17%, compared to the same period in 2023. The increase was primarily attributable to higher net sales of $715 million on IWSS programs due to higher volume on radar programs and the CSC program, and new program ramp up within the laser systems portfolio; $260 million for Sikorsky helicopter programs due to higher production volume on CH-53K, Black Hawk and Seahawk programs; and $235 million for various C6ISR programs due to higher volume.
RMS’ operating profit during the six months ended June 30, 2024 increased $121 million, or 15%, compared to the same period in 2023. The increase in operating profit was attributable to $130 million from higher volume and program ramp up described above and $20 million from favorable contract mix, partially offset by $50 million of lower profit booking rate adjustments. The decrease in profit booking rate adjustments was due to unfavorable profit adjustments on Seahawk and Black Hawk production programs, partially offset by the net impact in 2023 of various profit adjustments that did not recur in 2024 as described above.
Space
Summary operating results for our Space business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Net sales	$3,195	$3,166	$6,464	$6,125
Operating profit	346	312	671	592
Operating margin	10.8%	9.9%	10.4%	9.7%
Space’s net sales during the quarter ended June 30, 2024 increased $29 million, or 1%, compared to the same period in 2023. The increase was primarily attributable to higher net sales of $110 million for strategic and missile defense programs due to higher volume on the hypersonics and Fleet Ballistic Missile (FBM) programs; partially offset by lower net sales of $50 million for national security space due to lower volume on classified programs and $45 million for commercial civil space due to lower volume on the Orion program.
Space’s operating profit during the quarter ended June 30, 2024 increased $34 million, or 11%, compared to the same period in 2023. The increase in operating profit was attributable to $20 million from favorable contract mix across the portfolio and $20 million of higher profit booking rate adjustments. The increase in profit booking rate adjustments was due to higher favorable profit adjustments on the FBM program.

Space’s net sales during the six months ended June 30, 2024 increased $339 million, or 6%, compared to the same period in 2023. The increase was primarily attributable to higher net sales of $245 million for strategic and missile defense programs due to higher volume on the hypersonics and FBM programs; and higher net sales of $65 million for national security space programs due to higher volume on GPS III and Transport Layer programs and ramp up on the Tracking Layer, partially offset by lower volume on classified programs. Net sales for commercial civil space were comparable as lower volume and the impact of lower favorable profit adjustments on the Orion program was offset by higher volume on other space exploration programs.
Space’s operating profit during the six months ended June 30, 2024 increased $79 million, or 13%, compared to the same period in 2023. The increase was primarily attributable to $45 million from favorable contract mix across the portfolio, $25 million from higher volume described above and $25 million of higher equity earnings driven by higher launch volume from our investment in United Launch Alliance (ULA), partially offset by $10 million of lower profit booking rate adjustments. The decrease in profit booking rate adjustments reflects lower net favorable profit adjustments on the Orion program.
Total equity earnings/(losses) (primarily ULA) represented approximately $10 million, or 3%, and $25 million, or 4%, of Space's operating profit during the quarter and six months ended June 30, 2024, compared to approximately $20 million, or 6%, and $5 million, or 1% for the same periods in 2023.
FINANCIAL CONDITION
Liquidity and Capital Resources
At June 30, 2024, we had cash and cash equivalents of $2.5 billion that was generally available to fund ordinary business operations without significant legal, regulatory or other restrictions. Our principal source of liquidity is our cash from operations. However, we also have access to credit markets, if needed, for liquidity or general corporate purposes. This access includes our $3.0 billion revolving credit facility or the ability to issue commercial paper. There were no borrowings outstanding under the revolving credit facility and commercial paper at both June 30, 2024 and December 31, 2023. As of June 30, 2024, we were in compliance with all covenants contained in our debt and credit agreements.
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
Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type. We generally bill and collect cash more frequently under cost-reimbursable contracts, which represented approximately 41% of the sales we recorded during the quarter ended June 30, 2024, as we are authorized to bill as the costs are incurred. A number of our fixed-price contracts may provide for performance-based payments, which allow us to bill and collect cash as we perform on the contract. The amount of performance-based payments and the related milestones are encompassed in the negotiation of each contract. The timing of such payments may differ from the timing of the costs incurred related to our contract performance, thereby affecting our cash flows.
The U.S. Government has indicated that it would consider progress payments as the baseline for negotiating payment terms on fixed-price contracts, rather than performance-based payments. In contrast to negotiated performance-based payment terms, progress payment provisions correspond to a percentage of the amount of costs incurred during the performance of the contract and are invoiced regularly as costs are incurred. Our cash flows may be affected if the U.S. Government changes its payment policies. The U.S. Government from time to time withholds payments on certain of our billings based on contract terms or regulatory provisions. Ultimately, the impact of policy changes or withholding payments may delay the receipt of cash, but the total amount of cash collected during the life of the contract should not vary.
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
We continue to return cash to stockholders through dividends and share repurchases. As of June 30, 2024, the total remaining authorization for future common share repurchases under our program was $8.2 billion. The stock repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time. The amount of shares ultimately purchased and the timing of purchases are at the discretion of management and subject to compliance with applicable law and regulation.
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
We also actively manage our pension obligations and expect to continue to opportunistically manage our pension liabilities through the purchase of group annuity contracts or other actions for portions of our outstanding defined benefit pension obligations using assets from the pension trust. Future pension risk transfer transactions could be significant and result in us making additional contributions to the pension trust. The required funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended, and Cost Accounting Standards (CAS). We could be required to make pension contributions earlier and/or in excess than planned if our return on pension assets is less than our assumptions, which would reduce our free cash flow. We may also make additional contributions at our discretion.
There were no material changes during the quarter or six months ended June 30, 2024 to our contractual commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K that were outside the ordinary course of our business, except for, the $2.0 billion of senior unsecured notes issued on January 29, 2024. See “Note 10 - Other” included in our Notes to Consolidated Financial Statements for additional information.
The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	Six Months Ended
	June 30, 2024	June 25, 2023
Cash and cash equivalents at beginning of year	$1,442	$2,547
Operating activities
Net earnings	3,186	3,370
Noncash adjustments	806	571
Changes in working capital	(444)	(929)
Other, net	(37)	(348)
Net cash provided by operating activities	3,511	2,664
Net cash used for investing activities	(744)	(593)
Net cash used for financing activities	(1,686)	(945)
Net change in cash and cash equivalents	1,081	1,126
Cash and cash equivalents at end of period	$2,523	$3,673
Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2024 increased $847 million compared to the same period in 2023. The increase was primarily due to improvements in working capital (defined as receivables, contract assets, and inventories less accounts payable and contract liabilities) and the timing of federal tax payments. Improvements in working capital were driven by liquidation of inventories (primarily at our RMS business segment), timing of production and billing cycles impacting receivables (primarily F-35 at Aeronautics and Integrated Air and Missile Defense at MFC, partially offset by IWSS at RMS) and contract liabilities (primarily at Aeronautics, MFC and

Space business segments). These improvements were partially offset by the timing of cash payments related to accounts payable (primarily Aeronautics).
Non-GAAP Financial Measure - Free Cash Flow
Free cash flow is a non-GAAP financial measure that we define as cash from operations less capital expenditures. Our capital expenditures are comprised of equipment and facilities infrastructure and information technology (inclusive of costs for the development or purchase of internal-use software that are capitalized). We use free cash flow to evaluate our business performance and overall liquidity, as well as a performance goal in our annual and long-term incentive plans. We believe free cash flow is a useful measure for investors because it represents the amount of cash generated from operations after reinvesting in the business and that may be available to return to stockholders and creditors (through dividends, stock repurchases and debt repayments) or available to fund acquisitions and other investments. The entire amount of free cash flow is not necessarily available for discretionary expenditures, however, because it does not account for certain mandatory expenditures, such as the repayment of maturing debt and future pension contributions. While management believes that free cash flow as a non-GAAP financial measure may be useful in evaluating our financial performance, it should be considered supplemental to, and not a substitute for, financial information prepared in accordance with GAAP and may not be comparable to similarly titled measures used by other companies.
The following table reconciles net cash provided by operating activities to free cash flow (in millions):

	Six Months Ended
	June 30, 2024	June 25, 2023
Cash from operations	$3,511	$2,664
Capital expenditures	(748)	(623)
Free cash flow	$2,763	$2,041
Free cash flow increased $722 million compared to the same period in 2023 primarily due to the increase in cash provided by operating activities described above, partially offset by higher capital expenditures.
Investing Activities
Net cash used for investing activities during the six months ended June 30, 2024 increased $151 million compared to the same period in 2023. Capital expenditures totaled $748 million and $623 million during the six months ended June 30, 2024 and June 25, 2023. The majority of our capital expenditures are for equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.
Financing Activities
Net cash used for financing activities during the six months ended June 30, 2024 increased $741 million compared to the same period in 2023.
During the six months ended June 30, 2024 and June 25, 2023, we paid dividends totaling $1.5 billion ($6.30 per share) and $1.5 billion ($6.00 per share).
During the six months ended June 30, 2024, we paid $1.9 billion to repurchase 4.2 million shares of our common stock. See “Note 9 - Stockholders’ Equity” included in our Notes to Consolidated Financial Statements for additional information. During the six months ended June 25, 2023, we paid $1.3 billion to repurchase 4.2 million shares of our common stock.
During the six months ended June 30, 2024 and June 25, 2023, we received net proceeds of $2.0 billion from issuance of senior unsecured notes. See “Note 10 - Other” included in our Notes to Consolidated Financial Statements for additional information.
During the six months ended June 30, 2024, we repaid $168 million of long-term notes with a fixed interest rate of 8.375% according to their scheduled maturities.

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
Since program inception through June 30, 2024, we have delivered 992 production F-35 aircraft, including 710 F-35A variants, 197 F-35B variants and 85 F-35C variants, demonstrating the F-35 program’s continued progress and longevity. Our backlog as of June 30, 2024 was 373 aircraft; however, we had no customer deliveries of aircraft in the first half of 2024. We began deliveries of the first Technology Refresh 3 (“TR-3”) configured F-35 aircraft in July 2024. Our expectation remains that we will continue with a production rate of 156 aircraft per year and deliver between 75 and 110 aircraft in the second half of this year, primarily in the TR-3 configuration. We are working with the JPO on the terms and conditions related to the timing of the final payments for TR-3 configured aircraft and a phased approach to delivery. We continue to focus on advancing TR-3 and Block 4 capabilities to support our customers’ mission requirements.
We remain in negotiations with the U.S. Government on the Lot 18-19 production contracts. Without additional contractual direction from the U.S. Government, we will exceed the current contractual authorization and funding on the Lot 18-19 advance acquisition contract during the third quarter of 2024. If this materializes, it could negatively impact our results of operations, cash flows, and financial condition. We continue to engage with the U.S. Government to reach a mutually agreeable solution.
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
Critical Accounting Policies
There have been no significant changes to the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K, except for, as set forth below, trademark impairment as a result of the impacts of the U.S. Army announcement to cancel the Future Attack Reconnaissance Aircraft (FARA) program at the conclusion of fiscal year 2024.
Goodwill and Intangible Assets
The carrying value of our goodwill balance was $10.8 billion at June 30, 2024 and December 31, 2023, including $2.7 billion of goodwill at our Sikorsky reporting unit. The carrying value of our Sikorsky reporting unit also included an indefinite-lived trademark intangible asset of $837 million and $887 million as of June 30, 2024 and December 31, 2023.
The fair values of our goodwill and indefinite-lived trademark intangible asset at our Sikorsky reporting unit can be significantly impacted by its performance, the amount and timing of expected future cash flows, contract terminations, changes in expected future orders, general market pressures, including U.S. Government budgetary constraints, discount rates, long term growth rates, and changes in U.S. (federal or state) or foreign tax laws and regulations, or their interpretation and application, including those with retroactive effect, along with other significant judgments. During the second quarter of 2024, we recorded a charge of $50 million ($40 million, or $0.16 per share, after-tax) for trademark impairment resulting from the strategic review of our Sikorsky business during the second quarter of 2024 due, in part, to the impacts of the U.S. Army announcement to cancel the Future Attack Reconnaissance Aircraft (FARA) program at the conclusion of fiscal year 2024, for which our Sikorsky business was competing. Additionally, we reevaluated the carrying value of our goodwill balance and concluded that no impairment existed.

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
ITEM 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of June 30, 2024.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•government actions that prevent the sale or delivery of our products (such as delays in approvals for exports requiring Congressional notification);
•trade policies or sanctions (including Chinese sanctions on us or our suppliers, teammates or partners, U.S. Government sanctions on Türkish entities and persons, and indirect effects of sanctions on Russia to our supply chain;
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
•the accuracy of our estimates and projections;
•changes in pension plan assumptions and actual returns on pension assets; cash funding requirements and pension risk transfers and associated settlement charges;
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
•the availability and adequacy of our insurance and indemnities;
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

For information regarding the matters discussed above, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Note 7 - Legal Proceedings and Contingencies —Legal Proceedings and Environmental Matters” included in our Notes to Consolidated Financial Statements in this Form 10-Q, which is hereby incorporated by reference. For additional information and a description of previously reported matters, see also “Critical Accounting Policies – Environmental Matters” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 14 – Legal Proceedings, Commitments and Contingencies,” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the quarter ended June 30, 2024.
The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended June 30, 2024.

Period (a)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
				(in millions)
April 1, 2024 – April 28, 2024	58,858	$461.85	58,000	$8,997
April 29, 2024 – May 26, 2024	970,272	$465.71	970,153	$8,545
May 27, 2024 – June 30, 2024 (c)	807,210	$460.11	807,206	$8,173
Total (c)	1,836,340	$463.12	1,835,359

(a)We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, May 26, 2024 was the last day of our May 2024 fiscal month.
(b)In 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. From time to time, our Board of Directors authorizes increases to our share repurchase program. The total remaining authorization for future common share repurchases under our share repurchase program was $8.2 billion as of June 30, 2024. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans, including accelerated share repurchases. The program does not have an expiration date.
(c)During the quarter ended June 30, 2024, the total number of shares purchased included 981 shares that were transferred to us by employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the program.

ITEM 5. Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended June 30, 2024.
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

Lockheed Martin Corporation
(Registrant)

Date: July 23, 2024	By: /s/ H. Edward Paul III
H. Edward Paul III
Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)