Form 10-Q
period 2024-09-29
LOCKHEED MARTIN CORP
filed 2024-10-22
CIK 936468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2024
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
Large accelerated filer ☒ Accelerated filer ☐ Non–accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 237,035,273 shares of our common stock, $1 par value per share, outstanding as of October 18, 2024.

Lockheed Martin Corporation
Form 10-Q
For the Quarterly Period Ended September 29, 2024

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Lockheed Martin Corporation
Consolidated Statements of Earnings
(unaudited; in millions, except per share data)

	Quarters Ended		Nine Months Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Net sales
Products	$14,472	$14,014	$43,777	$40,298
Services	2,632	2,864	8,644	8,399
Total net sales	17,104	16,878	52,421	48,697
Cost of sales
Products	(12,964)	(12,571)	(39,368)	(35,960)
Services	(2,272)	(2,510)	(7,457)	(7,436)
Impairment and severance charges	—	—	(87)	—
Other unallocated, net	249	251	731	883
Total cost of sales	(14,987)	(14,830)	(46,181)	(42,513)
Gross profit	2,117	2,048	6,240	6,184
Other income (expense), net	23	(6)	77	30
Operating profit	2,140	2,042	6,317	6,214
Interest expense	(256)	(237)	(772)	(662)
Non-service FAS pension income	16	111	47	332
Other non-operating income, net	18	37	109	69
Earnings before income taxes	1,918	1,953	5,701	5,953
Income tax expense	(295)	(269)	(892)	(899)
Net earnings	$1,623	$1,684	$4,809	$5,054

Earnings per common share
Basic	$6.83	$6.75	$20.12	$20.04
Diluted	$6.80	$6.73	$20.05	$19.97

Cash dividends paid per common share	$3.15	$3.00	$9.45	$9.00
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Comprehensive Income
(unaudited; in millions)

	Quarters Ended		Nine Months Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Net earnings	$1,623	$1,684	$4,809	$5,054
Other comprehensive income, net of tax
Postretirement benefit plans
Amortization of actuarial losses and prior service credits, net of tax expense of $6 million and $16 million in 2024 and $10 million and $30 million in 2023	19	(37)	57	(111)
Other, net, net of tax benefits of $3 million and expense of $5 million in 2024 and expense of $5 million and $4 million in 2023	57	(30)	53	(12)
Other comprehensive income (loss), net of tax	76	(67)	110	(123)
Comprehensive income	$1,699	$1,617	$4,919	$4,931

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Balance Sheets
(in millions, except par value)

	September 29, 2024	December 31, 2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$3,151	$1,442
Receivables, net	2,141	2,132
Contract assets	14,224	13,183
Inventories	3,234	3,132
Other current assets	461	632
Total current assets	23,211	20,521
Property, plant and equipment, net	8,454	8,370
Goodwill	10,800	10,799
Intangible assets, net	1,979	2,212
Deferred income taxes	3,105	2,953
Other noncurrent assets	7,971	7,601
Total assets	$55,520	$52,456
Liabilities and equity
Current liabilities
Accounts payable	$3,221	$2,312
Salaries, benefits and payroll taxes	3,076	3,133
Contract liabilities	9,051	9,190
Current maturities of long-term debt	142	168
Other current liabilities	2,320	2,134
Total current liabilities	17,810	16,937
Long-term debt, net	19,179	17,291
Accrued pension liabilities	6,077	6,162
Other noncurrent liabilities	5,254	5,231
Total liabilities	48,320	45,621
Stockholders’ equity
Common stock, $1 par value per share	236	240
Additional paid-in capital	—	—
Retained earnings	15,657	15,398
Accumulated other comprehensive loss	(8,693)	(8,803)
Total stockholders’ equity	7,200	6,835
Total liabilities and equity	$55,520	$52,456
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Cash Flows
(unaudited; in millions)

	Nine Months Ended
	September 29, 2024	September 24, 2023
Operating activities
Net earnings	$4,809	$5,054
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	1,100	1,009
Stock-based compensation	229	221
Deferred income taxes	(174)	(395)
Impairment and severance charges	87	—
Changes in assets and liabilities
Receivables, net	(9)	100
Contract assets	(1,041)	(1,287)
Inventories	(102)	(224)
Accounts payable	970	1,731
Contract liabilities	(139)	(552)
Income taxes	66	(81)
Qualified defined benefit pension plans	(2)	(283)
Other, net	155	262
Net cash provided by operating activities	5,949	5,555
Investing activities
Capital expenditures	(1,103)	(987)
Other, net	149	(4)
Net cash used for investing activities	(954)	(991)
Financing activities
Issuance of long-term debt, net of related costs	1,980	1,975
Repayments of long-term debt	(168)	(115)
Repurchases of common stock	(2,700)	(3,000)
Dividends paid	(2,281)	(2,289)
Other, net	(117)	(131)
Net cash used for financing activities	(3,286)	(3,560)
Net change in cash and cash equivalents	1,709	1,004
Cash and cash equivalents at beginning of period	1,442	2,547
Cash and cash equivalents at end of period	$3,151	$3,551
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
For the Quarters Ended September 29, 2024 and September 24, 2023
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at June 30, 2024	$237	$—	$14,707	$(8,769)	$6,175
Net earnings	—	—	1,623	—	1,623
Other comprehensive income, net of tax	—	—	—	76	76
Dividends declared	—	—	4	—	4
Repurchases of common stock	(2)	(171)	(677)	—	(850)
Stock-based awards, ESOP activity and other	1	171	—	—	172
Balance at September 29, 2024	$236	$—	$15,657	$(8,693)	$7,200

Balance at June 25, 2023	$251	$—	$17,068	$(8,079)	$9,240
Net earnings	—	—	1,684	—	1,684
Other comprehensive loss, net of tax	—	—	—	(67)	(67)
Dividends declared	—	—	11	—	11
Repurchases of common stock	(4)	(49)	(1,697)	—	(1,750)
Stock-based awards, ESOP activity and other	—	156	—	—	156
Balance at September 24, 2023	$247	$107	$17,066	$(8,146)	$9,274
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
For the Nine Months Ended September 29, 2024 and September 24, 2023
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2023	$240	$—	$15,398	$(8,803)	$6,835
Net earnings	—	—	4,809	—	4,809
Other comprehensive income, net of tax	—	—	—	110	110
Dividends declared	—	—	(2,273)	—	(2,273)
Repurchases of common stock	(6)	(417)	(2,277)	—	(2,700)
Stock-based awards, ESOP activity and other	2	417	—	—	419
Balance at September 29 2024	$236	$—	$15,657	$(8,693)	$7,200

Balance at December 31, 2022	$254	$92	$16,943	$(8,023)	$9,266
Net earnings	—	—	5,054	—	5,054
Other comprehensive loss, net of tax	—	—	—	(123)	(123)
Dividends declared	—	—	(2,280)	—	(2,280)
Repurchases of common stock	(8)	(341)	(2,651)	—	(3,000)
Stock-based awards, ESOP activity and other	1	356	—	—	357
Balance at September 24, 2023	$247	$107	$17,066	$(8,146)	$9,274
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
We close our books and records on the last Sunday of each interim calendar quarter, which was on September 29 for the third quarter of 2024 and September 24 for the third quarter of 2023, to align our financial closing with our business processes. The consolidated financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods; our fiscal year ends on December 31.
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
NOTE 2 - EARNINGS PER COMMON SHARE
The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Weighted average common shares outstanding for basic computations	237.5	249.3	239.0	252.2
Weighted average dilutive effect of equity awards	1.1	0.9	0.9	0.9
Weighted average common shares outstanding for diluted computations	238.6	250.2	239.9	253.1
We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units (RSUs) and performance stock units (PSUs) based on the treasury stock method. There were no significant anti-dilutive equity awards during the quarters and nine months ended September 29, 2024 and September 24, 2023. Basic and diluted weighted average common shares outstanding decreased in 2024 compared to 2023 due to share repurchases. See “Note 9 - Stockholders’ Equity” for more information.

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
Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Net sales
Aeronautics	$6,487	$6,717	$20,609	$19,861
Missiles and Fire Control	3,175	2,939	9,270	8,082
Rotary and Mission Systems	4,367	4,121	13,003	11,528
Space	3,075	3,101	9,539	9,226
Total net sales	$17,104	$16,878	$52,421	$48,697
Operating profit
Aeronautics	$659	$671	$2,089	$2,064
Missiles and Fire Control	456	398	1,217	1,146
Rotary and Mission Systems	483	482	1,408	1,286
Space	272	259	943	851
Total business segment operating profit	1,870	1,810	5,657	5,347
Unallocated items
FAS/CAS pension operating adjustment	406	414	1,218	1,245
Impairment and severance charges (a)	—	—	(87)	—
Intangible asset amortization expense	(61)	(61)	(183)	(185)
Other, net	(75)	(121)	(288)	(193)
Total unallocated items	270	232	660	867
Total consolidated operating profit	$2,140	$2,042	$6,317	$6,214
Intersegment sales
Aeronautics	$125	$62	$262	$186
Missiles and Fire Control	210	177	616	482
Rotary and Mission Systems	569	518	1,729	1,512
Space	94	97	300	275
Total intersegment sales	$998	$854	$2,907	$2,455
(a)Impairment and severance charges of $87 million ($69 million, or $0.29 per share, after-tax) include trademark and fixed asset impairments as well as severance costs recorded in the second quarter of 2024. See “Note 10 - Other” below for additional information.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Unallocated Items
Business segment operating profit excludes the FAS/CAS pension operating adjustment discussed below, a portion of corporate costs not considered allowable or allocable to contracts with the U.S. Government under the applicable U.S. Government Cost Accounting Standards (CAS) or Federal Acquisition Regulations (FAR), and other items not considered part of management’s evaluation of segment operating performance such as a portion of management and administration costs, legal fees and settlements, stock-based compensation expense, changes in the fair value of assets and liabilities for deferred compensation plans, retiree benefits, significant severance charges, significant asset impairments, gains or losses from divestitures, intangible asset amortization expense, and other miscellaneous corporate activities. Excluded items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. See “Note 10 - Other” for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Disaggregation of Net Sales
Net sales by products and services, contract type, customer, and geographic region were as follows (in millions):

	Quarter Ended September 29, 2024
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$5,550	$2,811	$3,554	$2,557	$14,472
Services	937	364	813	518	2,632
Total net sales	$6,487	$3,175	$4,367	$3,075	$17,104
Net sales by contract type
Fixed-price	$4,276	$2,211	$2,691	$865	$10,043
Cost-reimbursable	2,211	964	1,676	2,210	7,061
Total net sales	$6,487	$3,175	$4,367	$3,075	$17,104
Net sales by customer
U.S. Government	$4,465	$2,272	$2,867	$3,081	$12,685
International (a)	1,973	901	1,403	61	4,338
U.S. commercial and other	49	2	97	(67)	81
Total net sales	$6,487	$3,175	$4,367	$3,075	$17,104
Net sales by geographic region
United States	$4,514	$2,274	$2,964	$3,014	$12,766
Europe	1,047	334	309	18	1,708
Asia Pacific	612	216	632	43	1,503
Middle East	206	333	190	—	729
Other	108	18	272	—	398
Total net sales	$6,487	$3,175	$4,367	$3,075	$17,104

	Nine Months Ended September 29, 2024
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$17,113	$8,217	$10,500	$7,947	$43,777
Services	3,496	1,053	2,503	1,592	8,644
Total net sales	$20,609	$9,270	$13,003	$9,539	$52,421
Net sales by contract type
Fixed-price	$13,805	$6,331	$7,980	$2,690	$30,806
Cost-reimbursable	6,804	2,939	5,023	6,849	21,615
Total net sales	$20,609	$9,270	$13,003	$9,539	$52,421
Net sales by customer
U.S. Government	$14,072	$6,680	$8,706	$9,350	$38,808
International (a)	6,422	2,581	4,035	174	13,212
U.S. commercial and other	115	9	262	15	401
Total net sales	$20,609	$9,270	$13,003	$9,539	$52,421
Net sales by geographic region
United States	$14,187	$6,689	$8,968	$9,365	$39,209
Europe	3,528	788	860	55	5,231
Asia Pacific	1,933	583	1,922	114	4,552
Middle East	603	1,153	552	5	2,313
Other	358	57	701	—	1,116
Total net sales	$20,609	$9,270	$13,003	$9,539	$52,421

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

	Quarter Ended September 24, 2023
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$5,538	$2,609	$3,249	$2,618	$14,014
Services	1,179	330	872	483	2,864
Total net sales	$6,717	$2,939	$4,121	$3,101	$16,878
Net sales by contract type
Fixed-price	$4,495	$2,017	$2,602	$796	$9,910
Cost-reimbursable	2,222	922	1,519	2,305	6,968
Total net sales	$6,717	$2,939	$4,121	$3,101	$16,878
Net sales by customer
U.S. Government	$4,547	$2,061	$2,796	$3,055	$12,459
International (a)	2,170	875	1,254	24	4,323
U.S. commercial and other	—	3	71	22	96
Total net sales	$6,717	$2,939	$4,121	$3,101	$16,878
Net sales by geographic region
United States	$4,547	$2,064	$2,867	$3,077	$12,555
Europe	1,190	197	269	1	1,657
Asia Pacific	693	155	601	22	1,471
Middle East	220	474	185	1	880
Other	67	49	199	—	315
Total net sales	$6,717	$2,939	$4,121	$3,101	$16,878

	Nine Months Ended September 24, 2023
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$16,339	$7,110	$9,082	$7,767	$40,298
Services	3,522	972	2,446	1,459	8,399
Total net sales	$19,861	$8,082	$11,528	$9,226	$48,697
Net sales by contract type
Fixed-price	$13,463	$5,498	$7,261	$2,359	$28,581
Cost-reimbursable	6,398	2,584	4,267	6,867	20,116
Total net sales	$19,861	$8,082	$11,528	$9,226	$48,697
Net sales by customer
U.S. Government	$13,285	$5,553	$7,973	$9,084	$35,895
International (a)	6,453	2,521	3,349	110	12,433
U.S. commercial and other	123	8	206	32	369
Total net sales	$19,861	$8,082	$11,528	$9,226	$48,697
Net sales by geographic region
United States	$13,408	$5,561	$8,179	$9,116	$36,264
Europe	3,466	582	706	48	4,802
Asia Pacific	2,058	472	1,593	60	4,183
Middle East	671	1,340	526	2	2,539
Other	258	127	524	—	909
Total net sales	$19,861	$8,082	$11,528	$9,226	$48,697

(a)International sales include foreign military sales (FMS) contracted through the U.S. Government and direct commercial sales to international governments and other international customers.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Our Aeronautics business segment includes our largest program, the F-35 Lightning II, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented approximately 22% and 24% of our total consolidated net sales for the quarter and nine months ended September 29, 2024 and 26% of our total consolidated net sales for both the quarter and nine months ended September 24, 2023.
Assets
Total assets for each of our business segments were as follows (in millions):

	September 29, 2024	December 31, 2023
Assets
Aeronautics	$13,987	$13,167
Missiles and Fire Control	5,853	5,703
Rotary and Mission Systems	17,313	17,521
Space	6,652	6,560
Total business segment assets	43,805	42,951
Corporate assets (a)	11,715	9,505
Total assets	$55,520	$52,456
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

	September 29, 2024	December 31, 2023
Contract assets	$14,224	$13,183
Contract liabilities	9,051	9,190
Contract assets increased $1.0 billion during the nine months ended September 29, 2024, due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the nine months ended September 29, 2024 for which we have not yet billed our customers. There were no significant credit or impairment losses related to our contract assets during the quarters and nine months ended September 29, 2024 and September 24, 2023.
Contract liabilities decreased $139 million during the nine months ended September 29, 2024, primarily due to revenue recognized in excess of payments received on performance obligations. During the quarter and nine months ended September 29, 2024, we recognized $866 million and $4.9 billion of our contract liabilities at December 31, 2023 as revenue. During the quarter and nine months ended September 24, 2023, we recognized $916 million and $4.2 billion of our contract liabilities at December 31, 2022 as revenue.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
NOTE 5 - INVENTORIES
Inventories consisted of the following (in millions):

	September 29, 2024	December 31, 2023
Materials, spares and supplies	$616	$606
Work-in-process	2,430	2,338
Finished goods	188	188
Total inventories	$3,234	$3,132
Costs incurred to fulfill a contract in advance of the contract being awarded are included in inventories as work-in-process if we determine that those costs relate directly to a contract or to an anticipated contract that we can specifically identify and determine that contract award is probable, the costs generate or enhance resources that will be used in satisfying performance obligations, and the costs are recoverable (referred to as pre-contract costs). These advanced procurement costs are generally incurred in order to enhance our ability to achieve schedule and certain customer milestones. Pre-contract costs that are initially capitalized in inventory are generally recognized as cost of sales consistent with the transfer of products and services to the customer upon the receipt of the anticipated contract. All other pre-contract costs, including start-up costs, are expensed as incurred. As of September 29, 2024 and December 31, 2023, $1.9 billion and $989 million of pre-contract costs (primarily the F-35 program and classified contracts at our Aeronautics business segment) were included in inventories. The increase in pre-contract costs as of September 29, 2024 is primarily driven by the F-35 program, specifically delays in receiving additional contractual authorization and funding for the Lots 18-19 contract.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
NOTE 6 - POSTRETIREMENT BENEFIT PLANS
FAS income
The pretax FAS income related to our qualified defined benefit pension plans and retiree medical and life insurance plans consisted of the following (in millions):

	Quarters Ended		Nine Months Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Qualified defined benefit pension plans
Operating:
Service cost	$(15)	$(17)	$(45)	$(49)
Non-operating:
Interest cost	(349)	(364)	(1,048)	(1,094)
Expected return on plan assets	393	430	1,179	1,291
Amortization of actuarial losses	(64)	(42)	(194)	(126)
Amortization of prior service credits	36	87	110	261
Non-service FAS pension income	16	111	47	332
Total FAS pension income	$1	$94	$2	$283
Retiree medical and life insurance plans
Operating:
Service cost	$(2)	$(1)	$(4)	$(4)
Non-operating:
Interest cost	(15)	(17)	(47)	(51)
Expected return on plan assets	27	25	81	77
Amortization of actuarial gains	8	7	26	23
Amortization of prior service costs	(1)	(2)	(3)	(7)
Non-service FAS retiree medical and life income	19	13	57	42
Total FAS retiree medical and life income	$17	$12	$53	$38
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
The amortization of net actuarial losses or gains and prior service credits or costs in the table above, along with similar costs related to our other postretirement benefit plans were reclassified from accumulated other comprehensive loss (AOCL) and recorded as a component of FAS income for the periods presented. These costs totaled $25 million ($19 million, net of tax) and $73 million ($57 million, net of tax) during the quarter and nine months ended September 29, 2024, and $(47) million ($(37) million, net of tax) and $(141) million ($(111) million, net of tax) during the quarter and nine months ended September 24, 2023.
Funding Requirements
The required funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended, along with consideration of CAS and Internal Revenue Code rules. We made no contributions to our qualified defined benefit pension plans during the quarters and nine months ended September 29, 2024 and September 24, 2023.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
NOTE 7 - LEGAL PROCEEDINGS AND CONTINGENCIES
Legal Proceedings
We are a party to litigation and other proceedings that arise in the ordinary course of our business, including matters arising under provisions relating to the protection of the environment, and are subject to contingencies related to certain businesses we previously owned. These types of matters could result in fines, penalties, cost reimbursements or contributions, compensatory or treble damages or non-monetary sanctions or relief. We believe the probability is remote that the outcome of each of these matters, including the legal proceedings described below, will have a material adverse effect on the company as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings and cash flows in the period in which it is recognized. Among the factors that we consider in this assessment are the nature of existing legal proceedings and claims, the asserted or possible damages or loss contingency (if estimable), the progress of the case, existing law and precedent, the opinions or views of legal counsel and other advisers, our experience in similar cases and the experience of other companies, the facts available to us at the time of assessment and how we intend to respond to the proceeding or claim. Our assessment of these factors may change over time as individual proceedings or claims progress.
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
Lockheed Martin v. Metropolitan Transportation Authority
On April 24, 2009, we filed a declaratory judgment action against the New York Metropolitan Transportation Authority and its Capital Construction Company (collectively, the MTA) asking the U.S. District Court for the Southern District of New York to find that the MTA is in material breach of our agreement based on the MTA’s failure to provide access to sites where work must be performed and the customer-furnished equipment necessary to complete the contract. The MTA filed an answer and counterclaim alleging that we breached the contract and subsequently terminated the contract for alleged default. The primary damages sought by the MTA are the costs to complete the contract and potential re-procurement costs. While we are unable to estimate the cost of another contractor to complete the contract and the costs of re-procurement, we note that our contract with the MTA had a total value of $323 million, of which $241 million was paid to us, and that the MTA is seeking damages of approximately $190 million. We dispute the MTA’s allegations and are defending against them. Additionally, following an investigation, our sureties on a performance bond related to this matter, who were represented by independent counsel, concluded that the MTA’s termination of the contract was improper. Finally, our declaratory judgment action was later amended to include claims for monetary damages against the MTA of approximately $95 million. This matter was taken under submission by the District Court in December 2014, after a five-week bench trial and the filing of post-trial pleadings by the parties. We continue to await a decision from the District Court. Although this matter relates to our former Information Systems & Global Solutions business (IS&GS), we retained responsibility for the litigation when we divested IS&GS in 2016.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
environmental costs expected to be allocated to our non-U.S. Government contracts, or determined not to be recoverable under U.S. Government contracts, in our cost of sales at the time the liability is established or adjusted.
At September 29, 2024 and December 31, 2023, the aggregate amount of liabilities recorded relative to environmental matters was $697 million and $680 million, most of which are recorded in other noncurrent liabilities on our consolidated balance sheets. We have recorded assets for the portion of environmental costs that are probable of future recovery totaling $628 million and $613 million at September 29, 2024 and December 31, 2023, most of which are recorded in other noncurrent assets on our consolidated balance sheets.
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
In addition to the proceedings and potential proceedings discussed above, potential new regulations concerning perchlorate and hexavalent chromium at the federal and state level could increase our cleanup costs. If substantially lower cleanup standards are adopted for perchlorate or hexavalent chromium, we expect a material increase in both our estimates for environmental liabilities and the related assets for the portion of costs that are probable of future recovery. The amount that would be allocable to our non-U.S. Government contracts or that is determined not to be recoverable under U.S. Government contracts would be expensed, which may have a material effect on our earnings in any particular interim reporting period.
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
Letters of Credit, Surety Bonds and Third-Party Guarantees
We have entered into standby letters of credit and surety bonds issued on our behalf by financial institutions, and we have directly issued guarantees to third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. We had total outstanding letters of credit and surety bonds aggregating $2.7 billion and $2.9 billion at September 29, 2024 and December 31, 2023.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Additionally, we may guarantee the contractual performance of third parties such as joint venture partners. At September 29, 2024 and December 31, 2023, third-party guarantees totaled $313 million and $1.0 billion, of which approximately 21% and 75% related to guarantees of contractual performance of joint ventures to which we currently are or previously were a party. These amounts represent our estimate of the maximum amounts we would expect to incur upon the contractual non-performance of the joint venture, joint venture partners or divested businesses. Generally, we also have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner. Third-party guarantees do not include guarantees issued on behalf of subsidiaries and other consolidated entities.
In determining our exposures, we evaluate the reputation, performance on contractual obligations, technical capabilities and credit quality of our current and former joint venture partners and the transferee under novation agreements all of which include a guarantee as required by the FAR. At September 29, 2024 and December 31, 2023, there were no material amounts recorded in our financial statements related to third-party guarantees or novation agreements.
Other Contingencies
On April 22, 2024, the Armed Services Board of Contract Appeals (ASBCA) sustained our claim associated with a contract to modernize and install new engines in C-5 Galaxy aircraft. The ASBCA ruled that we are entitled to $132 million for impacts due to excessive “over and above” work performed under the contract plus interest on the amount since the date of our claim in October 2018. On August 27, 2024, the Department of Justice filed a notice of appeal of the ASBCA’s decision with the U.S. Court of Appeals for the Federal Circuit. On the anticipated basis of the Government’s appeal, we have recognized approximately $85 million of sales and operating profit during the quarter ended September 29, 2024, which we believe is probable of collection and subject to change based on developments during the pending appeal process in Federal Circuit Court and as interest accrues.
Independent of this matter and as a U.S. Government contractor, we are subject to various audits and investigations by the U.S. Government to determine whether our operations are being conducted in accordance with applicable regulatory requirements. U.S. Government investigations of us, whether relating to Government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines or penalties being imposed upon us, suspension, proposed debarment, debarment from eligibility for future U.S. Government contracting, or suspension of export privileges. Suspension or debarment could have a material adverse effect on us because of our dependence on contracts with the U.S. Government. U.S. Government investigations often take years to complete and many result in no adverse action against us. We also provide products and services to customers outside of the United States, which are subject to U.S. and foreign laws and regulations and foreign procurement policies and practices. Our compliance with local regulations or applicable U.S. Government regulations also may be audited or investigated.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
NOTE 8 - FAIR VALUE MEASUREMENTS
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	September 29, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Mutual funds	$1,026	$1,026	$—	$—	$1,025	$1,025	$—	$—
U.S. Government securities	105	—	105	—	119	—	119	—
Other securities	730	353	334	43	679	333	301	45
Derivatives	46	—	46	—	32	—	32	—
Liabilities
Derivatives	176	—	176	—	200	—	200	—
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
The aggregate notional amount of our outstanding interest rate swaps was $1.3 billion at both September 29, 2024 and December 31, 2023. The aggregate notional amount of our outstanding foreign currency hedges was $6.3 billion and $6.5 billion at September 29, 2024 and December 31, 2023. The fair values of our outstanding interest rate swaps and foreign currency hedges at September 29, 2024 and December 31, 2023 were not significant. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters and nine months ended September 29, 2024 and September 24, 2023. The impact of derivative instruments on our consolidated statements of cash flows is included in net cash provided by operating activities. Substantially all of our derivatives are designated for hedge accounting.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $20.4 billion and $18.5 billion at September 29, 2024 and December 31, 2023. The outstanding principal amount of debt, including short-term and long-term debt, was $20.6 billion and $18.7 billion at September 29, 2024 and December 31, 2023, excluding approximately $1.3 billion of unamortized discounts and issuance costs at both September 29, 2024 and December 31, 2023. The estimated fair values of our outstanding debt were determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates and credit spreads (Level 2).
NOTE 9 - STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
During the nine months ended September 29, 2024, we repurchased 5.7 million shares of our common stock in open market purchases for $2.7 billion.
The total remaining authorization for future common stock repurchases under our share repurchase program was $7.3 billion as of September 29, 2024. In October 2024, subsequent to our third quarter, our Board of Directors authorized an increase of $3.0 billion to our share repurchase program, increasing our total authorization of the current program to $10.3 billion for future purchases. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.
Dividends
We paid cash dividends of $2.3 billion ($9.45 per share) during the nine months ended September 29, 2024. In October 2024, subsequent to our third quarter, we authorized a fourth quarter 2024 dividend payment of $3.30 per share, an increase of $0.15 per share over our third quarter 2024 dividend of $3.15 per share.
The total amount of dividends declared may differ from the total amount of dividends paid during a period due to the timing of dividend-equivalents paid on RSUs and PSUs. These dividend-equivalents are accrued during the vesting period and are paid upon the vesting of the RSUs and PSUs, which primarily occurs in the first quarter each year.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Accumulated Other Comprehensive Loss
Changes in the balance of AOCL, net of tax, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL
Balance at December 31, 2023	$(8,704)	$(99)	$(8,803)
Other comprehensive income (loss) before reclassifications	—	23	23
Amounts reclassified from AOCL
Amortization of net actuarial losses (a)	141	—	141
Amortization of net prior service credits (a)	(84)	—	(84)
Other	—	30	30
Total reclassified from AOCL	57	30	87
Total other comprehensive income (loss)	57	53	110
Balance at September 29, 2024	$(8,647)	$(46)	$(8,693)

Balance at December 31, 2022	$(7,866)	$(157)	$(8,023)
Other comprehensive income (loss) before reclassifications	—	(41)	(41)
Amounts reclassified from AOCL
Amortization of net actuarial losses (a)	88	—	88
Amortization of net prior service credits (a)	(199)	—	(199)
Other	—	29	29
Total reclassified from AOCL	(111)	29	(82)
Total other comprehensive income (loss)	(111)	(12)	(123)
Balance at September 24, 2023	$(7,977)	$(169)	$(8,146)

(a)Reclassifications from AOCL related to postretirement benefit plans were recorded as a component of FAS income for each period presented. These amounts include $19 million and $(37) million, net of tax, for the quarters ended September 29, 2024 and September 24, 2023, which are comprised of the amortization of net actuarial losses of $47 million and $30 million for the quarters ended September 29, 2024 and September 24, 2023, and the amortization of net prior service credits of $28 million and $67 million for the quarters ended September 29, 2024 and September 24, 2023. See “Note 6 - Postretirement Benefit Plans”.
NOTE 10 - OTHER
Contract Estimates
Significant estimates and assumptions are made in estimating contract sales, costs, and profit. We estimate profit as the difference between estimated revenues and total estimated costs to complete the contract. At the outset of a long-term contract, we identify and monitor risks to the achievement of the technical, schedule and cost aspects of the contract, as well as our ability to earn variable consideration, and assess the effects of those risks on our estimates of sales and total costs to complete the contract. The estimates consider the technical requirements (e.g., a newly developed product versus a mature product), the schedule and associated tasks (e.g., the number and type of milestone events) and costs (e.g., material, labor, subcontractor, overhead, general and administrative and the estimated costs to fulfill our industrial cooperation agreements, sometimes referred to as offset or localization agreements, required under certain contracts with international customers). The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements, schedule and costs in the initial estimated total costs to complete the contract. Profit booking rates may increase during the performance of the contract if we successfully retire risks related to technical, schedule and cost aspects of the contract, which decreases the estimated total costs to complete the contract or may increase the variable consideration we expect to receive on the contract. Conversely, our profit booking rates may decrease if the estimated total costs to complete the contract increase or our estimates of variable consideration we expect to receive decrease. All of the estimates are subject to change during the performance of the contract and may affect the profit booking rate. When estimates of total costs to be incurred on a contract exceed total estimates of the transaction price, a

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
provision for the entire loss is determined at the contract level and is recorded in the period in which the loss is evident, which we refer to as a reach-forward loss.
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
Our consolidated net profit booking rate adjustments increased sales by $358 million and $1.0 billion during the quarter and nine months ended September 29, 2024 and $231 million and $1.0 billion during the quarter and nine months ended September 24, 2023. These adjustments increased segment operating profit by approximately $375 million ($296 million, or $1.24 per share, after tax) and $990 million ($782 million, or $3.26 per share, after tax) during the quarter and nine months ended September 29, 2024, and $335 million ($265 million, or $1.06 per share, after tax) and $1.1 billion ($881 million, or $3.48 per share, after tax) during the quarter and nine months ended September 24, 2023. During the quarter ended September 29, 2024, we recognized losses of $80 million on a classified program at our Aeronautics business segment described below, resulting in total losses of $145 million on this classified program for the nine months ended September 29, 2024. Additionally, consolidated net profit booking rate adjustments during the nine months ended September 29, 2024 include a reach-forward loss of $100 million recognized in the first quarter of 2024 on a classified program at our MFC business segment described below. During the nine months ended September 24, 2023, we recognized a favorable profit adjustment of $65 million on an international surveillance and control program due to the positive resolution of a contractual matter, and a reach-forward loss of $100 million on the Canadian Maritime Helicopter Program (CMHP) as a result of increased costs and lower than planned revenues described below.
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
However, some of our existing development programs are contracted on a fixed-price basis or include cost-type contracting for the development phase with fixed-price production options and our customers still continue to implement procurement strategies such as these that shift risk to contractors. Competitively bid programs with fixed-price development work or fixed-price production options increase the risk of a reach-forward loss upon contract award and during the period of contract performance. Due to the complex and often experimental nature of development programs, we may experience (and have experienced in the past) technical and quality issues during the development of new products or technologies for a variety of reasons. Our development programs are ongoing, and while we believe the cost and fee estimates incorporated in the financial statements are appropriate, the technical complexity of these programs and fixed-price contract structure creates financial risk as estimated completion costs may exceed the current contract value, which could trigger earnings charges, termination provisions, or other financially significant exposures. These programs have risk for reach-forward losses if our estimated costs exceed our estimated contract revenues, and such losses could be significant to our financial results, cash flows, or financial condition in any period that they are recognized. Any such losses are recorded in the period in which the loss is evident.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
We have experienced performance issues on a classified fixed-price incentive fee contract at our Aeronautics business segment. Phases within the contract involve highly complex design and systems integration and we have periodically recognized reach-forward losses. During the third quarter of 2024, we recognized losses of $80 million due to higher than anticipated costs to achieve program objectives, bringing total losses for the nine months ended September 29, 2024, to $145 million. With the additional $80 million of losses in the third quarter, cumulative losses increased to approximately $415 million. We will continue to monitor the technical requirements and our performance, the remaining work and any future changes in scope or schedule, and estimated costs to complete the program, and we may have to record additional losses in future periods if we experience further performance issues, increases in scope, or cost growth, which could be material to our financial results. Additionally, we will continue to assess the likelihood of losses for future phases. We will be required to recognize additional losses for such phases if they are probable and such loss becomes evident. Last, we and our industry team will continue to incur advanced procurement costs (also referred to as pre-contract costs) to enhance our ability to achieve the schedule and certain milestones. We will monitor the recoverability of pre-contract costs, which could be impacted by the customer’s decision regarding future phases of the program.
We have contracted with the Canadian government for the CMHP at our RMS business segment that provides for design, development, and production of CH-148 aircraft (the Original Equipment contract), which is a military variant of the S-92 helicopter, and for logistical support to the fleet (the In Service Support contract) over an extended time period. The last of the 28 CH-148 aircraft is scheduled to be delivered in 2025. The program has experienced performance issues, including delays in the final aircraft deliveries from the original contract requirement, and the Royal Canadian Air Force’s flight hours have been significantly less than originally anticipated, which has impacted program revenues and the recovery of our costs under this program. We have incurred significant costs and recognized the related sales, of which about $970 million are currently included in contract assets on the balance sheet which could become at risk for future recovery. Such assets are recovered based on future flight hours, which are not entirely within our control and are dependent upon aircraft availability and performance and the availability of Canadian government resources. During the third quarter of 2024, we entered into a modification to the In Service Support contract to better align contract scope with the Canadian government’s needs. This modification mitigates, but does not eliminate the risk related to future sales and recovery of our costs. We continue to engage in discussions with the Canadian government to potentially restructure certain contractual terms and conditions that may be beneficial to both parties. However, any restructuring discussions may be prolonged or unsuccessful and are dependent upon Canadian government resources and priorities and other factors outside of our control. Under the contract terms as modified, future sales and recovery of costs are dependent upon the Royal Canadian Air Force’s flight hours and program costs and performance. As of September 29, 2024, cumulative losses remained at approximately $100 million. Future performance issues or changes in our estimates may affect our ability to recover our costs, including recovery of the contract assets recognized on the balance sheet and our assessment of the reach-forward loss, which could be material to our operating results.
We also have a number of contracts with Türkish industry for the Türkish Utility Helicopter Program (TUHP), which anticipates co-production with Türkish industry for production of T70 helicopters for use in Türkiye, as well as the related provision of Türkish goods and services under buy-back or offset obligations, to include the future sales of helicopters built in Türkiye for sale globally. In 2020, the U.S. Government imposed certain sanctions on Türkish entities and persons that have affected our ability to perform under the TUHP contracts. We have provided force majeure notices under the affected contracts, and have partially stopped work on TUHP effective October 5, 2024. We are currently in discussions regarding the path forward for the program in light of the continued impact of the sanctions on our ability to perform under the TUHP contracts and our decision to partially stop work. As of September 29, 2024, cumulative losses related to development work for the program remained insignificant and the program remains in a contract liability position on the balance sheet. The TUHP contracts may be negotiated to be restructured or terminated, either in whole or in part and as a result, we could be at risk of recording significant reach-forward losses in future periods. Additionally, we could elect to pursue other relief or remedies, which could result in a further reduction in sales, the imposition of penalties or assessment of damages, and increased unrecoverable costs, which could be material to our financial results.
Our MFC business segment was previously awarded a competitively bid classified contract, which includes a cost-reimbursable base contract for the initial phase of the program and multiple fixed price options for additional phases. The options for additional phases may be exercised over the next several years and if performed we expect they would each be at a loss. During the first quarter of 2024, we concluded it was probable that an option would be exercised based on progress made on the program and discussions with the customer. Accordingly, in the first quarter of 2024 we recognized a reach forward loss of approximately $100 million, bringing the cumulative losses recognized on the program to approximately $150 million, including charges for precontract costs recognized in prior periods. During the second and

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
third quarters of 2024, there were no significant changes to the previously recognized losses. We will continue to assess the likelihood that additional options will be exercised, utilizing factors such as our performance, future requirements of the program, discussions with the customer and suppliers, customer funding, and experience with other customer programs, among other factors. We will be required to recognize additional losses for the remaining options if they become probable of being exercised. The potential total loss across the additional options is up to approximately $1.3 billion. The ultimate amount of additional loss recognized, if any, will depend on how many of the additional options are exercised or become probable of being exercised and performance on those options.
Backlog
Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. It is converted into sales in future periods as work is performed or deliveries are made. For our cost-reimbursable and fixed-priced-incentive contracts, the estimated consideration we expect to receive pursuant to the terms of the contract may exceed the contractual award amount. The estimated consideration is determined at the outset of the contract and is continuously reviewed throughout the contract period. In determining the estimated consideration, we consider the risks related to the technical, schedule and cost impacts to complete the contract and an estimate of any variable consideration. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of September 29, 2024, our ending backlog was $165.7 billion. We expect to recognize approximately 35% of our backlog over the next 12 months and approximately 59% over the next 24 months as revenue with the remainder recognized thereafter.
Income Taxes
Our effective income tax rates were 15.4% and 15.6% for the quarter and nine months ended September 29, 2024 and 13.8% and 15.1% for the quarter and nine months ended September 24, 2023. The rate for the third quarter 2024 was higher than the rate for the third quarter 2023 primarily due to additional research and development tax credits that were claimed for years prior to 2023 reflected in the 2023 rate. The rates for all periods benefited from research and development tax credits, tax deductions for foreign derived intangible income and dividends paid to our defined contribution plans with an employee stock ownership plan feature.
Investments
We make investments in companies that we believe are advancing or developing new technologies applicable to our business. These investments are primarily in early-stage companies and may be in the form of common or preferred stock, warrants, convertible debt securities, investments in funds or equity method investments. Most of these investments are in equity securities without readily determinable fair values (privately held securities), which are measured initially at cost and are then adjusted to fair value only if there is an observable price change or reduced for impairment, if applicable. The carrying amounts of the investments were $603 million and $581 million at September 29, 2024 and December 31, 2023. Due to changes in fair value and/or sales of investments, we recorded net losses of $19 million ($14 million, or $0.06 per share, after-tax) and $5 million ($4 million, or $0.02 per share, after-tax) during the quarter and nine months ended September 29, 2024 and net losses of $13 million ($10 million, or $0.04 per share, after-tax) and $24 million ($18 million, or $0.07 per share, after-tax) during the quarter and nine months ended September 24, 2023. These gains or losses are reflected in the other non-operating income, net account on our consolidated statements of earnings.
Revolving Credit Facility
At September 29, 2024, we had a $3.0 billion Revolving Credit Facility with various banks, with the option to increase the commitments under the Revolving Credit Facility by an additional amount of up to $500 million (for an aggregate amount of up to $3.5 billion). Effective August 23, 2024, we amended the agreement for the Revolving Credit Facility (the “Revolving Credit Agreement”) to extend the expiration date of the Revolving Credit Agreement from August 24, 2028 to August 24, 2029 and removed the existing financial maintenance covenant. The Revolving Credit Agreement is available for any of our lawful corporate purposes, including supporting commercial paper borrowings. Borrowings under the Revolving Credit Agreement are unsecured and bear interest at rates set forth in the Revolving Credit Agreement. There were no borrowings under the Revolving Credit Agreement at September 29, 2024.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Debt Issuance
On January 29, 2024, we issued a total of $2.0 billion of senior unsecured notes, consisting of $650 million aggregate principal amount of 4.50% Notes due 2029 (the 2029 Notes), $600 million aggregate principal amount of 4.80% Notes due 2034 (the 2034 Notes) and $750 million aggregate principal amount of 5.20% Notes due 2064 (the 2064 Notes and, together with the 2029 Notes and 2034 Notes, the Notes). Net proceeds of $1.98 billion were received from the offering after deducting pricing discounts and debt issuance costs, which are being amortized and recorded as interest expense over the term of the Notes. We may, at our option, redeem the Notes of any series in whole or in part at any time and from time to time at a redemption price equal to the greater of 100% of the principal amount of the Notes to be redeemed or an applicable make-whole amount, plus accrued and unpaid interest to the date of redemption. The Notes rank equally in right of payment with all of our existing unsecured and unsubordinated indebtedness.
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
Sale of Commercial Engine Solutions
On September 9, 2024, we completed the sale of our Commercial Engine Solutions (CES) business, which was part of our Aeronautics business segment. We received $170 million in cash from the sale. Gains recognized from the sale in the quarter ended September 29, 2024 were not significant. The final gain is subject to certain post-closing adjustments, including final working capital, indemnification, and tax adjustments, which we expect to complete in 2025. This sale did not represent a strategic shift and the impacts to our consolidated results of operation, financial position, and cash were not significant. Accordingly, the operating results and cash flows for the CES business up to the divestiture date have not been reclassified to discontinued operations.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lockheed Martin Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Lockheed Martin Corporation (the Company) as of September 29, 2024, the related consolidated statements of earnings, comprehensive income and equity for the quarters and nine months ended September 29, 2024 and September 24, 2023, and consolidated statements of cash flows for the nine months ended September 29, 2024 and September 24, 2023, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
October 22, 2024

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
BUSINESS OVERVIEW
We are a global defense technology company driving innovation and advancing scientific discovery. Our all-domain mission solutions and 21st Century Security vision accelerate the delivery of transformative technologies to our customers. We are principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics, system integration and cybersecurity services. Our main areas of focus are in defense, space, intelligence, homeland security and information technology, including cybersecurity. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. During the nine months ended September 29, 2024, 74% of our $52.4 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 65% from the Department of Defense (DoD)), 25% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government) and 1% were from U.S. commercial and other customers.
U.S. Budget Environment
With approximately three quarters of our sales from the U.S. Government, U.S. Government spending levels, particularly defense spending, and timely funding thereof can affect our financial performance over the short and long term.
On March 22, 2024, the President signed the second Fiscal Year (FY) 2024 Consolidated Appropriations package into law, which includes the DoD funding. This legislation reflects the Fiscal Responsibility Act of 2023 (FRA) spending limit of $886 billion for National Defense, of which $842 billion was for the DoD base budget.
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
On April 24, 2024, the President signed a bill providing a total of $95 billion in additional supplemental funding for Ukraine, Israel and Taiwan, including funding for the restock of U.S. munitions capacity. Supplemental funding legislation is not subject to the FRA limits.
The House and Senate continue the legislative process on the FY 2025 budget. The House Armed Services and Appropriations Committees marked the FY25 Defense budget consistent with the FY25 President’s Budget Request (PBR) and Congressionally mandated budget caps established by the FRA with a topline of $849.8 billion. The Senate Armed Services and Appropriations Committees did not adhere to the FRA spending caps and marked budgets above the PBR, with the committees providing between a $21 billion and $25 billion increase over the PBR level. Regardless of toplines, all four bills support additional funding for several of our programs, spread across our four business areas.
In the coming months, Congress will need to approve or revise the President’s FY 2025 budget proposal through enactment of appropriations bills and other policy legislation, which would then require final approval from the President in order for the FY 2025 budget process to conclude. A Continuing Resolution (CR) passed the House and Senate on September 25, 2024 and was signed by the President on September 26, 2024. The bill funds U.S. Government operations through December 20, 2024. After the November 2024 election, Congress will return to the task of funding the U.S. Government for the balance of the FY 2025. Significant differences that must be resolved include the different allocations as noted above and policy matters that arose during consideration of the CR and the underlying bills.

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
Our business and financial performance is also affected by general economic conditions. We continue to experience supply chain challenges, including supplier shortages and performance issues. These issues have delayed certain customer deliveries, have been a limiting factor on our ability to ramp up production in response to customer demand for certain products and have caused out-of-sequence manufacturing, which increases costs and decreases operational efficiency. In addition, elevated levels of inflation and macroeconomic conditions present risks for us, our suppliers and the stability of the broader defense industrial base. Certain costs, including rising labor rates and supplier costs, have increased as a result of inflation, and have adversely affected our margins on certain programs. In addition, some suppliers are reducing the duration of pricing validity of their proposals to us or seeking to reopen pricing on existing agreements, which is operationally challenging and increases the risk of cost volatility. We continue to work to mitigate challenges caused by the supply chain or current macroeconomic environment on our business, including by supporting small business and at-risk suppliers, deploying resources to work with our supply chain, securing materials and support by executing long-term contracts, enforcing existing contract terms, identifying alternative sources, collaborating with our customers to address industry-wide challenges, and optimizing our supply chain organization through digital transformation and workforce development. If we experience significant supply chain issues or high rates of inflation, and are unable to successfully mitigate the impact, our future profits, margins and cash flows, particularly for existing fixed-price contracts, may be adversely affected. Inflation and higher interest rates can also constrain the overall purchasing power of our customers for our products and services potentially impacting future orders, especially in a budget constrained environment. We remain committed to our ongoing efforts to increase the efficiency of our operations and improve the cost competitiveness and affordability of our products and services, which may, in part, offset cost increases from inflation.
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
Our consolidated results of operations were as follows (in millions, except per share data):

	Quarters Ended		Nine Months Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Net sales	$17,104	$16,878	$52,421	$48,697
Cost of sales	(14,987)	(14,830)	(46,181)	(42,513)
Gross profit	2,117	2,048	6,240	6,184
Other income (expense), net	23	(6)	77	30
Operating profit	2,140	2,042	6,317	6,214
Interest expense	(256)	(237)	(772)	(662)
Non-service FAS pension income	16	111	47	332
Other non-operating income, net	18	37	109	69
Earnings before income taxes	1,918	1,953	5,701	5,953
Income tax expense	(295)	(269)	(892)	(899)
Net earnings	$1,623	$1,684	$4,809	$5,054
Diluted earnings per common share	$6.80	$6.73	$20.05	$19.97

Certain amounts reported in other income (expense), net, including our share of earnings or losses from equity method investees, are included in the operating profit of our business segments. Accordingly, such amounts are included in the discussion of our business segment results of operations.
Net Sales
We generate sales from the delivery of products and services to our customers. Our consolidated net sales were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Products	$14,472	$14,014	$43,777	$40,298
% of total net sales	84.6%	83.0%	83.5%	82.8%
Services	2,632	2,864	8,644	8,399
% of total net sales	15.4%	17.0%	16.5%	17.2%
Total net sales	$17,104	$16,878	$52,421	$48,697
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

Product Sales
Product sales increased $458 million, or 3%, during the quarter ended September 29, 2024, compared to the same period in 2023. The increase was primarily attributable to higher product sales of $305 million at RMS and $200 million at MFC. Higher product sales at RMS were due to higher volume across the integrated warfare systems and sensors (IWSS) portfolio. Higher product sales at MFC were due to production ramp up on Guided Multiple Launch Rocket Systems (GMLRS) and Long Range Anti-Ship Missile (LRASM) programs.
Product sales increased $3.5 billion, or 9%, during the nine months ended September 29, 2024, compared to the same period in 2023. The increase was primarily attributable to higher product sales of $1.4 billion at RMS, $1.1 billion at MFC and $775 million at Aeronautics. Higher product sales at RMS were primarily within the IWSS portfolio due to higher volume on radar programs and new program ramp up within the laser systems portfolio. Higher product sales at MFC were due to production ramp up on GMLRS, High Mobility Artillery Rocket System (HIMARS), Joint Air-to-Surface Standoff Missile (JASSM) and LRASM programs. Higher product sales at Aeronautics were due to higher volume on F-35 and F-16 production contracts along with growth on classified programs.
Service Sales
Service sales decreased $232 million, or 8%, during the quarter ended September 29, 2024, compared to the same period in 2023. The decrease was primarily attributable to lower service sales of approximately $240 million at Aeronautics due to lower volume on F-35 sustainment contracts.
Service sales increased $245 million, or 3%, during the nine months ended September 29, 2024, compared to the same period in 2023. The increase was primarily attributable to higher service sales of approximately $135 million at Space and $55 million at RMS. Higher service sales at Space were due to higher volume on national security space services, while higher service sales at RMS were due to higher volume across the portfolio.
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
Our consolidated cost of sales were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Cost of sales – products	$(12,964)	$(12,571)	$(39,368)	$(35,960)
% of product sales	89.6%	89.7%	89.9%	89.2%
Cost of sales – services	(2,272)	(2,510)	(7,457)	(7,436)
% of service sales	86.3%	87.6%	86.3%	88.5%
Impairment and severance charges	—	—	(87)	—
Other unallocated, net	249	251	731	883
Total cost of sales	$(14,987)	$(14,830)	$(46,181)	$(42,513)
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

Product Costs
Product costs increased $393 million, or 3%, during the quarter ended September 29, 2024, compared to the same period in 2023. The increase was primarily attributable to higher product costs of approximately $290 million at RMS and $145 million at MFC due to higher volume and production ramp up as described above in “Product Sales”.
Product costs increased $3.4 billion, or 9%, during the nine months ended September 29, 2024, compared to the same period in 2023. The increase was primarily attributable to higher product costs of approximately $1.4 billion at RMS, $1.1 billion at MFC and $795 million at Aeronautics. Higher product costs at RMS and MFC were due to production ramp up and higher volume as described above in “Product Sales”. Higher product costs at Aeronautics was due to higher volume as described above in “Product Sales” and unfavorable profit rate adjustments on a classified program because of higher than anticipated costs to achieve program objectives.
Service Costs
Service costs decreased $238 million, or 9%, during the quarter ended September 29, 2024, compared to the same period in 2023. The decrease was primarily attributable to lower service costs $240 million at Aeronautics. Lower service costs at Aeronautics were due to lower volume as described above in “Service Sales”.
Service costs during the nine months ended September 29, 2024 were comparable to the same period in 2023. Service costs at RMS in 2023 included an unfavorable profit adjustment on the Canadian Maritime Helicopter Program (CMHP) that did not recur in 2024, which was offset by higher volume at Space as described above in “Service Sales”.
Impairment and Severance Charges
During the second quarter of 2024, we recorded charges totaling $87 million ($69 million, or $0.29 per share, after-tax). See “Note 10 - Other” included in our Notes to Consolidated Financial Statements for additional information.
Other Unallocated, Net
Other unallocated, net primarily includes the FAS/CAS pension operating adjustment (which represents the difference between total CAS pension cost recorded in our business segments’ results of operations and the service cost component of Financial Accounting Standards (FAS) pension income (expense)), stock-based compensation expense, changes in the fair value of assets and liabilities for deferred compensation plans, intangible asset amortization expense and other corporate costs. These items are not allocated to the business segments and, therefore, are not allocated to cost of sales for products or services. Other unallocated, net reduced cost of sales by $249 million and $731 million during the quarter and nine months ended September 29, 2024, compared to $251 million and $883 million during the quarter and nine months ended September 24, 2023. The decrease in other unallocated, net was primarily due to lower gains from the changes in the fair value of assets and liabilities related to deferred compensation plans during the nine months ended September 29, 2024 compared to the same periods in 2023 and fluctuations in costs associated with various corporate items, none of which were individually significant.
Other Income (Expense), Net
Other income, net was $23 million and $77 million during the quarter and nine months ended September 29, 2024, compared to other expense, net of $6 million and other income, net of $30 million during the quarter and nine months ended September 24, 2023. Other income (expense), net, primarily includes earnings generated by equity method investees, as well as gains or losses for acquisitions, divestitures, and other items, none of which are individually significant.
Interest Expense
Interest expense was $256 million and $772 million and $237 million and $662 million during the quarters and nine months ended September 29, 2024 and September 24, 2023. The increase in interest expense in 2024 resulted primarily from the issuance of senior unsecured notes in January 2024 and May 2023.
Non-service FAS pension income

Non-service FAS pension income was $16 million and $47 million and $111 million and $332 million during the quarters and nine months ended September 29, 2024 and September 24, 2023. The decrease was primarily due to a lower prior service credit amortization and a reduced asset base as detailed in “Note 6 - Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements.
Other non-operating income, net

Other non-operating income, net primarily includes gains or losses related to changes in the fair value of early-stage company investments or gains or losses upon sale of these investments. Other non-operating income, net was $18 million and $109 million and $37 million and $69 million during the quarters and nine months ended September 29, 2024 and September 24, 2023. See “Note 10 - Other” included in our Notes to Consolidated Financial Statements for additional information.
Income Tax Expense
Our effective income tax rates were 15.4% and 15.6% for the quarter and nine months ended September 29, 2024 and 13.8% and 15.1% for the quarter and nine months ended September 24, 2023. The rate for the third quarter 2024 was higher than the rate for the third quarter 2023 primarily due to additional research and development tax credits that were claimed for years prior to 2023 reflected in the 2023 rate. The rates for all periods benefited from research and development tax credits, tax deductions for foreign derived intangible income and dividends paid to our defined contribution plans with an employee stock ownership plan feature.
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

The Organisation for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the United States will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. We do not expect Pillar 2 to have a material impact on our effective tax rate or our consolidated results of operation, financial position, and cash flows.
Net Earnings
We reported net earnings of $1.6 billion ($6.80 per share) and $4.8 billion ($20.05 per share) during the quarter and nine months ended September 29, 2024, compared to $1.7 billion ($6.73 per share) and $5.1 billion ($19.97 per share) during the quarter and nine months ended September 24, 2023. Net earnings and earnings per share for the quarter and nine months ended September 29, 2024 were affected by the factors mentioned above. Earnings per share also benefited from a net decrease of approximately 11.6 million and 13.2 million weighted average common shares outstanding during the quarter and nine months ended September 29, 2024, compared to the same periods in 2023. The reduction in weighted average common shares was a result of share repurchases, partially offset by share issuance under our stock-based awards and certain defined contribution plans.

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
Sales and operating profit for each of our business segments were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Net sales
Aeronautics	$6,487	$6,717	$20,609	$19,861
Missiles and Fire Control	3,175	2,939	9,270	8,082
Rotary and Mission Systems	4,367	4,121	13,003	11,528
Space	3,075	3,101	9,539	9,226
Total net sales	$17,104	$16,878	$52,421	$48,697
Operating profit
Aeronautics	$659	$671	$2,089	$2,064
Missiles and Fire Control	456	398	1,217	1,146
Rotary and Mission Systems	483	482	1,408	1,286
Space	272	259	943	851
Total business segment operating profit	1,870	1,810	5,657	5,347
Unallocated items
FAS/CAS pension operating adjustment	406	414	1,218	1,245
Impairment and severance charges (a)	—	—	(87)	—
Intangible asset amortization expense	(61)	(61)	(183)	(185)
Other, net	(75)	(121)	(288)	(193)
Total unallocated items	270	232	660	867
Total consolidated operating profit	$2,140	$2,042	$6,317	$6,214
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

The total FAS/CAS pension adjustments, including the service and non-service cost components of FAS pension income for our qualified defined benefit pension plans, were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Total FAS income and CAS cost
FAS pension income	$1	$94	$2	$283
Less: CAS pension cost	421	431	1,263	1,294
Total FAS/CAS pension adjustment	$422	$525	$1,265	$1,577

Service and non-service cost reconciliation
FAS pension service cost	$(15)	$(17)	$(45)	$(49)
Less: CAS pension cost	421	431	1,263	1,294
Total FAS/CAS pension operating adjustment	406	414	1,218	1,245
Non-service FAS pension income	16	111	47	332
Total FAS/CAS pension adjustment	$422	$525	$1,265	$1,577
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

We have a number of programs that are designated as classified by the U.S. Government, which cannot be specifically described. The operating results of these classified programs are included in our consolidated and business segment results and are subjected to the same oversight and internal controls as our other programs.

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

Many of our contracts span several years and include highly complex technical requirements. At the outset of a contract accounted for under the percentage-of-completion cost-to-cost method, we identify and monitor risks to the achievement of the technical, schedule and cost aspects of the contract and assess the effects of those risks on our estimates of sales and total costs to complete the contract, as well as our ability to earn variable consideration. The estimates consider the technical requirements (e.g., a newly developed product versus a mature product), the schedule and associated tasks (e.g., the number and type of milestone events) and costs (e.g., material, labor, subcontractor, overhead and the estimated costs to fulfill our industrial cooperation agreements, sometimes referred to as offset or localization agreements, required under certain contracts with international customers). The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements, schedule and costs in the initial estimated total costs to complete the contract and variable considerations. Profit booking rates may increase during the performance of the contract if we successfully retire risks related to the technical, schedule and cost aspects of the contract, which decreases the estimated total costs to complete the contract or may increase the variable consideration we expect to receive on the contract. Conversely, our profit booking rates may decrease if the estimated total costs to complete the contract increase or our estimates of variable consideration we expect to receive decrease. The profit booking rate may also be adjusted if the total estimated value of the contract changes or there is a contract modification. All of the estimates are subject to change during the performance of the contract and may affect the profit booking rate. For further discussion on fixed-price contracts, see “Note 10 - Other” included in our Notes to Consolidated Financial Statements.

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

Our consolidated net profit booking rate adjustments increased segment operating profit by approximately $375 million and $990 million during the quarter and nine months ended September 29, 2024 and $335 million and $1.1 billion during the quarter and nine months ended September 24, 2023. The impact to the quarter ended September 29, 2024 segment operating profit includes losses of $80 million on a classified program at our Aeronautics business segment resulting in total losses of $145 million on this classified program for the nine months ended September 29, 2024. The impact to the nine months ended September 29, 2024 segment operating profit also includes a reach-forward loss of $100 million recognized in the first quarter of 2024 on a classified program at our MFC business segment. The impact to the nine months ended September 24, 2023 included an unfavorable profit adjustment of $100 million on CMHP and a $65 million favorable profit adjustment as a result of a positive resolution of a contractual matter on an international surveillance and control program at our RMS business segment. See the discussions under “Contract Estimates” in “Note 10 - Other” included in our Notes to Consolidated Financial Statements (pages 24-25).
We periodically experience performance issues and record losses for certain programs. For further discussion on programs, see “Note 10 - Other” included in our Notes to Consolidated Financial Statements.

Aeronautics
Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Net sales	$6,487	$6,717	$20,609	$19,861
Operating profit	659	671	2,089	2,064
Operating margin	10.2%	10.0%	10.1%	10.4%
Aeronautics’ net sales during the quarter ended September 29, 2024 decreased $230 million, or 3%, compared to the same period in 2023. The decrease was primarily attributable to lower net sales of $480 million on the F-35 program due to lower volume on production contracts as a result of delays in receiving additional contractual authorization and funding under the Lots 18-19 contract. This decrease was partially offset by higher net sales of $120 million on the C-130 program primarily due to higher volume on production and sustainment contracts; and $85 million on the F-16 program due to the ramp up on production.
Aeronautics’ operating profit during the quarter ended September 29, 2024 decreased $12 million, or 2%, compared to the same period in 2023. The decrease in operating profit was attributable to $25 million from lower volume described above and $20 million from unfavorable contract mix, partially offset by $30 million of higher profit booking rate adjustments. The increase in profit booking rate adjustments included an $85 million favorable profit rate adjustment for a claim associated with a contract to modernize and install new engines in C-5 Galaxy aircraft, partially offset by $80 million of unfavorable profit rate adjustments on a classified program due to higher than anticipated costs to achieve program objectives.
Aeronautics’ net sales during the nine months ended September 29, 2024 increased $748 million, or 4%, compared to the same period in 2023. The increase was primarily attributable to higher net sales of $250 million on the F-16 program due to the ramp up on production; $185 million on classified programs driven by higher volume; and $160 million on the F-35 program due to higher volume on development and sustainment contracts. These increases were partially offset by lower volume on production contracts as a result of delays in receiving additional contractual authorization and funding under the Lots 18-19 contract.
Aeronautics’ operating profit during the nine months ended September 29, 2024 increased $25 million, or 1%, compared to the same period in 2023. The increase in operating profit was attributable to $70 million from higher volume and program ramp up described above, partially offset by $35 million of lower profit booking rate adjustments. The decrease in profit booking rate adjustments was due to $145 million of unfavorable profit rate adjustments on a classified program because of higher than anticipated costs to achieve program objectives, partially offset by an $85 million favorable profit rate adjustment for a claim associated with a C-5 Galaxy contract as described above.
Missiles and Fire Control
Summary operating results for our MFC business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Net sales	$3,175	$2,939	$9,270	$8,082
Operating profit	456	398	1,217	1,146
Operating margin	14.4%	13.5%	13.1%	14.2%
MFC’s net sales during the quarter ended September 29, 2024 increased $236 million, or 8%, compared to the same period in 2023. The increase was primarily attributable to higher net sales of $285 million for tactical and strike missile programs due to production ramp up on Guided Multiple Launch Rocket Systems (GMLRS) and Long Range Anti-Ship Missile (LRASM) programs. This increase was partially offset by lower net sales of $90 million for integrated air and missile defense programs due to lower volume on Patriot Advanced Capability-3 (PAC-3) and Terminal High Altitude Area Defense (THAAD).

MFC’s operating profit during the quarter ended September 29, 2024 increased $58 million, or 15%, compared to the same period in 2023. The increase in operating profit was attributable to $35 million of higher profit booking rate adjustments and $20 million from volume described above. The increase in profit booking rate adjustments was primarily due to higher favorable profit rate adjustments on PAC-3 as a result of better than anticipated cost performance.
MFC’s net sales during the nine months ended September 29, 2024 increased $1.2 billion, or 15%, compared to the same period in 2023. The increase was primarily attributable to higher net sales of $1.1 billion for tactical and strike missile programs due to production ramp up on GMLRS, LRASM and Javelin programs.
MFC’s operating profit during the nine months ended September 29, 2024 increased $71 million, or 6%, compared to the same period in 2023. The increase in operating profit was attributable to $130 million from the production ramp up described above, partially offset by $55 million related to unfavorable contract mix. Profit booking rate adjustments were comparable as a $100 million reach-forward loss recognized in the first quarter of 2024 for an option on a classified program was offset by higher favorable profit rate adjustments, primarily on PAC-3 and multiple sensors and global sustainment programs due to better than anticipated cost performance.
Rotary and Mission Systems
Summary operating results for our RMS business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Net sales	$4,367	$4,121	$13,003	$11,528
Operating profit	483	482	1,408	1,286
Operating margin	11.1%	11.7%	10.8%	11.2%
RMS’ net sales during the quarter ended September 29, 2024 increased $246 million, or 6%, compared to the same period in 2023. The increase was primarily attributable to higher net sales of $185 million on integrated warfare systems and sensors (IWSS) programs due to higher volume on radar programs and the Canadian Surface Combatant (CSC) program; and $50 million for Sikorsky helicopter programs due to higher production volume on CH-53K, Seahawk and Black Hawk programs.
RMS’ operating profit during the quarter ended September 29, 2024 was comparable to the same period in 2023 as a $25 million increase due to the higher volume described above was offset by $25 million of lower profit booking rate adjustments. The decrease in profit booking rate adjustments was primarily due to a reach-forward loss recognized on a radar program as a result of additional quantity ordering risk identified on fixed-price options.
RMS’ net sales during the nine months ended September 29, 2024 increased $1.5 billion, or 13%, compared to the same period in 2023. The increase was primarily attributable to higher net sales of $900 million on IWSS programs due to higher volume on radar programs and the CSC program, and new program ramp up within the laser systems portfolio; $310 million for Sikorsky helicopter programs due to higher production volume on CH-53K, Black Hawk and Seahawk programs; and $250 million for various C6ISR programs due to higher volume.
RMS’ operating profit during the nine months ended September 29, 2024 increased $122 million, or 9%, compared to the same period in 2023. The increase in operating profit was attributable to $145 million from higher volume and program ramp up described above and $10 million from favorable contract mix, partially offset by $75 million of lower profit booking rate adjustments. The decrease in profit booking rate adjustments was due to unfavorable profit rate adjustments on Seahawk and Black Hawk production programs, partially offset by the net impact in 2023 of both a $100 million unfavorable profit rate adjustment on CMHP and a $65 million favorable profit rate adjustment on an international surveillance and control program that did not recur in 2024.

Space
Summary operating results for our Space business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Net sales	$3,075	$3,101	$9,539	$9,226
Operating profit	272	259	943	851
Operating margin	8.8%	8.4%	9.9%	9.2%
Space’s net sales during the quarter ended September 29, 2024 decreased $26 million, or 1%, compared to the same period in 2023. The decrease was primarily attributable to lower net sales of $50 million for commercial civil space due to lower volume on the Orion program, partially offset by higher volume on other space exploration programs. This decrease was partially offset by higher net sales of $25 million for strategic and missile defense programs due to higher volume on reentry programs.
Space’s operating profit during the quarter ended September 29, 2024 increased $13 million, or 5%, compared to the same period in 2023. The increase in operating profit was attributable to $25 million related to favorable contract mix across the portfolio, partially offset by $10 million of lower equity earnings driven by lower launch volume from our investment in United Launch Alliance (ULA). Profit booking rate adjustments were comparable.
Space’s net sales during the nine months ended September 29, 2024 increased $313 million, or 3%, compared to the same period in 2023. The increase was primarily attributable to higher net sales of $270 million for strategic and missile defense programs due to higher volume on the hypersonics and FBM programs; and higher net sales of $35 million for national security space programs due to higher volume on Transport Layer programs and ramp up on the Tracking Layer program, partially offset by lower volume on classified programs. These increases were partially offset by lower net sales of $70 million for commercial civil space due to lower volume and the impact of lower favorable profit adjustments on the Orion program, partially offset by higher volume on other space exploration programs.
Space’s operating profit during the nine months ended September 29, 2024 increased $92 million, or 11%, compared to the same period in 2023. The increase was primarily attributable to $70 million related to favorable contract mix across the portfolio and $25 million from higher volume and program ramp up described above. Additionally, profit booking rate adjustments were $10 million lower due to lower net favorable profit adjustments on the Orion program.
Total equity earnings (ULA) represented approximately $5 million, or 2%, and $30 million, or 3%, of Space's operating profit during the quarter and nine months ended September 29, 2024, compared to approximately $15 million, or 6%, and $20 million, or 2% for the same periods in 2023.
FINANCIAL CONDITION
Liquidity and Capital Resources
At September 29, 2024, we had cash and cash equivalents of $3.2 billion that was generally available to fund ordinary business operations without significant legal, regulatory or other restrictions. Our principal source of liquidity is our cash from operations. However, we also have access to credit markets, if needed, for liquidity or general corporate purposes. This access includes our $3.0 billion revolving credit facility or the ability to issue commercial paper (see “Note 10 - Other” included in our Notes to Consolidated Financial Statements for additional information). There were no borrowings outstanding under the revolving credit facility and commercial paper at both September 29, 2024 and December 31, 2023.
Cash received from customers is our primary source of cash from operations. However, from time to time, we fund customer programs ourselves pending government appropriations. If we incur costs in excess of funds obligated on the contract or in advance of a contract award, this negatively affects our cash flows and we may be at risk for reimbursement of the excess costs.
Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type. We generally bill and collect cash more frequently under cost-reimbursable contracts, which represented approximately

41% of the sales we recorded during the nine months ended September 29, 2024, as we are authorized to bill as the costs are incurred. A number of our fixed-price contracts may provide for performance-based payments, which allow us to bill and collect cash as we perform on the contract. The amount of performance-based payments and the related milestones are encompassed in the negotiation of each contract. The timing of such payments may differ from the timing of the costs incurred related to our contract performance, thereby affecting our cash flows.
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
We continue to return cash to stockholders through dividends and share repurchases. In October 2024, the Board of Directors authorized a fourth quarter dividend payment of $3.30 per share, representing an increase of $0.15 per share over the prior quarterly dividend payment. The Board of Directors also authorized an increase of $3.0 billion to our share repurchase program in addition to the $7.3 billion remaining authorization under our program as of September 29, 2024. The stock repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time. The amount of shares ultimately purchased and the timing of purchases are at the discretion of management and subject to compliance with applicable law and regulation.
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
We also actively manage our pension obligations and expect to continue to opportunistically manage our pension liabilities through the purchase of group annuity contracts or other actions for portions of our outstanding defined benefit pension obligations using assets from the pension trust. Future pension risk transfer transactions could be significant and result in us making additional contributions to the pension trust. The required funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended, and CAS. We could be required to make pension contributions earlier and/or in excess than planned if our return on pension assets is less than our assumptions, which would reduce our free cash flow. We may also make additional contributions at our discretion.
There were no material changes during the quarter or nine months ended September 29, 2024 to our contractual commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K that were outside the ordinary course of our business, except for, the $2.0 billion of senior unsecured notes issued on January 29, 2024. See “Note 10 - Other” included in our Notes to Consolidated Financial Statements for additional information.
We believe our cash and cash equivalents, our expected cash flow generated from operations and our access to credit markets will be sufficient to meet our cash requirements and cash deployment plans over the next twelve months and beyond based on our current business plans.
On August 15, 2024, we entered into an agreement to acquire all of the outstanding shares of Terran Orbital Corporation (Terran). Under the terms of the agreement, we expect to pay approximately $300 million, net of cash acquired, to close the transaction. The transaction is expected to close in the fourth quarter of 2024 and is subject to the satisfaction of customary closing conditions, including regulatory and Terran stockholder approvals.

The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	Nine Months Ended
	September 29, 2024	September 24, 2023
Cash and cash equivalents at beginning of year	$1,442	$2,547
Operating activities
Net earnings	4,809	5,054
Noncash adjustments	1,242	835
Changes in working capital	(321)	(232)
Other, net	219	(102)
Net cash provided by operating activities	5,949	5,555
Net cash used for investing activities	(954)	(991)
Net cash used for financing activities	(3,286)	(3,560)
Net change in cash and cash equivalents	1,709	1,004
Cash and cash equivalents at end of period	$3,151	$3,551
Operating Activities
Net cash provided by operating activities during the nine months ended September 29, 2024 increased $394 million compared to the same period in 2023. The increase was primarily due to lower federal tax payments, partially offset by a decrease in working capital (defined as receivables, contract assets, and inventories less accounts payable and contract liabilities), which includes the cash impacts for the lack of additional contractual authorization and funding from the U.S. Government prior to the end of the third quarter of 2024 on the Lot 18-19 contract of the F-35 program.
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
The following table reconciles net cash provided by operating activities to free cash flow (in millions):

	Nine Months Ended
	September 29, 2024	September 24, 2023
Cash from operations	$5,949	$5,555
Capital expenditures	(1,103)	(987)
Free cash flow	$4,846	$4,568
Free cash flow increased $278 million compared to the same period in 2023 primarily due to the increase in cash provided by operating activities described above, partially offset by higher capital expenditures.

Investing Activities
Net cash used for investing activities during the nine months ended September 29, 2024 decreased $37 million compared to the same period in 2023, primarily due to proceeds from the sale of our Commercial Engine Solutions (CES) business. Capital expenditures totaled $1.1 billion and $987 million during the nine months ended September 29, 2024 and September 24, 2023. The majority of our capital expenditures are for equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.
Financing Activities
Net cash used for financing activities during the nine months ended September 29, 2024 increased $274 million compared to the same period in 2023.
During the nine months ended September 29, 2024 and September 24, 2023, we paid dividends totaling $2.3 billion ($9.45 per share) and $2.3 billion ($9.00 per share).
During the nine months ended September 29, 2024, we paid $2.7 billion to repurchase 5.7 million shares of our common stock. See “Note 9 - Stockholders’ Equity” included in our Notes to Consolidated Financial Statements for additional information. During the nine months ended September 24, 2023, we paid $3.0 billion to repurchase 6.7 million shares of our common stock.
During the nine months ended September 29, 2024 and September 24, 2023, we received net proceeds of $2.0 billion from issuance of senior unsecured notes. See “Note 10 - Other” included in our Notes to Consolidated Financial Statements for additional information.
During the nine months ended September 29, 2024, we repaid $168 million of long-term notes with a fixed interest rate of 8.375% according to their scheduled maturities.
OTHER MATTERS
Status of the F-35 Program
The F-35 program primarily consists of production contracts, sustainment activities, and new development efforts. Production of the aircraft is expected to continue for many years given the U.S. Government’s objective of procuring 2,456 aircraft for the U.S. Air Force, U.S. Marine Corps, and U.S. Navy. We also have commitments from seven international partner countries and eleven Foreign Military Sales (FMS) customers. We continue to see strong international demand for the F-35, with the Czech Republic signing an LOA in January 2024 to procure 24 F-35s, Singapore announcing in February 2024 its intent to purchase eight additional F-35s, and Greece signing an LOA in July 2024 to procure 20 F-35s, becoming the 19th nation to join the F-35 program. We expect international interest to continue to expand in the coming years.
From program inception through September 29, 2024, we have delivered 1,040 production F-35 aircraft, including 748 F-35A variants, 197 F-35B variants and 95 F-35C variants, and our backlog as of that date was 325 aircraft, demonstrating the F-35 program’s continued progress and longevity. We resumed F-35 deliveries in the third quarter of 2024, after delivering none in the first half of the year, and delivered 44 Technology Refresh 3 (“TR-3”) configured aircraft and four TR-2 configured aircraft in the quarter. We anticipate delivering between 90 and 110 F-35 aircraft in 2024, inclusive of the aircraft delivered in the third quarter. We continue to focus on advancing TR-3 and Block 4 capabilities to support our customers’ mission requirements.
The F-35 program is significant and complex and we and our customers continually review aircraft performance, program and delivery schedule, cost and supply chain issues, and requirements as part of our internal program management efforts and the DoD, Congressional and international countries’ oversight and budgeting processes. Areas of particular focus currently include Lockheed Martin’s and our suppliers’ performance, software maturation related to TR-3 capability and software development more generally, flight test execution, cost of life cycle operations, sustainment, inflation-related cost and supply chain-related cost and schedule pressures, and efforts to increase affordability.

We remain in negotiations with the U.S. Government on the Lots 18-19 production contract. Although negotiations for this contract are in process, we have been performing work on Lots 18-19 production under initial customer authorization and funding to begin work pursuant to an advance acquisition contract received in the fourth quarter of 2023. We and our industry team continue work in an effort to meet our customer’s desired aircraft delivery dates for the Lots 18-19 aircraft. Our costs began to exceed the advance acquisition contract value and related funding late in the third quarter of 2024. Typically, we recognize revenue on the F-35 program as work is performed. However, we are unable to recognize revenue in excess of the advance acquisition contract value (refer to our revenue recognition policy in our 2023 Form 10-K), which prevented the recognition of revenue and profit on approximately $400 million of costs incurred on the program in the third quarter of 2024, with at least an additional $300 million of impacts across the supply chain. Additionally, we were prevented from invoicing and receiving cash of approximately $450 million through the third quarter of 2024. At the end of the third quarter of 2024, we also had approximately $2 billion in potential termination liability exposure to third parties related to Lots 18-19 (some of which would be recoverable in the unlikely event of a termination). Currently, we expect to receive contractual authorization and funding on the Lots 18-19 production contract with the U.S. Government and resume invoicing costs incurred and recover sales, profit, and cash in the fourth quarter of 2024. However, until a final agreement is reached, or the U.S. Government otherwise provides additional contractual authorization and funding, our results of operations, cash flows, and financial condition will continue to be negatively impacted, and the impacts could be material.
Contingencies
See “Note 7 - Legal Proceedings and Contingencies” included in our Notes to Consolidated Financial Statements for information regarding our contingent obligations, including off-balance sheet arrangements.
Critical Accounting Policies
There have been no significant changes to the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K, except for an update related to a trademark impairment as a result of the impacts of the U.S. Army announcement to cancel the Future Attack Reconnaissance Aircraft (FARA) program at the conclusion of fiscal year 2024 in our Form 10-Q for the quarter ended June 30, 2024.

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
ITEM 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 29, 2024. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of September 29, 2024.
There were no changes in our internal control over financial reporting during the quarter ended September 29, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•our ability to attract and retain a highly skilled workforce and the impact of work stoppages or other labor disruptions;
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
These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see our filings with the U.S. Securities and Exchange Commission (SEC) including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and subsequent Quarterly Reports on Form 10-Q. Our filings may be accessed through the Investor Relations page of our website, www.lockheedmartin.com/investor, or through the website maintained by the SEC at www.sec.gov. Information contained on or made available through our website or other websites mentioned in this Form 10-Q is not incorporated into and is not a part of this Form 10-Q, and any references to our website are intended to be inactive textual references only.
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
For more information regarding matters referred to above, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Note 7 - Legal Proceedings and Contingencies —Legal Proceedings and Environmental Matters” included in our Notes to Consolidated Financial Statements in this Form 10-Q, which is hereby incorporated by reference. For additional information and a description of previously reported matters, see also “Critical Accounting Policies – Environmental Matters” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 14 – Legal Proceedings, Commitments and Contingencies,” in the 2023 Form 10-K filed with the SEC and "Note 7 - Legal Proceedings and Contingencies - Legal Proceedings and Environmental Matters,” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (the “Q2 2024 10-Q”). In addition, as discussed more fully in "Note 7 - Legal Proceedings and Contingencies - Legal Proceedings and Environmental Matters,” in the Q2 2024 10-Q, United States of America, ex rel. Patzer; Cimma v. Sikorsky Aircraft Corp., et al. was dismissed on July 3, 2024, as a result of the settlement agreement entered into in connection with the case on June 21, 2024.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the quarter ended September 29, 2024.
The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended September 29, 2024.

Period (a)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
				(in millions)
July 1, 2024 – July 28, 2024 (c)	388	$517.72	—	$8,173
July 29, 2024 – August 25, 2024 (c)	675,569	$552.63	675,345	$7,800
August 26, 2024 – September 29, 2024 (c)	837,865	$569.40	837,335	$7,323
Total (c)	1,513,822	$561.90	1,512,680

(a)We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, September 29, 2024 was the last day of our September 2024 fiscal month.
(b)In October 2010, our Board of Directors approved and on October 25, 2010 we announced a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. From time to time, our Board of Directors authorizes increases to our share repurchase program. The total remaining authorization for future common share repurchases under our share repurchase program was $7.3 billion as of September 29, 2024. In October 2024, the Board of Directors authorized an increase to the program by $3.0 billion. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans, including accelerated share repurchases. The program does not have an expiration date.

(c)During the quarter ended September 29, 2024, the total number of shares purchased included 1,142 shares that were transferred to us by employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the program.

ITEM 5. Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended September 29, 2024.
ITEM 6. Exhibits

Exhibit No.	Description

10.1
Extension Agreement dated as of August 23, 2024, by and among Lockheed Martin Corporation, the lenders listed therein, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on August 23, 2024).

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

Lockheed Martin Corporation
(Registrant)

Date: October 22, 2024	By: /s/ H. Edward Paul III
H. Edward Paul III
Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)