Form 10-K
period 2024-12-31
LOCKHEED MARTIN CORP
filed 2025-01-28
CIK 936468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Large accelerated filer ☒ Accelerated filer ☐ Non–accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the last sales price of such stock, as of the last business day of the registrant’s most recently completed second fiscal quarter, which was June 28, 2024, was approximately $110.8 billion.
There were 235,385,902 shares of our common stock, $1 par value per share, outstanding as of January 23, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Lockheed Martin Corporation’s 2025 Definitive Proxy Statement are incorporated by reference into Part III of this Form 10‑K. The 2025 Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Lockheed Martin Corporation
Form 10-K
For the Year Ended December 31, 2024

PART I
ITEM 1.    Business
General
We are a global aerospace and defense company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics, system integration and cybersecurity services. Our main areas of focus are in defense, space, intelligence, homeland security and information technology, including cybersecurity. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government.
Our 21st Century Security® vision is to accelerate the adoption of advanced networking and other leading-edge technologies into the American defense enterprise, while enhancing the performance and value of our platforms and products for our customers. The aim of 21st Century Security is to integrate and continuously upgrade new and existing systems across all domains with advanced, open-architecture networking and operational technologies that make defense forces more agile, adaptive and unpredictable, enabling overmatch and strengthening deterrence today and into the future.
21st Century Security guides our strategy and investments. As our growth pillars continue to evolve, we are focusing on advancing all-domain mission solutions through investments in digital technologies such as Artificial Intelligence (AI)/Machine Learning (ML), Autonomy and Crewed/Uncrewed Teaming, Generative Design and other technologies and capabilities enabling Combined Joint All-Domain Command and Control (CJADC2). Innovations in these areas will expand capability, improve interoperability, increase demand for our multi-domain solutions and drive efficient conversion of backlog into growth across our portfolio. We have well established programs across our business segments that continue to experience growth, including F-35 sustainment activity (Aeronautics); increased Patriot Advanced Capability-3 (PAC-3) production rates and increased demand for High Mobility Artillery Rocket System (HIMARS®) and Guided Multiple Launch Rocket Systems (GMLRS) (Missiles and Fire Control); radar surveillance systems and CH-53K King Stallion heavy lift helicopter (Rotary and Mission Systems); and the modernization of and enhancements to the Trident II D5 Fleet Ballistic Missile (FBM) (Space). Additionally, our teams continue to transform our products and rapidly innovate for the future, developing 6th generation air dominance technologies within Skunk Works®, demonstrating autonomous capabilities with the X-62A (F-16) and optionally piloted BLACK HAWK®, creating new Joint All-Domain Operating systems with Defense of Guam and AIR 6500 in Australia, establishing small-to-medium satellite capabilities to support proliferated space constellations and advancing hypersonic capabilities. Finally, we are always in pursuit of new program awards to develop future platforms that enable us to continue to strengthen our national defense and advance deterrence and global security.
Keys to enabling success of our strategy include developing and investing in differentiating technologies, forging strategic partnerships, including with commercial companies, executing on our multi-year business transformation initiative to enhance our digital infrastructure and increase efficiencies and collaboration throughout our business and maintaining fiscal discipline. Underpinning our ability to execute our strategy is our talent and culture. We invest substantially in our people to ensure that our workforce has the technical skills necessary to succeed, and we expect to continue to invest internally in innovative technologies that address rapidly evolving mission requirements for our customers. We also will continue to evaluate our portfolio and will make strategic acquisitions or divestitures, as appropriate, while deepening our connection to commercial industry through cooperative partnerships, joint ventures and equity investments.
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
Aeronautics
Aeronautics is engaged in the research, design, development, manufacture, integration, sustainment, support and upgrade of advanced military aircraft, including combat and air mobility aircraft, unmanned air vehicles and related technologies. Aeronautics also has contracts with the U.S. Government for various classified programs. Aeronautics’ major programs include:
•F-35 Lightning II – international multi-role, multi-variant, fifth generation stealth fighter.
•C-130 Hercules – international tactical airlifter.
•F-16 Fighting Falcon – combat-proven, international multi-role fighter.
•F-22 Raptor – air dominance and multi-role fifth generation stealth fighter.

The F-35 program is our largest program, generating 26% of our total consolidated net sales, as well as 65% of Aeronautics’ net sales in 2024. The F-35 program consists of multiple development, production and sustainment contracts. Development is focused on modernization of F-35’s capability and addressing emerging threats. Sustainment provides logistics and training support for the aircraft delivered to F-35 customers. For additional information on the F-35 program, see “Status of the F‑35 Program” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. See also Item 1A - Risk Factors for a discussion of risks related to the F-35 program.
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
Missiles and Fire Control
MFC provides air and missile defense systems; tactical missiles and precision strike weapon systems; logistics; fire control systems; mission operations support, readiness, engineering support and integration services; ground vehicles; and energy management solutions. MFC also has contracts with the U.S. Government for various classified programs. MFC’s major programs include:
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

Rotary and Mission Systems
RMS designs, manufactures, services and supports various military and commercial helicopters, sea- and land-based missile defense systems, radar systems, laser systems, sea- and air-based mission and combat systems, command and control mission solutions, cyber solutions, simulation and training solutions, and services and supports surface ships. RMS also has contracts with the U.S. Government for various classified programs. RMS’ major programs include:
•Sikorsky helicopter programs such as those related to the Black Hawk, Seahawk® and CH-53K King Stallion heavy lift helicopters, which are in service with U.S. and foreign governments, the Combat Rescue Helicopter (CRH) utilized by the

U.S. Air Force, and the VH-92A helicopter for the U.S. Marine One transport mission, Presidential helicopter, of which we made the final aircraft delivery under the program in 2024.
•Integrated warfare systems and sensors (IWSS) programs such as Aegis Combat System (Aegis) programs that serve as an air and missile defense system for the U.S. Navy and international customers and are also a sea and land-based element of the U.S. missile defense system, and the Littoral Combat Ship (LCS), Multi-Mission Surface Combatant (MMSC), and Canadian Surface Combatant (CSC) programs to provide surface combatant ships for the U.S. Navy and international customers that are designed to operate in shallow waters and the open ocean.
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
•The Transport Layer programs, small satellite capabilities to support proliferated space constellations and early warning communications for the Space Development Agency.
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
Research and Development
We conduct research and development (R&D) activities using our own funds (referred to as company-funded or independent R&D (IR&D)) and under contractual arrangements with our customers (referred to as customer-funded R&D) to enhance existing products and services and to develop future technologies. R&D costs include basic research, applied research, concept formulation studies, design, development, and related test activities. See “Note 1 – Organization and Significant Accounting Policies” (under the caption “Research and development and similar costs”) included in our Notes to Consolidated Financial Statements.

Raw Materials, Suppliers and Seasonality
Some of our products require relatively scarce raw materials, such as rare earth minerals. Other important materials and components, on which certain of our products rely, include aluminum, titanium, specialty steel, carbon fiber and advanced microelectronics, such as semiconductors. We rely on other companies to provide materials, components and products and to perform a portion of the services that are provided to our customers under the terms of most of our contracts. Although long-term agreements have historically helped enable a continued supply of these materials, supply chain challenges, supplier disputes, regulatory restrictions, and inflationary pressures have caused certain parts’ shortages, extended lead times and pricing escalations affecting certain sources of supply. We are working with U.S. Government, customers and suppliers on phase-in of regulatory requirements for transitioning the supply chains for rare earth minerals and magnets to secure and compliant sources. The current availability of sources of supply meeting regulatory requirements and the ability to ensure compliance down to the mining level within the timeframes required by the regulations are challenges we continue to work with our multi-tier supplier base. At the same time, we are focused on minimizing the impact of these supply chain challenges on our programs. However, many of the challenges are industry wide or caused by geopolitical events and general economic conditions that are outside of our control. These supplier disruptions have resulted in delays and increased costs and have adversely affected our program performance and operating results. These dynamics are expected to continue in 2025. For more information on the risks related to our suppliers and raw materials, see Item 1A - Risk Factors.
No material portion of our business is considered to be seasonal. Various factors, however, can affect the distribution of our sales between accounting periods, including the timing of government awards, the availability of government funding, product deliveries and customer acceptance.
Human Capital
Due to the specialized nature of our business, our performance depends on identifying, attracting, developing, motivating and retaining a highly skilled workforce with the requisite skills and, in many cases, security clearances, in multiple areas, including engineering, science, manufacturing, information technology, cybersecurity, business development and strategy and management. Our human capital management strategy, which we refer to as our people strategy, tightly aligns to our business needs and technology strategy and focused in 2024 on continuing to accelerate the transformation of our technology for workforce management through investments in upgraded systems and processes, increasing our ability to meet the quickly changing needs of our business, and maintaining a working environment and culture that is supportive of all employees and reflects our core value of “Respect Others.” We structure our people strategy and its implementation to comply with the laws and regulations to which we are subject as a federal government contractor.
As of December 31, 2024, we had a highly skilled workforce made up of approximately 121,000 employees, including approximately 70,000 engineers, scientists and information technology professionals. As of December 31, 2024, approximately 93% of our workforce was located in the U.S. and approximately 19% of our employees were covered by collective bargaining agreements with various unions. A number of our existing collective bargaining agreements expire in any given year. Historically, we have been successful in renegotiating expiring agreements without any material disruption of operating activities, and management considers employee and union relations to be good. This has continued to be the case in 2024.
We strive to hire, develop and retain the top talent in the industry. During 2024, we hired nearly 9,200 employees and we hired 3,900 college hires and interns during the 2023-24 academic year. An integral part of our people strategy is early career hiring through college and intern pipelines, particularly in technical fields and critical skills areas. We seek to access the broadest possible pool of talent to enable us to meet our hiring needs, and we work to expand Lockheed Martin’s brand awareness and positioning as a best place to work.
Employee satisfaction is essential to attracting and retaining top talent, and we regularly conduct employee engagement surveys to gauge employee satisfaction and to understand the effectiveness of our people strategy and assess employees’ intent to stay. We attract and reward our employees by providing market competitive compensation and benefits, including incentives and recognition plans that extend to non-represented employees of all levels in our organization and encourage excellence through our pay-for-performance philosophy. We have a hybrid workforce model that enables flexible working arrangements for employees and teams who can meet our customer commitments remotely, which has helped recruit and retain talent. In addition, we invest in the development of our employees through training, apprenticeship programs, security clearance sponsorship, leadership development plans and offering tuition assistance programs for continuing education or industry certifications. We believe this employee development makes us more competitive and assists with leadership succession planning throughout the company. In addition to efforts focused on recruitment and retention, we also monitor employee attrition across our employee population and take action based on the insights we gain from that monitoring process.

Employee Safety and Health
Through our safety and health program we seek to optimize our operations with targeted safety, health and wellness opportunities designed to provide safe work conditions and a healthy work environment, promote workforce resiliency and enhance business value. As part of this program, we track employee health and safety measures, including quarterly and yearly targets related to the number of injury and illness incidents that occur at work, those incidents that result in days lost, and the number of days lost due to workplace injuries and illness.

For information on the risks related to our human capital resources, see Item 1A – Risk Factors.
Competition
We compete with many different companies both within and outside of the defense and aerospace industry. The Boeing Company, General Dynamics, L3Harris Technologies, Northrop Grumman, and RTX Corporation are some of our primary competitors. Key characteristics of our industry include long operating cycles and intense competition, which is evident through the number of competitors bidding on program opportunities and the existence of bid protests (competitor protests of U.S. Government procurement awards).
We often collaborate with our competitors through teaming arrangements in efforts to provide our customers with the best mix of capabilities to address specific requirements, such as our recently announced strategic teaming agreement with General Dynamics to produce solid rocket motors, enhancing security and resilience in a critical domestic supply chain. Additionally, a company competing to be a prime contractor may, upon ultimate award of the contract to another competitor, serve as a subcontractor to the ultimate prime contracting company. It is not unusual to compete for a contract award with a peer company and, simultaneously, perform as a supplier to or a customer of that same competitor on other contracts.
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
The competition for international sales for most of our products and services is subject to U.S. Government stipulations (e.g., export restrictions, market access, technology transfer, industrial cooperation and contracting practices). We compete against U.S. and non-U.S. companies (or teams) for contract awards by international governments. International competitions are also subject to different laws or contracting practices of international governments, which affects how we structure our bid for the procurement. In many international procurements, the purchasing government’s relationship with the U.S. and its industrial cooperation programs designed to enhance local industry are important factors in determining the outcome of a competition. It is common for international customers to require contractors to comply with their industrial cooperation regulations, sometimes referred to as offset requirements, and we have entered into foreign offset agreements as part of securing some international business. For more information concerning our international business, see “International Business” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 1A – Risk Factors.
Technological advances in such areas as additive manufacturing, data analytics, digital engineering, artificial intelligence, advanced materials, autonomy and robotics, and new business models such as commercial access to space, are enabling new factors of competition for both traditional and non-traditional competitors. For more information on the risks related to new technologies, see Item 1A - Risk Factors.
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
The U.S. Government and in limited cases certain other governments may terminate any of our government contracts and subcontracts either at their convenience or for default based on our performance. If a contract is terminated for convenience, we generally are protected by provisions covering reimbursement for costs incurred on the contract and profit on those costs. If a contract is terminated for default, we generally are entitled to payment for our work that has been accepted by the U.S. Government or other governments; however, the U.S. Government and other governments could make claims to reduce our recovery or recoup its procurement costs and could assess other special penalties. For more information regarding the U.S. Government’s and other governments’ right to terminate our contracts and the risks of doing work internationally, see Item 1A – Risk Factors. For more information regarding government contracting laws and regulations, see Item 1A – Risk Factors as well as “Critical Accounting Policies – Contract Accounting / Sales Recognition” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Classified Contracts
A portion of our business is classified by the U.S. Government and cannot be specifically described. The operating results of classified contracts are included in our consolidated financial statements. The business risks and capital requirements associated with classified contracts historically have not differed materially from those of our other U.S. Government contracts. However, under certain classified fixed-price development and production contracts, we are unable to insure risk of loss to government property because of the classified nature of the contracts and the inability to disclose classified information necessary for underwriting and claims to commercial insurers. Our internal controls addressing the financial reporting of classified contracts are consistent with our internal controls for our non-classified contracts.

Commercial Aircraft
Our commercial aircraft products are required to comply with U.S. and international regulations governing production and quality systems, airworthiness and installation approvals, repair procedures and continuing operational safety.
Environmental
Our operations are subject to and affected by various federal, state, local and foreign environmental protection laws and regulations regarding the discharge of materials into the environment or otherwise regulating the protection of the environment. As a result of these environmental protection laws, we are involved in environmental remediation at some of our current and former facilities and at third-party-owned sites where we have been designated a potentially responsible party as a result of our prior activities and those of our predecessor companies. Although the extent of our financial exposure cannot in all cases be reasonably estimated, the costs of environmental compliance have not had, and we do not expect that these costs will have, a material adverse effect on our financial condition or results of operations, primarily because substantially all of our environmental costs are allowable in establishing the price of our products and services under our contracts with the U.S. Government. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or cleanup to the extent that they are probable and estimable, see “Critical Accounting Policies – Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 14 – Legal Proceedings, Commitments and Contingencies” included in our Notes to Consolidated Financial Statements. See also the discussion of environmental matters in Item 1A – Risk Factors.
Climate and Sustainability Reporting and Regulation
There is an increasing global regulatory focus on greenhouse gas (GHG) emissions and their potential impacts relating to climate change. Various jurisdictions around the world in which we operate, including the U.S., the European Union, the United Kingdom, Australia and certain U.S. States, have adopted or proposed laws related to climate and sustainability reporting. These and future laws, regulations or policies in response to concerns over GHG emissions such as carbon taxes, mandatory reporting and disclosure obligations, including environmental requirements for certain federal contractors and subcontractors, and changes in procurement policies, including the use of environmental goals in proposal evaluation, could significantly increase our operational and compliance burdens and costs. We monitor developments in climate change-related regulation for their potential effect on us and also have a comprehensive sustainability program that seeks to mitigate our impact on the environment, including targets to reduce our GHG emissions. For more information on the risk of climate-change related regulation, see Item 1A – Risk Factors.
Other Applicable Regulations
Our business and operations are subject to both U.S. and non-U.S. government laws, regulations and procurement policies and practices, including regulations relating to product testing, import-export controls, technology transfer restrictions, foreign investment, tariffs, taxation, repatriation of earnings, sanctions, exchange controls, the Foreign Corrupt Practices Act and other anti-corruption laws and anti-boycott provisions of the U.S. Export Control Reform Act of 2018.
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
Statements and assumptions with respect to future sales, income and cash flows, growth, program performance, the outcome of litigation, anticipated pension costs and funding, environmental remediation cost estimates, planned acquisitions or dispositions of assets, future regulatory, economic or geopolitical changes, or the anticipated consequences thereof are examples of forward-looking statements. Numerous factors, including the risk factors described in the following section, could cause our actual results to differ materially from those expressed in our forward-looking statements.
Our actual financial results likely will be different from any projections due to the inherent nature of projections. Given these uncertainties, forward-looking statements should not be relied on in making investment decisions. The forward-looking statements contained in this Form 10-K speak only as of the date of its filing. Except where required by applicable law, we expressly disclaim a duty to provide updates to forward-looking statements after the date of this Form 10-K to reflect subsequent events, changed circumstances, changes in expectations, or the estimates and assumptions associated with them. The forward-looking statements in this Form 10-K are intended to be subject to the safe harbor protections provided by the federal securities laws.
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
We derived 73% of our total consolidated net sales from the U.S. Government in 2024, including 65% from the Department of Defense (DoD). We expect to continue to derive most of our sales from work performed under U.S. Government contracts. A reduction in overall U.S. defense spending, on an absolute or inflation-adjusted basis, because of shifting priorities, budget compromises or otherwise could adversely affect our business. Budget uncertainty, the potential for U.S. Government shutdowns, the use of continuing resolutions, and the federal debt ceiling can adversely affect our industry and the funding for our programs. If appropriations are delayed or a government shutdown were to occur and continue for an extended period, we could be at risk of reduced orders, program cancellations and other disruptions and nonpayment. When the U.S. Government operates under a continuing resolution, new contract and program starts are restricted and funding for our programs may be unavailable, reduced or delayed.
Our contracts with the U.S. Government are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal year (FY) basis even though contract performance may extend over many years. Consequently, contracts are often partially funded initially, and additional funds are committed only as Congress makes further appropriations over time. To the extent we incur costs in excess of funds obligated on a contract or in advance of a contract award or contract definitization, we are at risk of not being reimbursed for those costs unless and until additional funds are obligated under the contract or the contract is successfully awarded, definitized and funded, which could adversely affect our financial condition and results of operations.
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
The F-35 program, which consists of multiple development, production and sustainment contracts, is our largest program and represented 26% of our total consolidated net sales in 2024. A decision by the U.S. Government, international partners, or FMS customer countries to cut spending on this program or reduce or delay planned orders would have an adverse impact on our business and results of operations. Given the size and complexity of the F-35 program, we anticipate that there will be continual reviews related to aircraft performance, program and delivery schedule, cost, and requirements as part of the DoD, Congressional, and international countries’ oversight and budgeting processes. Challenges and risks associated with this program include supplier performance, software development, definitizing and receiving funding for contracts on a timely basis, execution of future flight tests and findings resulting from testing and operating the aircraft, the level of cost associated with life cycle operations, sustainment and potential contractual obligations, inflation-related cost pressures, the ability to improve affordability, and potential competition from next-generation or other platforms. See also “Status of the F-35 Program” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the current program status and specific challenges and risks.

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
We operate in a highly competitive industry and our competitors may have more extensive or more specialized engineering, technical, marketing and servicing capabilities than we do in certain areas. Our competitors may develop new technologies, products or services that could replace our current offerings. Additionally, if competitors can offer lower cost services and products, or provide services or products more quickly, at equivalent or in some cases even reduced capabilities, we may lose new business opportunities or contract recompetes, which could adversely affect our future results. We are facing increased competition from startups and non-traditional defense contractors, which may have a lower cost structure or be able to move more quickly in addition to being favored, in certain cases, by procurement policy. Furthermore, acquisitions in our industry, including vertical integration, also could result in increased competition or limit our access to certain suppliers without appropriate remedies to protect our interests.

A substantial portion of our business is awarded through competitive bidding. The U.S. Government increasingly has relied on competitive contract award types, including indefinite-delivery, indefinite-quantity and other multi-award contracts, which have the potential to create pricing pressure and to increase our costs by requiring us to submit multiple bids and proposals. Multi-award contracts require us to make sustained efforts to obtain task orders under the contract. Additionally, procurements that do not evaluate whether the cost assumptions in the bids are realistic can lead to bidders taking aggressive pricing positions, which could result in the winner realizing a loss upon contract award or an increased risk of lower margins or realizing a loss over the term of the contract. Competitors may be willing to accept more risk or lower profitability in competing for contracts than we are. The U.S. Government also may not award us large competitive contracts that we otherwise might have won in an effort to strengthen a broad industrial base.

U.S. Government procurement policies and procedures and the application thereof are regularly changing, and such changes could adversely affect our profitability or the ability to win new business. For example, an increase in the use of contract structures that shift risk to the contractor, such as fixed-price development contracts and incentive-based fee arrangements, or the U.S Government using different award fee criteria than historically used (such as the evaluation of environmental factors) could adversely affect our profit rates or make it more difficult to win new contracts. The DoD is increasingly pursuing rapid acquisition pathways and procedures for new technologies, including through so called “other transaction authority” agreements (OTAs). OTAs are exempt from many traditional procurement laws, including the FAR, and an OTA award may be subject, in certain cases, to the condition that a significant portion of the work under the OTA is performed by a non-traditional defense contractor or that a portion of the cost of the protype project is funded by non-governmental sources. Changes in regulations or interpretations of what are allowable costs under our government contracts could adversely impact our profitability and changes in contract financing policy for fixed-price contracts, such as changes in performance and progress payments policies, could significantly affect the timing of our cash flows.

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

Contracts for development programs include complex design and technical requirements and are often contracted on a cost-reimbursable basis, however, some of our existing development programs are contracted on a fixed-price basis. In addition, we have certain contracts where we bid upfront on cost-reimbursable development work and the follow-on fixed-price production options in one submission. We expect we also will bid on similar programs in the future. Fixed-price development work or fixed-price production options, especially on competitively bid programs, is inherently riskier than cost-reimbursable work because the revenue is fixed, while the estimates of costs required to complete these contracts are subject to significant variability due to the nature of development programs. The technical complexity coupled with the fixed-price contract structure of certain of our ongoing development programs or new programs increases the risk that our costs will be greater than anticipated, resulting in reduced margins, operating profit, or reach-forward losses during the period of contract performance or upon contract award, all of which could be significant to our financial condition and operating results. Bidding upfront on fixed-price production options increases the risk that we may experience lower margins than expected, or a loss, on the production options because we must estimate the cost of producing a product before it has been developed. These risks may cause us not to bid on certain future programs, which could adversely affect our future growth prospects and financial performance. See Note 1 – Organization and Significant Accounting Policies included in our Notes to Consolidated Financial Statements for further details about losses incurred on certain programs, including fixed-price development programs.

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
We are routinely subject to audit by our customers on government contracts, including audits relating to our disclosed Cost Accounting Standards (CAS) rate structure or any changes to our CAS rate structure and the results of those audits could have an adverse effect on our business, reputation and results of operations
U.S. Government agencies, including the Defense Contract Audit Agency, the Defense Contract Management Agency and various agency Inspectors General, routinely audit and investigate government contractors. These agencies review a contractor’s compliance with applicable laws, regulations and contract terms, regarding, among other things, contract pricing, contract performance, cost structure and business systems. U.S. Government audits and investigations often take years to complete, and many result in no adverse action against us. Like many U.S. Government contractors, we have received audit and investigative reports recommending the reduction of certain contract prices or that certain payments be repaid, delayed, or withheld, and may involve substantial amounts. Similarly, like other U.S. Government contractors, audits and investigations also occur related to cost reimbursements that are based upon our final allowable incurred costs for each year. We have unaudited or unsettled incurred cost claims related to past years, which limits our ability to issue final billings on contracts for which authorized and appropriated funds may be expiring or can result in delays in final billings and our ability to close out a contract. These audits could result in unanticipated changes to contract prices and the amount and timing of payments, which could affect profitability and cash flows for any particular reporting period. These changes could have a material impact on financial condition and results of operations in such period.

If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including reductions of the value of contracts, contract modifications or terminations, forfeiture of profits, suspension of payments, repayments, penalties, fines or suspension or debarment from doing business with the U.S. Government. Reductions in the value of contracts, contract modifications or terminations, forfeiture of profits, suspension of payments, repayments, penalties, and fines could have a material impact on financial condition and results of operations in any particular reporting period, and suspension or debarment could have a material adverse effect on us because of our dependence on contracts with the U.S. Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Similar government oversight and risks to our business and reputation exist in most other countries where we conduct business.

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

Additionally, we are affected by government procurement restrictions and issues affecting industry supply chains broadly. For example, U.S. Government statutes and regulations impose restrictions on the sourcing of items from specified countries. We seek to manage supply risk through long-term contracts, identifying domestic or other U.S. allied alternative sources of items and maintaining an acceptable level of our key materials in inventories. Advanced microelectronics, including semiconductors, underpin many of our current and future critical technologies and platforms, and global shortages of these products due to increased demand or other supply chain challenges could result in increased procurement lead times and increased costs and potential shortages, which could affect our performance. We also must comply with specific procurement requirements that can limit the number of eligible suppliers, and a significant number of the components or supplies used are currently single or sole sourced. Because the identification and qualification of new or additional suppliers can take an extended period of time and can result in additional cost, issues with suppliers or trade actions that limit our ability to use certain suppliers, especially when single or sole sourced, can have an adverse impact on our business. Complying with U.S. Government contracting regulations that limit the source or manufacture of suppliers and impose stringent cybersecurity regulations also may create challenges for our supply chain and increase costs.

We remain heavily dependent on our supply chain for sourcing contractually compliant components, which is outside of our direct control and is multi-tiered. The future occurrence of non-compliant components in our programs could cause suspensions in product deliveries, remediation work on installed components, contract price adjustments and alternate supply sourcing, all of which could adversely affect our financial condition and results of operations.
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

If we fail in our development projects or if our new products or technologies fail to achieve customer acceptance or competitors develop more capable technologies or offerings or develop new technologies or offerings faster, we may be unsuccessful in obtaining new contracts or winning all or a portion of next generation programs, including in key areas such as hypersonics and classified work, and this could adversely affect our future performance and financial results.

Geopolitical, macroeconomic and public health events and conditions could adversely affect our business, financial condition and operating results.

Geopolitical. Changes in U.S. government and other nations’ administration and their associated shifts in policy and priorities could also impact our operations and market conditions. Our business is highly sensitive to geopolitical and security issues, including foreign policy actions taken by governments such as tariffs, sanctions, embargoes, export and import controls, and other trade restrictions, which can affect the demand for, and our ability to sell, our products and services, cause disruptions to our supply chain, and, ultimately, could adversely affect our business.

Global conflicts, including Russia’s invasion of Ukraine, conflicts in the Middle East, and heightened tensions in the Pacific region, have significantly elevated global geopolitical tensions and security concerns and resulted in increased demand for some of our products and services. However, if we are unable to increase production to meet demand in the timeframe expected by potential customers, whether due to supply constraints, government funding, or otherwise, then we may lose sales opportunities as those possible customers seek alternatives, even less capable ones, that may be delivered more quickly. Furthermore, the level of continuing demand and our ability to sell to customers to meet that demand is subject in part to changes in government policies and priorities.
Economic sanctions, export controls, and other trade restrictions, for instance those that the U.S. Government and other nations implemented against Russia in light of its invasion of Ukraine or those relating to the conflict in the Middle East, could directly and indirectly result in the disruption of our business and supply chain. Conflicts in Ukraine and elsewhere have increased the threat of malicious cyber activity from nation states and other actors. China has placed restrictions on and sanctioned our company and certain executives in connection with foreign military sales by the U.S. Government to Taiwan involving our products and services. We will continue to follow official U.S. Government guidance as it relates to sales to Taiwan and do not currently expect a material impact to our business from these actions. In 2023, China also implemented broad-based export restrictions on certain minerals used in the production of, among other things, semiconductors and missile systems; in 2024, China specifically banned export of certain minerals to the U.S. China may impose additional sanctions that could adversely affect Lockheed Martin, our suppliers, teammates and/or partners in the future.

Our international sales also could be adversely affected by actions taken by the U.S. Government, including the exercise of foreign policy, Congressional oversight or the financing of particular programs, that may prevent, restrict or otherwise impose conditions upon the sale and delivery of our products or the transfer of sensitive technology. For example, the U.S. Government has imposed certain sanctions on Türkish entities and persons, which has affected our ability to obtain certain U.S. export permits or authorizations necessary to perform under our existing contracts supporting the Türkish Utility Helicopter Program (TUHP), and could impact our work with Türkish industry and our opportunity for sales in Türkiye generally. See “Note 1 – Organization and Significant Accounting Policies” included in our Notes to Consolidated Financial Statements for more information on TUHP. Our inability to perform under, or compete for, contracts with international customers because of actions taken by the U.S. Government has resulted and may in the future result in our inability to recover our costs, incurrence of reach-forward losses, claims and contract terminations by these customers and suppliers, and limitations on our ability to pursue new business, which could have an adverse effect on our operating results.
Macroeconomic. Heightened levels of inflation and the potential worsening of macroeconomic conditions, including slower growth or recession, changes to fiscal and monetary policy, tighter credit, higher interest rates and currency fluctuations, present risks for us, our suppliers and the stability of the broader defense industrial base. If we are unable to successfully mitigate the impact, our future profits, margins and cash flows, particularly for existing fixed-price contracts, may be adversely affected. Although we believe defense spending is more resilient to adverse macroeconomic conditions than many other industrial sectors, our suppliers and other partners, many of which are more exposed to commercial markets or have fewer resources, may be adversely impacted to a more significant degree than we are by an economic downturn. Such an impact could affect their performance and adversely impact our operations. In addition, macroeconomic conditions could cause budgetary pressures for our government customers resulting in reductions or delays in spending, which could adversely impact our business. Higher interest rates increase the borrowing costs on new debt and could affect the fair value of our investments. Interest rates also impact our pension. For example, higher interest rates generally reduce the measure of our gross pension obligations while lower interest rates increase it.

Public health. We face a wide variety of risks related to public health crises, epidemics, pandemics or similar events. If a new health epidemic or outbreak were to occur, we could experience broad and varied effects similar to the impact of COVID-19, including adverse impacts to our workforce and supply chain, inflationary pressures and increased costs, schedule or production delays, market volatility and other financial ramifications. If any of these were to occur, our future results and performance could be adversely impacted.

International sales may pose different economic, regulatory, competition and other risks.
International sales present risks that are different and potentially greater than those encountered in our U.S. business. In 2024, 26% of our total net sales were associated with international customers. International sales are subject to numerous political and economic factors, including changes in foreign national priorities, foreign government budgets, global economic conditions, and fluctuations in foreign currency exchange rates, the possibility of trade sanctions and other government actions, regulatory requirements, significant competition, taxation, and other risks associated with doing business outside the U.S. Sales of military products and services and any associated industrial development (offset) agreements are subject to U.S. export regulations and foreign policy, and there could be significant delays or other issues in reaching definitive agreements for announced programs. See the Risk Factor “Geopolitical, macroeconomic and public health events and conditions could adversely affect our business, financial condition and operating results.” Competition for international sales is intense, including from international manufacturers whose governments sometimes provide research and development assistance, marketing subsidies and other assistance for their products and services.
Our international business is conducted through FMS contracted through the U.S. Government and by direct commercial sales (DCS) to international customers. FMS contracts with the U.S. Government are subject to the FAR and the DFARS. Because the U.S. Government functions as an intermediary in FMS sales, we are reliant on, and could be adversely impacted by, the capacity and speed of the DoD’s administration of requests from non-U.S. countries to convert requests to sales. In contrast, DCS transactions represent sales directly to international customers and are subject to U.S. and foreign laws and regulations, including product testing, import-export control, technology transfer restrictions, investments, taxation, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act and other anti-corruption laws and regulations, and the anti-boycott provisions of the U.S. Export Control Reform Act of 2018. While we have extensive policies in place to comply with such laws and regulations, failure by us, our employees or others working on our behalf to comply with these laws and regulations could result in administrative, civil, or criminal liabilities, including suspension, debarment from bidding for or performing government contracts, or suspension of our export privileges, which could have a material adverse effect on us. We frequently team with international subcontractors and suppliers who also are exposed to similar risks.
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
We own a substantial number of U.S. and foreign patents and trademarks related to the products and services we provide. In addition to owning a large portfolio of patents and trademarks, we develop and own other intellectual property, including copyrights, trade secrets and research, development and engineering know-how, which contribute significantly to our business. We also license intellectual property to and from third parties. The FAR and DFARS provide that the U.S. Government obtains certain rights in intellectual property, including patents, developed by us and our subcontractors and suppliers in performance of government contracts or with government funding. The U.S. Government may use, or may authorize others including competitors to use, such intellectual property. Non-U.S. governments also may have certain rights in patents and other intellectual property developed in performance of our contracts with these entities. The U.S. Government is pursuing aggressive positions on the acquisition of broad data and software packages as well as the scope and applicability of these rights once acquired. The DoD is also implementing an overarching intellectual property acquisition policy that will require a greater focus and planning as to intellectual property rights for its programs, with the potential impacts of this policy or any associated regulatory changes on future acquisitions yet to be determined. The DoD’s efforts could affect our ability to protect and exploit our intellectual property and to leverage supplier intellectual property, for example, if we are unable to obtain necessary licenses from our suppliers to meet government requirements. Additionally, third parties may assert that our products or services infringe their intellectual property rights, which could result in costly and time-consuming disputes, subject us to damages and injunctions and adversely affect our ability to compete and perform on certain contracts.
Our business and financial performance depends on us identifying, attracting and retaining a highly skilled workforce.
Our performance is dependent upon us identifying, attracting, developing, motivating and retaining a highly skilled workforce with the requisite skills in multiple areas including engineering, science, manufacturing, information technology, cybersecurity, business development and strategy and management. Due to the national security nature of our work, our performance is also dependent upon personnel who hold security clearances and receive substantial training to work on certain programs or tasks and can be difficult to replace on a timely basis if we experience unplanned attrition. The market for highly skilled workers and leaders in our industry as well as the market for individuals holding high-level security clearances is extremely competitive and not confined to our industry. For example, we compete with commercial technology companies outside of the aerospace and defense industry for qualified technical, cyber and scientific positions, which may not face the same type of cost pressures as a government contractor and which may be able to offer more flexible work arrangements given that certain of our employees must perform the majority of their work in a secure facility because of the need to access classified information. If we cannot adequately attract and retain personnel with the requisite skills or clearances in this competitive market, our performance and future prospects may be adversely affected.
Since the COVID-19 pandemic, we have implemented flexible work arrangements and a hybrid workforce model, where portions of our workforce work remotely while others are required to be on-site in our facilities depending on, among other things, the nature of the job performed, business needs, and evolving circumstances. In conjunction with this, it is critical that we develop and train employees, hire new qualified personnel, and successfully manage the short and long-term transfer of critical knowledge and skills, including leadership development and succession planning throughout our business. While we have processes in place for management transition and the transfer of knowledge and skills, the loss of key personnel, coupled with an inability to adequately train other personnel, hire new personnel or transfer knowledge and skills, could significantly impact our ability to perform under our contracts and execute on new or growing programs.
Additionally, approximately 19% of our workforce is comprised of employees that are covered by collective bargaining agreements with various unions. If we encounter difficulties with renegotiations or renewals of collective bargaining arrangements or are unsuccessful in those efforts, we could incur additional costs and experience work stoppages. Union actions at suppliers also can affect us. Any delays or work stoppages could adversely affect our ability to perform under our contracts, which could negatively impact our financial condition and results of operations.
Cyber-attacks and other security threats and disruptions could have a material adverse effect on our business.
As an aerospace and defense company, we face a multitude of security threats, including cybersecurity threats ranging from attacks common to most industries, such as ransomware and denial-of-service, to attacks from more advanced and persistent, highly organized adversaries, including nation state actors, some of which target the defense industrial base and other critical infrastructure sectors. The sophistication of the threats continues to evolve and grow, including the risk associated with the use of emerging technologies, such as artificial intelligence and quantum computing, for nefarious purposes. In addition to cybersecurity threats, we face threats to the security of our facilities and employees from terrorist acts, sabotage and other disruptions, any of which could adversely affect our business. The improper conduct of our employees or others working on our behalf who have access to export controlled, classified or other sensitive information could also adversely affect our business and reputation.
If we are unable to protect sensitive information, including by complying with evolving information security, data protection and privacy regulations and related disclosure requirements, our customers or governmental authorities could investigate the adequacy of our threat mitigation and detection processes and procedures; and could bring actions against us for noncompliance with applicable laws and regulations. Moreover, depending on the severity of an incident, our customers’ data, our employees’ data, our intellectual property (including trade secrets and research, development and engineering know-how) and other third-party data (such as that of subcontractors, suppliers and vendors) could be compromised, which could adversely affect our business. Products and services we provide to customers also carry cybersecurity risks, including risks that they could be breached or fail to detect, prevent or combat attacks, which could result in losses to our customers and claims against us, and could harm our relationships with our customers and financial results.
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
Our customers (including sites that we operate and manage for our customers), suppliers, subcontractors, joint venture partners and acquired entities face similar security threats and an incident at one of these entities could adversely impact our business. These entities are typically outside our control and may have access to our information with varying levels of security and cybersecurity resources, expertise, safeguards and capabilities. Their relationships with government contractors, including us, may increase the risk that they are targeted by the same threats we face, however, they may not be as prepared for such threats. Adversaries actively seek to exploit security and cybersecurity weaknesses in our supply chain. Breaches in our multi-tiered supply chain, which is comprised of thousands of direct and indirect suppliers, have and could in the future compromise our data and adversely affect customer deliverables. We also must rely on our supply chain for adequately detecting and reporting cyber incidents, which could affect our ability to report or respond to cybersecurity incidents effectively or in a timely manner.
For information on our cybersecurity risk management, strategy and governance, see Item 1C. – Cybersecurity.
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
Acquisitions, divestitures, joint ventures and investments often require substantial management resources and have the potential to divert our attention from our existing business. Unidentified or identified but uncertain liabilities that are not covered by indemnification or other coverage could adversely affect our future financial results. This is particularly the case in respect of successor liability under procurement laws and regulations such as the False Claims Act or the Truthful Cost or Pricing Data Act (formerly the Truth in Negotiations Act), anti-corruption, environmental, tax, import-export and technology transfer laws, which provide for civil and criminal penalties and the potential for debarment. We also may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, employee retention, transaction-related or other litigation, and other liabilities. Any of the foregoing could adversely affect our business and results of operations.
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
Many of our employees and retirees participate in defined benefit pension plans, retiree medical and life insurance plans, and other postemployment plans (collectively, postretirement benefit plans). The impact of these plans on our earnings may be volatile in that the amount of expense or income we record for our postretirement benefit plans may materially change from year to year because the calculations are sensitive to changes in several key economic assumptions, including interest rates and rates of return on plan assets, other actuarial assumptions, including participant longevity (also known as mortality), as well as the timing of cash funding. Changes in these factors, including actual returns on plan assets, may also affect our plan funding, cash flows and stockholders’ equity. We could be required to make pension contributions earlier than and/or in excess of what was planned if our return on pension assets is less than our assumptions, which would reduce our free cash flow.
We have made substantial cash contributions to our plans as required by the Employee Retirement Income Security Act of 1974 (ERISA), as amended, and in accordance with U.S. Government Cost Accounting Standards (CAS), and expect to make future contributions as required or when deemed prudent. We generally can recover a significant portion of these contributions related to our plans as allowable costs on our U.S. Government contracts, including FMS. However, there can be differences between the time when we contribute cash to our plans under pension funding rules and when we recover pension costs under CAS, which can affect the timing of our cash flows. Our business segments’ results of operations include pension expense as calculated under CAS while our consolidated financial statements must present pension income or expense in accordance with U.S. GAAP Financial Accounting Standards (FAS); differences in these accounting rules may result in significant period adjustments referred to as our FAS/CAS pension adjustments.

In recent years, we have taken actions intended to mitigate the risk related to our defined benefit pension plans including pension risk transfer transactions whereby we purchase group annuity contracts (GACs) from insurance companies using assets from the pension trust. We expect to continue to evaluate such transactions in the future. Although under the majority of the GACs we have purchased, we are relieved of all responsibility for the associated pension obligations, we have purchased and may in the future purchase GACs whereby the insurance company reimburses the pension plans but we remain responsible for paying benefits under the plans to covered retirees and beneficiaries and are subject to the risk that the insurance company will default on its obligations to reimburse the pension trust. While we believe pension risk transfer transactions are beneficial, future transactions, depending on their size, could result in us making additional contributions to the pension trust and/or require us to recognize noncash settlement charges in earnings in the applicable reporting period.
For more information on how these factors could impact financial condition and results of operations, see “Critical Accounting Policies – Postretirement Benefit Plans” in the MD&A and “Note 11 – Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements.

Our estimates and projections may prove to be inaccurate and certain of our assets may be at risk of future impairment.
The accounting for some of our most significant activities is based on judgments and estimates, which are complex and subject to many variables. For example, accounting for sales using the percentage-of-completion cost-to-cost method requires that we assess risks and make assumptions regarding future schedule, cost, technical and performance issues for thousands of contracts, many of which are long-term in nature. This process can be especially difficult when estimating costs for development programs because of the inherent uncertainty in developing a new product or technology. Because of the significance of the judgments and estimation processes involved in accounting for our contracts, materially different amounts of revenue and operating profit could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect our future financial condition and results of operations. Additionally, we initially allocate the purchase price of acquired businesses based on a preliminary assessment of the fair value of identifiable assets acquired and liabilities assumed. For acquisitions we may use a one-year measurement period to analyze and assess several factors used in establishing the asset and liability fair values as of the acquisition date which could result in adjustments to asset and liability balances.
We have $11.1 billion of goodwill assets recorded on our consolidated balance sheet as of December 31, 2024 from previous acquisitions, which represents approximately 20% of our total assets. These goodwill assets are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in circumstances that indicate goodwill may be impaired. If we experience changes or factors arise that negatively affect the expected cash flows of a reporting unit, we may be required to write off all or a portion of the reporting unit’s related goodwill assets.
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
The amount of net deferred tax assets will change periodically based on several factors, including the measurement of our postretirement benefit plan obligations, actual cash contributions to our postretirement benefit plans, change in the amount or reevaluation of uncertain tax positions, and future changes in tax laws. In addition, we are regularly under audit or examination by tax authorities, including foreign tax authorities. The final resolution of tax audits and any related administrative reviews or litigation could result in unanticipated increases in our tax expense and changes to the timing of required tax payments, which could affect profitability and cash flows for any particular reporting period. These increases or changes could have a material impact on financial condition and results of operations in such period.
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
We seek to obtain insurance coverage from established and reputable insurance carriers to the extent available in order to cover these risks and liabilities. However, the amount of insurance coverage that we maintain or that is available to purchase in the market may not be adequate to cover all claims or liabilities and we may self-insure certain types of risk. Insurance coverage is subject to the terms and conditions of the insurance contract and is further subject to any sublimits, exclusions, restrictions, or defenses, including standard exclusions for acts of war. Existing coverage is renewed annually and may be canceled pursuant to the terms of the policies while we remain exposed to the risk and it is not possible to obtain insurance to protect against all operational risks, natural hazards and liabilities. For example, we are limited in the amount of insurance we can obtain to cover unusually hazardous risks or certain natural hazards such as earthquakes, fires or extreme weather conditions, some of which may be exacerbated by climate change. We have significant operations in geographic areas prone to these risks, such as in California, Florida and Texas, and certain of our properties have suffered damage from natural disasters in the past and may again in the future. We could incur significant costs to improve the climate resiliency of our infrastructure and supply chain and otherwise prepare for, respond to, and mitigate the effects of climate change. In addition, under certain classified fixed-price development and production contracts, we are unable to insure risk of loss to government property because of the classified nature of the contracts and the inability to disclose classified information necessary for underwriting and claims to commercial insurers. Even if insurance coverage is available, we may not be able to obtain it in an amount, at a price or on terms acceptable to us. Some insurance providers may be unable or unwilling to provide us insurance given the nature of our business or products. Additionally, disputes with insurance carriers over coverage terms or the insolvency of one or more of our insurance carriers may significantly affect the amount or timing of our cash flows.
Substantial costs resulting from an accident, failure of or defect in our products or services, natural catastrophe or other incident, or liability arising from our products and services in excess of any legal protection, indemnity, and our insurance coverage (or for which indemnity or insurance is not available or not obtained) could adversely impact our financial condition and operating results. Any accident, failure of, or defect in our products or services, even if fully indemnified or insured, could negatively affect our reputation among our customers and the public and make it more difficult for us to compete effectively. It also could affect the cost and availability of adequate insurance in the future.
Environmental regulations, including in relation to climate change, could adversely affect our future earnings as well as the affordability of our products and services.
We are subject to federal, state, local and foreign requirements for the protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. Due in part to the complexity and pervasiveness of these requirements, we are a party to or have property subject to various lawsuits, proceedings, and remediation obligations. These types of matters could result in fines, penalties, cost reimbursements or contributions, compensatory or treble damages or non-monetary sanctions or relief. We have incurred and will continue to incur liabilities for environmental remediation at some of our current and former facilities and at third-party-owned sites where we have been designated a potentially responsible party as a result of our historical activities and those of our predecessor companies. Environmental remediation activities usually span many years, and the extent of financial exposure can be difficult to estimate. Among the variables management must assess in evaluating costs associated with these cases and remediation sites are the status of site assessment, extent of the contamination, impacts on natural resources, changing cost estimates, evolution of technologies used to remediate the site, continually evolving environmental standards, availability of insurance coverage and indemnification under existing agreements and cost allowability issues, including varying efforts by the U.S. Government to limit allowability of our costs in resolving liability at third-party-owned sites. Our environmental remediation related liabilities also could increase significantly because of acquisitions, stricter remediation standards for existing or newly regulated substances, changes in the interpretation or enforcement of existing laws and regulations, or the discovery of previously unknown or more extensive contamination. For information regarding these matters, including current estimates of the amounts that we believe are required for environmental remediation to the extent probable and estimable, see “Critical Accounting Policies – Environmental Matters” in the MD&A and “Note 14 – Legal Proceedings, Commitments and Contingencies” included in our Notes to Consolidated Financial Statements.
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
The increasing global regulatory focus on greenhouse gas (GHG) emissions and their potential impacts relating to climate change could result in laws, regulations or policies that significantly increase our direct and indirect operational and compliance burdens, which could adversely affect our financial condition and results of operations. These laws, regulations or policies could take many forms, including carbon taxes, cap and trade regimes, increased efficiency standards, GHG reduction commitments, incentives or mandates for particular types of energy, disclosure requirements or changes in procurement laws. Changes in government procurement laws that mandate or take into account climate change considerations, such as the contractor’s GHG emissions, GHG emission reduction targets, lower emission products or other climate risks, in evaluating bids could result in costly changes to our operations or affect our competitiveness on future bids, or our ability to bid at all. In addition to incurring direct costs to implement any climate-change related laws, regulations or policies, we may see indirect costs rise, such as increased energy or material costs, as a result of policies affecting other sectors of the economy. Although most of these increased costs likely would be recoverable through pricing, to the extent that the increase in our costs as a result of these policies are greater than our competitors, we may be less competitive on future bids or the total increased cost in our industry’s products and services could result in lower demand from our customers. We monitor developments in climate change-related laws, regulations and policies for their potential effect on us, however, we currently are not able to accurately predict the materiality of any potential costs associated with such developments. In addition, climate change-related litigation and investigations have increased in recent years and any claims or investigations against us could be costly to defend and our business could be adversely affected by the outcome.
We are involved in a number of legal proceedings. We cannot predict the outcome of litigation and other contingencies with certainty.
Our business may be adversely affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty. As required by U.S. GAAP, we estimate loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable considering the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements. For a description of our current legal proceedings, see Item 3 – Legal Proceedings, “Critical Accounting Policies - Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 14 – Legal Proceedings, Commitments and Contingencies” included in our Notes to Consolidated Financial Statements.
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
ITEM 1B.    Unresolved Staff Comments

None.
ITEM 1C.    Cybersecurity
Risk Management and Strategy

We believe cybersecurity is critical to advancing our 21st Century Security vision and enabling our digital transformation efforts. As an aerospace and defense company, we face a multitude of cybersecurity threats that range from attacks common to most industries, such as ransomware and denial-of-service, to attacks from more advanced and persistent, highly organized adversaries, including nation state actors, some of which target the defense industrial base and other critical infrastructure sectors. Our customers, suppliers, subcontractors and joint venture partners face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our operations, performance and results of operations. These cybersecurity threats and related risks make it imperative that we strive to be a leader in the information security field, and we expend considerable resources on cybersecurity.
Our corporate information security organization has implemented a governance structure and processes to assess, identify, manage and report cybersecurity risks. We also have a corporate-wide counterintelligence and insider threat detection program to proactively identify external and internal threats and mitigate those threats in a timely manner. As a defense contractor, we must comply with extensive regulations, including requirements imposed by the Defense Federal Acquisition Regulation Supplement (DFARS) related to adequately safeguarding controlled unclassified information (CUI) and reporting cybersecurity incidents to the DoD. We have implemented cybersecurity policies and frameworks based on industry and governmental standards to align closely with DoD requirements, instructions and guidance. Moreover, we continue to work with the DoD on assessing cybersecurity risk and on policies and practices aimed at mitigating these risks. For example, we have worked in collaboration with the other members of the defense industrial base to support DoD’s development of the Cybersecurity Maturity Model Certification (CMMC) program, DoD’s program to ensure members of the defense industrial base meet cybersecurity requirements for handling CUI and federal contract information. We believe we are well positioned to meet the requirements of the CMMC and are preparing for certification. In addition to following DoD guidance and implementing pre-existing third party frameworks, we have developed our own practices and frameworks, which we believe enhance our ability to identify and manage cybersecurity risks. For example, we use a proactive risk management strategy that we developed and implemented called the Intelligence Driven Defense® model that seeks to identify and prevent cybersecurity incidents by understanding the nature of adversaries and using this information to minimize the impact of an attack.
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
We rely heavily on our supply chain to deliver our products and services to our customers, and a cybersecurity incident at a supplier, subcontractor, joint venture partner, or service provider could materially adversely impact us. We assess third party cybersecurity controls through a cybersecurity questionnaire and include security and privacy addendums to our contracts where applicable. We also contractually flow cybersecurity regulatory requirements to our subcontractors as required by the DFARS and other government agency specific requirements. These contractual flow downs include the requirement that our subcontractors implement certain security controls, and that our subcontractors self-report the status of their implementation of these controls to the U.S. Government. These government contracting regulations may create challenges for our supply chain and increase costs. We also require that our subcontractors report cybersecurity incidents to us so that we can assess the impact of the incident on us. For select suppliers, we engage third-party cybersecurity monitoring and alerting services, and seek to work directly with those suppliers to address potential deficiencies identified. We also make available cybersecurity education and awareness materials and briefings to our suppliers.
Governance
The Board of Directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Senior leadership, including our Chief Information Security Officer (CISO), regularly briefs the Board of Directors on our cybersecurity and information security posture and the Board of Directors is apprised of cybersecurity incidents deemed to have a moderate or higher business impact, even if immaterial to us. The Classified Business and Security Committee of the Board of Directors is briefed by senior leadership, as appropriate, on the cybersecurity of classified programs and the security of our classified business supply chain. Other than oversight of classified business cybersecurity, the full Board retains oversight of cybersecurity because of its importance to Lockheed Martin and the heightened risk in the aerospace and defense industry. In the event of an incident, we intend to follow our detailed incident response playbook, which outlines the steps to be followed from incident detection to mitigation, recovery and notification, including notifying functional areas (e.g., legal), as well as senior leadership, the Board, and regulators, as appropriate.
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
Assessing, identifying and managing cybersecurity related risks are integrated into our overall enterprise risk management (ERM) process. Cybersecurity related risks are included in the risk universe that the ERM function evaluates to assess top risks to the enterprise on an annual basis. To the extent the ERM process identifies a heightened cybersecurity related risk, risk owners are assigned to develop risk mitigation plans, which are then tracked to completion. The ERM process’s annual risk assessment and relevant mitigations are presented to the Board of Directors.
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
ITEM 2.    Properties
At December 31, 2024, we owned or leased building space (including offices, manufacturing plants, warehouses, service centers, laboratories and other facilities) at 356 locations primarily in the U.S. Additionally, we manage or occupy 9 government-owned facilities under lease and other arrangements. At December 31, 2024, we had significant operations in the following locations:
•Aeronautics - Palmdale, California; Marietta, Georgia; Greenville, South Carolina; and Fort Worth, Texas.
•Missiles and Fire Control - Camden, Arkansas; Ocala and Orlando, Florida; Lexington, Kentucky; and Grand Prairie, Texas
•Rotary and Mission Systems - Stratford, Connecticut; Orlando, Florida; Moorestown/Mt. Laurel, New Jersey; Owego and Syracuse, New York; Manassas, Virginia; and Mielec, Poland.
•Space - Huntsville, Alabama; Sunnyvale, California; Denver, Colorado; Cape Canaveral, Florida; and Valley Forge, Pennsylvania.
•Corporate activities - Bethesda, Maryland.
The following is a summary of our square feet of floor space owned, leased, or utilized by business segment at December 31, 2024 (in millions):

	Owned	Leased	Government- Owned	Total
Aeronautics	5.1	3.2	14.7	23.0
Missiles and Fire Control	7.8	2.5	2.0	12.3
Rotary and Mission Systems	10.7	4.9	0.2	15.8
Space	9.5	3.2	0.1	12.8
Corporate activities	2.5	0.9	—	3.4
Total	35.6	14.7	17.0	67.3
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
For information regarding the matters discussed above, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Critical Accounting Policies - Environmental Matters” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 14 – Legal Proceedings, Commitments and Contingencies” included in our Notes to Consolidated Financial Statements, which are incorporated herein by reference.
ITEM 4.    Mine Safety Disclosures
Not applicable.

Information about our Executive Officers
Our executive officers as of January 28, 2025 are listed below, with their ages on that date, positions and offices currently held, and principal occupation and business experience during at least the last five years. Effective February 21, 2024, the titles of our business segment executive officers were changed from Executive Vice President to President, with no changes to their duties or responsibilities. There are no family relationships among any of our executive officers and directors. All executive officers serve at the discretion of the Board of Directors.
Timothy S. Cahill (age 59), President – Missiles and Fire Control
Mr. Cahill has served as President for the Missiles and Fire Control (MFC) business segment since November 2022. Mr. Cahill previously served as Senior Vice President Global Business Development & Strategy (GBD&S) from March 2021 to October 2022. Prior to that, Mr. Cahill served as Senior Vice President Lockheed Martin International from October 2019 to March 2021.

Stephanie C. Hill (age 60), President – Rotary and Mission Systems
Ms. Hill has served as President for the Rotary and Mission Systems (RMS) business segment since June 2020. She previously served as Senior Vice President, Enterprise Business Transformation from June 2019 to June 2020.
Robert M. Lightfoot, Jr. (age 61), President – Space
Mr. Lightfoot has served as President for the Space business segment since January 2022. He previously served as Vice President, Operations for the Space business segment from June 2021 to December 2021. Prior to that, he served as Vice President, Strategy and Business Development for Space from May 2019 to June 2021.

Jesus Malave (age 56), Chief Financial Officer
Mr. Malave has served as Chief Financial Officer since January 2022. Prior to joining Lockheed Martin Corporation in 2022, Mr. Malave served as Senior Vice President and Chief Financial Officer of L3Harris Technologies, Inc. (L3Harris) from June 2019 to January 2022.

Kevin J. O’Connor (age 57), Senior Vice President, General Counsel and Corporate Secretary

Mr. O’Connor has served as Senior Vice President, General Counsel and Corporate Secretary since January 2025. Prior to joining Lockheed Martin Corporation he served as the Senior Vice President and Chief Legal Officer of Carrier Corporation from January 2020 until January 2025, prior to which he served as Chief Legal Officer of Point72 Asset Management from June 2015 until January 2020.
H. Edward Paul, III (age 49), Vice President and Controller
Mr. Paul has served as Vice President and Controller since June 2022. Previously, he served as Vice President, Accounting from March 2015 to June 2022.
Maria A. Ricciardone (age 49), Vice President, Treasurer and Investor Relations
Ms. Ricciardone has served as Vice President, Treasurer and Investor Relations since January 2024. She previously served as Vice President, Investor Relations from October 2022 to December 2023. Prior to joining Lockheed Martin Corporation in October 2022, she served as Vice President, Finance – FP&A and Global Components of Arrow Electronics from June 2019 to October 2022. Prior to that, she served as Treasurer and Vice President, Strategy and Investor Relations for Hubbell Incorporated from January 2016 to June 2019.

Frank A. St. John (age 58), Chief Operating Officer
Mr. St. John has served as Chief Operating Officer since June 2020. He previously served as Executive Vice President for RMS from August 2019 to June 2020.
James D. Taiclet (age 64), Chairman, President and Chief Executive Officer
Mr. Taiclet has served as Chairman since March 2021 and as President and Chief Executive Officer (CEO) of Lockheed Martin Corporation since June 2020. He has served on the Lockheed Martin Corporation Board of Directors since January 2018. Previously, he was Chairman, President and CEO of American Tower Corporation from February 2004 to March 2020; and Executive Chairman from March 2020 to May 2020.

Gregory M. Ulmer (age 60), President – Aeronautics
Mr. Ulmer has served as President for the Aeronautics business segment since February 2021. He previously served as Vice President and General Manager, F-35 Lightning II Program from March 2018 to January 2021.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
At January 23, 2025, we had 21,751 holders of record of our common stock, par value $1 per share. Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol LMT.
Stockholder Return Performance Graph
The following graph compares the total return on a cumulative basis through December 31, 2024, assuming reinvestment of dividends, of $100 invested in Lockheed Martin common stock as of market close on December 31, 2019 to the Standard and Poor’s (S&P) 500 Index and the S&P Aerospace & Defense Index.

250
200
150
100
50
0
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24
Dec-24
Lockheed Martin Common Stock
S&P 500 Index
S&P Aerospace & Defense Index

The S&P Aerospace & Defense Index comprises Axon Enterprise, Inc., General Dynamics Corporation, General Electric Company, Howmet Aerospace Inc., Huntington Ingalls Industries, L3Harris Technologies, Inc., Lockheed Martin Corporation, Northrop Grumman Corporation, RTX Corporation, Textron Inc., The Boeing Company and Transdigm Group Inc. The stockholder return performance indicated on the graph is not a guarantee of future performance.
This graph is not deemed to be “filed” with the U.S. Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the Exchange Act), and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Exchange Act.

Purchases of Equity Securities
There were no sales of unregistered equity securities during the quarter ended December 31, 2024.
The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended December 31, 2024.

Period (a)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
				(in millions)
September 30, 2024 – October 27, 2024 (c)	93,965	$566.77	93,082	$10,271
October 28, 2024 – November 24, 2024 (c)	990,487	$546.85	989,937	$9,729
November 25, 2024 – December 31, 2024 (c)	795,125	$515.71	786,949	$9,323
Total (c)	1,879,577	$534.67	1,869,968
(a)We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, November 25, 2024 was the first day of our December 2024 fiscal month.
(b)In 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. From time to time, our Board of Directors authorizes increases to our share repurchase program. In October 2024, the Board of Directors authorized an increase to the program by $3.0 billion. The total remaining authorization for future common share repurchases under our share repurchase program was $9.3 billion as of December 31, 2024. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans, including accelerated share repurchases. The program does not have an expiration date.
(c)During the fourth quarter of 2024, the total number of shares purchased included 9,609 shares that were transferred to us by employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the share repurchase program described above.

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
The MD&A generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results or Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on January 23, 2024.
Business Overview
We are a global aerospace and defense company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics, system integration and cybersecurity services. Our main areas of focus are in defense, space, intelligence, homeland security and information technology, including cybersecurity. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. In 2024, 73% of our $71.0 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 65% from the Department of Defense (DoD)), 26% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government) and 1% were from U.S. commercial and other customers.
We operate in four business segments: Aeronautics, Missiles and Fire Control (MFC), Rotary and Mission Systems (RMS) and Space. We organize our business segments based on the nature of the products and services offered.
Our 21st Century Security® vision is to accelerate the adoption of advanced networking and other leading-edge technologies into the American defense enterprise, while enhancing the performance and value of our platforms and products for our customers. The aim of 21st Century Security is to integrate and continuously upgrade new and existing systems across all domains with advanced, open-architecture networking and operational technologies that make defense forces more agile, adaptive and unpredictable, enabling overmatch and strengthening deterrence today and into the future.
21st Century Security guides our strategy and investments. As our growth pillars continue to evolve, we are focusing on advancing all-domain mission solutions through investments in digital technologies such as Artificial Intelligence (AI)/Machine Learning (ML), Autonomy and Crewed/Uncrewed Teaming, Generative Design and other technologies and capabilities enabling Combined Joint All-Domain Command and Control (CJADC2). Innovations in these areas will expand capability, improve interoperability, increase demand for our multi-domain solutions and drive efficient conversion of backlog into growth across our portfolio. We have well established programs across our business segments that continue to experience growth, including F-35 sustainment activity (Aeronautics); increased Patriot Advanced Capability-3 (PAC-3) production rates and increased demand for High Mobility Artillery Rocket System (HIMARS®) and Guided Multiple Launch Rocket Systems (GMLRS) (Missiles and Fire Control); radar surveillance systems and CH-53K King Stallion heavy lift helicopter (Rotary and Mission Systems); and the modernization of and enhancements to the Trident II D5 Fleet Ballistic Missile (FBM) (Space). Additionally, our teams continue to transform our products and rapidly innovate for the future, developing 6th generation air dominance technologies within Skunk Works®, demonstrating autonomous capabilities with the X-62A (F-16) and optionally piloted BLACK HAWK®, creating new Joint All-Domain Operating systems with Defense of Guam and AIR 6500 in Australia, establishing small-to-medium satellite capabilities to support proliferated space constellations and advancing hypersonic capabilities. Finally, we are always in pursuit of new program awards to develop future platforms that enable us to continue to strengthen our national defense and advance deterrence and global security.
Keys to enabling success of our strategy include developing and investing in differentiating technologies, forging strategic partnerships, including with commercial companies, executing on our multi-year business transformation initiative to enhance our digital infrastructure and increase efficiencies and collaboration throughout our business and maintaining fiscal discipline. Underpinning our ability to execute our strategy is our talent and culture. We invest substantially in our people to ensure that our workforce has the technical skills necessary to succeed, and we expect to continue to invest internally in innovative technologies that address rapidly evolving mission requirements for our customers. We also will continue to evaluate our portfolio and will make strategic acquisitions or divestitures, as appropriate, while deepening our connection to commercial industry through cooperative partnerships, joint ventures and equity investments.

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
On September 9, 2024, we completed the sale of our Commercial Engine Solutions (CES) business, which was part of our Aeronautics business segment. We received $170 million in cash from the sale. Gains recognized from the sale in 2024 were not significant. The final gain is subject to certain post-closing adjustments, including final working capital, indemnification, and tax adjustments, which we expect to complete in 2025. This sale did not represent a strategic shift and the impacts to our consolidated results of operation, financial position, and cash were not significant. Accordingly, the operating results and cash flows for the CES business up to the divestiture date have not been reclassified to discontinued operations.
On October 30, 2024, we closed our acquisition of Terran Orbital Corporation (Terran Orbital) for a purchase consideration of $314 million, which will be included in our Space business segment. Terran Orbital’s product and service offerings include satellite design, production, launch planning, mission operations, and on-orbit support for the aerospace and defense industries. We believe this acquisition will enable us to broaden our capabilities and offerings, provide additional innovative solutions to meet our customers’ emerging requirements, and provide expanded opportunities for our combined employees. The financial results of Terran Orbital have been included within our operating results in the period post-acquisition. See Note 1 to the consolidated financial statements for further information regarding the acquisition of Terran Orbital.
U.S. Budget Environment
With approximately three quarters of our sales from the U.S. Government, U.S. Government spending levels, particularly defense spending, and timely funding thereof can affect our financial performance over the short and long term.
On March 22, 2024, the President signed into law the second Fiscal Year (FY) 2024 Consolidated Appropriations package, which includes the DoD funding. This legislation reflects the Fiscal Responsibility Act of 2023 (FRA) spending limit of $886 billion for National Defense, of which $842 billion was for the DoD base budget.
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
The House and Senate continue the legislative process on the FY 2025 budget. The National Defense Authorization Act for Fiscal Year 2025, signed by the President on December 24, 2024, is consistent with the FY 2025 President’s Budget Request (PBR) and Congressionally mandated budget caps established by the FRA with a topline of $849.8 billion. The House Appropriations Committee also marked its bill at this same level. The Senate Appropriations Committee, however, did not adhere to the FRA spending caps and marked budgets above the PBR, providing between a $21 billion and $25 billion increase over the PBR level. Regardless of toplines, all four Committees support additional funding for several of our programs, spread across our four business areas.
Congress still needs to approve or revise the President’s FY 2025 budget proposal through enactment of appropriations bills and other policy legislation, which would then require final approval from the President in order for the FY 2025 budget process to conclude. A second Continuing Resolution (CR) for FY 2025 passed the House and Senate on December 20, 2024, and was signed by the President on December 21, 2024. The bill funds U.S. Government operations through March 14, 2025. In addition to the Continuing Resolution, the President also signed the Disaster Relief Supplemental Appropriations Act on December 21, 2024, which includes more than $100 billion in supplemental funding. Of note, the final version of the bill did not address the debt ceiling, which is set to expire mid-January 2025 and is expected to cause challenges at the start of the 119th Congressional negotiations. Once the debt ceiling is reached, Treasury may have to use extraordinary measures to prevent default. Treasury’s available cash and any extraordinary measures taken should delay the risk of default for at least several months after the end of the first quarter of 2025. In the upcoming months, the new Congress will return to the task of funding the U.S. Government for the balance of FY 2025. Significant differences that must be resolved include the different allocations as noted above and policy matters that arose during consideration of the CR and the underlying bills.
We anticipate the federal budget will continue to be subject to debate and compromise shaped by, among other things, the new Administration and Congress, the global security environment, inflationary pressures, and macroeconomic conditions. The result may be shifting funding priorities, which could have material impacts on defense spending broadly and our programs.
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
International Business
A key component of our strategic plan is to grow our international sales. To accomplish this growth, we continue to focus on strengthening our relationships internationally through partnerships and joint technology efforts. Our international business is conducted either by FMS contracted through the U.S. Government or by direct commercial sales (DCS) to international customers. In 2024, approximately 73% of our sales to international customers were FMS and about 27% were DCS. Additionally, in 2024, substantially all of our sales from international customers were in our Aeronautics, MFC and RMS business segments. Space’s sales from international customers were not material in 2024. See Item 1A - Risk Factors for a discussion of risks related to international sales.
In 2024, international customers accounted for 32% of Aeronautics’ net sales. There continues to be strong international interest in the F-35 program, which includes commitments from the U.S. Government and seven international partner countries and twelve FMS customers, as well as expressions of interest from other countries. The U.S. Government and the partner countries continue to work together on the design, testing, production and sustainment of the F-35 program. Other areas of international expansion at our Aeronautics business segment include the F-16 and C-130J programs, which continue to draw interest from international customers for new aircraft.
In 2024, international customers accounted for 29% of MFC’s net sales. Our MFC business segment continues to generate significant international interest, most notably in the air and missile defense product line, which produces the PAC-3 and Terminal High Altitude Area Defense (THAAD) systems. Seventeen nations have chosen PAC-3 Cost Reduction Initiative (CRI) and PAC-3 Missile Segment Enhancement (MSE) to provide missile defense capabilities. Additionally, we continue to see international demand for our tactical and strike missile products, where we received orders from Poland for precision fire systems and for Joint Air-to-Surface Standoff Missile (JASSM).
In 2024, international customers accounted for 32% of RMS’ net sales. Our RMS business segment continues to experience international interest in the Aegis Ballistic Missile Defense System (Aegis) for which we perform activities in the development, production, modernization, ship integration, test and lifetime support for ships of international customers such as Japan, Spain, the Republic of Korea and Australia. We have ongoing combat systems programs associated with different classes of surface combatant ships for customers in Canada, Chile and New Zealand. Our Multi-Mission Surface Combatant (MMSC) program will provide surface combatant ships for international customers, such as the Kingdom of Saudi Arabia, designed to operate in shallow waters and the open ocean. In our training and logistics solutions portfolio, we have active programs and pursuits in the United Kingdom, the Kingdom of Saudi Arabia, Canada, Singapore, Australia, Germany and France. We have active development, production and sustainment support of the S-70 Black Hawk and MH-60 Seahawk helicopters to international customers, including India, Philippines, Australia, the Republic of Korea, Thailand, the Kingdom of Saudi Arabia and Greece. Commercial aircraft are sold to international customers to support search and rescue missions as well as VIP and offshore oil and gas transportation.
Status of the F-35 Program
The F-35 program primarily consists of production contracts, sustainment activities, and new development efforts. Production of the aircraft is expected to continue for many years given the U.S. Government’s objective of procuring 2,456 aircraft for the U.S. Air Force, U.S. Marine Corps, and U.S. Navy. We also have commitments from seven international partner countries and twelve FMS customers. We continue to see strong international demand for the F-35, with the Czech Republic signing an LOA in January 2024 to procure 24 F-35s, Singapore announcing in February 2024 its intent to purchase eight additional F-35s, and Greece signing an LOA in July 2024 to procure 20 F-35s. In November 2024, Romania signed an LOA to procure 32 aircraft, becoming the 20th nation to join the F-35 program. We expect international interest to continue to expand in the coming years.
From program inception through December 31, 2024, we have delivered 1,102 production F-35 aircraft, including 797 F-35A variants, 203 F-35B variants and 102 F-35C variants, and our backlog as of that date was 408 aircraft, demonstrating the F-35 program’s continued progress and longevity. We resumed F-35 deliveries in the third quarter of 2024, after delivering none in the first half of the year, and delivered 106 Technology Refresh 3 (TR-3) configured aircraft and four TR-2 configured aircraft in 2024. We continue to advance TR-3 and Block 4 capabilities to support our customers’ mission requirements.
In December 2024, Lockheed Martin and the Joint Program Office (JPO) reached an agreement for an undefinitized contract action for Lot 18 F-35 Air Vehicle Production Contract for 145 aircraft. The scope includes aircraft for the U.S. Air Force, Navy, and Marines and the International Partners and Foreign Military Sales (FMS) customers, in addition to the required infrastructure for the international Final Assembly and Checkout Facilities (FACOs) and other equipment. While we continue to engage with the U.S. Government to definitize the contract, this agreement allowed us to recognize approximately $700 million of sales and associated operating profit deferred from the third quarter of 2024 into the fourth quarter of 2024. We were also able to invoice and collect cash of approximately $1.3 billion in the fourth quarter for costs incurred. Lot 19 was negotiated concurrently with Lot 18, and both Lots are expected to be fully awarded in 2025.
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
Backlog
At December 31, 2024, our backlog was $176.0 billion compared with $160.6 billion at December 31, 2023. Backlog is converted into sales in future periods as work is performed or deliveries are made. We expect to recognize approximately 35%

of our backlog over the next 12 months and approximately 60% over the next 24 months as revenue, with the remainder recognized thereafter.
Our backlog includes both funded (firm orders for our products and services for which funding has been both authorized and appropriated by the customer) and unfunded (firm orders for which funding has not been appropriated) amounts. We do not include unexercised options or potential orders under indefinite-delivery, indefinite-quantity (IDIQ) agreements in our backlog. If any of our contracts with firm orders were to be terminated, our backlog would be reduced by the expected value of the unfilled orders of such contracts. Funded backlog was $107.8 billion at December 31, 2024, as compared to $107.4 billion at December 31, 2023. For backlog related to each of our business segments, see below.
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

	2024	2023	2022
Net sales	$71,043	$67,571	$65,984
Cost of sales	(64,113)	(59,092)	(57,697)
Gross profit	6,930	8,479	8,287
Other income, net	83	28	61
Operating profit	7,013	8,507	8,348
Interest expense	(1,036)	(916)	(623)
Non-service FAS pension income (expense)	62	443	(971)
Other non-operating income (expense), net	181	64	(74)
Earnings before income taxes	6,220	8,098	6,680
Income tax expense	(884)	(1,178)	(948)
Net earnings	$5,336	$6,920	$5,732
Diluted earnings per common share	$22.31	$27.55	$21.66

Certain amounts reported in other income, net, including our share of earnings or losses from equity method investees, are included in the operating profit of our business segments. Accordingly, such amounts are included in the discussion of our business segment results of operations.
Net Sales
We generate sales from the delivery of products and services to our customers. Our consolidated net sales were as follows (in millions):

	2024	2023	2022
Products	$59,277	$56,265	$55,466
% of total net sales	83.4%	83.3%	84.1%
Services	11,766	11,306	10,518
% of total net sales	16.6%	16.7%	15.9%
Total net sales	$71,043	$67,571	$65,984
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

Product Sales
Product sales increased $3.0 billion, or 5%, in 2024 as compared to 2023. The increase was primarily attributable to higher product sales of approximately $1.4 billion at MFC, $1.1 billion at RMS and $840 million at Aeronautics. Higher product sales at MFC were due to production ramp up on GMLRS, HIMARS, JASSM and LRASM programs. Higher product sales at RMS were primarily due to higher volume on radar programs, new program ramp up within the laser systems portfolio and higher production volume on CH-53K program, partially offset by lower volume on the VH-92A program. Higher product sales at Aeronautics were due to higher volume on F-35 production contracts.
Service Sales
Service sales increased $460 million, or 4%, in 2024 as compared to 2023. The increase in service sales was primarily due to higher sales of approximately $305 million at Aeronautics and $150 million at Space. Higher service sales at Aeronautics were due to higher volume on F-35 sustainment contracts. Higher service sales at Space were due to higher volume on national security space services.
Cost of Sales
Cost of sales, for both products and services, consist of materials, labor, subcontracting costs and an allocation of indirect costs (overhead and general and administrative), as well as the costs to fulfill our industrial cooperation agreements, sometimes referred to as offset agreements, required under certain contracts with international customers. For each of our contracts, we monitor the nature and amount of costs at the contract level, which form the basis for estimating our total costs to complete the contract. Our consolidated cost of sales was as follows (in millions):

	2024	2023	2022
Cost of sales – products	$(54,852)	$(50,206)	$(49,357)
% of product sales	92.5%	89.2%	89.0%
Cost of sales – services	(10,217)	(10,027)	(9,252)
% of service sales	86.8%	88.7%	88.0%
Severance and other charges	(87)	(92)	(100)
Other unallocated, net	1,043	1,233	1,012
Total cost of sales	$(64,113)	$(59,092)	$(57,697)
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
Product Costs
Product costs increased approximately $4.6 billion, or 9%, in 2024 as compared to 2023. The increase was primarily attributable to higher product costs of $2.5 billion at MFC, $1.2 billion at Aeronautics and $1.1 billion at RMS. Higher product costs at MFC were due to $1.4 billion in reach-forward losses on a classified program and production ramp up as described above in “Product Sales”. Higher product costs at Aeronautics were due to higher volume and production ramp up as described above in “Product Sales” and $555 million of losses recognized on a classified contract. See “Note 1 – Organization and Significant Accounting Policies” included in our Notes to Consolidated Financial Statements for further details about classified program losses incurred at MFC and Aeronautics. Higher product costs at RMS were due to higher volume and production ramp up as described above in “Product Sales”.
Service Costs
Service costs increased approximately $190 million, or 2%, in 2024 as compared to 2023. The increase was primarily attributable to higher service costs of approximately $235 million at Aeronautics due to higher volume as described above in “Service Sales”.

Impairment and Severance Charges
We recorded charges totaling $87 million ($69 million, or $0.29 per share, after-tax) in 2024 and $92 million ($73 million, or $0.30 per share, after-tax) in 2023. See “Note 16 – Impairment and Severance Charges” included in our Notes to Consolidated Financial Statements for additional information.
Other Unallocated, Net
Other unallocated, net primarily includes the FAS/CAS pension operating adjustment (which represents the difference between total CAS pension cost recorded in our business segments’ results of operations and the service cost component of Financial Accounting Standards (FAS) pension income (expense)), stock-based compensation expense, changes in the fair value of assets and liabilities for deferred compensation plans, intangible asset amortization expense and other corporate costs. These items are not allocated to the business segments and, therefore, are not allocated to cost of sales for products or services. Other unallocated, net reduced cost of sales by $1.0 billion in 2024, compared to $1.2 billion in 2023. The decrease in other unallocated, net was primarily due to lower gains from the changes in the fair value of assets and liabilities related to deferred compensation plans in 2024 compared to in 2023 and fluctuations in costs associated with various corporate items, none of which were individually significant.
Other Income, Net
Other income, net in 2024 was $83 million, compared to $28 million in 2023. Other income, net primarily includes earnings generated by equity method investees, as well as gains or losses for acquisitions, divestitures, and other items, none of which are individually significant. The increase in other income, net in 2024 resulted primarily from the favorable settlement of an intellectual property related matter and higher earnings generated by equity method investees.
Interest Expense
Interest expense in 2024 was $1.0 billion, compared to $916 million in 2023. The increase in interest expense in 2024 resulted primarily from the issuance of senior unsecured notes in December 2024, January 2024 and May 2023. See “Capital Structure, Resources and Other” included within the “Liquidity and Cash Flows” discussion below and “Note 10 – Debt” included in our Notes to Consolidated Financial Statements for a discussion of our debt.
Non-Service FAS Pension Income
Non-service FAS pension income in 2024 was $62 million, compared to $443 million in 2023. The decrease was primarily due to a lower prior service credit amortization and a reduced asset base as detailed in “Note 11 – Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements.
Other Non-operating Income (Expense), Net
Other non-operating income (expense), net primarily includes gains or losses related to changes in the fair value of early-stage company investments or gains or losses upon the sale of these investments. Other non-operating income, net in 2024 was $181 million, compared to $64 million in 2023. See “Note 1 – Organization and Significant Accounting Policies” included in our Notes to Consolidated Financial Statements for additional information.
Income Tax Expense
Our effective income tax rate was 14.2% for 2024 and 14.5% for 2023. The rates for all periods benefited from tax deductions for foreign derived intangible income, research and development tax credits, dividends paid to our defined contribution plans with an employee stock ownership plan feature and employee equity awards.

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
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years for tax purposes. In 2024, research and development capitalization resulted in a cash tax liability of approximately $370 million and our net deferred tax assets increased by a similar amount. While the largest impact of this provision was to the 2022 cash tax liability, the impact will continue over the five-year amortization period, but will decrease over the period and be immaterial by 2027.
We are regularly under audit or examination by tax authorities, including foreign tax authorities (Australia, Canada, India, Italy, Japan, Poland, the United Kingdom, and other countries). The final resolution of tax audits and any related administrative reviews or litigation could result in unanticipated increases in our tax expense and changes to the timing of required tax payments, which could affect profitability and cash flows for any particular reporting period. These increases or changes could have a material impact on financial condition and results of operations in such period.
The Organisation for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% applied on a country-by-country basis for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While the United States has not enacted legislation to adopt Pillar 2 and it is uncertain if it will do so in the future, certain countries in which we operate have enacted such legislation, and other countries are in the process of doing so. We do not expect Pillar 2 to have a material impact on our effective tax rate or our financial condition and results of operation.
Net Earnings
We reported net earnings of $5.3 billion ($22.31 per share) in 2024 and $6.9 billion ($27.55 per share) in 2023. Net earnings and earnings per share in 2024 were affected by the factors mentioned above. Earnings per share also benefited from a net decrease of approximately 12.0 million weighted average common shares outstanding in 2024 compared to 2023. The reduction in weighted average common shares outstanding was a result of share repurchases, partially offset by share issuance under our stock-based awards and certain defined contribution plans.
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
Business segment operating profit excludes the FAS/CAS pension operating adjustment described below, a portion of corporate costs not considered allowable or allocable to contracts with the U.S. Government under the applicable U.S. Government Cost Accounting Standards (CAS) or portions of the Federal Acquisition Regulation (FAR), and other items not considered part of management’s evaluation of segment operating performance. See “Note 1 – Organization and Significant Accounting Policies” for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.

Sales, cost of sales and operating profit for each of our business segments were as follows (in millions):

	2024	2023	2022
Net sales
Aeronautics	$28,618	$27,474	$26,987
Missiles and Fire Control	12,682	11,253	11,317
Rotary and Mission Systems	17,264	16,239	16,148
Space	12,479	12,605	11,532
Total net sales	$71,043	$67,571	$65,984
Cost of sales
Aeronautics	$26,093	$24,649	$24,110
Missiles and Fire Control	12,277	9,712	9,676
Rotary and Mission Systems	15,391	14,399	14,258
Space	11,308	11,473	10,565
Total cost of sales	$65,069	$60,233	$58,609
Operating profit
Aeronautics	$2,523	$2,825	$2,867
Missiles and Fire Control	413	1,541	1,637
Rotary and Mission Systems	1,921	1,865	1,906
Space	1,226	1,158	1,057
Total business segment operating profit	6,083	7,389	7,467
Unallocated items
FAS/CAS pension operating adjustment	1,624	1,660	1,709
Intangible asset amortization expense	(247)	(247)	(248)
Impairment and severance charges (a)	(87)	(92)	(100)
Other, net	(360)	(203)	(480)
Total unallocated, net	930	1,118	881
Total consolidated operating profit	$7,013	$8,507	$8,348
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

The total FAS/CAS pension adjustments, including the service and non-service cost components of FAS pension income (expense) for our qualified defined benefit pension plans, were as follows (in millions):

	2024	2023	2022
Total FAS income (expense) and CAS cost
FAS pension income (expense)	$2	$378	$(1,058)
Less: CAS pension cost	1,684	1,725	1,796
Total FAS/CAS pension adjustment	$1,686	$2,103	$738

Service and non-service cost reconciliation
FAS pension service cost	$(60)	$(65)	$(87)
Less: CAS pension cost	1,684	1,725	1,796
Total FAS/CAS pension operating adjustment	1,624	1,660	1,709
Non-service FAS pension income (expense)	62	443	(971)
Total FAS/CAS pension adjustment	$1,686	$2,103	$738
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
The following segment discussions include information relating to backlog for each segment. Also see “Backlog” discussion above.
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

We have a number of programs that are designated as classified by the U.S. Government, and that cannot be specifically described. The operating results of these classified programs are included in our consolidated and business segment results and are subject to the same oversight and internal controls as our other programs.

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
Changes in net sales and operating profit generally are expressed in terms of volume, contract mix, and/or performance (referred to as profit booking rate adjustments). Changes in volume refer to increases or decreases in sales or operating profit resulting from varying production activity levels, deliveries or service levels on individual contracts. Volume changes in segment operating profit are typically based on the current profit booking rate for a particular contract. Contract mix primarily refers to changes in the ratio of contract type or life cycle (e.g., cost-type, fixed-price, development, production and/or sustainment) and other cost recoveries.
Comparability of our segment sales, operating profit and operating margin may be impacted favorably or unfavorably by changes in profit booking rates on our contracts. Increases in the profit booking rates, typically referred to as favorable profit booking rate adjustments, usually relate to revisions in the estimated total costs to fulfill the performance obligations that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate, resulting in an increase in the estimated total costs to fulfill the performance obligations and a reduction in the profit booking rate and are typically referred to as unfavorable profit booking rate adjustments. Increases or decreases in profit booking rates are recognized in the period they are determined and reflect the inception-to-date effect of such changes. Segment operating profit and margin can be impacted favorably or unfavorably by, for example, certain items listed below, which may or may not impact sales. Favorable items include the positive resolution of contractual matters, cost recoveries on severance and restructuring, insurance recoveries and gains on sales of assets. Unfavorable items include the adverse resolution of contractual matters, supply chain disruptions, restructuring charges (except for significant severance actions, which are excluded from segment operating results), reserves for disputes, certain asset impairments, and losses on sales of certain assets.
Our consolidated net profit booking rate adjustments decreased segment operating profit by approximately $180 million in 2024 and increased segment operating profit by $1.6 billion in 2023. The impact in 2024 includes losses of $555 million recognized on a classified program at our Aeronautics business segment, reach-forward losses of $1.4 billion recognized on a classified program at our MFC business segment and $155 million of favorable profit rate adjustments following the resolution of a long-standing claim associated with a completed C-5 Galaxy aircraft contract. The impact in 2023 included an unfavorable profit adjustment of $100 million on the Canadian Maritime Helicopter Program (CMHP) and a $65 million favorable profit adjustment as a result of a positive resolution of a contractual matter on an international surveillance and control program at our RMS business segment. See the discussions under “Revenue Recognition” in “Note 1 – Organization and Significant Accounting Policies” included in our Notes to Consolidated Financial Statements for more information.
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

	2024	2023	2022
Net sales	$28,618	$27,474	$26,987
Operating profit	2,523	2,825	2,867
Operating margin	8.8%	10.3%	10.6%
Backlog at year-end	$62,763	$60,156	$56,630
Aeronautics’ net sales in 2024 increased $1.1 billion, or 4%, compared to 2023. The increase was primarily attributable to higher net sales of $1.0 billion on the F-35 program due to higher volume on sustainment, production and development contracts; and $210 million on the F-16 program due to the ramp up on production; partially offset by $200 million on classified programs primarily driven by the sales impact of recognizing losses on one contract (see “Note 1 – Organization and Significant Accounting Policies”), partially offset by higher volume across the classified programs portfolio.
Aeronautics’ operating profit in 2024 decreased $302 million, or 11%, compared to 2023. The decrease in operating profit was attributable to $375 million of lower profit booking rate adjustments, partially offset by $120 million from higher volume and program ramp up described above. The decrease in profit booking rate adjustments was primarily due to $555 million of losses recognized on a classified contract (see “Note 1 – Organization and Significant Accounting Policies”); partially offset by $155 million of favorable profit rate adjustments following the resolution of a long-standing claim associated with a completed C-5 Galaxy aircraft contract.
Backlog
Backlog increased in 2024 compared to 2023 primarily due to higher orders on the F-35 program.
Missiles and Fire Control
Our MFC business segment provides air and missile defense systems; tactical missiles and precision strike weapon systems; logistics; fire control systems; mission operations support, readiness, engineering support and integration services; manned and unmanned ground vehicles; and energy management solutions. MFC’s major programs include PAC‑3, Terminal High Altitude Area Defense (THAAD), Multiple Launch Rocket System (MLRS), Precision Strike Missile (PrSM), Joint Air-to-Surface Standoff Missile (JASSM), Long-Range Anti-Ship Missile (LRASM), Hellfire, Apache fire control system, Sniper Advanced Targeting Pod (SNIPER®), Infrared Search and Track (IRST21®), Special Operations Forces Global Logistics Support Services (SOF GLSS), hypersonics programs and Javelin. MFC’s operating results included the following (in millions):

	2024	2023	2022
Net sales	$12,682	$11,253	$11,317
Operating profit	413	1,541	1,637
Operating margin	3.3%	13.7%	14.5%
Backlog at year-end	$38,783	$32,229	$28,735
MFC’s net sales in 2024 increased $1.4 billion, or 13%, compared to 2023. The increase was primarily attributable to higher net sales of $1.2 billion for tactical and strike missile programs due to production ramp up on GMLRS, LRASM and JASSM; and $145 million for integrated air and missile defense programs due to production ramp up on PAC-3.
MFC’s operating profit in 2024 decreased $1.1 billion, or 73%, compared to 2023. The decrease in operating profit was attributable to $1.2 billion of lower profit booking rate adjustments, which includes $1.4 billion in losses on a classified program (see “Note 1 – Organization and Significant Accounting Policies”), partially offset by the production ramp up described above.
Backlog
Backlog increased in 2024 compared to 2023 primarily due to higher orders on PAC-3, JASSM and GMLRS programs.
Rotary and Mission Systems
RMS designs, manufactures, services and supports various military and commercial helicopters, surface ships, sea and land-based missile defense systems, radar systems, laser systems, sea and air-based mission and combat systems, command and control mission solutions, cyber solutions, and simulation and training solutions. RMS’ major programs include Aegis Combat System, Littoral Combat Ship (LCS), Multi-Mission Surface Combatant (MMSC), Canadian Surface Combatant (CSC), Black Hawk and Seahawk helicopters, CH-53K King Stallion heavy lift helicopter, Combat Rescue Helicopter (CRH), VH-92A helicopter, and the C2BMC program. RMS’ operating results included the following (in millions):

	2024	2023	2022
Net sales	$17,264	$16,239	$16,148
Operating profit	1,921	1,865	1,906
Operating margin	11.1%	11.5%	11.8%
Backlog at year-end	$38,117	$37,726	$34,949

RMS’ net sales in 2024 increased $1.0 billion, or 6%, compared to the same period in 2023. The increase was primarily attributable to higher net sales of $750 million on IWSS programs due to higher volume on radar programs, the CSC program and new program ramp up within the laser systems portfolio; $175 million for various C6ISR programs due to higher volume; and $140 million for Sikorsky helicopter programs due to higher production volume on the CH-53K program, partially offset by lower volume on the VH-92A program.
RMS’ operating profit in 2024 increased $56 million, or 3%, compared to the same period in 2023. The increase in operating profit was attributable to $115 million from higher volume described above and $85 million from favorable contract mix and cost recoveries, partially offset by $155 million of lower profit booking rate adjustments. The decrease in profit booking rate adjustments was due to unfavorable profit rate adjustments on the Seahawk production program, partially offset by the net impact in 2023 of both a $100 million unfavorable profit rate adjustment on CMHP and a $65 million favorable profit rate adjustment on an international surveillance and control program that did not recur in 2024.
Backlog
Backlog increased in 2024 compared to 2023 primarily due to higher orders on IWSS and C6ISR programs.
Space
Our Space business segment is engaged in the research and design, development, engineering and production of satellites, space transportation systems, and strategic, advanced strike and defensive systems. Space provides network-enabled situational awareness and integrates complex space and ground global systems to help our customers gather, analyze, and securely distribute critical intelligence data. Space is also responsible for various classified systems and services in support of vital national security systems. Space’s major programs include the Trident II D5 Fleet Ballistic Missile (FBM), Orion Multi-Purpose Crew Vehicle (Orion), Next Generation Overhead Persistent Infrared (Next Gen OPIR) system, Global Positioning System (GPS) III, hypersonics and transport layer programs and Next Generation Interceptor (NGI). Operating profit for our Space business segment includes our share of earnings for our investment in United Launch Alliance (ULA), which provides expendable launch services to the U.S. Government and commercial customers. Space’s operating results included the following (in millions):

	2024	2023	2022
Net sales	$12,479	$12,605	$11,532
Operating profit	1,226	1,158	1,057
Operating margin	9.8%	9.2%	9.2%
Backlog at year-end	$36,377	$30,456	$29,684
Space’s net sales in 2024 decreased $126 million, or 1%, compared to the same period in 2023. The decrease was primarily attributable to lower net sales of $320 million for national security space programs due to lower volume on classified programs and $145 million for commercial civil space due to lower volume on the Orion program, partially offset by higher volume on other space exploration programs. These decreases were partially offset by higher net sales of $255 million for strategic and missile defense programs due to higher volume on FBM and reentry programs.
Space’s operating profit in 2024 increased $68 million, or 6%, compared to the same period in 2023. The increase was primarily attributable to $100 million related to favorable contract mix and cost recoveries across the portfolio, partially offset by $55 million of lower profit booking rate adjustments due to lower net favorable profit rate adjustments on the Orion program and $25 million of higher equity earnings driven by higher launch volume from our investment in ULA.
Equity earnings
Total equity earnings (attributable to our investment in ULA) represented approximately $45 million and $20 million, or 4% and 2%, of Space’s operating profit during 2024 and 2023.
Backlog
Backlog increased in 2024 compared to 2023 primarily due to higher orders for National Security Space for classified programs, Commercial Civil Space for GeoXO program, and Strategic and Missiles Defense for FBM Mk7 program.

Liquidity and Cash Flows
As of December 31, 2024, we had cash and cash equivalents of $2.5 billion that was generally available to fund ordinary business operations without significant legal, regulatory or other restrictions. Our principal source of liquidity is our cash from operations. However, we also have access to credit markets, if needed, for liquidity or general corporate purposes. This access includes our $3.0 billion revolving credit facility or the ability to issue commercial paper (see “Note 10 – Debt” included in our Notes to Consolidated Financial Statements for additional information). There were no borrowings outstanding under the revolving credit facility or commercial paper at year end for either 2024 or 2023.
Cash received from customers is our primary source of cash from operations. However, from time to time, we fund customer programs ourselves pending government appropriations. If we incur costs in excess of funds obligated on the contract or in advance of a contract award, this negatively affects our cash flows, and we may be at risk for reimbursement of the excess costs.
Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type. We generally bill and collect cash more frequently under cost-reimbursable contracts, which represented approximately 40% of the sales we recorded in 2024, as we are authorized to bill as the costs are incurred. A number of our fixed-price contracts may provide for performance-based payments, which allow us to bill and collect cash as we perform on the contract. The amounts of performance-based payments and the related milestones are determined in the negotiation of each contract. The timing of such payments may differ from the timing of the costs incurred related to our contract performance, thereby affecting our cash flows.
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
We seek to maintain a disciplined and dynamic cash deployment strategy to invest in our business and key technologies to provide our customers with enhanced capabilities, enhance stockholder value, and position ourselves to take advantage of new business opportunities when they arise. Consistent with that strategy, we have continued to invest in our business and technologies through capital expenditures, independent research and development, and selective business acquisitions and investments.
We continue to return cash to stockholders through dividends and share repurchases. In October 2024, the Board of Directors authorized a fourth quarter dividend payment of $3.30 per share, representing an increase of $0.15 per share over the prior quarterly dividend payment. The Board of Directors also authorized an increase of $3.0 billion to our share repurchase program in October 2024. The remaining authorization under our program was $9.3 billion as of December 31, 2024. The stock repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time. The amount of shares ultimately purchased and the timing of purchases are at the discretion of management and subject to compliance with applicable law and regulation.
We continue to actively manage our debt levels, including maturities and interest rates. We seek to finance our business in a manner that preserves financial flexibility while minimizing borrowing costs to the extent practicable. We review changes in financial market and economic conditions to manage the types, amounts and maturities of our indebtedness. We may at times refinance existing indebtedness, vary our mix of variable-rate and fixed-rate debt or seek alternative financing sources for our cash and operational needs.
We also actively manage our pension obligations and expect to continue to opportunistically manage our pension liabilities through the purchase of group annuity contracts or other actions for portions of our outstanding defined benefit pension obligations using assets from the pension trust. See “Note 11 – Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements for additional information. Future pension risk transfer transactions could be significant and result in us making additional contributions to the pension trust. The required funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended, and CAS. We could be required to make pension contributions earlier than and/or in excess of what was planned if our return on pension assets is less than our assumptions, which would reduce our free cash flow. We may also make additional contributions at our discretion.

The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	2024	2023	2022
Cash and cash equivalents at beginning of year	$1,442	$2,547	$3,604
Operating activities
Net earnings	5,336	6,920	5,732
Noncash adjustments	3,300	1,334	2,455
Changes in working capital	(294)	317	(733)
Other, net	(1,370)	(651)	348
Net cash provided by operating activities	6,972	7,920	7,802
Net cash used for investing activities	(1,792)	(1,694)	(1,789)
Net cash used for financing activities	(4,139)	(7,331)	(7,070)
Net change in cash and cash equivalents	1,041	(1,105)	(1,057)
Cash and cash equivalents at end of year	$2,483	$1,442	$2,547
Operating Activities
Net cash provided by operating activities decreased $948 million in 2024 compared to 2023. The decrease was primarily due to a pension contribution of $990 million. Our federal and foreign income tax payments, net of refunds, were $1.3 billion in 2024, compared to $1.8 billion in 2023.
Non-GAAP Financial Measure - Free Cash Flow
Free cash flow is a non-GAAP financial measure that we define as cash from operations less capital expenditures. Our capital expenditures are comprised of equipment and facilities infrastructure and information technology (inclusive of costs for the development or purchase of internal-use software that are capitalized). We use free cash flow to evaluate our business performance and overall liquidity, and is a performance goal in our annual and long-term incentive plans. We believe free cash flow is a useful measure for investors because it represents the amount of cash generated from operations after reinvesting in the business and that may be available to return to stockholders and creditors (through dividends, stock repurchases and debt repayments) or available to fund acquisitions and other investments. The entire amount of free cash flow is not necessarily available for discretionary expenditures, however, because it does not account for certain mandatory expenditures, such as the repayment of maturing debt and future pension contributions. While management believes that free cash flow as a non-GAAP financial measure may be useful in evaluating our financial performance, it should be considered supplemental to, and not a substitute for, financial information prepared in accordance with GAAP and may not be comparable to similarly titled measures used by other companies.
The following table reconciles net cash provided by operating activities to free cash flow (in millions):

	2024	2023	2022
Cash from operations	$6,972	$7,920	$7,802
Capital expenditures	(1,685)	(1,691)	(1,670)
Free cash flow	$5,287	$6,229	$6,132
Free cash flow decreased $942 million compared to 2023 primarily due to the decrease in cash provided by operating activities described above, partially offset by lower capital expenditures.
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
Net cash used for investing activities increased $98 million in 2024 compared to 2023, primarily due to a $231 million cash payment for the acquisition of Terran Orbital, partially offset by proceeds of $170 million from the sale of our Commercial Engine Solutions (CES) business.
Financing Activities
Net cash used for financing activities decreased $3.2 billion in 2024 compared to 2023.
We paid dividends totaling $3.1 billion ($12.75 per share) in 2024 and $3.1 billion ($12.15 per share) in 2023. We paid quarterly dividends of $3.15 per share during each of the first three quarters of 2024 and $3.30 per share during the fourth quarter of 2024; $3.00 per share during each of the first three quarters of 2023 and $3.15 per share during the fourth quarter of 2023.
During 2024, we paid $3.7 billion to repurchase 7.5 million shares of our common stock. See “Note 12 – Stockholders’ Equity” included in our Notes to Consolidated Financial Statements for additional information. During 2023, we paid $6.0 billion to repurchase 13.4 million shares of our common stock.
During 2024, we received net proceeds of $3.0 billion from issuance of senior unsecured notes. See “Note 10 – Debt” included in our Notes to Consolidated Financial Statements for additional information. Additionally, we repaid $168 million of long-term notes with a fixed interest rate of 8.375% according to their scheduled maturities.
During 2023, we received net proceeds of $2.0 billion from issuance of senior unsecured notes and repaid $115 million of long-term notes with a fixed interest rate of 7.00% according to their scheduled maturities.

Capital Structure, Resources and Other
At December 31, 2024, we held cash and cash equivalents of $2.5 billion that were generally available to fund ordinary business operations without significant legal, regulatory, or other restrictions.
Our total outstanding short-term and long-term debt, net of unamortized discounts and issuance costs, was $20.3 billion as of December 31, 2024 and is in the form of publicly issued notes that bear interest at fixed rates. As of December 31, 2024, we were in compliance with all covenants contained in our debt and credit agreements. See “Note 10 – Debt” included in our Notes to Consolidated Financial Statements for more information on our long-term debt and revolving credit facilities.
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

Contractual Commitments
At December 31, 2024, we had contractual commitments to repay debt, make payments under operating leases, settle obligations related to agreements to purchase goods and services and settle tax and other liabilities. Financing lease obligations were not material. Payments due under these obligations and commitments are as follows (in millions):

	Total	Due Within 1 Year
Total debt	$21,558	$643
Interest payments	17,785	990
Other liabilities	2,365	479
Operating lease obligations	1,322	324
Purchase obligations:
Operating activities	69,882	32,727
Capital expenditures	996	619
Total contractual cash obligations	$113,908	$35,782
The table above includes debt presented gross of any unamortized discounts and issuance costs, but excludes the net unfunded obligation and estimated minimum funding requirements related to our qualified defined benefit pension plans. For additional information about obligations and our future minimum contribution requirements for these plans, see “Note 11 – Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements. Amounts related to other liabilities represent the contractual obligations for certain long-term liabilities recorded as of December 31, 2024. Such amounts mainly include expected payments under non-qualified pension plans, environmental liabilities and deferred compensation plans.
Purchase obligations related to operating activities include agreements and contracts that give the supplier recourse to us for cancellation or nonperformance under the contract or contain terms that would subject us to liquidated damages. Such agreements and contracts may, for example, be related to direct materials, obligations to subcontractors and outsourcing arrangements. Total purchase obligations for operating activities in the preceding table include approximately $64.3 billion related to contractual commitments entered into as a result of contracts we have with our U.S. Government customers. The U.S. Government generally would be required to pay us for any costs we incur relative to these commitments if they were to terminate the related contracts “for convenience” under the FAR, subject to available funding. This also would be true in cases where we perform subcontract work for a prime contractor under a U.S. Government contract. The termination for convenience language also may be included in contracts with foreign, state and local governments. We also have contracts with customers that do not include termination for convenience provisions, including contracts with commercial customers.
The majority of our capital expenditures for 2024 and those planned for 2025 are for equipment, facilities infrastructure and information technology. The amounts above in the table represent the portion of expected capital expenditures to be incurred in 2025 and beyond that have been obligated under contracts as of December 31, 2024 and not necessarily total capital expenditures for future periods. Expenditures for equipment and facilities infrastructure are generally incurred to support new and existing programs across all of our business segments. For example, we have projects underway at Aeronautics to support classified development programs and at RMS to support our Sikorsky helicopter programs; and we have projects underway to modernize certain of our facilities. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.
We also may enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. These agreements are designed to enhance the social and economic environment of the foreign country by requiring the contractor to promote investment in the country. Offset agreements may be satisfied through activities that do not require us to use cash, including transferring technology, providing manufacturing and other consulting support to in-country projects and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements also may be satisfied through our use of cash for such activities as purchasing supplies from in-country vendors, providing financial support for in-country projects, establishment of joint ventures with local companies and building or leasing facilities for in-country operations. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customer and typically require cash outlays that represent only a fraction of the original amount in the offset agreement. Satisfaction of our offset obligations are included in the estimates of our total costs to complete the contract and may impact our sales, profitability and cash flows. Our ability to recover investments on our consolidated balance sheet that we make to satisfy offset obligations is generally dependent upon the successful operation of ventures that we do not control and may involve products and services that are dissimilar to our business activities. At December 31, 2024, the notional value of remaining obligations under our outstanding offset agreements totaled approximately $19.1 billion, which primarily relate to our Aeronautics, MFC and RMS business segments, most of which extend through 2044. To the extent we have entered into purchase or other obligations at December 31, 2024 that also satisfy offset agreements, those amounts are included in the contractual commitments table above. Offset programs usually extend over several years and may provide for penalties, estimated at approximately $2.1 billion at December 31, 2024, in the event we fail to perform in accordance with offset requirements. While historically we have not been required to pay material penalties, resolution of offset requirements are often the result of negotiations and subjective judgments.
We have entered into standby letters of credit and surety bonds issued on our behalf by financial institutions, and we have directly issued guarantees to third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as joint venture partners. At December 31, 2024, we had the following outstanding letters of credit, surety bonds and third-party guarantees (in millions):

	Total Commitment	Less Than 1 Year
Standby letters of credit (a)	$2,318	$1,233
Surety bonds	351	351
Third-party Guarantees	351	231
Total commitments	$3,020	$1,815
(a)Approximately $708 million of standby letters of credit in the “Less Than 1 Year” category are expected to renew for additional periods until completion of the contractual obligation.
At December 31, 2024, third-party guarantees totaled $351 million, of which approximately 30% related to guarantees of contractual performance of joint ventures to which we currently are or previously were a party. These amounts represent our estimate of the maximum amounts we would expect to incur upon the contractual non-performance of the joint venture, joint venture partners or divested businesses. Generally, we also have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner.
In determining our exposures, we evaluate the reputation, performance on contractual obligations, technical capabilities and credit quality of our current and former joint venture partners and the transferee under novation agreements, all of which include a guarantee as required by the FAR. At December 31, 2024 and 2023, there were no material amounts recorded in our financial statements related to third-party guarantees or novation agreements.
Critical Accounting Policies and Estimates
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
Contract Accounting / Sales Recognition
The majority of our net sales are generated from long-term contracts with the U.S. Government and international customers (including FMS contracted through the U.S. Government) for the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We recognize revenue as performance obligations are satisfied and the customer obtains control of the products and services. Substantially all of our revenue is recognized over time as we perform under the contract because control of the work in process transfers continuously to the customer. For performance obligations in which control transfers continuously to the customer, revenue is recognized based on the extent of progress towards completion of the performance obligation, generally using the percentage of completion cost-to-cost measure of progress.
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
Comparability of our segment sales, operating profit and operating margin may be impacted favorably or unfavorably by changes in profit booking rates on our contracts. Segment operating profit and margin may also be impacted favorably or unfavorably by other items, which may or may not impact sales. Favorable items may include the positive resolution of contractual matters, cost recoveries on severance and restructuring, insurance recoveries and gains on sales of assets. Unfavorable items may include the adverse resolution of contractual matters, supply chain disruptions, restructuring charges (except for significant severance actions, which are excluded from segment operating results), reserves for disputes, certain asset impairments, and losses on sales of certain assets.
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
We continue to take actions to reduce the size of our defined benefit pension plans. From December 2018, through our master retirement trust, we have transferred outstanding defined benefit pension obligations to third party insurance companies; reducing annually required Pension Benefit Guarantee Corporation (PBGC) premiums. We expect to continue to look for opportunities to manage our pension liabilities through additional pension risk transfer transactions in future years. Future transactions could result in a noncash settlement charge to earnings, which could be material to a reporting period.
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
We continue to use a single weighted average discount rate approach when calculating our consolidated benefit obligations related to our defined benefit pension plans resulting in 5.625% at December 31, 2024, compared to 5.00% at December 31, 2023. We utilized a single weighted average discount rate of 5.50% when calculating our benefit obligations related to our retiree medical and life insurance plans at December 31, 2024, compared to 5.00% at December 31, 2023. We evaluate several data points in order to arrive at an appropriate single weighted average discount rate, including results from cash flow models, quoted rates from long-term bond indices and changes in long-term bond rates over the past year. As part of our evaluation, we calculate the approximate average yields on corporate bonds rated AA or better selected to match our projected postretirement benefit plan cash flows. The increase in the discount rate from December 31, 2023 to December 31, 2024 resulted in a decrease in the projected benefit obligations of our qualified defined benefit pension plans of approximately $1.8 billion at December 31, 2024.
We utilized an expected long-term rate of return on plan assets of 6.50% at both December 31, 2024 and December 31, 2023. The long-term rate of return assumption represents the expected long-term rate of return on the funds invested or to be invested, to provide for the benefits included in the benefit obligations. This assumption is based on several factors including historical market index returns, the anticipated long-term allocation of plan assets, the historical return data for the trust funds, plan expenses and the potential to outperform market index returns. The difference between the expected and actual return affects both the funded status of our benefit plans and the calculation of FAS pension expense in subsequent periods. Although the actual return in any specific year likely will differ from the assumption, the average expected return over a long-term future horizon should be approximately equal to the assumption. Any variance in a particular year should not, by itself, suggest that the assumption should be changed. Patterns of variances are reviewed over time, and then combined with expectations for the future. As a result, changes in this assumption are less frequent than changes in the discount rate. The actual investment return for our qualified defined benefit plans during 2024 was approximately 1%. This resulted in an actual investment return on the plan assets during year 2024 of $288 million, versus the expected $1.6 billion based on our 6.50% long-term rate of return assumption.
Our stockholders’ equity has been reduced cumulatively by $8.3 billion from the annual year-end measurements of the funded status of postretirement benefit plans. The cumulative noncash, after-tax reduction primarily represents net actuarial losses resulting from changes in discount rates, investment experience, and updated longevity. A market-related value of our plan assets, determined using actual asset gains or losses over the prior three-year period, is used to calculate the amount of deferred asset gains or losses to be amortized. These cumulative actuarial losses will be amortized to expense using the corridor method, where gains and losses are recognized to the extent they exceed 10% of the greater of plan assets or benefit obligations, over an average period of approximately twenty years as of December 31, 2024. During 2024, $76 million of these amounts, inclusive of amortization of net prior service credit, were recognized as a component of postretirement benefit plan expense.
The discount rate and long-term rate of return on plan assets assumptions we select at the end of each year are based on our best estimates and judgment. A change of plus or minus 25 basis points in the 5.625% discount rate assumption at December 31, 2024, with all other assumptions held constant, would have decreased or increased the amount of the qualified pension benefit obligation we recorded at the end of 2024 by approximately $725 million, which would result in an after-tax increase or decrease in stockholders’ equity at the end of the year of approximately $575 million. If the 5.625% discount rate at December 31, 2024 that was used to compute the expected 2025 FAS pension expense for our qualified defined benefit pension plans had been 25 basis points higher or lower, with all other assumptions held constant, the amount of FAS pension expense projected for 2025 would be lower or higher by approximately $5 million. If the 6.50% expected long-term rate of return on plan assets assumption at December 31, 2024 that was used to compute the expected 2025 FAS pension expense for our qualified defined benefit pension plans had been 25 basis points higher or lower, with all other assumptions held constant, the amount of FAS pension expense projected for 2025 would be lower or higher by approximately $55 million. Each year, differences between the actual and expected long-term rate of return on plan assets impacts the measurement of the following year’s FAS pension expense. Every 100 basis points increase (decrease) in return during 2024 between our actual rate of return of approximately 1% and our expected long-term rate of return decreased (increased) expected 2025 FAS pension expense by approximately $10 million.
Funding Considerations
We made cash contributions to our qualified defined benefit pension plans of $990 million in 2024, and no contributions in 2023. Funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended, and in a manner consistent with CAS and Internal Revenue Code rules. The funded status under ERISA is calculated on a different basis than under GAAP. Our goal has been to fund each of our qualified defined benefit pension plans to a level of at least 80% as determined in accordance with ERISA; which may require the use of different assumptions, such as the discount rate and longevity, than used under GAAP. All of our qualified defined benefit pension plans had an ERISA funded status of at least 80% as of both December 31, 2024 and 2023.
Contributions to our defined benefit pension plans are recovered over time through the pricing of our products and services on U.S. Government contracts, including FMS, and are recognized in our cost of sales and net sales. CAS rules govern the extent to which our pension costs are allocable to and recoverable under contracts with the U.S. Government, including FMS. Pension cost recoveries under CAS occur in different periods from when pension contributions are made in accordance with ERISA.
We recovered $1.7 billion in both 2024 and 2023 as CAS pension costs. Amounts contributed in excess of the CAS pension costs recovered under U.S. Government contracts are considered to be prepayment credits under the CAS rules. Our prepayment credits were approximately $2.2 billion and $2.9 billion at December 31, 2024 and 2023. The prepayment credit balance will increase or decrease based on our actual investment return on plan assets.
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
Under agreements reached with the U.S. Government, most of the amounts we spend for environmental remediation are allocated to our operations as general and administrative costs. Under existing U.S. Government regulations, these and other environmental expenditures relating to our U.S. Government business, after deducting any recoveries received from insurance or other PRPs, are allowable in establishing prices of our products and services. As a result, most of the expenditures we incur are included in our net sales and cost of sales according to U.S. Government agreement or regulation, regardless of the contract form (e.g., cost-reimbursable, fixed-price). We continually evaluate the recoverability of our assets for the portion of environmental costs that are probable of future recovery by assessing, among other factors, U.S. Government regulations, our U.S. Government business base and contract mix, our history of receiving reimbursement of such costs, and efforts by some U.S. Government representatives to limit such reimbursement.
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
Goodwill and Intangible Assets
The assets and liabilities of acquired businesses are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying identifiable net assets of acquired businesses. Intangible assets from acquired businesses are recognized at fair value on the acquisition date and consist of customer programs, trademarks, customer relationships, technology and other intangible assets. Customer programs includes values assigned to major programs of acquired businesses and represents the aggregate value associated with the customer relationships, contracts, technology and trademarks underlying the associated program. Intangible assets are amortized over a period of expected cash flows used to measure fair value, which typically ranges from three to 20 years.
Our goodwill balance was $11.1 billion and $10.8 billion at December 31, 2024 and 2023. We perform an impairment test of our goodwill at least annually in the fourth quarter or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may be impaired. Such events or changes in circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators, competition, reorganizations of our business, U.S. Government budget restrictions or the disposal of all or a portion of a reporting unit. Our goodwill has been allocated to and is tested for impairment at a level referred to as the reporting unit, which is our business segment level or a level below the business segment. The level at which we test goodwill for impairment requires us to determine whether the operations below the business segment constitute a self-sustaining business for which discrete financial information is available and segment management regularly reviews the operating results.

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
Impairment assessments inherently involve management judgments regarding a number of assumptions such as those described above. Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of our recorded goodwill, differences in assumptions could have a material effect on the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. Additionally, acquired intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. This testing compares carrying value to fair value and, when appropriate, the carrying value of these assets is reduced to fair value. In the fourth quarter of 2024, we performed our annual goodwill impairment test for each of our reporting units, and the results of those tests indicated no impairment existed.
Finite-lived intangibles are amortized to expense over their applicable useful lives, ranging from three to 20 years, based on the nature of the asset and the underlying pattern of economic benefit as reflected by future net cash inflows. We perform an impairment test of finite-lived intangibles whenever events or changes in circumstances indicate their carrying value may be impaired. If events or changes in circumstances indicate the carrying value of a finite-lived intangible may be impaired, the sum of the undiscounted future cash flows expected to result from the use of the asset group would be compared to the asset group’s carrying value. If the asset group’s carrying amount exceeded the sum of the undiscounted future cash flows, we would determine the fair value of the asset group and record an impairment loss in net earnings.
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
Our main exposures to market risk relate to interest rates, foreign currency exchange rates and market prices on certain equity securities. Our financial instruments that are subject to interest rate risk principally include fixed-rate long-term debt and commercial paper, if issued. The estimated fair value of our outstanding debt was $20.2 billion at December 31, 2024 and the outstanding principal amount of debt, including short-term and long-term debt, was $21.6 billion, excluding unamortized discounts and issuance costs of $1.3 billion. A 10% change in the level of interest rates would not have a material impact on the fair value of our outstanding debt at December 31, 2024.
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
The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on our intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives attributable to highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items or reflected net of income taxes in accumulated other comprehensive loss until the hedged transaction is recognized in earnings. Changes in the fair value of the derivatives that are not highly effective, if any, are immediately recognized in earnings. The aggregate notional amount of our outstanding interest rate swaps was $1.3 billion at both December 31, 2024 and 2023. The aggregate notional amount of our outstanding foreign currency hedges at December 31, 2024 and 2023 was $7.5 billion and $6.5 billion. At December 31, 2024 and 2023, the net fair value of our derivative instruments was not material (see “Note 15 – Fair Value Measurements” included in our Notes to Consolidated Financial Statements). A 10% unfavorable exchange rate movement of our foreign currency contracts would not have a material impact on the aggregate net fair value of such contracts or our consolidated financial statements. Additionally, as we enter into foreign currency contracts to hedge foreign currency exposure on underlying transactions, we believe that any movement on our foreign currency contracts would be offset by movement on the underlying transactions and, therefore, when taken together do not create material risk.
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
We maintain a separate trust that includes investments to fund certain of our non-qualified deferred compensation plans. As of December 31, 2024, investments in the trust totaled $1.8 billion and are reflected at fair value on our consolidated balance sheet in other noncurrent assets. The trust holds investments in marketable equity securities and fixed-income securities that are exposed to price changes and changes in interest rates. A portion of the liabilities associated with the deferred compensation plans supported by the trust is also impacted by changes in the market price of our common stock and certain market indices. Changes in the value of the liabilities have the effect of partially offsetting the impact of changes in the value of the trust. Both the change in the fair value of the trust and the change in the value of the liabilities are recognized on our consolidated statements of earnings in other unallocated, net and were not material for the year ended December 31, 2024.

ITEM 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
on the Audited Consolidated Financial Statements

Board of Directors and Stockholders
Lockheed Martin Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lockheed Martin Corporation (the Corporation) as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 28, 2025 expressed an unqualified opinion thereon.

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

Revenue recognition based on the percentage of completion method

Description of the Matter
For the year ended December 31, 2024, the Corporation recorded net sales of $71.0 billion. As more fully described in Note 1 to the consolidated financial statements, the Corporation generates the majority of its net sales from long-term contracts with its customers whereby substantially all of the Corporation’s revenue is recognized over time using the percentage-of-completion cost-to-cost measure of progress. Under the percentage-of-completion cost-to-cost measure of progress, the Corporation measures progress towards completion based on the ratio of costs incurred to date to the estimated total costs to complete the performance obligation(s) (referred to as the estimate-at-completion analysis). The Corporation estimates profit on these contracts as the difference between total estimated revenues and total estimated cost at completion.

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

Defined Benefit Pension Plan Obligation

Description of the Matter
At December 31, 2024, the Corporation’s aggregate obligation for its qualified defined benefit pension plans was $27.2 billion and exceeded the gross fair value of the related plan assets of $22.4 billion, resulting in a net unfunded qualified defined benefit pension obligation of $4.8 billion. As explained in Note 11 of the consolidated financial statements, the Corporation remeasures the qualified defined benefit pension assets and obligations at the end of each year or more frequently upon the occurrence of certain events. The amounts are measured using actuarial valuations, which depend on key assumptions such as the discount rate.

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

Tysons, Virginia
January 28, 2025

Lockheed Martin Corporation
Consolidated Statements of Earnings
(in millions, except per share data)

	Years Ended December 31,
	2024	2023	2022
Net sales
Products	$59,277	$56,265	$55,466
Services	11,766	11,306	10,518
Total net sales	71,043	67,571	65,984
Cost of sales
Products	(54,852)	(50,206)	(49,357)
Services	(10,217)	(10,027)	(9,252)
Impairment and severance charges	(87)	(92)	(100)
Other unallocated, net	1,043	1,233	1,012
Total cost of sales	(64,113)	(59,092)	(57,697)
Gross profit	6,930	8,479	8,287
Other income, net	83	28	61
Operating profit	7,013	8,507	8,348
Interest expense	(1,036)	(916)	(623)
Non-service FAS pension income (expense)	62	443	(971)
Other non-operating income (expense), net	181	64	(74)
Earnings before income taxes	6,220	8,098	6,680
Income tax expense	(884)	(1,178)	(948)
Net earnings	$5,336	$6,920	$5,732

Earnings per common share
Basic	$22.39	$27.65	$21.74
Diluted	$22.31	$27.55	$21.66
The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Comprehensive Income
(in millions)

	Years Ended December 31,
	2024	2023	2022
Net earnings	$5,336	$6,920	$5,732
Other comprehensive income, net of tax
Postretirement benefit plans
Net actuarial gain (loss) recognized due to plan remeasurements, net of tax of $96 million in 2024, $181 million in 2023 and $518 million in 2022	340	(689)	1,873
Amortization of actuarial losses and prior service credits, net of tax of $21 million in 2024, $40 million in 2023 and $18 million in 2022	76	(149)	69
Pension settlement charge, net of tax of $314 million	—	—	1,156
Other, net, net of tax of $4 million in 2024, $6 million in 2023 and $2 million in 2022	(65)	58	(115)
Other comprehensive income, net of tax	351	(780)	2,983
Comprehensive income	$5,687	$6,140	$8,715
The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation
Consolidated Balance Sheets
(in millions, except par value)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$2,483	$1,442
Receivables, net	2,351	2,132
Contract assets	12,957	13,183
Inventories	3,474	3,132
Other current assets	584	632
Total current assets	21,849	20,521
Property, plant and equipment, net	8,726	8,370
Goodwill	11,067	10,799
Intangible assets, net	2,015	2,212
Deferred income taxes	3,557	2,953
Other noncurrent assets	8,403	7,601
Total assets	$55,617	$52,456
Liabilities and equity
Current liabilities
Accounts payable	$2,222	$2,312
Salaries, benefits and payroll taxes	3,125	3,133
Contract liabilities	9,795	9,190
Current maturities of long-term debt	643	168
Other current liabilities	3,635	2,134
Total current liabilities	19,420	16,937
Long-term debt, net	19,627	17,291
Accrued pension liabilities	4,791	6,162
Other noncurrent liabilities	5,446	5,231
Total liabilities	49,284	45,621
Stockholders’ equity
Common stock, $1 par value per share	234	240
Additional paid-in capital	—	—
Retained earnings	14,551	15,398
Accumulated other comprehensive loss	(8,452)	(8,803)
Total stockholders’ equity	6,333	6,835
Total liabilities and equity	$55,617	$52,456
The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Cash Flows
(in millions)

	Years Ended December 31,
	2024	2023	2022
Operating activities
Net earnings	$5,336	$6,920	$5,732
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	1,559	1,430	1,404
Stock-based compensation	277	265	238
Deferred income taxes	(588)	(498)	(757)
Pension settlement charge	—	—	1,470
Impairment and severance charges	87	92	100
Classified programs losses	1,965	45	—
Changes in:
Receivables, net	(219)	373	(542)
Contract assets	(109)	(865)	(1,739)
Inventories	(478)	(44)	(107)
Accounts payable	(93)	151	1,274
Contract liabilities	605	702	381
Income taxes	131	(133)	148
Qualified defined benefit pension plans	(992)	(378)	(412)
Other, net	(509)	(140)	612
Net cash provided by operating activities	6,972	7,920	7,802
Investing activities
Capital expenditures	(1,685)	(1,691)	(1,670)
Other, net	(107)	(3)	(119)
Net cash used for investing activities	(1,792)	(1,694)	(1,789)
Financing activities
Issuance of long-term debt, net of related costs	2,970	1,975	6,211
Repayments of long-term debt	(168)	(115)	(2,250)
Repurchases of common stock	(3,700)	(6,000)	(7,900)
Dividends paid	(3,059)	(3,056)	(3,016)
Other, net	(182)	(135)	(115)
Net cash used for financing activities	(4,139)	(7,331)	(7,070)
Net change in cash and cash equivalents	1,041	(1,105)	(1,057)
Cash and cash equivalents at beginning of year	1,442	2,547	3,604
Cash and cash equivalents at end of year	$2,483	$1,442	$2,547
The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
(in millions, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2021	$271	$94	$21,600	$(11,006)	$10,959
Net earnings	—	—	5,732	—	5,732
Other comprehensive loss, net of tax	—	—	—	2,983	2,983
Repurchases of common stock	(18)	(503)	(7,379)	—	(7,900)
Dividends declared ($11.40 per share)	—	—	(3,010)	—	(3,010)
Stock-based awards, ESOP activity and other	1	501	—	—	502
Balance at December 31, 2022	$254	$92	$16,943	$(8,023)	$9,266
Net earnings	—	—	6,920	—	6,920
Other comprehensive income, net of tax	—	—	—	(780)	(780)
Repurchases of common stock	(15)	(571)	(5,414)	—	(6,000)
Dividends declared ($12.15 per share)	—	—	(3,051)	—	(3,051)
Stock-based awards, ESOP activity and other	1	479	—	—	480
Balance at December 31, 2023	$240	$—	$15,398	$(8,803)	$6,835
Net earnings	—	—	5,336	—	5,336
Other comprehensive income, net of tax	—	—	—	351	351
Repurchases of common stock	(8)	(565)	(3,127)	—	(3,700)
Dividends declared ($12.75 per share)	—	—	(3,056)	—	(3,056)
Stock-based awards, ESOP activity and other	2	565	—	—	567
Balance at December 31, 2024	$234	$—	$14,551	$(8,452)	$6,333
The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements
Note 1 – Organization and Significant Accounting Policies
Organization – We are a global aerospace and defense company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics, system integration and cybersecurity services. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. As described in “Note 3 – Information on Business Segments”, we operate in four business segments: Aeronautics, MFC, RMS and Space.
Basis of presentation – These consolidated financial statements include the accounts of subsidiaries we control and variable interest entities if we are the primary beneficiary. We eliminate intercompany balances and transactions in consolidation. We classify certain assets and liabilities as current utilizing the duration of the related contract or program as our operating cycle, which is generally longer than one year. This primarily impacts receivables, contract assets, inventories, and contract liabilities. We classify all other assets and liabilities based on whether the asset will be realized or the liability will be paid within one year. Additionally, certain prior year amounts in the consolidated statements of cash flows have been reclassified within operating activities to conform to the current year’s presentation. These reclassifications were not material and had no impact on total net cash provided by operating activities as previously reported.
On October 30, 2024, we closed our acquisition of Terran Orbital Corporation (Terran Orbital) for a purchase consideration of $314 million. We accounted for this acquisition as a “step acquisition” (as defined in U.S. GAAP) and accordingly, $83 million of our previously held investments in Terran Orbital were included as part of the purchase consideration. The remaining purchase price of $231 million was paid with cash on hand (net of cash acquired). Terran Orbital became a wholly-owned subsidiary and operates within our Space business segment. The purchase consideration of $314 million was allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill. As a result, we recorded goodwill of $298 million at our Space business segment. The final determination of the fair values of certain assets and liabilities will be completed within the measurement period of up to one year from the respective acquisition date. The financial results of Terran Orbital have been included within our operating results in the period post-acquisition.
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
We determine the transaction price for each contract based on the consideration we expect to receive for the products or services being provided under the contract. For contracts where a portion of the price may vary (e.g., awards, incentive fees and claims), we estimate variable consideration at the most likely amount, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. We analyze the risk of a significant revenue reversal and if necessary constrain the amount of variable consideration recognized in order to mitigate this risk.
At the inception of a contract, we estimate the transaction price based on our current rights and do not contemplate future modifications (including unexercised options) or follow-on contracts until they become legally enforceable. Contracts are often subsequently modified to include changes in specifications, requirements or price, which may create new or change existing enforceable rights and obligations. Depending on the nature of the modification, we consider whether to account for the modification as an adjustment to the existing contract or as a separate contract. Generally, modifications to our contracts are not distinct from the existing contract due to the significant integration and interrelated tasks provided in the context of the contract. Therefore, such modifications are accounted for as if they were part of the existing contract and recognized as a cumulative adjustment to revenue.
For contracts with multiple performance obligations, we allocate the transaction price to each performance obligation based on the estimated standalone selling price of the product or service underlying each performance obligation. The standalone selling price represents the amount we would sell the product or service to a customer on a standalone basis (i.e., not bundled with any other products or services). Our contracts with the U.S. Government, including FMS contracts, are subject to the FAR and the price is typically based on estimated or actual costs plus a reasonable profit margin. As a result of these regulations, the standalone selling price of products or services in our contracts with the U.S. Government and FMS contracts are typically equal to the selling price stated in the contract.
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
Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. It is converted into sales in future periods as work is performed or deliveries are made. For our cost-reimbursable and fixed-priced-incentive contracts, the estimated consideration we expect to receive pursuant to the terms of the contract may exceed the contractual award amount. The estimated consideration is determined at the outset of the contract and is continuously reviewed throughout the contract period. In determining the estimated consideration, we consider the risks related to the technical, schedule and cost impacts to complete the contract and an estimate of any variable consideration. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of December 31, 2024, our ending backlog was $176.0 billion. We expect to recognize approximately 35% of our backlog over the next 12 months and approximately 60% over the next 24 months as revenue, with the remainder recognized thereafter.
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
Comparability of our segment sales, operating profit and operating margin may be impacted favorably or unfavorably by changes in profit booking rates on our contracts. Increases in the profit booking rates, typically referred to as favorable profit booking rate adjustments, usually relate to revisions in the estimated total costs to fulfill the performance obligations that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate, resulting in an increase in the estimated total costs to fulfill the performance obligations and a reduction in the profit booking rate and are typically referred to as unfavorable profit booking rate adjustments. Increases or decreases in profit booking rates are recognized in the period they are determined and reflect the inception-to-date effect of such changes. Segment operating profit and margin can be impacted favorably or unfavorably by, for example, certain items listed below, which may or may not impact sales. Favorable items include the positive resolution of contractual matters, cost recoveries on severance and restructuring, insurance recoveries and gains on sales of assets. Unfavorable items include the adverse resolution of contractual matters, supply chain disruptions, restructuring charges (except for significant severance actions, which are excluded from segment operating results), reserves for disputes, certain asset impairments, and losses on sales of certain assets.
Our consolidated net profit booking rate adjustments increased net sales by $1.2 billion in 2024, $1.6 billion in 2023, and $2.0 billion in 2022. These adjustments decreased segment operating profit by approximately $180 million ($142 million, or $0.59 per share, after-tax) in 2024 and increased segment operating profit by approximately $1.6 billion ($1.3 billion, or $4.98 per share, after-tax) in 2023 and $1.8 billion ($1.4 billion, or $5.40 per share, after-tax) in 2022. Consolidated net profit booking rate adjustments during the year ended December 31, 2024 include losses of $555 million on a classified program at our Aeronautics business segment, reach-forward losses of $1.4 billion recognized on a classified program at our MFC business segment described below and $155 million of favorable profit rate adjustments following the resolution of a long-standing claim associated with a completed C-5 Galaxy aircraft contract at our Aeronautics business segment. Consolidated net profit booking rate adjustments during the year ended December 31, 2023 include a favorable profit adjustment of $65 million on an international surveillance and control program due to the positive resolution of a contractual matter at our RMS business segment, and a reach-forward loss of $100 million on the Canadian Maritime Helicopter Program (CMHP) as a result of increased costs and lower than planned revenues at our RMS business segment described below.
We have various development programs for new and upgraded products, services, and related technologies which have complex design and technical challenges. This development work is inherently uncertain and subject to significant variability in estimates of the cost and time required to complete the work by us and our suppliers. Many of these programs have cost-type contracting arrangements (e.g., cost-reimbursable or cost-plus-fee). In such cases, the associated financial risks are primarily in reduced fees, lower profit rates, or program cancellation if cost, schedule, or technical performance issues arise.
However, some of our existing development programs are contracted on a fixed-price basis or include cost-type contracting for the development phase with fixed-price production options and our customers continue to implement procurement strategies such as these that shift risk to contractors. Competitively bid programs with fixed-price development work or fixed-price production options increase the risk of a reach-forward loss upon contract award and during the period of contract performance. Due to the complex and often experimental nature of development programs, we may experience (and have experienced in the past) technical and quality issues during the development of new products or technologies for a variety of reasons. Our development programs are ongoing, and while we believe the cost and fee estimates incorporated in the financial statements are appropriate, the technical complexity of these programs and fixed-price contract structure creates financial risk as estimated completion costs may exceed the current contract value, which could trigger earnings charges, termination provisions, or other financially significant exposures. These programs have risk for reach-forward losses if our estimated costs exceed our estimated contract revenues, and such losses could be significant to our financial condition and operating results in any period that they are recognized. Any such losses are recognized in the period in which the loss is evident.
We have experienced performance issues on an existing classified program at our Aeronautics business segment. The initial phase is on a fixed-price incentive fee contract with options for additional phases. Phases within the program involve highly complex design and systems integration and we have periodically recognized reach-forward losses. During 2024, we recognized $555 million of losses on this program, including $410 million recognized in the fourth quarter of 2024. During the fourth quarter of 2024, we again performed a comprehensive review of the program requirements, technical complexities, schedule, risks, and risk mitigation actions as a result of performance trends experienced in 2024 and in contemplation of near-

term program milestones. Based on that review, we identified higher projected costs in engineering and integration activities that are necessary to achieve those forthcoming milestones. As of December 31, 2024, cumulative losses recognized to date on this program were approximately $825 million. We will continue to proactively manage the technical requirements and our performance, the remaining work and any future changes in scope or schedule, and estimated costs to complete the program, including future phases, and we may have to record additional losses that become evident in future periods if we experience further performance issues, increases in scope, or cost growth, which could be material to our financial results. We and our industry team will continue to incur advanced procurement costs (also referred to as pre-contract costs) to enhance our ability to achieve the schedule and certain milestones. We will monitor the recoverability of pre-contract costs, which could be impacted by our assessment of the customer’s decision regarding the funding of future phases of the program.
We have contracted with the Canadian government for the CMHP at our RMS business segment that provides for design, development, and production of CH-148 aircraft (the Original Equipment contract), which is a military variant of the S-92 helicopter, and for logistical support to the fleet (the In Service Support contract) over an extended time period. The last of the 28 CH-148 aircraft is scheduled to be delivered in 2025. The program has experienced performance issues, including delays in the final aircraft deliveries from the original contract requirement, and the Royal Canadian Air Force’s flight hours have been significantly less than originally anticipated, which has impacted program revenues and the recovery of our costs under this program. We have incurred significant costs and recognized the related sales, of which about $955 million are currently included in contract assets on the balance sheet which could become at risk for future recovery. Such assets are recovered based on future flight hours, which are not entirely within our control and are dependent upon aircraft availability and performance and the availability of Canadian government resources. During 2024, we entered into a modification to the In Service Support contract to better align contract scope with the Canadian government’s needs. This modification mitigates but does not eliminate the risk related to future sales and recovery of our costs. We continue to engage in discussions with the Canadian government to potentially restructure certain contractual terms and conditions that may be beneficial to both parties. However, any restructuring discussions may be prolonged or unsuccessful and are dependent upon Canadian government resources and priorities and other factors outside of our control. Under the contract terms as modified, future sales and recovery of costs are dependent upon the Royal Canadian Air Force’s flight hours and program costs and performance. As of December 31, 2024, cumulative losses remained at approximately $100 million. Future performance issues or changes in our estimates may affect our ability to recover our costs, including recovery of the contract assets recognized on the balance sheet and our assessment of the reach-forward loss, which could be material to our operating results.
We also have a number of contracts with Türkish industry for the Türkish Utility Helicopter Program (TUHP), which anticipates co-production with Türkish industry for production of T70 helicopters for use in Türkiye, as well as the related provision of Türkish goods and services under buy-back or offset obligations, to include the future sales of helicopters built in Türkiye for sale globally. In 2020, the U.S. Government imposed certain sanctions on Türkish entities and persons that have affected our ability to perform under the TUHP contracts, and we have provided force majeure notices under the affected contracts. We partially stopped work on TUHP effective October 5, 2024. We are currently in discussions with our customer regarding the path forward for the program in light of the continued impact of the sanctions on our ability to perform under the TUHP contracts and our decision to partially stop work. As of December 31, 2024, cumulative losses related to development work for the program remained insignificant and the program remains in a contract liability position on the balance sheet. The TUHP contracts may be negotiated to be restructured or terminated, either in whole or in part, and as a result, we could be at risk of recording significant reach-forward losses in future periods. Additionally, our customer and subcontractor have asserted that we do not have the contractual right to stop work. If we are unable to reach an agreement in the near term, we or our customer could elect to pursue other relief or remedies, which could result in a further reduction in sales, the imposition of penalties or assessment of damages, and increased unrecoverable costs, which could be material to our financial results.
Our MFC business segment has been performing under a competitively bid classified contract, which includes a cost-reimbursable base contract for the initial phase of the program and multiple fixed-price options for additional phases. We previously disclosed that the options may be exercised over the next several years and if performed expect they would each be at a loss. During the first quarter of 2024, we concluded it was probable that the first option would be exercised and recognized a reach forward loss of approximately $100 million. During the fourth quarter of 2024, we again assessed the likelihood that additional options may be exercised and now believe it is probable that all options will be exercised based on performance to date, future requirements of the program, discussions with the customer and suppliers, and anticipated customer funding, among other factors, resulting in the recognition of additional reach-forward losses of approximately $1.31 billion. For the year ended December 31, 2024, MFC recognized losses of $1.41 billion for this program, bringing the cumulative losses recognized on the program to approximately $1.46 billion, including charges for pre-contract costs recognized in prior periods. As of December 31, 2024, $1.36 billion of the losses were accrued in other current liabilities in our consolidated balance sheet.
Research and development and similar costs – We conduct research and development (R&D) activities using our own funds (referred to as company-funded or independent R&D (IR&D)) and under contractual arrangements with our customers

(referred to as customer-funded R&D) to enhance existing products and services and to develop future technologies. R&D costs include basic research, applied research, concept formulation studies, design, development, and related test activities. Company-funded R&D costs are allocated to customer contracts as part of the general and administrative overhead costs and are generally recoverable to the extent allocable to our cost-reimbursable customer contracts with the U.S. Government. These costs also may be recoverable to the extent allocable to certain fixed-price incentive contracts with the U.S. Government. Customer-funded R&D costs are charged directly to the related customer contracts. Substantially all R&D costs are charged to cost of sales as incurred. Company-funded R&D costs charged to cost of sales totaled $1.6 billion, $1.5 billion and $1.7 billion in 2024, 2023 and 2022.
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
Receivables – Receivables, net represent our unconditional right to consideration under the contract and include amounts billed and currently due from customers. Receivables, net are recorded at the net amount expected to be collected. There were no significant impairment losses related to our receivables in 2024, 2023 or 2022.
Contract assets – Contract assets include unbilled amounts typically resulting from sales under contracts when the percentage-of-completion cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Contract assets are recorded at the net amount expected to be billed and collected. Contract assets are classified as current based on our contract operating cycle and include amounts that may be billed and collected beyond one year due to the long-cycle nature of our contracts.

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
Capitalized software – We capitalize certain costs associated with the development or purchase of internal-use software. The amounts capitalized are included in other noncurrent assets on our consolidated balance sheets and are amortized on a straight-line basis over the estimated useful life of the resulting software, which ranges from two to 15 years. As of December 31, 2024 and 2023, capitalized software totaled $1.9 billion and $1.4 billion, net of accumulated amortization of $3.1 billion and $2.8 billion. No amortization expense is recorded until the software is ready for its intended use. Amortization expense related to capitalized software was $346 million in 2024, $263 million in 2023 and $253 million in 2022.
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
We make investments in companies that we believe are advancing or developing new technologies applicable to our business. These investments are primarily in early-stage companies and may be in the form of common or preferred stock, warrants, convertible debt securities, investments in funds or equity method investments. Most of these investments are in equity securities without readily determinable fair values (privately held securities), which are measured initially at cost and are then adjusted to fair value only if there is an observable price change or reduced for impairment, if applicable. The carrying amounts of the investments were $600 million and $581 million at December 31, 2024 and December 31, 2023 and are included on our consolidated balance sheets within other assets, both current and noncurrent. Changes in fair value and/or sales of investments are reflected in the other non-operating income, net account on our consolidated statements of earnings. We recorded net gains of $22 million ($17 million, or $0.07 per share, after-tax), net losses of $64 million ($48 million, or $0.19 per share, after-tax) and $114 million ($86 million, or $0.33 per share, after-tax) during 2024, 2023 and 2022.

Equity method investments – Investments where we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in other noncurrent assets on our consolidated balance sheets. Significant influence typically exists if we have a 20% to 50% ownership interest in the investee. Under this method of accounting, our share of the net earnings or losses of the investee is included in operating profit in other income, net on our consolidated statements of earnings since the activities of the investee are closely aligned with the operations of the business segment holding the investment. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. As of December 31, 2024 and December 31, 2023, our equity method investments totaled $654 million and $701 million, which was primarily composed of our investment in the United Launch Alliance (ULA) joint venture. Our share of net earnings related to our equity method investees was $56 million in 2024, $40 million in 2023 and $114 million in 2022, of which approximately $45 million, $20 million and $100 million was included in our Space business segment operating profit.
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

Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires an entity to disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under current GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. While this ASU will impact only our disclosures and not our financial condition and results of operations, we are currently evaluating when we will adopt the ASU.
In March 2024, the SEC issued a final rule under SEC Release Nos. 33-11275 and 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors, that would require us to provide climate-related disclosures in our annual reports and registration statements beginning with our annual report for the year ending December 31, 2025. The rule would require disclosure of material climate-related risks, our governance and risk management of climate-related risks and any material climate-related targets or goals, greenhouse gas emissions as well as disclosure of the financial statement effects, such as costs and losses resulting from severe weather events and other natural conditions. In April 2024, the SEC released an order staying this final rule pending judicial review of all the petitions challenging the rule. We are in the process of analyzing the impact of the rule and related litigation on our disclosures.
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (CODM). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. We adopted the new standard effective December 31, 2024. As a result, we have enhanced our segment disclosures to include the presentation of cost of sales by segment and the disclosure of our CODMs. The adoption of this ASU affects only our disclosures, with no impacts to our financial condition and results of operations.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. We will adopt this ASU prospectively for the period ending December 31, 2025, and it will impact only our disclosures with no impacts to our financial condition and results of operations.

Note 2 – Earnings Per Share
The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	2024	2023	2022
Weighted average common shares outstanding for basic computations	238.3	250.3	263.7
Weighted average dilutive effect of equity awards	0.9	0.9	0.9
Weighted average common shares outstanding for diluted computations	239.2	251.2	264.6
We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units (RSUs) and performance stock units (PSUs) based on the treasury stock method. There were no significant anti-dilutive equity awards for the years ended December 31, 2024, 2023 and 2022. Basic and diluted weighted average common shares outstanding decreased in 2024 compared to 2023 due to share repurchases.

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
•Missiles and Fire Control – Provides air and missile defense systems; tactical missiles and precision strike weapon systems; logistics; fire control systems; mission operations support, readiness, engineering support and integration services; ground vehicles; and energy management solutions.
•Rotary and Mission Systems – Designs, manufactures, services and supports various military and commercial helicopters, sea- and land-based missile defense systems, radar systems, laser systems, sea- and air-based mission and combat systems, command and control mission solutions, cyber solutions, simulation and training solutions, and services and supports surface ships.
•Space – Engaged in the research and design, development, engineering and production of satellites, space transportation systems, and strategic, advanced strike, and defensive systems. Space provides network-enabled situational awareness and integrates complex space and ground global systems to help our customers gather, analyze and securely distribute critical intelligence data. Space is also responsible for various classified systems and services in support of vital national security systems. Operating profit for our Space business segment also includes our share of earnings for our 50% ownership interest in ULA, which provides expendable launch services to the U.S. Government and commercial customers. Our investment in ULA totaled $551 million and $567 million at December 31, 2024 and 2023.

Selected Financial Data by Business Segment
Net sales and operating profit of our business segments exclude intersegment sales, cost of sales and profit as these activities are eliminated in consolidation and thus are not included in management’s evaluation of performance of each segment. Our Chief Executive Officer (CEO) and Chief Operating Officer (COO) serve as our Chief Operating Decision Makers (CODMs) and are responsible for reviewing segment performance and making decisions regarding resource allocation. Our CODMs evaluate each segment’s performance based on metrics such as net sales, operating profit, and other key financial indicators, guiding strategic decisions to align with company-wide goals. Business segment operating profit includes our share of earnings or losses from equity method investees as the operating activities of the equity method investees are closely aligned with the operations of our business segments.
Summary Operating Results
Sales, cost of sales and operating profit for each of our business segments were as follows (in millions):

	2024	2023	2022
Net sales
Aeronautics	$28,618	$27,474	$26,987
Missiles and Fire Control	12,682	11,253	11,317
Rotary and Mission Systems	17,264	16,239	16,148
Space	12,479	12,605	11,532
Total net sales	$71,043	$67,571	$65,984
Cost of sales
Aeronautics	$26,093	$24,649	$24,110
Missiles and Fire Control	12,277	9,712	9,676
Rotary and Mission Systems	15,391	14,399	14,258
Space	11,308	11,473	10,565
Total cost of sales	$65,069	$60,233	$58,609
Operating profit
Aeronautics	$2,523	$2,825	$2,867
Missiles and Fire Control	413	1,541	1,637
Rotary and Mission Systems	1,921	1,865	1,906
Space	1,226	1,158	1,057
Total business segment operating profit	6,083	7,389	7,467
Unallocated items
FAS/CAS pension operating adjustment	1,624	1,660	1,709
Intangible asset amortization expense	(247)	(247)	(248)
Impairment and severance charges (a)	(87)	(92)	(100)
Other, net	(360)	(203)	(480)
Total unallocated, net	930	1,118	881
Total consolidated operating profit	$7,013	$8,507	$8,348
(a)See “Note 16 – Impairment and Severance Charges” included in our Notes to Consolidated Financial Statements for additional information.

Unallocated Items
Business segment operating profit excludes the FAS/CAS pension operating adjustment discussed below, a portion of corporate costs not considered allowable or allocable to contracts with the U.S. Government under the applicable CAS or FAR, and other items not considered part of management’s evaluation of segment operating performance such as a portion of management and administration costs, legal fees and settlements, stock-based compensation expense, changes in the fair value of assets and liabilities for deferred compensation plans, retiree benefits, significant severance charges, significant asset impairments, gains or losses from divestitures, intangible asset amortization expense, and other miscellaneous corporate activities. Excluded items are included in the reconciling item “Unallocated items” between operating profit from our business segments and our consolidated operating profit. See “Note 1 – Organization and Significant Accounting Policies” (under the caption “Use of Estimates”) for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.
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
Intersegment Sales
Sales between our business segments are excluded from our consolidated and segment operating results as these activities are eliminated in consolidation. Intersegment sales for each of our business segments were as follows (in millions):

	2024	2023	2022
Intersegment sales
Aeronautics	$377	$303	$249
Missiles and Fire Control	804	688	627
Rotary and Mission Systems	2,320	2,125	1,930
Space	392	358	381
Total intersegment sales	$3,893	$3,474	$3,187

Disaggregation of Net Sales
Net sales by products and services, contract type, customer category and geographic region for each of our business segments were as follows (in millions):

	2024
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$23,598	$11,275	$14,005	$10,399	$59,277
Services	5,020	1,407	3,259	2,080	11,766
Total net sales	$28,618	$12,682	$17,264	$12,479	$71,043
Net sales by contract type
Fixed-price	$19,603	$8,774	$10,870	$3,481	$42,728
Cost-reimbursable	9,015	3,908	6,394	8,998	28,315
Total net sales	$28,618	$12,682	$17,264	$12,479	$71,043
Net sales by customer
U.S. Government	$19,314	$9,043	$11,469	$12,218	$52,044
International (a)	9,182	3,629	5,463	241	18,515
U.S. commercial and other	122	10	332	20	484
Total net sales	$28,618	$12,682	$17,264	$12,479	$71,043
Net sales by geographic region
United States	$19,436	$9,053	$11,801	$12,238	$52,528
Europe	5,071	1,327	1,243	75	7,716
Asia Pacific	2,763	763	2,556	159	6,241
Middle East	808	1,473	787	7	3,075
Other	540	66	877	—	1,483
Total net sales	$28,618	$12,682	$17,264	$12,479	$71,043

	2023
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$22,758	$9,919	$12,913	$10,675	$56,265
Services	4,716	1,334	3,326	1,930	11,306
Total net sales	$27,474	$11,253	$16,239	$12,605	$67,571
Net sales by contract type
Fixed-price	$18,664	$7,661	$10,403	$3,276	$40,004
Cost-reimbursable	8,810	3,592	5,836	9,329	27,567
Total net sales	$27,474	$11,253	$16,239	$12,605	$67,571
Net sales by customer
U.S. Government	$18,311	$7,769	$10,961	$12,382	$49,423
International (a)	9,034	3,473	4,983	154	17,644
U.S. commercial and other	129	11	295	69	504
Total net sales	$27,474	$11,253	$16,239	$12,605	$67,571
Net sales by geographic region
United States	$18,440	$7,780	$11,256	$12,451	$49,927
Europe	4,898	786	1,265	62	7,011
Asia Pacific	2,800	687	2,275	89	5,851
Middle East	987	1,844	721	2	3,554
Other	349	156	722	1	1,228
Total net sales	$27,474	$11,253	$16,239	$12,605	$67,571

	2022
	Aeronautics	MFC	RMS	Space	Total
Net sales
Products	$22,870	$10,048	$12,811	$9,737	$55,466
Services	4,117	1,269	3,337	1,795	10,518
Total net sales	$26,987	$11,317	$16,148	$11,532	$65,984
Net sales by contract type
Fixed-price	$19,431	$8,014	$10,460	$3,064	$40,969
Cost-reimbursable	7,556	3,303	5,688	8,468	25,015
Total net sales	$26,987	$11,317	$16,148	$11,532	$65,984
Net sales by customer
U.S. Government	$18,026	$7,814	$11,331	$11,344	$48,515
International (a)	8,811	3,496	4,470	154	16,931
U.S. commercial and other	150	7	347	34	538
Total net sales	$26,987	$11,317	$16,148	$11,532	$65,984
Net sales by geographic region
United States	$18,176	$7,821	$11,678	$11,378	$49,053
Europe	4,303	1,020	857	87	6,267
Asia Pacific	2,970	461	1,994	54	5,479
Middle East	1,103	1,858	823	12	3,796
Other	435	157	796	1	1,389
Total net sales	$26,987	$11,317	$16,148	$11,532	$65,984
(a)International sales include FMS contracted through the U.S. Government, direct commercial sales with international governments and commercial and other sales to international customers.
Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented approximately 26% of our consolidated net sales during both 2024 and 2023 and 27% during 2022.
Capital Expenditures and PP&E Depreciation and Software Amortization

	2024	2023	2022
Capital expenditures
Aeronautics	$593	$535	$461
Missiles and Fire Control	265	252	253
Rotary and Mission Systems	230	220	266
Space	366	455	391
Total business segment capital expenditures	1,454	1,462	1,371
Corporate activities	231	229	299
Total capital expenditures	$1,685	$1,691	$1,670
PP&E depreciation and software amortization
Aeronautics	$452	$416	$383
Missiles and Fire Control	183	175	160
Rotary and Mission Systems	227	220	245
Space	270	221	201
Total business segment depreciation and amortization	1,132	1,032	989
Corporate activities (a)	427	398	415
Total depreciation and amortization	$1,559	$1,430	$1,404
(a)Includes amortization of purchased intangibles.

Assets
Total assets for each of our business segments were as follows (in millions):

	2024	2023
Assets
Aeronautics	$13,223	$13,167
Missiles and Fire Control	5,952	5,703
Rotary and Mission Systems	17,025	17,521
Space	7,388	6,560
Total business segment assets	43,588	42,951
Corporate assets (a)	12,029	9,505
Total assets	$55,617	$52,456
(a)Corporate assets primarily include cash and cash equivalents, deferred income taxes, assets for the portion of environmental costs that are probable of future recovery, property, plant and equipment used in our corporate operations, assets held in a trust for deferred compensation plans, and other marketable investments.
Note 4 – Receivables, net, Contract Assets and Contract Liabilities
Receivables, net, contract assets and contract liabilities were as follows (in millions):

	2024	2023
Receivables, net	$2,351	$2,132
Contract assets	12,957	13,183
Contract liabilities	9,795	9,190
Receivables, net consist of approximately $1.7 billion from the U.S. Government and $665 million from other governments and commercial customers as of December 31, 2024. Substantially all accounts receivable at December 31, 2024 are expected to be collected in 2025. We do not believe we have significant exposure to credit risk as the majority of our accounts receivable are due from the U.S. Government either as the ultimate customer or in connection with foreign military sales.
Contract assets are net of progress payments and performance based payments from our customers as well as advance payments from non-U.S. government customers totaling approximately $55.6 billion and $50.5 billion as of December 31, 2024 and 2023. Contract assets decreased $226 million during 2024, primarily due to billings related to the satisfaction or partial satisfaction of performance obligations during 2024 exceeding the revenue recognized (primarily on the F-35 program at Aeronautics). There were no significant credit or impairment losses related to our contract assets during 2024 and 2023. We expect to bill our customers for the majority of the December 31, 2024 contract assets during 2025.
Contract liabilities increased $605 million during 2024, primarily due to payments received in excess of revenue recognized on these performance obligations. During 2024, we recognized $5.9 billion of our contract liabilities at December 31, 2023 as revenue. During 2023, we recognized $5.1 billion of our contract liabilities at December 31, 2022 as revenue. During 2022, we recognized $4.8 billion of our contract liabilities at December 31, 2021 as revenue.
Note 5 – Inventories
Inventories consisted of the following (in millions):

	2024	2023
Materials, spares and supplies	$661	$606
Work-in-process	2,617	2,338
Finished goods	196	188
Total inventories	$3,474	$3,132
Costs incurred to fulfill a contract in advance of the contract being awarded are included in inventories as work-in-process if we determine that those costs relate directly to a contract or to an anticipated contract that we can specifically identify and determine that the contract award is probable, the costs generate or enhance resources that will be used in satisfying performance obligations, and the costs are recoverable (referred to as pre-contract costs). These advanced procurement costs are generally incurred in order to enhance our ability to achieve schedule and certain customer milestones. Pre-contract costs that are initially capitalized in inventory are generally recognized as cost of sales consistent with the transfer of products and services to the customer upon the receipt of the anticipated contract. All other pre-contract costs, including start-up costs, are expensed as incurred. As of December 31, 2024 and 2023, $1.5 billion and $989 million of pre-contract costs were included in inventories. The increase in pre-contract costs as of December 31, 2024 is primarily driven by the classified contracts at our Aeronautics business segment and Sikorsky helicopter programs at our RMS business segment.
Note 6 – Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following (in millions):

	2024	2023
Land	$143	$144
Buildings	9,624	9,049
Machinery and equipment	10,399	9,908
Construction in progress	2,053	2,081
Total property, plant and equipment	22,219	21,182
Less: accumulated depreciation	(13,493)	(12,812)
Total property, plant and equipment, net	$8,726	$8,370
Depreciation expense related to plant and equipment was $967 million in 2024, $920 million in 2023 and $903 million in 2022.
Note 7 – Goodwill and Acquired Intangibles
Changes in the carrying amount of goodwill by business segment were as follows (in millions):

	Aeronautics	MFC	RMS	Space	Total
Balance at December 31, 2022	$196	$2,083	$6,726	$1,775	$10,780
Other	—	3	15	1	19
Balance at December 31, 2023	196	2,086	6,741	1,776	10,799
Acquisitions	—	—	—	298	298
Other	—	(1)	(29)	—	(30)
Balance at December 31, 2024	$196	$2,085	$6,712	$2,074	$11,067
The gross carrying amounts and accumulated amortization of our acquired intangible assets consisted of the following (useful life in years, $ in millions):

		2024			2023
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived:
Customer programs	3 - 20	$3,186	$(2,128)	$1,058	$3,186	$(1,897)	$1,289
Customer relationships	5 - 10	94	(91)	3	94	(84)	10
Other	5 - 10	156	(39)	117	72	(46)	26
Total finite-lived intangibles		3,436	(2,258)	1,178	3,352	(2,027)	1,325
Indefinite-Lived:
Trademark		837	—	837	887	—	887
Total acquired intangibles		$4,273	$(2,258)	$2,015	$4,239	$(2,027)	$2,212
Acquired finite-lived intangible assets are amortized to expense primarily on a straight-line basis over their estimated useful lives.
Amortization expense for acquired finite-lived intangible assets was $247 million for both 2024 and 2023 and $248 million in 2022. Estimated future amortization expense is as follows: $241 million in 2025; $174 million in 2026; $173 million in 2027; $168 million in 2028; and $159 million in 2029.

Note 8 – Leases
We generally enter into operating lease agreements for facilities, land and equipment. Our ROU operating lease assets were $1.0 billion at December 31, 2024. Operating lease liabilities were $1.1 billion, of which $833 million were classified as noncurrent, at December 31, 2024. New ROU operating lease assets and liabilities entered into during 2024 were $248 million. The weighted average remaining lease term and discount rate for our operating leases were approximately 6.8 years and 3.5% at December 31, 2024.

We recognized operating lease expense of $260 million, $273 million and $275 million in 2024, 2023 and 2022. In addition, we made cash payments of $258 million, $267 million and $269 million for operating leases in 2024, 2023 and 2022, which are included in cash flows from operating activities in our consolidated statement of cash flows.

Future minimum lease commitments at December 31, 2024 were as follows (in millions):

	Total	2025	2026	2027	2028	2029	Thereafter
Operating leases	$1,295	$324	$213	$188	$153	$129	$288
Less: imputed interest	147
Total	$1,148
Note 9 – Income Taxes

Income Tax Provisions

Federal and foreign income tax expense for continuing operations consisted of the following (in millions):

	2024	2023	2022
Federal income tax expense (benefit):
Current	$1,352	$1,574	$1,618
Deferred	(604)	(503)	(776)
Total federal income tax expense	748	1,071	842
Foreign income tax expense:
Current	120	102	87
Deferred	16	5	19
Total foreign income tax expense	136	107	106
Total federal and foreign income tax expense	$884	$1,178	$948
Our total net state income tax expense was $121 million for 2024, $115 million for 2023, and $124 million for 2022. State income taxes are allowable costs in establishing prices for the products and services we sell to the U.S. Government. Therefore, state income tax expenses are included in our cost of sales, as general and administrative costs. As a result, the impact of certain transactions on our operating profit and of other matters presented in these consolidated financial statements is disclosed net of state income taxes.

A reconciliation of the U.S. federal statutory income tax expense to actual income tax expense for continuing operations is as follows (in millions):

	2024		2023		2022
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense at the U.S. federal statutory tax rate	$1,306	21.0%	$1,701	21.0%	$1,403	21.0%
Foreign derived intangible income deduction	(210)	(3.4)	(185)	(2.3)	(176)	(2.6)
Research and development tax credit	(207)	(3.3)	(227)	(2.8)	(178)	(2.7)
Tax deductible dividends	(69)	(1.1)	(69)	(0.9)	(67)	(1.0)
Excess tax benefits for stock-based payment awards	(20)	(0.3)	(25)	(0.3)	(42)	(0.6)
Other, net (a)	84	1.3	(17)	(0.2)	8	0.1
Income tax expense	$884	14.2%	$1,178	14.5%	$948	14.2%
(a)Other, net includes foreign income tax expenses for all years.
The rates for all periods benefited from tax deductions for foreign derived intangible income, research and development tax credits, dividends paid to our defined contribution plans with an employee stock ownership plan feature and employee equity awards.
Uncertain Tax Positions

The change in unrecognized tax benefits were as follows (in millions):

	2024	2023	2022
Balance at January 1	$146	$1,622	$69
Additions based on tax positions related to the current year	78	50	1,572
Additions for tax positions of prior years	8	32	5
Reductions for tax positions of prior years	(2)	(1,526)	(2)
Settlements with tax authorities	—	(33)	(23)
Other, net	(1)	1	1
Balance at December 31	$229	$146	$1,622
As of December 31, 2024, our liabilities associated with uncertain tax positions were $229 million compared to $146 million as of December 31, 2023. The increase in uncertain tax positions did not have a material impact to our effective tax rate and if these uncertain tax positions were to be recognized in future periods, the impact will not be material. As of December 31, 2022, our liabilities associated with uncertain tax positions were $1.6 billion. The decrease from 2022 to 2023 with a corresponding decrease to net deferred tax assets primarily resulted from our analysis of IRS Notice 2023-63 released on September 8, 2023 confirming that certain expenditures incurred in the performance of cost-type contracts are not subject to research and development capitalization. The reduction in uncertain tax positions did not have a material impact to our effective tax rate. Additionally, we recognize accrued interest and penalties related to unrecognized tax benefits as part of our income tax expense. For the years ended December 31, 2024, 2023 and 2022, our accrued interest and penalties related to unrecognized tax benefits were not material.

Deferred Income Taxes
The primary components of our federal and foreign deferred income tax assets and liabilities at December 31 were as follows (in millions):

	2024	2023
Deferred tax assets related to:
Pensions	$1,184	$1,485
Accrued compensation and benefits	741	731
Contract accounting methods	949	508
Research and development expenditures	1,643	1,251
Domestic company operating losses (a)	83	—
Foreign company operating losses and credits	6	19
Other (b)	522	487
Valuation allowance	(41)	(32)
Deferred tax assets, net	5,087	4,449
Deferred tax liabilities related to:
Goodwill and intangible assets	545	494
Property, plant and equipment	371	415
Other (b)	638	597
Deferred tax liabilities	1,554	1,506
Net deferred tax assets	$3,533	$2,943
(a)Federal net operating losses obtained in the Terran Orbital transaction described above which do not expire.
(b)Includes deferred tax assets and liabilities related to lease liability and ROU asset.
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
Our federal and foreign income tax payments, net of refunds, were $1.3 billion in 2024, $1.8 billion in 2023 and $1.6 billion in 2022.

Note 10 – Debt
Our total debt consisted of the following (in millions):

	2024	2023
Notes
4.95% due 2025	$500	$500
3.55% due 2026	1,000	1,000
5.10% due 2027	750	750
4.45% due 2028	500	500
4.50% due 2029	650	—
1.85% due 2030	400	400
4.70% due 2031	600	—
3.90% due 2032	800	800
5.25% due 2033	1,000	1,000
4.75% and 4.80% due 2034	1,450	850
3.60% due 2035	500	500
4.50% and 6.15% due 2036	1,054	1,054
4.07% due 2042	1,336	1,336
3.80% due 2045	1,000	1,000
4.70% due 2046	1,326	1,326
2.80% due 2050	750	750
4.09% due 2052	1,578	1,578
4.15% due 2053	850	850
5.70% due 2054	1,000	1,000
5.20% due 2055	1,050	650
4.30% due 2062	650	650
5.90% due 2063	750	750
5.20% due 2064	750	—
Other notes with rates from 4.85% to 8.50%, due 2025 to 2041	1,313	1,479
Total debt	21,557	18,723
Less: unamortized discounts and issuance costs	(1,287)	(1,264)
Total debt, net	20,270	17,459
Less: current portion	(643)	(168)
Long-term debt, net	$19,627	$17,291
Revolving Credit Facility
On August 24, 2022, we entered into a new Revolving Credit Agreement (the Revolving Credit Agreement) with various banks. The Revolving Credit Agreement consists of a $3.0 billion five-year unsecured revolving credit facility, with the option to increase the credit facility by an additional amount of up to $500 million (for an aggregate amount of up to $3.5 billion), subject to the existing lender approval per the terms and conditions of the agreement. Effective August 23, 2024, we amended the Revolving Credit Agreement to extend the expiration date of the Revolving Credit Agreement from August 24, 2028 to August 24, 2029 and removed the existing financial maintenance covenant. The Revolving Credit Agreement is available for any of our lawful corporate purposes, including supporting commercial paper borrowings. Borrowings under the Revolving Credit Agreement are unsecured and bear interest at rates set forth in the Revolving Credit Agreement. The Revolving Credit Agreement contains customary representations, warranties and covenants, including covenants restricting ours and certain of our subsidiaries’ ability to encumber assets and our ability to merge or consolidate with another entity. There were no borrowings under the Revolving Credit Agreement at December 31, 2024 and 2023. As of December 31, 2024 and 2023, we were in compliance with all covenants contained in the Revolving Credit Agreement as well as in our debt agreements.

Commercial Paper
We have agreements in place with financial institutions to provide for the issuance of commercial paper. The outstanding balance of commercial paper can fluctuate daily and the amount outstanding during the period may be greater or less than the amount reported at the end of the period. There were no commercial paper borrowings outstanding as of December 31, 2024. We may, as conditions warrant, issue commercial paper backed by our revolving credit agreement to manage the timing of cash flows.
Long Term Debt
On December 11, 2024, we issued a total of $1.0 billion of senior unsecured notes, consisting of $600 million aggregate principal amount of 4.70% Notes due December 15, 2031 (the 2031 Notes) and $400 million aggregate principal amount of 5.20% Notes due February 15, 2055 (the 2055 Notes together with 2031 Notes, the Notes). The 2055 Notes were issued as additional notes under the indenture pursuant to the initial 2055 Notes and have the same terms as the initial 2055 Notes other than the date of issuance and the issue price. With the issuance of the 2055 Notes, the aggregate principal amount of outstanding 5.20% Notes due February 15, 2055 is $1,050 million. Net proceeds of $990 million were received from the offering after deducting pricing discounts and debt issuance costs, excluding accrued interest on the 2055 Notes. The pricing discounts and debt issuance costs are being amortized and recorded as interest expense over the term of the Notes. We will pay interest on the 2031 Notes semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2025. We will pay interest on the 2055 notes semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2025. We may, at our option, redeem the Notes of any series in whole or in part at any time and from time to time at a redemption price equal to the greater of 100% of the principal amount of the Notes to be redeemed or an applicable make-whole amount, plus accrued and unpaid interest to the date of redemption. The Notes rank equally in right of payment with all of our existing unsecured and unsubordinated indebtedness.
On January 29, 2024, we issued a total of $2.0 billion of senior unsecured notes, consisting of $650 million aggregate principal amount of 4.50% Notes due 2029 (the 2029 Notes), $600 million aggregate principal amount of 4.80% Notes due 2034 (the 2034 Notes) and $750 million aggregate principal amount of 5.20% Notes due 2064 (the 2064 Notes and, together with the 2029 Notes and 2034 Notes, the Recent Notes). Net proceeds of $1.98 billion were received from the offering after deducting pricing discounts and debt issuance costs, which are being amortized and recorded as interest expense over the term of the Recent Notes. We pay interest on the Notes semi-annually in arrears on February 15 and August 15 of each year with the first payment made on August 15, 2024. We may, at our option, redeem the Recent Notes of any series in whole or in part at any time and from time to time at a redemption price equal to the greater of 100% of the principal amount of the Recent Notes to be redeemed or an applicable make-whole amount, plus accrued and unpaid interest to the date of redemption. The Recent Notes rank equally in right of payment with all of our existing unsecured and unsubordinated indebtedness.
On May 25, 2023, we issued a total of $2.0 billion of senior unsecured notes, consisting of $500 million aggregate principal amount of 4.45% Notes due May 15, 2028 (the 2028 Notes), $850 million aggregate principal amount of 4.75% Notes due February 15, 2034 (the 2034 Notes) and $650 million aggregate principal amount of 5.20% Notes due February 15, 2055 (the initial 2055 Notes and, together with the 2028 Notes and 2034 Notes, the Earlier Notes) in a registered public offering. Net proceeds of $1,975 million were received from the offering after deducting pricing discounts and debt issuance costs, which are being amortized and recorded as interest expense over the term of the Earlier Notes. We paid interest on the 2028 Notes semi-annually in arrears on May 15 and November 15 with the first payment made on November 15, 2023. Additionally, we pay interest on the 2034 Notes and the initial 2055 Notes on February 15 and August 15 of each year with the first payment made on August 15, 2023. We may, at our option, redeem the Earlier Notes of any series in whole or in part at any time and from time to time at a redemption price equal to the greater of 100% of the principal amount of the Earlier Notes to be redeemed or an applicable make-whole amount, plus accrued and unpaid interest to the date of redemption. The Earlier Notes rank equally in right of payment with all of our existing unsecured and unsubordinated indebtedness.
We made interest payments of approximately $950 million, $832 million and $573 million during the years ended December 31, 2024, 2023 and 2022.
Note 11 – Postretirement Benefit Plans
Plan Descriptions
Many of our employees and retirees participate in various postretirement benefit plans including defined benefit pension, retiree medical and life insurance, defined contribution retirement savings, and other postemployment plans. Substantially all of our postretirement benefit obligations relate to U.S. based defined benefit pension plans and retiree medical and life insurance plans. The majority of our U.S. defined benefit pension plans provide for benefits within limits imposed by federal tax law (referred to as qualified plans). However, certain of our U.S. defined benefit pension plans provide for benefits in excess of qualified plan limits imposed by federal tax law (referred to as nonqualified plans).

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
The pretax FAS income (expense) related to our qualified defined benefit pension plans and retiree medical and life insurance plans included the following (in millions):

	Qualified Defined Benefit Pension Plans			Retiree Medical and Life Insurance Plans
	2024	2023	2022	2024	2023	2022
Operating:
Service cost	$(60)	$(65)	$(87)	$(5)	$(5)	$(9)
Non-operating:
Interest cost	(1,398)	(1,459)	(1,289)	(63)	(68)	(49)
Expected return on plan assets	1,572	1,722	1,854	107	103	136
Amortization of net actuarial (losses) gains	(259)	(168)	(425)	35	31	46
Amortization of prior service credits (costs)	147	348	359	(4)	(10)	(27)
Settlement charge (a)	—	—	(1,470)	—	—	—
Non-service FAS income (expense)	62	443	(971)	75	56	106
Total FAS income (expense)	$2	$378	$(1,058)	$70	$51	$97
(a)During 2022, we recognized a settlement charge of $1.5 billion related to the accelerated recognition of actuarial losses for certain defined benefit pension plans that purchased group annuity contracts from an insurance company.

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

Funded Status

The following table provides a reconciliation of benefit obligations, plan assets and net (unfunded) funded status of our qualified defined benefit pension plans and our retiree medical and life insurance plans (in millions):

	Qualified Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
	2024	2023	2024	2023
Change in benefit obligation
Beginning balance (a)	$28,959	$28,698	$1,328	$1,359
Service cost	60	65	5	5
Interest cost	1,398	1,459	63	68
Actuarial losses (gains) (b)	(1,556)	731	(158)	27
Settlements (c)	—	(414)	—	—
Plan amendments	2	6	—	1
Benefits paid	(1,664)	(1,586)	(178)	(192)
Medicare Part D subsidy	—	—	2	1
Participants’ contributions	—	—	52	59
Ending balance (a)	$27,199	$28,959	$1,114	$1,328
Change in plan assets
Beginning balance at fair value	$22,800	$23,228	$1,715	$1,656
Actual return on plan assets (d)	288	1,572	86	190
Settlements (c)	—	(414)	—	—
Benefits paid	(1,664)	(1,586)	(178)	(192)
Company contributions	990	—	1	1
Medicare Part D subsidy	—	—	2	1
Participants’ contributions	—	—	52	59
Ending balance at fair value	$22,414	$22,800	$1,678	$1,715
(Unfunded) funded status of the plans	$(4,785)	$(6,159)	$564	$387
(a)Benefit obligation balances represent the projected benefit obligation for our qualified defined benefit pension plans, which is approximately equal to accumulated benefit obligation, and accumulated benefit obligation for our retiree medical and life insurance plans.
(b)Actuarial gains for our qualified defined benefit pension plans in 2024 primarily reflect an increase in the discount rate from 5.00% at December 31, 2023 to 5.625% at December 31, 2024, which decreased benefit obligations by approximately $1.8 billion offset by net losses of approximately $250 million due to changes in demographic data and assumptions. Actuarial gains for our retiree medical and life insurance plans in 2024 primarily reflect an increase in the discount rate from 5.00% at December 31, 2023 to 5.50% at December 31, 2024 and gains due to changes in demographic data and assumptions. Actuarial losses for our qualified defined benefit pension plans in 2023 primarily reflect a decrease in the discount rate from 5.25% at December 31, 2022 to 5.00% at December 31, 2023, which increased benefit obligations by approximately $765 million. Actuarial losses for our retiree medical and life insurance plans in 2023 reflect a decrease in the discount rate from 5.25% at December 31, 2022 to 5.00% at December 31, 2023.
(c)Qualified defined benefit pension plans settlements in 2023 include $414 million in the form of lump-sum settlement payments to former employees who had not commenced receiving their vested benefit payments. The settlement payments had no impact on year 2023 FAS pension income.
(d)Actual return on plan assets for our qualified defined benefit pension plans was approximately 1% in 2024 and 7% in 2023 versus the 6.50% long-term rate of return assumption.

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

The following table provides amounts recognized on our consolidated balance sheets related to our qualified defined benefit pension plans and our retiree medical and life insurance plans (in millions):

	Qualified Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
	2024	2023	2024	2023
Other noncurrent assets	$6	$3	$564	$387
Accrued pension liabilities	(4,791)	(6,162)	—	—
Net (unfunded) funded status of the plans	$(4,785)	$(6,159)	$564	$387
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

The following table provides the amount of actuarial gains or losses, and prior service costs or credits, recognized in accumulated other comprehensive loss related to qualified defined benefit pension plans and retiree medical and life insurance plans at December 31 (in millions):

	Qualified Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
	2024	2023	2024	2023
Accumulated other comprehensive (loss) pre-tax related to:
Net actuarial (losses) gains	$(10,469)	$(10,999)	$518	$416
Prior service (costs) credits	(164)	(15)	2	(2)
Total	$(10,633)	$(11,014)	$520	$414
Estimated tax	2,255	2,339	(110)	(87)
Net amount recognized in accumulated other comprehensive (loss)	$(8,378)	$(8,675)	$410	$327

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

	Incurred but Not Yet Recognized in FAS Expense			Recognition of Previously Deferred Amounts
	2024	2023	2022	2024	2023	2022
Actuarial gains and (losses)
Qualified defined benefit pension plans	$211	$(698)	$1,952	$(204)	$(133)	$(1,490)
Retiree medical and life insurance plans	108	47	(95)	28	25	36
Other plans	23	(33)	165	(12)	(8)	(39)
	342	(684)	2,022	(188)	(116)	(1,493)
Net prior service credit and (cost)
Qualified defined benefit pension plans	(2)	(5)	(146)	116	274	283
Retiree medical and life insurance plans	—	(1)	(1)	(3)	(8)	(22)
Other plans	—	1	(2)	(1)	(1)	7
	(2)	(5)	(149)	112	265	268
Total	$340	$(689)	$1,873	$(76)	$149	$(1,225)
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

	Qualified Defined Benefit Pension Plans			Retiree Medical and Life Insurance Plans
	2024	2023	2022	2024	2023	2022
Weighted average discount rate	5.625%	5.00%	5.25%	5.50%	5.00%	5.25%
Expected long-term rate of return on assets	6.50%	6.50%	6.50%	6.50%	6.50%	6.50%
Health care trend rate assumed for next year				8.50%	8.00%	7.25%
Ultimate health care trend rate				4.50%	4.50%	4.50%
Year ultimate health care trend rate is reached				2041	2038	2034

The long-term rate of return assumption represents the expected long-term rate of earnings on the funds invested, or to be invested, to provide for the benefits included in the benefit obligations. That assumption is based on several factors including historical market index returns, the anticipated long-term allocation of plan assets, the historical return data for the trust funds, plan expenses and the potential to outperform market index returns. The actual investment return for our qualified defined benefit plans during 2024 was approximately 1%.

Plan Assets
Our wholly owned subsidiary, Lockheed Martin Investment Management Company (LMIMCo), has the fiduciary responsibility for making investment decisions related to the assets of our postretirement benefit plans. LMIMCo’s investment objectives for the assets of these plans are (1) to minimize the net present value of expected funding contributions; (2) to ensure there is a high probability that each plan meets or exceeds our actuarial long-term rate of return assumptions; and (3) to diversify assets to minimize the risk of large losses. The nature and duration of benefit obligations, along with assumptions concerning asset class returns and return correlations, are considered when determining an appropriate asset allocation to achieve the investment objectives. Investment policies and strategies governing the assets of the plans are designed to achieve investment objectives within prudent risk parameters. Risk management practices include the use of external investment managers; the maintenance of a portfolio diversified by asset class, investment approach and security holdings; and the maintenance of sufficient liquidity to meet benefit obligations as they come due.
LMIMCo’s investment policies require that asset allocations of postretirement benefit plans be maintained within the following approximate ranges:

Asset Class	Asset Allocation Ranges
Cash and cash equivalents	0-20%
Global Equity	10-65%
Fixed income	10-60%
Alternative investments:
Private equity funds	5-30%
Real estate funds	0-20%
Hedge funds	0-20%
Commodities	0-10%

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

	December 31, 2024				December 31, 2023
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Investments measured at fair value
Cash and cash equivalents (a)	$2,425	$2,425	$—	$—	$1,789	$1,789	$—	$—
Equity (a):
U.S. equity securities	3,232	3,158	—	74	2,802	2,715	8	79
International equity securities	1,827	1,810	—	17	1,875	1,853	—	22
Commingled equity funds	382	170	212	—	423	163	260	—
Fixed income (b):
Corporate debt securities	4,159	—	4,099	60	4,510	—	4,495	15
U.S. Government securities	2,483	—	2,483	—	2,376	—	2,376	—
U.S. Government-sponsored enterprise securities	1,134	—	1,134	—	1,120	—	1,120	—
Interest rate swaps, net	(1,878)		(1,878)		(1,284)		(1,284)
Other fixed income investments (c)	2,050	60	882	1,108	1,949	63	725	1,161
Total	$15,814	$7,623	$6,932	$1,259	$15,560	$6,583	$7,700	$1,277
Investments measured at NAV
Other fixed income investments	552				826
Private equity funds	4,863				4,951
Real estate funds	3,088				3,267
Hedge funds	1,028				847
Total investments measured at NAV	9,531				9,891
Loan, net (d)	(473)				(497)
(Payables) Receivables, net	(780)				(439)
Total	$24,092				$24,515
(a)Cash and cash equivalents and equity securities include derivative assets and liabilities with fair values that were not material as of December 31, 2024 and 2023. LMIMCo’s investment policies restrict the use of derivatives to either establish long or short exposures for purposes consistent with applicable investment mandate guidelines or to hedge risks to the extent of a plan’s current exposure to such risks. Most derivative transactions are settled on a daily basis.
(b)Fixed income securities include (i) derivative exposure for the liability hedge, which constitutes most of the value in interest rate swaps, and (ii) other derivative exposure with fair values that were not material as of December 31, 2024 and 2023.
(c)Level 3 investments include 1.0 billion at December 31, 2024 and $1.1 billion at December 31, 2023 related to buy-in contracts.
(d)The Lockheed Martin Corporation Master Retirement Trust (MRT) obtained a loan from a third-party financial institution, collateralized by private equity investments, to invest in fixed income securities.

Changes in the fair value of plan assets categorized as Level 3 during 2024 and 2023 were not significant.
Cash equivalents are mostly comprised of short-term money-market instruments or short-term investment funds and are valued at cost, which approximates fair value.
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
Certain fixed income funds are recorded using the NAV practical expedient. The NAV valuations are based on the underlying investments and typically redeemable within 90 days. The NAV is the total value of the fund divided by the number of the fund’s shares outstanding.
Private equity funds consist of partnerships and similar vehicles and are recorded using the NAV practical expedient. The NAV valuations are based on valuation models of the underlying securities, which includes unobservable inputs that cannot be corroborated using verifiable observable market data. These funds typically have terms between eight and 12 years.

Real estate funds consist of partnerships and similar vehicles and are recorded using the NAV practical expedient. The NAV valuations are based on valuation models and periodic appraisals. These funds typically have terms between eight and 10 years.
Hedge funds generally consist of separate accounts and commingled funds and are recorded using the NAV practical expedient. The NAV valuations are based on the valuation of the underlying investments. Redemptions in hedge funds generally range from a minimum of one month to several months.
Contributions and Expected Benefit Payments
The required funding of our qualified defined benefit pension plans is determined in accordance with ERISA, as amended, and in a manner consistent with CAS and Internal Revenue Code rules. We made $990 million of cash contributions to our qualified defined benefit pension plans in 2024. There are no expected required contributions to our qualified defined benefit pension plans in 2025.
The following table presents estimated future benefit payments as of December 31, 2024 (in millions):

	2025	2026	2027	2028	2029	2030 – 2034
Qualified defined benefit pension plans	$1,800	$1,860	$1,910	$1,960	$1,990	$9,990
Retiree medical and life insurance plans	110	110	110	100	100	440

We maintain various trusts to fund the obligations of our qualified defined benefit pension plans and retiree medical and life insurance plans. We expect the estimated future benefit payments will be paid using assets in the trusts established for the plans.
Nonqualified Defined Benefit Pension Plans and Other Postemployment Plans
We sponsor nonqualified defined benefit pension plans to provide benefits in excess of qualified plan limits imposed by federal tax law. The gross benefit obligation for these plans was $905 million and $1.0 billion as of December 31, 2024 and 2023, most of which was recorded in the other noncurrent liabilities account on our consolidated balance sheet. We have set aside certain assets totaling $658 million and $615 million as of December 31, 2024 and 2023 in a separate trust that we expect to use to pay the benefit obligations under our nonqualified defined benefit pension plans, most of which were recorded in the other noncurrent assets account on our consolidated balance sheet. We record the gross assets on our consolidated balance sheet, rather than netting such assets with the benefit obligation for our nonqualified defined benefit pension plans, because the assets held are diversified and legally the assets may be used to settle other obligations or claims (although that is not our intent). Actuarial losses and unrecognized prior service credits related to our nonqualified defined benefit pension plans that were recorded in accumulated other comprehensive loss, pretax, totaled $303 million and $347 million at December 31, 2024 and 2023. We recognized pretax pension expense of $62 million in 2024, $64 million in 2023 and $81 million in 2022 related to our nonqualified defined benefit pension plans. The assumptions used to determine the benefit obligations and FAS expense for our nonqualified defined benefit pension plans are similar to the assumptions for our qualified defined benefit pension plans described above.
We also sponsor other postemployment and foreign benefit plans, which are accounted for similar to defined benefit pension plans. The benefit obligations, assets, expense, and amounts recorded in accumulated other comprehensive loss for other postemployment and foreign benefit plans were not material to our financial condition and results of operations.
Defined Contribution Retirement Savings Plans
We maintain a number of defined contribution retirement savings plans, most with 401(k) features, that cover substantially all of our employees. Under the provisions of these plans, employees can make contributions on a before-tax and after-tax basis to investment funds to save for retirement. For most plans, we make employer contributions to the employee accounts that comprise of a company non-elective contribution and a matching contribution. Company matching contributions are automatically invested in an Employee Stock Ownership Plan (ESOP) fund, which primarily invests in shares of our common stock. Plan participants can transfer from the ESOP fund into any investment option provided by the respective plan. Our contributions to defined contribution retirement savings plans were $1.2 billion in both 2024 and 2023. Our defined contribution retirement savings plans held 24.9 million and 26.6 million shares of our common stock at December 31, 2024 and 2023.
Note 12 – Stockholders’ Equity
At December 31, 2024 and 2023, our authorized capital was composed of 1.5 billion shares of common stock and 50 million shares of series preferred stock. Of the 235 million and 242 million shares of common stock issued and outstanding as of December 31, 2024 and December 31, 2023, 234 million and 240 million shares were considered outstanding for consolidated balance sheet presentation purposes; the remaining shares were held in a separate trust. No shares of preferred stock were issued and outstanding at December 31, 2024 or 2023.
Repurchases of Common Stock
During 2024, we repurchased 7.5 million shares of our common stock in open market purchases for $3.7 billion. During 2023, we repurchased 13.4 million shares of our common stock for $6.0 billion pursuant to accelerated share repurchase (ASR) agreements and open market purchases. We also retired an additional 1.5 million shares received for no additional consideration in the first quarter of 2023 upon final settlement of an ASR agreement executed in the fourth quarter of 2022.
The total remaining authorization for future common stock repurchases under our share repurchase program was $9.3 billion as of December 31, 2024, which includes the $3.0 billion increase to our share repurchase program authorized by our Board of Directors in October 2024. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.
Dividends
We paid dividends totaling $3.1 billion ($12.75 per share) in 2024, $3.1 billion ($12.15 per share) in 2023 and $3.0 billion ($11.40 per share) in 2022. We paid quarterly dividends of $3.15 per share during each of the first three quarters of 2024 and $3.30 per share during the fourth quarter of 2024; $3.00 per share during each of the first three quarters of 2023 and $3.15 per share during the fourth quarter of 2023; and $2.80 per share during each of the first three quarters of 2022 and $3.00 per share during the fourth quarter of 2022.

Accumulated Other Comprehensive Loss
Changes in the balance of AOCL, net of taxes, consisted of the following (in millions):

	Postretirement Benefit Plans (a)	Other, net	AOCL
Balance at December 31, 2021	$(10,964)	$(42)	$(11,006)
Other comprehensive income (loss) before reclassifications	1,873	(159)	1,714
Amounts reclassified from AOCL
Pension settlement charge (b)	1,156	—	1,156
Recognition of net actuarial losses	337	—	337
Amortization of net prior service credits	(268)	—	(268)
Other	—	44	44
Total reclassified from AOCL	1,225	44	1,269
Total other comprehensive income (loss)	3,098	(115)	2,983
Balance at December 31, 2022	(7,866)	(157)	(8,023)
Other comprehensive (loss) income before reclassifications	(689)	23	(666)
Amounts reclassified from AOCL
Recognition of net actuarial losses	116	—	116
Amortization of net prior service credits	(265)	—	(265)
Other	—	35	35
Total reclassified from AOCL	(149)	35	(114)
Total other comprehensive (loss) income	(838)	58	(780)
Balance at December 31, 2023	(8,704)	(99)	(8,803)
Other comprehensive income (loss) before reclassifications	340	(104)	236
Amounts reclassified from AOCL
Recognition of net actuarial losses	188	—	188
Amortization of net prior service credits	(112)	—	(112)
Other	—	39	39
Total reclassified from AOCL	76	39	115
Total other comprehensive income (loss)	416	(65)	351
Balance at December 31, 2024	$(8,288)	$(164)	$(8,452)

(a)AOCL related to postretirement benefit plans is shown net of tax benefits of $2.2 billion at December 31, 2024, $2.3 billion at December 31, 2023 and $2.1 billion at December 31, 2022. These tax benefits include amounts recognized on our income tax returns as current deductions and deferred income taxes, which will be recognized on our tax returns in future years. See “Note 9 – Income Taxes” and “Note 11 – Postretirement Benefit Plans” for more information on our income taxes and postretirement benefit plans.
(b)During 2022, we recognized a noncash, non-operating pension settlement charge of $1.5 billion ($1.2 billion, or $4.33 per share, after-tax) related to the accelerated recognition of actuarial losses included in AOCL for certain defined benefit pension plans that purchased a group annuity contract from an insurance company (see “Note 11 – Postretirement Benefit Plans”).

Note 13 – Stock-Based Compensation
Stock-Based Compensation Plans
Under plans approved by our stockholders, we are authorized to grant key employees stock-based incentive awards, including options to purchase common stock, stock appreciation rights, RSUs, PSUs or other stock units.
At December 31, 2024, inclusive of the shares reserved for outstanding RSUs and PSUs, we had approximately 7.7 million shares reserved for issuance under the plans. At December 31, 2024, we had no outstanding options to purchase common stock and have not issued stock options to employees since 2012. At December 31, 2024, approximately 5.3 million of the shares reserved for issuance remained available for grant under our stock-based compensation plans. We issue new shares when restrictions on RSUs and PSUs have been satisfied. The minimum vesting period under our equity compensation plan for employees generally is one year, although most RSUs granted annually to executives and other key employees vest over three years. Award agreements may provide for vesting periods between one and three years and in certain circumstances less than one year, pro-rated vesting periods or vesting following termination of employment in the case of death, disability, divestiture, retirement, change of control or layoff. The maximum term of any award is 10 years.
During 2024, 2023 and 2022, we recorded noncash stock-based compensation expense totaling $277 million, $265 million and $238 million, which is included as a component of other unallocated, net on our consolidated statements of earnings. The net impact to earnings for the respective years was $219 million, $209 million and $188 million.
As of December 31, 2024, we had $235 million of unrecognized compensation cost related to nonvested awards, which is expected to be recognized over a weighted average period of 1.6 years. We received zero cash from the exercise of stock options during both 2024 and 2023 and $8 million during and 2022. In addition, our income tax liabilities for 2024, 2023 and 2022 were reduced by $67 million, $78 million and $124 million due to recognized tax benefits on stock-based compensation arrangements.
Restricted Stock Units
The following table summarizes activity related to nonvested RSUs:

	Number of RSUs (In thousands)	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2023	922	$409.17
Granted	613	428.43
Vested	(505)	381.71
Forfeited	(48)	435.75
Nonvested at December 31, 2024	982	$434.01

In 2024, we granted certain employees approximately 0.6 million RSUs with a weighted average grant-date fair value of $428.43 per RSU. The grant-date fair value of these RSUs is equal to the closing market price of our common stock on the grant date less a discount to reflect the delay in payment of dividend-equivalent cash payments that are made only upon vesting, which occurs at least one year from the grant date and most often occurs three years from the grant date.
Performance Stock Units
In 2024, we granted certain employees PSUs with an aggregate target award of approximately 0.1 million shares of our common stock. The PSUs generally vest three years from the grant date based on continuous service, with the number of shares earned (0% to 200% of the target award) depending upon the extent to which we achieve certain financial and market performance targets measured over the period from January 1, 2024 through December 31, 2026. About half of the PSUs were valued at a weighted average grant-date fair value of $426.70 per PSU in a manner similar to RSUs mentioned above as the financial targets are based on our operating results. The remaining PSUs were valued at a weighted-average grant-date fair value of $417.72 per PSU using a Monte Carlo model as the performance target is related to our total shareholder return relative to our peer group. We recognize the grant-date fair value of these awards, less estimated forfeitures, as compensation expense ratably over the vesting period.

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

At December 31, 2024 and 2023, the aggregate amount of liabilities recorded relative to environmental matters was $677 million and $680 million, most of which are recorded in other noncurrent liabilities on our consolidated balance sheets. We have recorded assets for the portion of environmental costs that are probable of future recovery totaling $619 million and

$613 million at December 31, 2024 and 2023, most of which are recorded in other noncurrent assets on our consolidated balance sheets. See “Note 1 – Organization and Significant Accounting Policies” for more information.
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
Letters of Credit, Surety Bonds and Third-Party Guarantees
We have entered into standby letters of credit and surety bonds issued on our behalf by financial institutions, and we have directly issued guarantees to third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. We had total outstanding letters of credit and surety bonds aggregating $2.7 billion and $2.9 billion at December 31, 2024 and December 31, 2023. Third-party guarantees do not include guarantees issued on behalf of subsidiaries and other consolidated entities.
Additionally, we may guarantee the contractual performance of third parties such as joint venture partners. At December 31, 2024 and 2023, third-party guarantees totaled $351 million and $1.0 billion, of which approximately 30% and 75% related to guarantees of contractual performance of joint ventures to which we currently are or previously were a party. These amounts represent our estimate of the maximum amounts we would expect to incur upon the contractual non-performance of the joint venture, joint venture partners or divested businesses. Generally, we also have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner. Third-party guarantees do not include guarantees issued on behalf of subsidiaries and other consolidated entities.
In determining our exposures, we evaluate the reputation, performance on contractual obligations, technical capabilities and credit quality of our current and former joint venture partners and the transferee under novation agreements all of which include a guarantee as required by the FAR. At December 31, 2024 and 2023, there were no material amounts recorded in our financial statements related to third-party guarantees or novation agreements.

Other Contingencies
On April 22, 2024, the Armed Services Board of Contract Appeals (ASBCA) sustained our claim associated with a contract to modernize and install new engines in C-5 Galaxy aircraft. The ASBCA ruled that we are entitled to $132 million for impacts due to excessive “over and above” work performed under the contract plus interest on the amount since the date of our claim in October 2018. During the third quarter of 2024, the Department of Justice filed a notice of appeal of the ASBCA’s decision with the U.S. Court of Appeals for the Federal Circuit and, on the anticipated basis of the Government’s appeal, we recognized approximately $85 million of sales and operating profit. Subsequently, on December 18, 2024, the Government voluntarily dismissed its appeal of the ASBCA’s decision in the U.S. Court of Appeals for the Federal Circuit. Following the dismissal, in the fourth quarter of 2024, we recognized the remaining approximately $70 million of sales and operating profit and received payment of the full award of approximately $155 million, which includes accrued interest, resolving this matter in our favor.
Independent of this matter and as a U.S. Government contractor, we are subject to various audits and investigations by the U.S. Government to determine whether our operations are being conducted in accordance with applicable regulatory requirements. U.S. Government investigations of us, whether relating to U.S. Government contracts or conducted for other reasons, could result in civil or criminal penalties and administrative sanctions, including reductions of the value of contracts, contract modifications or terminations, forfeiture of profits, suspension of payments, repayments, fines or penalties being imposed upon us, suspension, proposed debarment, debarment from eligibility for future U.S. Government contracting, or suspension of export privileges. Reductions of the value of contracts, contract modifications or terminations, forfeiture of profits, suspension of payments, repayments, fines and penalties could have a material impact on financial condition and results of operations in any particular reporting period, and suspension or debarment could have a material adverse effect on us because of our dependence on contracts with the U.S. Government. U.S. Government investigations often take years to complete and many result in no adverse action against us. We also provide products and services to customers outside of the United States, which are subject to U.S. and foreign laws and regulations and foreign procurement policies and practices. Our compliance with local regulations or applicable U.S. Government regulations also may be audited or investigated.
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
Note 15 – Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	December 31, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Mutual funds	$1,072	$1,072	$—	$—	$1,025	$1,025	$—	$—
U.S. Government securities	116	—	116	—	119	—	119	—
Other securities	645	342	303	—	679	333	301	45
Derivatives	9	—	9	—	32	—	32	—
Liabilities
Derivatives	196	—	196	—	200	—	200	—

Substantially all assets measured at fair value, other than derivatives, represent assets held in a trust to fund certain of our non-qualified deferred compensation plan and are recorded in other noncurrent assets on our consolidated balance sheets. As of both December 31, 2024 and 2023, the fair value of our assets held in the trust totaled $1.8 billion. Net gains on these securities were $170 million and $240 million in 2024 and 2023. Gains and losses on these investments are included in other unallocated, net within cost of sales on our consolidated statements of earnings in order to align the classification of changes in the market value of investments held for the plan with changes in the value of the corresponding plan liabilities.
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
The aggregate notional amount of our outstanding interest rate swaps was $1.3 billion at both December 31, 2024 and 2023. The aggregate notional amount of our outstanding foreign currency hedges at December 31, 2024 and 2023 was $7.5 billion and $6.5 billion. The fair values of our outstanding interest rate swaps and foreign currency hedges at December 31, 2024 and 2023 were not significant. Derivative instruments did not have a material impact on net earnings and comprehensive income during the years ended December 31, 2024 and 2023. The impact of derivative instruments on our consolidated statements of cash flows is included in net cash provided by operating activities. Substantially all of our derivatives are designated for hedge accounting. See “Note 1 – Organization and Significant Accounting Policies - Derivative financial instruments.”

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
In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $20.2 billion and $18.5 billion at December 31, 2024 and 2023. The outstanding principal amount of debt, including short-term and long-term debt, was $21.6 billion and $18.7 billion at December 31, 2024 and 2023, excluding $1.3 billion of unamortized discounts and issuance costs at both December 31, 2024 and 2023. The estimated fair values of our outstanding debt were determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates and credit spreads (Level 2).
Note 16 – Impairment and Severance Charges
During 2024, we recorded charges totaling $87 million ($69 million, or $0.29 per share, after-tax) for trademark and fixed asset impairments as well as severance costs resulting from the strategic review of our Sikorsky business during the second quarter of 2024 due, in part, to the impacts of the U.S. Army announcement to cancel the Future Attack Reconnaissance Aircraft (FARA) program at the conclusion of fiscal year 2024, for which our Sikorsky business was competing.

During 2023, we recorded severance and other charges of $92 million ($73 million, or $0.30 per share, after-tax) associated with severance costs for the planned reduction of certain positions across the corporation and asset impairment charges. Upon separation, terminated employees received lump-sum severance payments primarily based on years of service, the majority of which have been paid. This action resulted from a review of our business segments and corporate functions and is intended to improve the efficiency of our operations.
During 2022, we recorded severance and other charges totaling $100 million ($79 million, or $0.31 per share, after-tax) related to actions at our RMS business segment, which include severance costs for reduction of positions and asset impairment charges. After a strategic review of RMS, these actions improved the efficiency of our operations and better aligned the organization and cost structure with changing economic conditions and changes in program lifecycles.
We generally can recover a portion of severance costs through the pricing of our products and services to the U.S. Government and other customers in future periods, which will be included in our operating results.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2024.
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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Our independent registered public accounting firm has issued a report on the effectiveness of our internal control over financial reporting, which is below.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Regarding Internal Control Over Financial Reporting

Board of Directors and Stockholders
Lockheed Martin Corporation

Opinion on Internal Control over Financial Reporting

We have audited Lockheed Martin Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lockheed Martin Corporation (the Corporation) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Corporation as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated January 28, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Tysons, Virginia
January 28, 2025

ITEM 9B.    Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2024.

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
ITEM 10.     Directors, Executive Officers and Corporate Governance
The information concerning directors required by Item 401 of Regulation S-K is included under the section titled “Director Nominees” in our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year to which this report relates (the 2025 Proxy Statement), and that information is incorporated by reference in this Annual Report on Form 10-K (Form 10-K). Information concerning executive officers required by Item 401 of Regulation S-K is located under Part I of this Form 10-K. The information required by Items 405, 407(d)(4) and 407(d)(5) of Regulation S-K is included in the sections titled “Delinquent Section 16(a) Reports”, “Corporate Governance” and “Audit Committee Report” in the 2025 Proxy Statement, and that information is incorporated by reference in this Form 10-K.
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
We have adopted an insider trading policy governing the purchase, sale, and other disposition of our securities by our directors, officers, and employees, and by the Company. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations and listing standards applicable to the Company. A copy of our insider trading policy is filed as Exhibit 19 to this Form 10-K.
ITEM 11.    Executive Compensation
The information required by Item 402 of Regulation S-K is included in the sections titled “Executive Compensation” and “Director Compensation” in the 2025 Proxy Statement and that information is incorporated by reference in this Form 10-K. The information required by Item 407(e)(5) of Regulation S-K is included under the caption “Compensation Committee Report” in the 2025 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 related to the security ownership of management and certain beneficial owners is included in the section titled “Other Information” in the 2025 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.
Equity Compensation Plan Information
The following table provides information about our equity compensation plans that authorize the issuance of shares of Lockheed Martin common stock to employees and directors. The information is provided as of December 31, 2024.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,366,620	$—	5,339,980
Equity compensation plans not approved by security holders (2)	423,417	—	2,492,898
Total	2,790,037	$—	7,832,878

(1)Column (a) includes, as of December 31, 2024: 1,589,955 shares that have been granted as restricted stock units (RSUs) and 723,136 shares that could be earned pursuant to grants of performance stock units (PSUs) (assuming the maximum number of PSUs are earned and payable at the end of the three-year performance period) under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (2020 IPA Plan) or predecessor plans and 53,529 stock units payable in stock or cash under the Lockheed Martin Corporation Amended and Restated Directors Equity Plan (Directors Plan) or predecessor plans for non-employee directors. Column (c) includes, as of December 31, 2024, 4,979,206 shares available for future issuance under the 2020 IPA Plan as options, stock appreciation rights, restricted stock awards, RSUs or PSUs and 360,774 shares available for future issuance under the Directors Plan as stock options and stock units. Vested stock units are payable to directors upon their termination of service from our Board, except that directors who have satisfied the stock ownership guidelines may elect to have payment of awards made after January 1, 2018 (together with any dividend equivalents thereon) made on the first business day of April following the one-year anniversary of the grant.
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

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 404 and 407(a) of Regulation S-K is included in the section titled “Corporate Governance” in the 2025 Proxy Statement, and that information is incorporated by reference in this Form 10-K.
ITEM 14.    Principal Accounting Fees and Services
The information required by this Item 14 is included in the section titled “Audit Matters” in the 2025 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

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

Page
Report of Independent Registered Public Accounting Firm on the Audited Consolidated Financial Statements	53
Report of Independent Registered Public Accounting Firm Regarding Internal Control Over Financial Reporting	99
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

10.2
Extension Agreement dated as of August 24, 2023, among Lockheed Martin Corporation, the lenders listed therein, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on August 24, 2023).

10.3
Amendment No.1 to Credit Agreement, by and among Lockheed Martin Corporation, the lenders listed therein, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on August 23, 2024).

10.4	Non-Employee Director Compensation Summary (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2022).

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

10.7
Lockheed Martin Corporation Amended and Restated Directors Equity Plan (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on April 26, 2018).

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.34 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009).

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

10.12
Lockheed Martin Corporation Deferred Management Incentive Compensation Plan, as amended and restated effective January 1, 2020 (incorporated by reference to Exhibit 10.8 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.13
Amendment No.1 to Lockheed Martin Corporation Deferred Management Incentive Compensation Plan, as amended and restated effective January 1, 2020 (incorporated by reference to Exhibit 10.12 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.14
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

10.16
Lockheed Martin Corporation Amended and Restated 2021 Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2023).

10.17
Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on April 23, 2020).

10.18
Form of 2022 Annual Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2022).

10.19
Form of Performance Stock Unit Award Agreement (2022 - 2024 Performance Period) under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2022).

10.20
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

10.22
Form of Performance Stock Unit Award Agreement (2023 - 2025 Performance Period) under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2023).

10.23
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

10.25
Amendment to Outstanding Long-Term Incentive Performance and Performance Stock Unit Award Agreements (effective February 22, 2023) (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2023).

10.26
Form of 2024 Annual Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).

10.27
Form of Performance Stock Unit Award Agreement (2024 - 2026 Performance Period) under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).

10.28
Form of Long Term Incentive Performance Award Agreement (2024 - 2026 Performance Period) under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).

10.29	Amendment to Outstanding Long-Term Incentive Performance and Performance Stock Unit Award Agreements (effective December 13, 2024).

10.30
Lockheed Martin Corporation Consolidated Supplemental Retirement Benefit Plan, as amended and restated effective October 5, 2018 (incorporated by reference to Exhibit 10.26 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.31
Amendment to Lockheed Martin Corporation Consolidated Supplemental Retirement Benefit Plan, as amended and restated effective October 5, 2018 (incorporated by reference to Exhibit 10.9 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2022).

10.32
Lockheed Martin Corporation Executive Severance Plan, as amended and restated effective December 1, 2016 (incorporated by reference to Exhibit 10.26 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.33
Amendment No. 1 to Lockheed Martin Corporation Executive Severance Plan, as amended and restated effective December 1, 2016 (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 24, 2018).

10.34
Amendment No. 2 to Lockheed Martin Corporation Executive Severance Plan, as amended and restated effective December 1, 2016 (incorporated by reference to Exhibit 10.6 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2020).

10.35
Amendment No. 3 to Lockheed Martin Corporation Executive Severance Plan, as amended and restated effective December 1, 2016 (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2020).

10.36
Amendment No. 4 to Lockheed Martin Corporation Executive Severance Plan, as amended and restated effective December 1, 2016 (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2022).

10.37
Amendment No. 5 to Lockheed Martin Corporation Executive Severance Plan, as amended and restated effective December 1, 2016 (incorporated by reference to Exhibit 10.40 to Lockheed Martin Corporation’s Annual Report Form 10-K for the year ended December 31, 2022).

19	Policy on Compliance with United States Securities Laws.

21	Subsidiaries of Lockheed Martin Corporation.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of James D. Taiclet pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jesus Malave pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of James D. Taiclet and Jesus Malave pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97
Recovery of Incentive-Based Compensation from Executive Officers in Event of Accounting Restatement (incorporated by reference to Exhibit 97 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

*    Exhibits 10.4 through 10.37 constitute management contracts or compensatory plans or arrangements.

ITEM 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: January 28, 2025	By:	/s/ H. Edward Paul III
H. Edward Paul III
Vice President and Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Titles	Date
/s/ James D. Taiclet	Chairman, President and Chief Executive Officer (Principal Executive Officer)	January 28, 2025
James D. Taiclet
/s/ Jesus Malave	Chief Financial Officer (Principal Financial Officer)	January 28, 2025
Jesus Malave
/s/ H. Edward Paul III	Vice President and Controller (Principal Accounting Officer)	January 28, 2025
H. Edward Paul III
*	Director	January 28, 2025
John C. Aquilino
*	Director	January 28, 2025
David B. Burritt
*	Director	January 28, 2025
Bruce A. Carlson
*	Director	January 28, 2025
John M. Donovan
*	Director	January 28, 2025
Joseph F. Dunford, Jr.
*	Director	January 28, 2025
Thomas J. Falk
*	Director	January 28, 2025
Vicki A. Hollub
*	Director	January 28, 2025
Debra L. Reed-Klages
*	Director	January 28, 2025
Heather Wilson
*	Director	January 28, 2025
Patricia E. Yarrington
*By Kevin O’Connor pursuant to a Power of Attorney executed by the Directors listed above, which has been filed with this Annual Report on Form 10-K.

Date: January 28, 2025	By:	/s/ Kevin O’Connor
Kevin O’Connor
Attorney-in-fact