Form 10-Q
period 2025-03-30
LOCKHEED MARTIN CORP
filed 2025-04-22
CIK 936468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2025
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
Large accelerated filer ☒ Accelerated filer ☐ Non–accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 234,295,953 shares of our common stock, $1 par value per share, outstanding as of April 17, 2025.

Lockheed Martin Corporation
Form 10-Q
For the Quarterly Period Ended March 30, 2025

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Lockheed Martin Corporation
Consolidated Statements of Earnings
(unaudited; in millions, except per share data)

	Quarters Ended
	March 30, 2025	March 31, 2024
Sales
Products	$14,936	$14,196
Services	3,027	2,999
Total sales	17,963	17,195
Operating costs and expenses
Products	(13,284)	(12,884)
Services	(2,640)	(2,603)
Other unallocated, net	284	285
Total operating costs and expenses	(15,640)	(15,202)
Gross profit	2,323	1,993
Other income, net	49	36
Operating profit	2,372	2,029
Interest expense	(268)	(255)
Non-service FAS pension (expense) income	(98)	16
Other non-operating income, net	30	45
Earnings before income taxes	2,036	1,835
Income tax expense	(324)	(290)
Net earnings	$1,712	$1,545

Earnings per common share
Basic	$7.30	$6.42
Diluted	$7.28	$6.39

Cash dividends paid per common share	$3.30	$3.15
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Comprehensive Income
(unaudited; in millions)

	Quarters Ended
	March 30, 2025	March 31, 2024
Net earnings	$1,712	$1,545
Other comprehensive income (loss), net of tax
Postretirement benefit plans
Amortization of net actuarial losses and prior service costs (credits), net of tax of $17 million in 2025 and $5 million in 2024	64	19
Other, net, net of tax of $6 million in 2025 and $0 million in 2024	65	(27)
Other comprehensive income (loss), net of tax	129	(8)
Comprehensive income	$1,841	$1,537

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Balance Sheets
(in millions, except par value)

	March 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,803	$2,483
Receivables, net	2,024	2,351
Contract assets	14,677	12,957
Inventories	3,599	3,474
Other current assets	698	584
Total current assets	22,801	21,849
Property, plant and equipment, net	8,713	8,726
Goodwill	11,076	11,067
Intangible assets, net	1,952	2,015
Deferred income taxes	3,568	3,557
Other noncurrent assets	8,559	8,403
Total assets	$56,669	$55,617
Liabilities and equity
Current liabilities
Accounts payable	$3,821	$2,222
Salaries, benefits and payroll taxes	2,391	3,125
Contract liabilities	9,375	9,795
Current maturities of long-term debt	1,643	643
Other current liabilities	3,957	3,635
Total current liabilities	21,187	19,420
Long-term debt, net	18,661	19,627
Accrued pension liabilities	4,815	4,791
Other noncurrent liabilities	5,323	5,446
Total liabilities	49,986	49,284
Stockholders’ equity
Common stock, $1 par value per share	233	234
Additional paid-in capital	—	—
Retained earnings	14,773	14,551
Accumulated other comprehensive loss	(8,323)	(8,452)
Total stockholders’ equity	6,683	6,333
Total liabilities and equity	$56,669	$55,617
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Cash Flows
(unaudited; in millions)

	Quarters Ended
	March 30, 2025	March 31, 2024
Operating activities
Net earnings	$1,712	$1,545
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	397	351
Stock-based compensation	60	61
Deferred income taxes	(34)	(77)
Changes in assets and liabilities
Receivables, net	327	(125)
Contract assets	(1,720)	(867)
Inventories	(125)	(146)
Accounts payable	1,680	1,301
Contract liabilities	(420)	(445)
Income taxes	339	341
Qualified defined benefit pension plans	111	(1)
Other, net	(918)	(303)
Net cash provided by operating activities	1,409	1,635
Investing activities
Capital expenditures	(454)	(378)
Other, net	24	6
Net cash (used for) investing activities	(430)	(372)
Financing activities
Issuance of long-term debt, net of related costs	—	1,980
Repurchases of common stock	(750)	(1,000)
Dividends paid	(796)	(780)
Other, net	(113)	(115)
Net cash (used for) provided by financing activities	(1,659)	85
Net change in cash and cash equivalents	(680)	1,348
Cash and cash equivalents at beginning of period	2,483	1,442
Cash and cash equivalents at end of period	$1,803	$2,790
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2024	$234	$—	$14,551	$(8,452)	$6,333
Net earnings	—	—	1,712	—	1,712
Other comprehensive income, net of tax	—	—	—	129	129
Dividends declared	—	—	(778)	—	(778)
Repurchases of common stock	(2)	(36)	(712)	—	(750)
Stock-based awards, ESOP activity and other	1	36	—	—	37
Balance at March 30, 2025	$233	$—	$14,773	$(8,323)	$6,683

Balance at December 31, 2023	$240	$—	$15,398	$(8,803)	$6,835
Net earnings	—	—	1,545	—	1,545
Other comprehensive loss, net of tax	—	—	—	(8)	(8)
Dividends declared	—	—	(763)	—	(763)
Repurchases of common stock	(2)	(40)	(958)	—	(1,000)
Stock-based awards, ESOP activity and other	1	40	—	—	41
Balance at March 31, 2024	$239	$—	$15,222	$(8,811)	$6,650
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
We close our books and records on the last Sunday of each interim calendar quarter, which was on March 30 for the first quarter of 2025 and March 31 for the first quarter of 2024, to align our financial closing with our business processes. The consolidated financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods; our fiscal year ends on December 31.
The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the full year or future periods. Unless otherwise noted, we present all per share amounts cited in these consolidated financial statements on a “per diluted share” basis. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Form 10-K).
NOTE 2 - EARNINGS PER COMMON SHARE
The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended
	March 30, 2025	March 31, 2024
Weighted average common shares outstanding for basic computations	234.4	240.7
Weighted average dilutive effect of equity awards	0.9	0.9
Weighted average common shares outstanding for diluted computations	235.3	241.6
We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units (RSUs) and performance stock units (PSUs) based on the treasury stock method. There were no significant anti-dilutive equity awards during the quarters ended March 30, 2025 and March 31, 2024. Basic and diluted weighted average common shares outstanding decreased in 2025 compared to 2024 due to share repurchases. See “Note 9 - Stockholders’ Equity” for more information.
NOTE 3 - INFORMATION ON BUSINESS SEGMENTS
Our operations are organized into four business segments, which also comprise our reportable segments:

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Aeronautics, Missiles and Fire Control (MFC), Rotary and Mission Systems (RMS) and Space. We generally organize our business segments based on the nature of products and services offered.
Our chief operating decision maker (CODM) consists of the Chairman, President and Chief Executive Officer and the Chief Operating Officer. The CODM is responsible for allocating resources and assessing the performance of our consolidated enterprise and business segments. The profitability measure the CODM uses to allocate resources and assess segment performance is segment operating profit (and related margin rate, calculated as segment operating profit divided by sales), which is compared to historical and forecasted amounts on a regular basis.
Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended
	March 30, 2025	March 31, 2024
Sales
Aeronautics	$7,057	$6,845
Missiles and Fire Control	3,373	2,993
Rotary and Mission Systems	4,328	4,088
Space	3,205	3,269
Total sales	$17,963	$17,195
Operating costs and expenses
Aeronautics	$6,337	$6,170
Missiles and Fire Control	2,908	2,686
Rotary and Mission Systems	3,858	3,665
Space	2,821	2,966
Total operating costs and expenses	$15,924	$15,487
Operating profit (a)
Aeronautics	$720	$679
Missiles and Fire Control	465	311
Rotary and Mission Systems	521	430
Space	379	325
Total business segment operating profit	2,085	1,745
Unallocated items
FAS/CAS pension operating adjustment	379	406
Intangible asset amortization expense	(64)	(61)
Other, net	(28)	(61)
Total unallocated items	287	284
Total consolidated operating profit	$2,372	$2,029
Intersegment sales
Aeronautics	$89	$70
Missiles and Fire Control	169	202
Rotary and Mission Systems	564	586
Space	83	107
Total intersegment sales	$905	$965
(a)Operating profit by segment includes certain immaterial items, such as other income (primarily equity earnings) that are not presented separately in the table. Accordingly, the difference between sales less operating costs and expenses may not equal operating profit by segment.
Segment results exclude intersegment transactions as these activities are eliminated in consolidation and are not considered in assessing the performance of each segment. As described below, segment operating profit also excludes other transactions that are not part of management’s evaluation of segment operating performance, which are included in “Unallocated items” to reconcile total segment operating profit to consolidated amounts. Business segment operating profit

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
includes our share of earnings or losses from equity method investees as the operating activities of the equity method investees are closely aligned with the operations of our business segments.
Unallocated Items
Business segment operating profit excludes the FAS/CAS pension operating adjustment described below, a portion of corporate costs not considered allowable or allocable to contracts with the U.S. Government under the applicable U.S. Government Cost Accounting Standards (CAS) or Federal Acquisition Regulations (FAR), and other items not considered part of management’s evaluation of segment operating performance such as a portion of management and administration costs, legal fees and settlements, stock-based compensation expense, changes in the fair value of assets and liabilities for deferred compensation plans, retiree benefits, significant severance charges, significant asset impairments, gains or losses from divestitures, intangible asset amortization expense, and other miscellaneous corporate activities. Collectively these items are included in “Unallocated items” to reconcile total segment to consolidated operating profit. See “Note 10 - Other” for a discussion related to certain factors that may impact the comparability of sales and operating profit of our business segments.
FAS/CAS Pension Operating Adjustment
Our business segment results of operations include pension expense as calculated under CAS, which we refer to as CAS pension cost. We recover CAS pension and other postretirement benefit plan cost through the pricing of our products and services on U.S. Government contracts and, therefore, recognize CAS pension cost in each business segments’ sales and operating costs and expenses. Our consolidated financial statements must present pension and other postretirement benefit plan (expense) income calculated in accordance with Financial Accounting Standards (FAS) requirements under U.S. GAAP. The FAS/CAS pension operating adjustment represents the difference between CAS pension cost included in segment operating income and the service cost component of FAS pension (expense) income included in consolidated operating profit. To the extent that CAS pension cost exceeds the service cost component of FAS pension (expense) income we have a favorable FAS/CAS pension operating adjustment. The non-service FAS pension (expense) income components are included in non-service FAS pension (expense) income on our consolidated statements of earnings.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Disaggregation of Sales
Sales by products and services, contract type, customer, and geographic region were as follows (in millions):

	Quarter Ended March 30, 2025
	Aeronautics	MFC	RMS	Space	Total
Sales
Products	$5,746	$3,017	$3,496	$2,677	$14,936
Services	1,311	356	832	528	3,027
Total sales	$7,057	$3,373	$4,328	$3,205	$17,963
Sales by contract type
Fixed-price	$4,713	$2,440	$2,660	$942	$10,755
Cost-reimbursable	2,344	933	1,668	2,263	7,208
Total sales	$7,057	$3,373	$4,328	$3,205	$17,963
Sales by customer
U.S. Government	$4,642	$2,391	$2,787	$3,129	$12,949
International (a)	2,405	978	1,468	71	4,922
U.S. commercial and other	10	4	73	5	92
Total sales	$7,057	$3,373	$4,328	$3,205	$17,963
Sales by geographic region
United States	$4,652	$2,395	$2,860	$3,134	$13,041
Europe	1,247	395	304	22	1,968
Asia Pacific	840	224	633	47	1,744
Middle East	148	342	212	2	704
Other	170	17	319	—	506
Total sales	$7,057	$3,373	$4,328	$3,205	$17,963

	Quarter Ended March 31, 2024
	Aeronautics	MFC	RMS	Space	Total
Sales
Products	$5,592	$2,664	$3,241	$2,699	$14,196
Services	1,253	329	847	570	2,999
Total sales	$6,845	$2,993	$4,088	$3,269	$17,195
Sales by contract type
Fixed-price	$4,584	$1,996	$2,477	$900	$9,957
Cost-reimbursable	2,261	997	1,611	2,369	7,238
Total sales	$6,845	$2,993	$4,088	$3,269	$17,195
Sales by customer
U.S. Government	$4,666	$2,167	$2,840	$3,162	$12,835
International (a)	2,152	824	1,162	68	4,206
U.S. commercial and other	27	2	86	39	154
Total sales	$6,845	$2,993	$4,088	$3,269	$17,195
Sales by geographic region
United States	$4,693	$2,169	$2,926	$3,201	$12,989
Europe	1,211	245	269	18	1,743
Asia Pacific	636	187	540	46	1,409
Middle East	203	370	162	4	739
Other	102	22	191	—	315
Total sales	$6,845	$2,993	$4,088	$3,269	$17,195

(a)International sales include foreign military sales (FMS) contracted through the U.S. Government and direct commercial sales to international governments and other international customers.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Our Aeronautics business segment includes our largest program, the F-35 Lightning II, an international multi-role, multi-variant, stealth fighter aircraft. Sales for the F-35 program represented approximately 25% of our total consolidated sales for the quarters ended both March 30, 2025 and March 31, 2024.
Assets
Total assets for each of our business segments were as follows (in millions):

	March 30, 2025	December 31, 2024
Assets
Aeronautics	$14,130	$13,223
Missiles and Fire Control	6,140	5,952
Rotary and Mission Systems	17,199	17,025
Space	7,617	7,388
Total business segment assets	45,086	43,588
Corporate assets (a)	11,583	12,029
Total assets	$56,669	$55,617
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

	March 30, 2025	December 31, 2024
Contract assets	$14,677	$12,957
Contract liabilities	9,375	9,795
Contract assets are primarily driven by the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations for which we have not yet billed our customers. During the quarter ended March 30, 2025, contract assets increased $1.7 billion primarily due to the F-35 program at Aeronautics and the Black Hawk program at RMS. There were no significant credit or impairment losses related to our contract assets during the quarters ended March 30, 2025 and March 31, 2024.
Contract liabilities decreased $420 million during the quarter ended March 30, 2025, primarily due to revenue recognized in excess of payments received on performance obligations. During the quarter ended March 30, 2025, we recognized $3.2 billion of our contract liabilities at December 31, 2024 as revenue. During the quarter ended March 31, 2024, we recognized $2.4 billion of our contract liabilities at December 31, 2023 as revenue.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
NOTE 5 - INVENTORIES
Inventories consisted of the following (in millions):

	March 30, 2025	December 31, 2024
Materials, spares and supplies	$679	$661
Work-in-process	2,720	2,617
Finished goods	200	196
Total inventories	$3,599	$3,474
Costs incurred to fulfill a contract in advance of the contract being awarded are included in inventories as work-in-process if we determine that those costs relate directly to a contract or to an anticipated contract that we can specifically identify and determine that the contract award is probable, the costs generate or enhance resources that will be used in satisfying performance obligations, and the costs are recoverable (referred to as pre-contract costs). These advance procurement costs are generally incurred in order to enhance our ability to achieve schedule and certain customer milestones. Pre-contract costs that are initially capitalized in inventory are eventually generally recognized as operating costs consistent with the transfer of products and services to the customer upon the receipt of the anticipated contract. All other pre-contract costs, including start-up costs, are expensed as incurred. As of March 30, 2025 and December 31, 2024, $1.6 billion and $1.5 billion of pre-contract costs (primarily F-35 and classified programs at Aeronautics) were included in work-in-process inventories.
NOTE 6 - POSTRETIREMENT BENEFIT PLANS
The pretax FAS (expense) income related to our qualified defined benefit pension plans consisted of the following (in millions):

	Quarters Ended
	March 30, 2025	March 31, 2024
Qualified defined benefit pension plans
Operating:
Service cost	$(13)	$(15)
Non-operating:
Interest cost	(368)	(349)
Expected return on plan assets	360	393
Amortization of actuarial losses	(78)	(65)
Amortization of prior service (costs) credits	(12)	37
Non-service FAS pension (expense) income	(98)	16
Total FAS pension (expense) income	$(111)	$1
We record the service cost component of FAS (expense) income for our qualified defined benefit pension plans in consolidated operating profit and the non-service components in non-service FAS pension (expense) income on our consolidated statements of earnings.
Total FAS income for our other postretirement benefit plans was not material during the quarter ended March 30, 2025 and March 31, 2024 and is part of other non-operating income, net on our consolidated statements of earnings.
The required funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended, along with consideration of CAS and Internal Revenue Code rules. We made no contributions to our qualified defined benefit pension plans during the quarters ended March 30, 2025 and March 31, 2024.

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
Although we cannot predict the outcome of legal or other proceedings with certainty, where there is at least a reasonable possibility that a loss may be incurred, GAAP requires us to disclose an estimate of the reasonably possible loss or range of loss or make a statement that such an estimate cannot be made. We follow a thorough process in which we seek to estimate the reasonably possible loss or range of loss, and only if we are unable to make such an estimate do we conclude and disclose that an estimate cannot be made. Accordingly, unless otherwise indicated below in our discussion of legal proceedings, a reasonably possible loss or range of loss associated with any individual legal proceeding cannot be estimated.
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
Environmental Matters
We are involved in proceedings and potential proceedings relating to soil, sediment, surface water, and groundwater contamination, disposal of hazardous substances, and other environmental matters at several of our current or former facilities, other facilities for which we may have contractual responsibility, and at third-party sites where we have been designated as a potentially responsible party (PRP). These proceedings could result in fines, penalties, cost reimbursements or contributions, compensatory or treble damages or non-monetary sanctions or relief.
Based on our estimates, at March 30, 2025 and December 31, 2024, the aggregate amount of liabilities recorded relative to environmental remediation matters was $672 million and $677 million, most of which are recorded in other noncurrent liabilities on our consolidated balance sheets. We have recorded assets for the portion of environmental costs that are probable of future recovery totaling $614 million and $619 million at March 30, 2025 and December 31, 2024, most of which are recorded in other noncurrent assets on our consolidated balance sheets.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
We are monitoring or investigating a number of former and presently operating facilities for potential future remediation. We perform quarterly reviews of the status of our environmental remediation sites and the related liabilities and receivables. Additionally, in our quarterly reviews, we consider various factors in estimating the timing and amount of any future costs that may be required for remediation activities, as we cannot reasonably determine the extent of our financial exposure in all cases. We project costs and recovery of costs over approximately 20 years.
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
Letters of Credit, Surety Bonds and Third-Party Guarantees
We have entered into standby letters of credit and surety bonds issued on our behalf by financial institutions, and we have directly issued guarantees to third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. We had total outstanding letters of credit and surety bonds aggregating $2.6 billion and $2.7 billion at March 30, 2025 and December 31, 2024.
Additionally, we may guarantee the contractual performance of third parties such as joint venture partners. At March 30, 2025 and December 31, 2024, third-party guarantees totaled $112 million and $351 million, of which approximately 84% and 30% related to guarantees of contractual performance of joint ventures to which we currently are or previously were a party. These amounts represent our estimate of the maximum amounts we would expect to incur upon the contractual non-performance of the joint venture, joint venture partners or divested businesses. Generally, we also have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner. Third-party guarantees do not include guarantees issued on behalf of subsidiaries and other consolidated entities.
In determining our exposures, we evaluate the reputation, performance on contractual obligations, technical capabilities and credit quality of our current and former joint venture partners and the transferee under novation agreements all of which include a guarantee as required by the FAR. At March 30, 2025 and December 31, 2024, there were no material amounts recorded in our financial statements related to third-party guarantees or novation agreements.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
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
NOTE 8 - FAIR VALUE MEASUREMENTS
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	March 30, 2025			December 31, 2024
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Mutual funds	$1,021	$1,021	$—	$1,072	$1,072	$—
U.S. Government securities	81	—	81	116	—	116
Other securities	652	324	328	645	342	303
Derivatives	36	—	36	9	—	9
Liabilities
Derivatives	154	—	154	196	—	196
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
We also make investments in companies that we believe are advancing or developing new technologies applicable to our business. These investments are primarily in early-stage companies and may be in the form of common or preferred stock, warrants, convertible debt securities, investments in funds or equity method investments. All of these investments are in securities without readily determinable fair values (privately held securities), which are measured initially at cost and are then adjusted only if there is an observable price change or reduced for impairment, if applicable. The carrying amounts of the investments were $573 million and $600 million at March 30, 2025 and December 31, 2024. Due to adjustments in valuation and/or sales of investments, we recorded net gains that were immaterial for the quarters ended both March 30, 2025 and March 31, 2024.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
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
The aggregate notional amount of our outstanding interest rate swaps was $1.3 billion at both March 30, 2025 and December 31, 2024. The aggregate notional amount of our outstanding foreign currency hedges was $7.7 billion and $7.5 billion at March 30, 2025 and December 31, 2024. The fair values of our outstanding interest rate swaps and foreign currency hedges at March 30, 2025 and December 31, 2024 were not significant. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters ended March 30, 2025 and March 31, 2024. The impact of derivative instruments on our consolidated statements of cash flows is included in net cash provided by operating activities. Substantially all of our derivatives are designated for hedge accounting.
In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $20.2 billion at both March 30, 2025 and December 31, 2024. The outstanding principal amount of debt, including short-term and long-term debt, was $21.6 billion at both March 30, 2025 and December 31, 2024, excluding $1.3 billion of unamortized discounts and issuance costs at both March 30, 2025 and December 31, 2024. The estimated fair values of our outstanding debt were determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates and credit spreads (Level 2).
NOTE 9 - STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
During the quarter ended March 30, 2025, we repurchased 1.7 million shares of our common stock in open market purchases for $750 million. The total remaining authorization for future common stock repurchases under our share repurchase program was $8.6 billion as of March 30, 2025. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.
Dividends
We paid cash dividends of $796 million ($3.30 per share) during the quarter ended March 30, 2025. The total amount of dividends declared may differ from the total amount of dividends paid during a period due to the timing of dividend-equivalents paid on RSUs and PSUs. These dividend-equivalents are accrued during the vesting period and are paid upon the vesting of the RSUs and PSUs, which primarily occurs in the first quarter each year.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Accumulated Other Comprehensive Loss
Changes in the balance of AOCL, net of tax, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL
Balance at December 31, 2024	$(8,288)	$(164)	$(8,452)
Other comprehensive income before reclassifications	—	58	58
Amounts reclassified from AOCL
Amortization of net actuarial losses (a)	55	—	55
Amortization of net prior service costs (a)	9	—	9
Other	—	7	7
Total reclassified from AOCL	64	7	71
Total other comprehensive income	64	65	129
Balance at March 30, 2025	$(8,224)	$(99)	$(8,323)

Balance at December 31, 2023	$(8,704)	$(99)	$(8,803)
Other comprehensive (loss) before reclassifications	—	(41)	(41)
Amounts reclassified from AOCL
Amortization of net actuarial losses (a)	47	—	47
Amortization of net prior service credits (a)	(28)	—	(28)
Other	—	14	14
Total reclassified from AOCL	19	14	33
Total other comprehensive income (loss)	19	(27)	(8)
Balance at March 31, 2024	$(8,685)	$(126)	$(8,811)

(a)Reclassifications from AOCL related to postretirement benefit plans were recorded as a component of FAS (expense) income for each period presented.
NOTE 10 - OTHER
Contract Estimates
We generate sales from long-term contracts for the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. Substantially all of our sales are recognized over time using the percentage-of-completion cost-to-cost measure of progress. Under the percentage-of-completion cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs to complete the product or service. Certain sales are recognized at a point in time, which typically occurs upon customer acceptance or receipt of the product or service.
Significant judgments and assumptions are made in estimating contract sales, costs, and profit. We estimate profit as the difference between total estimated sales and total estimated costs to complete the contract and recognize that profit as costs are incurred (over time sales recognition) or when the customer accepts the product or service (point in time sales recognition). Contract sales may include estimates of variable consideration, including cost or performance incentives (such as award and incentive fees), un-priced change orders, requests for equitable adjustment (REAs), and contract claims. Variable consideration is included in total estimated sales to the extent it is probable that a significant reversal in the amount of cumulative sales recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We estimate variable consideration as the most likely amount to which we expect to be entitled. Contract costs include significant estimates related to labor, subcontractors, materials, overhead, general and administrative expenses, and costs to fulfill our industrial cooperation agreements, sometimes referred to as offset or localization agreements, required under certain contracts with international customers. Significant estimates related to costs include the complexity and scope of the work to be performed, labor productivity and availability, labor rates including terms of collective bargaining arrangements, execution by our subcontractors, the availability and cost of materials including any impact from changing costs or inflation, the length of time to complete the performance obligation,

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
overhead and general and administrative cost rates, and estimated useful lives of components and assets, among others. In particular, fixed-price development programs involve significant management judgment, as development contracts by nature have elements that have not been done before and thus, are highly subject to future unexpected changes in estimates as described below.
At the outset of a long-term contract, we identify and monitor risks to the achievement of the technical, schedule and cost aspects of the contract, as well as our ability to earn variable consideration, and assess the effects of those risks on our estimates of sales and total costs to complete the contract. The estimates consider the technical requirements (e.g., a newly developed product versus a mature product), the schedule and associated tasks (e.g., the number and type of milestone events) and costs (e.g., labor, subcontractors, materials, overhead, general and administrative expenses, and offset or localization agreements). The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements, schedule and costs in the initial estimated total costs to complete the contract. We review our estimates related to sales, cost, and profit for each contract at least annually or when a change in circumstances warrants a modification to a previous estimate. For significant contracts, we review our estimates more frequently. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. Profit booking rates may increase during the performance of the contract if we successfully retire risks related to earning variable consideration and/or the technical, schedule and cost aspects of the contract, which decreases the estimated total costs to complete the contract or may increase the variable consideration we expect to receive on the contract, which we refer to as favorable profit booking rate adjustments. Conversely, our profit booking rates may decrease if the estimated total costs to complete the contract increase or our estimates of variable consideration we expect to receive decrease, which we refer to as unfavorable profit booking rate adjustments.
We recognize changes in estimated contract sales or costs and the resulting changes in contract profit on a cumulative basis. Cumulative profit booking rate adjustments represent the cumulative effect of the changes on current and prior periods; sales and operating margins in future periods are recognized as if the revised estimates had been used since contract inception. Profit booking rate adjustments can have a significant effect on our financial statements and affect the comparability of our segment sales, operating profit and operating margin. Segment operating profit and margin can also be impacted favorably or unfavorably by, for example, certain items such as the positive resolution of contractual matters, cost recoveries on severance and restructuring, insurance recoveries and gains on sales of assets, as well as unfavorable items including the adverse resolution of contractual matters, supply chain disruptions, restructuring charges (except for significant severance actions, which are excluded from segment operating results), reserves for disputes, certain asset impairments, and losses on sales of certain assets. When estimates of total costs to be incurred on a contract exceed total estimates of the transaction price, a provision for the entire loss is determined at the contract level and is recorded in the period in which the loss is evident, which we refer to as a reach-forward loss.
The following table presents the effect of profit booking rate adjustments on our financial results (in millions):

	Quarters Ended
	March 30, 2025	March 31, 2024
Sales	$496	$272
Segment operating profit	480	195
% of segment operating profit	23%	11%
Net earnings	379	154
Diluted earnings per share	1.61	0.64
During the quarter ended March 30, 2025, we recorded $185 million of adjustments resulting from favorable performance upon completion on certain commercial civil space programs at Space and a classified program at Aeronautics. During the quarter ended March 31, 2024, we recognized a reach-forward loss of $100 million on a classified program at our MFC business segment.
We have various development programs for new and upgraded products, services, and related technologies which have complex design and technical challenges. This development work is inherently uncertain and subject to significant

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
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
We have experienced performance issues on an existing classified program at our Aeronautics business segment. The initial phase is on a fixed-price incentive fee contract with options for additional phases. Phases within the program involve highly complex design and systems integration and we have periodically recognized reach-forward losses. As of March 30, 2025, cumulative losses recognized to date on this program remained at approximately $825 million. We will continue to proactively manage the technical requirements and our performance, the remaining work and any future changes in scope or schedule, and estimated costs to complete the program, including future phases. We may need to record additional losses in future periods if we experience further performance issues, increases in scope, or cost growth. Any such losses could be material to our financial results. We and our industry team will continue to incur advanced procurement costs (also referred to as pre-contract costs) to enhance our ability to achieve the schedule and certain milestones which could be significant. We will monitor the recoverability of pre-contract costs, which could be impacted by our assessment of the customer’s decision regarding the funding of future phases of the program.
Our MFC business segment has been performing under a competitively bid classified contract, which includes a cost-reimbursable base contract for the initial phase of the program and multiple fixed-price options for additional phases. We previously disclosed that the options may be exercised over the next several years and if performed expect they would each be at a loss. During the first quarter of 2024, we concluded it was probable that the first option would be exercised and recognized a reach-forward loss of approximately $100 million. During the fourth quarter of 2024, we again assessed the likelihood that additional options may be exercised and concluded then that it is probable that all options will be exercised based on performance to date, future requirements of the program, discussions with the customer and suppliers, and anticipated customer funding, among other factors, resulting in the recognition of additional reach-forward losses of approximately $1.31 billion. As of March 30, 2025, cumulative losses recognized on the program remained at approximately $1.46 billion in total, of which, $1.33 billion remained accrued in other current liabilities in our consolidated balance sheet.
We have contracted with the Canadian government for the Canadian Maritime Helicopter Program (CMHP) at our RMS business segment that provides for design, development, and production of CH-148 aircraft (the Original Equipment contract), which is a military variant of the S-92 helicopter, and for logistical support to the fleet (the In Service Support contract) over an extended time period. During 2024, we entered into a modification to the In Service Support contract to better align contract scope with the Canadian government’s need and we continue to engage in discussions with the Canadian government to potentially restructure certain contractual terms and conditions that may be beneficial to both parties. Under the contract terms as modified, future sales and recovery of costs, including about $935 million of contract assets on the balance sheet, are dependent upon the Royal Canadian Air Force’s flight hours and program costs and performance as well as the outcome of any restructuring discussions. However, any restructuring discussions may be prolonged or unsuccessful and are dependent upon Canadian government resources and priorities and other factors outside of our control, such as trade relations with the United States. As of March 30, 2025, cumulative losses remained at approximately $100 million. Future performance issues or changes in our estimates may affect our ability to recover our costs, including recovery of the contract assets recognized on the balance sheet and our assessment of the reach-forward loss, and potential damages, which could be material to our operating results.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
We also have a number of contracts with Türkish industry for the Türkish Utility Helicopter Program (TUHP), which anticipates co-production with Türkish industry for production of T70 helicopters for use in Türkiye, as well as the related provision of Türkish goods and services under buy-back or offset obligations, to include the future sales of helicopters built in Türkiye for sale globally. In 2020, the U.S. Government imposed certain sanctions on Türkish entities and persons that have affected our ability to perform under the TUHP contracts. We have provided force majeure notices under the affected contracts and partially stopped work on TUHP effective October 5, 2024. We have been in discussions with our customer regarding the path forward for the program in light of the continued impact of the sanctions on our ability to perform under the TUHP contracts and our decision to partially stop work. However we have been unable to reach an agreement to date and our customer has asserted that we do not have the contractual right to stop work and that our decision to stop work may lead to a termination for default and assessment of penalties and damages. As of March 30, 2025, cumulative losses related to development work for the program remained insignificant and the program remains in a contract liability position on the balance sheet. The TUHP contracts may be negotiated to be restructured or terminated, either in whole or in part and as a result, we could be at risk of recording significant reach-forward losses in future periods. Additionally, if we are unable to reach an agreement in the near term, we or our customer could elect to pursue other relief or remedies, which could result in a further reduction in sales, the imposition of penalties or assessment of damages, including the drawdown by the customer of letters of credit and performance bonds, and increased unrecoverable costs, which could be material to our financial results and cash flows.
Backlog
Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. It is converted into sales in future periods as work is performed or deliveries are made. For our cost-reimbursable and fixed-priced-incentive contracts, the estimated consideration we expect to receive pursuant to the terms of the contract may exceed the contractual award amount. The estimated consideration is determined at the outset of the contract and is continuously reviewed throughout the contract period. In determining the estimated consideration, we consider the risks related to the technical, schedule and cost impacts to complete the contract and an estimate of any variable consideration. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of March 30, 2025, our ending backlog was $173.0 billion. We expect to recognize approximately 38% of our backlog over the next 12 months and a total of approximately 64% over the next 24 months as revenue with the remainder recognized thereafter.
Income Taxes
Our effective income tax rates were 15.9% and 15.8% for the quarters ended March 30, 2025 and March 31, 2024. The rates for all periods benefited from research and development tax credits, tax deductions for foreign derived intangible income, dividends paid to our defined contribution plans with an employee stock ownership plan feature and employee equity awards.
NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires entities to disclose certain expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization, by caption. Additionally, entities must provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The amendments are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The ASU will impact only our disclosures and not our financial condition or results of operations. We are currently evaluating when we will adopt the ASU.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires public business entities to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. The new standard is effective for annual periods beginning after

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
December 15, 2024, and may be applied prospectively or retrospectively. We will adopt this ASU prospectively for the period ending December 31, 2025, and it will impact only our disclosures, with no impacts to our financial condition or results of operations.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lockheed Martin Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Lockheed Martin Corporation (the Company) as of March 30, 2025, the related consolidated statements of earnings, comprehensive income, cash flows and equity for the quarters ended March 30, 2025 and March 31, 2024, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024, the related consolidated statements of earnings, comprehensive income, cash flows and equity for the year then ended, and the related notes (not presented herein); and in our report dated January 28, 2025, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
/s/ Ernst & Young LLP
Tysons, Virginia
April 22, 2025

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and notes to consolidated financial statements herein and with our Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Form 10-K).
BUSINESS OVERVIEW
We are a global aerospace and defense company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics, system integration and cybersecurity services. Our main areas of focus are in defense, space, intelligence, homeland security and information technology, including cybersecurity. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. During the quarter ended March 30, 2025, 72% of our $18.0 billion in sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 63% from the Department of Defense (DoD)), 27% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government) and 1% were from U.S. commercial and other customers.
Global Security
We operate in a complex and evolving global security environment. Conflicts or tensions in areas such as Europe, the Middle East, and the Pacific region have heightened tensions and highlighted security requirements globally, including these regions as well as the U.S. Although these tensions and conflicts may drive interest in specific products or services as countries seek to improve their security posture, our business primarily operates on a long-cycle basis. As a result, the U.S. Government has been broadly focused on increasing industry capacity to meet long-term demand. We continue to work with the U.S. Government, international partners, and our supply chain to increase capacity and enhance our ability to scale our operations to anticipate potential demand, deliver critical capabilities, and replenish depleted U.S. and allied stockpiles of products that have been used over the past several years.
Global Economic and Geopolitical Environment
Our business and financial performance is impacted by general economic conditions including inflationary pressures, delays and disruptions in supply chains, business slowdowns or shutdowns, workforce challenges and labor shortfalls, and market volatility. These macroeconomic factors have contributed, and may continue to contribute, to increased costs, delays, disruptions and other performance challenges, as well as increased competing demands for limited resources to address such increased costs and other challenges, for our company, our suppliers and partners, and our customers.
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
For additional risks to the company related to the supply chain and availability of materials, see Part I, Item IA, “Risk Factors” of our 2024 Form 10-K.
Recent Developments in Trade and Regulatory Policies
Certain materials and component parts that go into making our products are imported into the U.S. and are subject to tariffs, sanctions, embargoes, export and import controls, and other trade restrictions. The U.S. Government is in the process of, or has announced its intent to, increase current tariffs, impose additional tariffs, and expand tariffs on goods imported from various countries. For example, in April 2025, the U.S. Government imposed broad new tariffs, including a baseline 10% tariff on all imports and a 25% tariff on imports of steel and aluminum products from all countries, and significantly higher tariffs on goods from specific countries such as Canada and Mexico. We also export certain products to other countries that may take actions in response to these tariffs. For example, Canada has imposed a 25% surtax on certain U.S. goods. In addition, recent government actions relating to rare earth minerals used in certain of our products, including U.S. Government orders on the import on such minerals and the imposition of export controls on such minerals by China, may constrain the availability of those materials over time. Significant changes in tax, trade, or other policies either in the U.S. or other countries, as well as any fluctuation in foreign exchange rates as a result of such activity, could materially increase our tax burden, the price we pay for materials and component parts, the price our customers pay, and result in delays in products received or non-delivery from our vendors as well as impact the availability of materials (including rare earth minerals), which could materially impact our business and financial results. We are pursuing available options to fully or substantially mitigate the impact of the increased tariffs or any future tariffs, including seeking exclusions, through drawbacks, refunds, recovering the costs in the pricing of our products, or securing alternative sources of materials or products. However, there could be a near term impact on cash flows due to the timing of when tariffs are paid compared to when such costs may be refunded or recovered. The tariffs that have been enacted or expanded by the U.S. or other countries did not materially impact our business or financial results for the quarter ended March 30, 2025. We are currently evaluating the potential future impacts of the imposition of the announced tariffs to our business and financial condition. At this time, we do not believe that the tariffs announced by the U.S. or actions taken in response to these tariffs by other countries will have a material adverse effect upon our results of operations, financial condition, or cash flows. However, the actual impact of the new tariffs is subject to a number of factors including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any countermeasures that the target countries may take, how our Tier 1 and Tier 2 suppliers react, possible substitution effects, possible duty drawbacks, and any mitigating actions that may become available.
In addition, the President has issued multiple Executive Orders, including two that are intended to (i) simplify and accelerate the procurement process through a review and restructuring of the Federal Acquisition Regulation (FAR), and its supplements and (ii) modernize defense acquisitions by promoting commercial solutions, innovative acquisition authorities, and other existing streamlined processes. Among the actions directed by the President is a review of major defense acquisition programs that are more than 15% behind schedule or over budget, including identifying any programs for potential cancellation. While the impact of these reforms on our business is uncertain, they could potentially lead to changes in the way we interact with the U.S. Government, and we will continue to monitor and assess their effects on our business and financial results. Should the U.S. Government review one or more major defense programs in which we provide products and/or services, and this review leads to a full or partial cancellation of one of these programs, this could have an adverse effect on our business, financial condition, results of operations and cash flows.
For additional risks to the company related to the geopolitical and economic environment, see Part I, Item 1A, “Risk Factors” of our 2024 Form 10-K.
U.S. Government Budget Environment
Our primary customer is the U.S. Government, from which we derive 72% of our sales, including 63% from the U.S. DoD. Funding for U.S. Government programs is subject to a variety of factors that can affect our business, including the administration’s budget requests and procurement priorities and policies, annual congressional budget authorization and appropriation processes, and other U.S. Government domestic and international priorities. U.S. Government spending levels, particularly defense spending, and timely funding thereof can affect our financial performance over the short and long term.

On March 15, 2025, the President signed into law the Full-Year Continuing Appropriations and Extensions Act, 2025 (the Act), which funds the U.S. Government under a continuing resolution through September 30, 2025, its fiscal year (FY) end. In total, the FY 2025 continuing resolution funding is roughly equivalent to the U.S. Government’s FY 2024 funding with a few anomalies and other smaller shifts in funding between appropriations titles. The Act increases the DoD FY 2025 base budget by $6 billion to a total of $831.5 billion, while reducing nondefense spending. Unlike other continuing resulting funding measures, the Act provides the DoD conditional authority to permit new program starts as long as they were included in the FY 2025 House or FY 2025 Senate appropriation bills and $8 billion in flexible funding, furthering the flexibility of DoD operating under a CR.
It is anticipated the Administration’s budget request for FY 2026 will be submitted to Congress in the coming months, which will initiate the FY 2026 defense authorization and appropriations legislative process. Congress will need to approve or revise the Administration’s FY 2026 budget proposal through enactment of appropriations bills and other policy legislation, which would then require final approval from the President in order for the FY 2026 budget to become law and complete the budget process.
We anticipate the federal budget, debt ceiling, regulatory environment, and potential tax reform will continue to be subject to debate and compromise shaped by, among other things, the new Administration and Congress, heightened political tensions, the global security environment, inflationary pressures, and macroeconomic conditions. The result may be shifting funding priorities, which could have material impacts on defense spending broadly and our programs. Additionally, the administration continues to take steps to evaluate government-wide and defense-specific staffing and procurement, which includes assessing mission priorities, procurement methods, program performance, and other factors and then potentially taking action based on those assessments. Those actions remain uncertain and could result in impacts to both our current and future business prospects and financial performance.
See also the discussion of U.S. Government funding risks, in Part I, Item 1A, “Risk Factors” included in our 2024 Form 10-K.
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
Our consolidated results of operations were as follows (in millions, except per share data):

	Quarters Ended
	March 30, 2025	March 31, 2024
Sales	$17,963	$17,195
Operating costs and expenses	(15,640)	(15,202)
Gross profit	2,323	1,993
Other income, net	49	36
Operating profit	2,372	2,029
Interest expense	(268)	(255)
Non-service FAS pension (expense) income	(98)	16
Other non-operating income, net	30	45
Earnings before income taxes	2,036	1,835
Income tax expense	(324)	(290)
Net earnings	$1,712	$1,545
Diluted earnings per common share	$7.28	$6.39

Certain amounts reported in other income, net, including our share of earnings or losses from equity method investees, are included in the operating profit of our business segments. Accordingly, such amounts are included in the discussion of our business segment results of operations.
Sales
We generate sales from the delivery of products and services to our customers. Our consolidated sales were as follows (in millions):

	Quarters Ended
	March 30, 2025	March 31, 2024
Products	$14,936	$14,196
% of total sales	83.1%	82.6%
Services	3,027	2,999
% of total sales	16.9%	17.4%
Total sales	$17,963	$17,195
Substantially all of our contracts are accounted for using the percentage-of-completion cost-to-cost method. Under the percentage-of-completion cost-to-cost method, we record sales on contracts over time based upon our progress towards completion on a particular contract, as well as our estimate of the profit to be earned at completion. The following discussion of material changes in our consolidated sales should be read in tandem with the subsequent discussion of changes in our consolidated operating costs and expenses and our business segment results of operations because changes in our sales are typically accompanied by a corresponding change in our operating costs and expenses due to the nature of the percentage-of-completion cost-to-cost method.
Product Sales
Product sales increased $740 million, or 5%, during the quarter ended March 30, 2025, compared to the same period in 2024. The increase was primarily attributable to higher product sales of approximately $355 million at MFC, $255 million at RMS and $155 million at Aeronautics. Higher product sales at MFC were due to production ramp-up on Joint Air-to-Surface Standoff Missile (JASSM), Long Range Anti-Ship Missile (LRASM), and precision fires programs. Higher product sales at RMS were due to higher volume on the Canadian Surface Combatant (CSC) and Black Hawk programs. Higher product sales at Aeronautics were due to higher volume on F-35 production contracts.
Service Sales
Service sales during the quarter ended March 30, 2025 were comparable to the same period in 2024.

Operating Costs and Expenses
Operating costs and expenses, for both products and services, consist of materials, labor, subcontracting costs and an allocation of indirect costs (overhead and general and administrative), as well as the costs to fulfill our industrial cooperation agreements, sometimes referred to as offset agreements, required under certain contracts with international customers. For each of our contracts, we monitor the nature and amount of costs at the contract level, which form the basis for estimating our total costs to complete the contract.
Our consolidated operating costs and expenses were as follows (in millions):

	Quarters Ended
	March 30, 2025	March 31, 2024
Operating costs and expenses – products	$(13,284)	$(12,884)
% of product sales	88.9%	90.8%
Operating costs and expenses – services	(2,640)	(2,603)
% of service sales	87.2%	86.8%
Other unallocated, net	284	285
Total operating costs and expenses	$(15,640)	$(15,202)
The following discussion of material changes in our consolidated operating costs and expenses for products and services should be read in tandem with the preceding discussion of changes in our consolidated sales and our business segment results of operations. Except for potential impacts to our programs resulting from supply chain disruptions, inflation, and tariffs, we have not identified any additional developing trends in operating costs and expenses for products and services that could have a material impact on our future operations.
Product Costs
Product costs increased $400 million, or 3%, during the quarter ended March 30, 2025, compared to the same period in 2024. The increase was primarily attributable to higher product costs of approximately $200 million at MFC, $195 million at RMS and $115 million at Aeronautics. Higher product costs at MFC, RMS and Aeronautics were due to higher volume and production ramp up as described above in “Product Sales”.
Service Costs
Service costs during the quarter ended March 30, 2025 were comparable to the same period in 2024.
Other Unallocated, Net
Other unallocated, net primarily includes the FAS/CAS pension operating adjustment (which represents the difference between total CAS pension cost recorded in our business segments’ results of operations and the service cost component of FAS pension (expense) income), stock-based compensation expense, changes in the fair value of assets and liabilities for deferred compensation plans, intangible asset amortization expense and other corporate costs. These items are not allocated to the business segments and, therefore, are not allocated to operating costs and expenses for products or services. Other unallocated, net reduced operating expenses by $284 million and $285 million during the quarters ended March 30, 2025 and March 31, 2024.
Other Income, Net
Other income, net was $49 million and $36 million during the quarters ended March 30, 2025 and March 31, 2024. Other income, net, primarily includes earnings generated by equity method investees, as well as gains or losses for acquisitions, divestitures, and other items, none of which are individually significant. The increase in other income, net during the quarter ended March 30, 2025 resulted primarily from an intellectual property license arrangement.
Interest Expense
Interest expense was $268 million and $255 million during the quarters ended March 30, 2025 and March 31, 2024. The increase in interest expense in 2025 resulted primarily from the issuance of senior unsecured notes in January and December 2024.
Non-service FAS pension (expense) income

Non-service FAS pension expense was $98 million during the quarter ended March 30, 2025, compared to non-service FAS pension income of $16 million during the quarter ended March 31, 2024. The increase in expense was primarily due to higher prior service cost amortization and a reduced asset base as detailed in “Note 6 - Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements.
Other non-operating income, net

Other non-operating income, net primarily includes gains or losses related to adjustments in valuation of early-stage company investments or gains or losses upon the sale of these investments and interest income earned on cash and cash equivalents. Other non-operating income, net was $30 million and $45 million during the quarters ended March 30, 2025 and March 31, 2024. See “Note 8 - Fair Value Measurements” included in our Notes to Consolidated Financial Statements for additional information.
Income Tax Expense
Our effective income tax rates were 15.9% and 15.8% for the quarters ended March 30, 2025 and March 31, 2024. The rates for all periods benefited from research and development tax credits, tax deductions for foreign derived intangible income, dividends paid to our defined contribution plans with an employee stock ownership plan feature and employee equity awards.
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
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years for tax purposes. This provision is expected to increase our 2025 cash tax liability by approximately $200 million and our net deferred tax assets will increase by a similar amount. The actual impact on 2025 cash tax liability will depend on the amount of research and development expenses paid or incurred in 2025 among other factors. While the largest impact of this provision was to the 2022 cash tax liability, the impact will continue over the five-year amortization period, but will decrease over the period and be immaterial by 2027.
We are regularly under audit or examination by tax authorities, including U.S. and foreign tax authorities (Australia, Canada, India, Italy, Japan, Poland, the United Kingdom, and other countries). The final resolution of tax audits and any related administrative reviews or litigation could result in unanticipated increases in our tax expense and changes to the timing of required tax payments, which could affect profitability and cash flows for any particular reporting period. These increases or changes could have a material impact on financial condition and results of operations in such period.
The Organisation for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% applied on a country-by-country basis for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While the United States has not enacted legislation to adopt Pillar 2 and it is uncertain if it will do so in the future, certain countries in which we operate have enacted such legislation, and other countries are in the process of doing so. We do not expect Pillar 2 to have a material impact on our effective tax rate or our financial condition and results of operations.

Net Earnings
We reported net earnings of $1.7 billion ($7.28 per share) and $1.5 billion ($6.39 per share) during the quarters ended March 30, 2025 and March 31, 2024. Net earnings and earnings per share for the quarter ended March 30, 2025 were affected by the factors mentioned above. Earnings per share also benefited from a net decrease of approximately 6.3 million weighted average common shares outstanding during the quarter ended March 30, 2025, compared to the same period in 2024. The reduction in weighted average common shares was a result of share repurchases, partially offset by share issuance under our stock-based awards and certain defined contribution plans.
BUSINESS SEGMENT RESULTS OF OPERATIONS
Our operations are organized into four business segments, which also comprise our reportable segments: Aeronautics, Missiles and Fire Control (MFC), Rotary and Mission Systems (RMS) and Space. We generally organize our business segments based on the nature of products and services offered.
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
Sales and operating profit for each of our business segments were as follows (in millions):

	Quarters Ended
	March 30, 2025	March 31, 2024
Sales
Aeronautics	$7,057	$6,845
Missiles and Fire Control	3,373	2,993
Rotary and Mission Systems	4,328	4,088
Space	3,205	3,269
Total sales	$17,963	$17,195
Operating profit
Aeronautics	$720	$679
Missiles and Fire Control	465	311
Rotary and Mission Systems	521	430
Space	379	325
Total business segment operating profit	2,085	1,745
Unallocated items
FAS/CAS pension operating adjustment	379	406
Intangible asset amortization expense	(64)	(61)
Other, net	(28)	(61)
Total unallocated items	287	284
Total consolidated operating profit	$2,372	$2,029
Segment results exclude intersegment transactions as these activities are eliminated in consolidation and are not considered in assessing the performance of each segment. Business segment operating profit includes our share of earnings or losses from equity method investees as the operating activities of the equity method investees are closely aligned with the operations of our business segments.
Our business segment results of operations include pension expense as calculated under CAS, which we refer to as CAS pension cost. We recover CAS pension and other postretirement benefit plan cost through the pricing of our products and services on U.S. Government contracts and, therefore, recognize CAS pension cost in each business segments’ sales and operating costs and expenses. Our consolidated financial statements must present pension and other postretirement benefit plan (expense) income calculated in accordance with Financial Accounting Standards (FAS)

requirements under U.S. GAAP. The FAS/CAS pension operating adjustment represents the difference between CAS pension cost included in segment operating income and the service cost component of FAS pension (expense) income included in consolidated operating profit. To the extent that CAS pension cost exceeds the service cost component of FAS pension (expense) income we have a favorable FAS/CAS pension operating adjustment. The non-service FAS pension (expense) income components are included in non-service FAS pension (expense) income on our consolidated statements of earnings.
The total FAS/CAS pension adjustments, including the service and non-service cost components of FAS pension (expense) income for our qualified defined benefit pension plans, were as follows (in millions):

	Quarters Ended
	March 30, 2025	March 31, 2024
Total FAS (expense) income and CAS cost
FAS pension (expense) income	$(111)	$1
Less: CAS pension cost	392	421
Total FAS/CAS pension adjustment	$281	$422

Service and non-service cost reconciliation
FAS pension service cost	$(13)	$(15)
Less: CAS pension cost	392	421
Total FAS/CAS pension operating adjustment	379	406
Non-service FAS pension (expense) income	(98)	16
Total FAS/CAS pension adjustment	$281	$422
Management evaluates performance on our contracts by focusing on sales and operating profit and not by type or amount of operating expense. Consequently, our discussion of business segment performance focuses on sales and operating profit, consistent with our approach for managing the business. This approach is consistent throughout the life cycle of our contracts, as management assesses the bidding of each contract by focusing on sales and operating profit and monitors performance on our contracts in a similar manner through their completion.
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

Our sales are primarily derived from long-term contracts for products and services provided to the U.S. Government as well as FMS contracted through the U.S. Government. We recognize revenue as performance obligations are satisfied and the customer obtains control of the products and services. For performance obligations to deliver products with continuous transfer of control to the customer, revenue is recognized based on the extent of progress towards completion of the performance obligation, generally using the percentage-of-completion cost-to-cost measure of progress for our contracts because it best depicts the transfer of control to the customer as we incur costs on our contracts. For performance obligations in which control does not continuously transfer to the customer, we recognize revenue at the point in time in which each performance obligation is fully satisfied.
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
Changes in sales and operating profit generally are expressed in terms of volume, contract mix, and/or performance (referred to as profit booking rate adjustments). Changes in volume refer to increases or decreases in sales or operating profit resulting from varying production activity levels, deliveries or service levels on individual contracts. Volume changes in segment operating profit are typically based on the current profit booking rate for a particular contract. Contract mix primarily refers to changes in the ratio of contract type or life cycle (e.g., cost-type, fixed-price, development, production and/or sustainment) and other cost recoveries.
Comparability of our segment sales, operating profit and operating margin may be impacted favorably or unfavorably by changes in profit booking rates on our contracts.
The following table presents the effect of our consolidated net profit booking rate adjustments on segment operating profit (in millions):

	Quarters Ended
	March 30, 2025	March 31, 2024
Aeronautics	$110	$90
Missiles and Fire Control	130	(5)
Rotary and Mission Systems	85	40
Space	155	70
Total business segment operating profit	480	195
During the quarter ended March 30, 2025, we recorded $185 million of adjustments resulting from favorable performance upon completion on certain commercial civil space programs at Space and a classified program at Aeronautics. During the quarter ended March 31, 2024, we recognized a reach-forward loss of $100 million on a classified program at our MFC business segment.
Aeronautics
On March 26, 2025, the U.S. Air Force selected a competitor for the Next Generation Air Dominance (NGAD) competition. We are currently evaluating the potential effect of this decision on our business operations, including assessing the recoverability of certain assets and other costs.
Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended
	March 30, 2025	March 31, 2024
Sales	$7,057	$6,845
Operating profit	720	679
Operating margin	10.2%	9.9%
Aeronautics’ sales during the quarter ended March 30, 2025 increased $212 million, or 3%, compared to the same period in 2024. This increase was primarily driven by a $215 million increase in sales from the F-35 program, resulting from higher volume on production contracts.
Aeronautics’ operating profit during the quarter ended March 30, 2025 increased $41 million, or 6%, compared to the same period in 2024. This increase was attributable to two main factors: a $20 million increase in profit booking rate adjustments and a $20 million increase from higher volume, as described above. The increase in profit booking rate adjustments was primarily due to an $80 million adjustment resulting from favorable performance at completion on a classified program, partially offset by lower profit rate adjustments on C-130 programs.
Missiles and Fire Control
Summary operating results for our MFC business segment were as follows (in millions):

	Quarters Ended
	March 30, 2025	March 31, 2024
Sales	$3,373	$2,993
Operating profit	465	311
Operating margin	13.8%	10.4%
MFC’s sales during the quarter ended March 30, 2025 increased $380 million, or 13%, compared to the same period in 2024. This increase was primarily driven by a $370 million increase in sales from tactical and strike missile programs, resulting from production ramp-up on JASSM, LRASM, and precision fires programs.
MFC’s operating profit during the quarter ended March 30, 2025 increased $154 million, or 50%, compared to the same period in 2024. This increase was attributable to two main factors: a $135 million increase in profit booking rate adjustments and a $25 million increase from production ramp-up, as described above. The increase in profit booking rate adjustments was primarily due to a $100 million reach-forward loss for a classified program and an unfavorable profit adjustment on Hellfire recognized in the first quarter of 2024 that did not recur, partially offset by lower favorable profit adjustments on Patriot Advanced Capability-3 (PAC-3).

Rotary and Mission Systems
Summary operating results for our RMS business segment were as follows (in millions):

	Quarters Ended
	March 30, 2025	March 31, 2024
Sales	$4,328	$4,088
Operating profit	521	430
Operating margin	12.0%	10.5%
RMS’ sales during the quarter ended March 30, 2025 increased $240 million, or 6%, compared to the same period in 2024. This increase was primarily driven by a $145 million increase in sales from integrated warfare systems and sensors (IWSS) programs due to higher volume on the CSC and radar programs; and a $125 million increase from Sikorsky helicopter programs due to higher production volume on Black Hawk programs.
RMS’ operating profit during the quarter ended March 30, 2025 increased $91 million, or 21%, compared to the same period in 2024. This increase was attributable to three main factors: a $45 million increase in profit booking rate adjustments, a $25 million increase from favorable contract mix and cost recoveries, and a $20 million increase from higher volume, as described above. The increase in profit booking rate adjustments was primarily due to unfavorable profit adjustments on Seahawk programs in the first quarter of 2024 that did not recur. The increase in favorable contract mix and cost recoveries includes a $50 million intellectual property license arrangement.
Space
Summary operating results for our Space business segment were as follows (in millions):

	Quarters Ended
	March 30, 2025	March 31, 2024
Sales	$3,205	$3,269
Operating profit	379	325
Operating margin	11.8%	9.9%
Space’s sales during the quarter ended March 30, 2025 decreased $64 million, or 2%, compared to the same period in 2024. This decrease was primarily attributable to lower sales of $155 million on national security space programs due to program lifecycle on Next Generation Overhead Persistent Infrared (Next Gen OPIR) system and lower volume on Transport Layer programs. This decrease was partially offset by an increase of $75 million primarily due to favorable performance at completion on certain commercial civil space programs.
Space’s operating profit during the quarter ended March 30, 2025 increased $54 million, or 17%, compared to the same period in 2024. This increase was attributable to an $85 million increase in profit booking rate adjustments partially offset by $20 million of lower equity earnings driven by lower launch volume from our investment in United Launch Alliance (ULA). The increase in profit booking rate adjustments was primarily due to favorable performance at completion on certain commercial civil space programs.
Total equity (losses)/earnings (ULA) represented approximately $(5) million, or (1)%, of Space's operating profit during the quarter ended March 30, 2025, compared to approximately $15 million, or 5% for the same period in 2024.
FINANCIAL CONDITION
Liquidity and Capital Resources
At March 30, 2025, we had cash and cash equivalents of $1.8 billion that was generally available to fund ordinary business operations without significant legal, regulatory or other restrictions. Our principal source of liquidity is our cash from operations. In addition, we have access to credit markets, if needed, for liquidity or general corporate purposes. This access includes our $3.0 billion revolving credit facility or the ability to issue commercial paper. There were no borrowings outstanding under the revolving credit facility or the commercial paper program at both March 30, 2025 and December 31, 2024.

Cash received from customers is our primary source of cash from operations. However, from time to time, we fund customer programs ourselves pending government appropriations. If we incur costs in excess of funds obligated on the contract or in advance of a contract award, this negatively affects our cash flows, and we may be at risk for reimbursement of the excess costs. Additionally, increases in costs due to tariffs may also impact our cash flows, as we may not be able to fully recover these costs, and even if recovery is possible, it may not occur in the same period as the incurred costs. See “Recent Developments in Trade and Regulatory Policies” included within the “Business Overview” discussion above.
Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type. We generally bill and collect cash more frequently under cost-reimbursable contracts, which represented approximately 40% of the sales we recorded during the quarter ended March 30, 2025, as we are authorized to bill as the costs are incurred. A number of our fixed-price contracts may provide for performance-based payments, which allow us to bill and collect cash as we perform on the contract. The amounts of performance-based payments and the related milestones are determined in the negotiation of each contract. The timing of such payments may differ from the timing of the costs incurred related to our contract performance, thereby affecting our cash flows.
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
We continue to return cash to stockholders through dividends and share repurchases. The remaining authorization under our program was $8.6 billion as of March 30, 2025. The stock repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time. The amount of shares ultimately purchased and the timing of purchases are at the discretion of management and subject to compliance with applicable law and regulation.
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

The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	Quarters Ended
	March 30, 2025	March 31, 2024
Cash and cash equivalents at beginning of year	$2,483	$1,442
Operating activities
Net earnings	1,712	1,545
Noncash adjustments	423	335
Changes in working capital	(258)	(282)
Other, net	(468)	37
Net cash provided by operating activities	1,409	1,635
Net cash (used for) investing activities	(430)	(372)
Net cash (used for) provided by financing activities	(1,659)	85
Net change in cash and cash equivalents	(680)	1,348
Cash and cash equivalents at end of period	$1,803	$2,790
Operating Activities
Net cash provided by operating activities during the quarter ended March 30, 2025 decreased $226 million compared to the same period in 2024. The decrease in cash from operations was primarily due to an increase in contract assets as a result of the timing of milestones, higher insurance costs, and timing of payments for employee related accruals. These items were partially offset by a decrease in accounts receivable due to the timing of billings and collections and an increase in accounts payable due to timing of supplier payments.
Non-GAAP Financial Measure - Free Cash Flow
Free cash flow is a non-GAAP financial measure that we define as cash from operations less capital expenditures. Our capital expenditures are comprised of equipment and facilities infrastructure and information technology (inclusive of costs for the development or purchase of internal-use software that are capitalized). We use free cash flow to evaluate our business performance and overall liquidity, and is a performance goal in our annual and long-term incentive plans. We believe free cash flow is a useful measure for investors because it represents the amount of cash generated from operations after reinvesting in the business and that may be available to return to stockholders and creditors (through dividends, stock repurchases and debt repayments) or available to fund acquisitions and other investments. The entire amount of free cash flow is not necessarily available for discretionary expenditures, however, because it does not account for certain mandatory expenditures, such as the repayment of maturing debt and future pension contributions. While management believes that free cash flow as a non-GAAP financial measure may be useful in evaluating our financial performance and liquidity, it should be considered supplemental to, and not a substitute for, financial information prepared in accordance with GAAP and may not be comparable to similarly titled measures used by other companies.
The following table reconciles net cash provided by operating activities to free cash flow (in millions):

	Quarters Ended
	March 30, 2025	March 31, 2024
Cash from operations	$1,409	$1,635
Capital expenditures	(454)	(378)
Free cash flow	$955	$1,257
Free cash flow during the quarter ended March 30, 2025 decreased $302 million compared to the same period in 2024 primarily due to higher software expenditures, as well as the operating cash flow drivers above.
Investing Activities
Net cash used for investing activities during the quarter ended March 30, 2025 increased $58 million compared to the same period in 2024. Capital expenditures totaled $454 million and $378 million during the quarter ended March 30,

2025 and March 31, 2024. The majority of our capital expenditures are for equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.
Financing Activities
Net cash used for financing activities during the quarter ended March 30, 2025 increased $1.7 billion compared to the same period in 2024.
During the quarters ended March 30, 2025 and March 31, 2024, we paid dividends totaling $796 million ($3.30 per share) and $780 million ($3.15 per share).
During the quarter ended March 30, 2025, we paid $750 million to repurchase 1.7 million shares of our common stock. See “Note 9 - Stockholders’ Equity” included in our Notes to Consolidated Financial Statements for additional information. During the quarter ended March 31, 2024, we paid $1.0 billion to repurchase 2.3 million shares of our common stock.
During the quarter ended March 31, 2024, we received net proceeds of $2.0 billion from issuance of senior unsecured notes.
OTHER MATTERS
Status of the F-35 Program
The F-35 program primarily consists of production contracts, sustainment activities, and new development efforts. Production of the aircraft is expected to continue for many years given the U.S. Government’s objective of procuring 2,456 aircraft for the U.S. Air Force, U.S. Marine Corps, and U.S. Navy. We also have commitments from seven international partner countries and 12 FMS customers. We continue to see strong international demand for the F-35. In February 2025, Singapore signed an LOA for eight F-35As, adding to their prior program of record of 12 F-35Bs. We expect international interest to continue to expand in the coming years.
During the first quarter of 2025, we delivered 47 aircraft. Since the program inception through March 30, 2025, we delivered 1,149 production F-35 aircraft, including 831 F-35A variants, 213 F-35B variants and 105 F-35C variants, and our backlog as of that date was 361 aircraft, demonstrating the F-35 program’s continued progress and longevity.
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
As previously disclosed, deliveries of F-35 aircraft were put on hold in the first half of 2024 due to delays in the Technology Refresh-3 (TR-3) capabilities. Deliveries resumed in July 2024 after reaching agreement with JPO on a phased approach to inserting such capabilities into the aircraft including timing of the final delivery payments and related withhold liquidations. We continue to make progress on delivering the full TR-3 capabilities while enhancing the air dominance of the F-35 through on-going Block 4 development.
Contingencies
See “Note 7 - Legal Proceedings and Contingencies” included in our Notes to Consolidated Financial Statements for information regarding our contingent obligations, including off-balance sheet arrangements.

Critical Accounting Policies
There have been no significant changes to the critical accounting policies disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Form 10-K.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2024 Form 10-K, we transact business globally and are subject to risks associated with changing foreign currency exchange rates. We enter into foreign currency hedges such as forward and option contracts that change in value as foreign currency exchange rates change. Our exposures to market risk have not changed materially since December 31, 2024. See “Note 8 - Fair Value Measurements” included in our Notes to Consolidated Financial Statements for additional discussion.
ITEM 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 30, 2025. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of March 30, 2025.
There were no changes in our internal control over financial reporting during the quarter ended March 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•budget uncertainty, the risk of future budget cuts, the impact of continuing resolution funding mechanisms, the debt ceiling and the potential for government shutdowns, and changing funding and acquisition priorities;
•risks related to the development, production, sustainment, performance, schedule, cost and requirements of complex and technologically advanced programs, including the F-35 program;
•planned production rates and orders for significant programs, compliance with stringent performance and reliability standards, and materials availability, including government furnished equipment;
•the timing of contract awards or contract definitization, achievement of performance milestones, customer acceptance of product deliveries, and receipt of customer payments;
•our ability to recover costs under U.S. Government contracts and the mix of fixed-price and cost-reimbursable contracts;
•customer procurement and other policies, laws, regulations and executive actions that affect our and our industry’s, programs, future opportunities, and financial performance, including those relating to mission priorities, competing domestic and international spending, contracting terms (such as fixed-price requirements), treatment of contractor performance issues, and contractor access to competitive opportunities;
•performance and financial viability of key suppliers, teammates, joint ventures (including United Launch Alliance), joint venture partners, subcontractors and customers;
•economic, industry, business and political conditions including their effects on governmental policy;
•the impact of inflation and other cost pressures;
•government actions that restrict or prevent the sale or delivery of our products (such as delays in approvals for exports requiring Congressional notification);
•foreign policy and international trade actions taken by governments such as tariffs, sanctions, embargoes, export and import controls, buying preferences, and other trade restrictions;
•our success expanding into and doing business in adjacent markets and internationally and the risks posed by international sales;

•changes in non-U.S. national priorities and government budgets and planned orders, including potential effects from fluctuations in currency exchange rates;
•the competitive environment for our products and services;
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
•compliance with laws, regulations, policies, and customer requirements relating to environmental matters;
•the impact of public health crises, natural disasters and other severe weather conditions on our business and financial results, including supply chain disruptions and delays, employee absences, and program delays;
•changes in accounting, U.S. or foreign tax, export or other laws, regulations, and policies and their interpretation or application, and changes in the amount or reevaluation of uncertain tax positions; and
•the outcome of legal proceedings, bid protests, environmental remediation efforts, audits, administrative reviews, government investigations or government allegations that we have failed to comply with law, other contingencies and U.S. Government identification of deficiencies in our business systems.
These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see our filings with the U.S. Securities and Exchange Commission (SEC) including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our 2024 Form 10-K and subsequent Quarterly Reports on Form 10-Q. Our filings may be accessed through the Investor Relations page of our website, www.lockheedmartin.com/investor, or through the website maintained by the SEC at www.sec.gov. Information contained on or made available through our website or other websites mentioned in this Form 10-Q is not incorporated into and is not a part of this Form 10-Q, and any references to our website are intended to be inactive textual references only.
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
For more information regarding matters referred to above, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Note 7 - Legal Proceedings and Contingencies — Legal Proceedings and Environmental Matters” included in our Notes to Consolidated Financial Statements in this Form 10-Q, which is hereby incorporated by reference. For additional information and a description of previously reported matters, see also “Critical Accounting Policies – Environmental Matters” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 14 – Legal Proceedings, Commitments and Contingencies,” in our 2024 Form 10-K.
ITEM 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our 2024 Form 10-K. These risks and uncertainties described in our risk factors have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. These risks are not exclusive and additional risks to which we are subject include the factors mentioned under “Forward-Looking Statements” and the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the quarter ended March 30, 2025.
The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended March 30, 2025.

Period (a)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
				(in millions)
January 1, 2025 – January 26, 2025 (c)	38	$513.03	—	$9,323
January 27, 2025 – February 23, 2025 (c)	1,120,680	$450.42	1,120,680	$8,819
February 24, 2025 – March 30, 2025 (c)	794,528	$449.37	540,804	$8,573
Total (c)	1,915,246	$449.99	1,661,484

(a)We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, March 30, 2025 was the last day of our March 2025 fiscal month.
(b)In October 2010, our Board of Directors approved and on October 25, 2010 we announced a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. From time to time, our Board of Directors authorizes increases to our share repurchase program. The total remaining authorization for future common share repurchases under our share repurchase program was $8.6 billion as of March 30, 2025. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans, including accelerated share repurchases. The program does not have an expiration date.
(c)During the quarter ended March 30, 2025, the total number of shares purchased included 253,762 shares that were transferred to us by employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock units and performance stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the program.

ITEM 5. Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended March 30, 2025.

ITEM 6. Exhibits

Exhibit No.	Description

10.1	Form of 2025 Annual Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan

10.2	Form of Performance Stock Unit Award Agreement (2025 - 2027 Performance Period) under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan

10.3	Form of Long Term Incentive Performance Award Agreement (2025 - 2027 Performance Period) under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan

10.4	Form of Installment Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan

15	Acknowledgment of Independent Registered Public Accounting Firm

31.1	Certification of James D. Taiclet pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Evan T. Scott pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of James D. Taiclet and Evan T. Scott pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: April 22, 2025	By: /s/ H. Edward Paul III
H. Edward Paul III
Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)