Form 10-Q
period 2025-06-29
LOCKHEED MARTIN CORP
filed 2025-07-22
CIK 936468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2025
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
Large accelerated filer ☒ Accelerated filer ☐ Non–accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 233,465,056 shares of our common stock, $1 par value per share, outstanding as of July 17, 2025.

Lockheed Martin Corporation
Form 10-Q
For the Quarterly Period Ended June 29, 2025

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Lockheed Martin Corporation
Consolidated Statements of Earnings
(unaudited; in millions, except per share data)

	Quarters Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Sales
Products	$15,149	$15,109	$30,085	$29,305
Services	3,006	3,013	6,033	6,012
Total sales	18,155	18,122	36,118	35,317
Operating costs and expenses
Products	(14,469)	(13,520)	(27,753)	(26,404)
Services	(3,130)	(2,582)	(5,770)	(5,185)
Impairment and other charges	(66)	(87)	(66)	(87)
Other unallocated, net	244	197	528	482
Total operating costs and expenses	(17,421)	(15,992)	(33,061)	(31,194)
Gross profit	734	2,130	3,057	4,123
Other income, net	14	18	63	54
Operating profit	748	2,148	3,120	4,177
Interest expense	(274)	(261)	(542)	(516)
Non-service FAS pension (expense) income	(99)	15	(197)	31
Other non-operating income, net	42	46	72	91
Earnings before income taxes	417	1,948	2,453	3,783
Income tax expense	(75)	(307)	(399)	(597)
Net earnings	$342	$1,641	$2,054	$3,186

Earnings per common share
Basic	$1.46	$6.87	$8.78	$13.29
Diluted	$1.46	$6.85	$8.75	$13.24

Cash dividends paid per common share	$3.30	$3.15	$6.60	$6.30
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Comprehensive Income
(unaudited; in millions)

	Quarters Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net earnings	$342	$1,641	$2,054	$3,186
Other comprehensive income, net of tax
Postretirement benefit plans
Amortization, net, net of tax of $18 million and $35 million in 2025 and $5 million and $10 million in 2024	64	19	128	38
Other, net, net of tax of $9 million and $15 million in 2025 and $8 million in 2024	102	23	167	(4)
Other comprehensive income, net of tax	166	42	295	34
Comprehensive income	$508	$1,683	$2,349	$3,220

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Balance Sheets
(in millions, except par value)

	June 29, 2025	December 31, 2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,293	$2,483
Receivables, net	3,306	2,351
Contract assets	14,896	12,957
Inventories	3,699	3,474
Other current assets	794	584
Total current assets	23,988	21,849
Property, plant and equipment, net	8,670	8,726
Goodwill	11,309	11,067
Intangible assets, net	2,013	2,015
Deferred income taxes	4,070	3,557
Other noncurrent assets	8,820	8,403
Total assets	$58,870	$55,617
Liabilities and equity
Current liabilities
Accounts payable	$3,653	$2,222
Salaries, benefits and payroll taxes	2,761	3,125
Contract liabilities	9,861	9,795
Current maturities of long-term debt and commercial paper	3,118	643
Other current liabilities	4,961	3,635
Total current liabilities	24,354	19,420
Long-term debt, net	18,520	19,627
Accrued pension liabilities	4,838	4,791
Other noncurrent liabilities	5,824	5,446
Total liabilities	53,536	49,284
Stockholders’ equity
Common stock, $1 par value per share	232	234
Additional paid-in capital	—	—
Retained earnings	13,259	14,551
Accumulated other comprehensive loss	(8,157)	(8,452)
Total stockholders’ equity	5,334	6,333
Total liabilities and equity	$58,870	$55,617
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Cash Flows
(unaudited; in millions)

	Six Months Ended
	June 29, 2025	June 30, 2024
Operating activities
Net earnings	$2,054	$3,186
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	796	710
Stock-based compensation	141	154
Deferred income taxes	(561)	(145)
Impairment and other charges	66	87
Program losses	1,615	165
Changes in assets and liabilities
Receivables, net	(955)	(798)
Contract assets	(2,178)	(724)
Inventories	(461)	35
Accounts payable	1,500	1,052
Contract liabilities	(360)	(9)
Income taxes	251	21
Qualified defined benefit pension plans	223	(1)
Other, net	(521)	(222)
Net cash provided by operating activities	1,610	3,511
Investing activities
Capital expenditures	(805)	(748)
Other, net	(340)	4
Net cash (used for) investing activities	(1,145)	(744)
Financing activities
Issuance of long-term debt, net of related costs	—	1,980
Repayments of long-term debt	(142)	(168)
Proceeds from commercial paper, net	1,449	—
Repurchases of common stock	(1,250)	(1,850)
Dividends paid	(1,567)	(1,532)
Other, net	(145)	(116)
Net cash (used for) financing activities	(1,655)	(1,686)
Net change in cash and cash equivalents	(1,190)	1,081
Cash and cash equivalents at beginning of period	2,483	1,442
Cash and cash equivalents at end of period	$1,293	$2,523
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
For the Quarters Ended June 29, 2025 and June 30, 2024
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at March 30, 2025	$233	$—	$14,773	$(8,323)	$6,683
Net earnings	—	—	342	—	342
Other comprehensive income, net of tax	—	—	—	166	166
Dividends declared	—	—	(1,546)	—	(1,546)
Repurchases of common stock	(1)	(189)	(310)	—	(500)
Stock-based awards, ESOP activity and other	—	189	—	—	189
Balance at June 29, 2025	$232	$—	$13,259	$(8,157)	$5,334

Balance at March 31, 2024	$239	$—	$15,222	$(8,811)	$6,650
Net earnings	—	—	1,641	—	1,641
Other comprehensive income, net of tax	—	—	—	42	42
Dividends declared	—	—	(1,514)	—	(1,514)
Repurchases of common stock	(2)	(206)	(642)	—	(850)
Stock-based awards, ESOP activity and other	—	206	—	—	206
Balance at June 30, 2024	$237	$—	$14,707	$(8,769)	$6,175
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
For the Six Months Ended June 29, 2025 and June 30, 2024
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2024	$234	$—	$14,551	$(8,452)	$6,333
Net earnings	—	—	2,054	—	2,054
Other comprehensive income, net of tax	—	—	—	295	295
Dividends declared	—	—	(2,324)	—	(2,324)
Repurchases of common stock	(3)	(225)	(1,022)	—	(1,250)
Stock-based awards, ESOP activity and other	1	225	—	—	226
Balance at June 29, 2025	$232	$—	$13,259	$(8,157)	$5,334

Balance at December 31, 2023	$240	$—	$15,398	$(8,803)	$6,835
Net earnings	—	—	3,186	—	3,186
Other comprehensive income, net of tax	—	—	—	34	34
Dividends declared	—	—	(2,277)	—	(2,277)
Repurchases of common stock	(4)	(246)	(1,600)	—	(1,850)
Stock-based awards, ESOP activity and other	1	246	—	—	247
Balance at June 30, 2024	$237	$—	$14,707	$(8,769)	$6,175
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
On June 26, 2025, we paid $360 million, in cash, to close our acquisition of Amentum’s Rapid Solutions business (Rapid Solutions). The acquisition of Rapid Solutions is expected to enhance our Space business segment′s capabilities, particularly in radar and payload technology, and support our customers′ evolving needs for domain awareness and real- time missions. The purchase price was allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill. As a result, we recorded goodwill of $195 million at our Space business segment. The final determination of the fair values of certain assets and liabilities will be completed within the measurement period of up to one year from the acquisition date. Rapid Solutions operates within our Space business segment and the financial results of Rapid Solutions have been included within our operating results in the period post-acquisition.
We close our books and records on the last Sunday of each interim calendar quarter, which was on June 29 for the second quarter of 2025 and June 30 for the second quarter of 2024, to align our financial closing with our business processes. The consolidated financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods; our fiscal year ends on December 31.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
NOTE 2 - EARNINGS PER COMMON SHARE
The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Weighted average common shares outstanding for basic computations	233.5	238.9	234.0	239.8
Weighted average dilutive effect of equity awards	0.8	0.7	0.8	0.8
Weighted average common shares outstanding for diluted computations	234.3	239.6	234.8	240.6
We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units (RSUs) and performance stock units (PSUs) based on the treasury stock method. There were no significant anti-dilutive equity awards during the quarters and six months ended June 29, 2025 and June 30, 2024. Basic and diluted weighted average common shares outstanding decreased in 2025 compared to 2024 due to share repurchases. See “Note 9 - Stockholders’ Equity” for more information.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Sales
Aeronautics	$7,420	$7,277	$14,477	$14,122
Missiles and Fire Control	3,433	3,102	6,806	6,095
Rotary and Mission Systems	3,995	4,548	8,323	8,636
Space	3,307	3,195	6,512	6,464
Total sales	$18,155	$18,122	$36,118	$35,317
Operating costs and expenses
Aeronautics	$7,517	$6,526	$13,854	$12,696
Missiles and Fire Control	2,955	2,653	5,863	5,339
Rotary and Mission Systems	4,170	4,061	8,028	7,726
Space	2,957	2,862	5,778	5,828
Total operating costs and expenses	$17,599	$16,102	$33,523	$31,589
Operating profit (loss) (a)
Aeronautics	$(98)	$751	$622	$1,430
Missiles and Fire Control	479	450	944	761
Rotary and Mission Systems	(172)	495	349	925
Space	362	346	741	671
Total business segment operating profit	571	2,042	2,656	3,787
Unallocated items
FAS/CAS pension operating adjustment	379	406	758	812
Impairment and other charges	(66)	(87)	(66)	(87)
Intangible asset amortization expense	(63)	(61)	(127)	(122)
Other, net	(73)	(152)	(101)	(213)
Total unallocated items	177	106	464	390
Total consolidated operating profit	$748	$2,148	$3,120	$4,177
Intersegment sales
Aeronautics	$97	$67	$186	$137
Missiles and Fire Control	231	204	398	406
Rotary and Mission Systems	632	574	1,198	1,160
Space	84	99	167	206
Total intersegment sales	$1,044	$944	$1,949	$1,909
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Disaggregation of Sales
Sales by products and services, contract type, customer, and geographic region were as follows (in millions):

	Quarter Ended June 29, 2025
	Aeronautics	MFC	RMS	Space	Total
Sales
Products	$5,960	$3,065	$3,332	$2,792	$15,149
Services	1,460	368	663	515	3,006
Total sales	$7,420	$3,433	$3,995	$3,307	$18,155
Sales by contract type
Fixed-price	$4,912	$2,447	$2,295	$912	$10,566
Cost-reimbursable	2,508	986	1,700	2,395	7,589
Total sales	$7,420	$3,433	$3,995	$3,307	$18,155
Sales by customer
U.S. Government	$4,646	$2,440	$2,858	$3,227	$13,171
International (a)	2,766	990	1,085	75	4,916
U.S. commercial and other	8	3	52	5	68
Total sales	$7,420	$3,433	$3,995	$3,307	$18,155
Sales by geographic region
United States	$4,654	$2,443	$2,910	$3,232	$13,239
Europe	1,404	381	279	22	2,086
Asia Pacific	984	223	601	49	1,857
Middle East	159	375	219	4	757
Other	219	11	(14)	—	216
Total sales	$7,420	$3,433	$3,995	$3,307	$18,155

	Six Months Ended June 29, 2025
	Aeronautics	MFC	RMS	Space	Total
Sales
Products	$11,706	$6,082	$6,828	$5,469	$30,085
Services	2,771	724	1,495	1,043	6,033
Total sales	$14,477	$6,806	$8,323	$6,512	$36,118
Sales by contract type
Fixed-price	$9,625	$4,887	$4,955	$1,854	$21,321
Cost-reimbursable	4,852	1,919	3,368	4,658	14,797
Total sales	$14,477	$6,806	$8,323	$6,512	$36,118
Sales by customer
U.S. Government	$9,288	$4,831	$5,645	$6,356	$26,120
International (a)	5,171	1,968	2,553	146	9,838
U.S. commercial and other	18	7	125	10	160
Total sales	$14,477	$6,806	$8,323	$6,512	$36,118
Sales by geographic region
United States	$9,306	$4,838	$5,770	$6,366	$26,280
Europe	2,651	776	583	44	4,054
Asia Pacific	1,824	447	1,234	96	3,601
Middle East	307	717	431	6	1,461
Other	389	28	305	—	722
Total sales	$14,477	$6,806	$8,323	$6,512	$36,118

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

	Quarter Ended June 30, 2024
	Aeronautics	MFC	RMS	Space	Total
Sales
Products	$5,971	$2,742	$3,705	$2,691	$15,109
Services	1,306	360	843	504	3,013
Total sales	$7,277	$3,102	$4,548	$3,195	$18,122
Sales by contract type
Fixed-price	$4,945	$2,124	$2,812	$925	$10,806
Cost-reimbursable	2,332	978	1,736	2,270	7,316
Total sales	$7,277	$3,102	$4,548	$3,195	$18,122
Sales by customer
U.S. Government	$4,941	$2,241	$2,999	$3,107	$13,288
International (a)	2,297	856	1,470	45	4,668
U.S. commercial and other	39	5	79	43	166
Total sales	$7,277	$3,102	$4,548	$3,195	$18,122
Sales by geographic region
United States	$4,980	$2,246	$3,078	$3,150	$13,454
Europe	1,270	209	282	19	1,780
Asia Pacific	685	180	750	25	1,640
Middle East	194	450	200	1	845
Other	148	17	238	—	403
Total sales	$7,277	$3,102	$4,548	$3,195	$18,122

	Six Months Ended June 30, 2024
	Aeronautics	MFC	RMS	Space	Total
Sales
Products	$11,563	$5,406	$6,946	$5,390	$29,305
Services	2,559	689	1,690	1,074	6,012
Total sales	$14,122	$6,095	$8,636	$6,464	$35,317
Sales by contract type
Fixed-price	$9,529	$4,120	$5,289	$1,825	$20,763
Cost-reimbursable	4,593	1,975	3,347	4,639	14,554
Total sales	$14,122	$6,095	$8,636	$6,464	$35,317
Sales by customer
U.S. Government	$9,607	$4,408	$5,839	$6,269	$26,123
International (a)	4,449	1,680	2,632	113	8,874
U.S. commercial and other	66	7	165	82	320
Total sales	$14,122	$6,095	$8,636	$6,464	$35,317
Sales by geographic region
United States	$9,673	$4,415	$6,004	$6,351	$26,443
Europe	2,481	454	551	37	3,523
Asia Pacific	1,321	367	1,290	71	3,049
Middle East	397	820	362	5	1,584
Other	250	39	429	—	718
Total sales	$14,122	$6,095	$8,636	$6,464	$35,317

(a)International sales include foreign military sales (FMS) contracted through the U.S. Government and direct commercial sales to international governments and other international customers.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Our Aeronautics business segment includes our largest program, the F-35 Lightning II, an international multi-role, multi-variant, stealth fighter aircraft. Sales for the F-35 program represented approximately 28% and 27% of our total consolidated sales for the quarter and six months ended June 29, 2025 and 26% and 25% of our total consolidated sales for the quarter and six months ended June 30, 2024.
Assets
Total assets for each of our business segments were as follows (in millions):

	June 29, 2025	December 31, 2024
Assets
Aeronautics	$15,224	$13,223
Missiles and Fire Control	6,524	5,952
Rotary and Mission Systems	17,199	17,025
Space	8,051	7,388
Total business segment assets	46,998	43,588
Corporate assets (a)	11,872	12,029
Total assets	$58,870	$55,617
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

	June 29, 2025	December 31, 2024
Contract assets	$14,896	$12,957
Contract liabilities	9,861	9,795
Contract assets are primarily driven by the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations for which we have not yet billed our customers. During the six months ended June 29, 2025, contract assets increased $1.9 billion primarily due to the F-35 program at Aeronautics. There were no significant credit or impairment losses related to our contract assets during the quarters and six months ended June 29, 2025 and June 30, 2024.
Contract liabilities increased $66 million during the six months ended June 29, 2025, primarily due to payments received in excess of revenue recognized on performance obligations. During the quarter and six months ended June 29, 2025, we recognized $1.3 billion and $4.5 billion of our contract liabilities at December 31, 2024 as revenue. During the quarter and six months ended June 30, 2024, we recognized $1.7 billion and $4.1 billion of our contract liabilities at December 31, 2023 as revenue.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
NOTE 5 - INVENTORIES
Inventories consisted of the following (in millions):

	June 29, 2025	December 31, 2024
Materials, spares and supplies	$676	$661
Work-in-process	2,828	2,617
Finished goods	195	196
Total inventories	$3,699	$3,474
Costs incurred to fulfill a contract in advance of the contract being awarded are included in inventories as work-in-process if we determine that those costs relate directly to a contract or to an anticipated contract that we can specifically identify and determine that the contract award is probable, the costs generate or enhance resources that will be used in satisfying performance obligations, and the costs are recoverable (referred to as pre-contract costs). These advance procurement costs are generally incurred in order to enhance our ability to achieve schedule and certain customer milestones. Pre-contract costs that are initially capitalized in inventory are eventually generally recognized as operating costs consistent with the transfer of products and services to the customer upon the receipt of the anticipated contract. All other pre-contract costs, including start-up costs, are expensed as incurred. As of both June 29, 2025 and December 31, 2024, $1.5 billion of pre-contract costs (primarily F-35 and classified programs at Aeronautics) were included in work-in-process inventories.
NOTE 6 - POSTRETIREMENT BENEFIT PLANS
The pretax FAS (expense) income related to our qualified defined benefit pension plans consisted of the following (in millions):

	Quarters Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Qualified defined benefit pension plans
Operating:
Service cost	$(13)	$(15)	$(26)	$(30)
Non-operating:
Interest cost	(368)	(350)	(736)	(699)
Expected return on plan assets	360	393	720	786
Amortization of actuarial losses	(79)	(65)	(157)	(130)
Amortization of prior service (costs) credits	(12)	37	(24)	74
Non-service FAS pension (expense) income	(99)	15	(197)	31
Total FAS pension (expense) income	$(112)	$—	$(223)	$1
We record the service cost component of FAS (expense) income for our qualified defined benefit pension plans in consolidated operating profit and the non-service components in non-service FAS pension (expense) income on our consolidated statements of earnings.
Total FAS income for our other postretirement benefit plans was not material during the quarters and six months ended June 29, 2025 and June 30, 2024 and is part of other non-operating income, net on our consolidated statements of earnings.
The required funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended, along with consideration of CAS and Internal Revenue Code rules. We made no contributions to our qualified defined benefit pension plans during the quarters and six months ended June 29, 2025 and June 30, 2024.

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
Based on our estimates, at June 29, 2025 and December 31, 2024, the aggregate amount of liabilities recorded relative to environmental remediation matters was $669 million and $677 million, respectively, most of which are recorded in other noncurrent liabilities on our consolidated balance sheets. We have recorded assets for the portion of environmental costs that are probable of future recovery totaling $611 million and $619 million at June 29, 2025 and

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
December 31, 2024, respectively, most of which are recorded in other noncurrent assets on our consolidated balance sheets.
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
In addition to the proceedings and potential proceedings discussed above, potential new regulations concerning perchlorate and hexavalent chromium at the federal and state level could increase our cleanup costs. If regulations require substantially more stringent clean-up levels of perchlorate or hexavalent chromium, we expect a material increase in both our estimates for environmental liabilities and the related assets for the portion of costs that are probable of future recovery. The amount that would be allocable to our non-U.S. Government contracts or that is determined not to be recoverable under U.S. Government contracts would be expensed, which may have a material effect on our earnings in any particular reporting period.
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
Letters of Credit, Surety Bonds and Third-Party Guarantees
We have entered into standby letters of credit and surety bonds issued on our behalf by financial institutions, and we have directly issued guarantees to third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. We had total outstanding letters of credit and surety bonds aggregating $2.6 billion and $2.7 billion at June 29, 2025 and December 31, 2024.
Additionally, we may guarantee the contractual performance of third parties such as joint venture partners. At June 29, 2025 and December 31, 2024, third-party guarantees totaled $105 million and $351 million, of which approximately 83% and 30% related to guarantees of contractual performance of joint ventures to which we currently are or previously were a party. These amounts represent our estimate of the maximum amounts we would expect to incur upon the contractual non-performance of the joint venture, joint venture partners or divested businesses. Generally, we also have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner. Third-party guarantees do not include guarantees issued on behalf of subsidiaries and other consolidated entities.
In determining our exposures, we evaluate the reputation, performance on contractual obligations, technical capabilities and credit quality of our current and former joint venture partners and the transferee under novation agreements all of which include a guarantee as required by the FAR. At June 29, 2025 and December 31, 2024, there were no material amounts recorded in our financial statements related to third-party guarantees or novation agreements.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
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
NOTE 8 - FAIR VALUE MEASUREMENTS
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	June 29, 2025			December 31, 2024
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Mutual funds	$1,081	$1,081	$—	$1,072	$1,072	$—
U.S. Government securities	77	—	77	116	—	116
Other securities	705	363	342	645	342	303
Derivatives	71	—	71	9	—	9
Liabilities
Derivatives	157	—	157	196	—	196
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
We also make investments in companies that we believe are advancing or developing new technologies applicable to our business. These investments are primarily in early-stage companies and may be in the form of common or preferred stock, warrants, convertible debt securities, investments in funds or equity method investments. All of these investments are in securities without readily determinable fair values (privately held securities), which are measured initially at cost and are then adjusted to fair value only if there is an observable price change or reduced for impairment, if applicable. The carrying amounts of the investments were $601 million and $600 million at June 29, 2025 and December 31, 2024. Due to adjustments in valuation and/or sales of investments, we recorded net gains of $19 million ($14 million, or $0.06 per share, after tax) and $20 million ($15 million, or $0.06 per share, after tax) during the quarter and six months ended June 29, 2025. We recorded net gains of $9 million ($7 million, or $0.03 per share, after-tax) and $14 million ($11 million, or $0.04 per share, after-tax) during the quarter and six months ended June 30, 2024.
We use derivative instruments principally to reduce our exposure to market risks from changes in foreign currency exchange rates and interest rates. We transact business globally and are subject to risks associated with changing foreign currency exchange rates. We do not enter into or hold derivative instruments for speculative trading purposes. These

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
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
The aggregate notional amount of our outstanding interest rate swaps was $1.3 billion at June 29, 2025 and December 31, 2024. The aggregate notional amount of our outstanding foreign currency hedges was $7.9 billion and $7.5 billion at June 29, 2025 and December 31, 2024. The fair values of our outstanding interest rate swaps and foreign currency hedges at June 29, 2025 and December 31, 2024 were not significant. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters and six months ended June 29, 2025 and June 30, 2024. The impact of derivative instruments on our consolidated statements of cash flows is included in net cash provided by operating activities. Substantially all of our derivatives are designated for hedge accounting.
In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable, commercial paper and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The estimated fair value of our outstanding debt and commercial paper was $21.6 billion and $20.2 billion at June 29, 2025 and December 31, 2024. The outstanding principal amount of debt and commercial paper, including short-term and long-term debt, was $22.9 billion and $21.6 billion at June 29, 2025 and December 31, 2024, excluding $1.2 billion and $1.3 billion of unamortized discounts and issuance costs at June 29, 2025 and December 31, 2024. The estimated fair values of our outstanding debt were determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates and credit spreads (Level 2).
NOTE 9 - STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
During the six months ended June 29, 2025, we repurchased 2.7 million shares of our common stock in open market purchases for $1.3 billion. The total remaining authorization for future common stock repurchases under our share repurchase program was $8.1 billion as of June 29, 2025. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.
Dividends
We paid cash dividends of $1.6 billion ($6.60 per share) during the six months ended June 29, 2025. Additionally, we declared a third quarter 2025 dividend totaling approximately $770 million ($3.30 per share), which will be paid in September 2025. The total amount of dividends declared may differ from the total amount of dividends paid during a period due to the timing of dividend-equivalents paid on RSUs and PSUs. These dividend-equivalents are accrued during the vesting period and are paid upon the vesting of the RSUs and PSUs, which primarily occurs in the first quarter each year.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Accumulated Other Comprehensive Loss
Changes in the balance of AOCL, net of tax, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL
Balance at December 31, 2024	$(8,288)	$(164)	$(8,452)
Other comprehensive income before reclassifications	—	142	142
Amounts reclassified from AOCL
Amortization of net actuarial losses (a)	110	—	110
Amortization of net prior service costs (a)	18	—	18
Other	—	25	25
Total reclassified from AOCL	128	25	153
Total other comprehensive income	128	167	295
Balance at June 29, 2025	$(8,160)	$3	$(8,157)

Balance at December 31, 2023	$(8,704)	$(99)	$(8,803)
Other comprehensive (loss) before reclassifications	—	(32)	(32)
Amounts reclassified from AOCL
Amortization of net actuarial losses (a)	94	—	94
Amortization of net prior service credits (a)	(56)	—	(56)
Other	—	28	28
Total reclassified from AOCL	38	28	66
Total other comprehensive income (loss)	38	(4)	34
Balance at June 30, 2024	$(8,666)	$(103)	$(8,769)

(a)Reclassifications from AOCL related to postretirement benefit plans were recorded as a component of FAS (expense) income for each period presented. These amounts include $64 million and $19 million, net of tax, for the quarters ended June 29, 2025 and June 30, 2024, which are comprised of the amortization of net actuarial losses of $55 million and $47 million, and the amortization of net prior service costs (credits) of $9 million and $(28) million, for the quarters ended June 29, 2025 and June 30, 2024. See “Note 6 - Postretirement Benefit Plans”.
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
Significant judgments and assumptions are made in estimating contract sales, costs, and profit. We estimate profit as the difference between total estimated sales and total estimated costs to complete the contract and recognize that profit as costs are incurred (over time sales recognition) or when the customer accepts the product or service (point in time sales recognition). Contract sales may include estimates of variable consideration, including cost or performance incentives (such as award and incentive fees), un-priced change orders, requests for equitable adjustment (REAs), and contract claims. Variable consideration is included in total estimated sales to the extent it is probable that a significant reversal in the amount of cumulative sales recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We estimate variable consideration as the most likely amount to which we expect to be entitled. Contract costs include significant estimates related to labor, subcontractors, materials, overhead, general and administrative expenses, and costs to fulfill our industrial cooperation agreements, sometimes referred to as offset or localization agreements, required under certain contracts with international customers. Significant estimates related to

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
costs include the complexity and scope of the work to be performed, labor productivity and availability, labor rates including terms of collective bargaining arrangements, execution by our subcontractors, the availability and cost of materials including any impact from changing costs or inflation, the length of time to complete the performance obligation, overhead and general and administrative cost rates, and estimated useful lives of components and assets, among others. In particular, fixed-price development programs involve significant management judgment, as development contracts by nature have elements that have not been done before and thus, are highly subject to future unexpected changes in estimates as described below.
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
The following table presents the effect of profit booking rate adjustments on our financial results (in millions, except per share data):

	Quarters Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Sales	$(361)	$383	$142	$655
Segment operating profit	(1,045)	420	(565)	615
% of segment operating profit	(183)%	21%	(21)%	16%
Net earnings	(826)	332	(446)	486
Diluted earnings per share	(3.53)	1.39	(1.90)	2.02
During the quarter ended June 29, 2025, we recorded losses of $950 million on an ongoing classified program at our Aeronautics business segment, and $570 million on Canadian Maritime Helicopter Program (CMHP) and $95 million on Türkish Utility Helicopter Program (TUHP) at our RMS business segment. During the six months ended June 29, 2025, in

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
addition to the losses above, we recorded $125 million of adjustments resulting from favorable performance upon completion on certain commercial civil space programs at Space and an $80 million favorable adjustment upon completion of a classified program at Aeronautics. During the six months ended June 30, 2024 we recognized a reach-forward loss of $100 million on a classified program at our MFC business segment.
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
We have experienced significant performance issues on an existing classified program at our Aeronautics business segment. The initial phase is on a fixed-price incentive fee contract with fixed-price incentive fee options for additional phases. Phases within the program involve highly complex design and systems integration and we had previously recognized reach-forward losses amounting to $730 million on the initial phase and $95 million on the additional phases. Challenges and performance issues continued into 2025 and had a greater impact on schedule and costs than previously estimated. As a result, Aeronautics performed a comprehensive review of its design, integration, test, and other processes to achieve the technical requirements of the program, which was completed in the second quarter of 2025. Based on this review and ongoing discussions with the customer and suppliers, Aeronautics made significant changes to its processes and testing approach, resulting in significant updates to the program’s schedule and cost estimates. As a result, during the second quarter of 2025, we recognized additional reach-forward losses on the initial phase of $690 million and on additional phases of $260 million. The drivers that gave rise to the growth recognized on the initial phase and downstream impacts on estimates of cost and profitability in additional phases include: (1) observed software development performance degradation and integration findings; (2) learnings in recent software and build experience on other programs; (3) significant changes in test plan; (4) safety-critical and other necessary design and engineering changes; and (5) complete schedule realignment. As of June 29, 2025, cumulative losses recognized to date on this program were approximately $1.4 billion on the initial phase and $355 million on the additional phases. As of June 29, 2025, $583 million remained accrued in other current liabilities in our consolidated balance sheet. We will continue to proactively manage the technical requirements and our performance, the remaining work and any future changes in scope or schedule, and estimated costs to complete the program, including future phases. We may need to record additional losses in future periods if we experience further performance issues, increases in scope, or cost growth. Any such losses could be material to our financial results in any period that they are recognized. We and our industry team will continue to incur advanced procurement costs (also referred to as pre-contract costs) to enhance our ability to achieve the schedule and certain milestones which could be significant. We will monitor the recoverability of pre-contract costs, which could be impacted by our assessment of the customer’s decision regarding the funding of future phases of the program.
Our MFC business segment has been performing under a competitively bid classified contract, which includes a cost-reimbursable base contract for the initial phase of the program and multiple fixed-price options for additional phases. We previously disclosed that the options may be exercised over the next several years and if performed expect they would each be at a loss. During the first quarter of 2024, we concluded it was probable that the first option would be exercised and recognized a reach-forward loss of approximately $100 million. During the fourth quarter of 2024, we again assessed the likelihood that additional options may be exercised and concluded then that it is probable that all options will be exercised based on performance to date, future requirements of the program, discussions with the customer and suppliers, and anticipated customer funding, among other factors, resulting in the recognition of additional reach-forward

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
losses of approximately $1.31 billion. As of June 29, 2025, cumulative losses recognized on the program remained at approximately $1.46 billion in total, of which, $1.30 billion remained accrued in other current liabilities in our consolidated balance sheet.
We have contracted with the Canadian government for the Canadian Maritime Helicopter Program (CMHP) at our RMS business segment. The program provides for design, development, and production of CH-148 aircraft (the Original Equipment contract), which is a military variant of the S-92 helicopter, and for logistical support to the fleet (the In Service Support contract) over an extended time period. While we continue to be in discussions with the Canadian government to potentially restructure certain contractual terms and conditions that may be beneficial to both parties, and entered into a contract modification in 2024 to better align contract scope with the Canadian government’s need, which resulted in a reduction in our contract assets in the fourth quarter of 2024 and first quarter of 2025, any restructuring discussions may be prolonged or unsuccessful, and could result in a contract termination, and are dependent upon Canadian government resources and priorities and other factors outside of our control, such as trade relations with the United States. Communications with the customer during the second quarter of 2025 led to subsequent decisions made by us to focus on providing additional mission capabilities, enhanced logistical support, fleet life extension, and revised expectations regarding flight hours. Based on the ongoing discussions with the customer and decisions made by management, we revised our cost and sales estimates for this program. As a result, during the second quarter of 2025 we recognized additional losses of $570 million on the program. As of June 29, 2025, cumulative losses recognized on the program were approximately $670 million and approximately $680 million of contract assets remained on the balance sheet. Future performance issues or changes in our estimates may affect our ability to recover our costs, including recovery of the contract assets recognized on the balance sheet and our assessment of the reach-forward loss, and potential damages, which could be material to our financial results in any period that they are recognized.
We also have a number of contracts with Türkish industry for the Türkish Utility Helicopter Program (TUHP), which anticipates co-production with Türkish industry for production of T70 helicopters for use in Türkiye, as well as the related provision of Türkish goods and services under buy-back or offset obligations, to include the future sales of helicopters built in Türkiye for sale globally. In 2020, the U.S. Government imposed certain sanctions on Türkish entities and persons that have affected our ability to perform under the TUHP contracts. We have provided force majeure notices under the affected contracts and partially stopped work on TUHP effective October 5, 2024. We have been in discussions with our prime contract customer regarding the path forward for the program in light of the continued impact of the sanctions on our ability to perform under the TUHP contracts and our decision to partially stop work, including recent discussions of a potential mutually agreeable framework to restructure the program, including changing the scope of work. Our customer has asserted that it is entitled to penalties and damages, that we do not have the contractual right to stop work and that our decision to stop work may lead to a termination for default and additional penalties and damages. In light of the status of the continuing discussions with our prime contract customer and the current status of the TUHP program, we recognized a loss of $95 million in the second quarter of 2025. As of June 29, 2025, cumulative losses recognized to date on the program were approximately $130 million and the program remains in a contract liability position on the balance sheet. Additionally, if we are unable to finalize an agreement on mutually agreeable terms, we or our customer could elect to pursue other relief or remedies, which could result in a further reduction in sales, the imposition of penalties or assessment of damages, including the drawdown by the customer of letters of credit and performance bonds, and increased unrecoverable costs, which could be material to our financial results in any period that they are recognized.
Commercial Paper
We have agreements in place with financial institutions to provide for the issuance of commercial paper. The outstanding balance of commercial paper can fluctuate daily and the amount outstanding during the period may be greater or less than the amount reported at the end of the period. As of June 29, 2025, we had $1.4 billion of commercial paper borrowings with a weighted-average rate of 4.55%. As of December 31, 2024 we had no commercial paper borrowings outstanding. All of our commercial paper borrowings had maturities of up to three months or less from the date of issuance. We may, as conditions warrant, continue to issue commercial paper backed by our revolving credit facility to manage the timing of cash flows.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Backlog
Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. It is converted into sales in future periods as work is performed or deliveries are made. For our cost-reimbursable and fixed-priced-incentive contracts, the estimated consideration we expect to receive pursuant to the terms of the contract may exceed the contractual award amount. The estimated consideration is determined at the outset of the contract and is continuously reviewed throughout the contract period. In determining the estimated consideration, we consider the risks related to the technical, schedule and cost impacts to complete the contract and an estimate of any variable consideration. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of June 29, 2025, our ending backlog was $166.5 billion. We expect to recognize approximately 38% of our backlog over the next 12 months and a total of approximately 64% over the next 24 months as revenue with the remainder recognized thereafter.
Impairment and Other Charges
During the second quarter of 2025, we recorded charges totaling $66 million ($52 million, or $0.22 per share, after-tax) primarily for the write-off of fixed assets resulting from the U.S. Air Force’s Next Generation Air Dominance (NGAD) competition and down-select decision.
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
Income Taxes
Our effective income tax rates were 18.0% and 16.3% for the quarter and six months ended June 29, 2025 and 15.8% for both the quarter and six months ended June 30, 2024. The higher effective income tax rates for the quarter and six months ended June 29, 2025 were primarily attributable to increased interest expense on our uncertain tax position partially offset by changes in pre-tax earnings due to program losses previously described. The rates for all periods benefited from tax deductions for foreign derived intangible income, research and development tax credits, dividends paid to our defined contribution plans with an employee stock ownership plan feature and employee equity awards.
In our Annual Report on Form 10-K for the year ended December 31, 2018, we described our adoption of Accounting Standards Codification (ASC) 606 for certain manufacturing contracts. In connection with that change and the associated changes to the income recognition rules enacted in the 2017 Tax Cuts and Jobs Act, we correspondingly changed our method of accounting for U.S. federal income tax purposes with the Internal Revenue Service (IRS). As part of the IRS Compliance Assurance Process (CAP) program, the IRS initially approved that accounting method change for 2018 and 2019 without any adjustments, stating in writing that our new tax accounting method was an acceptable method that clearly reflected income.
After an additional review of the accounting method change in subsequent years, the IRS issued to us a Revenue Agent’s Report (RAR) for 2018-2019 on May 20, 2025 with an accompanying Notice of Proposed Adjustment (NOPA) for 2018-2020 in relation to our accounting method change (the Proposed Adjustments). The Proposed Adjustments, which seek approximately $4.6 billion of additional federal income tax (excluding interest), are based on the premise that we must recognize revenue as performance obligations on a contract are satisfied and as advance payments are received but must defer costs until delivery of the finished product. The Proposed Adjustments create a mismatch between revenue and costs, effectively disallow recognition of cost of goods sold for impacted contracts, and result in gross receipts taxation for each year at issue.
We strongly disagree with the IRS’s claims and are pursuing applicable administrative remedies with the IRS Independent Office of Appeals and, if necessary, judicial remedies if an acceptable administrative resolution cannot be reached. We do not expect resolution of this matter within twelve months and cannot predict with certainty the timing of such resolution. We believe our reserves for tax contingencies are adequate; however, if this matter is resolved unfavorably, there could be a material impact on our profitability and future cash flows.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
As of December 31, 2024, our liabilities associated with uncertain tax positions were not material. As of the quarter ended June 29, 2025, our liabilities associated with uncertain tax positions increased to $512 million with a corresponding increase to net deferred tax assets primarily attributable to the Proposed Adjustments. As of the quarter ended June 29, 2025, interest and penalties related to uncertain tax positions, which are included in income tax expense, increased to $129 million with $103 million representing the cumulative amount related to the Proposed Adjustments.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires public business entities to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. The new standard is effective for annual periods beginning after December 15, 2024, and may be applied prospectively or retrospectively. We will adopt this ASU prospectively for the period ending December 31, 2025, and it will impact only our disclosures, with no impacts to our financial condition or results of operations.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lockheed Martin Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Lockheed Martin Corporation (the Company) as of June 29, 2025, the related consolidated statements of earnings, comprehensive income and equity for the quarters and six months ended June 29, 2025 and June 30, 2024, and consolidated statements of cash flows for the six months ended June 29, 2025 and June 30, 2024, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
July 22, 2025

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
BUSINESS OVERVIEW
We are a global aerospace and defense company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics, system integration and cybersecurity services. Our main areas of focus are in defense, space, intelligence, homeland security and information technology, including cybersecurity. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. During the six months ended June 29, 2025, 73% of our $36.1 billion in sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 63% from the Department of Defense (DoD)), 27% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government).
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
Global Economic and Geopolitical Environment
Our business and financial performance are impacted by general economic conditions including inflationary pressures, delays and disruptions in supply chains, business slowdowns or shutdowns, workforce challenges and labor shortfalls, and market volatility. These macroeconomic factors have contributed, and may continue to contribute, to increased costs, delays, disruptions and other performance challenges, as well as competing demands for limited resources to address such increased costs and other challenges, for our company, our suppliers and partners, and our customers.
We continue to experience supply chain challenges, including supplier shortages and performance issues. These issues have delayed certain customer deliveries, limited our ability to ramp up production in response to customer demand for certain products and have caused out-of-sequence manufacturing, which increases costs and decreases operational efficiency. In addition, elevated levels of inflation and macroeconomic conditions present risks for us, our suppliers and the stability of the broader defense industrial base. Certain costs, including rising labor rates and supplier costs, have increased as a result of inflation, and have adversely affected our margins on certain programs. In addition, some suppliers are reducing the duration of pricing validity of their proposals to us or seeking to reopen pricing on existing agreements, which is operationally challenging and increases the risk of cost volatility. Supply chain challenges, including both the availability and cost of goods, may be further impacted due to the imposition of tariffs and the availability of rare earth minerals, as discussed below under “Recent Developments in Trade and Regulatory Policies.” We continue to work to mitigate challenges caused by the supply chain or current macroeconomic environment on our business, including by supporting small business and at-risk suppliers, deploying resources to work with our supply chain, securing materials and support by executing long-term contracts, enforcing existing contract terms, identifying alternative sources, collaborating with our customers to address industry-wide challenges, and optimizing our supply chain organization through digital transformation and workforce development. If we experience significant supply chain issues or high rates of inflation, and are unable to successfully mitigate the impact, our future profits, margins and cash flows, particularly for existing fixed-price contracts, may be adversely affected. Inflation and higher interest rates can also constrain the overall purchasing power of our customers for our products and services potentially impacting future orders, especially in a budget constrained environment. We remain committed to our ongoing efforts to increase the efficiency of our operations and improve the cost competitiveness and affordability of our products and services, which may, in part, offset cost increases from inflation.
For additional risks to the company related to the supply chain and availability of materials, see Part I, Item 1A, “Risk Factors” of our 2024 Form 10-K.
Recent Developments in Trade and Regulatory Policies
Certain materials and component parts that go into making our products are imported into the U.S. and are subject to tariffs, sanctions, embargoes, export and import controls, and other trade restrictions. The U.S. Government under the Trump Administration has increased tariffs, imposed additional tariffs, and expanded tariffs on goods imported from various countries. We also export certain products to other countries, and several countries have increased tariffs or imposed additional tariffs in response to U.S. tariffs. The tariff environment has been dynamic over the last several months, with changes occurring on an ongoing basis, and it is likely that additional developments will occur over the next several months, particularly as the U.S. negotiates with trade partners.
The tariffs that have been enacted or expanded by the U.S. or other countries did not materially impact our business or financial results for the six months ended June 29, 2025. We are currently evaluating the potential future impacts of the imposition of the announced tariffs to our business and financial condition. At this time, we do not believe that the tariffs announced by the U.S. or actions taken in response to these tariffs by other countries will have a material adverse effect upon our results of operations, financial condition, or cash flows. However, the actual impact of the new tariffs is subject to a number of factors including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any countermeasures that the target countries may take, how our Tier 1 and Tier 2 suppliers react, possible substitution effects, possible duty drawbacks, and any mitigating actions that may become available.
Significant changes in tax, trade, or other policies either in the U.S. or other countries, as well as any fluctuation in foreign exchange rates as a result of such activity, could materially increase our tax burden, the price we pay for materials and component parts, the price our customers pay, and result in delays in products received or non-delivery from our vendors as well as impact the availability of materials (including rare earth minerals), which could materially impact our business and financial results. We are pursuing available options to fully or substantially mitigate the impact of the increased tariffs or any future tariffs, including seeking exclusions, through drawbacks, refunds, recovering the costs in the pricing of our products, securing alternative sources of materials or products, or, in certain cases, qualifying for duty-free treatment. However, these actions may not be successful in fully or substantially mitigating the impact of tariffs, and, even if successful, there could be a near term impact on cash flows due to the timing of when tariffs are paid compared to when such costs may be refunded or recovered.
In addition, recent government actions relating to rare earth minerals that are used in certain of our products, including U.S. Government sourcing prohibitions on the import of such minerals and the imposition of export controls on such minerals by China, had raised concerns about supply availability earlier this year. Although rare earth shipments have resumed under a new U.S.-China framework agreement, exports remain subject to selective licensing and review by Chinese authorities, and the rare earth supply chain continues to be vulnerable to further disruption due to increasing scarcity and constrained capacity.
Lastly, the President has issued multiple Executive Orders, including two that are intended to (i) simplify and accelerate the procurement process through an overhaul of the Federal Acquisition Regulation (FAR), and its supplements and (ii) modernize the defense acquisition process by promoting commercial solutions, use of innovative acquisition authorities, and other existing streamlined processes. Among the actions directed by the President is a review of major defense acquisition programs that are more than 15% behind schedule or over budget, or not aligned with the Administration’s priorities, including identifying any programs for potential cancellation. While the impact of these reforms on our business is uncertain, they could potentially lead to changes in the way we interact with the U.S. Government, and we will continue to monitor and assess their effects on our business and financial results. Should the U.S. Government review one or more major defense programs in which we provide products and/or services, and this review leads to a full or partial cancellation of one of these programs, this could have an adverse effect on our business, financial condition, results of operations and cash flows.
For additional risks to the company related to the geopolitical and economic environment, see Part I, Item 1A, “Risk Factors” of our 2024 Form 10-K.
U.S. Government Budget Environment
Our primary customer is the U.S. Government, from which we derived 73% of our sales during the six months ended June 29, 2025, including 63% from the U.S. DoD. Funding for U.S. Government programs is subject to a variety of factors that can affect our business, including the administration’s budget requests and procurement priorities and policies, annual congressional budget authorization and appropriation processes, and other U.S. Government domestic and international priorities. U.S. Government spending levels, particularly defense spending, and timely funding thereof can affect our financial performance over the short and long term.
On March 15, 2025, the President signed into law the Full-Year Continuing Appropriations and Extensions Act, 2025 (the Act), which funds the U.S. Government under a continuing resolution through September 30, 2025, its fiscal year (FY) end. In total, the FY 2025 continuing resolution funding is roughly equivalent to the U.S. Government’s FY 2024 funding with a few anomalies and other smaller shifts in funding between appropriations titles. The Act increases the DoD FY 2025 base budget by $6 billion to a total of $831.5 billion, while reducing nondefense spending. Unlike other continuing resolution funding measures, the Act provides the DoD conditional authority to permit new program starts as long as they were included in the FY 2025 House or FY 2025 Senate appropriation bills and $8 billion in flexible funding, furthering the flexibility of DoD operating under a continuing resolution.
The Administration published its FY 2026 budget request in June 2025. The budget request includes $848.3 billion in the base budget (discretionary) funding, and $113.3 billion in reconciliation (mandatory) funding. The One Big Beautiful Bill Act passed the Senate and House, and was signed by the President on July 4, 2025. The bill provides more than $150 billion in mandatory funding (inclusive of the $113.3 billion) for DoD available until September 30, 2029.
The legislative process has been delayed due to the late release of the FY 2026 budget request. The House Appropriations Subcommittee on Defense (HAC-D) released its FY 2026 congressional marks using the FY 2025 enacted amounts as its baseline on June 12, 2025. The bill recommends $831.5 billion in discretionary funding for the DoD. The Senate Armed Services Committee marked up its version of the FY 2026 National Defense Authorization Act (FY 2026 NDAA) on July 10, 2025 and included a topline increase of $32.1 billion. The House Armed Services Committee (HASC) also completed their markup of the FY 2026 NDAA on July 15, 2025 and held at the topline of the FY 2026 President’s budget request.
We anticipate the federal budget, debt ceiling, additional potential tax law changes and regulatory environment will continue to be subject to debate and compromise shaped by, among other things, the new Administration and Congress, heightened political tensions, the global security environment, inflationary pressures, and macroeconomic conditions. The result may be shifting funding priorities, which could have material impacts on defense spending broadly and our programs. Additionally, the administration continues to take steps to evaluate government-wide and defense-specific staffing and procurement, which includes assessing mission priorities, procurement methods, program performance, and other factors and then potentially taking action based on those assessments. Those actions remain uncertain and could result in impacts to both our current and future business prospects and financial performance.
See also the discussion of U.S. Government funding risks, in Part I, Item 1A, “Risk Factors” of our 2024 Form 10-K.
Portfolio Shaping Activities
On June 26, 2025, we paid $360 million, in cash, to close our acquisition of Amentum’s Rapid Solutions business (Rapid Solutions). This acquisition integrates Rapid Solutions’ advanced space and airborne mission capabilities, including intelligence, surveillance and reconnaissance technologies, into Lockheed Martin’s portfolio. The financial results of Rapid Solutions have been included within our operating results in the period post-acquisition. See “Note 1 – Basis of Presentation” included in our Notes to Consolidated Financial Statements for further information regarding the acquisition of Rapid Solutions.

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
Our consolidated results of operations were as follows (in millions, except per share data):

	Quarters Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Sales	$18,155	$18,122	$36,118	$35,317
Operating costs and expenses	(17,421)	(15,992)	(33,061)	(31,194)
Gross profit	734	2,130	3,057	4,123
Other income, net	14	18	63	54
Operating profit	748	2,148	3,120	4,177
Interest expense	(274)	(261)	(542)	(516)
Non-service FAS pension (expense) income	(99)	15	(197)	31
Other non-operating income, net	42	46	72	91
Earnings before income taxes	417	1,948	2,453	3,783
Income tax expense	(75)	(307)	(399)	(597)
Net earnings	$342	$1,641	$2,054	$3,186
Diluted earnings per common share	$1.46	$6.85	$8.75	$13.24

Certain amounts reported in other income, net, including our share of earnings or losses from equity method investees, are included in the operating profit of our business segments. Accordingly, such amounts are included in the discussion of our business segment results of operations.
Sales
We generate sales from the delivery of products and services to our customers. Our consolidated sales were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Products	$15,149	$15,109	$30,085	$29,305
% of total sales	83.4%	83.4%	83.3%	83.0%
Services	3,006	3,013	6,033	6,012
% of total sales	16.6%	16.6%	16.7%	17.0%
Total sales	$18,155	$18,122	$36,118	$35,317
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
Product Sales
Product sales during the quarter ended June 29, 2025 were comparable to the same period in 2024. Higher product sales of approximately $325 million at MFC and $100 million at Space were offset by lower product sales of $375 million at RMS. Higher product sales at MFC were due to production ramp-up on Joint Air-to-Surface Standoff Missile (JASSM), Long Range Anti-Ship Missile (LRASM), and precision fires programs. Higher product sales at Space were due to higher volume on Orion and Next Generation Interceptor (NGI) programs partially offset by lower product sales due to program lifecycle on the Next Generation Overhead Persistent Infrared (Next Gen OPIR) system. Lower product sales at RMS were due to lower volume on radar and the Canadian Surface Combatant (CSC) programs, and the unfavorable cumulative adjustments to sales driven by recognizing a loss on Türkish Utility Helicopter Program (TUHP) as previously described. Product sales for Aeronautics were comparable as higher volume on F-35 production contracts was mostly offset by the unfavorable cumulative adjustment to sales driven by recognizing a loss on a classified contract in the second quarter of 2025. See “Note 10 – Other” included in our Notes to Consolidated Financial Statements for further details about program losses incurred at Aeronautics and RMS.
Product sales increased $780 million, or 3%, during the six months ended June 29, 2025, compared to the same period in 2024. The increase was primarily attributable to higher product sales of approximately $675 million at MFC, $145 million at Aeronautics and $80 million at Space offset by lower product sales of $120 million at RMS. Higher product sales at MFC were due to production ramp-up on JASSM, LRASM, and precision fires programs. Higher product sales at Aeronautics were due to higher volume on F-35 production contracts, partially offset by the unfavorable cumulative adjustment to sales driven by recognizing a loss on a classified contract in the second quarter of 2025. Higher product sales at Space were due to higher volume on NGI and Orion programs partially offset by lower product sales due to program lifecycle on the Next Gen OPIR system. Lower product sales at RMS were due to the unfavorable cumulative adjustment to sales driven by recognizing a loss on TUHP as previously described and lower production volume on Seahawk programs.
Service Sales
Service sales during the quarter ended June 29, 2025 were comparable to the same period in 2024. Lower service sales of approximately $180 million at RMS were offset by higher service sales of approximately $155 million at Aeronautics. Lower service sales at RMS were due to the unfavorable cumulative adjustment to sales driven by recognizing a loss on Canadian Maritime Helicopter Program (CMHP) as previously described. Higher service sales at Aeronautics were due to higher volume on F-35 sustainment contracts.
Service sales during the six months ended June 29, 2025 were comparable to the same period in 2024. Higher service sales of approximately $210 million at Aeronautics were offset by lower service sales of approximately $195 million at RMS. Higher service sales at Aeronautics were due to higher volume on F-35 sustainment contracts. Lower service sales at RMS were due to the unfavorable cumulative adjustment to sales driven by recognizing a loss on CMHP as previously described.

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
Our consolidated operating costs and expenses were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Operating costs and expenses – products	$(14,469)	$(13,520)	$(27,753)	$(26,404)
% of product sales	95.5%	89.5%	92.2%	90.1%
Operating costs and expenses – services	(3,130)	(2,582)	(5,770)	(5,185)
% of service sales	104.1%	85.7%	95.6%	86.2%
Impairment and other charges	(66)	(87)	(66)	(87)
Other unallocated, net	244	197	528	482
Total operating costs and expenses	$(17,421)	$(15,992)	$(33,061)	$(31,194)
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
Product Costs
Product costs increased $949 million, or 7%, during the quarter ended June 29, 2025, compared to the same period in 2024. The increase was primarily attributable to higher product costs of approximately $880 million at Aeronautics and $285 million at MFC, partially offset by lower product costs of approximately $290 million at RMS. Higher product costs at Aeronautics were due to the impact of recognizing a loss on a classified contract in the second quarter of 2025 and higher volume as described above in “Product Sales”. Higher product costs at MFC were due to production ramp up as described above in “Product Sales”. Lower product costs at RMS were due to lower volume as described above in “Product Sales”.
Product costs increased $1.3 billion, or 5%, during the six months ended June 29, 2025, compared to the same period in 2024. The increase was primarily attributable to higher product costs of approximately $995 million at Aeronautics and $485 million at MFC, partially offset by lower product costs of approximately $95 million at RMS. Higher product costs at Aeronautics were due to the impact of recognizing a loss on a classified contract as described above and higher volume as described above in “Product Sales”. Higher product costs at MFC were due to production ramp up as described above in “Product Sales”. Lower product costs at RMS were due to lower production volume as described above in “Product Sales”.
Service Costs
Service costs increased $548 million, or 21%, during the quarter ended June 29, 2025, compared to the same period in 2024. The increase was primarily attributable to higher service costs of approximately $400 million at RMS and $110 million at Aeronautics. Higher service costs at RMS were due to the impact of recognizing losses on CMHP as previously described. Higher service costs at Aeronautics were due to higher volume as described above in “Service Sales”.
Service costs increased $585 million, or 11%, during the six months ended June 29, 2025, compared to the same period in 2024. The increase was primarily attributable to higher service costs of approximately $400 million at RMS and $165 million at Aeronautics. Higher service costs at RMS were due to the impact of recognizing losses on CMHP as previously described. Higher service costs at Aeronautics were due to higher volume as described above in “Service Sales”.

Impairment and Other Charges
We recorded charges totaling $66 million ($52 million, or $0.22 per share, after-tax) during the quarter ended June 29, 2025 and $87 million ($69 million, or $0.29 per share, after-tax) during the same period in 2024. See “Note 10 - Other” included in our Notes to Consolidated Financial Statements for additional information.
Other Unallocated, Net
Other unallocated, net primarily includes the FAS/CAS pension operating adjustment (which represents the difference between total CAS pension cost recorded in our business segments’ results of operations and the service cost component of FAS pension (expense) income), stock-based compensation expense, changes in the fair value of assets and liabilities for deferred compensation plans, intangible asset amortization expense and other corporate costs. These items are not allocated to the business segments and, therefore, are not allocated to operating costs and expenses for products or services. Other unallocated, net reduced operating expenses by $244 million and $528 million during the quarter and six months ended June 29, 2025, compared to $197 million and $482 million during the quarter and six months ended June 30, 2024. The increase in other unallocated, net was primarily due to higher gains from the changes in the fair value of assets and liabilities related to deferred compensation plans during the quarter and six months ended June 29, 2025 compared to the same periods in 2024 and fluctuations in costs associated with various corporate items, none of which were individually significant.
Other Income, Net
Other income, net during the quarter ended June 29, 2025 was comparable to the same period in 2024. Other income, net was $63 million and $54 million during the six months ended June 29, 2025 and June 30, 2024. Other income, net, primarily includes earnings generated by equity method investees, as well as gains or losses for acquisitions, divestitures, and other items, none of which are individually significant. The increase in other income, net during the six months ended June 29, 2025 resulted primarily from an intellectual property license arrangement.
Interest Expense
Interest expense was $274 million and $542 million during the quarter and six months ended June 29, 2025, compared to $261 million and $516 million during the quarter and six months ended June 30, 2024. The increase in interest expense in 2025 resulted primarily from the issuance of commercial paper and senior unsecured notes in December 2024.
Non-service FAS Pension (Expense) Income

Non-service FAS pension expense was $99 million and $197 million during the quarter and six months ended June 29, 2025, compared to non-service FAS pension income of $15 million and $31 million during the quarter and six months ended June 30, 2024. The increase in expense was primarily due to higher prior service cost amortization and a reduced asset base as detailed in “Note 6 - Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements.
Other Non-operating Income, net

Other non-operating income, net primarily includes gains or losses related to adjustments in valuation of early-stage company investments or gains or losses upon the sale of these investments and interest income earned on cash and cash equivalents. Other non-operating income, net was $42 million and $72 million during the quarter and six months ended June 29, 2025, compared to $46 million and $91 million during the quarter and six months ended June 30, 2024. See “Note 8 - Fair Value Measurements” included in our Notes to Consolidated Financial Statements for additional information.
Income Tax Expense
Our effective income tax rates were 18.0% and 16.3% for the quarter and six months ended June 29, 2025 and 15.8% for both the quarter and six months ended June 30, 2024. The higher effective income tax rates for the quarter and six months ended June 29, 2025 were primarily attributable to increased interest expense on our uncertain tax position partially offset by changes in pre-tax earnings due to program losses previously described. The rates for all periods benefited from tax deductions for foreign derived intangible income, research and development tax credits, dividends paid to our defined contribution plans with an employee stock ownership plan feature and employee equity awards.

Changes in U.S. (federal or state) or foreign tax laws and regulations, or their interpretation and application (including those with retroactive effect), could significantly impact our provision for income taxes, the amount of taxes payable, our deferred tax asset and liability balances, and stockholders’ equity. In addition to future changes in tax laws, the amount of net deferred tax assets will change periodically based on several factors, including the measurement of our postretirement benefit plan obligations, actual cash contributions to our postretirement benefit plans and the change in the amount or reevaluation of uncertain tax positions.
As a result of an IRS tax audit related to our adoption of Accounting Standards Codification (ASC) 606 for certain manufacturing contracts and the associated changes to the income recognition rules enacted in the 2017 Tax Cuts and Jobs Act, the IRS has proposed adjustments that could result in significant additional federal income tax. We are pursuing administrative and potentially judicial remedies to resolve this matter. We believe our reserves for tax contingencies are adequate; however, the outcome of this matter is uncertain, and if this matter is resolved unfavorably, there could be a material impact on our profitability and future cash flows. See “Note 10 - Other” included in our Notes to Consolidated Financial Statements for additional information.
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
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development (R&D) expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years for tax purposes. On July 4, 2025, the President signed into law the One Big Beautiful Bill Act (the Tax Act). The Tax Act, among other things, reinstates full deduction of R&D expenditures starting in 2025. We are in the process of evaluating the impact of the Tax Act on our consolidated financial statements. However, we expect the Tax Act to decrease our cash tax liability for 2025.
The Organisation for Economic Co-operation and Development (OECD) has established a framework for a global minimum corporate tax of 15%, known as Pillar 2, which will be applied on a country-by-country basis to companies with global revenues and profits above certain thresholds. The implementation of Pillar 2 is phased, with certain aspects effective on January 1, 2024, and others on January 1, 2025. Although the United States has not enacted legislation to adopt Pillar 2, and its future adoption is uncertain, several countries where we operate have enacted such legislation, and others are in the process of doing so. We do not expect Pillar 2 to have a material impact on our effective tax rate or our financial condition and results of operations.
Net Earnings
We reported net earnings of $342 million ($1.46 per share) and $2.1 billion ($8.75 per share) during the quarter and six months ended June 29, 2025 and $1.6 billion ($6.85 per share) and $3.2 billion ($13.24 per share) during the quarter and six months ended June 30, 2024. Net earnings and earnings per share for the quarter and six months ended June 29, 2025 were affected by the factors mentioned above. Earnings per share also benefited from a net decrease of approximately 5.3 million and 5.8 million weighted average common shares outstanding during the quarter and six months ended June 29, 2025, compared to the same periods in 2024. The reduction in weighted average common shares was a result of share repurchases, partially offset by share issuances under our stock-based awards and certain defined contribution plans.

BUSINESS SEGMENT RESULTS OF OPERATIONS
Our operations are organized into four business segments, which also comprise our reportable segments: Aeronautics, Missiles and Fire Control (MFC), Rotary and Mission Systems (RMS) and Space. We generally organize our business segments based on the nature of products and services offered.
Business segment operating profit excludes the FAS/CAS pension operating adjustment described below, a portion of corporate costs not considered allowable or allocable to contracts with the U.S. Government under the applicable U.S. Government Cost Accounting Standards (CAS) or federal acquisition regulations (FAR), and other items not considered part of management’s evaluation of segment operating performance. See “Note 3 - Information on Business Segments – Unallocated Items” included in our Notes to Consolidated Financial Statements for additional information.
Sales and operating profit for each of our business segments were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Sales
Aeronautics	$7,420	$7,277	$14,477	$14,122
Missiles and Fire Control	3,433	3,102	6,806	6,095
Rotary and Mission Systems	3,995	4,548	8,323	8,636
Space	3,307	3,195	6,512	6,464
Total sales	$18,155	$18,122	$36,118	$35,317
Operating profit (loss)
Aeronautics	$(98)	$751	$622	$1,430
Missiles and Fire Control	479	450	944	761
Rotary and Mission Systems	(172)	495	349	925
Space	362	346	741	671
Total business segment operating profit	571	2,042	2,656	3,787
Unallocated items
FAS/CAS pension operating adjustment	379	406	758	812
Impairment and other charges (a)	(66)	(87)	(66)	(87)
Intangible asset amortization expense	(63)	(61)	(127)	(122)
Other, net	(73)	(152)	(101)	(213)
Total unallocated items	177	106	464	390
Total consolidated operating profit	$748	$2,148	$3,120	$4,177

(a)See “Note 10 - Other” included in our Notes to Consolidated Financial Statements for additional information.
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

The total FAS/CAS pension adjustments, including the service and non-service cost components of FAS pension (expense) income for our qualified defined benefit pension plans, were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Total FAS (expense) income and CAS cost
FAS pension (expense) income	$(112)	$—	$(223)	$1
Less: CAS pension cost	392	421	784	842
Total FAS/CAS pension adjustment	$280	$421	$561	$843

Service and non-service cost reconciliation
FAS pension service cost	$(13)	$(15)	$(26)	$(30)
Less: CAS pension cost	392	421	784	842
Total FAS/CAS pension operating adjustment	379	406	758	812
Non-service FAS pension (expense) income	(99)	15	(197)	31
Total FAS/CAS pension adjustment	$280	$421	$561	$843
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
The following table presents the effect of our consolidated net profit booking rate adjustments on segment operating profit (in millions):

	Quarters Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Aeronautics	$(730)	$120	$(620)	$210
Missiles and Fire Control	130	155	260	150
Rotary and Mission Systems	(550)	60	(465)	100
Space	105	85	260	155
Total business segment operating profit	$(1,045)	$420	$(565)	$615
During the quarter ended June 29, 2025, we recorded losses of $950 million on an ongoing classified program at our Aeronautics business segment, and $570 million on CMHP and $95 million on TUHP at our RMS business segment. During the six months ended June 29, 2025, in addition to the losses above, we recorded $125 million of adjustments resulting from favorable performance upon completion on certain commercial civil space programs at Space and an $80 million favorable adjustment upon completion of a classified program at Aeronautics. During the six months ended June 30, 2024 we recognized a reach-forward loss of $100 million on a classified program at our MFC business segment.
Aeronautics
Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Sales	$7,420	$7,277	$14,477	$14,122
Operating (loss) profit	(98)	751	622	1,430
Operating margin	(1.3%)	10.3%	4.3%	10.1%
Aeronautics’ sales during the quarter ended June 29, 2025 increased $143 million, or 2%, compared to the same period in 2024. This increase was primarily attributable to higher sales of $470 million on the F-35 program due to higher volume on production contracts. This increase was partially offset by a $360 million unfavorable cumulative adjustment to sales driven by the loss on a classified contract as previously described.

Aeronautics’ operating profit during the quarter ended June 29, 2025 decreased $849 million, or 113%, compared to the same period in 2024. The decrease was attributable to the previously described $950 million reach forward loss recognized on a classified contract, which was partially offset by a $90 million increase on the F-35 program due to higher profit booking rate adjustments and volume as described above.
Aeronautics’ sales during the six months ended June 29, 2025 increased $355 million, or 3%, compared to the same period in 2024. This increase was primarily attributable to higher sales of $685 million on the F-35 program due to higher volume on production contracts. This increase was partially offset by a $360 million unfavorable cumulative adjustment to sales driven by the loss on a classified contract as previously described.
Aeronautics’ operating profit during the six months ended June 29, 2025 decreased $808 million, or 57%, compared to the same period in 2024. The decrease was attributable to the previously described $950 million reach forward loss recognized on a classified contract. This decrease was partially offset by a $110 million increase on the F-35 program due to higher volume as described above and higher profit booking rate adjustments and an $80 million profit booking rate adjustment in the first quarter of 2025 resulting from favorable performance at completion on a classified program.
Missiles and Fire Control
Summary operating results for our MFC business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Sales	$3,433	$3,102	$6,806	$6,095
Operating profit	479	450	944	761
Operating margin	14.0%	14.5%	13.9%	12.5%
MFC’s sales during the quarter ended June 29, 2025 increased $331 million, or 11%, compared to the same period in 2024. This increase was primarily attributable to higher sales of $330 million on tactical and strike missile programs due to production ramp-up on JASSM, LRASM and precision fires programs.
MFC’s operating profit during the quarter ended June 29, 2025 increased $29 million, or 6%, compared to the same period in 2024. This increase was attributable to three primary factors: a $35 million increase from production ramp up as described above, and a $25 million increase from favorable contract mix; partially offset by a $25 million decrease in profit booking rate adjustments. The decrease in profit booking rate adjustments was primarily due to lower favorable profit adjustments on Patriot Advanced Capability-3 (PAC-3).
MFC’s sales during the six months ended June 29, 2025 increased $711 million, or 12%, compared to the same period in 2024. This increase was primarily attributable to higher sales of $700 million on tactical and strike missile programs due to production ramp-up on JASSM, LRASM, and precision fires programs.
MFC’s operating profit during the six months ended June 29, 2025 increased $183 million, or 24%, compared to the same period in 2024. This increase was attributable to two primary factors: a $110 million increase in profit booking rate adjustments and a $60 million volume increase driven by production ramp-up as described above. The increase in profit booking rate adjustments was primarily due to a $100 million loss recognized on a classified program and an unfavorable profit adjustment on Hellfire in the first quarter of 2024 that did not recur, partially offset by lower favorable profit adjustments on PAC-3 in 2025.
Rotary and Mission Systems
Summary operating results for our RMS business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Sales	$3,995	$4,548	$8,323	$8,636
Operating (loss) profit	(172)	495	349	925
Operating margin	(4.3%)	10.9%	4.2%	10.7%
RMS’ sales during the quarter ended June 29, 2025 decreased $553 million, or 12%, compared to the same period in

2024. The decrease was primarily attributable to lower net sales of $370 million on Sikorsky helicopter programs due to the unfavorable cumulative adjustments to sales driven by recognizing losses on CMHP and TUHP as previously described, and lower production volume on Seahawk programs; and a $145 million decrease on integrated warfare systems and sensors (IWSS) programs due to lower volume on radar and the CSC programs.
RMS’ operating profit during the quarter ended June 29, 2025 decreased $667 million, or 135%, compared to the same period in 2024. This decrease was attributable to a $610 million decrease in profit booking rate adjustments primarily due to a $570 million loss recognized on CMHP and a $95 million loss recognized on TUHP as previously described.
RMS’ sales during the six months ended June 29, 2025 decreased $313 million, or 4%, compared to the same period in 2024. The decrease was primarily attributable to lower net sales of $245 million on Sikorsky helicopter programs due to the unfavorable cumulative adjustments to sales driven by recognizing losses on CMHP and TUHP as previously described.
RMS’ operating profit during the six months ended June 29, 2025 decreased $576 million, or 62%, compared to the same period in 2024. This decrease was attributable to a $565 million decrease in profit booking rate adjustments primarily due to a $570 million loss recognized on CMHP and a $95 million loss recognized on TUHP as previously described, partially offset by unfavorable profit adjustments on Seahawk programs in the first quarter of 2024 that did not recur.
Space
Summary operating results for our Space business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Sales	$3,307	$3,195	$6,512	$6,464
Operating profit	362	346	741	671
Operating margin	10.9%	10.8%	11.4%	10.4%
Space’s sales during the quarter ended June 29, 2025 increased $112 million, or 4%, compared to the same period in 2024. This increase was primarily attributable to higher sales of $115 million for commercial civil space programs primarily due to higher volume on the Orion program; and $80 million for strategic and missile defense programs due to higher volume on NGI and Fleet Ballistic Missile (FBM) programs. These increases were partially offset by a decrease of $95 million on national security space programs due to program lifecycle on Next Gen OPIR system.
Space’s operating profit during the quarter ended June 29, 2025 increased $16 million, or 5%, compared to the same period in 2024. This increase was attributable to a $20 million increase in profit booking rate adjustments primarily due to favorable performance at completion on certain commercial civil space programs.
Space’s sales during the six months ended June 29, 2025 increased $48 million, or 1%, compared to the same period in 2024. This increase was primarily attributable to higher sales of $190 million for commercial civil space programs primarily due to favorable performance at completion on certain commercial civil space programs and higher volume on the Orion program; and $90 million for strategic and missile defense programs due to higher volume on the NGI program. These increases were partially offset by a decrease of $250 million on national security space programs due to program lifecycle on Next Gen OPIR system.
Space’s operating profit during the six months ended June 29, 2025 increased $70 million, or 10%, compared to the same period in 2024. This increase was attributable to an $105 million increase in profit booking rate adjustments partially offset by $20 million of lower equity earnings driven by lower launch volume from our investment in United Launch Alliance (ULA). The increase in profit booking rate adjustments was primarily due to favorable performance at completion on certain commercial civil space programs.
Total equity earnings (ULA) represented approximately $10 million, or 3%, and $5 million, or 1%, of Space's operating profit during the quarter and six months ended June 29, 2025, compared to approximately $10 million, or 3%, and $25 million, or 4% for the same periods in 2024.

FINANCIAL CONDITION
Liquidity and Capital Resources
At June 29, 2025, we had cash and cash equivalents of $1.3 billion that was generally available to fund ordinary business operations without significant legal, regulatory or other restrictions. Our principal source of liquidity is our cash from operations and access to credit markets. Access to credit markets includes our $3.0 billion revolving credit facility, including the ability to issue commercial paper. As of June 29, 2025, we had no borrowings outstanding under the revolving credit facility and $1.4 billion in commercial paper borrowings at a weighted average rate of 4.55%. As of December 31, 2024, there were no borrowings outstanding under the revolving credit facility or the commercial paper program. We may, as conditions warrant, continue to issue commercial paper backed by our revolving credit facility to manage the timing of cash flows.
Cash received from customers is our primary source of cash from operations. However, from time to time, we fund customer programs ourselves pending government appropriations. If we incur costs in excess of funds obligated on the contract or in advance of a contract award, this negatively affects our cash flows, and we may be at risk for reimbursement of the excess costs. In addition, when estimates of total costs to be incurred on a contract exceed total estimates of the transaction price, a provision for the entire loss is determined at the contract level and is recorded in the period in which the loss is evident, which we refer to as a reach-forward loss. These reach-forward losses do not have an immediate cash flow impact, but as future costs are incurred on these contracts, these losses will negatively impact cash flows over the remaining period of performance.
Additionally, increases in costs due to tariffs may impact our cash flows, as we may not be able to fully recover these costs, and even if recovery is possible, it may not occur in the same period as the incurred costs. See “Recent Developments in Trade and Regulatory Policies” included within the “Business Overview” discussion above.
Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type. We generally bill and collect cash more frequently under cost-reimbursable contracts, which represented approximately 41% of the sales we recorded during the six months ended June 29, 2025, as we are authorized to bill as the costs are incurred. A number of our fixed-price contracts may provide for performance-based payments, which allow us to bill and collect cash as we perform on the contract. The amounts of performance-based payments and the related milestones are determined in the negotiation of each contract. The timing of such payments may differ from the timing of the costs incurred related to our contract performance, thereby affecting our cash flows.
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
We continue to return cash to stockholders through dividends and share repurchases. The remaining authorization under our share repurchase program was $8.1 billion as of June 29, 2025. The share repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time. The amount of shares ultimately purchased and the timing of purchases are at the discretion of management and subject to compliance with applicable law and regulation.
We continue to actively manage our debt levels, including maturities and interest rates. We seek to finance our business in a manner that preserves financial flexibility while minimizing borrowing costs to the extent practicable. We review changes in financial market and economic conditions to manage the types, amounts and maturities of our indebtedness. We may at times refinance existing indebtedness, vary our mix of variable-rate and fixed-rate debt or seek alternative financing sources or arrangements for our cash and operational needs.

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
The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	Six Months Ended
	June 29, 2025	June 30, 2024
Cash and cash equivalents at beginning of year	$2,483	$1,442
Operating activities
Net earnings	2,054	3,186
Noncash adjustments	2,057	971
Changes in working capital	(2,454)	(444)
Other, net	(47)	(202)
Net cash provided by operating activities	1,610	3,511
Net cash (used for) investing activities	(1,145)	(744)
Net cash (used for) financing activities	(1,655)	(1,686)
Net change in cash and cash equivalents	(1,190)	1,081
Cash and cash equivalents at end of period	$1,293	$2,523
Operating Activities
Net cash provided by operating activities during the six months ended June 29, 2025 decreased $1.9 billion compared to the same period in 2024. The decrease in cash from operations was primarily due to an increase in working capital, which is defined as receivables, contract assets, and inventories less accounts payable and contract liabilities. This increase in working capital was driven by three main factors: an increase in contract assets as a result of the timing of milestones, primarily related to the F-35 program at Aeronautics; an increase in Sikorsky inventory at RMS; and decreases in contract liabilities related to classified programs at Aeronautics and national security space programs at Space. These increases were partially offset by favorable timing of cash payments related to accounts payable, primarily at Aeronautics.
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
The following table reconciles net cash provided by operating activities to free cash flow (in millions):

	Six Months Ended
	June 29, 2025	June 30, 2024
Cash from operations	$1,610	$3,511
Capital expenditures	(805)	(748)
Free cash flow	$805	$2,763
Free cash flow during the six months ended June 29, 2025 decreased $2.0 billion compared to the same period in 2024 primarily due to operating cash flow drivers described above and higher software expenditures.
Investing Activities
Net cash used for investing activities during the six months ended June 29, 2025 increased $401 million compared to the same period in 2024, primarily due to a $360 million cash payment for the acquisition of Rapid Solutions. Capital expenditures totaled $805 million and $748 million during the six months ended June 29, 2025 and June 30, 2024. The majority of our capital expenditures are for equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.
Financing Activities
Net cash used for financing activities during the six months ended June 29, 2025 decreased $31 million compared to the same period in 2024.
During the six months ended June 29, 2025 and June 30, 2024, we paid dividends totaling $1.6 billion ($6.60 per share) and $1.5 billion ($6.30 per share).
During the six months ended June 29, 2025, we paid $1.3 billion to repurchase 2.7 million shares of our common stock. See “Note 9 - Stockholders’ Equity” included in our Notes to Consolidated Financial Statements for additional information. During the six months ended June 30, 2024, we paid $1.9 billion to repurchase 4.2 million shares of our common stock.
During the six months ended June 29, 2025, we received net proceeds of $1.4 billion from the issuance of commercial paper.
During the six months ended June 29, 2025 and June 30, 2024, we repaid $142 million and $168 million of long-term notes with a fixed interest rate of 7.625% and 8.375% according to their scheduled maturities.
OTHER MATTERS
Status of the F-35 Program
The F-35 program primarily consists of production contracts, sustainment activities, and new development efforts. Production of the aircraft is expected to continue for many decades given the U.S. Government’s objective of procuring and sustaining 2,456 aircraft for the U.S. Air Force, U.S. Marine Corps, and U.S. Navy. We also have commitments from seven international partner countries and 12 FMS customers. We continue to see strong international demand for the F-35. In February 2025, Singapore signed an LOA for eight F-35As, adding to their prior program of record of 12 F-35Bs. In June 2025, the United Kingdom announced its intent to purchase 12 F-35As adding to its existing fleet of F-35Bs. We expect international interest to continue to expand in the coming years.
During the second quarter of 2025, we delivered 50 aircraft. Since the program inception through June 29, 2025, we delivered 1,199 production F-35 aircraft, including 866 F-35A variants, 221 F-35B variants and 112 F-35C variants, and our backlog as of that date was 311 aircraft, demonstrating the F-35 program’s continued progress and longevity.

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
The F-35 program is significant and complex, and we and our customers continually review aircraft performance, program and delivery schedule, cost and supply chain issues, and requirements as part of our internal program management efforts and the DoD, Congressional and international countries’ oversight and budgeting processes. Areas of particular focus currently include Lockheed Martin’s and supplier performance, Block 4 modernization, flight test execution, cost of life cycle operations, sustainment, inflation-related cost and supply chain-related cost and schedule pressures, and efforts to increase affordability and readiness.
As previously disclosed, deliveries of F-35 aircraft were put on hold in the first half of 2024 due to technology insertion delays in the Lot 15-17 contract. Deliveries resumed in July 2024 after reaching agreement with JPO on a phased approach to inserting such capabilities into the aircraft including timing of the final delivery payments and related withhold liquidations. We continue to make progress on delivering capability while enhancing the air dominance of the F-35 through on-going Block 4 development.
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
ITEM 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 29, 2025. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of June 29, 2025.
There were no changes in our internal control over financial reporting during the quarter ended June 29, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•planned production rates and orders for significant programs, compliance with stringent performance and reliability standards, and materials availability, including government furnished equipment and rare earth minerals;
•the timing of contract awards or contract definitization, decisions by government customers to impose contract terms following undefinitized contract actions, achievement of performance milestones, customer acceptance of product deliveries, and receipt of customer payments;
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
•performance and/or financial viability of key suppliers, teammates, joint ventures (including United Launch Alliance), joint venture partners, subcontractors and customers;
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
•our success expanding into and doing business in adjacent markets and internationally and the risks posed by international sales, including potential effects from fluctuations in currency exchange rates;
•changes in non-U.S. national priorities and government budgets and planned orders;
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
•changes in pension plan assumptions and actual returns on pension assets; cash funding requirements and pension annuity contracts and associated settlement charges;
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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
We are a party to litigation and other proceedings that arise in the ordinary course of our business, including matters arising under provisions relating to the protection of the environment, and are subject to contingencies related to certain businesses we previously owned. These types of matters could result in fines, penalties, cost reimbursements or contributions, compensatory or treble damages or non-monetary sanctions or relief. We believe the probability is remote that the outcome of each of these matters will have a material adverse effect on the company as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings and cash flows in any particular reporting period. We cannot predict the outcome of legal or other proceedings with certainty.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the quarter ended June 29, 2025.
The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended June 29, 2025.

Period (a)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
				(in millions)
March 31, 2025 – April 27, 2025 (c)	51,130	$469.38	51,130	$8,549
April 28, 2025 – May 25, 2025 (c)	558,151	$469.65	558,093	$8,287
May 26, 2025 – June 29, 2025 (c)	457,838	$467.18	457,833	$8,073
Total (c)	1,067,119	$468.58	1,067,056

(a)We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, June 29, 2025 was the last day of our June 2025 fiscal month.
(b)In October 2010, our Board of Directors approved and on October 25, 2010 we announced a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. From time to time, our Board of Directors authorizes increases to our share repurchase program. The total remaining authorization for future common share repurchases under our share repurchase program was $8.1 billion as of June 29, 2025. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans, including accelerated share repurchases. The program does not have an expiration date.
(c)During the quarter ended June 29, 2025, the total number of shares purchased included 63 shares that were transferred to us by employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the program.
ITEM 5. Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended June 29, 2025.

ITEM 6. Exhibits

Exhibit No.	Description

10.1	Amendment No. 6 to Lockheed Martin Corporation Executive Severance Plan, as amended and restated effective December 1, 2016

15	Acknowledgment of Independent Registered Public Accounting Firm

31.1	Certification of James D. Taiclet pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Evan T. Scott pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of James D. Taiclet and Evan T. Scott pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: July 22, 2025	By: /s/ H. Edward Paul III
H. Edward Paul III
Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)