Form 10-Q
period 2025-09-28
LOCKHEED MARTIN CORP
filed 2025-10-21
CIK 936468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2025
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
Large accelerated filer ☒ Accelerated filer ☐ Non–accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 231,397,796 shares of our common stock, $1 par value per share, outstanding as of October 16, 2025.

Lockheed Martin Corporation
Form 10-Q
For the Quarterly Period Ended September 28, 2025

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Lockheed Martin Corporation
Consolidated Statements of Earnings
(unaudited; in millions, except per share data)

	Quarters Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Sales
Products	$15,311	$14,472	$45,396	$43,777
Services	3,298	2,632	9,331	8,644
Total sales	18,609	17,104	54,727	52,421
Operating costs and expenses
Products	(13,708)	(12,964)	(41,461)	(39,368)
Services	(2,871)	(2,272)	(8,641)	(7,457)
Impairment and other charges	—	—	(66)	(87)
Other unallocated, net	210	249	738	731
Total operating costs and expenses	(16,369)	(14,987)	(49,430)	(46,181)
Gross profit	2,240	2,117	5,297	6,240
Other income, net	40	23	103	77
Operating profit	2,280	2,140	5,400	6,317
Interest expense	(286)	(256)	(828)	(772)
Non-service FAS pension (expense) income	(99)	16	(296)	47
Other non-operating income, net	43	18	115	109
Earnings before income taxes	1,938	1,918	4,391	5,701
Income tax expense	(319)	(295)	(718)	(892)
Net earnings	$1,619	$1,623	$3,673	$4,809

Earnings per common share
Basic	$6.98	$6.83	$15.74	$20.12
Diluted	$6.95	$6.80	$15.69	$20.05

Cash dividends paid per common share	$3.30	$3.15	$9.90	$9.45
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Comprehensive Income
(unaudited; in millions)

	Quarters Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net earnings	$1,619	$1,623	$3,673	$4,809
Other comprehensive income, net of tax
Postretirement benefit plans
Amortization, net of tax of $16 million and $51 million in 2025 and $6 million and $16 million in 2024	65	19	193	57
Other, net of tax of $1 million and $17 million in 2025 and $3 million and $5 million in 2024	(10)	57	157	53
Other comprehensive income, net of tax	55	76	350	110
Comprehensive income	$1,674	$1,699	$4,023	$4,919

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Balance Sheets
(in millions, except par value)

	September 28, 2025	December 31, 2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$3,470	$2,483
Receivables, net	3,844	2,351
Contract assets	13,949	12,957
Inventories	3,749	3,474
Other current assets	924	584
Total current assets	25,936	21,849
Property, plant and equipment, net	8,722	8,726
Goodwill	11,313	11,067
Intangible assets, net	1,943	2,015
Deferred income taxes	3,413	3,557
Other noncurrent assets	8,949	8,403
Total assets	$60,276	$55,617
Liabilities and equity
Current liabilities
Accounts payable	$3,834	$2,222
Salaries, benefits and payroll taxes	3,065	3,125
Contract liabilities	10,259	9,795
Current maturities of long-term debt	1,669	643
Other current liabilities	4,147	3,635
Total current liabilities	22,974	19,420
Long-term debt, net	20,520	19,627
Accrued pension liabilities	4,861	4,791
Other noncurrent liabilities	5,740	5,446
Total liabilities	54,095	49,284
Stockholders’ equity
Common stock, $1 par value per share	230	234
Additional paid-in capital	—	—
Retained earnings	14,053	14,551
Accumulated other comprehensive loss	(8,102)	(8,452)
Total stockholders’ equity	6,181	6,333
Total liabilities and equity	$60,276	$55,617
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Cash Flows
(unaudited; in millions)

	Nine Months Ended
	September 28, 2025	September 29, 2024
Operating activities
Net earnings	$3,673	$4,809
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	1,224	1,100
Stock-based compensation	215	229
Deferred income taxes	72	(174)
Impairment and other charges	66	87
Select program losses	1,615	248
Changes in assets and liabilities
Receivables, net	(1,493)	(9)
Contract assets	(1,231)	(1,136)
Inventories	(511)	(155)
Accounts payable	1,644	970
Contract liabilities	38	(139)
Income taxes	(100)	66
Qualified defined benefit pension plans	334	(2)
Other, net	(208)	55
Net cash provided by operating activities	5,338	5,949
Investing activities
Capital expenditures	(1,186)	(1,103)
Other, net	(278)	149
Net cash (used for) investing activities	(1,464)	(954)
Financing activities
Issuance of long-term debt, net of related costs	1,985	1,980
Repayments of long-term debt	(142)	(168)
Repurchases of common stock	(2,250)	(2,700)
Dividends paid	(2,332)	(2,281)
Other, net	(148)	(117)
Net cash (used for) financing activities	(2,887)	(3,286)
Net change in cash and cash equivalents	987	1,709
Cash and cash equivalents at beginning of period	2,483	1,442
Cash and cash equivalents at end of period	$3,470	$3,151
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
For the Quarters Ended September 28, 2025 and September 29, 2024
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at June 29, 2025	$232	$—	$13,259	$(8,157)	$5,334
Net earnings	—	—	1,619	—	1,619
Other comprehensive income, net of tax	—	—	—	55	55
Dividends declared	—	—	—	—	—
Repurchases of common stock	(2)	(173)	(825)	—	(1,000)
Stock-based awards, ESOP activity and other	—	173	—	—	173
Balance at September 28, 2025	$230	$—	$14,053	$(8,102)	$6,181

Balance at June 30, 2024	$237	$—	$14,707	$(8,769)	$6,175
Net earnings	—	—	1,623	—	1,623
Other comprehensive income, net of tax	—	—	—	76	76
Dividends declared	—	—	4	—	4
Repurchases of common stock	(2)	(171)	(677)	—	(850)
Stock-based awards, ESOP activity and other	1	171	—	—	172
Balance at September 29, 2024	$236	$—	$15,657	$(8,693)	$7,200
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
For the Nine Months Ended September 28, 2025 and September 29, 2024
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2024	$234	$—	$14,551	$(8,452)	$6,333
Net earnings	—	—	3,673	—	3,673
Other comprehensive income, net of tax	—	—	—	350	350
Dividends declared	—	—	(2,324)	—	(2,324)
Repurchases of common stock	(5)	(398)	(1,847)	—	(2,250)
Stock-based awards, ESOP activity and other	1	398	—	—	399
Balance at September 28, 2025	$230	$—	$14,053	$(8,102)	$6,181

Balance at December 31, 2023	$240	$—	$15,398	$(8,803)	$6,835
Net earnings	—	—	4,809	—	4,809
Other comprehensive income, net of tax	—	—	—	110	110
Dividends declared	—	—	(2,273)	—	(2,273)
Repurchases of common stock	(6)	(417)	(2,277)	—	(2,700)
Stock-based awards, ESOP activity and other	2	417	—	—	419
Balance at September 29, 2024	$236	$—	$15,657	$(8,693)	$7,200
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
In the opinion of management, these consolidated financial statements reflect all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations, financial condition, and cash flows for the interim periods presented. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates. Estimates inherent in the preparation of our consolidated financial statements include, but are not limited to, accounting for sales, cost recognition and profit booking rates; postretirement benefit plans; environmental liabilities and assets for the portion of environmental costs that are probable of future recovery; evaluation of goodwill, intangible assets, investments and other assets for impairment; income taxes including deferred tax assets; fair value measurements; and contingencies. The consolidated financial statements include the accounts of subsidiaries we control and variable interest entities if we are the primary beneficiary. We eliminate intercompany balances and transactions in consolidation. Additionally, certain prior year amounts in the consolidated statements of cash flows have been reclassified within operating activities to conform to the current year’s presentation.
As previously disclosed, during the second quarter of 2025, we paid $360 million, in cash, for the acquisition of Amentum’s Rapid Solutions business (Rapid Solutions) and recorded goodwill of $195 million at our Space business segment. The final determination of the fair values of certain assets and liabilities will be completed within the measurement period of up to one year from the acquisition date.
We close our books and records on the last Sunday of each interim calendar quarter, which was on September 28 for the third quarter of 2025 and September 29 for the third quarter of 2024, to align our financial closing with our business processes. The consolidated financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods; our fiscal year ends on December 31.
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
NOTE 2 - EARNINGS PER COMMON SHARE
The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Weighted average common shares outstanding for basic computations	231.9	237.5	233.3	239.0
Weighted average dilutive effect of equity awards	0.9	1.1	0.8	0.9
Weighted average common shares outstanding for diluted computations	232.8	238.6	234.1	239.9
We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units (RSUs) and performance stock units (PSUs) based on the treasury stock method. There were no significant anti-dilutive equity awards during the quarters and nine months ended September 28, 2025 and September 29, 2024. Basic and diluted weighted average common shares outstanding decreased in 2025 compared to 2024 due to share repurchases. See “Note 9 - Stockholders’ Equity” for more information.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Sales
Aeronautics	$7,256	$6,487	$21,733	$20,609
Missiles and Fire Control	3,624	3,175	10,430	9,270
Rotary and Mission Systems	4,373	4,367	12,696	13,003
Space	3,356	3,075	9,868	9,539
Total sales	$18,609	$17,104	$54,727	$52,421
Operating costs and expenses
Aeronautics	$6,571	$5,835	$20,425	$18,531
Missiles and Fire Control	3,114	2,718	8,977	8,057
Rotary and Mission Systems	3,868	3,879	11,896	11,605
Space	3,026	2,804	8,804	8,632
Total operating costs and expenses	$16,579	$15,236	$50,102	$46,825
Operating profit (a)
Aeronautics	$682	$659	$1,304	$2,089
Missiles and Fire Control	510	456	1,454	1,217
Rotary and Mission Systems	506	483	855	1,408
Space	331	272	1,072	943
Total business segment operating profit	2,029	1,870	4,685	5,657
Unallocated items
FAS/CAS pension operating adjustment	380	406	1,138	1,218
Impairment and other charges	—	—	(66)	(87)
Intangible asset amortization expense	(70)	(61)	(197)	(183)
Other, net	(59)	(75)	(160)	(288)
Total unallocated items	251	270	715	660
Total consolidated operating profit	$2,280	$2,140	$5,400	$6,317
Intersegment sales
Aeronautics	$85	$125	$271	$262
Missiles and Fire Control	218	210	616	616
Rotary and Mission Systems	580	569	1,778	1,729
Space	77	94	244	300
Total intersegment sales	$960	$998	$2,909	$2,907
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Disaggregation of Sales
Sales by products and services, contract type, customer, and geographic region were as follows (in millions):

	Quarter Ended September 28, 2025
	Aeronautics	MFC	RMS	Space	Total
Sales
Products	$5,807	$3,256	$3,509	$2,739	$15,311
Services	1,449	368	864	617	3,298
Total sales	$7,256	$3,624	$4,373	$3,356	$18,609
Sales by contract type
Fixed-price	$4,758	$2,638	$2,733	$878	$11,007
Cost-reimbursable	2,498	986	1,640	2,478	7,602
Total sales	$7,256	$3,624	$4,373	$3,356	$18,609
Sales by customer
U.S. Government	$4,681	$2,633	$2,764	$3,293	$13,371
International (a)	2,571	989	1,564	55	5,179
U.S. commercial and other	4	2	45	8	59
Total sales	$7,256	$3,624	$4,373	$3,356	$18,609
Sales by geographic region
United States	$4,685	$2,635	$2,809	$3,301	$13,430
Europe	1,245	401	343	22	2,011
Asia Pacific	926	281	764	32	2,003
Middle East	138	295	199	1	633
Other	262	12	258	—	532
Total sales	$7,256	$3,624	$4,373	$3,356	$18,609

	Nine Months Ended September 28, 2025
	Aeronautics	MFC	RMS	Space	Total
Sales
Products	$17,513	$9,338	$10,337	$8,208	$45,396
Services	4,220	1,092	2,359	1,660	9,331
Total sales	$21,733	$10,430	$12,696	$9,868	$54,727
Sales by contract type
Fixed-price	$14,383	$7,525	$7,688	$2,732	$32,328
Cost-reimbursable	7,350	2,905	5,008	7,136	22,399
Total sales	$21,733	$10,430	$12,696	$9,868	$54,727
Sales by customer
U.S. Government	$13,969	$7,464	$8,409	$9,649	$39,491
International (a)	7,742	2,957	4,117	201	15,017
U.S. commercial and other	22	9	170	18	219
Total sales	$21,733	$10,430	$12,696	$9,868	$54,727
Sales by geographic region
United States	$13,991	$7,473	$8,579	$9,667	$39,710
Europe	3,896	1,177	926	66	6,065
Asia Pacific	2,750	728	1,998	128	5,604
Middle East	445	1,012	630	7	2,094
Other	651	40	563	—	1,254
Total sales	$21,733	$10,430	$12,696	$9,868	$54,727

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)

	Quarter Ended September 29, 2024
	Aeronautics	MFC	RMS	Space	Total
Sales
Products	$5,550	$2,811	$3,554	$2,557	$14,472
Services	937	364	813	518	2,632
Total sales	$6,487	$3,175	$4,367	$3,075	$17,104
Sales by contract type
Fixed-price	$4,276	$2,211	$2,691	$865	$10,043
Cost-reimbursable	2,211	964	1,676	2,210	7,061
Total sales	$6,487	$3,175	$4,367	$3,075	$17,104
Sales by customer
U.S. Government	$4,465	$2,272	$2,867	$3,081	$12,685
International (a)	1,973	901	1,403	61	4,338
U.S. commercial and other	49	2	97	(67)	81
Total sales	$6,487	$3,175	$4,367	$3,075	$17,104
Sales by geographic region
United States	$4,514	$2,274	$2,964	$3,014	$12,766
Europe	1,047	334	309	18	1,708
Asia Pacific	612	216	632	43	1,503
Middle East	206	333	190	—	729
Other	108	18	272	—	398
Total sales	$6,487	$3,175	$4,367	$3,075	$17,104

	Nine Months Ended September 29, 2024
	Aeronautics	MFC	RMS	Space	Total
Sales
Products	$17,113	$8,217	$10,500	$7,947	$43,777
Services	3,496	1,053	2,503	1,592	8,644
Total sales	$20,609	$9,270	$13,003	$9,539	$52,421
Sales by contract type
Fixed-price	$13,805	$6,331	$7,980	$2,690	$30,806
Cost-reimbursable	6,804	2,939	5,023	6,849	21,615
Total sales	$20,609	$9,270	$13,003	$9,539	$52,421
Sales by customer
U.S. Government	$14,072	$6,680	$8,706	$9,350	$38,808
International (a)	6,422	2,581	4,035	174	13,212
U.S. commercial and other	115	9	262	15	401
Total sales	$20,609	$9,270	$13,003	$9,539	$52,421
Sales by geographic region
United States	$14,187	$6,689	$8,968	$9,365	$39,209
Europe	3,528	788	860	55	5,231
Asia Pacific	1,933	583	1,922	114	4,552
Middle East	603	1,153	552	5	2,313
Other	358	57	701	—	1,116
Total sales	$20,609	$9,270	$13,003	$9,539	$52,421

(a)International sales include foreign military sales (FMS) contracted through the U.S. Government and direct commercial sales to international governments and other international customers.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Our Aeronautics business segment includes our largest program, the F-35 Lightning II, an international multi-role, multi-variant, stealth fighter aircraft. Sales for the F-35 program represented approximately 26% of our total consolidated sales for both the quarter and nine months ended September 28, 2025 and 22% and 24% of our total consolidated sales for the quarter and nine months ended September 29, 2024.
Assets
Total assets for each of our business segments were as follows (in millions):

	September 28, 2025	December 31, 2024
Assets
Aeronautics	$14,726	$13,223
Missiles and Fire Control	6,899	5,952
Rotary and Mission Systems	16,972	17,025
Space	7,865	7,388
Total business segment assets	46,462	43,588
Corporate assets (a)	13,814	12,029
Total assets	$60,276	$55,617
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

	September 28, 2025	December 31, 2024
Contract assets	$13,949	$12,957
Contract liabilities	10,259	9,795
Contract assets are primarily driven by the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations for which we have not yet billed our customers. During the nine months ended September 28, 2025, contract assets increased $1.0 billion primarily due to the F-35 program at Aeronautics. There were no significant credit or impairment losses related to our contract assets during the quarters and nine months ended September 28, 2025 and September 29, 2024.
Contract liabilities increased $464 million during the nine months ended September 28, 2025, primarily due to payments received in excess of revenue recognized on performance obligations (primarily for international F-35 at Aeronautics and Sikorsky at RMS). During the quarter and nine months ended September 28, 2025, we recognized $1.0 billion and $5.6 billion of our contract liabilities at December 31, 2024 as revenue. During the quarter and nine months ended September 29, 2024, we recognized $866 million and $4.9 billion of our contract liabilities at December 31, 2023 as revenue.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
NOTE 5 - INVENTORIES
Inventories consisted of the following (in millions):

	September 28, 2025	December 31, 2024
Materials, spares and supplies	$670	$661
Work-in-process	2,882	2,617
Finished goods	197	196
Total inventories	$3,749	$3,474
Costs incurred to fulfill a contract in advance of the contract being awarded are included in inventories as work-in-process if we determine that those costs relate directly to a contract or to an anticipated contract that we can specifically identify and determine that the contract award is probable, the costs generate or enhance resources that will be used in satisfying performance obligations, and the costs are recoverable (referred to as pre-contract costs). These advance procurement costs are generally incurred in order to enhance our ability to achieve schedule and certain customer milestones. Pre-contract costs that are initially capitalized in inventory are eventually generally recognized as operating costs consistent with the transfer of products and services to the customer upon the receipt of the anticipated contract. All other pre-contract costs, including start-up costs, are expensed as incurred. As of September 28, 2025 and December 31, 2024, $1.7 billion and $1.5 billion of pre-contract costs (primarily F-35 and classified programs at Aeronautics and Sikorsky programs at RMS) were included in work-in-process inventories.
NOTE 6 - POSTRETIREMENT BENEFIT PLANS
The pretax FAS (expense) income related to our qualified defined benefit pension plans consisted of the following (in millions):

	Quarters Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Qualified defined benefit pension plans
Operating:
Service cost	$(12)	$(15)	$(38)	$(45)
Non-operating:
Interest cost	(368)	(349)	(1,104)	(1,048)
Expected return on plan assets	359	393	1,079	1,179
Amortization of actuarial losses	(78)	(64)	(235)	(194)
Amortization of prior service (costs) credits	(12)	36	(36)	110
Non-service FAS pension (expense) income	(99)	16	(296)	47
Total FAS pension (expense) income	$(111)	$1	$(334)	$2
We record the service cost component of FAS (expense) income for our qualified defined benefit pension plans in consolidated operating profit and the non-service components in non-service FAS pension (expense) income on our consolidated statements of earnings.
Total FAS income for our other postretirement benefit plans was not material during the quarters and nine months ended September 28, 2025 and September 29, 2024 and is part of other non-operating income, net on our consolidated statements of earnings.
The required funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended, along with consideration of CAS and Internal Revenue Code rules. We made no contributions to our qualified defined benefit pension plans during the quarters and nine months ended September 28, 2025 and September 29, 2024.

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

Securities-Related Actions
On July 28, 2025, a putative class action was filed in United States District Court for the Southern District of New York against us and certain current and former members of our senior management. The shareholder plaintiff asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (Exchange Act), on behalf of persons and entities that purchased or otherwise acquired our securities between January 23, 2024 and July 21, 2025. Plaintiff seeks unspecified losses allegedly caused by alleged misstatements about certain programs in the Aeronautics and MFC business segments, certain international helicopter programs in the Sikorsky business, and certain asset impairments and tax matters, which were allegedly revealed to be false when we announced estimated losses relating to those programs and matters. In addition, based on allegations substantially similar to the above-described securities class action, on September 11, 2025, a shareholder derivative complaint was filed in the United States District Court for the District of Maryland against current and former members of our Board of Directors and senior management. We are named as a nominal defendant. The derivative complaint asserts claims under Sections 14(a), 20(a), and 10(b) of the Exchange Act, as well as claims for breach of fiduciary duty, abuse of control, gross mismanagement, corporate waste, unjust enrichment, and contribution. Based on the information available to date, we do not believe that these matters will have a material adverse effect on our results of operations, financial condition, or liquidity.

Lockheed Martin v. Metropolitan Transportation Authority
On April 24, 2009, we filed a declaratory judgment action against the New York Metropolitan Transportation Authority and its Capital Construction Company (collectively, the MTA) asking the U.S. District Court for the Southern District of New York to find that the MTA is in material breach of our agreement based on the MTA’s failure to provide access to sites where work must be performed and the customer-furnished equipment necessary to complete the contract. The MTA filed an answer and counterclaim alleging that we breached the contract and subsequently terminated the contract for alleged default. The primary damages sought by the MTA are the costs to complete the contract and potential re-procurement costs. While we are unable to estimate the cost of another contractor to complete the contract and the costs of re-procurement, we note that our contract with the MTA had a total value of $323 million, of which $241 million was paid to us, and that the MTA is seeking damages of approximately $190 million. We dispute the MTA’s allegations and are defending against them. Additionally, following an investigation, our sureties on a performance bond related to this matter, who were represented by independent counsel, concluded that the MTA’s termination of the contract was improper. Finally, our declaratory judgment action was later amended to include claims for monetary damages against the MTA of approximately $95 million. This matter was taken under submission by the District Court in December 2014, after a five-

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
week bench trial and the filing of post-trial pleadings by the parties. We continue to await a decision from the District Court. Although this matter relates to our former Information Systems & Global Solutions business (IS&GS), we retained responsibility for the litigation when we divested IS&GS in 2016.
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
Based on our estimates, at September 28, 2025 and December 31, 2024, the aggregate amount of liabilities recorded relative to environmental remediation matters was $667 million and $677 million, respectively, most of which are recorded in other noncurrent liabilities on our consolidated balance sheets. We have recorded assets for the portion of environmental costs that are probable of future recovery totaling $610 million and $619 million at September 28, 2025 and December 31, 2024, respectively, most of which are recorded in other noncurrent assets on our consolidated balance sheets.
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
In addition to the proceedings and potential proceedings discussed above, potential new regulations concerning perchlorate and hexavalent chromium at the federal and state level could increase our cleanup costs. We also are evaluating the potential impact of new, existing, and contemplated requirements addressing a class of chemicals known generally as per- and polyfluoroalkyl substances (PFAS). PFAS are common and appear in products such as fire-fighting foams and stain- and stick-resistant products (e.g., Teflon, stain-resistant fabrics) and have been used in manufacturing processes. Regulations requiring very low PFAS contaminant levels in drinking water could eventually lead to increased cleanup costs at a number of our environmental remediation sites. If regulations require substantially more stringent clean-up levels of perchlorate or hexavalent chromium or increased cleanup costs at our sites associated with PFAS, we expect a corresponding increase in both our estimates for environmental liabilities and the related assets for the portion of costs that are probable of future recovery. The portion of those costs that is not expected to be recoverable under U.S. Government contracts would be expensed in the quarter in which the liability becomes probable.
Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds issued on our behalf by financial institutions, and we have directly issued guarantees to third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. We had total outstanding letters of credit and surety bonds aggregating $2.8 billion and $2.7 billion at September 28, 2025 and December 31, 2024.
Other Contingencies
As a U.S. Government contractor, we are subject to various audits and investigations by the U.S. Government to determine whether our operations are being conducted in accordance with applicable regulatory requirements. U.S. Government investigations of us, whether relating to U.S. Government contracts or conducted for other reasons, could

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
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
NOTE 8 - FAIR VALUE MEASUREMENTS
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	September 28, 2025			December 31, 2024
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Mutual funds	$1,115	$1,115	$—	$1,072	$1,072	$—
U.S. Government securities	85	—	85	116	—	116
Other securities	719	375	344	645	342	303
Derivatives	35	—	35	9	—	9
Liabilities
Derivatives	134	—	134	196	—	196
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
We also make investments in companies that we believe are advancing or developing new technologies applicable to our business. These investments are primarily in early-stage companies and may be in the form of common or preferred stock, warrants, convertible debt securities, investments in funds or equity method investments. All of these investments are in securities without readily determinable fair values (privately held securities), which are measured initially at cost and are then adjusted to fair value only if there is an observable price change or reduced for impairment, if applicable. The carrying amounts of the investments were $599 million and $600 million at September 28, 2025 and December 31, 2024. Net gains or losses recorded due to adjustments in valuation and/or sales of investments were not material for the quarters and nine months ended September 28, 2025 and September 29, 2024.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
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
The aggregate notional amount of our outstanding interest rate swaps was $1.3 billion at both September 28, 2025 and December 31, 2024. The aggregate notional amount of our outstanding foreign currency hedges was $7.0 billion and $7.5 billion at September 28, 2025 and December 31, 2024. The fair values of our outstanding interest rate swaps and foreign currency hedges at September 28, 2025 and December 31, 2024 were not significant. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters and nine months ended September 28, 2025 and September 29, 2024. The impact of derivative instruments on our consolidated statements of cash flows is included in net cash provided by operating activities. Substantially all of our derivatives are designated for hedge accounting.
In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable, commercial paper and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $22.5 billion and $20.2 billion at September 28, 2025 and December 31, 2024. The outstanding principal amount of debt, including short-term and long-term debt, was $23.4 billion and $21.6 billion at September 28, 2025 and December 31, 2024, excluding $1.2 billion and $1.3 billion of unamortized discounts and issuance costs at September 28, 2025 and December 31, 2024. The estimated fair values of our outstanding debt were determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates and credit spreads (Level 2).
NOTE 9 - STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
During the nine months ended September 28, 2025, we repurchased 5.0 million shares of our common stock in open market purchases for $2.3 billion.
The total remaining authorization for future common stock repurchases under our share repurchase program was $7.1 billion as of September 28, 2025. In October 2025, subsequent to our third quarter, our Board of Directors authorized an increase of $2.0 billion to our share repurchase program, increasing our total authorization of the current program to $9.1 billion for future purchases. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Dividends
We paid cash dividends of $2.3 billion ($9.90 per share) during the nine months ended September 28, 2025. In October 2025, subsequent to our third quarter, we authorized a fourth quarter 2025 dividend payment of $3.45 per share, an increase of $0.15 per share over our third quarter 2025 dividend of $3.30 per share. The total amount of dividends declared may differ from the total amount of dividends paid during a period due to the timing of dividend-equivalents paid on RSUs and PSUs. These dividend-equivalents are accrued during the vesting period and are paid upon the vesting of the RSUs and PSUs, which primarily occurs in the first quarter each year.
Accumulated Other Comprehensive Loss
Changes in the balance of AOCL, net of tax, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL
Balance at December 31, 2024	$(8,288)	$(164)	$(8,452)
Other comprehensive income before reclassifications	—	116	116
Amounts reclassified from AOCL
Amortization of net actuarial losses (a)	165	—	165
Amortization of net prior service costs (a)	28	—	28
Other	—	41	41
Total reclassified from AOCL	193	41	234
Total other comprehensive income	193	157	350
Balance at September 28, 2025	$(8,095)	$(7)	$(8,102)

Balance at December 31, 2023	$(8,704)	$(99)	$(8,803)
Other comprehensive income before reclassifications	—	23	23
Amounts reclassified from AOCL
Amortization of net actuarial losses (a)	141	—	141
Amortization of net prior service credits (a)	(84)	—	(84)
Other	—	30	30
Total reclassified from AOCL	57	30	87
Total other comprehensive income	57	53	110
Balance at September 29, 2024	$(8,647)	$(46)	$(8,693)

(a)Reclassifications from AOCL related to postretirement benefit plans were recorded as a component of FAS (expense) income for each period presented. These amounts include $65 million and $19 million, net of tax, for the quarters ended September 28, 2025 and September 29, 2024, which are comprised of the amortization of net actuarial losses of $55 million and $47 million, and the amortization of net prior service costs (credits) of $10 million and $(28) million, for the quarters ended September 28, 2025 and September 29, 2024. See “Note 6 - Postretirement Benefit Plans”.
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
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

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
The following table presents the effect of profit booking rate adjustments on our financial results (in millions, except per share data):

	Quarters Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Sales	$371	$358	$681	$1,013
Segment operating profit	365	375	(200)	990
% of segment operating profit	18%	20%	(4)%	18%
Net earnings	288	296	(158)	782
Diluted earnings per share	1.24	1.24	(0.67)	3.26
During the nine months ended September 28, 2025, we recorded losses of $950 million on an ongoing classified program at our Aeronautics business segment, $570 million on Canadian Maritime Helicopter Program (CMHP) and $95 million on Türkish Utility Helicopter Program (TUHP) at our RMS business segment (see discussions that follows within this footnote), and $105 million of unfavorable profit adjustments on C-130 programs at our Aeronautics business segment. In addition to these losses and unfavorable profit adjustments, we also recorded $130 million of favorable adjustments upon completion on certain commercial civil space programs at Space, and $80 million favorable adjustments upon completion of a classified program at Aeronautics. During the nine months ended September 29, 2024, we recognized reach-forward losses of $145 million on the same ongoing classified program at our Aeronautics business segment ($80 million was recognized during the quarter ended September 29, 2024) and of $100 million on a classified program at our MFC business segment.
We have various development programs for new and upgraded products, services, and related technologies which have complex design and technical challenges. This development work is inherently uncertain and subject to significant variability in estimates of the cost and time required to complete the work by us and our suppliers. Many of these programs have cost-type contracting arrangements (e.g. cost-reimbursable or cost-plus-fee). In such cases, the associated financial risks are primarily in reduced fees, lower profit rates, or program cancellation if cost, schedule, or technical performance issues arise. However, some of our existing development programs are contracted on a fixed-price basis or include cost-type contracting for the development phase with fixed-price production options and our customers continue to implement procurement strategies such as these that shift risk to contractors. Competitively bid programs with fixed-price development work or fixed-price production options increase the risk of a reach-forward loss upon contract award and during the period of contract performance. Due to the complex and often experimental nature of development programs, we may experience (and have experienced in the past) technical and quality issues during the development of new products or technologies for a variety of reasons. Our development programs are ongoing, and while we believe the cost and fee estimates incorporated in the financial statements are appropriate, the technical complexity of these programs and fixed-price contract structure creates financial risk as estimated completion costs may exceed the current contract value, which could trigger earnings charges, termination provisions, or other financially significant exposures. These programs have risk for reach-forward losses if our estimated costs exceed our estimated contract revenues, and such losses could be significant to our financial results in any period that they are recognized. Any such losses are recognized in the period in which the loss is evident.
Aeronautics Classified Program

We have experienced significant performance issues on an existing classified program at our Aeronautics business segment. The initial phase is on a fixed-price incentive fee contract with fixed-price incentive fee options for additional phases. Phases within the program involve highly complex design and systems integration. Challenges and performance issues continued into 2025 and had a greater impact on schedule and costs than previously estimated. There were also new, unanticipated events that occurred in 2025 that impacted the program’s performance, as described below. As a result of performance issues with the program, Aeronautics performed a comprehensive review of its design, integration, test, and other processes to achieve the technical requirements of the program, which was completed in the second quarter of 2025. The events that occurred in 2025, and the comprehensive review completed in the second quarter of 2025, resulted in significant changes in the program’s processes and testing approach and led to an extension of the program’s schedule, which drove a substantial increase in cost estimates. As a result, during the second quarter of 2025, we recognized additional reach-forward losses of $950 million across both phases of the program. The primary drivers of the

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
additional reach-forward losses recognized in the second quarter of 2025 included: (1) software development performance degradation and integration findings observed over a continued period; (2) learnings in recent software and build experience on another program specifically relevant to the program; (3) significant changes in test plan resulting from customer discussions and changes in test execution strategy; (4) safety-critical and other necessary design and engineering changes in response to certain observed performance degradation and a discrete event; and (5) complete schedule realignment, including as a result of items (1) through (4).

As of September 28, 2025, cumulative losses recognized to date on this program remained at approximately $1.8 billion across both phases. As of September 28, 2025, $530 million of the losses remained accrued in other current liabilities in our consolidated balance sheet. We continue to proactively manage the technical requirements and our performance, the remaining work and any future changes in scope or schedule, and estimated costs to complete the program, including future phases. Due to the nature of the highly complex design and systems integration on this program, we may need to record additional losses in future periods if performance issues, increases in scope, or increases in cost from prior estimates indicate that further losses are evident. Our estimates may change, in particular, as we conduct further development and testing on the program, which may lead to new findings or cause us to modify our expectations or understandings of the risks inherent in the program. Any such losses could be material to our financial results in any period that they are recognized. We and our industry team will continue to incur advanced procurement costs (also referred to as pre-contract costs) to enhance our ability to achieve the schedule and certain milestones which could be significant. We will monitor the recoverability of pre-contract costs, which could be impacted by our assessment of the customer’s decision regarding the funding of future phases of the program.
MFC Classified Program
Our MFC business segment has been performing under a competitively bid classified contract, which includes a cost-reimbursable base contract for the initial phase of the program and multiple fixed-price options for additional phases. We previously disclosed that the options may be exercised over the next several years and if performed expect they would each be at a loss. During the first quarter of 2024, we concluded it was probable that the first option would be exercised and recognized a reach-forward loss of approximately $100 million. During the fourth quarter of 2024, we again assessed the likelihood that additional options may be exercised and concluded then that it is probable that all options will be exercised based on performance to date, future requirements of the program, discussions with the customer and suppliers, and anticipated customer funding, among other factors, resulting in the recognition of additional reach-forward losses of approximately $1.31 billion. As of September 28, 2025, cumulative losses recognized on the program remained at approximately $1.46 billion in total, of which, $1.25 billion remained accrued in other current liabilities in our consolidated balance sheet.
Canadian Maritime Helicopter Program
Our RMS business segment has been performing the Canadian Maritime Helicopter Program (CMHP) under contracts with the Canadian government. The program provides for design, development, and production of CH-148 aircraft (the Original Equipment contract), which is a military variant of the S-92 helicopter, and for logistical support to the fleet (the In Service Support contract) over an extended time period. The program has experienced performance issues and we have been in discussions with the Canadian government to potentially restructure certain contractual terms and conditions that may be beneficial to both parties. We entered into a contract modification in 2024 to better align contract scope with the Canadian government’s need, which resulted in a reduction in our contract assets in the fourth quarter of 2024 and first quarter of 2025. Communications with the customer during the second quarter of 2025 led to subsequent decisions made by us to focus on providing additional mission capabilities, enhanced logistical support, fleet life extension, and revised expectations regarding flight hours. Based on these discussions with the customer and decisions made by management, we revised our cost and sales estimates for this program and recognized additional losses of $570 million on the program during the second quarter of 2025. As of September 28, 2025, cumulative losses recognized on the program remained at approximately $670 million and approximately $655 million of contract assets remained on the balance sheet. The final aircraft under the program was delivered to Canada during the third quarter of 2025 and has been subsequently accepted. Any restructuring discussions may be prolonged or unsuccessful, and could result in a contract termination, and are dependent upon Canadian government resources and priorities and other factors outside of our control, such as trade relations with the United States. These items in addition to future performance issues or changes in our estimates may affect our ability to recover our costs, including recovery of the contract assets recognized on the balance sheet and our assessment of the reach-forward loss, and potential damages, which could be material to our financial results in any period that they are recognized.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
Türkish Utility Helicopter Program
We also have a number of contracts with Türkish industry for the Türkish Utility Helicopter Program (TUHP), which anticipates co-production with Türkish industry for production of T70 helicopters for use in Türkiye, as well as the related provision of Türkish goods and services under buy-back or offset obligations, to include the future sales of helicopters built in Türkiye for sale globally. In 2020, the U.S. Government imposed certain sanctions on Türkish entities and persons that have affected our ability to perform under the TUHP contracts. We have provided force majeure notices under the affected contracts and partially stopped work on TUHP effective October 5, 2024. We have been in discussions with our prime contract customer regarding the path forward for the program in light of the continued impact of the sanctions on our ability to perform under the TUHP contracts and our decision to partially stop work, including the potential to restructure the program, including changing the scope of work. However, any restructuring discussions may be unsuccessful or may result in changes in our estimates. Our customer has asserted that it is entitled to penalties and damages, that we do not have the contractual right to stop work and that our decision to stop work may lead to a termination for default and additional penalties and damages. In light of the status of discussions with our prime contract customer and the current status of the TUHP program, we recognized a loss of $95 million in the second quarter of 2025. As of September 28, 2025, cumulative losses recognized to date on the program remained at approximately $130 million and the program remains in a contract liability position on the balance sheet. Additionally, if we are unable to reach an agreement on mutually agreeable terms, we or our customer could at any time elect to pursue other relief or remedies, which could result in a further reduction in sales, the imposition of penalties or assessment of damages, including the drawdown by the customer of letters of credit and performance bonds, and increased unrecoverable costs, which could be material to our financial results in any period that they are recognized.
Backlog
Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. It is converted into sales in future periods as work is performed or deliveries are made. For our cost-reimbursable and fixed-priced-incentive contracts, the estimated consideration we expect to receive pursuant to the terms of the contract may exceed the contractual award amount. The estimated consideration is determined at the outset of the contract and is continuously reviewed throughout the contract period. In determining the estimated consideration, we consider the risks related to the technical, schedule and cost impacts to complete the contract and an estimate of any variable consideration. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of September 28, 2025, our ending backlog was $179.1 billion. We expect to recognize approximately 36% of our backlog over the next 12 months and a total of approximately 61% over the next 24 months as revenue with the remainder recognized thereafter.
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
Debt Issuance and Commercial Paper
On July 23, 2025, we issued a total of $2.0 billion of senior unsecured notes, consisting of $500 million aggregate principal amount of 4.15% Notes due 2028 (2028 Notes), $750 million aggregate principal amount of 4.40% Notes due 2030 (2030 Notes) and $750 million aggregate principal amount of 5.00% Notes due 2035 (2028 Notes and, together with the 2030 Notes and 2035 Notes, the Notes). Net proceeds of $1,985 million were received from the offering after deducting pricing discounts and debt issuance costs, which are being amortized and recorded as interest expense over the term of the Notes. We will pay interest on the Notes semi-annually in arrears on February 15 and August 15 of each year with the first payment to be made on February 15, 2026. We may, at our option, redeem the Notes of any series in

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
whole or in part at any time and from time to time at a redemption price equal to the greater of 100% of the principal amount of the Notes to be redeemed or an applicable make-whole amount, plus accrued and unpaid interest to the date of redemption. The Notes rank equally in right of payment with all of our existing unsecured and unsubordinated indebtedness.

Additionally, we have agreements in place with financial institutions to provide for the issuance of commercial paper. The outstanding balance of commercial paper can fluctuate daily and the amount outstanding during the period may be greater or less than the amount reported at the end of the period. There were no commercial paper borrowings outstanding at September 28, 2025 and December 31, 2024. All of our commercial paper borrowings had maturities less than three months from the date of issuance. We may, as conditions warrant, issue commercial paper backed by our revolving credit facility to manage the timing of cash flows.
Revolving Credit Facility
At September 28, 2025, we had a $3.0 billion Revolving Credit Facility with various banks, with the option to increase the commitments under the Revolving Credit Facility by an additional amount of up to $500 million (for an aggregate amount of up to $3.5 billion), subject to the existing lender approval per the terms and conditions of the agreement. Effective August 28, 2025, we amended the agreement for the Revolving Credit Facility (Revolving Credit Agreement) to extend the expiration date of the Revolving Credit Agreement from August 24, 2029 to August 24, 2030. The Revolving Credit Agreement is available for any of our lawful corporate purposes, including supporting commercial paper borrowings. Borrowings under the Revolving Credit Agreement are unsecured and bear interest at rates set forth in the Revolving Credit Agreement. There were no borrowings under the Revolving Credit Agreement at September 28, 2025.
Income Taxes
Our effective income tax rates were 16.5% and 16.4% for the quarter and nine months ended September 28, 2025 and 15.4% and 15.6% for the quarter and nine months ended September 29, 2024. The higher effective income tax rates for the quarter and nine months ended September 28, 2025 were attributable to the One Big Beautiful Bill Act (the Tax Act) primarily driven by lower tax deductions for foreign derived intangible income partially offset by the favorable resolution of certain federal income tax audit items with the Internal Revenue Service (IRS). The rates for all periods benefited from research and development tax credits, dividends paid to our defined contribution plans with an employee stock ownership plan feature, tax deductions for foreign derived intangible income and employee equity awards.
On July 4, 2025, the President signed into law the Tax Act. Key provisions include the permanent reinstatement of immediate expensing for domestic research expenditures, the restoration of full expensing for qualified machinery, equipment and other short-lived assets, and several modifications to existing international tax provisions. The enactment of the Tax Act resulted in an increase of $132 million to income tax expense for the quarter ended September 28, 2025. We are still awaiting further IRS and Treasury guidance on the Tax Act, but based upon our interpretation of the recently enacted law, we estimate an increase of $175 million to income tax expense and a decrease of $600 million to cash taxes in 2025 as compared to prior year. As a result of the Tax Act, we expect to be subject to the corporate alternative minimum tax starting in 2025.

In our Annual Report on Form 10-K for the year ended December 31, 2018, we described our adoption of Accounting Standards Codification (ASC) 606 for certain manufacturing contracts. In connection with that change and the associated changes to the income recognition rules enacted in the 2017 Tax Cuts and Jobs Act, we correspondingly changed our method of accounting for U.S. federal income tax purposes with the IRS. As part of the IRS Compliance Assurance Process (CAP) program, the IRS initially approved that tax accounting method change for 2018 and 2019 without any adjustments, stating in writing that our new tax accounting method was an acceptable method that clearly reflected income.
After an additional review of the tax accounting method change in subsequent years, the IRS issued to us a Revenue Agent’s Report (RAR) for 2018-2019 on May 20, 2025 with an accompanying Notice of Proposed Adjustment (NOPA) for 2018-2020 in relation to our tax accounting method change (the Proposed Adjustments). The Proposed Adjustments sought approximately $4.6 billion of additional federal income tax (excluding interest). We are in ongoing discussions with the IRS in an effort to resolve the matter.
As of December 31, 2024, our liabilities associated with uncertain tax positions were not material. As of the quarter ended September 28, 2025, our liabilities associated with uncertain tax positions increased to $366 million, primarily attributable to the Proposed Adjustments partially offset by the favorable resolution of certain other federal income tax audit items with the IRS. As of the quarter ended September 28, 2025, interest and penalties related to uncertain tax

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited) (continued)
positions, which are included in income tax expense, increased to $112 million with $109 million representing the cumulative amount related to the Proposed Adjustments.
NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS
In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This guidance removes all references to project stages throughout ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. Under the new standard, cost capitalization should only commence when an entity has committed to funding a software project and it is probable the project will be completed and the software will be used for its intended function. The amendments are effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Entities may apply the guidance using a prospective, retrospective or modified transition approach. Early adoption is permitted as of the beginning of an annual reporting period. We are currently determining the preferred transition approach and assessing the impact of the ASU on our disclosures and financial statements, including the timing of adoption.
In November 2024, the FASB issued Accounting Standard Update (ASU) No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires entities to disclose certain expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization, by caption. Additionally, entities must provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The amendments are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The ASU will impact only our disclosures and not our results of operations, financial condition or cash flows. We are currently evaluating when we will adopt the ASU.
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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lockheed Martin Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Lockheed Martin Corporation (the Company) as of September 28, 2025, the related consolidated statements of earnings, comprehensive income and equity for the quarters and nine months ended September 28, 2025 and September 29, 2024, and consolidated statements of cash flows for the nine months ended September 28, 2025 and September 29, 2024, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
October 21, 2025

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
BUSINESS OVERVIEW
We are a global aerospace and defense company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistics, system integration and cybersecurity services. Our main areas of focus are in defense, space, intelligence, homeland security and information technology, including cybersecurity. We serve both U.S. and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. During the nine months ended September 28, 2025, 72% of our $54.7 billion in sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 63% from U.S. Department of War (DoW), also known as the Department of Defense under 10 U.S.C. § 111(a)), and 28% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government).
Global Security
We operate in a complex and evolving global security environment. Conflicts or tensions in areas such as Europe, the Middle East, and the Pacific region have heightened tensions and highlighted security requirements globally, including in these regions as well as the U.S. Although these tensions and conflicts may drive interest in specific products or services as countries seek to improve their security posture, our business primarily operates on a long-cycle basis. As a result, the U.S. Government has been broadly focused on increasing industry capacity to meet long-term demand. We continue to work with the U.S. Government, international partners, and our supply chain to increase capacity and enhance our ability to scale our operations to anticipate potential demand, deliver critical capabilities, and replenish depleted U.S. and allied stockpiles of products that have been consumed over the past several years.
Global Economic and Geopolitical Environment
Our business and financial performance are impacted by general economic conditions including inflationary pressures, delays and disruptions in supply chains, business slowdowns or shutdowns, workforce challenges and labor shortfalls, impacts from technological change, and market volatility. These macroeconomic factors have contributed, and may continue to contribute, to increased costs, delays, disruptions and other performance challenges, as well as competing demands for limited resources to address such increased costs and other challenges, for our company, our suppliers and partners, and our customers.
We have experienced, and continue to experience, supply chain challenges, including supplier shortages and performance issues. While on-time deliveries are improving, pressures remain in certain areas, and we are proactively working with our suppliers to meet our contract commitments. In addition, macroeconomic conditions including elevated levels of inflation present risks for us, our suppliers and the stability of the broader defense industrial base. Supply chain challenges, including both the availability and cost of goods, may be further impacted due to the imposition of tariffs and the availability of raw materials including rare earth minerals, as discussed below under “Recent Developments in Trade and Regulatory Policies.” If we experience significant supply chain issues or high rates of inflation, and are unable to successfully mitigate the impact, our future profits, margins and cash flows, particularly for existing fixed-price contracts, may be adversely affected. We remain committed to our ongoing efforts to increase the efficiency of our operations and improve the cost competitiveness and affordability of our products and services, which may, in part, offset cost increases from inflation.
For additional risks to the company related to the supply chain and availability of materials, see Part I, Item 1A, “Risk Factors” of our 2024 Form 10-K.

Recent Developments in Trade and Regulatory Policies
Certain materials and component parts that go into making our products are imported into the U.S. and are subject to tariffs, sanctions, embargoes, export and import controls, and other trade restrictions. The U.S. Government has increased, expanded, or imposed new tariffs on goods imported from various countries. We also export certain products to other countries, and several countries have increased or imposed additional tariffs in response to U.S. tariffs. The tariff environment has been dynamic in 2025, with changes occurring on an ongoing basis, and it is possible that additional developments will occur in the future, including as a result of negotiations between the U.S. and trade partners and legal challenges to the tariffs.
The actual impact of the tariffs is subject to a number of factors including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs, any countermeasures that the target countries may take, the result of negotiations between the U.S. and trade partners, how our Tier 1 and Tier 2 suppliers react, possible substitution effects, possible duty-free entry entitlements, the outcome of any legal challenges, and any mitigating actions that may become available. Tariffs that have been enacted or expanded by the U.S. or other countries had an impact of approximately $350 million on our cash flows for the nine months ended September 28, 2025. However, we expect a substantial portion of this impact to be recoverable over time. We are closely monitoring the situation and evaluating the potential future impacts of the imposition of the announced tariffs to our business and financial condition. At this time, excluding the near-term cash flow impact, we do not believe that the tariffs announced by the U.S. or actions taken in response to these tariffs by other countries will have a material adverse effect upon our results of operation or financial condition over the long term.
Significant changes in tax, trade, or other policies either in the U.S. or other countries, as well as any fluctuation in foreign exchange rates as a result of such activity, could materially increase our tax burden, the price we pay for materials and component parts, the price our customers pay, and result in delays in products received or non-delivery from our vendors as well as impact the availability of materials (including rare earth minerals), which could materially impact our business and financial results. We are pursuing available options to fully or substantially mitigate the impact of the increased tariffs or any future tariffs, including seeking exclusions, through drawbacks, refunds, recovering the costs in the pricing of our products, securing alternative sources of materials or products, or, in certain cases, qualifying for duty-free treatment. However, these actions may not be successful in fully or substantially mitigating the impact of tariffs, and, even if successful, there could continue to be a near-term volatility in cash flows due to the timing of when tariffs are paid compared to when such costs may be refunded or recovered.
In addition, recent government actions relating to rare earth minerals that are used in certain of our products, including U.S. Government sourcing prohibitions on the import of such minerals and the imposition of export controls on such minerals by China, have raised concerns about supply availability. We are monitoring the rare earth minerals supply chain and maintaining active engagement with our suppliers as the regulatory landscape evolves. The rare earth supply chain continues to be vulnerable to disruption due to increasing scarcity and constrained capacity, and we are developing and executing mitigation plans designed to safeguard supply and meet future delivery commitments. We believe we will continue to meet our 2025 production and delivery commitments. However, if we are unable to successfully mitigate disruptions to the availability of rare earth minerals, our future profits, margins and cash flows may be adversely affected.
Lastly, the President has issued multiple Executive Orders, including two that are intended to (i) simplify and accelerate the procurement process through an overhaul of the Federal Acquisition Regulation (FAR), and its supplements and (ii) modernize the defense acquisition process by promoting commercial solutions, use of innovative acquisition authorities, and other existing streamlined processes. As the modernization of the FAR progresses, we continue to monitor any changes to the Defense Acquisition Regulation Supplement. Among the actions directed by the President is a review of major defense acquisition programs that are more than 15% behind schedule or over budget, or not aligned with the Administration’s priorities, including identifying programs for potential cancellation. While the full impact of these reforms on our business is uncertain, we are adapting to meet the changes in the Government buying behaviors. We continue to monitor and assess their effects on our business and financial results. As the U.S. Government continues to review defense programs in which we provide products and/or services, and if this review leads to a full or partial cancellation of one or more of these programs, this could have an adverse effect on our business, financial condition, results of operations and cash flows.
For additional risks to the company related to the geopolitical and economic environment, see Part I, Item 1A, “Risk Factors” of our 2024 Form 10-K.
U.S. Government Budget Environment
Our primary customer is the U.S. Government, from which we derived 72% of our sales during the nine months ended September 28, 2025, including 63% from the DoW. Funding for U.S. Government programs is subject to a variety of factors that can affect our business, including the administration’s budget requests and procurement priorities and policies, annual congressional budget authorization and appropriation processes, and other U.S. Government domestic and international priorities. U.S. Government spending levels, particularly defense spending, and timely funding thereof can affect our financial performance over the short and long term.
The Administration published its Fiscal Year (FY) 2026 budget request in June 2025. The budget request includes $848.3 billion in the base budget (discretionary) funding, and $113.3 billion in reconciliation (mandatory) funding. The One Big Beautiful Bill Act was signed by the President on July 4, 2025. The bill provides more than $150 billion in mandatory funding (inclusive of the $113.3 billion reconciliation funding) for the DoW available until September 30, 2029.
The start of the new fiscal year began October 1, 2025, without the passage of Appropriation Acts or a Continuing Resolution (CR) and the Government began its shutdown procedures, to include furloughing government civilian employees. It is unclear at this time when either a CR or Appropriations Act will be enacted. Federal agencies, including DoW, have published guidance for identifying those missions and functions that may continue to be carried out in the absence of available appropriations. The DoW published “Contingency Plan Guidance for Continuation of Operations in the Absence of Available Appropriations” stated the Department’s priorities include: Operations to secure the U.S. Southern Border, Middle East Operations, Golden Dome for America, Depot Maintenance, Shipbuilding, and Critical Munitions. We are closely monitoring the known and potential impact and if the shutdown extends for a prolonged period of time, we expect our cash flows to be negatively impacted.

With respect to the Appropriations Acts, the House Appropriations Subcommittee on Defense (HAC-D) released its FY 2026 congressional marks using the FY 2025 enacted amounts as its baseline on June 12, 2025. The bill recommends $831.5 billion in discretionary funding for the DoW. The Senate Armed Services Committee marked up its version of the FY 2026 National Defense Authorization Act (FY 2026 NDAA) on July 10, 2025 and included a topline increase of $32.1 billion. The House Armed Services Committee (HASC) also completed their markup of the FY 2026 NDAA on July 15, 2025 and held at the topline of the FY 2026 President’s budget request.
We anticipate the federal budget, additional potential tax law changes, and regulatory environment will continue to be subject to debate and compromise shaped by, among other things, the new Administration and Congress, heightened political tensions, the global security environment, inflationary pressures, and macroeconomic conditions. The result may be shifting funding priorities, which could have material impacts on defense spending broadly and our programs. Additionally, the administration continues to take steps to evaluate government-wide and defense-specific staffing and procurement, which includes assessing mission priorities, procurement methods, program performance, and other factors and then potentially taking action based on those assessments. Those actions remain uncertain and could result in impacts to both our current and future business prospects and financial performance.
See also the discussion of U.S. Government funding risks, in Part I, Item 1A, “Risk Factors” of our 2024 Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS
Our operating cycle is primarily long-term and involves many types of contracts for the design, development and manufacture, integration, and sustainment of products and related activities with varying delivery schedules. Additionally, we close our books and records on the last Sunday of each month, except for the month of December, as our fiscal year ends on December 31, to align our financial closing with our business processes. Because of this, the number of weeks in a reporting quarter may vary slightly during the year and for comparable prior year periods. Consequently, the results of operations of a particular year, or year-to-year comparisons of sales and profits, may not be indicative of future operating results. The following discussions of comparative results should be reviewed in this context. All per share amounts cited in these discussions are presented on a “per diluted share” basis, unless otherwise noted.
Our consolidated results of operations were as follows (in millions, except per share data):

	Quarters Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Sales	$18,609	$17,104	$54,727	$52,421
Operating costs and expenses	(16,369)	(14,987)	(49,430)	(46,181)
Gross profit	2,240	2,117	5,297	6,240
Other income, net	40	23	103	77
Operating profit	2,280	2,140	5,400	6,317
Interest expense	(286)	(256)	(828)	(772)
Non-service FAS pension (expense) income	(99)	16	(296)	47
Other non-operating income, net	43	18	115	109
Earnings before income taxes	1,938	1,918	4,391	5,701
Income tax expense	(319)	(295)	(718)	(892)
Net earnings	$1,619	$1,623	$3,673	$4,809
Diluted earnings per common share	$6.95	$6.80	$15.69	$20.05

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

We generate sales from the delivery of products and services to our customers. Our consolidated sales were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Products	$15,311	$14,472	$45,396	$43,777
% of total sales	82.3%	84.6%	82.9%	83.5%
Services	3,298	2,632	9,331	8,644
% of total sales	17.7%	15.4%	17.1%	16.5%
Total sales	$18,609	$17,104	$54,727	$52,421
Product Sales
Product sales increased $839 million, or 6%, during the quarter ended September 28, 2025, compared to the same period in 2024. Higher product sales of approximately $445 million at MFC, $255 million at Aeronautics and $180 million at Space. Higher product sales at MFC were due to production ramp-up on PAC-3, Joint Air-to-Surface Standoff Missile (JASSM) and Long Range Anti-Ship Missile (LRASM) programs. Higher product sales at Aeronautics were due to higher volume on F-35 production contracts and the delays in receiving additional contractual authorization and funding under the Lots 18-19 contract in the third quarter of 2024, partially offset by lower volume on classified contracts. Higher product sales at Space were due to higher volume on Fleet Ballistic Missile (FBM), Orion and Next Generation Interceptor (NGI) programs.
Product sales increased $1.6 billion, or 4%, during the nine months ended September 28, 2025, compared to the same period in 2024. The increase was primarily attributable to higher product sales of approximately $1.1 billion at MFC and $400 million at Aeronautics. Higher product sales at MFC were due to production ramp-up on JASSM, LRASM, precision fires and PAC-3 programs. Higher product sales at Aeronautics were due to higher volume on F-35 production contracts and the delays in the third quarter of 2024 as described above, partially offset by the unfavorable cumulative adjustment to sales driven by recognizing a loss on a classified contract in the second quarter of 2025.
Service Sales
Service sales increased $666 million, or 25%, during the quarter ended September 28, 2025, compared to the same period in 2024 due to higher service sales of approximately $510 million at Aeronautics as a result of higher volume on F-35 sustainment contracts.
Service sales increased $687 million, or 8%, during the nine months ended September 28, 2025, compared to the same period in 2024 due to higher service sales of approximately $725 million at Aeronautics as a result of higher volume on F-35 sustainment contracts.

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
Our consolidated operating costs and expenses were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Operating costs and expenses – products	$(13,708)	$(12,964)	$(41,461)	$(39,368)
% of product sales	89.5%	89.6%	91.3%	89.9%
Operating costs and expenses – services	(2,871)	(2,272)	(8,641)	(7,457)
% of service sales	87.1%	86.3%	92.6%	86.3%
Impairment and other charges	—	—	(66)	(87)
Other unallocated, net	210	249	738	731
Total operating costs and expenses	$(16,369)	$(14,987)	$(49,430)	$(46,181)
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
Product Costs
Product costs increased $744 million, or 6%, during the quarter ended September 28, 2025, compared to the same period in 2024. The increase was primarily attributable to higher product costs of approximately $395 million at MFC, $260 million at Aeronautics and $130 million at Space. Higher product costs at MFC, Aeronautics and Space were due to production ramp-up and higher volume as described above in “Product Sales”.
Product costs increased $2.1 billion, or 5%, during the nine months ended September 28, 2025, compared to the same period in 2024. The increase was primarily attributable to higher product costs of approximately $1.3 billion at Aeronautics and $880 million at MFC. Higher product costs at Aeronautics were due to higher volume and the impact of recognizing a loss on a classified contract as described above in “Product Sales”. Higher product costs at MFC were due to production ramp-up as described above in “Product Sales”.
Service Costs
Service costs increased $599 million, or 26%, during the quarter ended September 28, 2025, compared to the same period in 2024 primarily attributable to higher service costs of approximately $475 million at Aeronautics driven by higher volume as described above in “Service Sales”.
Service costs increased $1.2 billion, or 16%, during the nine months ended September 28, 2025, compared to the same period in 2024. The increase was primarily attributable to higher service costs of approximately $640 million at Aeronautics and $430 million at RMS. Higher service costs at Aeronautics were due to higher volume as described above in “Service Sales”. Higher service costs at RMS were due to the impact of recognizing a loss on CMHP as previously described.

Impairment and Other Charges
We recorded charges totaling $66 million ($52 million, or $0.22 per share, after-tax) during the quarter ended June 29, 2025 and $87 million ($69 million, or $0.29 per share, after-tax) during the same period in 2024. See “Note 10 - Other” included in our Notes to Consolidated Financial Statements for additional information.
Other Unallocated, Net
Other unallocated, net primarily includes the FAS/CAS pension operating adjustment (which represents the difference between total CAS pension cost recorded in our business segments’ results of operations and the service cost component of FAS pension (expense) income), stock-based compensation expense, changes in the fair value of assets and liabilities for deferred compensation plans, intangible asset amortization expense and other corporate costs. These items are not allocated to the business segments and, therefore, are not allocated to operating costs and expenses for products or services. Other unallocated, net reduced operating expenses by $210 million and $738 million during the quarter and nine months ended September 28, 2025, compared to $249 million and $731 million during the quarter and nine months ended September 29, 2024. The fluctuations in other unallocated, net for all periods were due to costs associated with various corporate items, none of which were individually significant.
Other Income, Net
Other income, net was $40 million and $103 million during the quarter and nine months ended September 28, 2025. Other income, net was $23 million and $77 million during the quarter and nine months ended September 29, 2024. Other income, net, primarily includes earnings generated by equity method investees, as well as gains or losses for acquisitions, divestitures, and other items, none of which are individually significant. The increase in other income, net during the quarter and nine months ended September 28, 2025 resulted primarily from an intellectual property license arrangement and the Commercial Engine Solutions divestiture net working capital true-up.
Interest Expense
Interest expense was $286 million and $828 million during the quarter and nine months ended September 28, 2025, compared to $256 million and $772 million during the quarter and nine months ended September 29, 2024. The increase in interest expense in 2025 resulted primarily from a higher intra-period outstanding balance of commercial paper and issuance of senior unsecured notes in July 2025 and December 2024.
Non-service FAS Pension (Expense) Income

Non-service FAS pension expense was $99 million and $296 million during the quarter and nine months ended September 28, 2025, compared to non-service FAS pension income of $16 million and $47 million during the quarter and nine months ended September 29, 2024. The increase in expense was primarily due to higher prior service cost amortization and a reduced asset base as detailed in “Note 6 - Postretirement Benefit Plans” included in our Notes to Consolidated Financial Statements.
Other Non-operating Income, net

Other non-operating income, net primarily includes gains or losses related to adjustments in valuation of early-stage company investments or gains or losses upon the sale of these investments and interest income earned on cash and cash equivalents. Other non-operating income, net was $43 million and $115 million during the quarter and nine months ended September 28, 2025, compared to $18 million and $109 million during the quarter and nine months ended September 29, 2024. See “Note 8 - Fair Value Measurements” included in our Notes to Consolidated Financial Statements for additional information.
Income Tax Expense
Our effective income tax rates were 16.5% and 16.4% for the quarter and nine months ended September 28, 2025 and 15.4% and 15.6% for the quarter and nine months ended September 29, 2024. The higher effective income tax rates for the quarter and nine months ended September 28, 2025 were attributable to the One Big Beautiful Bill Act (the Tax Act) primarily driven by lower tax deductions for foreign derived intangible income partially offset by the favorable resolution of certain federal income tax audit items with the Internal Revenue Service (IRS). The rates for all periods benefited from research and development tax credits, dividends paid to our defined contribution plans with an employee stock ownership plan feature, tax deductions for foreign derived intangible income and employee equity awards.
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
As a result of an IRS tax audit related to our adoption of Accounting Standards Codification (ASC) 606 for certain manufacturing contracts and the associated changes to the income recognition rules enacted in the 2017 Tax Cuts and Jobs Act, the IRS has proposed adjustments that could result in significant additional federal income tax. We are in ongoing discussions with the IRS in an effort to resolve the matter. See “Note 10 - Other” included in our Notes to Consolidated Financial Statements for additional information.

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
Net Earnings
We reported net earnings of $1.6 billion ($6.95 per share) and $3.7 billion ($15.69 per share) during the quarter and nine months ended September 28, 2025 and $1.6 billion ($6.80 per share) and $4.8 billion ($20.05 per share) during the quarter and nine months ended September 29, 2024. Net earnings and earnings per share for the quarter and nine months ended September 28, 2025 were affected by the factors mentioned above. Earnings per share also benefited from a net decrease of approximately 5.8 million weighted average common shares outstanding during both the quarter and nine months ended September 28, 2025, compared to the same periods in 2024. The reduction in weighted average common shares was a result of share repurchases, partially offset by share issuances under our stock-based awards and certain defined contribution plans.
BUSINESS SEGMENT RESULTS OF OPERATIONS
Our operations are organized into four business segments, which also comprise our reportable segments: Aeronautics, Missiles and Fire Control (MFC), Rotary and Mission Systems (RMS) and Space. We generally organize our business segments based on the nature of products and services offered.
Business segment operating profit excludes the FAS/CAS pension operating adjustment detailed below, a portion of corporate costs not considered allowable or allocable to contracts with the U.S. Government under the applicable U.S. Government Cost Accounting Standards (CAS) or federal acquisition regulations (FAR), and other items not considered part of management’s evaluation of segment operating performance. See “Note 3 - Information on Business Segments – Unallocated Items” included in our Notes to Consolidated Financial Statements for additional information.

Sales and operating profit for each of our business segments were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Sales
Aeronautics	$7,256	$6,487	$21,733	$20,609
Missiles and Fire Control	3,624	3,175	10,430	9,270
Rotary and Mission Systems	4,373	4,367	12,696	13,003
Space	3,356	3,075	9,868	9,539
Total sales	$18,609	$17,104	$54,727	$52,421
Operating profit
Aeronautics	$682	$659	$1,304	$2,089
Missiles and Fire Control	510	456	1,454	1,217
Rotary and Mission Systems	506	483	855	1,408
Space	331	272	1,072	943
Total business segment operating profit	2,029	1,870	4,685	5,657
Unallocated items
FAS/CAS pension operating adjustment	380	406	1,138	1,218
Impairment and other charges (a)	—	—	(66)	(87)
Intangible asset amortization expense	(70)	(61)	(197)	(183)
Other, net	(59)	(75)	(160)	(288)
Total unallocated items	251	270	715	660
Total consolidated operating profit	$2,280	$2,140	$5,400	$6,317

(a)See “Note 10 - Other” included in our Notes to Consolidated Financial Statements for additional information.
The total FAS/CAS pension adjustments, including the service and non-service cost components of FAS pension (expense) income for our qualified defined benefit pension plans, were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Total FAS (expense) income and CAS cost
FAS pension (expense) income	$(111)	$1	$(334)	$2
Less: CAS pension cost	392	421	1,176	1,263
Total FAS/CAS pension adjustment	$281	$422	$842	$1,265

Service and non-service cost reconciliation
FAS pension service cost	$(12)	$(15)	$(38)	$(45)
Less: CAS pension cost	392	421	1,176	1,263
Total FAS/CAS pension operating adjustment	380	406	1,138	1,218
Non-service FAS pension (expense) income	(99)	16	(296)	47
Total FAS/CAS pension adjustment	$281	$422	$842	$1,265
Management evaluates performance on our contracts by focusing on sales and operating profit and not by type or amount of operating expense. Consequently, our discussion of business segment performance focuses on sales and operating profit, consistent with our approach for managing the business. This approach is consistent throughout the life cycle of our contracts, as management assesses the bidding of each contract by focusing on sales and operating profit and monitors performance on our contracts in a similar manner through their completion. This method and assumptions used to evaluate contracts and recognize revenue, including the use of percentage-of-completion accounting for contracts with continuous transfer of control to the customer, are consistent with those described in our 2024 Form 10-K under

“Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Additionally, for updates related to fixed-price contracts, see “Note 10 - Other” included in our Notes to Consolidated Financial Statements.
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
The following table presents the effect of our consolidated net profit booking rate adjustments on segment operating profit (loss) (in millions):

	Quarters Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Aeronautics	$60	$105	$(560)	$315
Missiles and Fire Control	130	135	390	285
Rotary and Mission Systems	105	110	(360)	210
Space	70	25	330	180
Total net adjustments to segment operating profit	$365	$375	$(200)	$990
During the nine months ended September 28, 2025, we recorded losses of $950 million on an ongoing classified program at our Aeronautics business segment, $570 million on Canadian Maritime Helicopter Program (CMHP) and $95 million on Türkish Utility Helicopter Program (TUHP) at our RMS business segment, and $105 million of unfavorable profit adjustments on C-130 programs at our Aeronautics business segment. In addition to these losses and unfavorable profit adjustments, we also recorded $130 million of favorable adjustments upon completion on certain commercial civil space programs at Space, and $80 million favorable adjustments upon completion of a classified program at Aeronautics. During the nine months ended September 29, 2024, we recognized reach-forward losses of $145 million on the same ongoing classified program at our Aeronautics business segment ($80 million was recognized during the quarter ended September 29, 2024) and of $100 million on a classified program at our MFC business segment.
With respect to the classified program at our Aeronautics business segment, we continue to monitor this program, and we may need to record additional losses in future periods if we experience further performance issues, increases in scope, or increases in costs from prior estimates. Our estimates may change, in particular, as we conduct further development and testing on the program, which may lead to new findings or cause us to modify our expectations or understanding of the risks inherent in the program. Similarly, we may need to record additional losses in future periods for the programs at our MFC and RMS business segments referenced above. Any such losses could be material to our financial results in any period that they are recognized. For further discussion regarding the losses recognized on these programs, see ““Note 10 - Other” included in our Notes to Consolidated Financial Statements.
Aeronautics
Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Sales	$7,256	$6,487	$21,733	$20,609
Operating profit	682	659	1,304	2,089
Operating margin	9.4%	10.2%	6.0%	10.1%
Aeronautics’ sales during the quarter ended September 28, 2025 increased $769 million, or 12%, compared to the same period in 2024. This increase was primarily attributable to higher sales of $965 million on the F-35 program due to higher volume on production and sustainment contracts and the delays in receiving additional contractual authorization and funding under the Lots 18-19 contract in the third quarter of 2024. This increase was partially offset by lower sales of $140 million on classified contracts due to lower volume.
Aeronautics’ operating profit during the quarter ended September 28, 2025 increased $23 million, or 3%, compared to the same period in 2024. This increase was attributable to a $70 million increase from higher volume, as described above, partially offset by a $45 million decrease in profit booking rate adjustments. The decrease in profit booking rate adjustments was primarily due to $40 million of unfavorable profit adjustments on C-130 programs. In addition, profit booking rate adjustments from 2024 that did not recur include a favorable profit rate adjustments of $85 million for a claim associated with a C-5 Galaxy contract and an unfavorable profit rate adjustment of $80 million on a classified program.
Aeronautics’ sales during the nine months ended September 28, 2025 increased $1.1 billion, or 5%, compared to the same period in 2024. This increase was primarily attributable to higher sales of $1.6 billion on the F-35 program due to higher volume on production and sustainment contracts and the delays in receiving additional contractual authorization and funding under the Lots 18-19 contract in the third quarter of 2024. This increase was partially offset by a decrease of $515 million on classified programs due to an unfavorable cumulative adjustment to sales driven by the loss on a classified contract recorded in the second quarter of 2025 and lower volume.
Aeronautics’ operating profit during the nine months ended September 28, 2025 decreased $785 million, or 38%, compared to the same period in 2024. The decrease was attributable to $875 million of lower profit rate adjustments partially offset by $175 million of higher volume as described above. The lower profit rate adjustments were primarily driven by a net impact of $805 million of reach-forward losses recognized on a classified contract ($950 million recognized in 2025 and $145 million recognized in 2024), partially offset by $105 million of unfavorable profit adjustments on C-130 programs, in addition to the items mentioned above.
Missiles and Fire Control
Summary operating results for our MFC business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Sales	$3,624	$3,175	$10,430	$9,270
Operating profit	510	456	1,454	1,217
Operating margin	14.1%	14.4%	13.9%	13.1%
MFC’s sales during the quarter ended September 28, 2025 increased $449 million, or 14%, compared to the same period in 2024. This increase was primarily attributable to higher sales of $280 million on tactical and strike missile programs due to production ramp-up on JASSM, LRASM and precision fires programs; and $235 million for integrated air and missile defense programs primarily due to production ramp-up on PAC-3.
MFC’s operating profit during the quarter ended September 28, 2025 increased $54 million, or 12%, compared to the same period in 2024. This increase was primarily attributable to a $45 million increase from production ramp-up as described above.
MFC’s sales during the nine months ended September 28, 2025 increased $1.2 billion, or 13%, compared to the same period in 2024. This increase was primarily attributable to higher sales of $980 million on tactical and strike missile programs due to production ramp-up on JASSM, LRASM and precision fires programs; and $270 million for integrated air and missile defense programs due to production ramp-up on PAC-3.
MFC’s operating profit during the nine months ended September 28, 2025 increased $237 million, or 19%, compared to the same period in 2024. This increase was attributable to two primary factors: a $105 million increase in profit booking rate adjustments and a $105 million volume increase driven by production ramp-up as described above. The increase in profit booking rate adjustments was primarily due to a $100 million loss recognized on a classified program in 2024 that did not recur and an unfavorable profit adjustment on Hellfire in the first quarter of 2024 that did not recur, partially offset by lower favorable profit adjustments on PAC-3 in 2025.

Rotary and Mission Systems
Summary operating results for our RMS business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Sales	$4,373	$4,367	$12,696	$13,003
Operating profit	506	483	855	1,408
Operating margin	11.6%	11.1%	6.7%	10.8%
RMS’ sales during the quarter ended September 28, 2025 were comparable to the same period in 2024. Sales increased $190 million on Sikorsky helicopter programs due to higher production volume on Black Hawk programs and $40 million on various C6ISR programs due to higher volume. These increases were offset by lower sales of $155 million on integrated warfare systems and sensors (IWSS) programs due to lower volume on the Aegis and CSC programs, and $75 million for various training, logistics and simulation (TLS) programs due to lower volume.
RMS’ operating profit during the quarter ended September 28, 2025 increased $23 million, or 5%, compared to the same period in 2024. This increase was primarily attributable to favorable contract mix at Sikorsky.
RMS’ sales during the nine months ended September 28, 2025 decreased $307 million, or 2%, compared to the same period in 2024. The decrease was primarily attributable to lower sales of $150 million on IWSS programs due to lower volume within the laser systems portfolio and Littoral Combat Ship (LCS); $100 million for various TLS programs due to lower volume; and $50 million on Sikorsky helicopter programs primarily due to the unfavorable cumulative adjustments to sales driven by recognizing losses on CMHP and TUHP in the second quarter of 2025, as previously disclosed, and lower production volume on Seahawk programs, partially offset by higher production volume on Black Hawk programs.
RMS’ operating profit during the nine months ended September 28, 2025 decreased $553 million, or 39%, compared to the same period in 2024. This decrease was attributable to a $570 million decrease in profit booking rate adjustments primarily due to the losses recognized on CMHP and TUHP in the second quarter of 2025, as previously disclosed, partially offset by unfavorable profit adjustments on Seahawk programs in the first quarter of 2024 that did not recur.
Space
Summary operating results for our Space business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Sales	$3,356	$3,075	$9,868	$9,539
Operating profit	331	272	1,072	943
Operating margin	9.9%	8.8%	10.9%	9.9%
Space’s sales during the quarter ended September 28, 2025 increased $281 million, or 9%, compared to the same period in 2024. This increase was primarily attributable to higher sales of $160 million for strategic and missile defense programs due to higher volume on the FBM and NGI programs; and $70 million on national security space programs due to classified volume.
Space’s operating profit during the quarter ended September 28, 2025 increased $59 million, or 22%, compared to the same period in 2024. This increase was attributable to two primary factors: a $45 million increase in profit booking rate adjustments and a $20 million increase in volume, as described above. The increase in profit booking rate adjustments was primarily due to higher net favorable profit adjustments on the FBM program.
Space’s sales during the nine months ended September 28, 2025 increased $329 million, or 3%, compared to the same period in 2024. This increase was primarily attributable to higher sales of $250 million for strategic and missile defense programs due to higher volume on the NGI and FBM programs; and $225 million for commercial civil space programs primarily due to higher volume on the Orion program. These increases were partially offset by a decrease of $180 million on national security space programs due to program lifecycle on Next Gen OPIR system.
Space’s operating profit during the nine months ended September 28, 2025 increased $129 million, or 14%, compared to the same period in 2024. This increase was attributable to an $150 million increase in profit booking rate adjustments partially offset by $20 million of lower equity earnings driven by lower launch volume from our investment in United Launch Alliance (ULA). The increase in profit booking rate adjustments was primarily due to favorable performance at completion on certain commercial civil space programs.
Total equity earnings (ULA) represented approximately $5 million, or 2%, and $10 million, or 1%, of Space's operating profit during the quarter and nine months ended September 28, 2025, compared to approximately $5 million, or 2%, and $30 million, or 3% for the same periods in 2024.
FINANCIAL CONDITION
Liquidity and Capital Resources
At September 28, 2025, we had cash and cash equivalents of $3.5 billion that was generally available to fund ordinary business operations without significant legal, regulatory or other restrictions. Our principal source of liquidity is our cash from operations and access to credit markets. Access to credit markets includes our $3.0 billion revolving credit facility, including the ability to issue commercial paper. The outstanding balance of commercial paper can fluctuate daily and the amount outstanding during the period may be greater or less than the amount reported at the end of the period. There were no borrowings outstanding under the revolving credit facility or the commercial paper program at both September 28, 2025 and December 31, 2024. We may, as conditions warrant, continue to issue commercial paper backed by our revolving credit facility to manage the timing of cash flows.
Cash received from customers is our primary source of cash from operations. However, from time to time, we fund customer programs ourselves pending government appropriations or prior to contract award. If we incur costs in excess of funds obligated on the contract or in advance of a contract award, this negatively affects our cash flows, and we may be at risk for reimbursement of the excess costs. In addition, when estimates of total costs to be incurred on a contract exceed total estimates of the transaction price, a provision for the entire loss is determined at the contract level and is recorded in the period in which the loss is evident, which we refer to as a reach-forward loss. These reach-forward losses do not have an immediate cash flow impact, but as future costs are incurred on these contracts, these losses will negatively impact cash flows over the remaining period of performance.
The start of the new fiscal year began October 1, 2025, without the passage of Appropriation Acts or a Continuing Resolution (CR) and the Government began its shutdown procedures, to include furloughing government civilian employees. We are closely monitoring the known and potential impact and if the shutdown extends for a prolonged period of time, we expect our cash flows to be negatively impacted. See “U.S. Government Budget Environment” included within the “Business Overview” discussion above.
Additionally, increases in costs due to tariffs may impact our cash flows, as we may not be able to fully recover these costs, and even if recovery is possible, it may not occur in the same period as the incurred costs. See “Recent Developments in Trade and Regulatory Policies” included within the “Business Overview” discussion above.
Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type. We generally bill and collect cash more frequently under cost-reimbursable contracts, which represented approximately 41% of the sales we recorded during the nine months ended September 28, 2025, as we are authorized to bill as the costs are incurred. A number of our fixed-price contracts may provide for performance-based payments, which allow us to bill and collect cash as we perform on the contract as we hit milestones. The amounts of performance-based payments and the related milestones are determined in the negotiation of each contract. The timing of such payments may differ from the timing of the costs incurred related to our contract performance, thereby affecting our cash flows.
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
We continue to return cash to stockholders through dividends and share repurchases. In October 2025, the Board of Directors authorized a fourth quarter dividend payment of $3.45 per share, representing an increase of $0.15 per share over the prior quarterly dividend payment. The Board of Directors also authorized an increase of $2.0 billion to our share repurchase program in addition to the $7.1 billion remaining authorization under our share repurchase program as of September 28, 2025. The share repurchase program does not have an expiration date and may be amended or terminated by the Board of Directors at any time. The amount of shares ultimately purchased and the timing of purchases are at the discretion of management and subject to compliance with applicable law and regulation.
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
The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	Nine Months Ended
	September 28, 2025	September 29, 2024
Cash and cash equivalents at beginning of year	$2,483	$1,442
Operating activities
Net earnings	3,673	4,809
Noncash adjustments	3,192	1,490
Changes in working capital	(1,553)	(469)
Other, net	26	119
Net cash provided by operating activities	5,338	5,949
Net cash (used for) investing activities	(1,464)	(954)
Net cash (used for) financing activities	(2,887)	(3,286)
Net change in cash and cash equivalents	987	1,709
Cash and cash equivalents at end of period	$3,470	$3,151
Operating Activities
Net cash provided by operating activities during the nine months ended September 28, 2025 decreased $611 million compared to the same period in 2024. The decrease in cash from operations was primarily due to an increase in working capital, primarily production and billing cycles impacting receivables across all four business segments, partially offset by lower tax payments, reflecting the impact of the Tax Act.
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
The following table reconciles net cash provided by operating activities to free cash flow (in millions):

	Nine Months Ended
	September 28, 2025	September 29, 2024
Cash from operations	$5,338	$5,949
Capital expenditures	(1,186)	(1,103)
Free cash flow	$4,152	$4,846
Free cash flow during the nine months ended September 28, 2025 decreased $694 million compared to the same period in 2024 primarily due to operating cash flow drivers described above and higher software expenditures.
Investing Activities
Net cash used for investing activities during the nine months ended September 28, 2025 increased $510 million compared to the same period in 2024, primarily due to a $360 million cash payment for the acquisition of Rapid Solutions. Capital expenditures totaled $1.2 billion and $1.1 billion during the nine months ended September 28, 2025 and September 29, 2024. The majority of our capital expenditures are for equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.
Financing Activities
Net cash used for financing activities during the nine months ended September 28, 2025 decreased $399 million compared to the same period in 2024, primarily attributable to paying $2.3 billion to repurchase 5.0 million shares in 2025 compared to $2.7 billion to repurchase 5.7 million shares in 2024. See “Note 9 - Stockholders’ Equity” and “Note 10 - Other” included in our Notes to Consolidated Financial Statements for additional information regarding dividend payments, share repurchases and debt issuances.
OTHER MATTERS
Status of the F-35 Program
The F-35 program primarily consists of production contracts, sustainment activities, and new development efforts. Production of the aircraft is expected to continue for many decades given the U.S. Government’s objective of procuring and sustaining 2,456 aircraft for the U.S. Air Force, U.S. Marine Corps, and U.S. Navy. We also have commitments from seven international partner countries and 12 Foreign Military Sales (FMS) customers. We continue to see strong international demand for the F-35. In February 2025, Singapore signed an LOA for eight F-35As, adding to their prior program of record of 12 F-35Bs. In June 2025, the United Kingdom announced its intent to purchase 12 F-35As adding to its existing fleet of F-35Bs. Finally, in July 2025 Belgium announced their intention to procure an additional 11 F-35As bringing their total program of record to 45 aircraft. We expect international interest to continue to expand in the coming years.
During the third quarter of 2025, we delivered 46 aircraft. Since the program inception through September 28, 2025, we delivered 1,245 production F-35 aircraft, including 893 F-35A variants, 230 F-35B variants and 122 F-35C variants, and our backlog as of that date was 265 aircraft.

In addition, during the third quarter, Lockheed Martin and the Joint Program Office (JPO) reached an agreement for Lot 18 and Lot 19 F-35 Air Vehicle Production Contract for 296 aircraft, resulting in the planned payments during the third quarter of 2025, followed by definitization on September 29, 2025. The scope includes aircraft for the U.S. Air Force, Navy, and Marines and the International Partners and FMS customers, in addition to the required infrastructure for the international Final Assembly and Checkout Facilities (FACOs) and other equipment. With this award, an additional 3 Lot 18 aircraft and 148 Lot 19 aircraft were added to the F-35 backlog, demonstrating the F-35 program’s continued progress and longevity.
The F-35 program is significant and complex, and we and our customers continually review aircraft performance, program and delivery schedule, cost and supply chain issues, and requirements as part of our internal program management efforts and the DoW, Congressional and international countries’ oversight and budgeting processes. Areas of particular focus currently include Lockheed Martin’s and supplier performance, Block 4 modernization, flight test execution, cost of life cycle operations, sustainment, inflation-related cost and supply chain-related cost and schedule pressures, and efforts to increase affordability and readiness.
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
ITEM 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 28, 2025. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of September 28, 2025.
There were no changes in our internal control over financial reporting during the quarter ended September 28, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•budget uncertainty, the risk of future budget cuts, the impact of continuing resolution funding mechanisms, the debt ceiling and government shutdowns, and changing funding and acquisition priorities;
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
•our ability to recover costs under U.S. Government contracts, the mix of fixed-price and cost-reimbursable contracts and the risks inherent in preparing estimates for fixed-price contracts (particularly for complex and technologically advanced programs);
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the quarter ended September 28, 2025.
The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended September 28, 2025.

Period (a)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
				(in millions)
June 30, 2025 – July 27, 2025 (c)	1,019,637	$422.72	1,019,637	$7,642
July 28, 2025 – August 31, 2025 (c)	810,392	$433.91	808,402	$7,292
September 1, 2025 – September 28, 2025 (c)	465,622	$468.59	465,613	$7,073
Total (c)	2,295,651	$435.97	2,293,652

(a)We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, September 28, 2025 was the last day of our September 2025 fiscal month.
(b)In 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. From time to time, our Board of Directors authorizes increases to our share repurchase program. The total remaining authorization for future common share repurchases under our share repurchase program was $7.1 billion as of September 28, 2025. In October 2025, the Board of Directors authorized an increase of $2.0 billion to our share repurchase program. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans, including accelerated share repurchases. The program does not have an expiration date.
(c)During the quarter ended September 28, 2025, the total number of shares purchased included 1,999 shares that were transferred to us by employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the program.
ITEM 5. Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended September 28, 2025.

ITEM 6. Exhibits

Exhibit No.	Description

10.1
Amendment No. 2 to Credit Agreement dated as of August 28, 2025, among Lockheed Martin Corporation, the lenders listed therein, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on August 29, 2025)

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

Lockheed Martin Corporation
(Registrant)

Date: October 21, 2025	By: /s/ H. Edward Paul III
H. Edward Paul III
Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)