Form 10-K
period 2025-12-31
LOCKHEED MARTIN CORP
filed 2026-01-29
CIK 936468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Large accelerated filer ☒ Accelerated filer ☐ Non–accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the last sales price of such stock, as of the last business day of the registrant’s most recently completed second fiscal quarter, which was June 27, 2025, was approximately $106.5 billion.
There were 230,080,240 shares of our common stock, $1 par value per share, outstanding as of January 26, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Lockheed Martin Corporation’s 2026 Definitive Proxy Statement are incorporated by reference into Part III of this Form 10‑K. The 2026 Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Lockheed Martin Corporation
Form 10-K
For the Year Ended December 31, 2025

PART I
ITEM 1.    Business
General
We are a global aerospace and defense technology company that builds and sustains the solutions America and its allies need to deter conflict and advance national security and scientific exploration objectives. Our four business areas – Aeronautics, Missiles and Fire Control, Rotary and Mission Systems, and Space – work as one company offering integrated solutions, at scale, across all warfighting domains. Our defense, space, intelligence, homeland security, information technology, and cybersecurity capabilities serve U.S. and international customers in defense, civil and commercial applications. Our principal customers are agencies of the U.S. Government and allies.
Recent regional conflicts have demonstrated the integral role Lockheed Martin products play in protecting people, and we are rapidly transforming our business to meet increased demand. We are expanding production capacity to continue delivering at scale, and we are harnessing leading-edge technologies like artificial intelligence and autonomy, open-architecture systems, and advanced networking to make defense forces more agile, adaptive and unpredictable. Our goal is to deliver overwhelming capability and value – quickly, at the needed quantities and with the greatest effectiveness – to enable overmatch and strengthen deterrence today and into the future.
We achieve this by developing and investing in differentiating technologies, forging strategic partnerships, including with commercial companies, executing on our multi-year business transformation initiative, maintaining fiscal discipline, and continuing to cultivate the greatest aerospace and defense workforce talent and culture in the world. We invest substantially in our people to ensure that our people have the technical skills necessary to succeed, and we expect to continue to invest internally in innovative technologies that address rapidly evolving mission requirements for our customers. We also will continue to evaluate our organizational structure and portfolio and will make strategic changes, acquisitions or divestitures, as appropriate, while deepening our connection to commercial industry through cooperative partnerships, joint ventures and equity investments.

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
The F-35 program is our largest program, generating 27% of our total consolidated sales, as well as 67% of Aeronautics’ sales in 2025. The F-35 program consists of multiple development, production and sustainment contracts. Development is focused on modernizing F-35’s capability and addressing emerging threats. Sustainment provides logistics and training support for the aircraft delivered to F-35 customers. Aircraft production is expected to continue well into the future given the U.S. Government’s stated objective of procuring 2,456 aircraft for the U.S. Air Force, U.S. Marine Corps, and U.S. Navy. We also have commitments from seven international partner countries and 12 FMS customers, who collectively during the year indicated their intent to purchase 72 additional aircraft beyond their existing programs of record. The F-35 program is significant and complex, and we, our customers, and our and our customers’ suppliers continually review aircraft performance, schedule, cost and requirements. Our current areas of focus include technology modernization, life-cycle cost containment, delivery schedule optimization, and aircraft readiness enhancements. For additional information on the F-35 program, see Item 1A - Risk Factors for a discussion of risks related to the F-35 program.
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

Missiles and Fire Control
MFC provides air and missile defense systems; tactical missiles and precision strike weapon systems; logistics; fire control systems; and mission operations support, readiness, engineering support and integration services. MFC also has contracts with the U.S. Government for various classified programs. MFC’s major programs include:
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
•The Multiple Launch Rocket System (MLRS), Precision Strike Missile (PrSM), Joint Air-to-Surface Standoff Missile (JASSM), Long Range Anti-Ship Missile (LRASM), Hellfire and Joint Air-to-Ground Missile (JAGM) tactical and strike missile programs. MLRS is a highly mobile, automatic system that fires surface-to-surface rockets and missiles from the M270 and High Mobility Artillery Rocket System (HIMARS) platforms produced for the U.S. Army and international customers and PrSM is the next generation of precision strike surface-to-surface weapon systems that is compatible with the MLRS family of launchers in support of the U.S. Army. JASSM is an air-to-ground missile launched from fixed-wing aircraft, which is produced for the U.S. Air Force and international customers. LRASM is a precision guided anti-ship missile derived from JASSM and designed to interdict a variety of surface threats at very long range and produced for the U.S. Air Force, U.S. Navy, and international customers. Hellfire and JAGM are air-to-ground missile used on rotary and fixed-wing aircraft, which is produced for the U.S. Army, Navy, Marine Corps and international customers.
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

Rotary and Mission Systems
RMS designs, manufactures, services and supports various military and commercial helicopters, sea- and land-based missile defense systems, radar systems, laser systems, sea- and air-based mission and combat systems, command and control mission solutions, cyber solutions, simulation and training solutions, and services and supports surface ships. RMS also has contracts with the U.S. Government for various classified programs. RMS’ major lines of business include:
•Sikorsky helicopter programs such as those related to the Black Hawk, Seahawk® and CH-53K King Stallion heavy lift helicopters, which are in service with U.S. and foreign governments, and the Combat Rescue Helicopter (CRH) utilized by the U.S. Air Force.
•Integrated warfare systems and sensors (IWSS) programs such as Aegis Combat System (Aegis) programs that serve as an air and missile defense system for the U.S. Navy and international customers and are also a sea and land-based element of the U.S. missile defense system, and the Littoral Combat Ship (LCS), Multi-Mission Surface Combatant (MMSC), and River-Class Destroyer (RCD) (formerly known as Canadian Surface Combatant) programs to provide surface combatant ships for the U.S. Navy and international customers that are designed to operate in shallow waters and the open ocean.
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

•Training, logistics and simulation (TLS) programs such as those providing sustainment services and programs that provide simulators and associated training to U.S. military and foreign government customers.
Effective January 2026, the IWSS and C6ISR lines of business within RMS were restructured and renamed Sensors, Effectors & Mission Systems (SEMS) and Mission Integrated Command and Control (MIC2). This includes realignment of various programs, such as Aegis and RCD moving from what was historically IWSS to MIC2, which more closely aligns with C6ISR. SEMS and MIC2 will therefore incorporate an updated mix of existing program portfolios designed to accelerate mission‑focused solutions and enhance our customers’ experience.
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
•The Orion Multi-Purpose Crew Vehicle (Orion), NASA’s next generation exploration-class crewed vehicle for human exploration to the Moon and throughout the solar system.
•Global Positioning System (GPS) III, a program to modernize the GPS satellite system for the U.S. Space Force.
•Hypersonics programs, which include several programs with the U.S. Army and U.S. Navy to design, develop and build hypersonic strike weapons.
•The Transport and Tracking Layer programs, multiple tranches of small satellites to support the proliferated space architecture, with constellations of missile warning and communications satellites for the Space Development Agency.
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
Raw Materials, Suppliers and Seasonality
Some of our products require relatively scarce raw materials, such as rare earth minerals. Other important materials and components, on which certain of our products rely, include aluminum, titanium, specialty steel, carbon fiber and advanced microelectronics, such as semiconductors. We rely on other companies to provide materials, components and products and to perform a portion of the services that are provided to our customers under the terms of most of our contracts. Although long-term agreements have historically helped enable a continued supply of these materials, supply chain challenges, supplier disputes, regulatory restrictions, and inflationary pressures have resulted in certain parts’ shortages, extended lead times and pricing escalations affecting certain sources of supply. We are working with U.S. Government, customers and suppliers on phase-in of regulatory requirements for transitioning the supply chains for rare earth minerals and magnets to secure and compliant sources. The current availability of sources of supply meeting regulatory requirements and the ability to ensure compliance down to the mining level within the timeframes required by the regulations are challenges we continue to work with our multi-tier supplier base. At the same time, we are focused on minimizing the impact of these supply chain challenges on our programs. However, many of the challenges are industry wide or caused by geopolitical events and general economic conditions that are outside of our control. These supplier disruptions have resulted in delays and increased costs and have adversely affected our program performance and operating results. These dynamics are expected to continue in 2026. For more information on the risks related to our suppliers and raw materials, see Item 1A - Risk Factors.
No material portion of our business is considered to be seasonal. Various factors, however, can affect the distribution of our sales between accounting periods, including the timing of government awards, the availability of government funding, product deliveries and customer acceptance.
Human Capital
Due to the specialized nature of our business, our performance depends on identifying, attracting, developing, motivating and retaining a highly skilled workforce with the requisite skills and, in many cases, security clearances, in multiple areas, including engineering, science, manufacturing, information technology, cybersecurity, business development and strategy and management. Our human capital management strategy, which we refer to as our people strategy, tightly aligns to our business needs and technology strategy. In 2025, it focused on continuing to accelerate the transformation of our workforce management technology through investments in upgraded systems and processes, increasing our ability to meet the quickly changing needs of our business, and maintaining a working environment and culture that is supportive of all employees and reflects our core value of “Respect Others.” We structure our people strategy and its implementation to comply with the laws and regulations to which we are subject as a federal government contractor.
As of December 31, 2025, we had a highly skilled workforce made up of approximately 123,000 employees, including approximately 72,000 engineers, scientists and information technology professionals. As of December 31, 2025, approximately 93% of our workforce was located in the U.S. and approximately 19% of our employees were covered by collective bargaining agreements with various unions. A number of our existing collective bargaining agreements expire in any given year. Historically, we have been successful in renegotiating expiring agreements without any material disruption of operating activities, and management considers employee and union relations to be good. This has continued to be the case in 2025.
We strive to hire, develop and retain the top talent in the industry. During 2025, we hired nearly 10,800 new employees into Lockheed Martin, nearly 1,500 of which were college hires. In addition to the 10,800, we created internship opportunities for an additional 2,000 students. Our early career strategy, to include partnerships with universities and college internship roles, is an integral part of developing the full breadth of our talent pipelines, particularly in technical fields and critical skills areas. We seek to access the broadest possible pool of talent to enable us to meet our hiring needs.
Employee satisfaction is essential to attracting and retaining top talent, and we regularly conduct employee engagement surveys to gauge employee satisfaction and to understand the effectiveness of our people strategy and assess employees’ intent to stay. We attract and reward our employees by providing market competitive compensation and benefits, including incentives and recognition plans that extend to non-represented employees of all levels in our organization and encourage excellence through our pay-for-performance philosophy. We have a distributed workforce model that enables flexible working arrangements for employees and teams who can meet our customer commitments remotely, which has helped recruit and retain talent. In addition, we invest in the development of our employees through training, apprenticeship programs, security clearance sponsorship, leadership development plans and tuition assistance for continuing education or industry certifications. We believe this employee development makes us more competitive and assists with leadership succession planning. In addition to efforts focused on recruitment and retention, we also monitor employee attrition across our employee population and take action based on the insights we gain from that monitoring process.

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
Our broad portfolio of products and services competes domestically and internationally against products and services of the companies listed above, numerous smaller competitors and startups, and increasingly, non-traditional and non-U.S. defense contractors. In some areas of our business, customer requirements and acquisition processes are changing to encourage or facilitate expanded competition. Principal factors of competition include: the technical excellence, reliability, safety and cost competitiveness of our products and services to the customer; technical and management capability; the ability to innovate and develop new products and technologies that improve mission performance and adapt to dynamic threats; successful program execution and on-time delivery of complex, integrated systems; the reputation and customer confidence derived from past performance; our demonstrated ability to execute and perform against contract requirements and successfully manage customer relationships; and our global footprint and accessibility to customers.
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
The U.S. Government and in limited cases certain other governments may terminate any of our government contracts and subcontracts either at their convenience or for default based on our performance. If a contract is terminated for convenience, we generally are protected by provisions covering reimbursement for costs incurred on the contract, up to termination, and profit on those costs. If a contract is terminated for default, we generally are entitled to payment for our work that has been accepted by the U.S. Government or other governments; however, the U.S. Government and other governments could make claims to reduce our recovery or recoup its procurement costs and could assess other special penalties. For more information regarding the U.S. Government’s and other governments’ right to terminate our contracts and the risks of doing work internationally, see Item 1A – Risk Factors. For more information regarding government contracting laws and regulations, see Item 1A – Risk Factors as well as “Critical Accounting Policies – Contract Accounting / Sales Recognition” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Classified Contracts
A portion of our business is classified by the U.S. Government and cannot be specifically described. The operating results of classified contracts are included in our consolidated financial statements. The business risks and capital requirements associated with classified contracts historically have not differed materially from those of our other U.S. Government contracts. However, certain classified fixed-price development and production contracts carry higher performance risk, and we are unable to insure loss to government property because the classified nature of the contracts prevents the disclosure of information necessary for underwriting and claims to commercial insurers. Our internal controls addressing the financial reporting of classified contracts are consistent with our internal controls for our non-classified contracts.

Commercial Aircraft
Our commercial aircraft products are required to comply with U.S. and international regulations governing production and quality systems, airworthiness and installation approvals, repair procedures and continuing operational safety.
Environmental
Our operations are subject to and affected by various federal, state, local and foreign environmental protection laws and regulations regarding the discharge of materials into the environment or otherwise regulating the protection of the environment. As a result of these environmental protection laws, we are involved in environmental remediation at some of our current and former facilities and at third-party-owned sites where we have been designated a potentially responsible party as a result of our prior activities and those of our predecessor companies. Although the extent of our financial exposure cannot in all cases be reasonably estimated, the costs of environmental compliance have not had, and we do not expect that these costs will have, a material adverse effect on our financial condition or results of operations, primarily because substantially all of our environmental costs are allowable in establishing the price of our products and services under our contracts with the U.S. Government. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or cleanup to the extent that they are probable and estimable, see “Note 14 – Legal Proceedings, Commitments and Contingencies” included in our Notes to Consolidated Financial Statements. See also the discussion of environmental matters in Item 1A – Risk Factors.
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
ITEM 1A.    Risk Factors
An investment in our common stock or debt securities involves risks and uncertainties. While we seek to identify, manage and mitigate risks to our business, risk and uncertainty cannot be eliminated or necessarily predicted. The outcome of one or more of these risks could have a material effect on our results of operations or financial position. You should carefully consider the following factors, in addition to the other information contained in this Annual Report on Form 10-K, before deciding to trade in our common stock or debt securities.
Risks Related to our Reliance on Government Contracts, our Industry and the Economy

We depend heavily on contracts with the U.S. Government for a substantial portion of our business. Changes in the U.S. Government’s priorities, or delays or reductions in spending could have a material adverse effect on our business.
We derived 72% of our total consolidated sales from the U.S. Government in 2025, including 63% from the Department of War (DoW), also known as the Department of Defense under 10 U.S.C. § 111(a). We expect to continue to derive most of our sales from work performed under U.S. Government contracts. A reduction in overall U.S. defense spending, on an absolute or inflation-adjusted basis, because of shifting priorities, budget compromises or otherwise could adversely affect our business. Budget uncertainty, extended or repeated U.S. Government shutdowns, the use of continuing resolutions, and the federal debt ceiling can adversely affect our industry and both the quantum and timing of funding for our programs. When appropriations are delayed or a government shutdown occurs and continues for an extended period, we may be at risk of reduced orders, program cancellations, nonpayment or payment delays and other disruptions. When the U.S. Government operates under a continuing resolution, new contract and program starts are restricted and funding for our programs may be unavailable, reduced or delayed.
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
Failure to fund or the termination of significant programs or contracts by the U.S. Government could adversely affect our business and financial performance. DoW’s changes in funding priorities also could reduce opportunities in existing programs and in future programs or initiatives where we intend to compete and where we have made investments. While we generally expect to compete and be well positioned as the incumbent on existing programs, we may not be successful and, even if we are successful, the replacement programs may be funded at lower levels or result in lower margins. In addition, our ability to grow in key areas such as hypersonics programs, classified programs and next-generation franchise programs will be affected by the overall budget environment and whether development programs transition to production and the timing of such transition, all of which are dependent on U.S. Government authorization and funding.
The F-35 program comprises a material portion of our revenue and reductions or delays in funding for this program and risks related to performance, schedule, cost and requirements of the program could adversely affect our performance.
The F-35 program, which consists of multiple development, production and sustainment contracts, is our largest program and represented 27% of our total consolidated sales in 2025. A decision by the U.S. Government, international partners, or FMS customer countries to cut spending on this program or reduce or delay planned orders may have an adverse impact on our business and results of operations. Given the size and complexity of the F-35 program, we anticipate that there will be continual reviews related to aircraft performance, program and delivery schedule, cost, and requirements as part of the DoW, Congressional, and international countries’ oversight and budgeting processes. Challenges and risks associated with this program include supplier performance, software development, definitizing and receiving funding for contracts on a timely basis, execution of future flight tests and findings resulting from testing and operating the aircraft, the level of cost associated with life cycle operations, sustainment and potential contractual obligations, inflation-related cost pressures, the ability to improve affordability, and potential competition from next-generation or other platforms. We may face similar risks for other complex and technologically advanced programs.

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
We are subject to extensive procurement and other laws, regulations, and contract terms, including those that enable the U.S. Government to terminate contracts for convenience. Our business and reputation could be adversely affected if we or those we do business with fail to comply with these laws, regulations, or terms.
We must comply with extensive laws and regulations relating to the award, administration and performance of U.S. Government contracts. Government contract laws and regulations affect how we do business with our customers and impose certain risks and costs on our business. A violation of these laws and regulations by us, our employees, others working on our behalf, a supplier or a joint venture partner could harm our reputation and result in the imposition of fines and penalties, the termination of our contracts, suspension or debarment from bidding on or being awarded contracts, loss of our ability to export products or perform services and civil or criminal investigations or proceedings. From time to time, the U.S. Government has proposed contract terms, imposed internal policies, or taken positions that represent fundamental changes from historical practices or that we believe are inconsistent with the FAR or other laws and regulations and that could adversely affect our business. In addition, costs to comply with new government regulations and changing policies and practices can increase our costs, reduce our margins and adversely affect our competitiveness. Also, a portion of our contracts are classified by the U.S. Government, which imposes security requirements that limit our ability to discuss our performance on these contracts, including any specific risks, disputes and claims.

Executive Orders. The President has issued multiple Executive Orders (EOs), including two that are intended to (i) simplify and accelerate the procurement process through an overhaul of the FAR and (ii) modernize the defense acquisition process by promoting commercial solutions, use of innovative acquisition authorities, and other existing streamlined processes. The Secretary of War recently released the Department’s Acquisition Transformation Strategy that is consistent with these EOs, and also aims to restructure the requirements process, funding authority, and reorganizes the Acquisition workforce. As part of this broader transformation, the U.S. Government is shifting its acquisition strategy toward longer‑term contract structures; some contracts that were previously negotiated on an annual basis may now be executed as a multi‑year procurement. We expect a revision to the DFARS in the next several months as well.

In addition, the President recently issued an EO that could limit certain contractors performing work under critical defense weapons, supplies, and equipment contracts from issuing excessive dividends or owner distributions, making share repurchases, and placing certain restrictions on executive compensation, as well as additional measures. It is expected that this EO will be implemented this year through a new DFARS clause and the EO’s restrictions will apply only after the DoW determines that a contractor has failed to meet identified contract performance requirements.

While the applicability and full impact of these initiatives on our business is uncertain, we are adapting to meet the changes in U.S. Government buying behaviors and expectations. We will continue to monitor and assess their effects on our business and financial results.

Undefinitized Contract Action (UCA). From time to time, we perform work under a UCA with the U.S. Government, which is when we begin performing our obligations before the terms, specifications or price are finally agreed to between the parties. The U.S. Government has the right to unilaterally definitize contracts, which it has exercised in the past and which, absent a successful appeal, obligates us to perform under terms and conditions imposed on us by the U.S. Government and may negatively affect our expected profit and cash flows on a program or impose burdensome terms.

Bid Protests. U.S. Government procurement laws permit legal challenges, referred to as bid protests, to the terms of a contract solicitation or the award of a contract. We may encounter bid protests from unsuccessful bidders on new program awards seeking to overturn the award. Unsuccessful bidders also may protest with the goal of being awarded a subcontract for a portion of the work in return for withdrawing the protest. Bid protests can result in significant expenses to us, contract modifications or even loss of the contract award and the resolution can extend the time until contract activity can begin and delay the recognition of sales and defer underlying cash flows and adversely affect our operating results. Our efforts to protest or challenge any bids for contracts that were not awarded to us also may be unsuccessful.

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

Competition and changing customer procurement policies could adversely affect our business and financial results.
We operate in a highly competitive industry and our competitors may have more extensive or more specialized engineering, technical, marketing and servicing capabilities than we do in certain areas. Our competitors may develop new technologies, products or services that could replace our current offerings. Additionally, if competitors can offer lower cost services and products, or provide services or products more quickly, at equivalent or in some cases even reduced capabilities, we may lose new business opportunities or contract recompetes, which could adversely affect our future results. We are facing increased competition from new entrants, startups and non-traditional defense contractors. Furthermore, acquisitions in our industry, including vertical integration, also could result in increased competition or limit our access to certain suppliers without appropriate remedies to protect our interests.

A substantial portion of our business is awarded through competitive bidding. The U.S. Government increasingly has relied on competitive contract award types, including indefinite-delivery, indefinite-quantity and other multi-award contracts, which have the potential to create pricing pressure and to increase our costs by requiring us to submit multiple bids and proposals. Multi-award contracts require us to make sustained efforts to obtain task orders under the contract. Additionally, procurements that do not evaluate whether the cost assumptions in the bids are realistic can lead to bidders taking aggressive pricing positions, which could result in the winner realizing a loss upon contract award or an increased risk of lower margins or realizing a loss over the term of the contract. Competitors may be willing to accept more risk or lower profitability in competing for contracts than we are. The U.S. Government also may not award us large competitive contracts that we otherwise might have won in an effort to strengthen a broad industrial base or address other procurement policy preferences.

U.S. Government procurement policies and procedures and the application thereof are regularly changing, and such changes could adversely affect our profitability or the ability to win new business. For example, an increase in the use of contract structures that shift risk to the contractor, such as fixed-price development contracts and incentive-based fee arrangements, or the U.S Government using different award fee criteria than historically used (such as the evaluation of environmental factors) could adversely affect our profit rates or make it more difficult to win new contracts. The DoW is increasingly pursuing rapid acquisition pathways and procedures for new technologies, including through so called “other transaction authority” agreements (OTAs). OTAs are exempt from many traditional procurement laws, including the FAR, and an OTA award may be subject, in certain cases, to the condition that a significant portion of the work under the OTA is performed by a non-traditional defense contractor or that a portion of the cost of the protype project is funded by non-governmental sources. Changes in regulations or interpretations of what are allowable costs under our government contracts could adversely impact our profitability and changes in contract financing policy for fixed-price contracts, such as changes in performance and progress payments policies, could significantly affect the timing of our cash flows. Additionally, the DoW has proposed broad-reaching acquisition reforms that, if enacted, could impact our business and results of operations.

Our profitability and cash flow may vary based on the mix of our contracts and programs, our performance, and our ability to estimate and control costs.
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

Under both fixed-price and cost-reimbursable contracts, if we are unable to control costs, our operating results could be adversely affected. Costs to complete a contract may increase for many reasons, including technical and manufacturing challenges, schedule delays, workforce-related issues, inaccurate initial contract cost estimates, the timeliness and availability of materials from suppliers, internal and subcontractor performance or product quality issues, inability to meet cost reduction initiatives or achieve efficiencies from digital transformation, changing laws or regulations, inflation and natural disasters. Certain contracts may impose other risks, such as temporary payment withholds, forfeiting fees, paying penalties, or providing replacement systems in the event of performance failure.

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
We are the prime contractor on most of our contracts and rely on other companies to provide materials, major components and products, and to perform a portion of the services that are provided to our customers. These arrangements may involve subcontracts, teaming arrangements, joint ventures, or supply agreements with other companies (contracting parties) and, in many cases, contracting parties in turn rely on lower-tier subcontractors. We sometimes have disputes with our contracting parties, including regarding the cost, quality and timeliness of work performed, workshares, customer concerns about the contracting party’s performance, issues related to lower-tier subcontractor performance, our failure to issue or extend task orders, or our hiring the personnel of a subcontractor, teammate or joint venture partner or vice versa. We also could be adversely affected by actions or issues experienced by our contracting parties that are outside of our control, such as misconduct and reputational issues involving our contracting parties, which could subject us to liability or adversely affect our ability to compete for contract awards. The financial stability and viability of our contracting parties or lower-tier subcontractors have and in the future could adversely affect their ability to meet their performance obligations and result in an impact on our business and results of operations.

A failure by one or more of our contracting parties to provide agreed-upon materials, components or products, or perform agreed-upon services, on a timely basis, according to specifications, including compliance with regulatory requirements we flow down from our prime contracts, or at all, has and may adversely affect our ability to perform our obligations and require that we transition impacted work to other companies. Contracting party performance deficiencies may result in additional costs or delays in product deliveries and affect our operating results and could result in a customer terminating our contract for default or convenience. A default termination could expose us to liability and affect our ability to compete for future contracts and orders. A failure by our contracting parties to meet affordability targets could negatively affect our profitability, result in contract losses and affect our ability to win new business.

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
Many of the products and services we provide are highly engineered and involve sophisticated technologies with related complex manufacturing and systems integration processes. Our customers’ requirements change and evolve regularly. Accordingly, our future performance depends, in part, on our ability to adapt to changing customer needs rapidly, identify emerging technological trends, develop and manufacture innovative products and services efficiently and bring those offerings to market quickly at cost-effective prices. This includes efforts to provide mission solutions that integrate capabilities and resources across all forces and domains, which we refer to as joint all domain operations, and to implement emerging digital and network technologies and capabilities. Artificial intelligence technologies have rapidly developed and our business may be adversely affected if we cannot successfully integrate the technology into our internal business processes and product and service offerings in a timely, cost-effective, compliant and responsible manner. To advance our innovation and position us to meet our customers’ requirements, we make investments in emerging technologies that we believe are needed to keep pace with rapid industry innovation and seek to collaborate with commercial entities that we believe have complementary technologies to ours. These commercial entities may not be accustomed to government contracting and may be unwilling to agree to the government’s customary terms, including with respect to intellectual property, liability and indemnification terms, which may prevent or lessen the benefit of collaboration. We may not be successful in identifying or developing emerging technologies and may spend significant resources on projects that ultimately are unsuccessful or yield a low return on the amount invested.

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

If we fail in our development projects, if our new products or technologies fail to achieve customer acceptance, if competitors develop more capable technologies or offerings or develop new technologies or offerings or deliver existing offerings faster, or if stakeholders perceive our company as being slow to adapt, lacking in innovation or inconsistently delivering results, we may be unsuccessful in obtaining new contracts or winning all or a portion of next generation programs, including in key areas such as hypersonics and classified work, and this could adversely affect our future performance and financial results.

Geopolitical, macroeconomic and public health events and conditions could adversely affect our business, financial condition and operating results.

Geopolitical. Changes in U.S. Government and other nations’ administrations and their associated shifts in policy and priorities could also impact our operations and market conditions. Our business is highly sensitive to geopolitical and security issues, including foreign policy actions taken by governments such as tariffs, sanctions, embargoes, export and import controls, and other trade restrictions, which can affect the demand for, and our ability to sell, our products and services, cause disruptions to our supply chain, and, ultimately, could adversely affect our business.

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
Global conflicts, including those noted above, have significantly elevated global geopolitical tensions and security concerns and resulted in increased demand for some of our products and services. However, if we are unable to increase production to meet demand in the timeframe customers expect, whether due to supply constraints, government funding, or otherwise, then we may lose sales opportunities as those customers seek alternatives, even less capable ones, that may be delivered more quickly. Furthermore, the level of continuing demand and our ability to sell to customers to meet that demand is subject in part to changes in government policies and priorities. Our ability to invest, or attract investment, to fund increased production to meet anticipated demand, and our ability to earn returns on those investments, is subject to government policies and priorities and our ability to perform, the impacts of which could impact our results of operations.
Government actions relating to rare earth minerals that are used in certain of our products, including U.S. Government sourcing prohibitions on the import of such minerals and the imposition of export controls on such minerals by China, have raised concerns about supply availability. The rare earth supply chain continues to be vulnerable to disruption due to increasing scarcity and constrained capacity, and we are developing and executing mitigation plans designed to safeguard supply and meet future delivery commitments. We believe we will continue to meet our production and delivery commitments. However, if we are unable to successfully mitigate disruptions to the availability of rare earth minerals, our future profits, margins and cash flows may be adversely affected.

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
Our international sales also could be adversely affected by actions taken by the U.S. Government, including the exercise of foreign policy, Congressional oversight or the financing of particular programs, that may alter the international demand for our products or that may prevent, restrict or otherwise impose conditions upon the sale and delivery of our products or the transfer of sensitive technology. For example, the U.S. Government has imposed certain sanctions on Türkish entities and persons, which has affected our ability to obtain certain U.S. export permits or authorizations necessary to perform under our existing contracts supporting the Türkish Utility Helicopter Program (TUHP), and could impact our work with Türkish industry and our opportunity for sales in Türkiye generally. See “Note 1 – Organization and Significant Accounting Policies” included in our Notes to Consolidated Financial Statements for more information on TUHP. Our inability to perform under, or compete for, contracts with international customers because of actions taken by the U.S. Government has resulted and may in the future result in our inability to recover our costs, incurrence of reach-forward losses, claims and contract terminations by these customers and suppliers, and limitations on our ability to pursue new business, which could have an adverse effect on our operating results.
Macroeconomic. Heightened levels of inflation and the potential worsening of macroeconomic conditions, including slower growth or recession, changes to fiscal and monetary policy, tighter credit, higher interest rates and currency fluctuations, present risks for us, our suppliers and the stability of the broader defense industrial base. If we are unable to successfully mitigate these impacts, our future profits, margins and cash flows, particularly for existing fixed-price contracts, may be adversely affected. Although we believe defense spending is more resilient to adverse macroeconomic conditions than many other industrial sectors, our suppliers and other partners, many of which are more exposed to commercial markets or have fewer resources, may be adversely impacted to a more significant degree than we are by an economic downturn. Such an impact could affect their performance and adversely impact our operations.

In addition, macroeconomic conditions could cause budgetary pressures for our government customers resulting in reductions or delays in spending, which could adversely impact our business. Higher interest rates increase the borrowing costs on new debt and could affect the fair value of our investments. Interest rates also impact our pension obligations. For example, higher interest rates reduce the measure of our gross pension obligations while lower interest rates increase it.

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
International sales present risks that are different and potentially greater than those encountered in our U.S. business. In 2025, 28% of our total sales were associated with international customers. International sales are subject to numerous political and economic factors, including changes in foreign national priorities, foreign government budgets, global economic conditions, and fluctuations in foreign currency exchange rates, the possibility of trade sanctions and other government actions, regulatory requirements, and significant competition, taxation, and other risks associated with doing business outside the U.S. Sales of military products and services and any associated industrial development (offset) agreements are subject to U.S. export regulations and foreign policy, and there could be significant delays or other issues in reaching definitive agreements for announced programs. See the Risk Factor “Geopolitical, macroeconomic and public health events and conditions could adversely affect our business, financial condition and operating results.” Competition for international sales is intense, including from international manufacturers whose governments sometimes provide research and development assistance, marketing subsidies and other assistance for their products and services.
Our international business is conducted through FMS contracted through the U.S. Government and by direct commercial sales (DCS) to international customers. FMS contracts with the U.S. Government are subject to the FAR and the DFARS. Because the U.S. Government functions as an intermediary in FMS sales, we are reliant on, and could be adversely impacted by, relations between the U.S. Government and the international customers and the capacity and speed of the DoW’s administration of requests from non-U.S. countries to convert requests to sales. In contrast, DCS transactions represent sales directly to international government customers and are subject to U.S. and foreign laws and regulations, including product testing, import-export control, technology transfer restrictions, investments, taxation, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act and other anti-corruption laws and regulations, and the anti-boycott provisions of the U.S. Export Control Reform Act of 2018. While we have extensive policies in place to comply with such laws and regulations, failure by us, our employees or others working on our behalf to comply with these laws and regulations could result in administrative, civil, or criminal liabilities, including suspension, debarment from bidding for or performing government contracts, or suspension of our export privileges, which could have a material adverse effect on us. We frequently team with international subcontractors and suppliers who also are exposed to similar risks.
We believe DCS transactions present a higher level of potential risks because they involve direct relationships with governmental contracting parties with which we typically have less familiarity. Additionally, international procurement and local country rules and regulations, contract laws and judicial systems differ from those in the U.S. and, in some cases, may be less predictable than those in the U.S., which could impair our ability to enforce contracts and increase the risk of adverse or unpredictable outcomes, including the possibility that certain matters that would be considered civil matters in the U.S. are treated as criminal matters in other countries.
In conjunction with defense procurements, some international customers require contractors to comply with industrial cooperation regulations, including entering into industrial participation, industrial development or localization agreements, sometimes referred to as offset agreements (also known as offset contracts), as a condition to obtaining orders for our products and services. These agreements generally extend over several years and obligate the contractor to perform certain commitments, which may include in-country purchases, technology transfers, local manufacturing support, consulting support to in-country projects, investments in joint ventures and financial support projects, and preference for local suppliers or subcontractors. The customer’s expectations in respect of the scope of offset commitments can be substantial, including high-value content, and may exceed existing local technical capability. Failure to meet these commitments, which can be subjective and outside of our control, may result in significant penalties, and could lead to a reduction in sales to a country. Furthermore, some of our existing offset agreements are dependent upon the successful operation of joint ventures that we do not control and involve products and services that are outside of our core business, which may increase the risk of breaching our obligations, exposing us to compliance risks of the joint venture, and impairing our ability to recover our investment. For more information on our industrial development obligations, including the notional value of our remaining industrial development obligations and potential penalties for non-compliance, see “Contractual Commitments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We may be unable to benefit fully from or adequately protect our intellectual property rights or use third-party intellectual property, which could negatively affect our business.
We own a substantial number of U.S. and foreign patents and trademarks related to the products and services we provide. In addition to owning a large portfolio of patents and trademarks, we develop and own other intellectual property, including copyrights, trade secrets and research, development and engineering know-how, which contribute significantly to our business. We also license intellectual property to and from third parties. The FAR and DFARS provide that the U.S. Government obtains certain rights in intellectual property, including patents, developed by us and our subcontractors and suppliers in performance of government contracts or with government funding. The U.S. Government may use, or may authorize others including competitors to use, such intellectual property. Non-U.S. governments also may have certain rights in patents and other intellectual property developed in performance of our contracts with these entities. The U.S. Government is pursuing aggressive positions on the acquisition of broad technical data and software packages as well as the scope and applicability of the rights in such technical data and software once acquired. The DoW is also implementing an overarching intellectual property acquisition policy that will require greater focus and planning as to intellectual property rights for its programs, with the potential impacts of this policy or any associated regulatory changes on future acquisitions yet to be determined. The DoW’s efforts could affect our ability to protect and exploit our intellectual property and to leverage supplier intellectual property, for example, if we are unable to obtain necessary licenses from our suppliers to meet government requirements. Additionally, third parties may assert that our products or services infringe their intellectual property rights, which could result in costly and time-consuming disputes, subject us to damages and injunctions and adversely affect our ability to compete and perform on certain contracts.
Our business and financial performance depends on us identifying, attracting and retaining a highly skilled workforce.
Our performance is dependent upon us identifying, attracting, developing, motivating and retaining a highly skilled workforce with the requisite skills in multiple areas including engineering, science, manufacturing, information technology, artificial intelligence, cybersecurity, business development and strategy and management. Due to the national security nature of our work, our performance is also dependent upon personnel who hold security clearances and receive substantial training to work on certain programs or tasks and can be difficult to replace on a timely basis if we experience unplanned attrition. The market for highly skilled workers and leaders in our industry as well as the market for individuals holding high-level security clearances is extremely competitive and not confined to our industry. For example, we compete with commercial technology companies outside of the aerospace and defense industry for qualified technical, cyber and scientific positions, which may not face the same type of cost pressures as a government contractor and which may be able to offer more flexible work arrangements given that certain of our employees must perform the majority of their work in a secure facility because of the need to access classified information. If we cannot adequately attract and retain personnel with the requisite skills or clearances in this competitive market, our performance and future prospects may be adversely affected.
We have implemented flexible work arrangements and a distributed workforce model, where portions of our workforce work remotely while others are required to be on-site in our facilities depending on, among other things, the nature of the job performed, business needs, and evolving circumstances. In conjunction with this, it is critical that we develop and train employees, hire new qualified personnel, and successfully manage the short and long-term development and transfer of critical knowledge and skills, including leadership development and succession planning throughout our business. While we have processes in place for management transition and the transfer of knowledge and skills, the loss of key personnel, coupled with an inability to adequately train other personnel, hire new personnel or transfer knowledge and skills, could significantly impact our ability to perform under our contracts, execute on new or growing programs and otherwise manage our business.
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
As an aerospace and defense company, we face a multitude of security threats, including cybersecurity threats ranging from attacks common to most industries, such as ransomware and denial-of-service, to attacks from more advanced and persistent, highly organized adversaries, including nation state actors, some of which target the U.S. defense industrial base and other critical infrastructure sectors. The sophistication of threats continues to evolve and grow, including the risk associated with the use of emerging technologies, such as artificial intelligence and quantum computing, for nefarious purposes. In addition to cybersecurity threats, we face threats to the security of our facilities and employees from terrorist acts, sabotage and other disruptions, any of which could adversely affect our business. The improper conduct of our employees or others working on our behalf who have access to export controlled, classified or other sensitive information could also adversely affect our business and reputation.
If we are unable to protect sensitive information, including by complying with evolving information security, data protection and privacy regulations and related disclosure requirements, our customers or governmental authorities could investigate the adequacy of our threat mitigation and detection processes and procedures and could bring actions against us for noncompliance with applicable laws and regulations. Moreover, depending on the severity of an incident, our customers’ data, our employees’ data, our intellectual property (including trade secrets and research, development and engineering know-how) and other third-party data (such as that of subcontractors, suppliers and vendors) could be compromised, which could adversely affect our business. Products and services we provide to customers also carry cybersecurity risks, including risks that they could be breached or fail to detect, prevent or combat attacks, which could result in losses to our customers and claims against us, and could harm our relationships with our customers and financial results.
Given the persistence, sophistication, volume and novelty of threats we face, we may not be successful in preventing or mitigating an attack that could have a material adverse effect on us and the costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. The national security aspects of our business and much of the data we protect increase and create different risks relative to other industries. National security considerations may also preclude us from, or cause us to delay, publicly disclosing a cybersecurity incident.

Our customers (including sites that we operate and manage for our customers), suppliers, subcontractors, joint venture partners and acquired entities that we do not fully integrate face similar security threats and an incident at one of these entities could adversely impact our business. These entities are typically outside our control and may have access to our information with varying levels of security and cybersecurity resources, expertise, safeguards and capabilities. Their relationships with government contractors, including us, may increase the risk that they are targeted by the same threats we face, however, they may not be as prepared for such threats. Adversaries actively seek to exploit security and cybersecurity weaknesses in our supply chain. Breaches in our multi-tiered supply chain, which is comprised of thousands of direct and indirect suppliers, have and could in the future compromise our data and adversely affect customer deliverables. We also must rely on our supply chain for adequately detecting and reporting cyber incidents, which could affect our ability to report or respond to cybersecurity incidents effectively or in a timely manner.
For information on our cybersecurity risk management, strategy and governance, see Item 1C. – Cybersecurity.
If we fail to successfully complete or manage acquisitions, divestitures, equity investments and other transactions or if acquired entities or equity investments fail to perform as expected, our financial results, business and future prospects could be harmed.
In pursuing our business strategy, we routinely conduct discussions, evaluate companies, and enter into agreements regarding possible acquisitions, joint ventures, other investments and divestitures. We seek to identify acquisition or investment opportunities that will expand or complement our existing products and services or customer base, at reasonable valuations. To be successful, we must conduct due diligence to identify valuation issues and potential loss contingencies or underlying risks, some of which are difficult to discover or assess prior to consummation of an acquisition or investment; negotiate transaction terms; complete and close complex transactions; integrate acquired companies and employees; and realize anticipated operating and other synergies efficiently and effectively. U.S. and international regulatory scrutiny of mergers and acquisitions has and could continue to limit our ability to execute certain transactions that we might otherwise pursue.
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

Risks Related to Significant Contingencies, Uncertainties and Estimates, including Pension, Taxes, Environmental and Litigation Costs
Pension funding requirements and costs are dependent on return on pension assets and other economic and actuarial assumptions which, if changed, may cause our future earnings and cash flow to fluctuate significantly and affect the affordability of our products and services.
Many of our employees and retirees participate in defined benefit pension plans. The impact of these plans on our earnings may be volatile in that the amount of expense or income we record may materially change from year to year because the calculations are sensitive to changes in several key economic assumptions, including interest rates and rates of return on plan assets, other actuarial assumptions including participant longevity (also known as mortality), as well as the timing of cash funding. Changes in these factors, including actual returns on plan assets, may also affect our plan funding, cash flows and stockholders’ equity. We could be required to make pension contributions earlier than and/or in excess of what was planned if our return on pension assets is less than our assumptions, which would reduce our free cash flow.
We have made substantial cash contributions to our plans as required by the Employee Retirement Income Security Act of 1974 (ERISA), as amended, and in accordance with U.S. Government Cost Accounting Standards (CAS), and expect to make future contributions as required or when deemed prudent. We generally can recover a significant portion of these contributions related to our plans as allowable costs on our U.S. Government contracts, including FMS. However, there can be differences between the time when we contribute cash to our plans under pension funding rules and when we recover pension costs under CAS, which can affect the timing of our cash flows. Our business segments’ results of operations include pension expense as calculated under CAS while our consolidated financial statements must present pension income or expense in accordance with U.S. GAAP Financial Accounting Standards (FAS); differences in these accounting rules may result in significant period adjustments referred to as our FAS/CAS pension adjustments. Additionally, because allowable pension costs are included in the price of our products and services, those costs can affect our affordability and competitiveness.

In recent years, we have taken actions intended to reduce the size of our defined benefit pension plans including pension transactions whereby we purchase group annuity contracts (GACs) from insurance companies using assets from the pension trust and transfer associated pension liabilities to the insurers. We expect to continue to evaluate such transactions in the future. Future transactions, depending on their size, could result in us making additional contributions to the pension trust and/or require us to recognize noncash settlement charges in earnings in the applicable reporting period.
For more information on how these factors could impact financial condition and results of operations, see “Critical Accounting Policies – Qualified Defined Benefit Pension Plans” in the MD&A and “Note 11 – Retirement Benefits” included in our Notes to Consolidated Financial Statements.
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
We have $11.3 billion of goodwill assets recorded on our consolidated balance sheet as of December 31, 2025 from previous acquisitions, which represents approximately 19% of our total assets. These goodwill assets are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in circumstances that indicate goodwill may be impaired. If we experience changes or factors arise that negatively affect the expected cash flows of a reporting unit, we may be required to write off all or a portion of the reporting unit’s related goodwill assets.
Actual financial results could differ from our judgments and estimates. See “Critical Accounting Policies” in the MD&A and Results of Operations and “Note 1 – Organization and Significant Accounting Policies” included in our Notes to Consolidated Financial Statements for a complete discussion of our significant accounting policies and use of estimates.

Changes in tax laws and regulations and interpretations or exposure to additional tax liabilities could adversely affect our financial results.
We are subject to income and other taxes in the U.S. and foreign jurisdictions. Changes in U.S. (federal or state) or foreign tax laws and regulations, or their interpretation and application, including those with retroactive effect, could result in increases in our tax expense and affect profitability and cash flows.
The amount of net deferred tax assets will change periodically based on several factors, including the measurement of our retirement benefit obligations, cash contributions to our retirement plans, change in the amount or reevaluation of uncertain tax positions, and future changes in tax laws. In addition, we are regularly under audit or examination by tax authorities, including foreign tax authorities. The final resolution of tax audits and any related administrative reviews or litigation could result in unanticipated increases in our tax expense and changes to the timing of required tax payments, which could affect profitability and cash flows for any particular reporting period. These increases or changes could have a material impact on financial condition and results of operations in such period.
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
We are subject to federal, state, local and foreign requirements for the protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. Due in part to the complexity and pervasiveness of these requirements, we are a party to or have property subject to various lawsuits, proceedings, and remediation obligations. These types of matters could result in fines, penalties, cost reimbursements or contributions, compensatory or treble damages or non-monetary sanctions or relief. We have incurred and will continue to incur liabilities for environmental remediation at some of our current and former facilities and at third-party-owned sites where we have been designated a potentially responsible party as a result of our historical activities and those of our predecessor companies. Environmental remediation activities usually span many years, and the extent of financial exposure can be difficult to estimate. Among the variables management must assess in evaluating costs associated with these cases and remediation sites are the status of site assessment, extent of the contamination, impacts on natural resources, changing cost estimates, evolution of technologies used to remediate the site, continually evolving environmental standards, availability of insurance coverage and indemnification under existing agreements and cost allowability issues, including varying efforts by the U.S. Government to limit allowability of our costs in resolving liability at third-party-owned sites. Our environmental remediation related liabilities also could increase significantly because of acquisitions, stricter remediation standards for existing or newly regulated substances, changes in the interpretation or enforcement of existing laws and regulations, or the discovery of previously unknown or more extensive contamination. For information regarding these matters, including current estimates of the amounts that we believe are required for environmental remediation to the extent probable and estimable, see “Note 14 – Legal Proceedings, Commitments and Contingencies” included in our Notes to Consolidated Financial Statements.
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
The increasing global regulatory focus on greenhouse gas (GHG) emissions and their potential impacts relating to climate change could result in laws, regulations or policies that significantly increase our direct and indirect operational and compliance burdens, which could adversely affect our financial condition and results of operations. These laws, regulations or policies could take many forms, including carbon taxes, cap and trade regimes, increased efficiency standards, GHG reduction commitments, incentives or mandates for particular types of energy, disclosure requirements or changes in procurement laws. Changes in government procurement laws that mandate or take into account climate change considerations, such as the contractor’s GHG emissions, GHG emission reduction targets, lower emission products or other climate risks, in evaluating bids could result in costly changes to our operations or affect our competitiveness on future bids, or our ability to bid at all. In addition to incurring direct costs to implement any climate-change related laws, regulations or policies, we may see indirect costs rise, such as increased energy or material costs, as a result of policies affecting other sectors of the economy. Although most of these increased costs likely would be recoverable through pricing, to the extent that the increase in our costs as a result of these policies are greater than our competitors, we may be less competitive on future bids or the total increased cost in our industry’s products and services could result in lower demand from our customers. We monitor developments in climate change-related laws, regulations and policies for their potential effect on us. In addition, climate change-related litigation and investigations have increased in recent years and any claims or investigations against us could be costly to defend and our business could be adversely affected by the outcome.
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
Risks Related to Ownership of our Common Stock
There can be no assurance that we will continue to pay or increase our dividend or to repurchase shares of our common stock.
Cash dividend payments and share repurchases are subject to limitations under applicable laws and the discretion of our Board of Directors and are determined after considering then-existing conditions, including earnings, other operating results and capital requirements and cash deployment alternatives. Dividend payments and share repurchases may also be impacted by the implementation of presidential executive orders. Our payment of dividends and execution of share repurchases could vary from historical practices or our stated expectations. Decreases in asset values or increases in liabilities, including liabilities associated with employee benefit plans and assets and liabilities associated with taxes, can reduce net earnings and stockholders’ equity. Under certain circumstances, a deficit in stockholders’ equity could limit our ability to pay dividends and make share repurchases under Maryland state law in the future. In addition, the timing and amount of share repurchases under Board of Directors approved share repurchase plans may differ from stated expectations and is within the discretion of management and will depend on many factors, including our ability to generate sufficient cash flows from operations in the future or to borrow money from available financing sources, our results of operations, capital requirements, applicable law and the applicability of presidential executive orders.
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
Our corporate information security organization has implemented a governance structure and processes to assess, identify, manage and report cybersecurity risks. We also have a corporate-wide counterintelligence and insider threat detection program to proactively identify external and internal threats and mitigate those threats in a timely manner. As a defense contractor, we must comply with extensive regulations, including requirements imposed by the DFARS related to adequately safeguarding controlled unclassified information (CUI) and reporting cybersecurity incidents to the DoW. We have implemented cybersecurity policies and frameworks based on industry and governmental standards to align closely with DoW requirements, instructions and guidance. Moreover, we continue to work with the DoW on assessing cybersecurity risk and on policies and practices aimed at mitigating these risks. For example, we have worked in collaboration with the other members of the defense industrial base to support DoW’s development of the Cybersecurity Maturity Model Certification (CMMC) program, DoW’s program to ensure members of the defense industrial base meet cybersecurity requirements for handling CUI and federal contract information. In November 2025, we submitted our initial CMMC certification as required by the program. In addition to following DoW guidance and implementing pre-existing third party frameworks, we have developed our own practices and frameworks, which we believe enhance our ability to identify and manage cybersecurity risks. For example, we use a proactive risk management strategy that we developed and implemented called the Intelligence Driven Defense® model that seeks to identify and prevent cybersecurity incidents by understanding the nature of adversaries and using this information to minimize the impact of an attack.
The effectiveness of our security controls are validated by external third parties, including an independent audit agency to maintain our ISO 27001 certification. Whether through independent audits or consulting on best practices, we continuously evaluate both the design and operational effectiveness of security controls. We also share and receive threat intelligence with our defense industrial base peers, government agencies, information sharing and analysis centers and cybersecurity associations.
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

Governance
The Board of Directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Senior leadership, including our Chief Information Security Officer (CISO), report to the Board of Directors on our cybersecurity and information security posture at least annually and the Board of Directors is apprised of cybersecurity incidents deemed to have a moderate or higher business impact, even if immaterial to us. The Classified Business and Security Committee of the Board of Directors is briefed by senior leadership, as appropriate, on the cybersecurity of classified programs and the security of our classified business supply chain. Other than oversight of classified business cybersecurity, the full Board retains oversight of cybersecurity because of its importance to Lockheed Martin and the heightened risk in the aerospace and defense industry. In the event of an incident, we intend to follow our detailed incident response playbook, which outlines the steps to be followed from incident detection to mitigation, recovery and notification, including notifying functional areas (e.g., legal), as well as senior leadership, the Board, and regulators, as appropriate.
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
ITEM 2.    Properties
At December 31, 2025, we owned or leased building space (including offices, manufacturing plants, warehouses, service centers, laboratories and other facilities) at 333 locations primarily in the U.S. Additionally, we manage or occupy 9 government-owned facilities under lease and other arrangements. At December 31, 2025, we had significant operations in the following locations:
•Aeronautics - Palmdale, California; Marietta, Georgia; Greenville, South Carolina; and Fort Worth, Texas.
•Missiles and Fire Control - Troy, Alabama; Camden, Arkansas; Ocala and Orlando, Florida; Lexington, Kentucky; and Grand Prairie, Texas
•Rotary and Mission Systems - Stratford, Connecticut; Orlando, Florida; Moorestown/Mt. Laurel, New Jersey; Owego and Syracuse, New York; Manassas, Virginia; and Mielec, Poland.
•Space - Huntsville, Alabama; Sunnyvale, California; Denver, Colorado; Cape Canaveral, Florida; and Valley Forge, Pennsylvania.
•Corporate activities - Bethesda, Maryland.

The following is a summary of our square feet of floor space owned, leased, or utilized by business segment at December 31, 2025 (in millions):

	Owned	Leased	Government- Owned	Total
Aeronautics	5.1	2.8	14.7	22.6
Missiles and Fire Control	7.8	2.4	2.0	12.2
Rotary and Mission Systems	10.5	4.7	0.2	15.4
Space	9.5	3.3	0.1	12.9
Corporate activities	2.5	0.9	—	3.4
Total	35.4	14.1	17.0	66.5
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
For information regarding the matters discussed above, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Note 14 – Legal Proceedings, Commitments and Contingencies” included in our Notes to Consolidated Financial Statements, which are incorporated herein by reference.
ITEM 4.    Mine Safety Disclosures
Not applicable.
Information about our Executive Officers
Our executive officers as of January 29, 2026 are listed below, with their ages on that date, positions and offices currently held, and principal occupation and business experience during at least the last five years. There are no family relationships among any of our executive officers and directors. All executive officers serve at the discretion of the Board of Directors.
Timothy S. Cahill (age 60), President – Missiles and Fire Control
Mr. Cahill has served as President for the Missiles and Fire Control (MFC) business segment since November 2022. Mr. Cahill previously served as Senior Vice President Global Business Development & Strategy (GBD&S) from March 2021 to October 2022. Prior to that, Mr. Cahill served as Senior Vice President Lockheed Martin International from October 2019 to March 2021.

Stephanie C. Hill (age 61), President – Rotary and Mission Systems
Ms. Hill has served as President for the Rotary and Mission Systems (RMS) business segment since June 2020. She previously served as Senior Vice President, Enterprise Business Transformation from June 2019 to June 2020.
Robert M. Lightfoot, Jr. (age 62), President – Space
Mr. Lightfoot has served as President for the Space business segment since January 2022. He previously served as Vice President, Operations for the Space business segment from June 2021 to December 2021. Prior to that, he served as Vice President, Strategy and Business Development for Space from May 2019 to June 2021.

Kevin J. O’Connor (age 58), Senior Vice President, General Counsel and Corporate Secretary

Mr. O’Connor has served as Senior Vice President, General Counsel and Corporate Secretary since January 2025. Prior to joining Lockheed Martin Corporation he served as the Senior Vice President and Chief Legal Officer of Carrier Corporation from January 2020 until January 2025.
H. Edward Paul, III (age 50), Vice President and Controller
Mr. Paul has served as Vice President and Controller since June 2022. Previously, he served as Vice President, Accounting from March 2015 to June 2022.
Maria A. Ricciardone (age 50), Vice President, Treasurer and Investor Relations
Ms. Ricciardone has served as Vice President, Treasurer and Investor Relations since January 2024. She previously served as Vice President, Investor Relations from October 2022 to December 2023. Prior to joining Lockheed Martin Corporation in October 2022, she served as Vice President, Finance – FP&A and Global Components of Arrow Electronics from June 2019 to October 2022. Prior to that, she served as Treasurer and Vice President, Strategy and Investor Relations for Hubbell Incorporated from January 2016 to June 2019.
Evan T. Scott (age 48), Chief Financial Officer
Mr. Scott has served as Chief Financial Officer since April 2025. He previously served as Vice President and Chief Financial Officer of the Missiles and Fire Control (MFC) business segment from January 2024 to April 2025. Prior to that, Mr. Scott was Vice President and Treasurer from June 2022 through December 2023, and Vice President, Finance and Business Operations of the Space business segment from March 2019 to August 2021.

Frank A. St. John (age 59), Chief Operating Officer
Mr. St. John has served as Chief Operating Officer since June 2020. He previously served as Executive Vice President for RMS from August 2019 to June 2020.
James D. Taiclet (age 65), Chairman, President and Chief Executive Officer
Mr. Taiclet has served as Chairman since March 2021 and as President and Chief Executive Officer (CEO) of Lockheed Martin Corporation since June 2020. He has served on the Lockheed Martin Corporation Board of Directors since January 2018.

Gregory M. Ulmer (age 61), President – Aeronautics
Mr. Ulmer has served as President for the Aeronautics business segment since February 2021. He previously served as Vice President and General Manager, F-35 Lightning II Program from March 2018 to January 2021.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
At January 26, 2026, we had 20,822 holders of record of our common stock, par value $1 per share. Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol LMT.
Stockholder Return Performance Graph
The following graph compares the total return on a cumulative basis through December 31, 2025, assuming reinvestment of dividends, of $100 invested in Lockheed Martin common stock as of market close on December 31, 2020 to the Standard and Poor’s (S&P) 500 Index and the S&P Aerospace & Defense Index.

250
200
150
100
50
0
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24
Dec-24
Mar-25
Jun-25
Sep-25
Dec-25
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

Purchases of Equity Securities
There were no sales of unregistered equity securities during the quarter ended December 31, 2025.
The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended December 31, 2025.

Period (a)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
				(in millions)
September 29, 2025 – October 26, 2025 (c)	82,681	$488.29	81,913	$9,033
October 27, 2025 – November 30, 2025 (c)	62,123	$488.43	61,415	$9,003
December 1, 2025 – December 31, 2025 (c)	1,441,683	$474.26	1,432,865	$8,324
Total (c)	1,586,487	$475.55	1,576,193
(a)We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, September 29, 2025 was the first day of our October 2025 fiscal month.
(b)In 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. From time to time, our Board of Directors authorizes increases to our share repurchase program. In October 2025, the Board of Directors authorized an increase to the program by $2.0 billion. The total remaining authorization for future common share repurchases under our share repurchase program was $8.3 billion as of December 31, 2025. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. This includes purchases pursuant to Rule 10b5-1 plans, including accelerated share repurchases. The program does not have an expiration date, and may be amended or terminated by the Board of Directors at any time.
(c)During the fourth quarter of 2025, the total number of shares purchased included 10,294 shares that were transferred to us by employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the share repurchase program described above.

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
The MD&A generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results or Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on January 28, 2025.
Business Overview
We are a global aerospace and defense technology company that builds and sustains the solutions America and its allies need to deter conflict and advance national security and scientific exploration objectives. Our four business areas – Aeronautics, Missiles and Fire Control, Rotary and Mission Systems, and Space – work as one company offering integrated solutions, at scale, across all warfighting domains. Our defense, space, intelligence, homeland security, information technology, and cybersecurity capabilities serve U.S. and international customers in defense, civil and commercial applications. Our principal customers are agencies of the U.S. Government and allies. In 2025, 72% of our $75.0 billion in sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 63% from the Department of War (DoW), also known as the Department of Defense under 10 U.S.C. § 111(a)) and 28% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government).
We operate in four business segments: Aeronautics, Missiles and Fire Control (MFC), Rotary and Mission Systems (RMS) and Space. We organize our business segments based on the nature of the products and services offered.
Recent regional conflicts have demonstrated the integral role Lockheed Martin products play in protecting people, and we are rapidly transforming our business to meet increased demand. We are expanding production capacity to continue delivering at scale, and we are harnessing leading-edge technologies like artificial intelligence and autonomy, open-architecture systems, and advanced networking to make defense forces more agile, adaptive and unpredictable. Our goal is to deliver overwhelming capability and value – quickly, at the needed quantities and with the greatest effectiveness – to enable overmatch and strengthen deterrence today and into the future.
We achieve this by developing and investing in differentiating technologies, forging strategic partnerships, including with commercial companies, executing on our multi-year business transformation initiative, maintaining fiscal discipline, and continuing to cultivate the greatest aerospace and defense workforce talent and culture in the world. We invest substantially in our people to ensure that our people have the technical skills necessary to succeed, and we expect to continue to invest internally in innovative technologies that address rapidly evolving mission requirements for our customers. We also will continue to evaluate our organizational structure and portfolio and will make strategic changes, acquisitions or divestitures, as appropriate, while deepening our connection to commercial industry through cooperative partnerships, joint ventures and equity investments.
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
As previously disclosed, during the second quarter of 2025, we paid $360 million, in cash, for the acquisition of Amentum’s Rapid Solutions business (Rapid Solutions). This acquisition integrates Rapid Solutions’ advanced space and airborne mission capabilities, including intelligence, surveillance and reconnaissance technologies, into Lockheed Martin’s portfolio. Rapid Solutions operates within our Space business segment and the financial results have been included within our operating results in the period post-acquisition. See “Note 1 – Organization and Significant Accounting Policies” included in our Notes to Consolidated Financial Statements for further information regarding the acquisition of Rapid Solutions.
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
Recent Developments in Trade and Regulatory Policies
Certain materials and component parts that go into making our products are imported into the U.S. and are subject to tariffs, sanctions, embargoes, export and import controls, and other trade restrictions. The U.S. Government has increased, expanded, or imposed new tariffs on goods imported from various countries. We also export certain products to other countries, and several countries have increased or imposed additional tariffs in response to U.S. tariffs. The tariff environment has been dynamic in 2025, with changes occurring on an ongoing basis, and it is possible that additional developments will occur in the future, including as a result of negotiations between the U.S. and trade partners and legal challenges to the tariffs. Tariffs that have been enacted or expanded by the U.S. or other countries had an impact of approximately $485 million on our cash flows during the year ended December 31, 2025. However, we expect a substantial portion of this impact to be recoverable over time. We are closely monitoring the situation and evaluating the potential future impacts of the imposition of the announced tariffs to our business and financial condition. We are pursuing available options to fully or substantially mitigate the impact of the increased tariffs or any future tariffs, including seeking exclusions, through drawbacks, refunds, recovering the costs in the pricing of our products, or securing alternative sources of materials or products. However, these actions may not be successful in fully or substantially mitigating the impact of tariffs, and, even if successful, there could continue to be a near-term volatility in cash flows due to the timing of when tariffs are paid compared to when such costs may be refunded or recovered. Additionally, a substantial amount of our imports qualify for duty-free entry. At this time, excluding the near-term cash flow impact, we do not believe that the tariffs announced by the U.S. or actions taken in response to these tariffs by other countries will have a material adverse effect upon our results of operations or financial condition over the long term.
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

In addition, recent government actions relating to rare earth minerals that are used in certain of our products have raised concerns about supply availability. We are monitoring the rare earth minerals supply chain and maintaining active engagement with our suppliers as the regulatory landscape evolves. If we are unable to successfully mitigate disruptions to the availability of rare earth minerals, our future profits, margins and cash flows may be adversely affected.
See Item 1A - Risk Factors for additional risks to the company related to the geopolitical and economic environment.
U.S. Government Budget Environment
Our primary customer is the U.S. Government, from which we derived 72% of our sales in 2025, including 63% from the DoW. Funding for U.S. Government programs is subject to a variety of factors that can affect our business, including the Administration’s budget requests and procurement priorities and policies, annual congressional budget authorization and appropriation processes, and other U.S. Government domestic and international priorities. U.S. Government spending levels, particularly defense spending, and timely funding thereof can affect our financial performance over the short and long term.
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
The National Defense Authorization Act (NDAA) for FY2026 was signed into law on December 18, 2025. This legislation authorizes $901 billion for Defense which includes an $8 billion increase over the President’s DoW Budget Request. On November 12, 2025, the President signed into law a Continuing Resolution funding the DoW through January 30, 2026. On January 20, 2026, Congress unveiled its final Appropriations package, which includes the Defense Appropriations Act conference report. This legislation provides $839.2 billion in funding for the DoW representing an $8.4 billion increase over the topline in the President’s DoW Budget Request. Congress is working to pass this bill prior to the expiration of the Continuing Resolution on January 30, 2026, but it is possible a short continuing resolution may be needed before final passage.
Despite the Administration indicating their desire for a significant increase in defense spending in FY2027, we anticipate the federal budget, additional potential tax law changes, and regulatory environment will continue to be subject to debate and compromise shaped by, among other things, the Administration and Congress, heightened political tensions, the global security environment, inflationary pressures, and macroeconomic conditions. The result may be shifting funding priorities, which could have material impacts on defense spending broadly and our programs. Additionally, the Administration continues to take steps to evaluate government-wide and defense-specific staffing and procurement, which includes assessing mission priorities, procurement methods, program performance, and other factors and then potentially taking action based on those assessments. Those actions remain uncertain and could result in impacts to both our current and future business prospects and financial performance.
International Business
A key component of our strategic plan is to grow our international sales. To accomplish this growth, we continue to focus on strengthening our relationships internationally through partnerships and joint technology efforts. Our international business is conducted either by FMS contracted through the U.S. Government or by direct commercial sales (DCS) to international government customers. In 2025, approximately 77% of our sales to international customers were FMS and about 23% were DCS. Additionally, in 2025, substantially all of our sales from international customers were in our Aeronautics, MFC and RMS business segments. Space’s sales from international customers were not material in 2025. See Item 1A - Risk Factors for a discussion of risks related to international sales.
In 2025, international customers accounted for 36% of Aeronautics’ sales. There continues to be strong international interest in the F-35 program, which includes commitments from the U.S. Government and seven international partner countries and twelve FMS customers, as well as expressions of interest from other countries. The U.S. Government and the partner countries continue to work together on the design, testing, production and sustainment of the F-35 program. Other areas of international expansion at our Aeronautics business segment include the F-16 and C-130J programs, which continue to draw interest from international customers for new aircraft.
In 2025, international customers accounted for 29% of MFC’s sales. Our MFC business segment continues to generate significant international interest, most notably in the air and missile defense product line, which produces the PAC-3 and Terminal High Altitude Area Defense (THAAD) systems. Seventeen nations have chosen PAC-3 Cost Reduction Initiative (CRI) and PAC-3 Missile Segment Enhancement (MSE) to provide missile defense capabilities. Additionally, we continue to see international demand for our tactical and strike missile products and fire control systems, where we received orders for precision fire systems, Hellfire, and for Joint Air-to-Surface Standoff Missile (JASSM) from multiple nations, and for our Apache fire control system from Poland.

In 2025, international customers accounted for 34% of RMS’ sales. Our RMS business segment continues to experience international interest in the Aegis Ballistic Missile Defense System (Aegis) for which we perform activities in the development, production, modernization, ship integration, test and lifetime support for ships of international customers such as Japan, Spain, the Republic of Korea and Australia. We have combat systems programs associated with different classes of surface combatant ships from customers in Canada and Germany. Our Multi-Mission Surface Combatant (MMSC) program will provide surface combatant ships for international customers, such as the Kingdom of Saudi Arabia, designed to operate in shallow waters and the open ocean. In our training, logistics and simulation portfolio, we have active programs and pursuits in the United Kingdom, Singapore, Australia, Germany, Japan, New Zealand, Republic of Korea and France. We continue to draw interest from international customers for radar systems, where we have received recent orders from Denmark, Sweden and Singapore. We have active development, production and sustainment support of the S-70 Black Hawk and MH-60 Seahawk helicopters to international customers, including India, Philippines, Australia, the Republic of Korea, Thailand, the Kingdom of Saudi Arabia, Japan, and Greece. Commercial aircraft are sold to international customers to support search and rescue missions as well as VIP and offshore oil and gas transportation.
Backlog
At December 31, 2025, our backlog was $193.6 billion compared to $176.0 billion at December 31, 2024. Backlog is converted into sales in future periods as work is performed or deliveries are made. We expect to recognize approximately 37% of our backlog over the next 12 months and a total of approximately 60% over the next 24 months as revenue, with the remainder recognized thereafter.
Our backlog includes both funded (firm orders for our products and services for which funding has been both authorized and appropriated by the customer) and unfunded (firm orders for which funding has not been appropriated) amounts. We do not include unexercised options or potential orders under indefinite-delivery, indefinite-quantity (IDIQ) agreements in our backlog. If any of our contracts with firm orders were to be terminated, our backlog would be reduced by the expected value of the unfilled orders of such contracts. Funded backlog was $120.2 billion at December 31, 2025, as compared to $107.8 billion at December 31, 2024. For backlog related to each of our business segments, see below.
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

	2025	2024	2023
Sales	$75,048	$71,043	$67,571
Operating costs and expenses	(67,429)	(64,113)	(59,092)
Gross profit	7,619	6,930	8,479
Other income, net	112	83	28
Operating profit	7,731	7,013	8,507
Interest expense	(1,118)	(1,036)	(916)
Non-service FAS pension (expense) income	(874)	62	443
Other non-operating income, net	183	181	64
Earnings before income taxes	5,922	6,220	8,098
Income tax expense	(905)	(884)	(1,178)
Net earnings	$5,017	$5,336	$6,920
Diluted earnings per common share	$21.49	$22.31	$27.55

Certain amounts reported in other income, net, including our share of earnings or losses from equity method investees, are included in the operating profit of our business segments. Accordingly, such amounts are included in the discussion of our business segment results of operations.

Sales
We generate sales from the delivery of products and services to our customers. Our consolidated sales were as follows (in millions):

	2025	2024	2023
Products	$62,654	$59,277	$56,265
% of total sales	83.5%	83.4%	83.3%
Services	12,394	11,766	11,306
% of total sales	16.5%	16.6%	16.7%
Total sales	$75,048	$71,043	$67,571
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
Product Sales
Product sales increased $3.4 billion, or 6%, in 2025 as compared to 2024. The increase was primarily attributable to higher product sales of approximately $1.7 billion at MFC, $1.0 billion at Aeronautics, and $475 million at Space. Higher product sales at MFC were due to production ramp-up on Joint Air-to-Surface Standoff Missile (JASSM), Long Range Anti-Ship Missile (LRASM) and precision fires programs. Higher product sales at Aeronautics were due to higher volume on F-35 production contracts, partially offset by the unfavorable cumulative adjustment to sales driven by recognizing a reach-forward loss on a classified contract in the second quarter of 2025. Higher product sales at Space were due to higher volume on Fleet Ballistic Missile (FBM), Next Generation Interceptor (NGI) and Orion programs, partially offset by the impact of program lifecycle in the OPIR mission.
Service Sales
Service sales increased $628 million, or 5%, in 2025 as compared to 2024. The increase in service sales was primarily due to higher sales of approximately $620 million at Aeronautics as a result of higher volume on F-35 sustainment contracts.
Operating Costs and Expenses
Operating costs and expenses, for both products and services, consist of materials, labor, subcontracting costs and an allocation of indirect costs (overhead and general and administrative), as well as the costs to fulfill our industrial cooperation agreements, sometimes referred to as offset agreements, required under certain contracts with international customers. For each of our contracts, we monitor the nature and amount of costs at the contract level, which form the basis for estimating our total costs to complete the contract. Our consolidated operating costs and expenses was as follows (in millions):

	2025	2024	2023
Operating costs and expenses – products	$(57,020)	$(54,852)	$(50,206)
% of product sales	91.0%	92.5%	89.2%
Operating costs and expenses – services	(11,339)	(10,217)	(10,027)
% of service sales	91.5%	86.8%	88.7%
Impairment and other charges	(66)	(87)	(92)
Other unallocated, net	996	1,043	1,233
Total operating costs and expenses	$(67,429)	$(64,113)	$(59,092)
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

Product Costs
Product costs increased $2.2 billion, or 4%, in 2025 as compared to 2024. The increase was primarily attributable to higher product costs of approximately $1.5 billion at Aeronautics, $285 million at Space and $225 million at RMS. Higher product costs at Aeronautics were due to higher volume and the impact of recognizing a reach-forward loss on a classified contract previously described in “Product Sales”. Higher product costs at Space were due to higher volume, partially offset by the impact of program lifecycle previously described in “Product Sales”. Higher product costs at RMS were due to higher production volume on Black Hawk programs and the impact of recognizing reach-forward losses on TUHP in the second quarter of 2025, partially offset by lower production volume on Seahawk programs.
Service Costs
Service costs increased approximately $1.1 billion, or 11%, in 2025 as compared to 2024. The increase was primarily attributable to higher service costs of approximately $540 million at Aeronautics and $425 million at RMS. Higher service costs at Aeronautics were due to higher volume as described above in “Service Sales”. Higher service costs at RMS were due to the impact of recognizing a reach-forward loss on Canadian Maritime Helicopter Program (CMHP) as previously described.
Impairment and Other Charges
We recorded charges totaling $66 million ($52 million, or $0.22 per share, after-tax) in 2025 and $87 million ($69 million, or $0.29 per share, after-tax) in 2024. See “Note 16 – Impairment and Other Charges” included in our Notes to Consolidated Financial Statements for additional information.
Other Unallocated, Net
Other unallocated, net primarily includes the FAS/CAS pension operating adjustment (which represents the difference between total CAS pension cost recorded in our business segments’ results of operations and the service cost component of FAS pension (expense) income), stock-based compensation expense, changes in the fair value of assets and liabilities for deferred compensation plans, intangible asset amortization expense and other corporate costs. These items are not allocated to the business segments and, therefore, are not allocated to operating costs and expenses for products or services. Other unallocated, net reduced operating expenses by $996 million and $1.0 billion in 2025 and 2024. The fluctuations in other unallocated, net for all periods were due to costs associated with various corporate items, none of which were individually significant.
Other Income, Net
Other income, net in 2025 was $112 million, compared to $83 million in 2024. Other income, net primarily includes earnings generated by equity method investees, as well as gains or losses for acquisitions, divestitures, and other items, none of which are individually significant. The increase in other income, net in 2025 resulted primarily from an intellectual property license arrangement and the Commercial Engine Solutions divestiture net working capital true-up.
Interest Expense
Interest expense in 2025 was $1.1 billion, compared to $1.0 billion in 2024. The increase in interest expense in 2025 resulted primarily from issuance of senior unsecured notes in July 2025 and December 2024 and a higher intra-period outstanding balance of commercial paper. See “Capital Structure, Resources and Other” included within the “Liquidity and Cash Flows” discussion below and “Note 10 – Debt” included in our Notes to Consolidated Financial Statements for a discussion of our debt.
Non-Service FAS Pension (Expense) Income
Non-service FAS pension expense in 2025 was $874 million, compared to non-service FAS pension income of $62 million in 2024. Non-service FAS pension expense in 2025 includes a noncash, non-operating pension settlement charge of $479 million ($377 million, or $1.63 per share, after-tax) in connection with the transfer of $943 million of our gross defined benefit pension obligations and related plan assets to insurance companies in December 2025. Additionally, the increase in expense was primarily due to higher prior service cost amortization and a reduced asset base. See “Note 11 – Retirement Benefits” for more information.

Other Non-operating Income (Expense), Net
Other non-operating income, net primarily includes gains or losses related to adjustments in valuation of early-stage company investments or gains or losses upon the sale of these investments and interest income earned on cash and cash equivalents. Other non-operating income, net in 2025 was $183 million, compared to $181 million in 2024. See “Note 1 – Organization and Significant Accounting Policies” included in our Notes to Consolidated Financial Statements for additional information.
Income Tax Expense
Our effective income tax rate was 15.3% for 2025 and 14.2% for 2024. The higher effective income tax rate in 2025 was attributable to the One Big Beautiful Bill Act (the Tax Act) primarily driven by lower tax deductions for foreign derived intangible income partially offset by the favorable resolution of certain federal income tax audit items with the Internal Revenue Service (IRS). The rates for all periods benefited from research and development tax credits, dividends paid to our defined contribution plans with an employee stock ownership plan feature, tax deductions for foreign derived intangible income and employee equity awards.
On July 4, 2025, the President signed into law the Tax Act. Key provisions include the permanent reinstatement of immediate expensing for domestic research expenditures, the restoration of full expensing for qualified machinery, equipment and other short-lived assets, and several modifications to existing international tax provisions.
Changes in U.S. (federal or state) or foreign tax laws and regulations, or their interpretation and application (including those with retroactive effect), could significantly impact our provision for income taxes, the amount of taxes payable, our deferred tax asset and liability balances, and stockholders’ equity. In addition to future changes in tax laws, the amount of net deferred tax assets will change periodically based on several factors, including the measurement of our retirement benefit obligations, actual cash contributions to our retirement benefit plans and the change in the amount or reevaluation of uncertain tax positions.
During the second quarter of 2025, the IRS issued a Notice of Proposed Adjustment (NOPA) for 2018‑2020. The proposed adjustments stemmed from a tax‑accounting method change that was adopted in 2018 in connection with our ASC 606 implementation and the 2017 Tax Cuts and Jobs Act. This matter was resolved in the fourth quarter of 2025, and the corresponding uncertain tax position, along with any accrued interest and penalties, recorded in the second and third quarters of 2025 was removed from our December 31, 2025 balance. Also, during the fourth quarter of 2025, we entered into an agreed Revenue Agent Report (RAR) for the 2018-2022 federal income tax returns, resolving the remaining open federal income tax audit issues for those years.
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
The Organisation for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenue and profits above certain thresholds (referred to as Pillar 2). Although the U.S. has not enacted legislation to implement Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. The OECD issued new administrative guidance on January 5, 2026, with respect to Pillar 2 which modifies key aspects of the framework for countries to enact in their own laws. This new guidance reaffirms we do not expect Pillar 2 to have a material impact on our effective tax rate or our results of operation and financial position.
Net Earnings
We reported net earnings of $5.0 billion ($21.49 per share) in 2025 and $5.3 billion ($22.31 per share) in 2024. Net earnings and earnings per share in 2025 were affected by the factors mentioned above. Earnings per share also benefited from a net decrease of approximately 5.7 million weighted average common shares outstanding in 2025 compared to 2024. The reduction in weighted average common shares outstanding was a result of share repurchases, partially offset by share issuance under our stock-based awards and certain defined contribution plans.

Business Segment Results of Operations
We operate in four business segments: Aeronautics, MFC, RMS and Space. We organize our business segments based on the nature of products and services offered.
Sales and operating profit of our business segments exclude intersegment sales, operating costs and expenses and profit as these activities are eliminated in consolidation and thus are not included in management’s evaluation of performance of each segment. Business segment operating profit includes our share of earnings or losses from equity method investees as the operating activities of the equity method investees are closely aligned with the operations of our business segments.
Business segment operating profit excludes the FAS/CAS pension operating adjustment (see “Note 3 – Information on Business Segments”), a portion of corporate costs not considered allowable or allocable to contracts with the U.S. Government under the applicable U.S. Government Cost Accounting Standards (CAS) or portions of the Federal Acquisition Regulation (FAR), and other items not considered part of management’s evaluation of segment operating performance. See “Note 1 – Organization and Significant Accounting Policies” for a discussion related to certain factors that may impact the comparability of sales and operating profit of our business segments.
Sales, operating costs and expenses and operating profit for each of our business segments were as follows (in millions):

	2025	2024	2023
Sales
Aeronautics	$30,257	$28,618	$27,474
Missiles and Fire Control	14,450	12,682	11,253
Rotary and Mission Systems	17,312	17,264	16,239
Space	13,029	12,479	12,605
Total sales	$75,048	$71,043	$67,571
Operating profit
Aeronautics	$2,086	$2,523	$2,825
Missiles and Fire Control	1,989	413	1,541
Rotary and Mission Systems	1,323	1,921	1,865
Space	1,345	1,226	1,158
Total business segment operating profit	6,743	6,083	7,389
Unallocated items
FAS/CAS pension operating adjustment	1,518	1,624	1,660
Intangible asset amortization expense	(254)	(247)	(247)
Impairment and other charges	(66)	(87)	(92)
Other, net	(210)	(360)	(203)
Total unallocated, net	988	930	1,118
Total consolidated operating profit	$7,731	$7,013	$8,507
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

The following table presents the effect of our consolidated net profit booking rate adjustments on segment operating profit (loss) (in millions):

	2025	2024	2023
Aeronautics	$(495)	$90	$465
Missiles and Fire Control	500	(805)	375
Rotary and Mission Systems	(300)	310	465
Space	370	225	280
Total net adjustments to segment operating profit	$75	$(180)	$1,585
Our consolidated net profit booking rate adjustments increased segment operating profit by approximately $75 million in 2025 and decreased segment operating profit by $180 million in 2024. The impact in 2025 includes reach-forward losses of $950 million on an ongoing classified program at our Aeronautics business segment, $570 million on Canadian Maritime Helicopter Program (CMHP) and $95 million on Türkish Utility Helicopter Program (TUHP) at our RMS business segment, and $140 million of unfavorable profit adjustments on C-130 program at our Aeronautics business segment. In addition to these losses and unfavorable profit adjustments, we also recorded $130 million of favorable adjustments upon completion on certain commercial civil space programs at Space, and $90 million favorable adjustments upon completion of a classified program at Aeronautics. The impact in 2024 includes reach-forward losses of $555 million on a classified program at our Aeronautics business segment, reach-forward losses of $1.4 billion recognized on a classified program at our MFC business segment and $155 million of favorable profit rate adjustments following the resolution of a long-standing claim associated with a completed C-5 Galaxy aircraft contract at our Aeronautics business segment. See the discussions under “Revenue Recognition” in “Note 1 – Organization and Significant Accounting Policies” included in our Notes to Consolidated Financial Statements for more information.
With respect to the classified program at our Aeronautics business segment, we continue to monitor this program, and we may need to record additional losses in future periods if we experience further performance issues, increases in scope, or increases in costs from prior estimates. Our estimates may change, in particular, as we conduct further development and testing on the program, which may lead to new findings or cause us to modify our expectations or understanding of the risks inherent in the program. Similarly, we may need to record additional losses in future periods for the programs at our MFC and RMS business segments referenced above. Any such losses could be material to our financial results in any period that they are recognized. For further discussion regarding the losses recognized on these programs, see “Note 1 – Organization and Significant Accounting Policies” included in our Notes to Consolidated Financial Statements.
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

	2025	2024	2023
Sales	$30,257	$28,618	$27,474
Operating profit	2,086	2,523	2,825
Operating margin	6.9%	8.8%	10.3%
Backlog at year-end	$59,435	$62,763	$60,156
Aeronautics’ sales in 2025 increased $1.6 billion, or 6%, compared to 2024. The increase was primarily attributable to higher sales of approximately $1.9 billion for the F-35 program due to increased volume on production and sustainment contracts; and about $150 million for the F-16 program due to increased production volume as this program continues to ramp. These increases were partially offset by lower sales of approximately $215 million on classified programs due to lower volume; and $155 million due to the favorable resolution of a long-standing claim associated with a completed C-5 Galaxy aircraft contract recognized in 2024.
Aeronautics’ operating profit in 2025 decreased $437 million, or 17%, compared to 2024. The decrease was primarily attributable to higher reach-forward losses of $395 million recognized on a classified program ($950 million recognized in the second quarter of 2025 compared to $555 million recognized in 2024); about $180 million for the C-130 program due to higher unfavorable profit adjustments and production volume; and $155 million due to the favorable resolution of the claim on the C-5

Galaxy aircraft contract recognized in 2024. These decreases were partially offset by increased profit of approximately $270 million on the F-35 program due to higher volume and favorable profit adjustments on production and sustainment contracts. See “Note 1 – Organization and Significant Accounting Policies” for more details on program losses.
Backlog
Backlog decreased in 2025 compared to 2024 primarily due to orders timing on the C-130 program.
From inception of the F-35 program through December 31, 2025, we have delivered 1,293 production F-35 aircraft, including 927 F-35A variants, 238 F-35B variants and 128 F-35C variants, and our backlog as of that date was 368 aircraft. In addition, during the third quarter of 2025, Lockheed Martin and the Joint Program Office (JPO) reached an agreement for Lot 18 and Lot 19 F-35 Air Vehicle Production Contract for 296 aircraft, followed by definitization on September 29, 2025. The scope includes aircraft for the U.S. Air Force, Navy, and Marines and the International Partners and FMS customers, in addition to the required infrastructure for the international Final Assembly and Checkout Facilities (FACOs) and other equipment. With this award, an additional 3 Lot 18 aircraft and 148 Lot 19 aircraft were added to the F-35 backlog, demonstrating the F-35 program’s continued progress and longevity.
Missiles and Fire Control
Our MFC business segment provides air and missile defense systems; tactical missiles and precision strike weapon systems; logistics; fire control systems; and mission operations support, readiness, engineering support and integration services. MFC’s major programs include Patriot Advanced Capability-3 (PAC-3), Terminal High Altitude Area Defense (THAAD), Multiple Launch Rocket System (MLRS), Precision Strike Missile (PrSM), Joint Air-to-Surface Standoff Missile (JASSM), Long-Range Anti-Ship Missile (LRASM), Hellfire, Joint Air-to-Ground Missile (JAGM), Javelin, Apache fire control system, Sniper Advanced Targeting Pod (SNIPER®), Infrared Search and Track (IRST21®), Special Operations Forces Global Logistics Support Services (SOF GLSS), and hypersonics programs. MFC’s operating results included the following (in millions):

	2025	2024	2023
Sales	$14,450	$12,682	$11,253
Operating profit	1,989	413	1,541
Operating margin	13.8%	3.3%	13.7%
Backlog at year-end	$46,650	$38,783	$32,229
MFC’s sales in 2025 increased $1.8 billion, or 14%, compared to 2024. The increase was primarily attributable to higher sales of approximately $1.4 billion for tactical and strike missile programs due to increased volume (primarily JASSM, LRASM, Guided Multiple Launch Rocket System (GMLRS) and PrSM); and about $450 million for integrated air and missile defense programs due to increased volume (primarily existing PAC-3 contracts).
MFC’s operating profit in 2025 increased $1.6 billion compared to 2024. The increase was primarily due to reach-forward losses of approximately $1.4 billion recognized on a classified program in 2024; and about $240 million for tactical and strike missile programs due to increased volume (primarily JASSM, LRASM, GMLRS and PrSM).
Backlog
Backlog increased in 2025 compared to 2024 primarily due to higher orders on JASSM, LRASM, PAC-3 and Apache programs.
Rotary and Mission Systems
RMS designs, manufactures, services and supports various military and commercial helicopters, surface ships, sea and land-based missile defense systems, radar systems, laser systems, sea and air-based mission and combat systems, command and control mission solutions, cyber solutions, and simulation and training solutions. RMS’ major programs include Aegis Combat System, Littoral Combat Ship (LCS), Multi-Mission Surface Combatant (MMSC), River-Class Destroyer (RCD) (formerly known as Canadian Surface Combatant), Black Hawk and Seahawk helicopters, CH-53K King Stallion heavy lift helicopter,

Combat Rescue Helicopter (CRH), VH-92A helicopter, and the C2BMC program. RMS’ operating results included the following (in millions):

	2025	2024	2023
Sales	$17,312	$17,264	$16,239
Operating profit	1,323	1,921	1,865
Operating margin	7.6%	11.1%	11.5%
Backlog at year-end	$47,715	$38,117	$37,726
RMS’ sales in 2025 increased $48 million compared to 2024. The increase was primarily attributable to higher sales of approximately $95 million for Sikorsky helicopter programs due to higher volume on production contracts (primarily Black Hawk); about $75 million for increased volume on integrated warfare systems and sensors (IWSS) programs (various radar programs and the RCD program); and approximately $45 million for C6ISR programs due to higher volume. These increases were partially offset by lower sales of $165 million for various training, logistics and simulation (TLS) programs due to lower volume.
RMS’ operating profit in 2025 decreased $598 million, or 31%, compared to 2024. The decrease was primarily due to the reach-forward losses of approximately $570 million on the CMHP program and $95 million on the TUHP program recognized in the second quarter of 2025; and about $60 million on C6ISR programs due to unfavorable profit adjustments. These decreases were partially offset by increased profit of approximately $90 million for IWSS programs (various radar programs and the RCD program) primarily due to favorable profit adjustments.
Backlog
Backlog increased in 2025 compared to 2024 primarily due to higher orders on Sikorsky programs.
Space
Our Space business segment is engaged in the research and design, development, engineering and production of satellites, space transportation systems, and strategic, advanced strike and defensive systems. Space provides network-enabled situational awareness and integrates complex space and ground global systems to help our customers gather, analyze, and securely distribute critical intelligence data. Space is also responsible for various classified systems and services in support of vital national security systems. Space’s major programs include the Trident II D5 Fleet Ballistic Missile (FBM), Orion Multi-Purpose Crew Vehicle (Orion), Next Generation Overhead Persistent Infrared (Next Gen OPIR) system, Global Positioning System (GPS) III, hypersonics and Transport and Tracking Layer programs and Next Generation Interceptor (NGI). Operating profit for our Space business segment includes our share of earnings for our investment in United Launch Alliance (ULA), which provides expendable launch services to the U.S. Government and commercial customers. Space’s operating results included the following (in millions):

	2025	2024	2023
Sales	$13,029	$12,479	$12,605
Operating profit	1,345	1,226	1,158
Operating margin	10.3%	9.8%	9.2%
Backlog at year-end	$39,822	$36,377	$30,456
Space’s sales in 2025 increased $550 million, or 4%, compared to 2024. The increase was primarily attributable to higher sales of approximately $380 million for strategic and missile defense programs due to the ramp on the NGI program and higher volume on FBM program; and about $255 million for commercial and civil space programs due to higher volume (primarily Orion). These increases were partially offset by lower net sales of $135 million on national security space programs due to changes in the program lifecycle on the OPIR mission.
Space’s operating profit in 2025 increased $119 million, or 10%, compared to 2024. The increase was primarily attributable to approximately $175 million for commercial civil space programs government satellite programs, reflecting favorable performance at completion on certain commercial civil space programs recognized in the first and second quarters of 2025. This increase was partially offset by $40 million of lower equity earnings from our investment in ULA.

Equity earnings
Total equity earnings (attributable to our investment in ULA) were not significant in 2025, compared to $45 million, or 4%, of Space’s operating profit in 2024.
Backlog
Backlog increased in 2025 compared to 2024 primarily due to higher orders for strategic and missile defense programs including NGI, strategic re-entry programs, and hypersonics.
Liquidity and Cash Flows
As of December 31, 2025, we had cash and cash equivalents of $4.1 billion that was generally available to fund ordinary business operations without significant legal, regulatory or other restrictions. Our principal source of liquidity is our cash from operations and access to credit markets. Access to credit markets includes our revolving credit facilities, including the ability to issue commercial paper (see “Note 10 – Debt” included in our Notes to Consolidated Financial Statements for additional information). The outstanding balance of commercial paper can fluctuate daily and the amount outstanding during the period may be greater or less than the amount reported at the end of the period. There were no borrowings outstanding under the revolving credit facilities or the commercial paper program at year end for either 2025 or 2024. We may, as conditions warrant, continue to issue commercial paper backed by our revolving credit facilities to manage the timing of cash flows.
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
Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type. We generally bill and collect cash more frequently under cost-reimbursable contracts, which represented approximately 40% of the sales we recorded in 2025, as we are authorized to bill as the costs are incurred. A number of our fixed-price contracts may provide for performance-based payments, which allow us to bill and collect cash as we perform on the contract as we hit milestones. The amounts of performance-based payments and the related milestones are determined in the negotiation of each contract. The timing of such payments may differ from the timing of the costs incurred related to our contract performance, thereby affecting our cash flows.
The U.S. Government has indicated that it would consider progress payments as the baseline for negotiating payment terms on fixed-price contracts, rather than performance-based payments. In contrast to negotiated performance-based payment terms, progress payment provisions correspond to a percentage of the amount of costs incurred during the performance of the contract and are invoiced regularly as costs are incurred. Our cash flows may be affected if the U.S. Government changes its payment policies. The U.S. Government from time to time withholds payments on certain of our billings based on contract terms or regulatory provisions. Ultimately, the impact of policy changes or withholding payments may delay the receipt of cash, but the cumulative amount of cash collected during the life of the contract should not vary due to these items.
We seek to maintain a disciplined and dynamic cash deployment strategy to invest in our business and key technologies to provide our customers with enhanced capabilities, enhance stockholder value, and position ourselves to take advantage of new business opportunities when they arise. Consistent with that strategy, we have continued to invest in our business and technologies through capital expenditures, independent research and development, and selective business acquisitions and investments. As we implement our digital and business transformation, which includes new financial accounting systems, the timing of certain of our cash flows may be temporarily impacted within a calendar year.
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
We also actively manage our pension obligations and expect to continue to opportunistically manage our pension liabilities through additional contributions at our discretion, the purchase of group annuity contracts or other actions for portions of our outstanding defined benefit pension obligations using assets from the pension trust. See “Note 11 – Retirement Benefits” included in our Notes to Consolidated Financial Statements for additional information.
The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	2025	2024	2023
Cash and cash equivalents at beginning of year	$2,483	$1,442	$2,547
Operating activities
Net earnings	5,017	5,336	6,920
Noncash adjustments	4,523	3,300	1,334
Changes in working capital	441	(294)	317
Other, net	(1,424)	(1,370)	(651)
Net cash provided by operating activities	8,557	6,972	7,920
Net cash used for investing activities	(1,977)	(1,792)	(1,694)
Net cash used for financing activities	(4,942)	(4,139)	(7,331)
Net change in cash and cash equivalents	1,638	1,041	(1,105)
Cash and cash equivalents at end of year	$4,121	$2,483	$1,442
Operating Activities
Net cash provided by operating activities increased $1.6 billion in 2025 compared to 2024. The increase was primarily due to various changes in working capital (primarily timing of cash payments for accounts payable and contract liabilities at RMS) and lower tax payments, reflecting the impact of the One Big Beautiful Bill Act (the Tax Act).
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
The following table reconciles net cash provided by operating activities to free cash flow (in millions):

	2025	2024	2023
Cash from operations	$8,557	$6,972	$7,920
Capital expenditures	(1,649)	(1,685)	(1,691)
Free cash flow	$6,908	$5,287	$6,229
Free cash flow increased $1.6 billion in 2025 compared to 2024, primarily due to the increase in cash provided by operating activities described above.

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
Net cash used for investing activities increased $185 million in 2025 compared to 2024, primarily due to a $360 million cash payment for the acquisition of Rapid Solutions.
Financing Activities
Net cash used for financing activities increased $803 million in 2025 compared to 2024. During 2025, we received net proceeds of $2.0 billion, compared to $3.0 billion in 2024, from issuance of senior unsecured notes. Additionally, we repaid $642 million in 2025, compared to $168 million in 2024, of long-term notes with fixed interest rates according to their scheduled maturities. During 2025, we paid $3.0 billion to repurchase 6.6 million shares of our common stock, compared to $3.7 billion to repurchase 7.5 million shares of our common stock in 2024. See “Note 12 – Stockholders’ Equity” and “Note 10 – Debt” included in our Notes to Consolidated Financial Statements for additional information regarding dividend payments, share repurchases and debt issuances.
Capital Structure, Resources and Other
At December 31, 2025, we held cash and cash equivalents of $4.1 billion that were generally available to fund ordinary business operations without significant legal, regulatory, or other restrictions.
Our total outstanding short-term and long-term debt, net of unamortized discounts and issuance costs, was $21.7 billion as of December 31, 2025 and is in the form of publicly issued notes that bear interest at fixed rates. As of December 31, 2025, we were in compliance with all covenants contained in our debt and credit agreements. See “Note 10 – Debt” included in our Notes to Consolidated Financial Statements for more information on our long-term debt and revolving credit facilities.
Contractual Commitments
At December 31, 2025, we had contractual commitments to repay debt, make payments under operating leases, settle obligations related to agreements to purchase goods and services and settle tax and other liabilities. Financing lease obligations were not material. Payments due under these obligations and commitments are as follows (in millions):

	Total	Due Within 1 Year
Total debt	$22,914	$1,168
Interest payments	17,401	1,031
Other liabilities	2,123	315
Operating lease obligations	1,212	278
Purchase obligations:
Operating activities	82,813	38,761
Capital expenditures	1,010	638
Total contractual cash obligations	$127,473	$42,191
The table above includes debt presented gross of any unamortized discounts and issuance costs, but excludes the net unfunded obligation and estimated minimum funding requirements related to our qualified defined benefit pension plans. For additional information about obligations and our future minimum contribution requirements for these plans, see “Note 11 – Retirement Benefits” included in our Notes to Consolidated Financial Statements. Amounts related to other liabilities represent the contractual obligations for certain long-term liabilities recorded as of December 31, 2025. Such amounts mainly include expected payments under non-qualified pension plans, environmental liabilities and deferred compensation plans.
Purchase obligations related to operating activities include agreements and contracts that give the supplier recourse to us for cancellation or nonperformance under the contract or contain terms that would subject us to liquidated damages. Such agreements and contracts may, for example, be related to direct materials, obligations to subcontractors and outsourcing arrangements. Total purchase obligations for operating activities in the preceding table include approximately $75.5 billion related to contractual commitments entered into as a result of contracts we have with our U.S. Government customers. The U.S. Government generally would be required to pay us for any costs we incur relative to these commitments if they were to terminate the related contracts “for convenience” under the FAR, subject to available funding. This also would be true in cases where we perform subcontract work for a prime contractor under a U.S. Government contract. The termination for convenience language also may be included in contracts with foreign, state and local governments. We also have contracts with customers that do not include termination for convenience provisions, including contracts with DCS customers.
The majority of our capital expenditures for 2025 and those planned for 2026 are for equipment, facilities infrastructure and information technology. The amounts above in the table represent the portion of expected capital expenditures to be incurred in 2026 and beyond that have been obligated under contracts as of December 31, 2025 and not necessarily total capital expenditures for future periods. Expenditures for equipment and facilities infrastructure are generally incurred to support new and existing programs across all of our business segments. For example, we have projects underway at Aeronautics to support classified development programs and at RMS to support our Sikorsky helicopter programs; and we have projects underway to modernize certain of our facilities. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.
We also may enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. These agreements are designed to enhance the social and economic environment of the foreign country by requiring the contractor to promote investment in the country. Offset agreements may be satisfied through activities that do not require us to use cash, including transferring technology, providing manufacturing and other consulting support to in-country projects and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements also may be satisfied through our use of cash for such activities as purchasing supplies from in-country vendors, providing financial support for in-country projects, establishment of joint ventures with local companies and building or leasing facilities for in-country operations. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customer and typically require cash outlays that represent only a fraction of the original amount in the offset agreement. Satisfaction of our offset obligations are included in the estimates of our total costs to complete the contract and may impact our sales, profitability and cash flows. Our ability to recover investments on our consolidated balance sheet that we make to satisfy offset obligations is generally dependent upon the successful operation of ventures that we do not control and may involve products and services that are dissimilar to our business activities. At December 31, 2025, the notional value of remaining obligations under our outstanding offset agreements totaled approximately $19.9 billion, which primarily relate to our Aeronautics, MFC and RMS business segments, most of which extend through 2044. To the extent we have entered into purchase or other obligations at December 31, 2025 that also satisfy offset agreements, those amounts are included in the contractual commitments table above. Offset programs usually extend over several years and may provide for penalties, estimated at approximately $2.2 billion at December 31, 2025, in the event we fail to perform in accordance with offset requirements. While historically we have not been required to pay material penalties, resolution of offset requirements are often the result of negotiations and subjective judgments.
We have entered into standby letters of credit and surety bonds issued on our behalf by financial institutions, and we have directly issued guarantees to third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as joint venture partners. At December 31, 2025, we had the following outstanding letters of credit, surety bonds and third-party guarantees (in millions):

	Total Commitment	Less Than 1 Year
Standby letters of credit (a)	$3,054	$1,254
Surety bonds	483	482
Third-party Guarantees	150	20
Total commitments	$3,687	$1,756
(a)Approximately $1.0 billion of standby letters of credit in the “Less Than 1 Year” category are expected to renew for additional periods until completion of the contractual obligation.
At December 31, 2025, third-party guarantees totaled $150 million, of which approximately 87.9% related to guarantees of contractual performance of joint ventures to which we currently are or previously were a party. These amounts represent our estimate of the maximum amounts we would expect to incur upon the contractual non-performance of the joint venture, joint venture partners or divested businesses. Generally, we also have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner.
In determining our exposures, we evaluate the reputation, performance on contractual obligations, technical capabilities and credit quality of our current and former joint venture partners and the transferee under novation agreements, all of which include a guarantee as required by the FAR. At December 31, 2025 and 2024, there were no material amounts recorded in our financial statements related to third-party guarantees or novation agreements.
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
Contract Accounting / Sales Recognition
The majority of our sales are generated from long-term contracts with the U.S. Government and international customers (including FMS contracted through the U.S. Government) for the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We recognize revenue as performance obligations are satisfied and the customer obtains control of the products and services. Substantially all of our revenue is recognized over time as we perform under the contract because control of the work in process transfers continuously to the customer. For performance obligations in which control transfers continuously to the customer, revenue is recognized based on the extent of progress towards completion of the performance obligation, generally using the percentage of completion cost-to-cost measure of progress.
Significant estimates and assumptions are made in estimating contract sales, costs, and profit. We estimate profit as the difference between estimated sales and total estimated costs to complete the contract. We also estimate variable consideration at the most likely amount, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. All of the estimates require significant judgment and are subject to change during the performance of the contract and may affect the profit booking rate. When estimates of total costs to be incurred on a contract exceed total estimates of the transaction price, a provision for the entire loss is determined at the contract level and is recorded in the period in which the loss is evident, which we refer to as a reach-forward loss.
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
Other Contract Accounting Considerations
The majority of our sales are driven by pricing based on costs incurred to produce products or perform services under contracts with the U.S. Government. Cost-based pricing is determined under the FAR. The FAR provides guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. Government contracts. For example, costs such as those related to charitable contributions, interest expense and certain advertising and public relations activities are unallowable and, therefore, not recoverable through sales. In addition, we may enter into agreements with the U.S. Government that address the subjects of allowability and allocability of costs to contracts for specific matters. For example, most of the environmental costs we incur for environmental remediation related to sites operated in prior years are allocated to our current operations as general and administrative costs under FAR provisions and a supporting settlement agreement reached with the U.S. Government.

We closely monitor compliance with and the consistent application of our critical accounting policies related to contract accounting. Costs incurred and allocated to contracts are reviewed for compliance with U.S. Government regulations by our personnel and are subject to audit by the Defense Contract Audit Agency.
Qualified Defined Benefit Pension Plans
Overview
Many of our employees and retirees participate in qualified defined benefit pension plans (reference “Note 11 – Retirement Benefits” included in our Notes to Consolidated Financial Statements) representing the majority of our accrued retirement benefit obligations. We recognize on a plan-by-plan basis the net funded status of these plans under GAAP as either an asset or a liability on our consolidated balance sheets. The GAAP funded status represents the difference between the fair value of each plan’s assets and the benefit obligation of the plan. The GAAP benefit obligation represents the present value of the estimated future benefits we currently expect to pay to plan participants based on past service. The defined benefit pension plans for salaried employees are fully frozen effective January 1, 2020.
In December 2025, we executed buy-out conversions of group annuity contracts previously purchased using assets from certain of our qualified defined benefit pension plans transferring the related pension obligations of $943 million and requiring recognition of a noncash, non-operating pretax settlement charge in earnings of $479 million.

We continue to take actions to reduce the size of our defined benefit pension plans and expect to continue to look for opportunities to manage our pension liabilities through the purchase of group annuity contracts or other actions in future years. Future transactions could result in a noncash settlement charge to earnings, which could be material to a reporting period.
Notwithstanding these actions, the impact of these plans on our earnings may be volatile in that the amount of expense we record and the funded status may materially change from year to year because the calculations are sensitive to changes in several key economic assumptions, including interest rates, actual rates of return on plan assets and other actuarial assumptions including participant longevity, as well as the timing of cash funding.
Actuarial Assumptions
The benefit obligations and assets are measured at the end of each year, or more frequently, upon the occurrence of certain events such as a significant plan amendment (including in connection with a pension transaction), settlement, or curtailment. The amounts we record are measured using actuarial valuations, which are dependent upon key assumptions such as discount rates, the expected long-term rate of return on plan assets, and participant longevity. The assumptions we make affect both the calculation of the benefit obligations as of the measurement date and the calculation of FAS expense in subsequent periods. When reassessing these assumptions, we consider past and current market conditions and make judgments about future market trends. We also consider factors such as the timing and amounts of expected contributions to the plans and benefit payments to plan participants.
We continue to use a single weighted average discount rate approach when calculating our consolidated pension benefit obligations resulting in 5.375% at December 31, 2025, compared to 5.625% at December 31, 2024. We evaluate several data points in order to arrive at an appropriate discount rate assumption, including results from cash flow models, quoted rates from long-term bond indices and changes in long-term bond rates over the past year. As part of our evaluation, we calculate the approximate average yields on corporate bonds rated AA or better selected to match our projected plan cash flows.
We utilized an expected long-term rate of return on plan assets of 6.50% at both December 31, 2025 and December 31, 2024. The long-term rate of return assumption represents the expected long-term rate of return on the funds invested or to be invested, to provide for the benefits included in the benefit obligations. This assumption is based on several factors including historical market index returns, the anticipated long-term allocation of plan assets, the historical return data for the trust funds, plan expenses and the potential to outperform market index returns. The difference between the expected and actual return affects both the funded status and the calculation of subsequent period FAS pension expense, where a market-related value of plan assets is determined using asset gains or losses over the prior three-year period. Although the actual return in any specific year likely will differ from the assumption, the average expected return over a long-term future horizon should be approximately equal to the assumption. Any variance in a particular year should not, by itself, suggest that the assumption should be changed. Patterns of variances are reviewed over time, and then combined with expectations for the future. As a result, changes in this assumption are less frequent than changes in the discount rate.

Cumulative net gains and losses are amortized to expense using the corridor method, where they are recognized to the extent they exceed 10% of the greater of market-related value of plan assets or projected benefit obligations, over an average period of approximately twenty years.
The discount rate and long-term rate of return on plan assets assumptions we select at the end of each year are based on our best estimates and judgment. A change of plus or minus 25 basis points in the 5.375% discount rate assumption at December 31, 2025, with all other assumptions held constant, would have decreased or increased the amount of the benefit obligation we recorded at the end of 2025 by approximately $700 million, which would result in an after-tax increase or decrease in stockholders’ equity at the end of the year of approximately $550 million. If the 5.375% discount rate at December 31, 2025 that was used to compute the expected 2026 FAS pension expense had been 25 basis points higher or lower, with all other assumptions held constant, the amount of FAS pension expense projected for 2026 would be lower or higher by approximately $10 million. If the 6.50% expected long-term rate of return on plan assets assumption at December 31, 2025 that was used to compute the expected 2026 FAS pension expense had been 25 basis points higher or lower, with all other assumptions held constant, the amount of FAS pension expense projected for 2026 would be lower or higher by approximately $55 million. Each year, differences between the actual and expected long-term rate of return on plan assets impacts the measurement of the following year’s FAS pension expense. Every 100 basis points increase (decrease) in return during 2025 between our actual rate of return of approximately 10.5% and our expected long-term rate of return decreased (increased) expected 2026 FAS pension expense by approximately $10 million.
Funding Considerations
We made cash contributions to our qualified defined benefit pension plans of $860 million in 2025, and $990 million in 2024. Funding of our plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended, and in a manner consistent with CAS and Internal Revenue Code rules. The funded status under ERISA is calculated on a different basis than under GAAP. Our goal has been to fund each of our plans to a level of at least 80% as determined in accordance with ERISA; which may require the use of different assumptions, such as the discount rate and longevity, than used under GAAP. All of our qualified defined benefit pension plans had an ERISA funded status of at least 80% as of both December 31, 2025 and 2024.
Contributions to our defined benefit pension plans are recovered over time through the pricing of our products and services on U.S. Government contracts, including FMS, and are recognized in our operating costs and expenses and sales. CAS rules govern the extent to which our pension costs are allocable to and recoverable under contracts with the U.S. Government, including FMS. Pension cost recoveries under CAS can occur in different periods from when pension contributions are made.
We recovered $1.6 billion in 2025 and $1.7 billion in 2024 as CAS pension costs. Amounts contributed in excess of the CAS pension costs recovered under U.S. Government contracts are considered to be prepayment credits under the CAS rules. Our prepayment credits were approximately $1.9 billion and $2.2 billion at December 31, 2025 and 2024. The prepayment credit balance will increase or decrease based on our actual investment return on plan assets.
Goodwill
The assets and liabilities of acquired businesses are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying identifiable net assets of acquired businesses.
Our goodwill balance was $11.3 billion and $11.1 billion at December 31, 2025 and 2024. We perform an impairment test of our goodwill at least annually in the fourth quarter or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may be impaired. Such events or changes in circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators, competition, reorganizations of our business, U.S. Government budget restrictions or the disposal of all or a portion of a reporting unit. Our goodwill has been allocated to and is tested for impairment at a level referred to as the reporting unit, which is our business segment level or a level below the business segment. The level at which we test goodwill for impairment requires us to determine whether the operations below the business segment constitute a self-sustaining business for which discrete financial information is available and segment management regularly reviews the operating results.

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
Impairment assessments inherently involve management judgments regarding a number of assumptions such as those described above. Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of our recorded goodwill, differences in assumptions could have a material effect on the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. In the fourth quarter of 2025, we performed our annual goodwill impairment test for each of our reporting units and the results of those tests indicated no impairment existed.
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
Our main exposures to market risk relate to interest rates, foreign currency exchange rates and market prices on certain equity securities. Our financial instruments that are subject to interest rate risk principally include fixed-rate long-term debt and commercial paper, if issued. The estimated fair value of our outstanding debt was $22.0 billion at December 31, 2025 and the outstanding principal amount of debt, including short-term and long-term debt, was $22.9 billion, excluding unamortized discounts and issuance costs of $1.2 billion. A 10% change in the level of interest rates would not have a material impact on the fair value of our outstanding debt at December 31, 2025.
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
The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on our intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives attributable to highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items or reflected net of income taxes in accumulated other comprehensive loss until the hedged transaction is recognized in earnings. Changes in the fair value of the derivatives that are not highly effective, if any, are immediately recognized in earnings. The aggregate notional amount of our outstanding interest rate swaps was $1.3 billion at both December 31, 2025 and 2024. The aggregate notional amount of our outstanding foreign currency hedges at December 31, 2025 and 2024 was $7.2 billion and $7.5 billion. At December 31, 2025 and 2024, the net fair value of our derivative instruments was not material (see “Note 15 – Fair Value Measurements” included in our Notes to Consolidated Financial Statements). A 10% unfavorable exchange rate movement of our foreign currency contracts would not have a material impact on the aggregate net fair value of such contracts or our consolidated financial statements. Additionally, as we enter into foreign currency contracts to hedge foreign currency exposure on underlying transactions, we believe that any movement on our foreign currency contracts would be offset by movement on the underlying transactions and, therefore, when taken together do not create material risk.
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
We maintain a separate trust that includes investments to fund certain of our non-qualified deferred compensation plans. As of December 31, 2025, investments in the trust totaled $2.0 billion and are reflected at fair value on our consolidated balance sheet in other noncurrent assets. The trust holds investments in marketable equity securities and fixed-income securities that are exposed to price changes and changes in interest rates. A portion of the liabilities associated with the deferred compensation plans supported by the trust is also impacted by changes in the market price of our common stock and certain market indices. Changes in the value of the liabilities have the effect of partially offsetting the impact of changes in the value of the trust. Both the change in the fair value of the trust and the change in the value of the liabilities are recognized on our consolidated statements of earnings in other unallocated, net and were not material for the year ended December 31, 2025.

ITEM 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lockheed Martin Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lockheed Martin Corporation (the Corporation) as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 29, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Cost Estimates for Select Fixed Price Contracts

Description of the Matter
As more fully described in Note 1 to the consolidated financial statements, the Corporation generates the majority of its sales from long-term customer contracts whereby substantially all of the Corporation’s revenue is recognized over time using the percentage-of-completion cost-to-cost measure of progress. The percentage-of-completion cost-to-cost method requires management to make significant estimates and assumptions at the outset and throughout the contract to estimate total costs at completion. There are risks to the achievement of the technical, schedule and cost aspects of the Corporation’s contracts, and the assessment of the effects of those risks on the estimates of total costs to complete for select fixed price contracts is highly subjective.

Auditing the Corporation's measurement of the estimated costs to complete on certain contracts involved especially challenging judgment due to the complexity of the technical, schedule and cost aspects of the program and the classified nature of the contracts. These assumptions require a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of relevant internal controls over the Corporation’s revenue recognition process. For example, we tested internal controls over management’s review of the estimates used to recognize revenue and determine the loss position on certain contracts as well as the significant assumptions underlying the estimated total costs to complete. We also tested internal controls that management executes which are designed to validate the data in the estimates used to recognize revenue was complete and accurate.

To test the accuracy of the Corporation’s estimates to recognize revenue and determine the loss position for certain contracts, our audit procedures included, among others, evaluating the appropriateness and consistency of management’s methods used in developing its cost estimates, and inspecting and evaluating customer correspondence for consistency with management’s estimates. We assessed the timeline of key events and knowledge points that led to changes in these cost estimates and observed the project work site to evaluate tangible or physical progress of the project against assumptions used by management in developing its cost and schedule estimates. Additionally, we inquired of those directly involved with the program to evaluate project status and challenges which may affect total estimated costs. Further, we performed sensitivity analyses over these significant assumptions to evaluate the change in total cost estimates resulting from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Corporation’s auditor since 1994.

Tysons, Virginia
January 29, 2026

Lockheed Martin Corporation
Consolidated Statements of Earnings
(in millions, except per share data)

	Years Ended December 31,
	2025	2024	2023
Sales
Products	$62,654	$59,277	$56,265
Services	12,394	11,766	11,306
Total sales	75,048	71,043	67,571
Operating costs and expenses
Products	(57,020)	(54,852)	(50,206)
Services	(11,339)	(10,217)	(10,027)
Impairment and other charges	(66)	(87)	(92)
Other unallocated, net	996	1,043	1,233
Total operating costs and expenses	(67,429)	(64,113)	(59,092)
Gross profit	7,619	6,930	8,479
Other income, net	112	83	28
Operating profit	7,731	7,013	8,507
Interest expense	(1,118)	(1,036)	(916)
Non-service FAS pension (expense) income	(874)	62	443
Other non-operating income, net	183	181	64
Earnings before income taxes	5,922	6,220	8,098
Income tax expense	(905)	(884)	(1,178)
Net earnings	$5,017	$5,336	$6,920

Earnings per common share
Basic	$21.56	$22.39	$27.65
Diluted	$21.49	$22.31	$27.55
The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Comprehensive Income
(in millions)

	Years Ended December 31,
	2025	2024	2023
Net earnings	$5,017	$5,336	$6,920
Other comprehensive income, net of tax
Retirement benefits
Net actuarial gain (loss) recognized due to plan remeasurements, net of tax of $28 million in 2025, $96 million in 2024 and $181 million in 2023	99	340	(689)
Amortization of actuarial losses and prior service credits, net of tax of $69 million in 2025, $21 million in 2024 and $40 million in 2023	257	76	(149)
Pension settlement charge, net of tax of $102 million	377	—	—
Other, net of tax of $18 million in 2025, $4 million in 2024 and $6 million in 2023	177	(65)	58
Other comprehensive income (loss), net of tax	910	351	(780)
Comprehensive income	$5,927	$5,687	$6,140
The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation
Consolidated Balance Sheets
(in millions, except par value)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$4,121	$2,483
Receivables, net	3,901	2,351
Contract assets	13,001	12,957
Inventories	3,524	3,474
Other current assets	815	584
Total current assets	25,362	21,849
Property, plant and equipment, net	8,875	8,726
Goodwill	11,314	11,067
Intangible assets, net	1,887	2,015
Deferred income taxes	2,975	3,557
Capitalized software	2,417	1,866
Other noncurrent assets	7,010	6,537
Total assets	$59,840	$55,617
Liabilities and equity
Current liabilities
Accounts payable	$3,630	$2,222
Salaries, benefits and payroll taxes	3,184	3,125
Contract liabilities	11,440	9,795
Current maturities of long-term debt	1,168	643
Other current liabilities	3,913	3,635
Total current liabilities	23,335	19,420
Long-term debt, net	20,532	19,627
Accrued pension liabilities	3,915	4,791
Other noncurrent liabilities	5,337	5,446
Total liabilities	53,119	49,284
Stockholders’ equity
Common stock, $1 par value per share	229	234
Additional paid-in capital	—	—
Retained earnings	14,034	14,551
Accumulated other comprehensive loss	(7,542)	(8,452)
Total stockholders’ equity	6,721	6,333
Total liabilities and equity	$59,840	$55,617
The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Cash Flows
(in millions)

	Years Ended December 31,
	2025	2024	2023
Operating activities
Net earnings	$5,017	$5,336	$6,920
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	1,687	1,559	1,430
Stock-based compensation	304	277	265
Deferred income taxes	372	(588)	(498)
Pension settlement charge	479	—	—
Impairment and other charges	66	87	92
Reach-forward losses on select programs	1,615	1,965	45
Changes in:
Receivables, net	(1,550)	(219)	373
Contract assets	(283)	(109)	(865)
Inventories	(286)	(478)	(44)
Accounts payable	1,341	(93)	151
Contract liabilities	1,219	605	702
Income taxes	(255)	131	(133)
Qualified defined benefit pension plans	(415)	(992)	(378)
Other, net	(754)	(509)	(140)
Net cash provided by operating activities	8,557	6,972	7,920
Investing activities
Capital expenditures	(1,649)	(1,685)	(1,691)
Other, net	(328)	(107)	(3)
Net cash used for investing activities	(1,977)	(1,792)	(1,694)
Financing activities
Issuance of long-term debt, net of related costs	1,985	2,970	1,975
Repayments of long-term debt	(642)	(168)	(115)
Repurchases of common stock	(3,000)	(3,700)	(6,000)
Dividends paid	(3,131)	(3,059)	(3,056)
Other, net	(154)	(182)	(135)
Net cash used for financing activities	(4,942)	(4,139)	(7,331)
Net change in cash and cash equivalents	1,638	1,041	(1,105)
Cash and cash equivalents at beginning of year	2,483	1,442	2,547
Cash and cash equivalents at end of year	$4,121	$2,483	$1,442
The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
(in millions, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2022	$254	$92	$16,943	$(8,023)	$9,266
Net earnings	—	—	6,920	—	6,920
Other comprehensive loss, net of tax	—	—	—	(780)	(780)
Repurchases of common stock	(15)	(571)	(5,414)	—	(6,000)
Dividends declared ($12.15 per share)	—	—	(3,051)	—	(3,051)
Stock-based awards, ESOP activity and other	1	479	—	—	480
Balance at December 31, 2023	$240	$—	$15,398	$(8,803)	$6,835
Net earnings	—	—	5,336	—	5,336
Other comprehensive income, net of tax	—	—	—	351	351
Repurchases of common stock	(8)	(565)	(3,127)	—	(3,700)
Dividends declared ($12.75 per share)	—	—	(3,056)	—	(3,056)
Stock-based awards, ESOP activity and other	2	565	—	—	567
Balance at December 31, 2024	$234	$—	$14,551	$(8,452)	$6,333
Net earnings	—	—	5,017	—	5,017
Other comprehensive income, net of tax	—	—	—	910	910
Repurchases of common stock	(7)	(585)	(2,408)	—	(3,000)
Dividends declared ($13.35 per share)	—	—	(3,126)	—	(3,126)
Stock-based awards, ESOP activity and other	2	585	—	—	587
Balance at December 31, 2025	$229	$—	$14,034	$(7,542)	$6,721
The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements
Note 1 – Organization and Significant Accounting Policies
Organization – We are a global aerospace and defense technology company that builds and sustains the solutions America and its allies need to deter conflict and advance national security and scientific exploration objectives. Our four business areas – Aeronautics, Missiles and Fire Control (MFC), Rotary and Mission Systems (RMS), and Space – work as one company offering integrated solutions, at scale, across all warfighting domains. Our defense, space, intelligence, homeland security, information technology, and cybersecurity capabilities serve U.S. and international customers in defense, civil and commercial applications. Our principal customers are agencies of the U.S. Government and allies. See “Note 3 – Information on Business Segments” for more details on discussions of our business areas.
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
During the second quarter of 2025, we paid $360 million, in cash, for the acquisition of Amentum’s Rapid Solutions business (Rapid Solutions). The acquisition of Rapid Solutions is expected to enhance our Space business segment′s capabilities, particularly in radar and payload technology, and support our customers′ evolving needs for domain awareness and real- time missions. The purchase price was allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill. As a result, we recorded goodwill of $195 million at our Space business segment. The final determination of the fair values of certain assets and liabilities will be completed within the measurement period of up to one year from the acquisition date. Rapid Solutions operates within our Space business segment and the financial results of Rapid Solutions had been included within our operating results in the period post-acquisition.
Use of estimates – We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP). In doing so, we are required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates. Estimates inherent in the preparation of our consolidated financial statements include, but are not limited to, accounting for sales and cost recognition; retirement benefits; environmental liabilities and assets for the portion of environmental costs that are probable of future recovery; evaluation of goodwill, intangible assets, investments and other assets for impairment; income taxes including deferred income taxes; fair value measurements; and contingencies.
Revenue Recognition – The majority of our sales are generated from long-term contracts with the U.S. Government and international customers (including foreign military sales (FMS) contracted through the U.S. Government) for the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For certain contracts that meet the foregoing requirements, primarily international direct commercial sale contracts, we are required to obtain certain regulatory approvals. In these cases, we recognize revenue when it is probable that we will receive regulatory approvals based upon all known facts and circumstances. We provide our products and services under fixed-price and cost-reimbursable contracts.
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
We evaluate the products or services promised in each contract at inception to determine whether the contract should be accounted for as having one or more performance obligations. The products and services in our contracts are typically not distinct from one another due to their complex relationships and the significant contract management functions required to perform under the contract. Accordingly, our contracts are typically accounted for as one performance obligation. In limited cases, our contracts have more than one distinct performance obligation, which occurs when we perform activities that are not highly complex or interrelated or involve different product lifecycles. Judgment is required in determining performance obligations, and these decisions could change the amount of revenue and profit recorded in a given period. We classify sales as products or services on our consolidated statements of earnings based on the predominant attributes of the performance obligations.
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
Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. It is converted into sales in future periods as work is performed or deliveries are made. For our cost-reimbursable and fixed-priced-incentive contracts, the estimated consideration we expect to receive pursuant to the terms of the contract may exceed the contractual award amount. The estimated consideration is determined at the outset of the contract and is continuously reviewed throughout the contract period. In determining the estimated consideration, we consider the risks related to the technical, schedule and cost impacts to complete the contract and an estimate of any variable consideration. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of December 31, 2025, our ending backlog was $193.6 billion. We expect to recognize approximately 37% of our backlog over the next 12 months and a total of approximately 60% over the next 24 months as revenue, with the remainder recognized thereafter.
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
Significant estimates and assumptions are made in estimating contract sales, costs, and profit. We estimate profit as the difference between estimated sales and total estimated costs to complete the contract. At the outset of a long-term contract, we identify and monitor risks to the achievement of the technical, schedule and cost aspects of the contract, as well as our ability to earn variable consideration, and assess the effects of those risks on our estimates of sales and total costs to complete the contract. The estimates consider the technical requirements (e.g., a newly developed product versus a mature product), the schedule and associated tasks (e.g., the number and type of milestone events) and costs (e.g., material, labor, subcontractor, overhead, general and administrative expenses and the estimated costs to fulfill our industrial cooperation agreements, sometimes referred to as offset or localization agreements, required under certain contracts with international customers). The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements, schedule and costs in the initial estimated total costs to complete the contract. Profit booking rates may increase during the performance of the contract if we successfully retire risks related to earning variable consideration and/or the technical, schedule and cost aspects of the contract, which decreases the estimated total costs to complete the contract or may increase the variable consideration we expect to receive on the contract. Conversely, our profit booking rates may decrease if the estimated total costs to complete the contract increase or our estimates of variable consideration we expect to receive decrease, which we refer to as unfavorable profit booking rate adjustments. All of the estimates are subject to change during the performance of the contract and may affect the profit booking rate. When estimates of total costs to be incurred on a contract exceed total estimates of the transaction price, a provision for the entire loss is determined at the contract level and is recorded in the period in which the loss is evident, which we refer to as a reach-forward loss.
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
The following table presents the effect of profit booking rate adjustments on our financial results (in millions, except per share data):

	2025	2024	2023
Sales	$954	$1,173	$1,559
Segment operating profit (loss)	75	(180)	1,585
% of segment operating profit (loss)	1%	(3)%	21%
Net earnings (loss)	59	(142)	1,252
Diluted earnings (loss) per share	0.25	(0.59)	4.98
During the year ended December 31, 2025, we recorded reach-forward losses of $950 million on an ongoing classified program at our Aeronautics business segment, $570 million on Canadian Maritime Helicopter Program (CMHP) and $95 million on Türkish Utility Helicopter Program (TUHP) at our RMS business segment (see discussions that follows within this footnote), and $140 million of unfavorable profit adjustments on C-130 program at our Aeronautics business segment. In addition to these losses and unfavorable profit adjustments, we also recorded $130 million of favorable adjustments upon completion on certain commercial civil space programs at Space, and $90 million favorable adjustments upon completion of a classified program at Aeronautics.
During the year ended December 31, 2024, we recorded losses of $555 million on a classified program at our Aeronautics business segment, reach-forward losses of $1.4 billion recognized on a classified program at our MFC business segment and $155 million of favorable profit rate adjustments following the resolution of a long-standing claim associated with a completed C-5 Galaxy aircraft contract at our Aeronautics business segment.
During the year ended December 31, 2023, we recorded a reach-forward loss of $100 million on CMHP as a result of increased costs and lower than planned revenues and a favorable profit adjustment of $65 million on an international surveillance and control program due to the positive resolution of a contractual matter at our RMS business segment.
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
Aeronautics Classified Program
We have experienced significant performance issues on an existing classified program at our Aeronautics business segment. The initial phase is on a fixed-price incentive fee contract with fixed-price incentive fee options for additional phases. Phases within the program involve highly complex design and systems integration. Challenges and performance issues continued into 2025 and had a greater impact on schedule and costs than previously estimated. There were also new, unanticipated events that occurred in 2025 that impacted the program’s performance, as described below. As a result of performance issues with the program, Aeronautics performed a comprehensive review of its design, integration, test, and other processes to achieve the technical requirements of the program, which was completed in the second quarter of 2025. The events that occurred in 2025, and the comprehensive review completed in the second quarter of 2025, resulted in significant changes in the program’s processes and testing approach and led to an extension of the program’s schedule, which drove a substantial increase in cost estimates. As a result, during the second quarter of 2025, we recognized additional reach-forward losses of $950 million across both phases of the program. The primary drivers of the additional reach-forward losses recognized in the second quarter of 2025 included: (1) software development performance degradation and integration findings observed over a continued period; (2) learnings in recent software and build experience on another program specifically relevant to the program; (3) significant changes in test plan resulting from customer discussions and changes in test execution strategy; (4) safety-critical and other necessary design and engineering changes in response to certain observed performance degradation and a discrete event; and (5) complete schedule realignment, including as a result of items (1) through (4).
As of December 31, 2025, cumulative losses recognized to date on this program remained at approximately $1.8 billion across both phases. As of December 31, 2025, $495 million of the losses remained accrued in other current liabilities in our consolidated balance sheet. We continue to proactively manage the technical requirements and our performance, the remaining work and any future changes in scope or schedule, and estimated costs to complete the program, including future phases. Due to the nature of the highly complex design and systems integration on this program, we may need to record additional losses in future periods if performance issues, increases in scope, or increases in cost from prior estimates indicate that further losses are evident. Our estimates may change, in particular, as we conduct further development and testing on the program, which may lead to new findings or cause us to modify our expectations or understandings of the risks inherent in the program. Any such losses could be material to our financial results in any period that they are recognized. We and our industry team will continue to incur advanced procurement costs (also referred to as pre-contract costs) to enhance our ability to achieve the schedule and certain milestones which could be significant. We will monitor the recoverability of pre-contract costs, which could be impacted by our assessment of the customer’s decision regarding the funding of future phases of the program.
MFC Classified Program
Our MFC business segment has been performing under a competitively bid classified contract, which includes a cost-reimbursable base contract for the initial phase of the program and multiple fixed-price options for additional phases. We previously disclosed that the options may be exercised over the next several years and if performed expect they would each be at a loss. During the first quarter of 2024, we concluded it was probable that the first option would be exercised and recognized a reach-forward loss of approximately $100 million. During the fourth quarter of 2024, we again assessed the likelihood that additional options may be exercised and concluded then that it is probable that all options will be exercised based on performance to date, future requirements of the program, discussions with the customer and suppliers, and anticipated customer funding, among other factors, resulting in the recognition of additional reach-forward losses of approximately $1.31 billion. As of December 31, 2025, cumulative losses recognized on the program remained at approximately $1.46 billion in total, of which, $1.19 billion remained accrued in other current liabilities in our consolidated balance sheet.
Canadian Maritime Helicopter Program
Our RMS business segment has been performing the Canadian Maritime Helicopter Program (CMHP) under contracts with the Canadian government. The program provides for design, development, and production of CH-148 aircraft (the Original Equipment contract), which is a military variant of the S-92 helicopter, and for logistical support to the fleet (the In Service Support contract) over an extended time period. The program has experienced performance issues and we have been in discussions with the Canadian government to potentially restructure certain contractual terms and conditions that may be beneficial to both parties. We entered into a contract modification in 2024 to better align contract scope with the Canadian government’s need, which resulted in a reduction in our contract assets in the fourth quarter of 2024 and first quarter of 2025. Communications with the customer during the second quarter of 2025 led to subsequent decisions made by us to focus on providing additional mission capabilities, enhanced logistical support, fleet life extension, and revised expectations regarding flight hours. Based on these discussions with the customer and decisions made by management, we revised our cost and sales estimates for this program and recognized additional losses of $570 million on the program during the second quarter of 2025. As of December 31, 2025, cumulative losses recognized on the program remained at approximately $670 million and approximately $625 million of contract assets remained on the balance sheet. The final aircraft under the program was delivered to Canada during the third quarter of 2025 and has been subsequently accepted. Any restructuring discussions may be prolonged or unsuccessful, and could result in a contract termination, and are dependent upon Canadian government resources and priorities and other factors outside of our control, such as trade relations with the United States. These items in addition to future performance issues or changes in our estimates may affect our ability to recover our costs, including recovery of the contract assets recognized on the balance sheet and our assessment of the reach-forward loss, and potential damages, which could be material to our financial results in any period that they are recognized.
Türkish Utility Helicopter Program
As previously disclosed, we have a number of contracts with Türkish industry for the Türkish Utility Helicopter Program (TUHP), which anticipates co-production with Türkish industry for production of T70 helicopters for use in Türkiye, as well as the related provision of Türkish goods and services under buy-back or offset obligations. Sanctions imposed in 2020 by the U.S. Government on Turkey’s defense procurement agency (SSB) and certain persons have affected our ability to perform under the TUHP contracts. During the second quarter of 2025, we recognized a loss of $95 million in light of the status of restructuring discussions with our prime customer and the status of the TUHP. As of December 31, 2025, cumulative losses recognized to date on the program remained at approximately $130 million and the program remains in a contract liability position on the balance sheet. In the fourth quarter of 2025, we finalized an agreement with our prime contract customer to terminate the existing TUHP contracts and establish new contracts for a reduced scope of work, which became effective in January 2026. Our performance under the new contracts is subject to the receipt of U.S. export authorizations. However, if our future licensing applications are denied, our customer could drawdown on letters of credit, which could negatively affect our cash flows and our ability to recover our costs, and we could incur additional losses of up to approximately $115 million.
Research and development and similar costs – We conduct research and development (R&D) activities using our own funds (referred to as company-funded or independent R&D (IR&D)) and under contractual arrangements with our customers (referred to as customer-funded R&D) to enhance existing products and services and to develop future technologies. R&D costs include basic research, applied research, concept formulation studies, design, development, and related test activities. Company-funded R&D costs are allocated to customer contracts as part of the general and administrative overhead costs and are generally recoverable to the extent allocable to our cost-reimbursable customer contracts with the U.S. Government. These costs also may be recoverable to the extent allocable to certain fixed-price incentive contracts with the U.S. Government. Customer-funded R&D costs are charged directly to the related customer contracts. Substantially all R&D costs are charged to operating costs as incurred. Company-funded R&D costs charged to operating costs totaled $2.0 billion, $1.6 billion and $1.5 billion in 2025, 2024 and 2023.
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
Receivables – Receivables, net represent our unconditional right to consideration under the contract and include amounts billed and currently due from customers. Receivables, net are recorded at the net amount expected to be collected. There were no significant impairment losses related to our receivables in 2025, 2024 or 2023.
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
Inventories – We record inventories at the lower of cost or estimated net realizable value. The majority of our inventory represents work-in-process for contracts where control has not yet passed to the customer. Work-in-process primarily consists of labor, material, subcontractor, and overhead costs. In addition, costs incurred to fulfill a contract in advance of the contract being awarded are recorded in inventories as work-in-process if we determine that those costs relate directly to a contract or to an anticipated contract that we can specifically identify and contract award is probable, the costs generate or enhance resources that will be used in satisfying performance obligations, and the costs are recoverable (referred to as pre-contract costs). Pre-contract costs that are initially capitalized in inventory are generally recognized as operating cost consistent with the transfer of products and services to the customer upon the receipt of the anticipated contract. All other pre-contract costs, including start-up costs, are expensed as incurred. We determine the costs of other inventories such as materials, spares and supplies by using the first-in first-out or average cost methods. If events or changes in circumstances indicate that pre-contract costs are no longer recoverable or the utility of our inventories have diminished through damage, deterioration, obsolescence, changes in price or other causes, a loss is recognized in the period in which it occurs.
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

Capitalized software – We capitalize certain costs associated with the development or purchase of internal-use software. The amounts capitalized are included in other noncurrent assets on our consolidated balance sheets and are amortized on a straight-line basis over the estimated useful life of the resulting software, which ranges from two to 15 years. As of December 31, 2025 and 2024, capitalized software totaled $2.4 billion and $1.9 billion, net of accumulated amortization of $3.4 billion and $3.1 billion. No amortization expense is recorded until the software is ready for its intended use. Amortization expense related to capitalized software was $393 million in 2025, $346 million in 2024 and $263 million in 2023.
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
Investments – We hold a portfolio of marketable securities to fund our non-qualified employee benefit plans. A portion of these securities are held in common/collective trust funds and are measured at fair value using Net Asset Value (NAV) per share as a practical expedient. Marketable securities accounted for as trading are recorded at fair value on a recurring basis and are included in other noncurrent assets on our consolidated balance sheets. Gains and losses on these investments are included in other unallocated, net within operating costs and expenses on our consolidated statements of earnings.
We make investments in companies that we believe are advancing or developing new technologies applicable to our business. These investments are primarily in early-stage companies and may be in the form of common or preferred stock, warrants, convertible debt securities, investments in funds or equity method investments. Most of these investments are in equity securities without readily determinable fair values (privately held securities), which are measured initially at cost and are then adjusted to fair value only if there is an observable price change or reduced for impairment, if applicable. The carrying amounts of the investments were $669 million and $600 million at December 31, 2025 and December 31, 2024 and are included on our consolidated balance sheets within other assets, both current and noncurrent. Changes in fair value and/or sales of investments are reflected in the other non-operating income, net account on our consolidated statements of earnings. We recorded net gains of $55 million ($41 million, or $0.18 per share, after tax) and $22 million ($17 million, or $0.07 per share, after-tax) during 2025 and 2024 and net losses of $64 million ($48 million, or $0.19 per share, after-tax) during 2023.
Equity method investments – Investments where we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in other noncurrent assets on our consolidated balance sheets. Significant influence typically exists if we have a 20% to 50% ownership interest in the investee. Under this method of accounting, our share of the net earnings or losses of the investee is included in operating profit in other income, net on our consolidated statements of earnings since the activities of the investee are closely aligned with the operations of the business segment holding the investment. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. As of December 31, 2025 and December 31, 2024, our equity method investments totaled $653 million and $654 million, which was primarily composed of our investment in the United Launch Alliance (ULA) joint venture. Our share of net earnings related to our equity method investees was $28 million in 2025, $56 million in 2024 and $40 million in 2023, of which approximately $5 million, $45 million and $20 million was included in our Space business segment operating profit.
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

Our operating lease agreements may include options to extend the lease term or terminate it early. We include options to extend or terminate leases in the ROU operating lease asset and liability when it is reasonably certain we will exercise these options. Operating lease expense is recognized on a straight-line basis over the lease term and is included in operating costs and expenses on our consolidated statements of earnings.

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
Retirement benefits – Many of our employees and retirees participate in various retirement benefit plans including defined benefit pension, retiree medical and life insurance, disability insurance, and defined contribution savings plans. Obligation amounts we record related to our defined benefit pension plans are computed based on service to date, using actuarial valuations that are based in part on certain key economic assumptions we make, including the discount rate, the expected long-term rate of return on plan assets and other actuarial assumptions including participant longevity (also known as mortality).
A market-related value of our plan assets, equal to the fair value adjusted for recognition of the difference between actual and expected asset returns over the prior three-year period, is used to develop the expected return on assets included in expense. Net outstanding gains or losses are amortized to expense using the corridor method, where they are recognized over a period of years to the extent they exceed 10% of the greater of market-related value of plan assets or benefit obligations.
We recognize on a plan-by-plan basis the funded status of our defined benefit pension plans as either an asset recorded within other noncurrent assets or a liability recorded within noncurrent liabilities on our consolidated balance sheets. The GAAP funded status is measured as the difference between the fair value of the plan’s assets and the benefit obligation of the plan. The funded status under the Employee Retirement Income Security Act of 1974 (ERISA), as amended, is calculated on a different basis than under GAAP.
Postemployment benefits – We record a liability for postemployment benefits, such as severance or job training, typically when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have accumulated.
Environmental matters – We record a liability for environmental matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. The amount of liability recorded is based on our estimate of the costs to be incurred for remediation at a particular site. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined. Our environmental liabilities are recorded on our consolidated balance sheets within other liabilities, both current and noncurrent. We expect to include a substantial portion of environmental costs in our sales and operating costs in future periods pursuant to U.S. Government regulation. At the time a liability is recorded for future environmental costs, we record assets for estimated future recovery considered probable through the pricing of products and services to agencies of the U.S. Government, regardless of the contract form (e.g., cost-reimbursable, fixed-price). We continually evaluate the recoverability of our assets for the portion of environmental costs that are probable of future recovery by assessing, among other factors, U.S. Government regulations, our U.S. Government business base and contract mix, our history of receiving reimbursement of such costs, and efforts by some U.S. Government representatives to limit such reimbursement. We include the portions of those environmental costs expected to be allocated to our non-U.S. government contracts, or determined not to be recoverable under U.S. Government contracts, in our operating costs at the time the liability is established or adjusted. Our assets for the portion of environmental costs that are probable of future recovery are recorded on our consolidated balance sheets within other assets, both current and noncurrent. We project costs and recovery of costs over approximately 20 years.
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
Recent Accounting Pronouncements
In December 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The ASU establishes guidance for the recognition, measurement, and presentation of government grants received by business entities. Under the new standard, a government grant is recognized only when it is probable that (i) the entity will satisfy the grant’s conditions and (ii) the grant will be received. If those conditions are met, the grant is classified either as a grant related to income or as a grant related to an asset, and the classification determines the appropriate accounting treatment. ASU No. 2025-10 retains the existing disclosure requirements in FASB Accounting Standards Codification (ASC) Topic 832, Government Assistance. For public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2028, and for interim reporting periods within those annual reporting periods, with early adoption permitted. Entities may adopt the amendments using a modified-prospective, modified-retrospective, or full-retrospective approach for all government grants. We are currently evaluating the impact of the ASU on our disclosures and financial statements, including the approach and the timing of adoption.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This guidance removes all references to project stages throughout ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. Under the new standard, cost capitalization should only commence when an entity has committed to funding a software project and it is probable the project will be completed and the software will be used for its intended function. The amendments are effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Entities may apply the guidance using a prospective, retrospective or modified transition approach. Early adoption is permitted as of the beginning of an annual reporting period. We are currently determining the preferred transition approach and assessing the impact of the ASU on our disclosures and financial statements, including the timing of its adoption.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires entities to disclose certain expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization, by caption. In addition, entities must provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The amendments are effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The ASU will affect only our disclosures and will not impact our results of operations or financial condition. We are currently evaluating the timing of its adoption.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires public business entities to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU No. 2023-09 requires companies to disclose further information about income taxes paid. The standard is effective for annual periods beginning after December 15, 2024, and may be applied prospectively or retrospectively. We adopted the ASU prospectively for the period ending December 31, 2025, and it affects only our disclosures and does not impact our results of operations or financial condition.

Note 2 – Earnings Per Share
The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	2025	2024	2023
Weighted average common shares outstanding for basic computations	232.7	238.3	250.3
Weighted average dilutive effect of equity awards	0.8	0.9	0.9
Weighted average common shares outstanding for diluted computations	233.5	239.2	251.2
We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units (RSUs) and performance stock units (PSUs) based on the treasury stock method. There were no significant anti-dilutive equity awards for the years ended December 31, 2025, 2024 and 2023. Basic and diluted weighted average common shares outstanding decreased in 2025 compared to 2024 due to share repurchases.
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
•Missiles and Fire Control – Provides air and missile defense systems; tactical missiles and precision strike weapon systems; logistics; fire control systems; and mission operations support, readiness, engineering support and integration services.
•Rotary and Mission Systems – Designs, manufactures, services and supports various military and commercial helicopters, sea- and land-based missile defense systems, radar systems, laser systems, sea- and air-based mission and combat systems, command and control mission solutions, cyber solutions, simulation and training solutions, and services and supports surface ships.
•Space – Engaged in the research and design, development, engineering and production of satellites, space transportation systems, and strategic, advanced strike, and defensive systems. Space provides network-enabled situational awareness and integrates complex space and ground global systems to help our customers gather, analyze and securely distribute critical intelligence data. Space is also responsible for various classified systems and services in support of vital national security systems. Operating profit for our Space business segment also includes our share of earnings for our 50% ownership interest in ULA, which provides expendable launch services to the U.S. Government and commercial customers. Our investment in ULA totaled $551 million at both December 31, 2025 and 2024.

Selected Financial Data by Business Segment
Sales and operating profit of our business segments exclude intersegment sales, operating costs and expenses and profit as these activities are eliminated in consolidation and thus are not included in management’s evaluation of performance of each segment. Our Chief Executive Officer (CEO) and Chief Operating Officer (COO) serve as our Chief Operating Decision Makers (CODMs) and are responsible for reviewing segment performance and making decisions regarding resource allocation. Our CODMs evaluate each segment’s performance based on metrics such as sales, operating profit, and other key financial indicators, guiding strategic decisions to align with company-wide goals. Business segment operating profit includes our share of earnings or losses from equity method investees as the operating activities of the equity method investees are closely aligned with the operations of our business segments.
Summary Operating Results
Sales, operating costs and expenses and operating profit for each of our business segments were as follows (in millions):

	2025	2024	2023
Sales
Aeronautics	$30,257	$28,618	$27,474
Missiles and Fire Control	14,450	12,682	11,253
Rotary and Mission Systems	17,312	17,264	16,239
Space	13,029	12,479	12,605
Total sales	$75,048	$71,043	$67,571
Operating costs and expenses
Aeronautics	$28,168	$26,093	$24,649
Missiles and Fire Control	12,461	12,277	9,712
Rotary and Mission Systems	16,041	15,391	14,399
Space	11,689	11,308	11,473
Total operating costs and expenses	$68,359	$65,069	$60,233
Operating profit (a)
Aeronautics	$2,086	$2,523	$2,825
Missiles and Fire Control	1,989	413	1,541
Rotary and Mission Systems	1,323	1,921	1,865
Space	1,345	1,226	1,158
Total business segment operating profit	6,743	6,083	7,389
Unallocated items
FAS/CAS pension operating adjustment	1,518	1,624	1,660
Intangible asset amortization expense	(254)	(247)	(247)
Impairment and other charges	(66)	(87)	(92)
Other, net	(210)	(360)	(203)
Total unallocated, net	988	930	1,118
Total consolidated operating profit	$7,731	$7,013	$8,507
(a)Operating profit by segment includes certain immaterial items, such as other income (primarily equity earnings) that are not presented separately in the table. Accordingly, the difference between sales less operating costs and expenses may not equal operating profit by segment.

Unallocated Items
Business segment operating profit excludes the FAS/CAS pension operating adjustment discussed below, a portion of corporate costs not considered allowable or allocable to contracts with the U.S. Government under the applicable U.S. Government Cost Accounting Standards (CAS) or Federal Acquisition Regulations (FAR), and other items not considered part of management’s evaluation of segment operating performance such as a portion of management and administration costs, legal fees and settlements, stock-based compensation expense, changes in the fair value of assets and liabilities for deferred compensation plans, retirement benefits, significant severance charges, significant asset impairments, gains or losses from divestitures, intangible asset amortization expense, and other miscellaneous corporate activities. Collectively these items are included in “Unallocated items” to reconcile total segment operating profit to consolidated operating profit. See “Note 1 –

Organization and Significant Accounting Policies” (under the caption “Use of Estimates”) for a discussion related to certain factors that may impact the comparability of sales and operating profit of our business segments.
FAS/CAS Pension Operating Adjustment
Our business segments’ results of operations include pension expense only as calculated under CAS, which we refer to as CAS pension cost. We recover CAS pension cost through the pricing of our products and services on U.S. Government contracts and, therefore, recognize CAS pension cost in each of our business segments’ sales and operating costs and expenses. Our consolidated financial statements must present pension expense calculated in accordance with Financial Accounting Standards (FAS) requirements under U.S. GAAP. The operating portion of the total FAS/CAS pension adjustment represents the difference between the service cost component of FAS pension (expense) income and total CAS pension cost. The non-service FAS pension (expense) income components are included in non-service FAS pension (expense) income in our consolidated statements of earnings. As a result, to the extent that CAS pension cost exceeds the service cost component of FAS pension (expense) income, we have a favorable FAS/CAS pension operating adjustment.
The total FAS/CAS pension adjustments, including the service and non-service cost components of FAS pension (expense) income for our qualified defined benefit pension plans, were as follows (in millions):

	2025	2024	2023
Total FAS (expense) income and CAS cost
FAS pension (expense) income	$(924)	$2	$378
Less: CAS pension cost	1,568	1,684	1,725
Total FAS/CAS pension adjustment	$644	$1,686	$2,103

Service and non-service cost reconciliation
FAS pension service cost	$(50)	$(60)	$(65)
Less: CAS pension cost	1,568	1,684	1,725
Total FAS/CAS pension operating adjustment	1,518	1,624	1,660
Non-service FAS pension (expense) income	(874)	62	443
Total FAS/CAS pension adjustment	$644	$1,686	$2,103
The decrease in the FAS/CAS pension adjustment in 2025 was principally driven by a noncash, non-operating pension settlement charge of $479 million ($377 million, or $1.63 per share, after-tax) in connection with the transfer of $943 million of our gross defined benefit pension obligations and related plan assets to insurance companies in December 2025. See “Note 11 – Retirement Benefits” for more information.
Intersegment Sales
Sales between our business segments are excluded from our consolidated and segment operating results as these activities are eliminated in consolidation. Intersegment sales for each of our business segments were as follows (in millions):

	2025	2024	2023
Intersegment sales
Aeronautics	$381	$377	$303
Missiles and Fire Control	868	804	688
Rotary and Mission Systems	2,371	2,320	2,125
Space	328	392	358
Total intersegment sales	$3,948	$3,893	$3,474

Disaggregation of Sales
Sales by products and services, contract type, customer category and geographic region for each of our business segments were as follows (in millions):

	2025
	Aeronautics	MFC	RMS	Space	Total
Sales
Products	$24,617	$12,977	$14,188	$10,872	$62,654
Services	5,640	1,473	3,124	2,157	12,394
Total sales	$30,257	$14,450	$17,312	$13,029	$75,048
Sales by contract type
Fixed-price	$20,393	$10,523	$10,766	$3,518	$45,200
Cost-reimbursable	9,864	3,927	6,546	9,511	29,848
Total sales	$30,257	$14,450	$17,312	$13,029	$75,048
Sales by customer
U.S. Government	$19,307	$10,194	$11,126	$12,785	$53,412
International (a)	10,916	4,245	5,967	215	21,343
U.S. commercial and other	34	11	219	29	293
Total sales	$30,257	$14,450	$17,312	$13,029	$75,048
Sales by geographic region
United States	$19,341	$10,205	$11,345	$12,814	$53,705
Europe	5,567	1,728	1,411	99	8,805
Asia Pacific	3,825	1,065	2,816	109	7,815
Middle East	589	1,383	885	7	2,864
Other	935	69	855	—	1,859
Total sales	$30,257	$14,450	$17,312	$13,029	$75,048

	2024
	Aeronautics	MFC	RMS	Space	Total
Sales
Products	$23,598	$11,275	$14,005	$10,399	$59,277
Services	5,020	1,407	3,259	2,080	11,766
Total sales	$28,618	$12,682	$17,264	$12,479	$71,043
Sales by contract type
Fixed-price	$19,603	$8,774	$10,870	$3,481	$42,728
Cost-reimbursable	9,015	3,908	6,394	8,998	28,315
Total sales	$28,618	$12,682	$17,264	$12,479	$71,043
Sales by customer
U.S. Government	$19,314	$9,043	$11,469	$12,218	$52,044
International (a)	9,182	3,629	5,463	241	18,515
U.S. commercial and other	122	10	332	20	484
Total sales	$28,618	$12,682	$17,264	$12,479	$71,043
Sales by geographic region
United States	$19,436	$9,053	$11,801	$12,238	$52,528
Europe	5,071	1,327	1,243	75	7,716
Asia Pacific	2,763	763	2,556	159	6,241
Middle East	808	1,473	787	7	3,075
Other	540	66	877	—	1,483
Total sales	$28,618	$12,682	$17,264	$12,479	$71,043

	2023
	Aeronautics	MFC	RMS	Space	Total
Sales
Products	$22,758	$9,919	$12,913	$10,675	$56,265
Services	4,716	1,334	3,326	1,930	11,306
Total sales	$27,474	$11,253	$16,239	$12,605	$67,571
Sales by contract type
Fixed-price	$18,664	$7,661	$10,403	$3,276	$40,004
Cost-reimbursable	8,810	3,592	5,836	9,329	27,567
Total sales	$27,474	$11,253	$16,239	$12,605	$67,571
Sales by customer
U.S. Government	$18,311	$7,769	$10,961	$12,382	$49,423
International (a)	9,034	3,473	4,983	154	17,644
U.S. commercial and other	129	11	295	69	504
Total sales	$27,474	$11,253	$16,239	$12,605	$67,571
Sales by geographic region
United States	$18,440	$7,780	$11,256	$12,451	$49,927
Europe	4,898	786	1,265	62	7,011
Asia Pacific	2,800	687	2,275	89	5,851
Middle East	987	1,844	721	2	3,554
Other	349	156	722	1	1,228
Total sales	$27,474	$11,253	$16,239	$12,605	$67,571
(a)International sales include FMS contracted through the U.S. Government, direct commercial sales with international governments and commercial and other sales to international customers.
Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, multi-variant, stealth fighter aircraft. Sales for the F-35 program represented approximately 27% of our consolidated sales during 2025 and 26% during both 2024 and 2023.
Capital Expenditures and PP&E Depreciation and Software Amortization

	2025	2024	2023
Capital expenditures
Aeronautics	$503	$593	$535
Missiles and Fire Control	235	265	252
Rotary and Mission Systems	243	230	220
Space	342	366	455
Total business segment capital expenditures	1,323	1,454	1,462
Corporate activities	326	231	229
Total capital expenditures	$1,649	$1,685	$1,691
PP&E depreciation and software amortization
Aeronautics	$474	$452	$416
Missiles and Fire Control	192	183	175
Rotary and Mission Systems	235	227	220
Space	311	270	221
Total business segment depreciation and amortization	1,212	1,132	1,032
Corporate activities (a)	475	427	398
Total depreciation and amortization	$1,687	$1,559	$1,430
(a)Includes amortization of purchased intangibles.

Assets
Total assets for each of our business segments were as follows (in millions):

	2025	2024
Assets
Aeronautics	$14,673	$13,223
Missiles and Fire Control	6,304	5,952
Rotary and Mission Systems	16,576	17,025
Space	7,755	7,388
Total business segment assets	45,308	43,588
Corporate assets (a)	14,532	12,029
Total assets	$59,840	$55,617
(a)Corporate assets primarily include cash and cash equivalents, deferred income taxes, assets for the portion of environmental costs that are probable of future recovery, property, plant and equipment used in our corporate operations, assets held in a trust for deferred compensation plans, and other marketable investments.
Note 4 – Receivables, net, Contract Assets and Contract Liabilities
Receivables, net, contract assets and contract liabilities were as follows (in millions):

	2025	2024
Receivables, net	$3,901	$2,351
Contract assets	13,001	12,957
Contract liabilities	11,440	9,795
Receivables, net consist of approximately $3.0 billion from the U.S. Government and $877 million from other governments and commercial customers as of December 31, 2025. Substantially all accounts receivable at December 31, 2025 are expected to be collected in 2026. We do not believe we have significant exposure to credit risk as the majority of our accounts receivable are due from the U.S. Government either as the ultimate customer or in connection with foreign military sales.
Contract assets are net of progress payments and performance based payments from our customers as well as advance payments from non-U.S. government customers totaling approximately $56.5 billion and $55.6 billion as of December 31, 2025 and 2024. Contract assets increased $44 million during 2025. There were no significant credit or impairment losses related to our contract assets during 2025 and 2024. We expect to bill our customers for the majority of the December 31, 2025 contract assets during 2026.
Contract liabilities increased $1.6 billion during 2025, primarily due to payments received in excess of revenue recognized on these performance obligations (primarily on the C-130 and F-35 programs at Aeronautics and Sikorsky at RMS). During 2025, we recognized $6.3 billion of our contract liabilities at December 31, 2024 as revenue. During 2024, we recognized $5.9 billion of our contract liabilities at December 31, 2023 as revenue. During 2023, we recognized $5.1 billion of our contract liabilities at December 31, 2022 as revenue.
Note 5 – Inventories
Inventories consisted of the following (in millions):

	2025	2024
Materials, spares and supplies	$659	$661
Work-in-process	2,667	2,617
Finished goods	198	196
Total inventories	$3,524	$3,474
Costs incurred to fulfill a contract in advance of the contract being awarded are included in inventories as work-in-process if we determine that those costs relate directly to a contract or to an anticipated contract that we can specifically identify and determine that the contract award is probable, the costs generate or enhance resources that will be used in satisfying performance obligations, and the costs are recoverable (referred to as pre-contract costs). These advanced procurement costs are generally incurred in order to enhance our ability to achieve schedule and certain customer milestones. Pre-contract costs that are initially capitalized in inventory are generally recognized as operating costs consistent with the transfer of products and services to the customer upon the receipt of the anticipated contract. All other pre-contract costs, including start-up costs, are expensed as incurred. As of both December 31, 2025 and 2024, $1.5 billion of pre-contract costs (primarily F-35 and classified contracts at our Aeronautics business segment and Sikorsky programs at our RMS business segment) were included in work-in-process inventories.
Note 6 – Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following (in millions):

	2025	2024
Land	$147	$143
Buildings	10,209	9,624
Machinery and equipment	10,941	10,399
Construction in progress	1,806	2,053
Total property, plant and equipment	23,103	22,219
Less: accumulated depreciation	(14,228)	(13,493)
Total property, plant and equipment, net	$8,875	$8,726
Depreciation expense related to plant and equipment was $1.0 billion in 2025, $967 million in 2024 and $920 million in 2023.
Note 7 – Goodwill and Acquired Intangibles
Changes in the carrying amount of goodwill by business segment were as follows (in millions):

	Aeronautics	MFC	RMS	Space	Total
Balance at December 31, 2023	$196	$2,086	$6,741	$1,776	$10,799
Acquisitions	—	—	—	298	298
Other	—	(1)	(29)	—	(30)
Balance at December 31, 2024	196	2,085	6,712	2,074	11,067
Acquisitions	—	—	—	217	217
Other	—	4	25	1	30
Balance at December 31, 2025	$196	$2,089	$6,737	$2,292	$11,314
The gross carrying amounts and accumulated amortization of our acquired intangible assets consisted of the following (useful life in years, $ in millions):

		2025			2024
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived:
Customer programs	3 - 20	$3,186	$(2,342)	$844	$3,186	$(2,128)	$1,058
Customer relationships	5 - 10	94	(94)	—	94	(91)	3
Other	5 - 10	281	(75)	206	156	(39)	117
Total finite-lived intangibles		3,561	(2,511)	1,050	3,436	(2,258)	1,178
Indefinite-Lived:
Trademark		837	—	837	837	—	837
Total acquired intangibles		$4,398	$(2,511)	$1,887	$4,273	$(2,258)	$2,015
Acquired finite-lived intangible assets are amortized to expense primarily on a straight-line basis over their estimated useful lives.
Amortization expense for acquired finite-lived intangible assets was $254 million for 2025 and $247 million for both 2024 and 2023. Estimated future amortization expense is as follows: $199 million in 2026; $198 million in 2027; $193 million in 2028; $184 million in 2029; and $121 million in 2030.

Note 8 – Leases
We generally enter into operating lease agreements for facilities, land and equipment. Our ROU operating lease assets were $976 million at December 31, 2025. Operating lease liabilities were $1.1 billion, of which $825 million were classified as noncurrent, at December 31, 2025. New ROU operating lease assets and liabilities entered into during 2025 were $133 million. The weighted average remaining lease term and discount rate for our operating leases were approximately 6.6 years and 3.8% at December 31, 2025.
We recognized operating lease expense of $258 million, $260 million and $273 million in 2025, 2024 and 2023. In addition, we made cash payments of $256 million, $258 million and $267 million for operating leases in 2025, 2024 and 2023, which are included in cash flows from operating activities in our consolidated statements of cash flows.
Future minimum lease commitments at December 31, 2025 were as follows (in millions):

	Total	2026	2027	2028	2029	2030	Thereafter
Operating leases	$1,212	$279	$215	$177	$152	$101	$288
Less: imputed interest	141
Total	$1,071
Note 9 – Income Taxes

Income before Income Tax Expense

U.S. and foreign income before income tax expense are as follows (in millions):

2025
Income before income tax expense:
U.S.	$5,531
Foreign	391
Total income before income tax expense	$5,922

Income Tax Provisions

Federal and foreign income tax expense consisted of the following (in millions):

	2025	2024	2023
Federal income tax expense (benefit):
Current	$411	$1,352	$1,574
Deferred	374	(604)	(503)
Total federal income tax expense	785	748	1,071
Foreign income tax expense (benefit):
Current	122	120	102
Deferred	(2)	16	5
Total foreign income tax expense	120	136	107
Total federal and foreign income tax expense	$905	$884	$1,178
Our total net state income tax expense was $84 million for 2025, $121 million for 2024, and $115 million for 2023. State income taxes are allowable costs in establishing prices for the products and services we sell to the U.S. Government. Therefore, state income tax expenses are included in operating costs and expenses. As a result, the impact of certain transactions on our operating profit and of other matters presented in these consolidated financial statements is disclosed net of state income taxes.

A reconciliation of the U.S. federal statutory income tax expense to actual income tax expense is as follows (in millions):

	2025
	Amount	Rate
Income tax expense at the U.S. federal statutory tax rate	$1,244	21.0%
Research and development tax credit	(187)	(3.2)
Effects of cross-border tax laws	(97)	(1.6)
Changes in unrecognized tax benefits
Research and development tax credit	(142)	(2.4)
Settlement with tax authorities	110	1.9
Other	(48)	(0.7)
Foreign tax effects	72	1.2
Tax deductible dividends	(68)	(1.1)
Other adjustments	21	0.2
Income tax expense	$905	15.3%

A reconciliation of the U.S. federal statutory income tax expense to actual income tax expense is as follows (in millions):

	2024		2023
	Amount	Rate	Amount	Rate
Income tax expense at the U.S. federal statutory tax rate	$1,306	21.0%	$1,701	21.0%
Foreign derived intangible income deduction	(210)	(3.4)	(185)	(2.3)
Research and development tax credit	(207)	(3.3)	(227)	(2.8)
Tax deductible dividends	(69)	(1.1)	(69)	(0.9)
Excess tax benefits for stock-based payment awards	(20)	(0.3)	(25)	(0.3)
Other, net (a)	84	1.3	(17)	(0.2)
Income tax expense	$884	14.2%	$1,178	14.5%
(a)Other, net includes foreign income tax expenses for all years.
The higher effective income tax rate in 2025 was attributable to the One Big Beautiful Bill Act (the Tax Act) primarily driven by lower tax deductions for foreign derived intangible income partially offset by the favorable resolution of certain federal income tax audit items with the Internal Revenue Service (IRS). The rates for all periods benefited from research and development tax credits, dividends paid to our defined contribution plans with an employee stock ownership plan feature, tax deductions for foreign derived intangible income and employee equity awards.
Income Tax Payments
The income taxes paid by jurisdiction consisted of the following (in millions):

2025
Federal	$644
Foreign	144
Total income taxes paid	$788
Our federal and foreign income tax payments, net of refunds, were $788 million in 2025, $1.3 billion in 2024 and $1.8 billion in 2023.

Uncertain Tax Positions

The change in unrecognized tax benefits were as follows (in millions):

	2025	2024	2023
Balance at January 1	$229	$146	$1,622
Additions based on tax positions related to the current year	13	78	50
Additions for tax positions of prior years	—	8	32
Reductions for tax positions of prior years	(100)	(2)	(1,526)
Settlements with tax authorities	(90)	—	(33)
Other, net	—	(1)	1
Balance at December 31	$52	$229	$146

As of December 31, 2025, our liabilities associated with uncertain tax positions were $52 million compared to $229 million as of December 31, 2024. The decrease was primarily attributable to the favorable resolution of certain federal income tax audit items with the IRS as discussed below. This uncertain tax position, if recognized, would have an immaterial impact to our effective tax rate.
During the second quarter of 2025, the IRS issued a Notice of Proposed Adjustment (NOPA) dated May 20, 2025 for 2018‑2020. The proposed adjustments stemmed from a tax‑accounting method change that was adopted in 2018 in connection with our ASC 606 implementation and the 2017 Tax Cuts and Jobs Act. This matter was resolved in the fourth quarter of 2025, and the corresponding uncertain tax position, along with any accrued interest and penalties, recorded in the second and third quarters of 2025 was removed from our December 31, 2025 balance. Also during the fourth quarter of 2025, we entered into an agreed Revenue Agent Report (RAR) for the 2018-2022 federal income tax returns, resolving the remaining open federal income tax audit issues for those years.
Additionally, we recognize accrued interest and penalties related to unrecognized tax benefits as part of our income tax expense. For the years ended December 31, 2025, 2024 and 2023, our accrued interest and penalties related to unrecognized tax benefits were not material.
Deferred Income Taxes
The primary components of our federal and foreign deferred income tax assets and liabilities at December 31 were as follows (in millions):

	2025	2024
Deferred tax assets related to:
Pensions	$999	$1,184
Accrued compensation and benefits	764	741
Contract accounting methods	1,217	949
Research and development expenditures	1,200	1,643
Domestic company operating losses and credits (a)	269	83
Other (b)	343	528
Valuation allowance	(60)	(41)
Deferred tax assets, net	4,732	5,087
Deferred tax liabilities related to:
Goodwill and intangible assets	580	545
Property, plant and equipment	512	371
Other (b)	683	638
Deferred tax liabilities	1,775	1,554
Net deferred tax assets	$2,957	$3,533
(a)Federal net operating losses do not expire. Includes foreign tax credit carryforward for 2025.
(b)Includes deferred tax assets and liabilities related to lease liabilities and ROU assets.
We and our subsidiaries file federal income tax returns in the U.S. and income tax returns in various foreign jurisdictions. With few exceptions, the statute of limitations for these jurisdictions is no longer open for audit or examination for the years before 2018 with respect to various foreign jurisdictions and federal income taxes in the U.S.
We are also subject to taxation in various states and foreign jurisdictions including Australia, Canada, India, Italy, Japan, Poland, and the United Kingdom. We are under, or may be subject to, audit or examination and additional assessments by the relevant authorities.
Note 10 – Debt
Our total debt consisted of the following (in millions):

	2025	2024
Notes
4.95% due 2025	$—	$500
3.55% due 2026	1,000	1,000
5.10% due 2027	750	750
4.45% and 4.15% due 2028	1,000	500
4.50% due 2029	650	650
1.85% and 4.40% due 2030	1,150	400
4.70% due 2031	600	600
3.90% due 2032	800	800
5.25% due 2033	1,000	1,000
4.75% and 4.80% due 2034	1,450	1,450
3.60% and 5.00% due 2035	1,250	500
4.50% and 6.15% due 2036	1,054	1,054
4.07% due 2042	1,336	1,336
3.80% due 2045	1,000	1,000
4.70% due 2046	1,326	1,326
2.80% due 2050	750	750
4.09% due 2052	1,579	1,578
4.15% due 2053	850	850
5.70% due 2054	1,000	1,000
5.20% due 2055	1,050	1,050
4.30% due 2062	650	650
5.90% due 2063	750	750
5.20% due 2064	750	750
Other notes with rates from 4.85% to 8.50%, due 2026 to 2041	1,169	1,313
Total debt	22,914	21,557
Less: unamortized discounts and issuance costs	(1,214)	(1,287)
Total debt, net	21,700	20,270
Less: current portion	(1,168)	(643)
Long-term debt, net	$20,532	$19,627
Revolving Credit Facilities
On December 5, 2025, we entered into a new unsecured 364-Day Revolving Credit Agreement (the 364-Day Revolving Credit Agreement), which provides for a revolving credit facility of $3.0 billion. The 364-Day Revolving Credit Agreement matures on December 4, 2026, however, we may elect to convert the entire outstanding balance into a term loan for an additional one-year, payable on December 4, 2027. The 364-Day Revolving Credit Agreement is available for any of our lawful corporate purposes, including the support of commercial paper borrowings. There were no borrowings under the 364-Day Revolving Credit Agreement at December 31, 2025.
On August 24, 2022, we entered into a Revolving Credit Agreement (the Revolving Credit Agreement) with various banks which provides for a $3.0 billion five-year unsecured revolving credit facility. Effective August 28, 2025, we amended the Revolving Credit Agreement to extend the expiration date of the Revolving Credit Agreement from August 24, 2029 to

August 24, 2030. The Revolving Credit Agreement is available for any of our lawful corporate purposes, including supporting commercial paper borrowings. There were no borrowings under the Revolving Credit Agreement at December 31, 2025 and 2024.
Commercial Paper
We have agreements in place with financial institutions to provide for the issuance of commercial paper. The outstanding balance of commercial paper can fluctuate daily and the amount outstanding during the period may be greater or less than the amount reported at the end of the period. There were no commercial paper borrowings outstanding as of December 31, 2025. All of our commercial paper borrowings had maturities less than three months from the date of issuance. We may, as conditions warrant, issue commercial paper backed by our revolving credit agreements to manage the timing of cash flows.
Long Term Debt
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
On December 11, 2024, we issued a total of $1.0 billion of senior unsecured notes, consisting of $600 million aggregate principal amount of 4.70% Notes due December 15, 2031 (the 2031 Notes) and $400 million aggregate principal amount of 5.20% Notes due February 15, 2055 (the 2055 Notes together with 2031 Notes, the More Recent Notes). The 2055 Notes were issued as additional notes under the indenture pursuant to the initial 2055 Notes and have the same terms as the initial 2055 Notes other than the date of issuance and the issue price. With the issuance of the 2055 Notes, the aggregate principal amount of outstanding 5.20% Notes due February 15, 2055 is $1,050 million. Net proceeds of $990 million were received from the offering after deducting pricing discounts and debt issuance costs, excluding accrued interest on the 2055 Notes. The pricing discounts and debt issuance costs are being amortized and recorded as interest expense over the term of the More Recent Notes. We will pay interest on the 2031 Notes semi-annually in arrears on June 15 and December 15 of each year, with the first payment made on June 15, 2025. We will pay interest on the 2055 notes semi-annually in arrears on February 15 and August 15 of each year, with the first payment made on February 15, 2025. We may, at our option, redeem the More Recent Notes of any series in whole or in part at any time and from time to time at a redemption price equal to the greater of 100% of the principal amount of the More Recent Notes to be redeemed or an applicable make-whole amount, plus accrued and unpaid interest to the date of redemption. The More Recent Notes rank equally in right of payment with all of our existing unsecured and unsubordinated indebtedness.
On January 29, 2024, we issued a total of $2.0 billion of senior unsecured notes, consisting of $650 million aggregate principal amount of 4.50% Notes due 2029 (the 2029 Notes), $600 million aggregate principal amount of 4.80% Notes due 2034 (the 2034 Notes) and $750 million aggregate principal amount of 5.20% Notes due 2064 (the 2064 Notes and, together with the 2029 Notes and 2034 Notes, the Recent Notes). Net proceeds of $1.98 billion were received from the offering after deducting pricing discounts and debt issuance costs, which are being amortized and recorded as interest expense over the term of the Recent Notes. We pay interest on the Recent Notes semi-annually in arrears on February 15 and August 15 of each year with the first payment made on August 15, 2024. We may, at our option, redeem the Recent Notes of any series in whole or in part at any time and from time to time at a redemption price equal to the greater of 100% of the principal amount of the Recent Notes to be redeemed or an applicable make-whole amount, plus accrued and unpaid interest to the date of redemption. The Recent Notes rank equally in right of payment with all of our existing unsecured and unsubordinated indebtedness.
We made interest payments of approximately $1.0 billion, $950 million and $832 million during the years ended December 31, 2025, 2024 and 2023.
Note 11 – Retirement Benefits
Plan Descriptions
Many of our employees and retirees participate in various retirement benefit plans including defined benefit pension, retiree medical and life insurance, disability insurance, and defined contribution retirement savings plans. Substantially all of our retirement benefit obligations relate to U.S. based defined benefit pension plans and retiree medical and life insurance plans.

The majority of our U.S. defined benefit pension plans provide for benefits within limits imposed by federal tax law (referred to as qualified plans). However, certain of our U.S. defined benefit pension plans provide for benefits in excess of qualified plan limits imposed by federal tax law (referred to as nonqualified plans).

Salaried employees hired after December 31, 2005 are not eligible to participate in our qualified defined benefit pension plans, but are eligible to participate in a qualified defined contribution plan and other retirement savings plans for which they may qualify. They also have the ability to participate in our retiree medical plans, but we do not subsidize the cost of their participation in those plans as we do with employees hired before January 1, 2006. Over the last few years, we have negotiated similar changes with various labor organizations such that new union represented employees do not participate in our defined benefit pension plans. Our defined benefit pension plans for salaried employees were fully frozen effective January 1, 2020, at which time such employees no longer earn additional benefits under the defined benefit pension plans.

In December 2025, we executed buy-out conversions of group annuity contracts previously purchased using assets from certain of our qualified defined benefit pension plans transferring the related pension obligations of $943 million and requiring recognition of a noncash, non-operating pretax settlement charge in earnings of $479 million.
Qualified Defined Benefit Pension Plans and Retiree Medical and Life Insurance Plans
FAS (Expense) Income
The pretax FAS (expense) income related to our qualified defined benefit pension plans and retiree medical and life insurance plans included the following (in millions):

	Qualified Defined Benefit Pension Plans			Retiree Medical and Life Insurance Plans
	2025	2024	2023	2025	2024	2023
Operating:
Service cost	$(50)	$(60)	$(65)	$(3)	$(5)	$(5)
Non-operating:
Interest cost	(1,472)	(1,398)	(1,459)	(58)	(63)	(68)
Expected return on plan assets	1,439	1,572	1,722	105	107	103
Amortization of actuarial (losses) gains	(313)	(259)	(168)	49	35	31
Amortization of prior service (costs) credits	(49)	147	348	—	(4)	(10)
Settlement charge	(479)	—	—	—	—	—
Non-service FAS (expense) income	(874)	62	443	96	75	56
Total FAS (expense) income	$(924)	$2	$378	$93	$70	$51

We record the service cost component of FAS (expense) income for our qualified defined benefit pension plans and retiree medical and life insurance plans in consolidated operating profit; the non-service components of our FAS (expense) income for our qualified defined benefit pension plans in the non-service FAS pension (expense) income account; and the non-service components of our FAS income (expense) for our retiree medical and life insurance plans as part of the other non-operating income (expense), net account on our consolidated statements of earnings.

Funded Status

The following table provides a reconciliation of benefit obligations, plan assets and net (unfunded) funded status of our qualified defined benefit pension plans and our retiree medical and life insurance plans (in millions):

	Qualified Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
	2025	2024	2025	2024
Change in benefit obligation
Beginning balance (a)	$27,199	$28,959	$1,114	$1,328
Service cost	50	60	3	5
Interest cost	1,472	1,398	58	63
Actuarial losses (gains) (b)	685	(1,556)	42	(158)
Settlements (c)	(943)	—	—	—
Plan amendments	5	2	—	—
Benefits paid	(1,733)	(1,664)	(176)	(178)
Medicare Part D subsidy	—	—	4	2
Participants’ contributions	—	—	47	52
Ending balance (a)	$26,735	$27,199	$1,092	$1,114
Change in plan assets
Beginning balance at fair value	$22,414	$22,800	$1,678	$1,715
Actual return on plan assets (d)	2,252	288	205	86
Settlements (c)	(943)	—	—	—
Benefits paid	(1,733)	(1,664)	(176)	(178)
Company contributions	860	990	—	1
Medicare Part D subsidy	—	—	4	2
Participants’ contributions	—	—	47	52
Ending balance at fair value	$22,850	$22,414	$1,758	$1,678
(Unfunded) funded status of the plans	$(3,885)	$(4,785)	$666	$564
(a)Benefit obligation balances represent the projected benefit obligation for our qualified defined benefit pension plans, which is approximately equal to accumulated benefit obligation, and accumulated benefit obligation for our retiree medical and life insurance plans.
(b)Actuarial losses for our qualified defined benefit pension plans in 2025 primarily reflect a decrease in the discount rate from 5.625% at December 31, 2024 to 5.375% at December 31, 2025, which increased benefit obligations by approximately $700 million. Actuarial losses for our retiree medical and life insurance plans in 2025 primarily reflect a decrease in the discount rate from 5.50% at December 31, 2024 to 5.25% at December 31, 2025. Actuarial gains for our qualified defined benefit pension plans in 2024 primarily reflect an increase in the discount rate from 5.00% at December 31, 2023 to 5.625% at December 31, 2024, which decreased benefit obligations by approximately $1.8 billion offset by net losses of approximately $250 million due to changes in demographic data and assumptions. Actuarial gains for our retiree medical and life insurance plans in 2024 primarily reflect an increase in the discount rate from 5.00% at December 31, 2023 to 5.50% at December 31, 2024 and gains due to changes in demographic data and assumptions.
(c)Qualified defined benefit pension plan settlements in 2025 represent the transfer of gross defined benefit pension obligations and related plan assets to insurance companies as described above.
(d)Actual return on plan assets for our qualified defined benefit pension plans was approximately 10.5% in 2025 and 1% in 2024 versus the 6.50% long-term rate of return assumption.

We are required to recognize the net funded status of each retirement plan on a standalone basis as either an asset or a liability on our consolidated balance sheet. The funded status is measured as the difference between the fair value of each plan’s assets and the benefit obligation. Each year we measure the fair value of each plan’s assets and benefit obligation on December 31, consistent with our fiscal year end. Each plan’s benefit obligation reflects assumptions in effect as of the measurement date as described below. For certain of our qualified defined benefit pension plans and retiree medical and life insurance plans the plan assets may exceed the benefit obligation, for which we recognize the net amount as an asset on our consolidated balance sheet. Conversely, for most of our qualified defined benefit pension plans the benefit obligation exceeds plan assets, for which we recognize the net amount as a liability on our consolidated balance sheet.

The following table provides amounts recognized on our consolidated balance sheets related to our qualified defined benefit pension plans and our retiree medical and life insurance plans (in millions):

	Qualified Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
	2025	2024	2025	2024
Other noncurrent assets	$30	$6	$666	$564
Accrued pension liabilities	(3,915)	(4,791)	—	—
Net (unfunded) funded status of the plans	$(3,885)	$(4,785)	$666	$564
Differences between the actual return and expected return on plan assets during the year, and changes in the benefit obligation for our qualified defined benefit pension plans and retiree medical and life insurance plans due to changes in the annual valuation assumptions, generate actuarial losses or gains. Additionally, the benefit obligation for our qualified defined benefit pension plans and retiree medical and life insurance plans may increase or decrease as a result of plan amendments that affect the benefits to plan participants related to service for periods prior to the effective date of the amendment, which generates prior service costs or credits. Actuarial losses or gains, and prior service costs or credits, are initially deferred in accumulated other comprehensive loss and subsequently amortized for each plan into (expense) or income on a straight-line basis either over the average remaining life expectancy or over the average remaining service period of plan participants, subject to certain thresholds.

The following table provides the amount of actuarial losses or gains, and prior service costs or credits, recognized in accumulated other comprehensive loss related to qualified defined benefit pension plans and retiree medical and life insurance plans at December 31 (in millions):

	Qualified Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
	2025	2024	2025	2024
Accumulated other comprehensive (loss) pre-tax related to:
Actuarial (losses) gains	$(9,549)	$(10,469)	$526	$518
Prior service (costs) credits	(120)	(164)	2	2
Total	$(9,669)	$(10,633)	$528	$520
Estimated tax	2,048	2,255	(112)	(110)
Net amount recognized in accumulated other comprehensive (loss)	$(7,621)	$(8,378)	$416	$410

The following table provides the changes recognized in accumulated other comprehensive loss, net of tax, for actuarial losses or gains and prior service costs or credits due to differences between the actual return and expected return on plan assets and changes in the fair value of the benefit obligation recognized in connection with our annual remeasurement and the amortization during the year for our qualified defined benefit pension plans, retiree medical and life insurance plans, and certain other plans (in millions):

	Incurred but Not Yet Recognized in FAS Expense			Recognition of Previously Deferred Amounts
	2025	2024	2023	2025	2024	2023
Actuarial (losses) and gains
Qualified defined benefit pension plans	$99	$211	$(698)	$(623)	$(204)	$(133)
Retiree medical and life insurance plans	45	108	47	39	28	25
Other plans	(41)	23	(33)	(11)	(12)	(8)
	103	342	(684)	(595)	(188)	(116)
Prior service (costs) and credits
Qualified defined benefit pension plans	(4)	(2)	(5)	(39)	116	274
Retiree medical and life insurance plans	—	—	(1)	—	(3)	(8)
Other plans	—	—	1	—	(1)	(1)
	(4)	(2)	(5)	(39)	112	265
Total	$99	$340	$(689)	$(634)	$(76)	$149
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

	Qualified Defined Benefit Pension Plans			Retiree Medical and Life Insurance Plans
	2025	2024	2023	2025	2024	2023
Weighted average discount rate	5.375%	5.625%	5.000%	5.250%	5.500%	5.000%
Expected long-term rate of return on assets	6.50%	6.50%	6.50%	6.50%	6.50%	6.50%
Health care trend rate assumed for next year				8.25%	8.50%	8.00%
Ultimate health care trend rate				4.50%	4.50%	4.50%
Year ultimate health care trend rate is reached				2041	2041	2038

The long-term rate of return assumption represents the expected long-term rate of earnings on the funds invested, or to be invested, to provide for the benefits included in the benefit obligations. That assumption is based on several factors including historical market index returns, the anticipated long-term allocation of plan assets, the historical return data for the trust funds, plan expenses and the potential to outperform market index returns. The actual investment return for our qualified defined benefit pension plans during 2025 was approximately 10.5%.

Plan Assets
Our wholly owned subsidiary, Lockheed Martin Investment Management Company (LMIMCo), has the fiduciary responsibility for making investment decisions related to the assets of our retirement benefit plans. LMIMCo’s investment objectives for the assets of these plans are (1) to minimize the net present value of expected funding contributions; (2) to ensure there is a high probability that each plan meets or exceeds our actuarial long-term rate of return assumptions; and (3) to diversify assets to minimize the risk of large losses. The nature and duration of benefit obligations, along with assumptions concerning asset class returns and return correlations, are considered when determining an appropriate asset allocation to achieve the investment objectives. Investment policies and strategies governing the assets of the plans are designed to achieve investment objectives within prudent risk parameters. Risk management practices include the use of external investment managers; the maintenance of a portfolio diversified by asset class, investment approach and security holdings; and the maintenance of sufficient liquidity to meet benefit obligations as they come due.
LMIMCo’s investment policies require that asset allocations be maintained within the following approximate ranges:

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

	December 31, 2025				December 31, 2024
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Investments measured at fair value
Cash and cash equivalents (a)	$1,116	$1,116	$—	$—	$2,425	$2,425	$—	$—
Equity (a):
U.S. equity securities	3,363	3,309	—	54	3,232	3,158	—	74
International equity securities	2,551	2,538	—	13	1,827	1,810	—	17
Commingled equity funds	423	252	171	—	382	170	212	—
Fixed income (b):
Corporate debt securities	3,913	—	3,771	142	4,159	—	4,099	60
U.S. Government securities	2,267	—	2,267	—	2,483	—	2,483	—
U.S. Government-sponsored enterprise securities	1,903	—	1,903	—	1,134	—	1,134	—
Interest rate swaps, net	61		61	—	(1,878)		(1,878)
Other fixed income investments (c)	469	64	296	109	2,050	60	882	1,108
Total	$16,066	$7,279	$8,469	$318	$15,814	$7,623	$6,932	$1,259
Investments measured at NAV
Other fixed income investments	552				552
Private equity funds	5,001				4,863
Real estate funds	2,707				3,088
Hedge funds	1,223				1,028
Total investments measured at NAV	9,483				9,531
Loan, net (d)	(372)				(473)
(Payables) Receivables, net	(569)				(780)
Total	$24,608				$24,092
(a)Cash and cash equivalents and equity securities include derivative assets and liabilities with fair values that were not material as of December 31, 2025 and 2024. LMIMCo’s investment policies restrict the use of derivatives to either establish long or short exposures for purposes consistent with applicable investment mandate guidelines or to hedge risks to the extent of a plan’s current exposure to such risks. Most derivative transactions are settled on a daily basis.
(b)Fixed income securities include (i) derivative exposure for the liability hedge, which constitutes the value in interest rate swaps, and (ii) other derivative exposure with fair values that were not material as of December 31, 2025 and 2024. Interest rate swaps were refreshed to market levels and cumulative loss was realized. In 2025, $1.9 billion of cash was used to settle market-to-market loss.
(c)Level 3 investments include $0 at December 31, 2025 and $1.0 billion at December 31, 2024 related to buy-in contracts. The decrease in fair value of plan assets categorized as Level 3 in 2025 compared to 2024 was primarily due to the conversion of buy-in contracts to buy-out.
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

Real estate funds consist of partnerships and similar vehicles and are recorded using the NAV practical expedient. The NAV valuations are based on valuation models and periodic appraisals. These funds typically have terms between eight and 12 years.
Hedge funds generally consist of separate accounts and commingled funds and are recorded using the NAV practical expedient. The NAV valuations are based on the valuation of the underlying investments. Redemptions in hedge funds generally range from a minimum of one month to several months.
Contributions and Expected Benefit Payments
The required funding of our qualified defined benefit pension plans is determined in accordance with ERISA, as amended, and in a manner consistent with CAS and Internal Revenue Code rules. We made $860 million of cash contributions to our qualified defined benefit pension plans in 2025. There are no expected required contributions to our qualified defined benefit pension plans in 2026.
The following table presents estimated future benefit payments as of December 31, 2025 (in millions):

	2026	2027	2028	2029	2030	2031 – 2035
Qualified defined benefit pension plans	$1,760	$1,810	$1,860	$1,890	$1,920	$9,590
Retiree medical and life insurance plans	110	110	100	100	100	420

We maintain various trusts to fund the obligations of our qualified defined benefit pension plans and retiree medical and life insurance plans. We expect the estimated future benefit payments will be paid using assets in the trusts established for the plans.
Nonqualified Defined Benefit Pension Plans and Other Postemployment Plans
We sponsor nonqualified defined benefit pension plans to provide benefits in excess of qualified plan limits imposed by federal tax law. The gross benefit obligation for these plans was $903 million and $905 million as of December 31, 2025 and 2024, most of which was recorded in the other noncurrent liabilities account on our consolidated balance sheet. We have set aside certain assets totaling $739 million and $658 million as of December 31, 2025 and 2024 in a separate trust that we expect to use to pay the benefit obligations under our nonqualified defined benefit pension plans, most of which were recorded in the other noncurrent assets account on our consolidated balance sheet. We record the gross assets on our consolidated balance sheet, rather than netting such assets with the benefit obligation for our nonqualified defined benefit pension plans, because the assets held are diversified and legally the assets may be used to settle other obligations or claims (although that is not our intent). Actuarial losses and unrecognized prior service credits related to our nonqualified defined benefit pension plans that were recorded in accumulated other comprehensive loss, pretax, totaled $324 million and $303 million at December 31, 2025 and 2024. We recognized pretax pension expense of $62 million in 2025, $62 million in 2024 and $64 million in 2023 related to our nonqualified defined benefit pension plans. The assumptions used to determine the benefit obligations and FAS expense for our nonqualified defined benefit pension plans are similar to the assumptions for our qualified defined benefit pension plans described above.
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
Defined Contribution Retirement Savings Plans
We maintain a number of defined contribution retirement savings plans, most with 401(k) features, that cover substantially all of our U.S. employees. Under the provisions of these plans, employees can make contributions on a before-tax and after-tax basis to investment funds to save for retirement. For most plans, we make employer contributions to the employee accounts that comprise of a company non-elective contribution and a matching contribution. Company matching contributions are automatically invested in an Employee Stock Ownership Plan (ESOP) fund, which primarily invests in shares of our common stock. Plan participants can transfer from the ESOP fund into any investment option provided by the respective plan. Our contributions to defined contribution retirement savings plans were $1.3 billion and $1.2 billion in 2025 and 2024. Our defined contribution retirement savings plans held 23.5 million and 24.9 million shares of our common stock at December 31, 2025 and 2024.
Note 12 – Stockholders’ Equity
At December 31, 2025 and 2024, our authorized capital was composed of 1.5 billion shares of common stock and 50 million shares of series preferred stock. Of the 230 million and 235 million shares of common stock issued and outstanding as of December 31, 2025 and December 31, 2024, 229 million and 234 million shares were considered outstanding for consolidated balance sheet presentation purposes; the remaining shares were held in a separate trust. No shares of preferred stock were issued and outstanding at December 31, 2025 or 2024.
Repurchases of Common Stock
During 2025, we repurchased 6.6 million shares of our common stock in open market purchases for $3.0 billion. During 2024, we repurchased 7.5 million shares of our common stock for $3.7 billion in open market purchases.
The total remaining authorization for future common stock repurchases under our share repurchase program was $8.3 billion as of December 31, 2025, which includes the $2.0 billion increase to our share repurchase program authorized by our Board of Directors in October 2025. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.
Dividends
We paid dividends totaling $3.1 billion ($13.35 per share) in 2025, $3.1 billion ($12.75 per share) in 2024 and $3.1 billion ($12.15 per share) in 2023. We paid quarterly dividends of $3.30 per share during each of the first three quarters of 2025 and $3.45 per share during the fourth quarter of 2025; $3.15 per share during each of the first three quarters of 2024 and $3.30 per share during the fourth quarter of 2024; and $3.00 per share during each of the first three quarters of 2023 and $3.15 per share during the fourth quarter of 2023.

Accumulated Other Comprehensive Loss
Changes in the balance of AOCL, net of taxes, consisted of the following (in millions):

	Retirement Benefits (a)	Other, net	AOCL
Balance at December 31, 2022	$(7,866)	$(157)	$(8,023)
Other comprehensive (loss) income before reclassifications	(689)	23	(666)
Amounts reclassified from AOCL
Recognition of net actuarial losses	116	—	116
Amortization of net prior service credits	(265)	—	(265)
Other	—	35	35
Total reclassified from AOCL	(149)	35	(114)
Total other comprehensive (loss) income	(838)	58	(780)
Balance at December 31, 2023	(8,704)	(99)	(8,803)
Other comprehensive income (loss) before reclassifications	340	(104)	236
Amounts reclassified from AOCL
Recognition of net actuarial losses	188	—	188
Amortization of net prior service credits	(112)	—	(112)
Other	—	39	39
Total reclassified from AOCL	76	39	115
Total other comprehensive income (loss)	416	(65)	351
Balance at December 31, 2024	(8,288)	(164)	(8,452)
Other comprehensive income before reclassifications	99	127	226
Amounts reclassified from AOCL
Pension settlement charge (b)	377	—	377
Recognition of net actuarial losses	218	—	218
Amortization of net prior service costs	39	—	39
Other	—	50	50
Total reclassified from AOCL	634	50	684
Total other comprehensive income (loss)	733	177	910
Balance at December 31, 2025	$(7,555)	$13	$(7,542)

(a)AOCL related to retirement benefits is shown net of tax benefits of $2.0 billion at December 31, 2025, $2.2 billion at December 31, 2024 and $2.3 billion at December 31, 2023. These tax benefits include amounts recognized on our income tax returns as current deductions and deferred income taxes, which will be recognized on our tax returns in future years. See “Note 9 – Income Taxes” and “Note 11 – Retirement Benefits” for more information.
(b)During 2025, we recognized a noncash, non-operating pension settlement charge of $479 million ($377 million, or $1.63 per share, after-tax) related to buy-out conversions of group annuity contracts (see “Note 11 – Retirement Benefits”).

Note 13 – Stock-Based Compensation
Stock-Based Compensation Plans
Under plans approved by our stockholders, we are authorized to grant key employees stock-based incentive awards, including options to purchase common stock, stock appreciation rights, RSUs, PSUs or other stock units.
At December 31, 2025, inclusive of the shares reserved for outstanding RSUs and PSUs, we had approximately 7.1 million shares reserved for issuance under the plans. At December 31, 2025, we had no outstanding options to purchase common stock and have not issued stock options to employees since 2012. At December 31, 2025, approximately 4.3 million of the shares reserved for issuance remained available for grant under our stock-based compensation plans. We issue new shares when restrictions on RSUs and PSUs have been satisfied. The minimum vesting period under our equity compensation plan for employees generally is one year, although most RSUs granted annually to executives and other key employees vest over three years. Award agreements may provide for vesting periods between one and three years and in certain circumstances less than one year, pro-rated vesting periods or vesting following termination of employment in the case of death, disability, divestiture, retirement, change of control or layoff. The maximum term of any award is 10 years.
During 2025, 2024 and 2023, we recorded noncash stock-based compensation expense totaling $304 million, $277 million and $265 million, which is included as a component of other unallocated, net on our consolidated statements of earnings. The net impact to earnings for the respective years was $240 million, $219 million and $209 million.
As of December 31, 2025, we had $349 million of unrecognized compensation cost related to nonvested awards, which is expected to be recognized over a weighted average period of 1.8 years. We had no stock options outstanding or exercised during 2025, 2024, or 2023, and accordingly received zero cash from option exercises in those three years. In addition, our income tax liabilities for 2025, 2024 and 2023 were reduced by $70 million, $67 million and $78 million due to recognized tax benefits on stock-based compensation arrangements.
Restricted Stock Units
The following table summarizes activity related to nonvested RSUs:

	Number of RSUs (In thousands)	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2024	982	$434.01
Granted	982	437.95
Vested	(516)	415.73
Forfeited	(83)	442.15
Nonvested at December 31, 2025	1,365	$443.26

In 2025, we granted certain employees approximately 0.9 million RSUs with a weighted average grant-date fair value of $437.95 per RSU. The grant-date fair value of these RSUs is equal to the closing market price of our common stock on the grant date less a discount to reflect the delay in payment of dividend-equivalent cash payments that are made only upon vesting, which occurs at least one year from the grant date and most often occurs three years from the grant date.
Performance Stock Units
In 2025, we granted certain employees PSUs with an aggregate target award of approximately 0.1 million shares of our common stock. The PSUs generally vest three years from the grant date based on continuous service, with the number of shares earned (0% to 200% of the target award) depending upon the extent to which we achieve certain financial and market performance targets measured over the period from January 1, 2025 through December 31, 2027. About half of the PSUs were valued at a weighted average grant-date fair value of $439.42 per PSU in a manner similar to RSUs mentioned above as the financial targets are based on our operating results. The remaining PSUs were valued at a weighted-average grant-date fair value of $453.06 per PSU using a Monte Carlo model as the performance target is related to our total shareholder return relative to our peer group. We recognize the grant-date fair value of these awards, less estimated forfeitures, as compensation expense ratably over the vesting period.

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

Securities-Related Actions
On July 28, 2025, a putative class action was filed—and subsequently amended on January 12, 2026—in United States District Court for the Southern District of New York against us and certain current and former members of our senior management. The shareholder plaintiffs assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (Exchange Act), on behalf of persons and entities that purchased or otherwise acquired our securities between January 23, 2024 and July 21, 2025. Plaintiffs seek unspecified losses allegedly caused by alleged misstatements about certain classified programs in the Aeronautics and MFC business segments and F-35 program, which were allegedly revealed to be false when we announced estimated losses relating to certain of those programs. In addition, based on allegations substantially similar to the above-described securities class action, on September 11, 2025, a shareholder derivative complaint was filed in the United States District Court for the District of Maryland against current and former members of our Board of Directors and senior management. We are named as a nominal defendant. The derivative complaint asserts claims under Sections 14(a), 20(a), and 10(b) of the Exchange Act, as well as claims for breach of fiduciary duty, abuse of control, gross mismanagement, corporate waste, unjust enrichment, and contribution. Based on the information available to date, we do not believe that these matters will have a material adverse effect on our results of operations, financial condition, or liquidity.

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
At December 31, 2025 and 2024, the aggregate amount of liabilities recorded relative to environmental remediation matters was $659 million and $677 million, most of which are recorded in other noncurrent liabilities on our consolidated balance sheets. We have recorded assets for the portion of environmental costs that are probable of future recovery totaling $605 million and $619 million at December 31, 2025 and 2024, most of which are recorded in other noncurrent assets on our consolidated balance sheets. See “Note 1 – Organization and Significant Accounting Policies” for more information.
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
Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds issued on our behalf by financial institutions, and we have directly issued guarantees to third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. We had total outstanding letters of credit and surety bonds aggregating $3.5 billion and $2.7 billion at December 31, 2025 and December 31, 2024.
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
Note 15 – Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	December 31, 2025				December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Mutual funds	$1,131	$1,131	$—	$—	$1,072	$1,072	$—	$—
U.S. Government securities	80	—	80	—	116	—	116	—
Other securities	711	372	339	—	645	342	303	—
Derivatives	47	—	47	—	9	—	9	—
Liabilities
Derivatives	113	—	113	—	196	—	196	—

Substantially all assets measured at fair value, other than derivatives, represent assets held in a trust to fund certain of our non-qualified deferred compensation plan and are recorded in other noncurrent assets on our consolidated balance sheets. As of December 31, 2025 and 2024, the fair value of our assets held in the trust totaled $2.0 billion and $1.8 billion. Net gains on these securities were $253 million and $170 million in 2025 and 2024. Gains and losses on these investments are included in other unallocated, net within operating costs and expenses on our consolidated statements of earnings in order to align the classification of changes in the market value of investments held for the plan with changes in the value of the corresponding plan liabilities.
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

The aggregate notional amount of our outstanding interest rate swaps was $1.3 billion at both December 31, 2025 and 2024. The aggregate notional amount of our outstanding foreign currency hedges at December 31, 2025 and 2024 was $7.2 billion and $7.5 billion. The fair values of our outstanding interest rate swaps and foreign currency hedges at December 31, 2025 and 2024 were not significant. Derivative instruments did not have a material impact on net earnings and comprehensive income during the years ended December 31, 2025 and 2024. The impact of derivative instruments on our consolidated statements of cash flows is included in net cash provided by operating activities. Substantially all of our derivatives are designated for hedge accounting. See “Note 1 – Organization and Significant Accounting Policies - Derivative financial instruments.”

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
In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $22.0 billion and $20.2 billion at December 31, 2025 and 2024. The outstanding principal amount of debt, including short-term and long-term debt, was $22.9 billion and $21.6 billion at December 31, 2025 and 2024, excluding $1.2 billion and $1.3 billion of unamortized discounts and issuance costs at December 31, 2025 and 2024. The estimated fair values of our outstanding debt were determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates and credit spreads (Level 2).
Note 16 – Impairment and Other Charges
During 2025, we recorded charges totaling $66 million ($52 million, or $0.22 per share, after-tax) primarily for the write-off of fixed assets resulting from the U.S. Air Force’s Next Generation Air Dominance (NGAD) competition and down-select decision.
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

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Our independent registered public accounting firm has issued a report on the effectiveness of our internal control over financial reporting, which is below.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d‑15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lockheed Martin Corporation

Opinion on Internal Control over Financial Reporting

We have audited Lockheed Martin Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lockheed Martin Corporation (the Corporation) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Corporation as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated January 29, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Tysons, Virginia
January 29, 2026

ITEM 9B.    Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2025.

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
ITEM 10.     Directors, Executive Officers and Corporate Governance
The information concerning directors required by Item 401 of Regulation S-K is included under the section titled “Director Nominees” in our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year to which this report relates (the 2026 Proxy Statement), and that information is incorporated by reference in this Annual Report on Form 10-K (Form 10-K). Information concerning executive officers required by Item 401 of Regulation S-K is located under Part I of this Form 10-K. The information required by Items 405, 407(d)(4) and 407(d)(5) of Regulation S-K is included in the sections titled “Delinquent Section 16(a) Reports”, “Corporate Governance” and “Audit Committee Report” in the 2026 Proxy Statement, and that information is incorporated by reference in this Form 10-K.
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
ITEM 11.    Executive Compensation
The information required by Item 402 of Regulation S-K is included in the sections titled “Executive Compensation” and “Director Compensation” in the 2026 Proxy Statement and that information is incorporated by reference in this Form 10-K. The information required by Item 407(e)(5) of Regulation S-K is included under the caption “Compensation Committee Report” in the 2026 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 related to the security ownership of management and certain beneficial owners is included in the section titled “Other Information” in the 2026 Proxy Statement, and that information is incorporated by reference in this Annual Report on Form 10-K.
Equity Compensation Plan Information
The following table provides information about our equity compensation plans that authorize the issuance of shares of Lockheed Martin common stock to employees and directors. The information is provided as of December 31, 2025.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,744,621	$—	4,331,863
Equity compensation plans not approved by security holders (2)	351,614	—	2,508,812
Total	3,096,235	$—	6,840,675

(1)Column (a) includes, as of December 31, 2025: 1,986,297 shares that have been granted as restricted stock units (RSUs) and 707,678 shares that could be earned pursuant to grants of performance stock units (PSUs) (assuming the maximum number of PSUs are earned and payable at the end of the three-year performance period) under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (2020 IPA Plan) or predecessor plans and 50,646 stock units payable in stock or cash under the Lockheed Martin Corporation Amended and Restated Directors Equity Plan (Directors Plan) or predecessor plans for non-employee directors. Column (c) includes, as of December 31, 2025, 3,974,274 shares available for future issuance under the 2020 IPA Plan as options, stock appreciation rights, restricted stock awards, RSUs or PSUs and 357,589 shares available for future issuance under the Directors Plan as stock options and stock units. Vested stock units are payable to directors upon their termination of service from our Board, except that directors who have satisfied the stock ownership guidelines may elect to have payment of awards made after January 1, 2018 (together with any dividend equivalents thereon) made on the first business day of April following the one-year anniversary of the grant.
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

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 404 and 407(a) of Regulation S-K is included in the section titled “Corporate Governance” in the 2026 Proxy Statement, and that information is incorporated by reference in this Form 10-K.
ITEM 14.    Principal Accounting Fees and Services
The information required by this Item 14 is included in the section titled “Audit Matters” in the 2026 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

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

Page
Report of Independent Registered Public Accounting Firm on the Audited Consolidated Financial Statements	50
Report of Independent Registered Public Accounting Firm Regarding Internal Control Over Financial Reporting	94
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

4.9
Indenture dated as of September 7, 2017, between Lockheed Martin Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 99.1 to Lockheed Martin's Current Report on Form 8-K filed with the SEC on September 7, 2012).

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

10.4
Amendment No.2 to Credit Agreement, by and among Lockheed Martin Corporation, the lenders listed therein, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on August 29, 2025).

10.5
364-Day Revolving Credit Agreement dated as of December 5, 2025, among Lockheed Martin Corporation, the lenders listed therein, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on December 09, 2025).

10.6	Non-Employee Director Compensation Summary (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2022).

10.7	Lockheed Martin Corporation Directors Deferred Compensation Plan as amended and restated effective October 1, 2024.

10.8
Lockheed Martin Corporation Directors Equity Plan, as amended (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on November 2, 2006).

10.9
Lockheed Martin Corporation Amended and Restated Directors Equity Plan (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on April 26, 2018).

10.10	2024 Amendment to the Lockheed Martin Corporation Amended and Restated Directors Equity Plan.

10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.34 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.12
Lockheed Martin Corporation Supplemental Savings Plan, as amended and restated effective January 1, 2015 (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015).

10.13
Amendment to Lockheed Martin Corporation Supplemental Savings Plan and Lockheed Martin Corporation Nonqualified Capital Accumulation Program, dated December 18, 2019 (incorporated by reference to Exhibit 10.31 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.14
Lockheed Martin Corporation Nonqualified Capital Accumulation Plan, as amended and restated generally effective as of December 18, 2015 (incorporated by reference to Exhibit 10.22 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.15
Lockheed Martin Corporation Deferred Management Incentive Compensation Plan, as amended and restated effective January 1, 2020 (incorporated by reference to Exhibit 10.8 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.16
Amendment No.1 to Lockheed Martin Corporation Deferred Management Incentive Compensation Plan, as amended and restated effective January 1, 2020 (incorporated by reference to Exhibit 10.12 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.17
Amendment No. 2 to Lockheed Martin Corporation Deferred Management Incentive Compensation Plan, as amended and restated effective January 1, 2020 (incorporated by reference to Exhibit 10.8 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2022).

10.18
Amendment No. 3 to Lockheed Martin Corporation Deferred Management Incentive Compensation Plan, as amended and restated generally effective January 1, 2020 (incorporated by reference to Exhibit 10.13 to Lockheed Martin Corporation's Annual Report on Form 10-K for the year ended December 31, 2022).

10.19	Amendment No.4 to Lockheed Martin Corporation Deferred Management Incentive Compensation Plan, as amended and restated generally effective January 1, 2020.

10.20
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

10.25
Amendment to Outstanding Long-Term Incentive Performance and Performance Stock Unit Award Agreements (effective December 13, 2024) (incorporated by reference to Exhibit 10.29 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024).

10.26	Amendment to Long-Term Incentive Performance and Performance Stock Unit Award Agreements (2023 - 2025 Performance Period) (effective December 12, 2025).

10.27
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

10.30
Form of 2025 Annual Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2025).

10.31
Form of Performance Stock Unit Award Agreement (2025 – 2027 Performance Period) under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2025).

10.32
Form of Long Term Incentive Performance Award Agreement (2025 – 2027 Performance Period) under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2025).

10.33
Form of Installment Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2020 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2025).

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

10.36
Lockheed Martin Corporation Executive Severance Plan, as amended and restated effective December 1, 2016 (incorporated by reference to Exhibit 10.26 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.37
Amendment No. 1 to Lockheed Martin Corporation Executive Severance Plan, as amended and restated effective December 1, 2016 (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 24, 2018).

10.38
Amendment No. 2 to Lockheed Martin Corporation Executive Severance Plan, as amended and restated effective December 1, 2016 (incorporated by reference to Exhibit 10.6 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2020).

10.39
Amendment No. 3 to Lockheed Martin Corporation Executive Severance Plan, as amended and restated effective December 1, 2016 (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2020).

10.40
Amendment No. 4 to Lockheed Martin Corporation Executive Severance Plan, as amended and restated effective December 1, 2016 (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2022).

10.41
Amendment No. 5 to Lockheed Martin Corporation Executive Severance Plan, as amended and restated effective December 1, 2016 (incorporated by reference to Exhibit 10.40 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022).

10.42
Amendment No. 6 to Lockheed Martin Corporation Executive Severance Plan, as amended and restated effective December 1, 2016 (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2025).

10.43	Amendment No. 7 to Lockheed Martin Corporation Executive Severance Plan, as amended and restated effective December 1, 2016.

19	Policy on Compliance with United States Securities Laws (incorporated by reference to Exhibit 19 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024).

21	Subsidiaries of Lockheed Martin Corporation.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of James D. Taiclet pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Evan Scott pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of James D. Taiclet and Evan Scott pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

*    Exhibits 10.6 through 10.43 constitute management contracts or compensatory plans or arrangements.

ITEM 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: January 29, 2026	By:	/s/ H. Edward Paul III
H. Edward Paul III
Vice President and Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Titles	Date
/s/ James D. Taiclet	Chairman, President and Chief Executive Officer (Principal Executive Officer)	January 29, 2026
James D. Taiclet
/s/ Evan T. Scott	Chief Financial Officer (Principal Financial Officer)	January 29, 2026
Evan T. Scott
/s/ H. Edward Paul III	Vice President and Controller (Principal Accounting Officer)	January 29, 2026
H. Edward Paul III
*	Director	January 29, 2026
John C. Aquilino
*	Director	January 29, 2026
David B. Burritt
*	Director	January 29, 2026
John M. Donovan
*	Director	January 29, 2026
Joseph F. Dunford, Jr.
*	Director	January 29, 2026
Thomas J. Falk
*	Director	January 29, 2026
Vicki A. Hollub
*	Director	January 29, 2026
Debra L. Reed-Klages
*	Director	January 29, 2026
Heather Wilson
*	Director	January 29, 2026
Patricia E. Yarrington
*By Kevin O’Connor pursuant to a Power of Attorney executed by the Directors listed above, which has been filed with this Annual Report on Form 10-K.

Date: January 29, 2026	By:	/s/ Kevin O’Connor
Kevin O’Connor
Attorney-in-fact