Form 10-Q
period 2026-06-28
LOCKHEED MARTIN CORP
filed 2026-07-23
CIK 936468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2026
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
Large accelerated filer ☒ Accelerated filer ☐ Non–accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 230,790,753 shares of our common stock, $1 par value per share, outstanding as of July 20, 2026.

Lockheed Martin Corporation
Form 10-Q
For the Quarterly Period Ended June 28, 2026

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Lockheed Martin Corporation
Consolidated Statements of Earnings
(unaudited; in millions, except per share data)

	Quarters Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Sales
Products	$16,783	$15,149	$31,614	$30,085
Services	3,280	3,006	6,470	6,033
Total sales	20,063	18,155	38,084	36,118
Operating costs and expenses
Products	(15,063)	(14,469)	(28,461)	(27,753)
Services	(2,862)	(3,130)	(5,646)	(5,770)
Impairment and other charges	—	(66)	—	(66)
Other unallocated, net	308	244	547	528
Total operating costs and expenses	(17,617)	(17,421)	(33,560)	(33,061)
Gross profit	2,446	734	4,524	3,057
Other income, net	33	14	18	63
Operating profit	2,479	748	4,542	3,120
Interest expense	(266)	(274)	(535)	(542)
Non-service FAS pension expense	(80)	(99)	(160)	(197)
Other non-operating income, net	45	42	105	72
Earnings before income taxes	2,178	417	3,952	2,453
Income tax expense	(342)	(75)	(628)	(399)
Net earnings	$1,836	$342	$3,324	$2,054

Earnings per common share
Basic	$7.98	$1.46	$14.45	$8.78
Diluted	$7.94	$1.46	$14.38	$8.75
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Comprehensive Income
(unaudited; in millions)

	Quarters Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net earnings	$1,836	$342	$3,324	$2,054
Other comprehensive income, net of tax
Retirement benefits
Amortization of net actuarial losses and prior service costs, net of tax of $17 million and $33 million in 2026 and $18 million and $35 million in 2025	62	64	124	128
Other, net of tax of $4 million and $5 million in 2026 and $9 million and $15 million in 2025	(34)	102	(50)	167
Other comprehensive income, net of tax	28	166	74	295
Comprehensive income	$1,864	$508	$3,398	$2,349

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Balance Sheets
(in millions, except par value)

	June 28, 2026	December 31, 2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$3,791	$4,121
Receivables, net	3,356	3,901
Contract assets	16,038	13,001
Inventories	4,411	3,524
Other current assets	805	815
Total current assets	28,401	25,362
Property, plant and equipment, net	11,390	11,292
Goodwill	11,298	11,314
Intangible assets, net	1,787	1,887
Deferred income taxes	2,414	2,975
Other noncurrent assets	7,160	7,010
Total assets	$62,450	$59,840
Liabilities and equity
Current liabilities
Accounts payable	$4,915	$3,630
Salaries, benefits and payroll taxes	3,003	3,184
Contract liabilities	12,151	11,440
Current maturities of long-term debt	—	1,168
Other current liabilities	3,740	3,913
Total current liabilities	23,809	23,335
Long-term debt, net	20,538	20,532
Accrued pension liabilities	3,931	3,915
Other noncurrent liabilities	5,404	5,337
Total liabilities	53,682	53,119
Stockholders’ equity
Common stock, $1 par value per share	230	229
Additional paid-in capital	247	—
Retained earnings	15,759	14,034
Accumulated other comprehensive loss	(7,468)	(7,542)
Total stockholders’ equity	8,768	6,721
Total liabilities and equity	$62,450	$59,840

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Cash Flows
(unaudited; in millions)

	Six Months Ended
	June 28, 2026	June 29, 2025
Operating activities
Net earnings	$3,324	$2,054
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	798	796
Stock-based compensation	180	141
Deferred income taxes	538	(561)
Impairment and other charges	—	66
Reach-forward losses on select programs	—	1,615
Qualified defined benefit pension plans	184	223
Changes in assets and liabilities
Receivables, net	545	(955)
Contract assets	(3,037)	(2,178)
Inventories	(887)	(461)
Accounts payable	1,409	1,500
Contract liabilities	711	(360)
Income taxes	43	251
Other, net	(353)	(521)
Net cash provided by operating activities	3,455	1,610
Investing activities
Capital expenditures	(829)	(805)
Other, net	(61)	(340)
Net cash used for investing activities	(890)	(1,145)
Financing activities
Repayments of long-term debt	(1,168)	(142)
Proceeds from commercial paper, net	—	1,449
Repurchases of common stock	—	(1,250)
Dividends paid	(1,612)	(1,567)
Other, net	(115)	(145)
Net cash used for financing activities	(2,895)	(1,655)
Net change in cash and cash equivalents	(330)	(1,190)
Cash and cash equivalents at beginning of period	4,121	2,483
Cash and cash equivalents at end of period	$3,791	$1,293
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
For the Quarters Ended June 28, 2026 and June 29, 2025
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at March 29, 2026	$230	$32	$14,723	$(7,496)	$7,489
Net earnings	—	—	1,836	—	1,836
Other comprehensive income, net of tax	—	—	—	28	28
Dividends declared ($3.45 per share)	—	—	(800)	—	(800)
Stock-based awards, ESOP activity and other	—	215	—	—	215
Balance at June 28, 2026	$230	$247	$15,759	$(7,468)	$8,768

Balance at March 30, 2025	$233	$—	$14,773	$(8,323)	$6,683
Net earnings	—	—	342	—	342
Other comprehensive income, net of tax	—	—	—	166	166
Dividends declared ($3.30 per share)	—	—	(1,546)	—	(1,546)
Repurchases of common stock	(1)	(189)	(310)	—	(500)
Stock-based awards, ESOP activity and other	—	189	—	—	189
Balance at June 29, 2025	$232	$—	$13,259	$(8,157)	$5,334
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
For the Six Months Ended June 28, 2026 and June 29, 2025
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2025	$229	$—	$14,034	$(7,542)	$6,721
Net earnings	—	—	3,324	—	3,324
Other comprehensive income, net of tax	—	—	—	74	74
Dividends declared ($6.90 per share)	—	—	(1,599)	—	(1,599)
Stock-based awards, ESOP activity and other	1	247	—	—	248
Balance at June 28, 2026	$230	$247	$15,759	$(7,468)	$8,768

Balance at December 31, 2024	$234	$—	$14,551	$(8,452)	$6,333
Net earnings	—	—	2,054	—	2,054
Other comprehensive income, net of tax	—	—	—	295	295
Dividends declared ($6.60 per share)	—	—	(2,324)	—	(2,324)
Repurchases of common stock	(3)	(225)	(1,022)	—	(1,250)
Stock-based awards, ESOP activity and other	1	225	—	—	226
Balance at June 29, 2025	$232	$—	$13,259	$(8,157)	$5,334
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
We close our books and records on the last Sunday of each interim calendar quarter, which was on June 28 for the second quarter of 2026 and June 29 for the second quarter of 2025, to align our financial closing with our business processes. The consolidated financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods as our fiscal year ends on December 31.
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
NOTE 2 - EARNINGS PER COMMON SHARE
The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Weighted average common shares outstanding for basic computations	230.2	233.5	230.1	234.0
Weighted average dilutive effect of equity awards	0.9	0.8	1.0	0.8
Weighted average common shares outstanding for diluted computations	231.1	234.3	231.1	234.8
We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units (RSUs) and performance stock units (PSUs) based on the treasury stock method. There were no significant anti-dilutive equity awards during the quarters and six months ended June 28, 2026 and June 29, 2025. Basic and diluted weighted average common shares outstanding decreased in 2026 compared to 2025 due to share repurchases in the second half of 2025, but none during the quarter and six months ended June 28, 2026.

NOTE 3 - INFORMATION ON BUSINESS SEGMENTS
Our operations are organized into four business segments, which also comprise our reportable segments: Aeronautics, Missiles and Fire Control (MFC), Rotary and Mission Systems (RMS) and Space. We generally organize our business segments based on the nature of products and services offered.
Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Sales
Aeronautics	$8,112	$7,420	$15,065	$14,477
Missiles and Fire Control	4,101	3,433	7,750	6,806
Rotary and Mission Systems	4,354	3,995	8,345	8,323
Space	3,496	3,307	6,924	6,512
Total sales	$20,063	$18,155	$38,084	$36,118
Other segment items (a)
Aeronautics	$7,352	$7,518	$13,686	$13,855
Missiles and Fire Control	3,507	2,954	6,656	5,862
Rotary and Mission Systems	3,917	4,167	7,485	7,974
Space	3,125	2,945	6,272	5,771
Total other segment items	$17,901	$17,584	$34,099	$33,462
Operating profit (loss)
Aeronautics	$760	$(98)	$1,379	$622
Missiles and Fire Control	594	479	1,094	944
Rotary and Mission Systems	437	(172)	860	349
Space	371	362	652	741
Total business segment operating profit	$2,162	$571	$3,985	$2,656
Unallocated items
FAS/CAS pension operating adjustment	$422	$379	$843	$758
Impairment and other charges	—	(66)	—	(66)
Intangible asset amortization expense	(50)	(63)	(100)	(127)
Other, net	(55)	(73)	(186)	(101)
Total unallocated items	317	177	557	464
Total consolidated operating profit	$2,479	$748	$4,542	$3,120
Intersegment sales
Aeronautics	$112	$97	$205	$186
Missiles and Fire Control	252	231	490	398
Rotary and Mission Systems	662	632	1,257	1,198
Space	79	84	160	167
Total intersegment sales	$1,105	$1,044	$2,112	$1,949
(a)Other segment items include operating costs and expenses plus certain immaterial items, such as other income (primarily equity earnings).
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
The total FAS/CAS pension adjustments, including the service and non-service cost components of FAS pension expense for our qualified defined benefit pension plans, were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Total FAS pension expense and CAS cost
FAS pension expense	$(92)	$(112)	$(184)	$(223)
Less: CAS pension cost	434	392	867	784
Total FAS/CAS pension adjustment	$342	$280	$683	$561

Service and non-service cost reconciliation
FAS pension service cost	$(12)	$(13)	$(24)	$(26)
Less: CAS pension cost	434	392	867	784
Total FAS/CAS pension operating adjustment	422	379	843	758
Non-service FAS pension expense	(80)	(99)	(160)	(197)
Total FAS/CAS pension adjustment	$342	$280	$683	$561

Disaggregation of Sales
Sales by products and services, contract type, customer, and geographic region were as follows (in millions):

	Quarter Ended June 28, 2026
	Aeronautics	MFC	RMS	Space	Total
Sales
Products	$6,608	$3,700	$3,516	$2,959	$16,783
Services	1,504	401	838	537	3,280
Total sales	$8,112	$4,101	$4,354	$3,496	$20,063
Sales by contract type
Fixed-price	$5,528	$3,058	$2,592	$893	$12,071
Cost-reimbursable	2,584	1,043	1,762	2,603	7,992
Total sales	$8,112	$4,101	$4,354	$3,496	$20,063
Sales by customer
U.S. Government	$4,745	$3,234	$2,739	$3,409	$14,127
International (a)	3,362	866	1,567	80	5,875
U.S. commercial and other	5	1	48	7	61
Total sales	$8,112	$4,101	$4,354	$3,496	$20,063
Sales by geographic region
United States	$4,750	$3,235	$2,787	$3,416	$14,188
Europe	1,729	503	539	31	2,802
Asia Pacific	1,143	204	587	49	1,983
Middle East	126	127	131	—	384
Other	364	32	310	—	706
Total sales	$8,112	$4,101	$4,354	$3,496	$20,063

	Six Months Ended June 28, 2026
	Aeronautics	MFC	RMS	Space	Total
Sales
Products	$12,113	$7,023	$6,688	$5,790	$31,614
Services	2,952	727	1,657	1,134	6,470
Total sales	$15,065	$7,750	$8,345	$6,924	$38,084
Sales by contract type
Fixed-price	$10,025	$5,719	$4,922	$1,815	$22,481
Cost-reimbursable	5,040	2,031	3,423	5,109	15,603
Total sales	$15,065	$7,750	$8,345	$6,924	$38,084
Sales by customer
U.S. Government	$8,878	$5,606	$5,207	$6,746	$26,437
International (a)	6,171	2,143	3,040	163	11,517
U.S. commercial and other	16	1	98	15	130
Total sales	$15,065	$7,750	$8,345	$6,924	$38,084
Sales by geographic region
United States	$8,894	$5,607	$5,305	$6,761	$26,567
Europe	3,166	1,090	1,110	61	5,427
Asia Pacific	2,050	480	1,029	93	3,652
Middle East	351	517	301	9	1,178
Other	604	56	600	—	1,260
Total sales	$15,065	$7,750	$8,345	$6,924	$38,084

	Quarter Ended June 29, 2025
	Aeronautics	MFC	RMS	Space	Total
Sales
Products	$5,960	$3,065	$3,332	$2,792	$15,149
Services	1,460	368	663	515	3,006
Total sales	$7,420	$3,433	$3,995	$3,307	$18,155
Sales by contract type
Fixed-price	$4,912	$2,447	$2,295	$912	$10,566
Cost-reimbursable	2,508	986	1,700	2,395	7,589
Total sales	$7,420	$3,433	$3,995	$3,307	$18,155
Sales by customer
U.S. Government	$4,646	$2,440	$2,858	$3,227	$13,171
International (a)	2,766	990	1,085	75	4,916
U.S. commercial and other	8	3	52	5	68
Total sales	$7,420	$3,433	$3,995	$3,307	$18,155
Sales by geographic region
United States	$4,654	$2,443	$2,910	$3,232	$13,239
Europe	1,404	381	279	22	2,086
Asia Pacific	984	223	601	49	1,857
Middle East	159	375	219	4	757
Other	219	11	(14)	—	216
Total sales	$7,420	$3,433	$3,995	$3,307	$18,155

	Six Months Ended June 29, 2025
	Aeronautics	MFC	RMS	Space	Total
Sales
Products	$11,706	$6,082	$6,828	$5,469	$30,085
Services	2,771	724	1,495	1,043	6,033
Total sales	$14,477	$6,806	$8,323	$6,512	$36,118
Sales by contract type
Fixed-price	$9,625	$4,887	$4,955	$1,854	$21,321
Cost-reimbursable	4,852	1,919	3,368	4,658	14,797
Total sales	$14,477	$6,806	$8,323	$6,512	$36,118
Sales by customer
U.S. Government	$9,288	$4,831	$5,645	$6,356	$26,120
International (a)	5,171	1,968	2,553	146	9,838
U.S. commercial and other	18	7	125	10	160
Total sales	$14,477	$6,806	$8,323	$6,512	$36,118
Sales by geographic region
United States	$9,306	$4,838	$5,770	$6,366	$26,280
Europe	2,651	776	583	44	4,054
Asia Pacific	1,824	447	1,234	96	3,601
Middle East	307	717	431	6	1,461
Other	389	28	305	—	722
Total sales	$14,477	$6,806	$8,323	$6,512	$36,118

(a)International sales include foreign military sales (FMS) contracted through the U.S. Government and direct commercial sales to international governments and other international customers.

Our Aeronautics business segment includes our largest program, the F-35 Lightning II, an international multi-role, multi-variant, stealth fighter aircraft. Sales for the F-35 program represented approximately 28% and 27% of our total consolidated sales for the quarters and six months ended both June 28, 2026 and June 29, 2025.
Assets
Total assets for each of our business segments were as follows (in millions):

	June 28, 2026	December 31, 2025
Assets
Aeronautics	$15,840	$14,673
MFC	8,164	6,304
RMS	16,602	16,576
Space	7,998	7,755
Total business segment assets	48,604	45,308
Corporate assets (a)	13,846	14,532
Total assets	$62,450	$59,840
(a)Corporate assets primarily include cash and cash equivalents, deferred income taxes, assets held in a trust for deferred compensation plans, capitalized software, assets for the portion of environmental costs that are probable of future recovery, property, plant and equipment used in our corporate operations, and other marketable investments.
NOTE 4 - CONTRACT ASSETS AND LIABILITIES
Contract assets and contract liabilities were as follows (in millions):

	June 28, 2026	December 31, 2025
Contract assets	$16,038	$13,001
Contract liabilities	12,151	11,440

Contract assets include unbilled amounts typically resulting from sales under contracts when the percentage-of-completion cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. These assets are primarily driven by the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations for which we have not yet billed our customers. During the six months ended June 28, 2026, contract assets increased $3.0 billion primarily due to the F-35 program at Aeronautics and tactical and strike missiles at MFC. There were no significant credit or impairment losses related to our contract assets during the quarters and six months ended June 28, 2026 and June 29, 2025.
Contract liabilities include advance payments and billings in excess of revenue recognized. These liabilities increased $711 million during the six months ended June 28, 2026, primarily due to payment received in excess of revenue recognized on performance obligations (primarily for the F-16 program at Aeronautics). During the quarter and six months ended June 28, 2026, we recognized $1.8 billion and $4.8 billion of our contract liabilities at December 31, 2025 as revenue. During the quarter and six months ended June 29, 2025, we recognized $1.3 billion and $4.5 billion of our contract liabilities at December 31, 2024 as revenue.

NOTE 5 - INVENTORIES
Inventories consisted of the following (in millions):

	June 28, 2026	December 31, 2025
Materials, spares and supplies	$675	$659
Work-in-process	3,528	2,667
Finished goods	208	198
Total inventories	$4,411	$3,524
Costs incurred to fulfill a contract in advance of the contract being awarded are included in inventories as work-in-process if we determine that those costs relate directly to a contract or to an anticipated contract that we can specifically identify and determine that the contract award is probable, the costs generate or enhance resources that will be used in satisfying performance obligations, and the costs are recoverable (referred to as pre-contract costs). These advance procurement costs are generally incurred in order to enhance our ability to achieve schedule and certain customer milestones. Pre-contract costs that are initially capitalized in inventory generally are eventually recognized as operating costs consistent with the transfer of products and services to the customer upon the receipt of the anticipated contract. All other pre-contract costs, including start-up costs, are expensed as incurred. As of June 28, 2026 and December 31, 2025, $1.9 billion and $1.5 billion of pre-contract costs (primarily the classified contracts, F-35 program and F-16 program at Aeronautics and Sikorsky programs at RMS) were included in work-in-process inventories.
NOTE 6 - RETIREMENT BENEFITS
Pretax FAS pension expense related to our qualified defined benefit pension plans consisted of the following (in millions):

	Quarters Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Qualified defined benefit pension plans
Operating:
Service cost	$(12)	$(13)	$(24)	$(26)
Non-operating:
Interest cost	(347)	(368)	(694)	(736)
Expected return on plan assets	354	360	708	720
Amortization of actuarial losses	(79)	(79)	(159)	(157)
Amortization of prior service costs	(8)	(12)	(15)	(24)
Non-service FAS pension expense	(80)	(99)	(160)	(197)
Total FAS pension expense	$(92)	$(112)	$(184)	$(223)
We record the service cost component of FAS pension expense for our qualified defined benefit pension plans in consolidated operating profit and the non-service components in non-service FAS pension expense on our consolidated statements of earnings.
Total FAS income for our other retirement benefit plans was not material during the quarters and six months ended June 28, 2026 and June 29, 2025 and is part of other non-operating income, net on our consolidated statements of earnings.
The required funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended, along with consideration of CAS and Internal Revenue Code rules. We made no contributions to our qualified defined benefit pension plans during the quarters and six months ended June 28, 2026 and June 29, 2025.

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

Separately, based on allegations substantially similar to the above-described securities class action, shareholder derivative complaints were filed in the United States District Court for the District of Maryland on September 11, 2025 and May 18, 2026, against current and former members of our Board of Directors and senior management. We are named as a nominal defendant. Together, the derivative complaints assert claims under Sections 14(a), 20(a), and 10(b) of the Exchange Act, as well as claims for breach of fiduciary duty, abuse of control, gross mismanagement, corporate waste, unjust enrichment, and contribution. Based on the information available to date, we do not believe that these matters will have a material adverse effect on our results of operations, financial condition, or liquidity.

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
At June 28, 2026 and December 31, 2025, the aggregate amount of liabilities recorded for environmental remediation matters was $652 million and $659 million, most of which are recorded in other noncurrent liabilities on our consolidated balance sheets. We have recorded assets for the portion of environmental costs that are probable of future recovery totaling $600 million and $605 million at June 28, 2026 and December 31, 2025, most of which are recorded in other noncurrent assets on our consolidated balance sheets.
We continue to pursue claims against other PRPs, including the U.S. Government, for recovery of costs incurred or for contribution to site remediation costs, and are conducting remediation activities under various consent decrees, orders, and agreements relating to soil, groundwater, sediment, or surface water contamination at certain sites of former or current operations. Under certain of these agreements, the U.S. Government and/or private parties reimburse us an amount equal to a percentage, specific to each site, of expenditures for certain remediation activities in their capacity as PRPs under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).
The timing and extent of remediation costs remain uncertain. New site-specific information or changes in federal or state regulation could increase current liability and recoverable asset estimates. We perform quarterly reviews of these liabilities and receivables, projecting costs and recoveries over a period of approximately 20 years.
Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds issued on our behalf by financial institutions, and we have directly issued guarantees to third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. We had total outstanding letters of credit and surety bonds aggregating $3.3 billion and $3.5 billion at June 28, 2026 and December 31, 2025.
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

NOTE 8 - FAIR VALUE MEASUREMENTS
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	June 28, 2026			December 31, 2025
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Mutual funds	$1,153	$1,153	$—	$1,131	$1,131	$—
U.S. Government securities	50	—	50	80	—	80
Other securities	797	435	362	711	372	339
Derivatives	14	—	14	47	—	47
Liabilities
Derivatives	131	—	131	113	—	113
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
The aggregate notional amount of our outstanding interest rate swaps was $1.3 billion at both June 28, 2026 and December 31, 2025. The aggregate notional amount of our outstanding foreign currency hedges was $7.0 billion and $7.2 billion at June 28, 2026 and December 31, 2025. The fair values of our outstanding interest rate swaps and foreign currency hedges at June 28, 2026 and December 31, 2025 were not significant. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters and six months ended June 28, 2026 and June 29, 2025. The impact of derivative instruments on our consolidated statements of cash flows is included in net cash provided by operating activities. Substantially all of our derivatives are designated for hedge accounting.
In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $20.5 billion and $22.0 billion at June 28, 2026 and December 31, 2025. The outstanding principal amount of debt, including short-term and long-term debt, was $21.7 billion and $22.9 billion at June 28, 2026 and December 31, 2025, excluding $1.2 billion of unamortized discounts and issuance costs at both June 28, 2026 and December 31, 2025. The estimated fair values of our outstanding debt were determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates and credit spreads (Level 2).
Also in addition to the financial instruments listed in the table above, we make investments in companies that we believe are advancing or developing new technologies applicable to our business. These investments are primarily in early-stage companies and may be in the form of common or preferred stock, warrants, convertible debt securities, investments in funds or other investments. Most of these investments are in securities without readily determinable fair values (privately held securities), which are measured initially at cost and are then adjusted to fair value only if there is an observable price change or reduced for impairment, if applicable. The carrying amounts of the investments were $784 million and $669 million at June 28, 2026 and December 31, 2025. Net gains recorded due to adjustments in valuation and/or sales of investments were not material for the quarters and six months ended June 28, 2026 and June 29, 2025.
NOTE 9 - STOCKHOLDERS’ EQUITY
Dividends
We paid cash dividends of $1.6 billion ($6.90 per share) during the six months ended June 28, 2026. The total amount of dividends declared may differ from the total amount of dividends paid during a period due to the timing of dividend-equivalents paid on RSUs and PSUs. These dividend-equivalents are accrued during the vesting period and are paid upon the vesting of the RSUs and PSUs, which primarily occurs in the first quarter each year.
Accumulated Other Comprehensive Loss (AOCL)
Changes in the balance of AOCL, net of tax, consisted of the following (in millions):

	Retirement Benefits	Other, net	AOCL
Balance at December 31, 2025	$(7,555)	$13	$(7,542)
Other comprehensive loss before reclassifications	—	(55)	(55)
Amounts reclassified from AOCL
Amortization of net actuarial losses and prior service costs (a)	124	—	124
Other	—	5	5
Total reclassified from AOCL	124	5	129
Total other comprehensive income	124	(50)	74
Balance at June 28, 2026	$(7,431)	$(37)	$(7,468)

Balance at December 31, 2024	$(8,288)	$(164)	$(8,452)
Other comprehensive income before reclassifications	—	142	142
Amounts reclassified from AOCL
Amortization of net actuarial losses and prior service costs (a)	128	—	128
Other	—	25	25
Total reclassified from AOCL	128	25	153
Total other comprehensive income	128	167	295
Balance at June 29, 2025	$(8,160)	$3	$(8,157)

(a)Reclassifications from AOCL related to retirement benefits were recorded as a component of FAS expense for each period presented. These amounts include $62 million and $64 million, net of tax, for the quarters ended June 28, 2026 and June 29, 2025, which are comprised of the amortization of net actuarial losses of $56 million and $55 million, and the amortization of net prior service costs of $6 million and $9 million, for the quarters ended June 28, 2026 and June 29, 2025. See “Note 6 - Retirement Benefits”.

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
Significant judgments and assumptions are made in estimating contract sales, costs, and profit. We estimate profit as the difference between total estimated sales and total estimated costs to complete the contract and recognize profit as costs are incurred (over time sales recognition) or when the customer accepts the product or service (point in time sales recognition). Contract sales may include estimates of variable consideration, including cost or performance incentives (such as award and incentive fees), unpriced change orders, requests for equitable adjustment (REAs), and contract claims. Variable consideration is included in total estimated sales to the extent it is probable that a significant reversal in the amount of cumulative sales recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We also estimate variable consideration as the most likely amount to which we expect to be entitled. Contract costs include significant estimates related to labor, subcontractors, materials, overhead, general and administrative expenses, and costs to fulfill our industrial cooperation agreements, sometimes referred to as offset or localization agreements, required under certain contracts with international customers. Significant estimates related to costs include, but are not limited to, the complexity and scope of the work to be performed, labor productivity and availability, labor rates including terms of collective bargaining arrangements, execution by our subcontractors, the availability and cost of materials including any impact from changing costs or inflation, the length of time to complete the performance obligation, overhead and general and administrative cost rates, and estimated useful lives of components and assets, among others. In particular, fixed-price development programs involve significant management judgment, as development contracts by nature have elements that have not been done before and thus, are highly subject to future unexpected changes in estimates as described below.
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
The following table presents the effect of profit booking rate adjustments on our financial results (in millions, except per share data):

	Quarters Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Sales	$408	$(361)	$624	$142
Segment operating profit (loss)	375	(1,045)	590	(565)
% of segment operating profit (loss)	17%	(183)%	15%	(21)%
Net earnings (loss)	296	(826)	466	(446)
Diluted earnings (loss) per share	1.28	(3.53)	2.02	(1.90)
During the six months ended June 28, 2026, we recorded unfavorable profit adjustments of $125 million on the F-16 program at Aeronautics as a result of production performance and development delays, $95 million on the C-130 program at Aeronautics as a result of continued diminishing manufacturing source integration challenges and associated delivery delays, $95 million on Heavy Lift programs at RMS as a result of production performance, and $80 million on Seahawk programs at RMS as a result of production performance and schedule delays. During the quarter ended June 29, 2025, we recorded losses of $950 million on an ongoing classified program at Aeronautics, and $570 million on Canadian Maritime Helicopter Program (CMHP) and $95 million on Türkish Utility Helicopter Program (TUHP) at RMS. During the six months ended June 29, 2025, in addition to the losses above, we recorded $125 million of adjustments resulting from favorable performance upon completion on certain commercial civil space programs at Space and an $80 million favorable adjustment upon completion of a classified program at Aeronautics.
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

Aeronautics Classified Program
We have experienced significant performance issues on an existing classified program at our Aeronautics business segment. The initial phase is on a fixed-price incentive fee contract with fixed-price incentive fee options for additional phases. Phases within the program involve highly complex design and systems integration. As a result of performance issues with the program, Aeronautics completed a comprehensive review of its design, integration, test, and other processes to achieve the technical requirements of the program in the second quarter of 2025. The performance issues that occurred in 2025, and the comprehensive review completed in the second quarter of 2025, resulted in significant changes in the program’s processes and testing approach and led to an extension of the program’s schedule, which drove a substantial increase in cost estimates. As a result, during the second quarter of 2025, we recognized additional reach-forward losses of $950 million across both phases of the program. The primary drivers of the additional reach-forward losses recognized in the second quarter of 2025 included: (1) software development performance degradation and integration findings observed over a continued period; (2) learnings in recent software and build experience on another program specifically relevant to the program; (3) significant changes in test plan resulting from customer discussions and changes in test execution strategy; (4) safety-critical and other necessary design and engineering changes in response to certain observed performance degradation and a discrete event; and (5) complete schedule realignment, including as a result of items (1) through (4).
As of June 28, 2026, cumulative losses recognized to date on this program remained at approximately $1.8 billion across both phases. As of June 28, 2026, $427 million of the losses remained accrued in other current liabilities on our consolidated balance sheets. We continue to proactively manage the technical requirements and our performance, the remaining work and any future changes in scope or schedule, and estimated costs to complete the program, including future phases. Due to the nature of the highly complex design and systems integration on this program, we may need to record additional losses in future periods if performance issues, increases in scope, or increases in cost from prior estimates indicate that further losses are evident. Our estimates may change, in particular, as we conduct further development and testing on the program, which may lead to new findings or cause us to modify our expectations or understandings of the risks inherent in the program. Any such losses could be material to our financial results in any period that they are recognized. We and our industry team will continue to incur advanced procurement costs (also referred to as pre-contract costs) to enhance our ability to achieve the schedule and certain milestones which could be significant. We will monitor the recoverability of pre-contract costs, which could be impacted by our assessment of the customer’s decision regarding the funding of future phases of the program.
MFC Classified Program
Our MFC business segment has been performing under a competitively bid classified contract, which includes a cost-reimbursable base contract for the initial phase of the program and multiple fixed-price options for additional phases. We previously disclosed that the options may be exercised over the next several years and, if performed, we expect they would each be at a loss. Certain options have been exercised, and based upon performance to date, future requirements of the program, discussions with the customer, and anticipated customer funding, among other factors, we continue to believe it is probable that the remaining unexercised options will be exercised. As we perform on the cost-reimbursable base contract and the options, we continue to evaluate our estimates of cost necessary to complete the scope on the contract. Our estimates could change based on our performance, supplier negotiations and their performance, macroeconomic impacts, and discoveries made in the execution of these options or on the cost-reimbursable base contract. As of June 28, 2026, cumulative losses recognized on the program remained at approximately $1.5 billion in total, of which, $1.1 billion remained accrued in other current liabilities on our consolidated balance sheets. Any changes to our estimates or assumptions may result in additional losses and such losses could be material to our financial results in any period that they are recognized.
Canadian Maritime Helicopter Program
Our RMS business segment has been performing the Canadian Maritime Helicopter Program (CMHP) under multiple contracts with the Canadian government. The program provides for design, development, and production of CH-148 aircraft (the Original Equipment contract), which is a military variant of the S-92 helicopter, and for logistical support to the fleet (the In Service Support contract) over an extended time period. In 2025, the final aircraft under the program was delivered to Canada and accepted. The program has experienced performance issues and we have previously recorded losses on the program. These losses included additional losses of $570 million recognized during the second quarter of 2025 as a result of revisions to our cost and sales estimate. We have been in discussions with the Canadian government to potentially restructure certain contractual terms and conditions that may be beneficial to both parties. As of June 28, 2026, cumulative losses recognized on the program remained at approximately $670 million, of which $365 million remained accrued in other current liabilities on our consolidated balance sheet. Contract assets were approximately $585 million as of June 28, 2026. Any restructuring discussions may be prolonged or unsuccessful, and could result in a contract termination, and are dependent upon Canadian government resources and priorities and other factors outside of our control, such as trade relations with the United States. These items in addition to future performance issues or changes in our estimates, or dependencies on suppliers may affect our ability to recover our costs, including recovery of the contract assets recognized on our consolidated balance sheets and our assessment of the reach-forward loss, and potential damages, which could be material to our financial results in any period that they are recognized.
Türkish Utility Helicopter Program
As previously disclosed, sanctions imposed in 2020 by the U.S. Government on Turkey’s defense procurement agency (SSB) and certain persons affected our ability to perform under our contracts with Türkish industry for the Türkish Utility Helicopter Program (TUHP), which anticipates co-production with Türkish industry for production of T70 helicopters for use in Türkiye, as well as the related provision of Türkish goods and services under buy-back or offset obligations. During the second quarter of 2025, we recognized a loss of $95 million in light of the status of restructuring discussions with our prime customer and the status of the TUHP. In the fourth quarter of 2025, we finalized an agreement with our prime contract customer to terminate the existing TUHP contracts and establish new contracts for a reduced scope of work, which became effective in January 2026. Our performance under the new contracts is subject to the receipt of U.S. export authorizations. We have obtained an amendment to our manufacturing license agreement and have now received the remaining licenses needed to support our obligations under the new contracts. With all required licenses in place, the risk of customer drawdown on letters of credit linked to obtaining these licenses has been eliminated. As of June 28, 2026, cumulative losses recognized to date on the program remained at approximately $130 million.
United Launch Alliance Investment
We hold a 50% membership interest in United Launch Alliance (ULA), with The Boeing Company (Boeing) holding the other 50% interest. We account for this investment under the equity method, with $617 million and $551 million recorded in other noncurrent assets on our consolidated balance sheets at June 28, 2026 and December 31, 2025, respectively. During the first quarter of 2026, ULA’s Vulcan Centaur rocket experienced performance challenges that are negatively affecting ULA’s financial condition and results of operations. In the second quarter of 2026, we agreed to guarantee certain ULA borrowings under which maximum potential future payments amount to $500 million. The fair value of the guarantee obligation we recognized in the second quarter of 2026 amounts to $64 million and our investment in ULA has increased by a corresponding amount. We and Boeing expect to provide additional financial support to ULA to support its liquidity or ongoing operations and could incur impairment and operating losses if the Vulcan Centaur rocket does not perform consistent with ULA’s assumptions.
Backlog
Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. It is converted into sales in future periods as work is performed or deliveries are made. For our cost-reimbursable and fixed-priced-incentive contracts, the estimated consideration we expect to receive pursuant to the terms of the contract may exceed the contractual award amount. The estimated consideration is determined at the outset of the contract and is continuously reviewed throughout the contract period. In determining the estimated consideration, we consider the risks related to the technical, schedule and cost impacts to complete the contract and an estimate of any variable consideration. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of June 28, 2026, our ending backlog was $230.4 billion. The increase in backlog of $36.8 billion during the six months ended June 28, 2026 was primarily due to an undefinitized contractual action (UCA) awarded for the THAAD program at our MFC business segment. We expect to recognize approximately 30% of our backlog over the next 12 months and a total of approximately 50% over the next 24 months as revenue with the remainder recognized thereafter.
Income Taxes
Our effective income tax rates were 15.7% and 15.9% for the quarter and six months ended June 28, 2026 and 18.0% and 16.3% for the quarter and six months ended June 29, 2025. The lower effective income tax rates for the quarter and six months ended June 28, 2026 were primarily attributable to lower interest expense on our uncertain tax position and the reach-forward losses recognized in 2025. The rates for all periods benefited from the tax deductions for foreign derived deduction eligible income, research and development tax credits, dividends paid to our defined contribution plans with an employee stock ownership plan feature and employee equity awards.

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS
In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This guidance removes all references to project stages throughout FASB Accounting Standards Codification (ASC) Subtopic 350-40, Internal-Use Software and clarifies the threshold entities apply to begin capitalizing costs. Under the new standard, cost capitalization should only commence when an entity has committed to funding a software project and it is probable the project will be completed and the software will be used for its intended function. The amendments are effective for annual and interim reporting periods beginning January 1, 2028. Entities may apply the guidance using a prospective, retrospective or modified transition approach. Early adoption is permitted as of the beginning of an annual reporting period. We will adopt the ASU on its effective date of January 1, 2028.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires entities to disclose certain expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization, by caption. In addition, entities must provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The amendments are effective for annual reporting periods beginning January 1, 2027, and for interim reporting periods beginning after January 1, 2028. We are evaluating the impact of this ASU and expect the standard will only affect our disclosures and will not impact our results of operations or financial condition.
NOTE 12 - SUBSEQUENT EVENTS
On July 6, 2026, we announced that we entered into a definitive agreement to acquire Ultra Maritime Solutions (Ultra Maritime), a global defense company specializing in advanced undersea warfare and anti-submarine capabilities for allied naval forces, for $3.45 billion. We expect to fund the acquisition with cash on hand and additional financing arrangements. The transaction is subject to regulatory reviews and approvals and customary closing conditions, and is expected to close in the fourth quarter of 2026.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lockheed Martin Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Lockheed Martin Corporation (the Company) as of June 28, 2026, the related consolidated statements of earnings, comprehensive income and equity for the quarters and six months ended June 28, 2026 and June 29, 2025, the consolidated statements of cash flows for the six months ended June 28, 2026 and June 29, 2025, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
July 23, 2026

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
BUSINESS OVERVIEW
We are a global aerospace and defense technology company that builds and sustains the solutions America and its allies need to deter conflict and advance national security and scientific exploration objectives. Our four business areas – Aeronautics, Missiles and Fire Control, Rotary and Mission Systems, and Space – work as one company offering integrated solutions, at scale, across all warfighting domains. Our defense, space, intelligence, homeland security, information technology, and cybersecurity capabilities serve U.S. and international customers in defense, civil and commercial applications. Our principal customers are agencies of the U.S. Government and allies. During the six months ended June 28, 2026, 70% of our $38.1 billion in sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 61% from U.S. Department of War (DoW), also known as the Department of Defense under 10 U.S.C. § 111(a)), and 30% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government).
Global Security
We operate in a complex and evolving global security environment. Conflicts or tensions in areas such as the Middle East, Europe, and the Pacific region have heightened tensions and highlighted security requirements globally, including in these regions as well as the U.S. Although these tensions and conflicts may drive interest in specific products or services as countries seek to improve their security posture, our business primarily operates on a long-cycle basis. As a result, the U.S. Government has been broadly focused on increasing industry capacity to meet long-term demand. We are working with the U.S. Government, international partners, and our supply chain with the objective of increasing capacity and enhancing our ability to scale operations to anticipated demand. We expect these efforts will enable us to deliver critical capabilities and replenish depleted U.S. and allied stockpiles, although there can be no assurance that production capacity will increase at the rate or to the extent we or our customers expect due to supply chain constraints, workforce limitations, government funding decisions, and other factors described in our risk factors.
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
We have experienced, and continue to experience, supply chain challenges, including supplier shortages and performance issues. Although on‑time deliveries have generally been steady, pressures remain in certain areas, and we are proactively working with our suppliers to meet our contract commitments. In addition, macroeconomic conditions including elevated levels of inflation present risks for us, our suppliers and the stability of the broader defense industrial base. Supply chain challenges, including both the availability and cost of goods, may be further impacted due to the imposition of tariffs and the availability of raw materials including rare earth minerals. We continue to work to mitigate challenges caused by the supply chain or current macroeconomic environment on our business, including by deploying resources to work with our supply chain, securing materials and support by executing long-term contracts, enforcing existing contract terms, identifying alternative sources, collaborating with our customers to address industry-wide challenges, and optimizing our supply chain organization through digital transformation and workforce development. If we experience significant supply chain issues or high rates of inflation, and are unable to successfully mitigate the impact, our future profits, margins and cash flows, particularly for existing fixed-price contracts, may be adversely affected. We remain committed to our ongoing efforts to increase the efficiency of our operations and improve the cost competitiveness and affordability of our products and services, which may, in part, offset cost increases from inflation.
Certain materials and component parts that go into making our products are imported into the U.S. and are subject to tariffs, sanctions, embargoes, export and import controls, and other trade restrictions. Changes in trade policies, including tariffs and other restrictions, may affect the cost or availability of certain materials and components. While we continue to monitor these developments and pursue mitigation strategies where appropriate, excluding the near-term cash flow impact, we do not currently expect existing tariffs to have a material long-term impact on our results of operations. Through the six months ended June 28, 2026, we have received approximately $140 million in refunds related to prior tariff assessments.
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
U.S. Government Budget Environment
Our primary customer is the U.S. Government, from which we derived 70% of our sales during the six months ended June 28, 2026, including 61% from the DoW. Funding for U.S. Government programs is subject to a variety of factors that can affect our business, including the Administration’s budget requests and procurement priorities and policies, annual congressional budget authorization and appropriation processes, and other U.S. Government domestic and international priorities. U.S. Government spending levels, particularly defense spending, and timely funding thereof can affect our financial performance over the short and long term.
The National Defense Authorization Act (NDAA) for FY 2026 was signed into law on December 18, 2025. This legislation authorizes $901 billion for national defense. On February 3, 2026, the President signed the Consolidated Appropriations Act, 2026, which provided $839.2 billion of discretionary funding for national defense through September 30, 2026, an increase of $8.4 billion over the President’s FY2026 Budget Request. Separately, the One Big Beautiful Bill Act (the Tax Act), signed into law on July 4, 2025, provides more than $150 billion of additional mandatory funding for Defense that is available through September 30, 2029.
On April 3, 2026, the Administration released the FY 2027 Defense topline request. The FY 2027 proposal seeks a historic $1.5 trillion defense budget, driven by a large discretionary base request and an additional $350 billion of mandatory funding through reconciliation. It emphasizes a $760 billion weapons‑procurement and modernization effort—highlighting commitment to munitions framework deals, Golden Dome missile defense, a major shipbuilding program, and an increase in F‑35 purchases. The FY 2027 proposal is subject to Congressional appropriation, and there can be no assurance that it will be enacted at the levels proposed or that increases in authorized quantities will translate into increased orders for our programs within any particular timeframe.
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
Our consolidated results of operations were as follows (in millions, except per share data):

	Quarters Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Sales	$20,063	$18,155	$38,084	$36,118
Operating costs and expenses	(17,617)	(17,421)	(33,560)	(33,061)
Gross profit	2,446	734	4,524	3,057
Other income, net	33	14	18	63
Operating profit	2,479	748	4,542	3,120
Interest expense	(266)	(274)	(535)	(542)
Non-service FAS pension expense	(80)	(99)	(160)	(197)
Other non-operating income, net	45	42	105	72
Earnings before income taxes	2,178	417	3,952	2,453
Income tax expense	(342)	(75)	(628)	(399)
Net earnings	$1,836	$342	$3,324	$2,054
Diluted earnings per common share	$7.94	$1.46	$14.38	$8.75

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

Our consolidated sales and operating costs and expenses were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Sales
Products	$16,783	$15,149	$31,614	$30,085
% of total sales	83.7%	83.4%	83.0%	83.3%
Services	3,280	3,006	6,470	6,033
% of total sales	16.3%	16.6%	17.0%	16.7%
Total sales	$20,063	$18,155	$38,084	$36,118
Operating costs and expenses
Products	$(15,063)	$(14,469)	$(28,461)	$(27,753)
% of product sales	89.8%	95.5%	90.0%	92.2%
Services	(2,862)	(3,130)	(5,646)	(5,770)
% of service sales	87.3%	104.1%	87.3%	95.6%
Impairment and other charges	—	(66)	—	(66)
Other unallocated, net	308	244	547	528
Total operating costs and expenses	$(17,617)	$(17,421)	$(33,560)	$(33,061)

Product Sales and Costs
Product sales increased $1.6 billion, or 11%, during the quarter ended June 28, 2026, compared to the same period in 2025. This increase was due to higher product sales of approximately $650 million at Aeronautics (higher volume on F-35 production contracts and the sales impact of the 2025 reach-forward loss on a classified program); $635 million at MFC (production ramp-up on Patriot Advanced Capability-3 (PAC-3) and Terminal High Altitude Area Defense (THAAD) programs); $185 million at RMS (higher volume on undersea combat systems programs and the River Class Destroyer program and the sales impact of the 2025 reach-forward loss on the Türkish Utility Helicopter Program (TUHP) program); and $165 million at Space (higher volume on Fleet Ballistic Missile (FBM) and Next Generation Interceptor (NGI) programs).
Product costs increased $594 million, or 4%, during the quarter ended June 28, 2026, compared to the same period in 2025. Higher product costs of approximately $515 million at MFC, $165 million at RMS and $155 million at Space, partially offset by lower product costs of $240 million at Aeronautics. Product costs for all four business segments reflect the production ramp-up and higher volume as described above in “Product Sales”. Additionally, lower product costs at Aeronautics reflect the 2025 reach-forward loss on a classified program.
Product sales during the six months ended June 28, 2026 increased $1.5 billion, or 5%, compared to the same period in 2025. This increase was due to higher product sales of approximately $940 million at MFC (production ramp-up on PAC-3 and THAAD programs); $405 million at Aeronautics (primarily higher volume on F-35 production contracts); and $320 million at Space (higher volume on FBM and NGI programs).
Product costs during the six months ended June 28, 2026 increased $708 million, or 3%, compared to the same period in 2025. Higher product costs of approximately of $765 million at MFC and $400 million at Space were partially offset by lower product costs of $380 million at Aeronautics. Product costs for MFC, Aeronautics and Space reflect the production ramp-up and higher volume as described above in “Product Sales”. Additionally, lower product costs at Aeronautics reflect the 2025 reach-forward loss on a classified program.

Service Sales and Costs
Service sales increased $274 million, or 9%, during the quarter ended June 28, 2026, compared to the same period in 2025 due to higher service sales of approximately $175 million at RMS (sales impact of the 2025 reach-forward loss on Canadian Maritime Helicopter Program (CMHP)); and $45 million at Aeronautics (higher volume on F-35 sustainment contracts, partially offset by lower volume on C-130 sustainment contracts).
Service costs decreased $268 million, or 9%, during the quarter ended June 28, 2026, compared to the same period in 2025 primarily attributable to lower service costs of approximately $410 million at RMS, partially offset by higher service costs of approximately $75 million at Aeronautics as described above in “Service Sales”.
Service sales during the six months ended June 28, 2026 increased $437 million, or 7%, compared to the same period in 2025. The increase was primarily attributable to higher service sales of approximately $180 million at Aeronautics (higher volume on the F-35 sustainment contracts, partially offset by the sales impact of lower net favorable profit adjustments on C-130 program); and $160 million at RMS (sales impact of the 2025 reach-forward loss on CMHP).
Service costs during the six months ended June 28, 2026 decreased $124 million, or 2%, compared to the same period in 2025. The decrease was primarily attributable to lower service costs of $465 million at RMS, partially offset by higher service costs of approximately $210 million at Aeronautics as described above in “Service Sales”.
Impairment and Other Charges
During the second quarter of 2025, we recorded charges totaling $66 million ($52 million, or $0.22 per share, after-tax) primarily for the write-off of fixed assets resulting from the U.S. Air Force’s Next Generation Air Dominance (NGAD) competition and down-select decision.
Other Unallocated, Net
Other unallocated, net primarily includes the FAS/CAS pension operating adjustment (which represents the difference between total CAS pension cost recorded in our business segments’ results of operations and the service cost component of FAS pension expense), stock-based compensation expense, changes in the fair value of assets and liabilities for deferred compensation plans, significant severance charges, significant asset impairments, intangible asset amortization expense, and other miscellaneous corporate activities. Other unallocated, net operating expenses were $308 million and $547 million during the quarter and six months ended June 28, 2026, compared to $244 million and $528 million during the quarter and six months ended June 29, 2025. The fluctuations in other unallocated, net were primarily due to changes in fair value of net assets and liabilities for deferred compensation plans and costs associated with various corporate items, none of which were individually significant.
Other Income, Net
Other income, net was $33 million and $18 million during the quarter and six months ended June 28, 2026, compared to $14 million and $63 million during the quarter and six months ended June 29, 2025. Other income, net, primarily includes earnings generated by equity method investees, as well as gains or losses for acquisitions, divestitures, and other items, none of which are individually significant.
Non-service FAS Pension Expense

Non-service FAS pension expense was $80 million and $160 million during the quarter and six months ended June 28, 2026, compared to $99 million and $197 million during the quarter and six months ended June 29, 2025. See “Note 6 - Retirement Benefits” included in our Notes to Consolidated Financial Statements for additional information.
Other Non-operating Income, net

Other non-operating income, net primarily includes gains or losses related to adjustments in valuation of early-stage company investments or gains or losses upon the sale of these investments and interest income earned on cash and cash equivalents. Other non-operating income, net was $45 million and $105 million during the quarter and six months ended June 28, 2026, compared to $42 million and $72 million during the quarter and six months ended June 29, 2025. See “Note 8 - Fair Value Measurements” included in our Notes to Consolidated Financial Statements for additional information.

Income Tax Expense
Our effective income tax rates were 15.7% and 15.9% for the quarter and six months ended June 28, 2026 and 18.0% and 16.3% for the quarter and six months ended June 29, 2025. The lower effective income tax rates for the quarter and six months ended June 28, 2026 were primarily attributable to lower interest expense on our uncertain tax position and the reach-forward losses recognized in 2025. The rates for all periods benefited from the tax deductions for foreign derived deduction eligible income, research and development tax credits, dividends paid to our defined contribution plans with an employee stock ownership plan feature and employee equity awards.
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
On July 4, 2025, the President signed into law the One Big Beautiful Bill Act (the Tax Act). Key provisions included the permanent reinstatement of immediate expensing for domestic research expenditures, the restoration of full expensing for qualified machinery, equipment and other short-lived assets, and several modifications to existing corporate alternative minimum tax (CAMT) and international tax provisions. On February 18, 2026, the U.S. Department of Treasury issued Notice 2026-7 (the Notice) providing additional interim guidance regarding the application of the CAMT. As a result of the Tax Act and the Notice, we are no longer subject to CAMT this year and expect to make reduced federal income tax payments for 2026.
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
Net Earnings
We reported net earnings of $1.8 billion ($7.94 per share) and $3.3 billion ($14.38 per share) during the quarter and six months ended June 28, 2026 and $342 million ($1.46 per share) and $2.1 billion ($8.75 per share) during the quarter and six months ended June 29, 2025. Net earnings and earnings per share for the quarter and six months ended June 28, 2026 were affected by the factors mentioned above. Earnings per share also benefited from a net decrease of approximately 3.2 million and 3.7 million weighted average common shares outstanding during the the quarter and six months ended June 28, 2026, compared to the same periods in 2025. The reduction in weighted average common shares was a result of share repurchases in the second half of 2025, but none during the quarter and six months ended June 28, 2026, partially offset by share issuances under our stock-based awards and certain defined contribution plans.

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
Sales and operating profit for each of our business segments were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Sales
Aeronautics	$8,112	$7,420	$15,065	$14,477
Missiles and Fire Control	4,101	3,433	7,750	6,806
Rotary and Mission Systems	4,354	3,995	8,345	8,323
Space	3,496	3,307	6,924	6,512
Total sales	$20,063	$18,155	$38,084	$36,118
Operating profit
Aeronautics	$760	$(98)	$1,379	$622
Missiles and Fire Control	594	479	1,094	944
Rotary and Mission Systems	437	(172)	860	349
Space	371	362	652	741
Total business segment operating profit	$2,162	$571	$3,985	$2,656
Unallocated items
FAS/CAS pension operating adjustment	$422	$379	$843	$758
Impairment and other charges	—	(66)	—	(66)
Intangible asset amortization expense	(50)	(63)	(100)	(127)
Other, net	(55)	(73)	(186)	(101)
Total unallocated items	317	177	557	464
Total consolidated operating profit	$2,479	$748	$4,542	$3,120

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
The following table presents the effect of our consolidated net profit booking rate adjustments on segment operating profit (in millions):

	Quarters Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Aeronautics	$60	$(730)	$75	$(620)
Missiles and Fire Control	190	130	325	260
Rotary and Mission Systems	25	(550)	60	(465)
Space	100	105	130	260
Total net adjustments to segment operating profit	$375	$(1,045)	$590	$(565)
During the six months ended June 28, 2026, we recorded unfavorable profit adjustments of $125 million on the F-16 program at Aeronautics as a result of production performance and development delays, $95 million on the C-130 program at Aeronautics as a result of continued diminishing manufacturing source integration challenges and associated delivery delays, $95 million on Heavy Lift programs at RMS as a result of production performance, and $80 million on Seahawk programs at RMS as a result of production performance and schedule delays. During the quarter ended June 29, 2025, we recorded losses of $950 million on an ongoing classified program at Aeronautics, and $570 million on Canadian Maritime Helicopter Program (CMHP) and $95 million on Türkish Utility Helicopter Program (TUHP) at RMS. During the six months ended June 29, 2025, in addition to the losses above, we recorded $125 million of adjustments resulting from favorable performance upon completion on certain commercial civil space programs at Space and an $80 million favorable adjustment upon completion of a classified program at Aeronautics.
There are certain programs where there is a risk of additional losses, including Aeronautics, MFC and RMS business segments. For further discussion regarding the losses recognized on these programs, including factors that could contribute to potential future losses, see “Note 10 - Other” included in our Notes to Consolidated Financial Statements.
Aeronautics
Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Sales	$8,112	$7,420	$15,065	$14,477
Operating profit (loss)	760	(98)	1,379	622
Operating margin	9.4%	(1.3%)	9.2%	4.3%
Aeronautics’ sales during the quarter ended June 28, 2026 increased $692 million, or 9%, compared to the same period in 2025. The increase was primarily due to higher sales of $475 million on the F‑35 program as a result of higher volume on production contracts, and $360 million due to the sales impact of the reach-forward loss recognized on a classified contract in 2025. These increases were partially offset by lower sales of $120 million on F-16 and C-130 programs due to lower volume on sustainment contracts.
Aeronautics’ operating profit during the quarter ended June 28, 2026 increased $858 million compared to the same period in 2025. The increase was attributable to the $950 million reach-forward loss recognized on a classified contract in 2025, and higher sales volume on F-35 production contracts. The increases were partially offset by $160 million of lower net favorable profit adjustments across the portfolio.
Aeronautics’ sales during the six months ended June 28, 2026 increased $588 million, or 4%, compared to the same period in 2025. The increase was primarily due to higher sales of $795 million on the F‑35 program as a result of higher volume on production and sustainment contracts; partially offset by lower sales of $225 million on the F-16 program due to the sales impact of unfavorable profit adjustments recognized in first quarter of 2026 and lower production volume, and

$110 million on the C-130 program due to the sales impact of lower net favorable profit adjustments. Sales for classified programs were comparable as lower volume was mostly offset by the reach-forward loss recognized on a classified contract in 2025.
Aeronautics’ operating profit during the six months ended June 28, 2026 increased $757 million compared to the same period in 2025. The increase was attributable to the $950 million reach-forward loss recognized on a classified contract in 2025; partially offset by $125 million of unfavorable profit adjustments on the F-16 program recognized in first quarter of 2026 and $130 million of lower net favorable profit adjustments across the portfolio.
Additionally, during the quarter ended June 28, 2026, we delivered 19 F-35 aircraft. Since the program inception through June 28, 2026, we delivered 1,344 production F-35 aircraft, including 956 F-35A variants, 250 F-35B variants and 138 F-35C variants, and our backlog as of that date was 317 aircraft.
Missiles and Fire Control
Summary operating results for our MFC business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Sales	$4,101	$3,433	$7,750	$6,806
Operating profit	594	479	1,094	944
Operating margin	14.5%	14.0%	14.1%	13.9%
MFC’s sales during the quarter ended June 28, 2026 increased $668 million, or 19%, compared to the same period in 2025. The increase was primarily attributable to higher sales of $560 million on integrated air and missile defense programs due to production ramps (PAC-3 and THAAD), and $100 million on tactical and strike missile programs due to production ramps (Precision Strike Missile (PrSM)).
MFC’s operating profit during the quarter ended June 28, 2026 increased $115 million, or 24%, compared to the same period in 2025. The increase was primarily attributable to higher sales volume previously described, and $60 million due to higher net favorable profit adjustments.
MFC’s sales during the six months ended June 28, 2026 increased $944 million, or 14%, compared to the same period in 2025. The increase was primarily attributable to higher sales of $750 million on integrated air and missile defense programs due to production ramps (PAC-3 and THAAD), and $175 million on tactical and strike missile programs due to production ramps (PrSM).
MFC’s operating profit during the six months ended June 28, 2026 increased $150 million, or 16%, compared to the same period in 2025. The increase was primarily attributable to higher sales volume previously described, and $65 million due to higher net favorable profit adjustments.

Rotary and Mission Systems
Summary operating results for our RMS business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Sales	$4,354	$3,995	$8,345	$8,323
Operating profit (loss)	437	(172)	860	349
Operating margin	10.0%	(4.3%)	10.3%	4.2%
RMS’ sales during the quarter ended June 28, 2026 increased $359 million, or 9%, compared to the same period in 2025. The increase was attributable to higher sales of $255 million on Sikorsky helicopter programs due to the sales impact of the reach-forward loss recognized on CMHP and TUHP in 2025, and $115 million on Mission Integrated Command & Control (MIC2) programs due to higher volume on undersea combat systems programs and the River Class Destroyer program.
RMS’ operating profit during the quarter ended June 28, 2026 increased $609 million compared to the same period in 2025. The increase was attributable to the $570 million reach-forward loss recognized on the CMHP program and the $95 million reach-forward loss recognized on the TUHP program in 2025. This increase was offset by unfavorable profit adjustments of $65 million on Heavy Lift and $50 million on Seahawk programs, partially offset by higher net favorable profit adjustments across the portfolio.
RMS’ sales during the six months ended June 28, 2026 were comparable to the same period in 2025. Lower sales of $160 million on Sensors, Effectors & Mission Systems (SEMS) programs due to lower volume across the portfolio were mostly offset by higher sales of $145 million at Sikorsky. Higher sales at Sikorsky were due to the sales impact of the reach-forward losses recognized on CMHP and TUHP in 2025, partially offset by the sales impact of unfavorable profit adjustments recognized in 2026.
RMS’ operating profit during the six months ended June 28, 2026 increased $511 million compared to the same period in 2025. The increase was attributable to the $570 million reach-forward loss recognized on the CMHP program and the $95 million reach-forward loss recognized on TUHP in 2025, partially offset by unfavorable profit adjustments of $95 million on Heavy Lift and $80 million on Seahawk programs in 2026.
Space
Summary operating results for our Space business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Sales	$3,496	$3,307	$6,924	$6,512
Operating profit	371	362	652	741
Operating margin	10.6%	10.9%	9.4%	11.4%
Space’s sales during the quarter ended June 28, 2026 increased $189 million, or 6%, compared to the same period in 2025. The increase was primarily attributable to higher sales of $190 million on strategic and missile defense programs due to increased volume (FBM and NGI).
Space’s operating profit during the quarter ended June 28, 2026 was comparable to the same period in 2025.
Space’s sales during the six months ended June 28, 2026 increased $412 million, or 6%, compared to the same period in 2025. The increase was primarily attributable to higher sales of $435 million on strategic and missile defense programs due to increased volume (FBM and NGI).
Space’s operating profit during the six months ended June 28, 2026 decreased $89 million, or 12%, compared to the same period in 2025. The decrease was primarily due to favorable performance at completion on certain commercial civil space programs in 2025, partially offset by higher sales volume previously described.

FINANCIAL CONDITION
Liquidity and Capital Resources
At June 28, 2026, we had cash and cash equivalents of $3.8 billion that was generally available to fund ordinary business operations without significant legal, regulatory or other restrictions. Our principal source of liquidity is our cash from operations and access to credit markets. Access to credit markets includes our revolving credit facilities, and the ability to issue commercial paper. We may, as conditions warrant, issue commercial paper backed by our revolving credit facility to manage the timing of cash flows. There were no borrowings outstanding under the revolving credit facilities or the commercial paper program at June 28, 2026 or December 31, 2025.
Cash received from customers is our primary source of cash from operations. However, from time to time, we fund customer programs ourselves pending government appropriations or prior to contract award. See “Note 5 - Inventories” included in our Notes to Consolidated Financial Statements for additional information. If we incur costs in excess of funds obligated on the contract or in advance of a contract award, this negatively affects our cash flows, and we may be at risk for reimbursement of the excess costs. In addition, when estimates of total costs to be incurred on a contract exceed total estimates of the transaction price, a provision for the entire loss is determined at the contract level and is recorded in the period in which the loss is evident, which we refer to as a reach-forward loss. Typically, these reach-forward losses do not have an immediate cash flow impact, but as future costs are incurred on these contracts, these losses will negatively impact cash flows over the remaining period of performance.
Increases in costs due to tariffs may impact our cash flows, as we may not be able to fully recover these costs, and even if recovery is possible, it may not occur in the same period as the incurred costs. See “Business Overview” discussion above.
Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type. We generally bill and collect cash more frequently under cost-reimbursable contracts, which represented approximately 41% of the sales we recorded during the six months ended June 28, 2026, as we are authorized to bill as the costs are incurred. A number of our fixed-price contracts may provide for performance-based payments, which allow us to bill and collect cash as we perform on the contract as we achieve milestones. The amounts of performance-based payments and the related milestones are determined in the negotiation of each contract. The timing of such payments may differ from the timing of the costs incurred related to our contract performance, thereby affecting our cash flows.
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
The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	Six Months Ended
	June 28, 2026	June 29, 2025
Cash and cash equivalents at beginning of year	$4,121	$2,483
Operating activities
Net earnings	3,324	2,054
Noncash adjustments	1,516	2,057
Changes in working capital	(1,259)	(2,454)
Other, net	(126)	(47)
Net cash provided by operating activities	3,455	1,610
Net cash used for investing activities	(890)	(1,145)
Net cash used for financing activities	(2,895)	(1,655)
Net change in cash and cash equivalents	(330)	(1,190)
Cash and cash equivalents at end of period	$3,791	$1,293
Operating Activities
Net cash provided by operating activities during the six months ended June 28, 2026 increased $1.8 billion compared to the same period in 2025. The increase in cash from operations was primarily due to the timing of customer receipts, and lower tax payments reflecting the impact of the Tax Act and the Notice.
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
The following table reconciles net cash provided by operating activities to free cash flow (in millions):

	Six Months Ended
	June 28, 2026	June 29, 2025
Cash from operations	$3,455	$1,610
Capital expenditures	(829)	(805)
Free cash flow	$2,626	$805
Free cash flow during the six months ended June 28, 2026 increased $1.8 billion compared to the same period in 2025 primarily due to operating cash flow drivers described above.
Investing Activities
Net cash used for investing activities during the six months ended June 28, 2026 decreased $255 million compared to the same period in 2025. Capital expenditures totaled $829 million and $805 million during the six months ended June 28, 2026 and June 29, 2025. The majority of our capital expenditures are for equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.

Financing Activities
Net cash used for financing activities during the six months ended June 28, 2026 increased $1.2 billion compared to the same period in 2025. During the six months ended June 28, 2026, we did not make any repurchase of our common stock, compared to $1.3 billion to repurchase 2.7 million shares during the same period in 2025. Also, during the six months ended June 28, 2026 and June 29, 2025, we repaid $1.2 billion and $142 million of long-term notes according to their scheduled maturities. Additionally, there were no commercial paper borrowings outstanding as of June 28, 2026, compared to net proceeds of $1.4 billion from commercial paper issuance during the same period in 2025.
OTHER MATTERS
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
ITEM 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 28, 2026. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of June 28, 2026.
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
~~•~~planned production rates and orders for significant programs, compliance with stringent performance and reliability standards, and materials availability, including government furnished equipment and rare earth minerals;

•performance and/or financial viability of key suppliers, teammates, joint ventures (including United Launch Alliance, for which we have provided and expect to provide additional financial guarantees), joint venture partners, subcontractors and customers;
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
•the satisfaction of conditions to (including regulatory approvals) and consummation of our announced acquisition of Ultra Maritime, if at all, the timing and terms of any financing for such acquisition and the impact thereof on our indebtedness and capital allocation, our ability to successfully integrate the Ultra Maritime business and realize synergies and other expected benefits of the transaction and the potential for disruption to our or Ultra Maritime's business, customer and supplier relationships, and retention of key personnel during the pendency of the transaction;
•our efforts to fund and increase production capabilities and the efficiency of operations and improve the affordability of our products and services, including through digital transformation and cost reduction initiatives;
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
ITEM 1A. Risk Factors

Except for the risk factor update disclosed in Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 29, 2026, there have been no other material changes to our risk factors disclosed in Part I, Item 1A, “Risk Factors” of our 2025 Form 10-K. These risks and uncertainties described in our risk factors have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. These risks are not exclusive and additional risks to which we are subject include the factors mentioned under “Forward-Looking Statements” and the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the quarter ended June 28, 2026.

There were no repurchases of our common stock in the open market during the quarter ended June 28, 2026.

Period (a)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
				(in millions)
March 30, 2026 – April 26, 2026 (c)	—	$—	—	$8,324
April 27, 2026 – May 31, 2026 (c)	—	$—	—	$8,324
June 1, 2026 – June 28, 2026 (c)	—	$—	—	$8,324
Total (c)	—	$—	—

(a)We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, June 28, 2026 was the last day of our June 2026 fiscal month.
(b)In 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. We did not repurchase any shares during the quarter ended June 28, 2026.
(c)During the quarter ended June 28, 2026, we withheld and retired 357 shares of common stock with an average price of $512.87 per share solely to satisfy tax withholding obligations associated with the vesting of restricted stock units and performance stock units.

ITEM 5. Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended June 28, 2026.
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

Lockheed Martin Corporation
(Registrant)

Date: July 23, 2026	By: /s/ H. Edward Paul III
H. Edward Paul III
Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)