Form 10-Q
period 2026-09-27
LOCKHEED MARTIN CORP
filed 2026-10-22
CIK 936468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2026
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
Large accelerated filer ☒ Accelerated filer ☐ Non–accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 231,004,640 shares of our common stock, $1 par value per share, outstanding as of October 19, 2026.

Lockheed Martin Corporation
Form 10-Q
For the Quarterly Period Ended September 27, 2026

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Lockheed Martin Corporation
Consolidated Statements of Earnings
(unaudited; in millions, except per share data)

	Quarters Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Sales
Products	$17,429	$15,311	$49,043	$45,396
Services	3,282	3,298	9,752	9,331
Total sales	20,711	18,609	58,795	54,727
Operating costs and expenses
Products	(15,609)	(13,708)	(44,070)	(41,461)
Services	(2,882)	(2,871)	(8,528)	(8,641)
Impairment and other charges	—	—	—	(66)
Other unallocated, net	216	210	763	738
Total operating costs and expenses	(18,275)	(16,369)	(51,835)	(49,430)
Gross profit	2,436	2,240	6,960	5,297
Other income, net	7	40	25	103
Operating profit	2,443	2,280	6,985	5,400
Interest expense	(264)	(286)	(799)	(828)
Non-service FAS pension expense	(81)	(99)	(241)	(296)
Other non-operating income, net	74	43	179	115
Earnings before income taxes	2,172	1,938	6,124	4,391
Income tax expense	(327)	(319)	(955)	(718)
Net earnings	$1,845	$1,619	$5,169	$3,673

Earnings per common share
Basic	$8.00	$6.98	$22.45	$15.74
Diluted	$7.97	$6.95	$22.36	$15.69
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Comprehensive Income
(unaudited; in millions)

	Quarters Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net earnings	$1,845	$1,619	$5,169	$3,673
Other comprehensive income, net of tax
Retirement benefits
Amortization of net actuarial losses and prior service costs, net of tax of $17 million and $50 million in 2026 and $16 million and $51 million in 2025	63	65	187	193
Other, net of tax of $3 million and $8 million in 2026 and $1 million and $17 million in 2025	(15)	(10)	(65)	157
Other comprehensive income, net of tax	48	55	122	350
Comprehensive income	$1,893	$1,674	$5,291	$4,023

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Balance Sheets
(in millions, except par value)

	September 27, 2026	December 31, 2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$5,960	$4,121
Receivables, net	3,096	3,901
Contract assets	16,899	13,001
Inventories	3,987	3,524
Other current assets	1,059	815
Total current assets	31,001	25,362
Property, plant and equipment, net	11,524	11,292
Goodwill	11,299	11,314
Intangible assets, net	1,737	1,887
Deferred income taxes	1,819	2,975
Other noncurrent assets	7,130	7,010
Total assets	$64,510	$59,840
Liabilities and equity
Current liabilities
Accounts payable	$5,005	$3,630
Salaries, benefits and payroll taxes	3,349	3,184
Contract liabilities	12,644	11,440
Current maturities of long-term debt	—	1,168
Other current liabilities	3,542	3,913
Total current liabilities	24,540	23,335
Long-term debt, net	20,498	20,532
Accrued pension liabilities	3,938	3,915
Other noncurrent liabilities	5,471	5,337
Total liabilities	54,447	53,119
Stockholders’ equity
Common stock, $1 par value per share	230	229
Additional paid-in capital	451	—
Retained earnings	16,802	14,034
Accumulated other comprehensive loss	(7,420)	(7,542)
Total stockholders’ equity	10,063	6,721
Total liabilities and equity	$64,510	$59,840

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Cash Flows
(unaudited; in millions)

	Nine Months Ended
	September 27, 2026	September 28, 2025
Operating activities
Net earnings	$5,169	$3,673
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	1,223	1,224
Stock-based compensation	269	215
Deferred income taxes	1,114	72
Impairment and other charges	—	66
Reach-forward losses on select programs	—	1,615
Qualified defined benefit pension plans	277	334
Changes in assets and liabilities
Receivables, net	805	(1,493)
Contract assets	(3,898)	(1,231)
Inventories	(463)	(511)
Accounts payable	1,488	1,644
Contract liabilities	1,204	38
Income taxes	(244)	(100)
Other, net	(51)	(208)
Net cash provided by operating activities	6,893	5,338
Investing activities
Capital expenditures	(1,268)	(1,186)
Other, net	(92)	(278)
Net cash used for investing activities	(1,360)	(1,464)
Financing activities
Issuance of long-term debt, net of related costs	—	1,985
Repayments of long-term debt	(1,168)	(142)
Repurchases of common stock	—	(2,250)
Dividends paid	(2,408)	(2,332)
Other, net	(118)	(148)
Net cash used for financing activities	(3,694)	(2,887)
Net change in cash and cash equivalents	1,839	987
Cash and cash equivalents at beginning of period	4,121	2,483
Cash and cash equivalents at end of period	$5,960	$3,470
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
For the Quarters Ended September 27, 2026 and September 28, 2025
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at June 28, 2026	$230	$247	$15,759	$(7,468)	$8,768
Net earnings	—	—	1,845	—	1,845
Other comprehensive income, net of tax	—	—	—	48	48
Dividends declared ($3.45 per share)	—	—	(802)	—	(802)
Stock-based awards, ESOP activity and other	—	204	—	—	204
Balance at September 27, 2026	$230	$451	$16,802	$(7,420)	$10,063

Balance at June 29, 2025	$232	$—	$13,259	$(8,157)	$5,334
Net earnings	—	—	1,619	—	1,619
Other comprehensive income, net of tax	—	—	—	55	55
Dividends declared	—	—	—	—	—
Repurchases of common stock	(2)	(173)	(825)	—	(1,000)
Stock-based awards, ESOP activity and other	—	173	—	—	173
Balance at September 28, 2025	$230	$—	$14,053	$(8,102)	$6,181
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation
Consolidated Statements of Equity
For the Nine Months Ended September 27, 2026 and September 28, 2025
(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2025	$229	$—	$14,034	$(7,542)	$6,721
Net earnings	—	—	5,169	—	5,169
Other comprehensive income, net of tax	—	—	—	122	122
Dividends declared ($10.35 per share)	—	—	(2,401)	—	(2,401)
Stock-based awards, ESOP activity and other	1	451	—	—	452
Balance at September 27, 2026	$230	$451	$16,802	$(7,420)	$10,063

Balance at December 31, 2024	$234	$—	$14,551	$(8,452)	$6,333
Net earnings	—	—	3,673	—	3,673
Other comprehensive income, net of tax	—	—	—	350	350
Dividends declared ($9.90 per share)	—	—	(2,324)	—	(2,324)
Repurchases of common stock	(5)	(398)	(1,847)	—	(2,250)
Stock-based awards, ESOP activity and other	1	398	—	—	399
Balance at September 28, 2025	$230	$—	$14,053	$(8,102)	$6,181
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
We close our books and records on the last Sunday of each interim calendar quarter, which was on September 27 for the third quarter of 2026 and September 28 for the third quarter of 2025, to align our financial closing with our business processes. The consolidated financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods as our fiscal year ends on December 31.
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
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
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
The following table presents the effect of profit booking rate adjustments on our financial results (in millions, except per share data):

	Quarters Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Sales	$426	$371	$1,050	$681
Segment operating profit (loss)	375	365	965	(200)
% of segment operating profit (loss)	17%	18%	16%	(4)%
Net earnings (loss)	296	288	762	(158)
Diluted earnings (loss) per share	1.28	1.24	3.30	(0.67)
During the nine months ended September 27, 2026, we recorded unfavorable profit adjustments of $170 million on the F-16 program at Aeronautics as a result of production performance and development delays, $175 million on the C-130 program at Aeronautics as a result of continued diminishing manufacturing source integration challenges and

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited)
associated delivery delays, $125 million on the Heavy Lift program at RMS as a result of production performance, and $95 million on the Seahawk program at RMS as a result of production performance and schedule delays. During the nine months ended September 28, 2025, we recorded losses of $950 million on an ongoing classified program at Aeronautics, and $570 million on Canadian Maritime Helicopter Program (CMHP) and $95 million on Türkish Utility Helicopter Program (TUHP) at RMS and $105 million of unfavorable profit adjustments on the C-130 program at our Aeronautics business segment. In addition to the losses and unfavorable profit adjustments above, during the nine months ended September 28, 2025 we also recorded $130 million of favorable adjustments upon completion on certain commercial civil space programs at Space and $80 million favorable adjustments upon completion of a classified program at Aeronautics.
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
Aeronautics Classified Program
Our Aeronautics business segment has been performing on an existing classified program, with the initial phase on a fixed-price incentive fee contract with fixed-price incentive fee options for additional phases. These phases involve highly complex design and systems integration, and we have previously disclosed that we have experienced significant performance issues. Most recently in the second quarter of 2025, we recognized additional reach-forward losses of $950 million across both phases of the program that were driven primarily by: (1) software development performance degradation and integration findings observed over a continued period; (2) learnings in recent software and build experience on another program specifically relevant to the program; (3) significant changes in test plan resulting from customer discussions and changes in test execution strategy; (4) safety-critical and other necessary design and engineering changes in response to certain observed performance degradation and a discrete event; and (5) complete schedule realignment, including as a result of items (1) through (4).
As of September 27, 2026, cumulative losses recognized to date on this program remained at approximately $1.8 billion in total, of which $394 million remained accrued in other current liabilities on our consolidated balance sheets. We continue to proactively manage the technical requirements and our performance, the remaining work and any future changes in scope or schedule, and estimated costs to complete the program, including future phases. Due to the nature of the highly complex design and systems integration on this program, we may need to record additional losses in future periods if performance issues, increases in scope, or increases in cost from prior estimates indicate that further losses are evident. Our estimates may change, in particular, as we conduct further development and testing on the program, which may lead to new findings or cause us to modify our expectations or understandings of the risks inherent in the program. Any such losses could be material to our financial results in any period that they are recognized. We and our industry team will continue to incur advanced procurement costs (also referred to as pre-contract costs) to enhance our ability to achieve the schedule and certain milestones which could be significant. We will monitor the recoverability of pre-contract costs, which could be impacted by our assessment of the customer’s decision regarding the funding of future phases of the program.

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited)
MFC Classified Program
Our MFC business segment has been performing under a competitively bid classified contract, which includes a cost-reimbursable base contract for the initial phase of the program and multiple fixed-price options for additional phases. We previously disclosed that the options would each be performed at a loss if exercised. Certain options have been exercised, and based upon performance to date, future requirements of the program, discussions with the customer, and anticipated customer funding, among other factors, we continue to believe it is probable that the remaining unexercised options will also be exercised. As we perform on the cost-reimbursable base contract and the options, we continue to evaluate our estimates of cost necessary to complete the scope on the contract. Our estimates could change based on our performance, supplier negotiations and their performance, macroeconomic impacts, and discoveries made in the execution of these options or on the cost-reimbursable base contract. As of September 27, 2026, cumulative losses recognized on the program remained at approximately $1.5 billion in total, of which, $1.0 billion remained accrued in other current liabilities on our consolidated balance sheets. Any changes to our estimates or assumptions may result in additional losses and such losses could be material to our financial results in any period that they are recognized.
Canadian Maritime Helicopter Program
Our RMS business segment has been performing the Canadian Maritime Helicopter Program (CMHP) with the Canadian government. As part of this program, we previously designed, developed, and produced CH-148 aircraft (the Original Equipment contract), which is a military variant of the S-92 helicopter, with the final aircraft delivered to Canada in 2025. We continue to provide logistical support to the fleet under the In Service Support contract over an extended time period, and we have previously disclosed that we have experienced performance issues. Most recently in the second quarter of 2025, we recognized additional losses of $570 million as a result of revisions to our cost and sales estimate. We have been in discussions with the Canadian government to potentially restructure certain contractual terms and conditions that may be beneficial to both parties.

As of September 27, 2026, cumulative losses recognized on the program remained at approximately $670 million, of which $360 million remained accrued in other current liabilities on our consolidated balance sheet. Contract assets were approximately $565 million as of September 27, 2026. Any restructuring discussions may be prolonged or unsuccessful, and could result in a contract termination, and are dependent upon Canadian government resources and priorities and other factors outside of our control, such as trade relations with the United States. These items in addition to future performance issues or changes in our estimates, or dependencies on suppliers may affect our ability to recover our costs, including recovery of the contract assets recognized on our consolidated balance sheets and our assessment of the reach-forward loss, and potential damages, which could be material to our financial results in any period that they are recognized.
Equity Method Investments
We hold a 50% membership interest in United Launch Alliance (ULA), with The Boeing Company (Boeing) holding the other 50% interest. We account for this investment under the equity method, with $578 million and $551 million recorded in other noncurrent assets on our consolidated balance sheets at September 27, 2026 and December 31, 2025. During the first quarter of 2026, ULA’s Vulcan Centaur rocket experienced performance challenges that are negatively affecting ULA’s financial condition and results of operations. In the third quarter of 2026, ULA amended and restated its credit agreement, for which we agreed to guarantee certain ULA borrowings under which maximum potential future principal payments amount to $750 million. We and Boeing expect to provide additional financial support to ULA to support its liquidity or ongoing operations and could incur impairment and operating losses if the Vulcan Centaur rocket does not perform consistent with ULA’s assumptions.
Backlog
Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. It is converted into sales in future periods as work is performed or deliveries are made. For our cost-reimbursable and fixed-priced-incentive contracts, the estimated consideration we expect to receive pursuant to the terms of the contract may exceed the contractual award amount. The estimated consideration is determined at the outset of the contract and is continuously reviewed throughout the contract period. In determining the estimated consideration, we consider the risks related to the technical, schedule and cost impacts to complete the contract and an estimate of any variable consideration. Periodically, we review these risks and may increase or decrease backlog accordingly. As the risks on such contracts are successfully retired, the estimated consideration from customers may be reduced, resulting in a reduction of backlog without a corresponding recognition of sales. As of September 27, 2026, our ending backlog was $292.0 billion. The increase in backlog of $61.6 billion for the

Lockheed Martin Corporation
Notes to Consolidated Financial Statements (unaudited)
quarter ended September 27, 2026, was primarily due to $52.5 billion associated with the multi-year award to produce PAC-3 Missile Segment Enhancement (MSE) interceptors at our MFC business segment. We expect to recognize approximately 23% of our backlog over the next 12 months and a total of approximately 40% over the next 24 months as revenue with the remainder recognized thereafter.

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
NOTE 3 - EARNINGS PER COMMON SHARE
The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Weighted average common shares outstanding for basic computations	230.5	231.9	230.2	233.3
Weighted average dilutive effect of equity awards	1.0	0.9	1.0	0.8
Weighted average common shares outstanding for diluted computations	231.5	232.8	231.2	234.1
We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units (RSUs) and performance stock units (PSUs) based on the treasury stock method. There were no significant anti-dilutive equity awards during the quarters and nine months ended September 27, 2026 and September 28, 2025.

NOTE 4 - INFORMATION ON BUSINESS SEGMENTS
Our operations are organized into four business segments, which also comprise our reportable segments: Aeronautics, Missiles and Fire Control (MFC), Rotary and Mission Systems (RMS) and Space. We generally organize our business segments based on the nature of products and services offered.
Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Sales
Aeronautics	$8,214	$7,256	$23,279	$21,733
Missiles and Fire Control	4,501	3,624	12,251	10,430
Rotary and Mission Systems	4,511	4,373	12,856	12,696
Space	3,485	3,356	10,409	9,868
Total sales	$20,711	$18,609	$58,795	$54,727
Operating costs and expenses (a)
Aeronautics	$7,471	$6,574	$21,157	$20,429
Missiles and Fire Control	3,870	3,114	10,526	8,976
Rotary and Mission Systems	3,987	3,867	11,472	11,841
Space	3,154	3,025	9,426	8,796
Total operating costs and expenses	$18,482	$16,580	$52,581	$50,042
Operating profit
Aeronautics	$743	$682	$2,122	$1,304
Missiles and Fire Control	631	510	1,725	1,454
Rotary and Mission Systems	524	506	1,384	855
Space	331	331	983	1,072
Total business segment operating profit	$2,229	$2,029	$6,214	$4,685
Unallocated items
FAS/CAS pension operating adjustment	$421	$380	$1,264	$1,138
Impairment and other charges	—	—	—	(66)
Intangible asset amortization expense	(49)	(70)	(149)	(197)
Other, net	(158)	(59)	(344)	(160)
Total unallocated items	214	251	771	715
Total consolidated operating profit	$2,443	$2,280	$6,985	$5,400
Intersegment sales
Aeronautics	$123	$85	$328	$271
Missiles and Fire Control	291	218	781	616
Rotary and Mission Systems	677	580	1,934	1,778
Space	77	77	237	244
Total intersegment sales	$1,168	$960	$3,280	$2,909
(a)Operating costs and expenses include certain immaterial items, such as other income (primarily equity earnings).
Segment results exclude intersegment transactions as these activities are eliminated in consolidation and are not considered in assessing the performance of each segment. As described below, segment operating profit also excludes other transactions that are not part of management’s evaluation of segment operating performance, which are included in “Unallocated items” to reconcile total segment operating profit to consolidated amounts. Business segment operating profit includes our share of earnings or losses from equity method investees as the operating activities of the equity method investees are closely aligned with the operations of our business segments. See “Note 2 - Significant Accounting Policies” for a discussion related to certain factors that may impact the comparability of sales and operating profit of our business segments.

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
The total FAS/CAS pension adjustments, including the service and non-service cost components of FAS pension expense for our qualified defined benefit pension plans, were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Total FAS pension expense and CAS cost
FAS pension expense	$(93)	$(111)	$(277)	$(334)
Less: CAS pension cost	433	392	1,300	1,176
Total FAS/CAS pension adjustment	$340	$281	$1,023	$842

Service and non-service cost reconciliation
FAS pension service cost	$(12)	$(12)	$(36)	$(38)
Less: CAS pension cost	433	392	1,300	1,176
Total FAS/CAS pension operating adjustment	421	380	1,264	1,138
Non-service FAS pension expense	(81)	(99)	(241)	(296)
Total FAS/CAS pension adjustment	$340	$281	$1,023	$842

Disaggregation of Sales
Sales by products and services, contract type, customer, and geographic region were as follows (in millions):

	Quarter Ended September 27, 2026
	Aeronautics	MFC	RMS	Space	Total
Sales
Products	$6,652	$4,120	$3,693	$2,964	$17,429
Services	1,562	381	818	521	3,282
Total sales	$8,214	$4,501	$4,511	$3,485	$20,711
Sales by contract type
Fixed-price	$5,541	$3,296	$2,843	$836	$12,516
Cost-reimbursable	2,673	1,205	1,668	2,649	8,195
Total sales	$8,214	$4,501	$4,511	$3,485	$20,711
Sales by customer
U.S. Government	$4,744	$3,244	$2,912	$3,391	$14,291
International (a)	3,461	1,255	1,560	85	6,361
U.S. commercial and other	9	2	39	9	59
Total sales	$8,214	$4,501	$4,511	$3,485	$20,711
Sales by geographic region
United States	$4,753	$3,246	$2,951	$3,400	$14,350
Europe	1,733	595	420	32	2,780
Asia Pacific	1,217	235	711	53	2,216
Middle East	175	378	147	—	700
Other	336	47	282	—	665
Total sales	$8,214	$4,501	$4,511	$3,485	$20,711

	Nine Months Ended September 27, 2026
	Aeronautics	MFC	RMS	Space	Total
Sales
Products	$18,765	$11,143	$10,381	$8,754	$49,043
Services	4,514	1,108	2,475	1,655	9,752
Total sales	$23,279	$12,251	$12,856	$10,409	$58,795
Sales by contract type
Fixed-price	$15,566	$9,015	$7,765	$2,651	$34,997
Cost-reimbursable	7,713	3,236	5,091	7,758	23,798
Total sales	$23,279	$12,251	$12,856	$10,409	$58,795
Sales by customer
U.S. Government	$13,622	$8,850	$8,119	$10,137	$40,728
International (a)	9,632	3,398	4,600	248	17,878
U.S. commercial and other	25	3	137	24	189
Total sales	$23,279	$12,251	$12,856	$10,409	$58,795
Sales by geographic region
United States	$13,647	$8,853	$8,256	$10,161	$40,917
Europe	4,899	1,685	1,530	93	8,207
Asia Pacific	3,267	715	1,740	146	5,868
Middle East	526	895	448	9	1,878
Other	940	103	882	—	1,925
Total sales	$23,279	$12,251	$12,856	$10,409	$58,795

	Quarter Ended September 28, 2025
	Aeronautics	MFC	RMS	Space	Total
Sales
Products	$5,807	$3,256	$3,509	$2,739	$15,311
Services	1,449	368	864	617	3,298
Total sales	$7,256	$3,624	$4,373	$3,356	$18,609
Sales by contract type
Fixed-price	$4,758	$2,638	$2,733	$878	$11,007
Cost-reimbursable	2,498	986	1,640	2,478	7,602
Total sales	$7,256	$3,624	$4,373	$3,356	$18,609
Sales by customer
U.S. Government	$4,681	$2,633	$2,764	$3,293	$13,371
International (a)	2,571	989	1,564	55	5,179
U.S. commercial and other	4	2	45	8	59
Total sales	$7,256	$3,624	$4,373	$3,356	$18,609
Sales by geographic region
United States	$4,685	$2,635	$2,809	$3,301	$13,430
Europe	1,245	401	343	22	2,011
Asia Pacific	926	281	764	32	2,003
Middle East	138	295	199	1	633
Other	262	12	258	—	532
Total sales	$7,256	$3,624	$4,373	$3,356	$18,609

	Nine Months Ended September 28, 2025
	Aeronautics	MFC	RMS	Space	Total
Sales
Products	$17,513	$9,338	$10,337	$8,208	$45,396
Services	4,220	1,092	2,359	1,660	9,331
Total sales	$21,733	$10,430	$12,696	$9,868	$54,727
Sales by contract type
Fixed-price	$14,383	$7,525	$7,688	$2,732	$32,328
Cost-reimbursable	7,350	2,905	5,008	7,136	22,399
Total sales	$21,733	$10,430	$12,696	$9,868	$54,727
Sales by customer
U.S. Government	$13,969	$7,464	$8,409	$9,649	$39,491
International (a)	7,742	2,957	4,117	201	15,017
U.S. commercial and other	22	9	170	18	219
Total sales	$21,733	$10,430	$12,696	$9,868	$54,727
Sales by geographic region
United States	$13,991	$7,473	$8,579	$9,667	$39,710
Europe	3,896	1,177	926	66	6,065
Asia Pacific	2,750	728	1,998	128	5,604
Middle East	445	1,012	630	7	2,094
Other	651	40	563	—	1,254
Total sales	$21,733	$10,430	$12,696	$9,868	$54,727

(a)International sales include foreign military sales (FMS) contracted through the U.S. Government and direct commercial sales to international governments and other international customers.

Our Aeronautics business segment includes our largest program, the F-35 Lightning II, an international multi-role, multi-variant, stealth fighter aircraft. Sales for the F-35 program represented approximately 27% of our total consolidated sales for both the quarter and nine months ended September 27, 2026 and 26% of our total consolidated sales for both the quarter and nine months ended September 28, 2025.
Assets
Total assets for each of our business segments were as follows (in millions):

	September 27, 2026	December 31, 2025
Assets
Aeronautics	$16,098	$14,673
MFC	8,029	6,304
RMS	16,497	16,576
Space	7,986	7,755
Total business segment assets	48,610	45,308
Corporate assets (a)	15,900	14,532
Total assets	$64,510	$59,840
(a)Corporate assets primarily include cash and cash equivalents, deferred income taxes, assets held in a trust for deferred compensation plans, capitalized software, assets for the portion of environmental costs that are probable of future recovery, property, plant and equipment used in our corporate operations, and other marketable investments.
NOTE 5 - CONTRACT ASSETS AND LIABILITIES
Contract assets and contract liabilities were as follows (in millions):

	September 27, 2026	December 31, 2025
Contract assets	$16,899	$13,001
Contract liabilities	12,644	11,440

Contract assets include unbilled amounts typically resulting from sales under contracts when the percentage-of-completion cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. These assets are primarily driven by the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations for which we have not yet billed our customers. During the nine months ended September 27, 2026, contract assets increased $3.9 billion primarily due to the F-35 program at Aeronautics and tactical and strike missiles at MFC. There were no significant credit or impairment losses related to our contract assets during the quarters and nine months ended September 27, 2026 and September 28, 2025.
Contract liabilities include advance payments and billings in excess of revenue recognized. These liabilities increased $1.2 billion during the nine months ended September 27, 2026, primarily due to payment received in excess of revenue recognized on performance obligations (primarily for the F-16 program at Aeronautics and Sikorsky programs at RMS). During the quarter and nine months ended September 27, 2026, we recognized $1.0 billion and $5.8 billion of our contract liabilities at December 31, 2025 as revenue.

NOTE 6 - INVENTORIES
Inventories consisted of the following (in millions):

	September 27, 2026	December 31, 2025
Materials, spares and supplies	$672	$659
Work-in-process	3,106	2,667
Finished goods	209	198
Total inventories	$3,987	$3,524
Costs incurred to fulfill a contract in advance of the contract being awarded are included in inventories as work-in-process if we determine that those costs relate directly to a contract or to an anticipated contract that we can specifically identify and determine that the contract award is probable, the costs generate or enhance resources that will be used in satisfying performance obligations, and the costs are recoverable (referred to as pre-contract costs). These advance procurement costs are generally incurred in order to enhance our ability to achieve schedule and certain customer milestones. Pre-contract costs that are initially capitalized in inventory generally are eventually recognized as operating costs consistent with the transfer of products and services to the customer upon the receipt of the anticipated contract. All other pre-contract costs, including start-up costs, are expensed as incurred. As of September 27, 2026 and December 31, 2025, $1.9 billion and $1.5 billion of pre-contract costs (primarily the classified contracts, F-35 program and F-16 program at Aeronautics and Sikorsky programs at RMS) were included in work-in-process inventories.
NOTE 7 - INCOME TAXES
Income Taxes
Our effective income tax rates were 15.1% and 15.6% for the quarter and nine months ended September 27, 2026 and 16.5% and 16.4% for the quarter and nine months ended September 28, 2025. The decreases were primarily attributable to increased tax deductions for foreign derived deduction eligible income (FDDEI), partially offset by the absence of the favorable resolution of certain federal income tax audit items as compared to the prior year. In addition, the rates for all periods benefited from research and development tax credits, dividends paid to our defined contribution plans with an employee stock ownership plan feature and employee equity awards.
NOTE 8 - DEBT
Revolving Credit Facilities
On August 24, 2026, we entered into a new $2.25 billion unsecured 364-Day revolving credit facility, replacing our previous $3.0 billion facility that was scheduled to mature on December 4, 2026. The new facility matures on August 23, 2027, with the option to convert any borrowings at maturity into term loans payable on August 23, 2028. We also extended the maturity of our existing $3.0 billion unsecured 5-year revolving credit facility from August 24, 2030 to August 24, 2031. Both facilities are available for general corporate purpose, including supporting commercial paper borrowings. There were no borrowings under either facility at September 27, 2026.

NOTE 9 - RETIREMENT BENEFITS
Pretax FAS pension expense related to our qualified defined benefit pension plans consisted of the following (in millions):

	Quarters Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Qualified defined benefit pension plans
Operating:
Service cost	$(12)	$(12)	$(36)	$(38)
Non-operating:
Interest cost	(348)	(368)	(1,042)	(1,104)
Expected return on plan assets	355	359	1,063	1,079
Amortization of actuarial losses	(80)	(78)	(239)	(235)
Amortization of prior service costs	(8)	(12)	(23)	(36)
Non-service FAS pension expense	(81)	(99)	(241)	(296)
Total FAS pension expense	$(93)	$(111)	$(277)	$(334)
We record the service cost component of FAS pension expense for our qualified defined benefit pension plans in consolidated operating profit and the non-service components in non-service FAS pension expense on our consolidated statements of earnings.
Total FAS income for our other retirement benefit plans was not material during the quarters and nine months ended September 27, 2026 and September 28, 2025 and is part of other non-operating income, net on our consolidated statements of earnings.
The required funding of our qualified defined benefit pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended, along with consideration of CAS and Internal Revenue Code rules. We made no contributions to our qualified defined benefit pension plans during the quarters and nine months ended September 27, 2026 and September 28, 2025.
NOTE 10 - STOCKHOLDERS’ EQUITY
Dividends
We paid cash dividends of $2.4 billion ($10.35 per share) during the nine months ended September 27, 2026. In October 2026, subsequent to our third quarter, we authorized a fourth quarter 2026 dividend payment of $3.60 per share, an increase of $0.15 per share over our third quarter 2026 dividend of $3.45 per share. The total amount of dividends declared may differ from the total amount of dividends paid during a period due to the timing of dividend-equivalents paid on RSUs and PSUs. These dividend-equivalents are accrued during the vesting period and are paid upon the vesting of the RSUs and PSUs, which primarily occurs in the first quarter each year.

Accumulated Other Comprehensive Loss (AOCL)
Changes in the balance of AOCL, net of tax, consisted of the following (in millions):

	Retirement Benefits	Other, net	AOCL
Balance at December 31, 2025	$(7,555)	$13	$(7,542)
Other comprehensive loss before reclassifications	—	(69)	(69)
Amounts reclassified from AOCL
Amortization of net actuarial losses and prior service costs (a)	187	—	187
Other	—	4	4
Total reclassified from AOCL	187	4	191
Total other comprehensive income	187	(65)	122
Balance at September 27, 2026	$(7,368)	$(52)	$(7,420)

Balance at December 31, 2024	$(8,288)	$(164)	$(8,452)
Other comprehensive income before reclassifications	—	116	116
Amounts reclassified from AOCL
Amortization of net actuarial losses and prior service costs (a)	193	—	193
Other	—	41	41
Total reclassified from AOCL	193	41	234
Total other comprehensive income	193	157	350
Balance at September 28, 2025	$(8,095)	$(7)	$(8,102)

(a)Reclassifications from AOCL related to retirement benefits were recorded as a component of FAS expense for each period presented. These amounts include $63 million and $65 million, net of tax, for the quarters ended September 27, 2026 and September 28, 2025, which are comprised of the amortization of net actuarial losses of $57 million and $55 million, and the amortization of net prior service costs of $6 million and $10 million, for the quarters ended September 27, 2026 and September 28, 2025. See “Note 9 - Retirement Benefits”.

NOTE 11 - LEGAL PROCEEDINGS AND CONTINGENCIES
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

Separately, based on allegations substantially similar to the above-described securities class action, shareholder derivative complaints were filed in the United States District Court for the District of Maryland on September 11, 2025 and May 18, 2026, against current and former members of our Board of Directors and senior management. We are named as a nominal defendant. Together, the derivative complaints assert claims under Sections 14(a), 20(a), and 10(b) of the Exchange Act, as well as claims for breach of fiduciary duty, abuse of control, gross mismanagement, corporate waste, unjust enrichment, and contribution. Based on the information available to date, we do not believe that these securities-related matters will have a material adverse effect on our results of operations, financial condition, or liquidity.

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
At September 27, 2026 and December 31, 2025, the aggregate amount of liabilities recorded for environmental remediation matters was $644 million and $659 million, most of which are recorded in other noncurrent liabilities on our consolidated balance sheets. We have recorded assets for the portion of environmental costs that are probable of future recovery totaling $591 million and $605 million at September 27, 2026 and December 31, 2025, most of which are recorded in other noncurrent assets on our consolidated balance sheets.
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
Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds issued on our behalf by financial institutions, and we have directly issued guarantees to third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. We had total outstanding letters of credit and surety bonds aggregating $3.5 billion at both September 27, 2026 and December 31, 2025.
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

NOTE 12 - FAIR VALUE MEASUREMENTS
Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	September 27, 2026			December 31, 2025
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Mutual funds	$1,158	$1,158	$—	$1,131	$1,131	$—
U.S. Government securities	43	—	43	80	—	80
Other securities	794	446	348	711	372	339
Derivatives	10	—	10	47	—	47
Liabilities
Derivatives	172	—	172	113	—	113
Substantially all assets measured at fair value, other than derivatives, represent assets held in trusts to fund certain non-qualified deferred compensation and pension plans and are recorded in other noncurrent assets on our consolidated balance sheets. The fair values of mutual funds and certain other securities are determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. The fair values of U.S. Government and certain other securities are determined using pricing models that use observable inputs (e.g., interest rates and yield curves observable at commonly quoted intervals), bids provided by brokers or dealers or quoted prices of securities with similar characteristics. The fair values of derivative instruments, which consist of foreign currency forward contracts, including embedded derivatives, and interest rate swap contracts, are primarily determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates, credit spreads and foreign currency exchange rates.
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
The aggregate notional amount of our outstanding interest rate swaps was $1.4 billion at September 27, 2026 and $1.3 billion December 31, 2025. The aggregate notional amount of our outstanding foreign currency hedges was $6.9 billion and $7.2 billion at September 27, 2026 and December 31, 2025. The fair values of our outstanding interest rate swaps and foreign currency hedges at September 27, 2026 and December 31, 2025 were not significant. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters and nine months ended September 27, 2026 and September 28, 2025. The impact of derivative instruments on our consolidated statements of cash flows is included in net cash provided by operating activities. Substantially all of our derivatives are designated for hedge accounting.
In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts for cash and cash equivalents, receivables and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $19.3 billion and $22.0 billion at September 27, 2026 and December 31, 2025. The outstanding principal amount of debt, including short-term and long-term debt, was $21.7 billion and $22.9 billion at September 27, 2026 and December 31, 2025, excluding $1.2 billion of unamortized discounts and issuance costs at both September 27, 2026 and December 31,

2025. The estimated fair values of our outstanding debt were determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates and credit spreads (Level 2).
Also in addition to the financial instruments listed in the table above, we make investments in companies that we believe are advancing or developing new technologies applicable to our business. These investments are primarily in early-stage companies and may be in the form of common or preferred stock, warrants, convertible debt securities, investments in funds or other investments. Most of these investments are in securities without readily determinable fair values (privately held securities), which are measured initially at cost and are then adjusted to fair value only if there is an observable price change or reduced for impairment, if applicable. The carrying amounts of the investments were $831 million and $669 million at September 27, 2026 and December 31, 2025. Net gains recorded due to adjustments in valuation and/or sales of investments were not material for the quarters and nine months ended September 27, 2026 and September 28, 2025.
NOTE 13 - OTHER
In July 2026, we entered into a definitive agreement to acquire Ultra Maritime Solutions (Ultra Maritime), a global defense company specializing in advanced undersea warfare and anti-submarine capabilities for allied naval forces, for $3.45 billion. Upon closing, Ultra Maritime will be reported within our RMS business segment. We expect to fund the acquisition with cash on hand. The transaction is expected to close in the fourth quarter of 2026.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lockheed Martin Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Lockheed Martin Corporation (the Company) as of September 27, 2026, the related consolidated statements of earnings, comprehensive income and equity for the quarters and nine months ended September 27, 2026 and September 28, 2025, the consolidated statements of cash flows for the nine months ended September 27, 2026 and September 28, 2025, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
October 22, 2026

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
BUSINESS OVERVIEW
We are a global aerospace and defense technology company that builds and sustains the solutions America and its allies need to deter conflict and advance national security and scientific exploration objectives. Our four business areas – Aeronautics, Missiles and Fire Control, Rotary and Mission Systems, and Space – work as one company offering integrated solutions, at scale, across all warfighting domains. Our defense, space, intelligence, homeland security, information technology, and cybersecurity capabilities serve U.S. and international customers in defense, civil and commercial applications. Our principal customers are agencies of the U.S. Government and allies. During the nine months ended September 27, 2026, 70% of our $58.8 billion in sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 61% from U.S. Department of War (DoW), also known as the Department of Defense under 10 U.S.C. § 111(a)), and 30% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government).
Global Security
We operate in a complex and evolving global security environment. Conflicts or tensions in areas such as the Middle East, Europe, and the Pacific region have heightened tensions and highlighted security requirements globally, including in these regions as well as the U.S. Although these tensions and conflicts may drive interest in specific products or services as countries seek to improve their security posture, our business primarily operates on a long-cycle basis. As a result, the U.S. Government has been broadly focused on increasing industry capacity to meet long-term demand. We are working with the U.S. Government, international partners, and our supply chain with the objective of increasing capacity and enhancing our ability to scale operations to contracted or anticipated demand. In 2026, we have entered into multi-year contracts with the DoW intended to increase production quantities and accelerate delivery schedules for the Patriot Advanced Capability-3 Missile Segment Enhancement (PAC-3 MSE) and Terminal High Altitude Area Defense (THAAD) programs. We have also entered into munitions framework agreements to rapidly accelerate production and delivery of the Precision Strike Missile (PrSM) and the Joint Advanced Tactical Missile (JATM), and a framework agreement for multi-year production and sustainment of the F-35 Lightning II.

For additional risks to the company related to global security, see Part I, Item 1A, “Risk Factors” of our 2025 Form 10-K.
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
Certain materials and component parts that go into making our products are imported into the U.S. and are subject to tariffs, sanctions, embargoes, export and import controls, and other trade restrictions. Changes in trade policies, including tariffs and other restrictions, may affect the cost or availability of certain materials and components. While we continue to monitor these developments and pursue mitigation strategies where appropriate, excluding the near-term cash flow impact, we do not currently expect existing tariffs to have a material long-term impact on our results of operations. Through the nine months ended September 27, 2026, we have received approximately $225 million in refunds related to prior tariff assessments.
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
In addition, recent government actions relating to rare earth minerals that are used in certain of our products have raised concerns about supply availability. We are monitoring the rare earth minerals supply chain and maintaining active engagement with our suppliers as the regulatory landscape evolves, and taking steps to mitigate potential disruptions, including identifying and qualifying alternative sources, securing supply through long-term agreements, and collaborating with our customers on industry-wide solutions. If we are unable to successfully mitigate disruptions to the availability of rare earth minerals, our future profits, margins and cash flows may be adversely affected.
For additional risks to the company related to the geopolitical and economic environment, see Part I, Item 1A, “Risk Factors” of our 2025 Form 10-K.
U.S. Government Budget Environment
Our primary customer is the U.S. Government, from which we derived 70% of our sales during the nine months ended September 27, 2026, including 61% from the DoW. Funding for U.S. Government programs is subject to a variety of factors that can affect our business, including the Administration’s budget requests and procurement priorities and policies, annual congressional budget authorization and appropriation processes, and other U.S. Government domestic and international priorities. U.S. Government spending levels, particularly defense spending, and timely funding thereof can affect our financial performance over the short and long term.
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
On April 3, 2026, the Administration released the FY 2027 Defense topline request. The FY 2027 proposal seeks a historic $1.5 trillion defense budget, driven by a large discretionary base request and an additional $350 billion of mandatory funding through reconciliation. It emphasizes a $760 billion weapons‑procurement and modernization effort—highlighting commitment to munitions framework deals, Golden Dome missile defense, and an increase in F‑35 purchases, among other items. On September 2, 2026, the President signed a continuing resolution that generally maintains FY 2026 funding levels through December 11, 2026. Congress has not completed action on full-year FY 2027 appropriations, and the timing and ultimate level of FY 2027 defense funding remain uncertain.
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
Our consolidated results of operations were as follows (in millions, except per share data):

	Quarters Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Sales	$20,711	$18,609	$58,795	$54,727
Operating costs and expenses	(18,275)	(16,369)	(51,835)	(49,430)
Gross profit	2,436	2,240	6,960	5,297
Other income, net	7	40	25	103
Operating profit	2,443	2,280	6,985	5,400
Interest expense	(264)	(286)	(799)	(828)
Non-service FAS pension expense	(81)	(99)	(241)	(296)
Other non-operating income, net	74	43	179	115
Earnings before income taxes	2,172	1,938	6,124	4,391
Income tax expense	(327)	(319)	(955)	(718)
Net earnings	$1,845	$1,619	$5,169	$3,673
Diluted earnings per common share	$7.97	$6.95	$22.36	$15.69

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

Our consolidated sales and operating costs and expenses were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Sales
Products	$17,429	$15,311	$49,043	$45,396
% of total sales	84.2%	82.3%	83.4%	82.9%
Services	3,282	3,298	9,752	9,331
% of total sales	15.8%	17.7%	16.6%	17.1%
Total sales	$20,711	$18,609	$58,795	$54,727
Operating costs and expenses
Products	$(15,609)	$(13,708)	$(44,070)	$(41,461)
% of product sales	89.6%	89.5%	89.9%	91.3%
Services	(2,882)	(2,871)	(8,528)	(8,641)
% of service sales	87.8%	87.1%	87.4%	92.6%
Impairment and other charges	—	—	—	(66)
Other unallocated, net	216	210	763	738
Total operating costs and expenses	$(18,275)	$(16,369)	$(51,835)	$(49,430)

Product Sales and Costs
Product sales increased $2.1 billion, or 14%, during the quarter ended September 27, 2026, compared to the same period in 2025. This increase was due to higher product sales of approximately $865 million at MFC (production ramp-up on Patriot Advanced Capability-3 (PAC-3), Terminal High Altitude Area Defense (THAAD), Guided Multiple Launch Rocket Systems (GMLRS) and Precision Strike Missile (PrSM) programs); $845 million at Aeronautics (higher volume on F-35 and C-130 production contracts); $225 million at Space (higher volume on Fleet Ballistic Missile (FBM) and Next Generation Interceptor (NGI), partially offset by program lifecycle on the OPIR mission) and $185 million at RMS (higher volume on radar programs).
Product costs increased $1.9 billion, or 14%, during the quarter ended September 27, 2026, compared to the same period in 2025. This increase was due to higher product costs of approximately $805 million at Aeronautics, $750 million at MFC, $200 million at Space and $145 million at RMS. Product costs for all four business segments reflect the production ramp-up and higher volume as described above in “Product Sales”.
Product sales during the nine months ended September 27, 2026 increased $3.6 billion, or 8%, compared to the same period in 2025. This increase was due to higher product sales of approximately $1.8 billion at MFC (production ramp-up on PAC-3, THAAD, GMLRS and PrSM programs); $1.3 billion at Aeronautics (higher volume on F-35 production contracts); and $545 million at Space (higher volume on FBM and NGI programs).
Product costs during the nine months ended September 27, 2026 increased $2.6 billion, or 6%, compared to the same period in 2025. This increase was due to higher product costs of approximately of $1.5 billion at MFC and $600 million at Space and $425 million at Aeronautics. Higher product costs reflect the production ramp-up and higher volume as described above in “Product Sales”, partially offset by the sales impact of the 2025 reach-forward loss on a classified program.

Service Sales and Costs
Service sales and service costs during the quarter ended September 27, 2026 were comparable to the same period in 2025.
Service sales during the nine months ended September 27, 2026 increased $421 million, or 5%, compared to the same period in 2025. The increase was primarily attributable to higher service sales of approximately $295 million at Aeronautics (higher volume on the F-35 sustainment contracts) and $115 million at RMS (sales impact of the 2025 reach-forward loss on CMHP).
Service costs during the nine months ended September 27, 2026 decreased $113 million, or 1%, compared to the same period in 2025. The decrease was primarily attributable to lower service costs of $485 million at RMS, partially offset by higher service costs of approximately $305 million at Aeronautics as described above in “Service Sales”.
Impairment and Other Charges
During the nine months ended September 28, 2025, we recorded charges totaling $66 million ($52 million, or $0.22 per share, after-tax) primarily for the write-off of fixed assets resulting from the U.S. Air Force’s Next Generation Air Dominance (NGAD) competition and down-select decision.
Other Unallocated, Net
Other unallocated, net primarily includes the FAS/CAS pension operating adjustment (which represents the difference between total CAS pension cost recorded in our business segments’ results of operations and the service cost component of FAS pension expense), stock-based compensation expense, changes in the fair value of assets and liabilities for deferred compensation plans, intangible asset amortization expense, and other miscellaneous corporate activities. Other unallocated, net reduced operating expenses were $216 million and $763 million during the quarter and nine months ended September 27, 2026, compared to $210 million and $738 million during the quarter and nine months ended September 28, 2025. The fluctuations in other unallocated, net were primarily due to changes in fair value of net assets and liabilities for deferred compensation plans and costs associated with various corporate items, none of which were individually significant.
Other Income, Net
Other income, net was $7 million and $25 million during the quarter and nine months ended September 27, 2026, compared to $40 million and $103 million during the quarter and nine months ended September 28, 2025. Other income, net, primarily includes earnings generated by equity method investees, as well as gains or losses for acquisitions, divestitures, and other items, none of which are individually significant for the nine months ended September 27, 2026. Other income, net for the nine months ended September 28, 2025 included an intellectual property license arrangement and the Commercial Engine Solutions divestiture net working capital true-up.
Non-service FAS Pension Expense

Non-service FAS pension expense was $81 million and $241 million during the quarter and nine months ended September 27, 2026, compared to $99 million and $296 million during the quarter and nine months ended September 28, 2025. See “Note 9 - Retirement Benefits” included in our Notes to Consolidated Financial Statements for additional information.
Other Non-operating Income, net

Other non-operating income, net primarily includes gains or losses related to adjustments in valuation of early-stage company investments or gains or losses upon the sale of these investments and interest income earned on cash and cash equivalents. Other non-operating income, net was $74 million and $179 million during the quarter and nine months ended September 27, 2026, compared to $43 million and $115 million during the quarter and nine months ended September 28, 2025. See “Note 12 - Fair Value Measurements” included in our Notes to Consolidated Financial Statements for additional information.

Income Tax Expense
Our effective income tax rates were 15.1% and 15.6% for the quarter and nine months ended September 27, 2026 and 16.5% and 16.4% for the quarter and nine months ended September 28, 2025. The decreases were primarily attributable to increased tax deductions for foreign derived deduction eligible income (FDDEI), partially offset by the absence of the favorable resolution of certain federal income tax audit items as compared to the prior year. In addition, the rates for all periods benefited from research and development tax credits, dividends paid to our defined contribution plans with an employee stock ownership plan feature and employee equity awards.
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
Net Earnings
We reported net earnings of $1.8 billion ($7.97 per share) and $5.2 billion ($22.36 per share) during the quarter and nine months ended September 27, 2026 and $1.6 billion ($6.95 per share) and $3.7 billion ($15.69 per share) during the quarter and nine months ended September 28, 2025. Net earnings and earnings per share for the quarter and nine months ended September 27, 2026 were affected by the factors mentioned above. Earnings per share also benefited from a net decrease of approximately 1.3 million and 2.9 million weighted average common shares outstanding during the quarter and nine months ended September 27, 2026, compared to the same periods in 2025. The reduction in weighted average common shares was a result of share repurchases in the second half of 2025, but none during the quarter and nine months ended September 27, 2026, partially offset by share issuances under our stock-based awards and certain defined contribution plans.

BUSINESS SEGMENT RESULTS OF OPERATIONS
Our operations are organized into four business segments, which also comprise our reportable segments: Aeronautics, Missiles and Fire Control (MFC), Rotary and Mission Systems (RMS) and Space. We generally organize our business segments based on the nature of products and services offered.
Business segment operating profit excludes the FAS/CAS pension operating adjustment, a portion of corporate costs not considered allowable or allocable to contracts with the U.S. Government under the applicable U.S. Government Cost Accounting Standards (CAS) or federal acquisition regulations (FAR), and other items not considered part of management’s evaluation of segment operating performance. See “Note 4 - Information on Business Segments – Unallocated Items” included in our Notes to Consolidated Financial Statements for additional information.
Sales and operating profit for each of our business segments were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Sales
Aeronautics	$8,214	$7,256	$23,279	$21,733
Missiles and Fire Control	4,501	3,624	12,251	10,430
Rotary and Mission Systems	4,511	4,373	12,856	12,696
Space	3,485	3,356	10,409	9,868
Total sales	$20,711	$18,609	$58,795	$54,727
Operating profit
Aeronautics	$743	$682	$2,122	$1,304
Missiles and Fire Control	631	510	1,725	1,454
Rotary and Mission Systems	524	506	1,384	855
Space	331	331	983	1,072
Total business segment operating profit	$2,229	$2,029	$6,214	$4,685
Unallocated items
FAS/CAS pension operating adjustment	$421	$380	$1,264	$1,138
Impairment and other charges	—	—	—	(66)
Intangible asset amortization expense	(49)	(70)	(149)	(197)
Other, net	(158)	(59)	(344)	(160)
Total unallocated items	214	251	771	715
Total consolidated operating profit	$2,443	$2,280	$6,985	$5,400

Management evaluates performance on our contracts by focusing on sales and operating profit and not by type or amount of operating expense. Consequently, our discussion of business segment performance focuses on sales and operating profit, consistent with our approach for managing the business. This approach is consistent throughout the life cycle of our contracts, as management assesses the bidding of each contract by focusing on sales and operating profit and monitors performance on our contracts in a similar manner through their completion. This method and assumptions used to evaluate contracts and recognize revenue, including the use of percentage-of-completion accounting for contracts with continuous transfer of control to the customer, are consistent with those described in our 2025 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Additionally, for updates related to fixed-price contracts, see “Note 2 - Significant Accounting Policies” included in our Notes to Consolidated Financial Statements.
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

Comparability of our segment sales, operating profit and operating margin may be impacted favorably or unfavorably by changes in profit booking rates on our contracts, see “Note 2 - Significant Accounting Policies” included in our Notes to Consolidated Financial Statements.
The following table presents the effect of our consolidated net profit booking rate adjustments on segment operating profit (in millions):

	Quarters Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Aeronautics	$35	$60	$110	$(560)
Missiles and Fire Control	145	130	470	390
Rotary and Mission Systems	110	105	170	(360)
Space	85	70	215	330
Total net adjustments to segment operating profit	$375	$365	$965	$(200)
During the nine months ended September 27, 2026, we recorded unfavorable profit adjustments of $170 million on the F-16 program at Aeronautics as a result of production performance and development delays, $175 million on the C-130 program at Aeronautics as a result of continued diminishing manufacturing source integration challenges and associated delivery delays, $125 million on the Heavy Lift program at RMS as a result of production performance, and $95 million on the Seahawk program at RMS as a result of production performance and schedule delays. During the nine months ended September 28, 2025, we recorded losses of $950 million on an ongoing classified program at Aeronautics, and $570 million on Canadian Maritime Helicopter Program (CMHP) and $95 million on Türkish Utility Helicopter Program (TUHP) at RMS and $105 million of unfavorable profit adjustments on the C-130 program at our Aeronautics business segment. In addition to the losses and unfavorable profit adjustments above, during the nine months ended September 28, 2025 we also recorded $130 million of favorable adjustments upon completion on certain commercial civil space programs at Space and $80 million favorable adjustments upon completion of a classified program at Aeronautics.
There are certain programs where there is a risk of additional losses, including Aeronautics, MFC and RMS business segments. For further discussion regarding the losses recognized on these programs, including factors that could contribute to potential future losses, see “Note 2 - Significant Accounting Policies” included in our Notes to Consolidated Financial Statements.
Aeronautics
Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Sales	$8,214	$7,256	$23,279	$21,733
Operating profit	743	682	2,122	1,304
Operating margin	9.0%	9.4%	9.1%	6.0%
Aeronautics’ sales during the quarter ended September 27, 2026 increased $958 million, or 13%, compared to the same period in 2025. The increase was primarily due to higher sales of $710 million on the F‑35 program as a result of higher volume on production and sustainment contracts and $270 million on the C-130 program due to the liquidation of pre-contract costs incurred in anticipation of a contract award in the third quarter of 2026. These increases were partially offset by lower sales of $130 million on the F-16 program due to lower production volume and the sales impact of unfavorable profit adjustments recognized.
Aeronautics’ operating profit during the quarter ended September 27, 2026 increased $61 million, or 9%, compared to the same period in 2025. The increase was primarily attributable to the higher sales volume previously described, partially offset by higher unfavorable profit adjustments of $40 million on the F-16 program and $40 million on the C-130 program.

Aeronautics’ sales during the nine months ended September 27, 2026 increased $1.5 billion, or 7%, compared to the same period in 2025. The increase was primarily due to higher sales of $1.5 billion on the F‑35 program as a result of higher volume on production and sustainment contracts and $200 million on the F-22 program due to higher volume. These increases were partially offset by lower sales of $360 million on the F-16 program due to the sales impact of $165 million of unfavorable profit adjustments recognized in 2026 and lower production volume. Sales for classified programs were comparable as the impact of lower volume during the nine months of 2026 was mostly offset by the reach-forward loss recognized on a classified contract in 2025.
Aeronautics’ operating profit during the nine months ended September 27, 2026 increased $818 million, or 63%, compared to the same period in 2025. The increase was primarily attributable to the $950 million reach-forward loss recognized on a classified contract in 2025 and the higher sales volume previously described; partially offset by higher unfavorable profit adjustments of $165 million on the F-16 program and $70 million on the C-130 program.
Additionally, during the quarter ended September 27, 2026, we delivered 43 F-35 aircraft. Since the program inception through September 27, 2026, we delivered 1,387 production F-35 aircraft, including 989 F-35A variants, 255 F-35B variants and 143 F-35C variants, and our backlog as of that date was 274 aircraft. We remain in negotiations with the U.S. Government on the production contracts for F-35 lots 20 and higher. Our costs incurred began to exceed the current contractual authorization and funding on the Lot 20 advance acquisition contract during the third quarter of 2026. Without additional contractual authorization and funding from the U.S. Government, our results of operations, cash flows, and financial condition will be negatively impacted in future periods.
Missiles and Fire Control
Summary operating results for our MFC business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Sales	$4,501	$3,624	$12,251	$10,430
Operating profit	631	510	1,725	1,454
Operating margin	14.0%	14.1%	14.1%	13.9%
MFC’s sales during the quarter ended September 27, 2026 increased $877 million, or 24%, compared to the same period in 2025. The increase was primarily attributable to higher sales of $480 million on integrated air and missile defense programs due to production ramps (PAC-3 and THAAD), and $330 million on tactical and strike missile programs due to production ramps (GMLRS and PrSM).
MFC’s operating profit during the quarter ended September 27, 2026 increased $121 million, or 24%, compared to the same period in 2025. The increase was primarily attributable to higher sales volume previously described.
MFC’s sales during the nine months ended September 27, 2026 increased $1.8 billion, or 17%, compared to the same period in 2025. The increase was primarily attributable to higher sales of $1.2 billion on integrated air and missile defense programs due to production ramps (PAC-3 and THAAD), and $510 million on tactical and strike missile programs due to production ramps (GMLRS and PrSM).
MFC’s operating profit during the nine months ended September 27, 2026 increased $271 million, or 19%, compared to the same period in 2025. The increase was primarily attributable to the higher sales volume previously described, and $75 million due to higher net favorable profit adjustments on integrated air and missile defense (PAC-3 and THAAD).

Rotary and Mission Systems
Summary operating results for our RMS business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Sales	$4,511	$4,373	$12,856	$12,696
Operating profit	524	506	1,384	855
Operating margin	11.6%	11.6%	10.8%	6.7%
RMS’ sales during the quarter ended September 27, 2026 increased $138 million, or 3%, compared to the same period in 2025. The increase was attributable to higher sales of $140 million on Sensors, Effectors & Mission Systems (SEMS) programs due to higher volume on radar programs.
RMS’ operating profit during the quarter ended September 27, 2026 increased $18 million, or 4%, compared to the same period in 2025, primarily due to a $40 million favorable profit adjustment upon the resolution of a contracting matter, offset by unfavorable profit adjustments of $45 million on Heavy Lift and Seahawk programs in the third quarter of 2026.
RMS’ sales during the nine months ended September 27, 2026 increased $160 million, or 1%, compared to the same period in 2025. The increase was primarily attributable to higher sales of $150 million on Mission Integrated Command & Control (MIC2) programs due to higher volume on undersea mission systems programs and the River Class Destroyer program, and $60 million on Sikorsky helicopter programs. Higher sales at Sikorsky were due to the sales impact of the reach-forward losses recognized on CMHP and TUHP in 2025, partially offset by the sales impact of unfavorable profit adjustments recognized on Heavy Lift and Seahawk programs in 2026.
RMS’ operating profit during the nine months ended September 27, 2026 increased $529 million, or 62%, compared to the same period in 2025. The increase was attributable to the $570 million reach-forward loss recognized on CMHP and the $95 million reach-forward loss recognized on TUHP in 2025, partially offset by unfavorable profit adjustments of $125 million on Heavy Lift and $95 million on Seahawk programs in 2026.
Space
Summary operating results for our Space business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Sales	$3,485	$3,356	$10,409	$9,868
Operating profit	331	331	983	1,072
Operating margin	9.5%	9.9%	9.4%	10.9%
Space’s sales during the quarter ended September 27, 2026 increased $129 million, or 4%, compared to the same period in 2025. The increase was primarily attributable to higher sales of $185 million on strategic and missile defense programs due to higher volume on the FBM and NGI programs, partially offset by lower sales of $115 million for national security space programs due to the program lifecycle on the OPIR mission.
Space’s operating profit during the quarter ended September 27, 2026 was comparable to the same period in 2025.
Space’s sales during the nine months ended September 27, 2026 increased $541 million, or 5%, compared to the same period in 2025. The increase was primarily attributable to higher sales of $620 million on strategic and missile defense programs due to increased volume (FBM and NGI).
Space’s operating profit during the nine months ended September 27, 2026 decreased $89 million, or 8%, compared to the same period in 2025. The decrease was primarily due to favorable performance at completion on certain commercial civil space programs in 2025; partially offset by higher sales volume previously described.

FINANCIAL CONDITION
Liquidity and Capital Resources
At September 27, 2026, we had cash and cash equivalents of $6.0 billion that was generally available to fund ordinary business operations without significant legal, regulatory or other restrictions. Our principal source of liquidity is our cash from operations and access to credit markets. Access to credit markets includes our $5.25 billion of unsecured revolving credit facilities and the ability to issue commercial paper. We may, as conditions warrant, issue commercial paper backed by our revolving credit facilities to manage the timing of cash flows. There were no borrowings outstanding under the revolving credit facilities or the commercial paper program at September 27, 2026 or December 31, 2025.
Cash received from customers is our primary source of cash from operations. However, from time to time, we fund customer programs ourselves pending government appropriations or prior to contract award. See “Note 6 - Inventories” included in our Notes to Consolidated Financial Statements for additional information. If we incur costs in excess of funds obligated on the contract or in advance of a contract award, this negatively affects our cash flows, and we may be at risk for reimbursement of the excess costs. In addition, when estimates of total costs to be incurred on a contract exceed total estimates of the transaction price, a provision for the entire loss is determined at the contract level and is recorded in the period in which the loss is evident, which we refer to as a reach-forward loss. Typically, these reach-forward losses do not have an immediate cash flow impact, but as future costs are incurred on these contracts, these losses will negatively impact cash flows over the remaining period of performance.
Increases in costs due to tariffs may impact our cash flows, as we may not be able to fully recover these costs, and even if recovery is possible, it may not occur in the same period as the incurred costs. See “Business Overview” discussion above.
Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type. We generally bill and collect cash more frequently under cost-reimbursable contracts, which represented approximately 40% of the sales we recorded during the nine months ended September 27, 2026, as we are authorized to bill as the costs are incurred. A number of our fixed-price contracts may provide for performance-based payments, which allow us to bill and collect cash as we perform on the contract as we achieve milestones. The amounts of performance-based payments and the related milestones are determined in the negotiation of each contract. The timing of such payments may differ from the timing of the costs incurred related to our contract performance, thereby affecting our cash flows.
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
We seek to maintain a disciplined and dynamic cash deployment strategy to invest in our business and key technologies to provide our customers with enhanced capabilities, enhance stockholder value, and position ourselves to take advantage of new business opportunities when they arise. Consistent with that strategy, we have continued to invest in our business and technologies through capital expenditures, independent research and development, and selective business acquisitions and investments. We expect to fund the pending $3.45 billion acquisition of Ultra Maritime with cash on hand. See “Note 13 - Other” for additional information. We have guaranteed $750 million of certain United Launch Alliance (ULA) borrowings and expect to provide additional financial support. See “Note 2 - Significant Accounting Policies” included in our Notes to Consolidated Financial Statements for additional information.
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

We actively manage our pension obligations and expect to continue doing so opportunistically through discretionary contributions, the purchase of group annuity contracts using assets from the pension trust, or other actions. See “Note 9 - Retirement Benefits” included in our Notes to Consolidated Financial Statements for additional information.
The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	Nine Months Ended
	September 27, 2026	September 28, 2025
Cash and cash equivalents at beginning of year	$4,121	$2,483
Operating activities
Net earnings	5,169	3,673
Noncash adjustments	2,606	3,192
Changes in working capital	(864)	(1,553)
Other, net	(18)	26
Net cash provided by operating activities	6,893	5,338
Net cash used for investing activities	(1,360)	(1,464)
Net cash used for financing activities	(3,694)	(2,887)
Net change in cash and cash equivalents	1,839	987
Cash and cash equivalents at end of period	$5,960	$3,470
Operating Activities
Net cash provided by operating activities during the nine months ended September 27, 2026 increased $1.6 billion compared to the same period in 2025. The increase in cash from operations was primarily due to higher customer receipts in 2026 and lower tax payments reflecting the impact of the Tax Act and the Notice.
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
The following table reconciles net cash provided by operating activities to free cash flow (in millions):

	Nine Months Ended
	September 27, 2026	September 28, 2025
Cash from operations	$6,893	$5,338
Capital expenditures	(1,268)	(1,186)
Free cash flow	$5,625	$4,152
Free cash flow during the nine months ended September 27, 2026 increased $1.5 billion compared to the same period in 2025 primarily due to operating cash flow drivers described above.
Investing Activities
Net cash used for investing activities during the nine months ended September 27, 2026 decreased $104 million compared to the same period in 2025, primarily due to a $360 million cash payment for the acquisition of Rapid Solutions in 2025.

Capital expenditures totaled $1.3 billion and $1.2 billion during the nine months ended September 27, 2026 and September 28, 2025. The majority of our capital expenditures are for equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for the development or purchase of internal-use software.
Financing Activities
Net cash used for financing activities during the nine months ended September 27, 2026 increased $807 million compared to the same period in 2025. During the nine months ended September 27, 2026, we did not receive any net proceeds from long-term debt issuance, compared to $2.0 billion during the same period in 2025. Additionally, during the nine months ended September 27, 2026, we repaid $1.2 billion of long-term notes with fixed interest rates according to their scheduled maturities, compared to $142 million during the same period in 2025. We did not make any share repurchases during the nine months ended September 27, 2026, compared to paying $2.3 billion to repurchase 5.0 million shares during the same period in 2025.
OTHER MATTERS
Critical Accounting Policies
There have been no significant changes to the critical accounting policies disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Form 10-K.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2025 Form 10-K, we transact business globally and are subject to risks associated with changing foreign currency exchange rates. We enter into foreign currency hedges such as forward and option contracts that change in value as foreign currency exchange rates change. Our exposures to market risk have not changed materially since December 31, 2025. See “Note 12 - Fair Value Measurements” included in our Notes to Consolidated Financial Statements for additional discussion.
ITEM 4. Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 27, 2026. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of September 27, 2026.
There were no changes in our internal control over financial reporting during the quarter ended September 27, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•the timing of contract awards or contract definitization, the outcome of contract negotiations, decisions by government customers to impose contract terms following undefinitized contract actions, achievement of performance milestones, customer acceptance of product deliveries, and receipt of customer payments;

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
~~•~~planned production rates and orders for significant programs, compliance with stringent performance and reliability standards, and materials availability, including government furnished equipment, rare earth minerals and microelectronics;
•performance and/or financial viability of key suppliers, teammates, joint ventures (including United Launch Alliance, for which we have provided guarantees and expects to provide additional financial support), joint venture partners, subcontractors and customers;
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
•our ability to develop and integrate artificial intelligence and autonomy technologies into our products and operations, our use of third-party AI providers, unintended performance of AI-enabled systems, and evolving laws, regulations and contract requirements governing AI and autonomous weapon systems;
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
•our ability to successfully integrate the Ultra Maritime business and realize synergies and other expected benefits of the transaction and the potential for disruption to our or Ultra Maritime's business, customer and supplier relationships;
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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
For information regarding legal proceedings and environmental matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Note 11 - Legal Proceedings and Contingencies — Legal Proceedings and Environmental Matters” included in our Notes to Consolidated Financial Statements in this Form 10-Q, which is hereby incorporated by reference. For additional information and a description of previously reported matters, see also “Critical Accounting Policies – Environmental Matters” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 14 – Legal Proceedings, Commitments and Contingencies,” in our 2025 Form 10-K.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the quarter ended September 27, 2026.

There were no repurchases of our common stock in the open market during the quarter ended September 27, 2026.

Period (a)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (b)
				(in millions)
June 29, 2026 – July 26, 2026 (c)	—	$—	—	$8,324
July 27, 2026 – August 30, 2026 (c)	—	$—	—	$8,324
August 31, 2026 – September 27, 2026 (c)	—	$—	—	$8,324
Total (c)	—	$—	—

(a)We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, September 27, 2026 was the last day of our September 2026 fiscal month.
(b)In 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. We did not repurchase any shares during the quarter ended September 27, 2026.
(c)During the quarter ended September 27, 2026, we withheld and retired 2,204 shares of common stock with an average price of $579.17 per share solely to satisfy tax withholding obligations associated with the vesting of restricted stock units and performance stock units.
ITEM 5. Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended September 27, 2026.

ITEM 6. Exhibits

Exhibit No.	Description

10.1
364-Day Revolving Credit Agreement dated as of August 24, 2026, among Lockheed Martin Corporation, the lenders listed therein, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on August 27, 2026).

10.2
Extension Agreement dated as of August 24, 2026, among Lockheed Martin Corporation, the lenders listed therein, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on August 27, 2026).

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

Lockheed Martin Corporation
(Registrant)

Date: October 22, 2026	By: /s/ H. Edward Paul III
H. Edward Paul III
Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)